Form 10-K
period 1993-12-31
CAPITAL CITY BANK GROUP INC
filed 1994-03-29
CIK 726601

1993 Form 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of I934

For the Fiscal Year Ended December 31, 1993

Commission File Number 0-13358

CAPITAL CITY BANK GROUP, INC.
Incorporated in the State of Florida in 1982

I.R.S. Employer Identification Number 59-2273542

Address: 217 North Monroe St., Tallahassee, FL 32301

Telephone: (904) 224-1171

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock - $.01 par value

As of March 1, 1994, Capital City Bank Group, Inc. had 3,105,243 shares of common stock issued and 2,849,316 shares outstanding.

Capital City Bank Group, Inc. (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

There is no established trading market for the common stock of Capital City Bank Group, Inc. The aggregate market value (based on last sale of which the Company has knowledge) of Capital City Bank Group, Inc. common stock held by nonaffiliates on March 1, 1994, was approximately $32,090,656.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1993 are incorporated by reference into Parts I, II, and IV. Portions of the Registrant's definitive proxy statement (pursuant to Regulation
14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 1993 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE

Item 1.  Business                                                        3
Item 2.  Properties                                                     11
Item 3.  Legal Proceedings                                              11
Item 4.  Submission of Matters To a Vote of Security Holders            12

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            12
Item 6.  Selected Financial Data                                        12
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            13
Item 8.  Financial Statements and Supplementary Data                    40
Item 9.  Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure                                       60

PART III

Item 10.  Directors and Executive Officers of the Registrant            60
Item 11.  Executive Compensation                                        62
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    62
Item 13.  Certain Relationships and Related Transactions                62

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      62

PART I

Item I.  Business

Capital City Bank Group, Inc., ("CCBG" or "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of Florida on December 13, 1982, to acquire five national banks and one state bank pursuant to a Reorganization Agreement and Plan of Merger dated May 16, 1983.

At year-end 1993, CCBG owned ten banks with a total of thirty offices in seven counties. In March of 1993, Capital City Bank Group, Inc. expanded its market by acquiring three offices in Citrus County. The offices are located in Meadowcrest, Citrus Springs and Floral City. The new offices are being operated as branches of Capital City First National Bank and had total deposits of $37.0 million on the date of acquisition. Expansion into Citrus County added the seventh county to CCBG's market area and, with this addition, the Company now has a presence in four counties in North-Central Florida and three counties in North Florida. In February of 1994, the Company acquired a bank facility (real estate only) which will be opened during the summer as a fourth location in Citrus County.

Banks within the Capital City Bank Group serve North Florida and South Georgia markets and, collectively, are referred to as the "Group" banks. A listing of the banks is presented below.

                                                                                       Five Year
                               Date          Date Acquired     Deposits as of      Compound Growth Rate
     Name                    Chartered           by CCBG       December 31, 1993      (Deposits)

First National Bank      March 19, 1895      January 1, 1984      $300,193,729              7.7%
Tallahassee, Florida

City National Bank       November 30, 1974   January 1, 1984        69,737,309              5.1%
Tallahassee, Florida

Levy County State Bank   September 18, 1948  January 1, 1985        67,616,574              0.0%
Chiefland, Florida

Second National Bank     March 23, 1967      January 1, 1984        51,483,167              7.9%
Tallahassee, Florida

Industrial National Bank December 4, 1968*   January 1, 1984        51,477,014             (1.2%)
Tallahassee, Florida


Gadsden National Bank    June 1, 1987**      June 1, 1987           35,257,932             (1.8%)
Quincy, Florida

Farmers & Merchants      October 18, 1911    February 1, 1986       29,388,781              4.5%
Bank of Trenton
Trenton, Florida

Branford State Bank      March 13, 1911      July 31, 1989          27,191,629             12.7%
Branford, Florida

Havana State Bank        May 30, 1907        January 1, 1984        26,322,684              1.7%
Havana, Florida

First National Bank of   December 18, 1978   January 1, 1984        19,806,682              6.4%
Jefferson County
Monticello, Florida

<F1>
*Originally chartered as Industrial Bank of Tallahassee on March 12, 1940.

<F2>
**DeNovo

Capital City First National Bank of Tallahassee ("First National Bank") is the largest bank within the Company representing $352.4 million, or 46.2%, of consolidated assets totalling $762.3 million at December 31, 1993. First National earned $4.0 million, or 48.5%, of the consolidated net income of $8.2 million. See page 61 for Net Income and Balance Sheet Information on the Group banks.

Capital City Bank Group, Inc., and four of the Group banks are located in Tallahassee, the state capital. State government and two major state universities employ a large percentage of the local work force and help to provide a strong and stable economy for Tallahassee and the surrounding area.

During 1994, the Company will be engaged in a major organizational restructuring which will result in the consolidation of the Company's seven North Florida banks. This restructuring will allow the Company to present a consistent image to a broader market and to better serve our clients through the use of a common name with multiple, convenient locations. Management anticipates that the restructuring will be completed during 1995.

Dividends and management fees received from the Group banks are the Company's only source of income. Dividend payments by the Group banks to the parent company depend on their capitalization, earnings and projected growth, and are limited by various regulatory restrictions. See the section entitled "Regulation and Supervision" and Note 14 of the Notes to Financial Statements for additional information.

The Company had a total of 476 (full-time equivalent) employees at March 1, 1994. In management's opinion, the Company enjoys a satisfactory relationship with its employees. Pages 12-40 contain other financial and statistical information about the Company.

Banking Services

The Group banks are engaged in the commercial and retail banking business, including accepting demand, savings and time deposits, extending credit, providing data processing services, trust services and a broad range of other financial services to corporate and individual customers, governmental bodies and correspondent banks. As of March 1, 1994, First National Bank provided correspondent services to 32 financial institutions (including the Group banks listed previously) located throughout North Florida and South Georgia. First National's data processing center provides computer services to 20 of the 32 financial institutions.

The Group banks are members of the "Honor" system which enables customers to utilize their "Buck" cards to access cash at automatic teller machines ("ATMs") located throughout the state of Florida. Additionally, customers may access their cash outside the state of Florida through various ATM networks which are connected through the Southeast Switch.

Trust Services

The Trust Department of First National Bank provides fiduciary services to clients in the following ways: as trustee of living trusts and trusts under will; as personal representative to administer estate settlement; as guardian of the property in Court guardianship appointments; as investment manager and custodian of assets in agency accounts; and as trustee or custodian for assets in pension and profit sharing plans. The current market value of trust assets totalled $336.9 million at December 31, 1993, of which $90.7 million represented assets under management.

Competition

The banking business in Florida is rapidly changing and Capital City Bank Group, Inc., operates in a highly competitive environment, especially with respect to services and pricing. The Company competes against a wide range of financial institutions including commercial banks, savings and loan associations, credit unions and various other investment and finance companies.

Capital City Bank Group, Inc.'s, primary market areas are in North Florida and consists of Leon, Gadsden, Jefferson, Levy, Gilchrist, Suwannee and Citrus counties. The Group banks compete against local banking concerns, subsidiaries of statewide bank holding companies and multi-bank holding companies headquartered outside of Florida which have banking or bank-related operations established within these markets. All of the state's major banking concerns have a presence in Leon County. Deposits of the four Group banks located in Leon County totalled $457.1 million, or 69.0%, of the Company's consolidated deposits at December 31, 1993.

Based on information developed as of June 30, the following chart depicts the market share percentage of each Group bank within its respective county. The percentage for each bank is based on total commercial bank deposits within the county.

                                                  Market Share
                                                 as of June 30(1)
                                                 1993  1992 1991

First National Bank                              14.6% 15.5% 16.6%
City National Bank                                4.3%  4.2%  4.8%
Industrial National Bank                          3.1%  3.3%  3.5%
Second National Bank                              2.8%  2.9%  3.1%

     Total Leon County                           24.8% 25.9% 28.0%

Gadsden National Bank                            18.8% 19.0% 19.7%
Havana State Bank                                13.4% 12.9% 13.1%
     Total Gadsden County                        32.2% 31.9% 32.8%

Levy County State Bank                           34.8% 35.7% 37.2%
Farmers & Merchants Bank of Trenton              56.0% 58.8% 60.3%
First National Bank of Jefferson County          28.0% 27.4% 27.5%
Branford State Bank                              15.9% 11.7% 11.0%
First National Bank -- Citrus County              4.1%   --    --

(1) Obtained from the June 30, Office Level Report published by the Florida Bankers Association for each year.

Following is a table which sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of June 30, 1993.

                           Number of                   Number of Commercial
County                 Commercial Banks                     Bank Offices

Citrus                          8                                26
Gadsden                         5                                10
Gilchrist                       2                                 4
Jefferson                       2                                 2
Leon                           13                                51
Levy                            4                                12

Supervision and Regulation

Numerous federal and state laws and regulations govern the organization and operations of bank holding companies and their banking subsidiaries. Capital City Bank Group, Inc., as a bank holding company, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Board" ) under the Bank Holding Company Act of 1956 (the "BHC Act"), as amended.

Under the BHC Act, the activities of bank holding companies are limited to business so closely related to banking, managing or controlling banks as to be properly incident thereto. The BHC Act generally prohibits a bank holding company from merging or consolidating with, or acquiring more than a specified percentage of the voting shares or assets of another bank holding company or any commercial bank without the prior approval of the Board. Similar prior approval requirements exist for certain changes in the ownership of the voting securities of a bank holding company. The BHC Act prohibits the acquisition by a bank holding company of the voting shares of any commercial bank in another state, unless such acquisition is specifically authorized by the laws of such other state. Under current Florida law, banks and/or bank holding companies located only in certain states may purchase banks and/or bank holding companies within Florida, provided their state of location has reciprocal legislation allowing Florida banks and/or bank holding companies to do the same within that state. Such states are Alabama, Arkansas, Georgia, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, West Virginia and the District of Columbia.

Legislation has recently been introduced in Florida which would change Florida law to permit banks located in states, other than those set forth above, to acquire Florida banks or bank holding companies. The Company is unable to predict the likelihood of passage of this legislation.

The Federal Reserve Act imposes various limitations on the extent to which the Company's subsidiary banks can finance or otherwise supply funds to Capital City Bank Group, Inc., or its subsidiaries. In general, these restrictions require that any such extensions of credit must be on terms and conditions consistent with safe and sound banking practices, and be secured by designated amounts of specified collateral. The lending bank may loan up to 10% of its capital stock and surplus to any one affiliate, but may not lend, in the aggregate, more than 20% of its capital stock and surplus to all such affiliates. Additionally, approval of the appropriate regulatory authority is required if the total dividends declared by a national or state bank exceed certain legal limits. See
Note 14 in the Notes to Financial Statements for further information.

In addition to the Federal Reserve, the Company's six national bank subsidiaries are subject to regulation, supervision and examination by the Comptroller of the Currency and the Federal Deposit Insurance Corporation ("FDIC"). The Company's four state bank subsidiaries, all chartered under Florida law, are subject to similar regulation by the Comptroller of the State of Florida and the FDIC.

The passage and periodic phasing in of various congressional acts has significantly affected Capital City Bank Group, Inc., and the Group banks, and the competitive environment in which they operate. The Depository Institutions Deregulation and Monetary Control Act of 1980, for example, (i) changed the structure and rates of reserves which member banks must maintain with the Federal Reserve; (ii) required the Federal Reserve System to charge member banks for services provided; (iii) phased out, over a maximum six-year period, regulatory ceilings on deposit rates of interest; (iv) permanently authorized interest bearing transactional accounts; (v) expanded the lending, investment and deposit taking powers of thrift institutions; (vi) increased Federal Deposit Insurance coverage from $40,000 to $100,000 per account and (vii) preempted certain state usury laws. Interest rate ceilings on savings and N.O.W. accounts, which were the last of the interest rate ceilings to be phased out, were eliminated effective March 31, 1986. Of similar significance to the Company's operations, the Garn-St. Germain Act (Depository Institutions Act of
1982) authorized the offering of money market deposit accounts by commercial banks and repealed laws stipulating rate differentials on deposit instruments between commercial banks and thrifts.

More recently, Congress passed the Competitive Equality Banking Act in 1987. This legislation placed a moratorium on the ability of commercial banks to offer new products and services relating primarily to insurance, securities and real estate. The moratorium expired during 1988, but as yet there has been no congressional action taken to expand the powers of the banking industry.

In January 1989, the Federal banking regulatory authorities issued final guidelines for implementing risk-based capital requirements which became effective on March 5, 1989. Currently, there are two basic measures of capital adequacy: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for an institution to be considered in compliance.

An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placing the institution into receivership.

Bank regulators continue to indicate their desire to raise capital requirements applicable to the banking industry beyond current levels. However, the Company is unable to predict whether or when higher capital requirements would be imposed.

Under the new risk-based capital and leverage ratio guidelines, the Company's regulatory capital level exceeds the minimum requirements. See the information set forth under the heading "Liquidity and Capital Resources" in the section of this report entitled "Financial Review".

In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loans and stronger civil and criminal enforcement provisions applicable to all financial institutions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies, and removes all interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. Under FIRREA, if a Bank holding company has more than one bank or thrift subsidiary, such as the Company, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any loans from the holding company to such subsidiary banks would likely be unsecured and subordinated to such bank's depositors, and perhaps to other creditors of the bank.

The FRB, the OCC and the FDIC collectively have extensive enforcement authority over depository institutions and their holding companies, and this authority has been enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

In 1992, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. Certain aspects of FDICIA have increased and are expected to continue to increase the Company's cost of doing business. Some of the more significant provisions of FDICIA are outlined below:

BIF Recapitalization - The deposits of the Company's subsidiary banks are insured by the FDIC through the Bank Insurance Fund ("BIF"). The FDIC is authorized to charge assessments for deposit insurance, and, as mandated by FDICIA, the FDIC has adopted regulations effective January 1, 1993 for the transition from a flat-ratio insurance assessment system to a risk-based system by January 1, 1994. The risk assessment approach bases a banking institution's insurance assessment on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund. To arrive at a risk assessment for an institution, the FDIC will place it in one of nine risk categories using a two-step process based first on capital ratios and then on other relevant information. The FDIC will then assign an institution to one of three capital groups "well-capitalized", "adequately capitalized", or "undercapitalized". The institution is then placed into one of three risk subgroups, based on reviews by the institution's primary federal or state regulatory agency, statistical analyses of financial statements and other relevant information.

Pursuant to these regulations, a financial institution's deposit insurance assessment will be within a range of 0.23 percent to 0.31 percent of its qualifying deposits, depending on the institutions risk classification. Based on notices from the regulators in late 1993, in the first half of 1994 the Company's banking subsidiaries will pay an assessment of 23 cents per each $100 of deposits, the lowest amount payable by an insured depository institution. This is the amount paid by the Group banks in 1992 and 1993. FDICIA requires the FDIC to restore the Bank Insurance Fund to 1.25% of total insured deposits within 15 years and does not impose a cap on the level of deposit insurance assessments.

Supervisory Reforms - FDICIA requires the federal banking agencies and the FDIC, as insurer, to take prompt action to resolve problems within unhealthy banking institutions. All depository institutions are classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines it becomes subject to increasing regulatory scrutiny and tighter restrictions on operations, management and capital distributions. Based on the current regulatory capital position of each of the Group banks, the Company does not anticipate any adverse consequences from these provisions.

FDICIA further requires an increase in the frequency of "full-scope, on-site" examinations and expands the current audit requirements. In addition, federal banking agencies are mandated to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles.

Deposit Institution Conversions - FDICIA permits the merger or acquisition of any depository institution with any other, provided that the transaction is approved by the resulting entity's appropriate federal banking agency. This would permit, generally for the first time, direct mergers between bank and thrift institutions.

Operational Standards - Not later than August 1, 1993, the federal bank regulatory agencies are required to prescribe minimum standards with respect to various areas of operations, including internal controls, loan documentation, credit underwriting, asset quality, earnings and compensation arrangements. Institutions failing to meet the operational standards will be required to submit corrective plans and will be subject to sanctions for failure to submit or comply with a plan.

Regulations which will establish these standards are in varying stages of finalization. Two of the more important areas of regulation stemming from FDICIA are described below.

Pursuant to FDICIA, the Office of Comptroller of the Currency and other federal banking agencies adopted real estate lending guidelines which would set loan-to-value ("LTV") ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. These guidelines became effective on March 19, 1993. In addition to establishing the LTY ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

FDICIA also implemented the Truth in Savings ACT ("TSA"). The FRB adopted regulations ("Regulation DD") under the TSA that were effective on June 21, 1993. The purpose of the TSA is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned, (2) the amount of interest earned, (3) the amount of any fees and charges imposed, and (4) the number of days in the reporting period. TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under TSA.

Another regulation to which the Company and its banking subsidiaries are subject is the Community Reinvestment Act of l977 ("CRA"). This requires each federal banking agency, including the OCC, to use its authority when examining financial institutions to encourage institutions to meet the credit needs of their local communities, consistent with safe and sound operations. As part of the examination of a national bank, the OCC assesses the bank's performance under the CRA and assigns one of four ratings to the bank, reflecting the bank's record of meeting community credit needs. A financial institution's CRA rating is taken into account by the appropriate agency in evaluating certain applications by the institution, including applications to merge with or acquire another institution and applications to establish branch offices. In addition, members of the general public may oppose a transaction requiring regulatory approval on the ground that the applicant has an inadequate record of meeting community credit needs.

In a more indirect manner than the regulations previously discussed, the monetary and fiscal policies of regulatory authorities, including the Federal Reserve System, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Board of Governors of the Federal Reserve System influences the cost and availability of funds obtained for lending and investing.

Because of concerns relating to the competitiveness and the safety and soundness of the industry, the Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate the present restriction on interstate branching by banks, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of Capital City Bank Group, Inc. may be affected thereby.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's offices are in the First National Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by First National Bank but is located, in part, on land leased under a long-term agreement.

City National's main office is located on land leased from the Smith Interest General Partnership in which several directors and officers have an interest. Lease payments during 1993 totalled approximately $51,900.

As of March 1, 1994, the Company had 30 banking locations. Of the 30 locations, the Company leases either the land or buildings (or both) at 8 locations and owns the land and buildings at the remaining 22.

Item 3.  Legal Proceedings

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for the Registrant's Securities and Related Stockholder Matters

There is currently no established trading market for the common stock of Capital City Bank Group, Inc., and therefore, no bid or sale quotations are generally available. Based on sales of stock of which the Company has knowledge, the stock has traded in a range of $24.00 to $26.00 per share for the two-year period ended December 31, 1993, with the most recent trades at $26.00 per share.

Item 6.  Selected Financial And Other Data

                                      For the Years Ended December 31,
                              1993       1992       1991       1990       1989
(Dollars in Thousands, Except Per Share Data)

Interest Income            $ 46,395    $48,306    $54,801    $58,527    $58,913
Net Interest Income          31,555     29,775     28,195     27,851     27,444
Provision for Loan Losses       960      1,216      1,817      3,342      2,447
Income Before Accounting
  Change                      8,728      8,376      7,272      6,590      7,234
Net Income                    8,244      8,376      7,272      6,590      7,234
Per Common Share:
    Income Before
    Accounting Changes     $   2.99    $  2.86    $  2.46    $  2.16    $  2.33
  Net Income                   2.82       2.86       2.46       2.16       2.33
  Cash Dividends Declared       .83        .78        .73        .69        .65
  Book Value                  23.56      21.59      19.55      17.89      16.76

Based on Net Income:
  Return on Average Assets
    Before Accounting Change   1.21%      1.27%      1.15%      1.05%      1.18%
  Return on Average Assets     1.14       1.27       1.15       1.05       1.18
  Return on Average Equity
    Before Accounting Change  13.15      13.71      13.07      12.25      14.48
  Return on Average Equity    12.43      13.71      13.07      12.25      14.48
  Dividend Payout Ratio       29.44      27.25      29.65      31.50      27.72

Averages for the Year:
  Loans, Net of Unearned
    Interest               $381,807   $358,876   $368,555   $378,405   $379,939
  Earning Assets            651,042    598,127    571,165    561,741    550,638
  Assets                    722,286    662,150    633,963    624,732    614,335
  Deposits                  630,324    573,162    546,291    537,774    527,524
  Long-Term Debt              1,381      3,156      5,555      5,703      7,368
  Shareholders' Equity       66,328     61,078     55,635     53,791     49,949

Year-End Balances:
  Loans, Net of Unearned
    Interest               $399,424   $369,911   $364,773   $380,127   $380,828
  Earning Assets            675,273    619,929    568,720    555,237    556,782
  Assets                    762,335    686,966    639,540    643,968    626,047
  Deposits                  662,745    597,497    555,092    550,336    536,950
  Long-Term Debt              1,900      2,000      4,000      6,225      6,000
  Shareholders' Equity       67,140     63,169     57,723     53,444     51,956
  Equity to Assets Ratio       8.81%      9.20%      9.03%      8.30%      8.30%

Other Data:
Average Shares
  Outstanding             2,924,022  2,932,123  2,958,920  3,049,992  3,103,535
Shareholders of Record*         754        748        731        727        734
Banking Locations*               30         27         27         26         26
Full-Time Equivalent
  Employees*                    476        466        469        489        478

*As of March 1st of the following year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

This section provides supplemental information which should be read in conjunction with the consolidated financial statements and related notes. The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1993 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company". The year-to-date averages used in this report are based on daily balances for each respective year. In certain circumstances comparing average balances for the fourth quarter of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, fourth quarter averages have been presented for analysis and have been clearly noted as such.

Earnings Analysis

In 1993, the Company's earnings were $8.7 million, or $2.99 per share, before accounting for the adoption of Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes"), which resulted in a one-time, non-cash charge of $484,000, or $.17 per share. This compares with earnings of $8.4 million, or $2.86 per share in 1992, and $7.3 million, or $2.46 per share in 1991. On a per share basis, before the effect of the accounting change, earnings increased 4.5% in 1993 versus an increase of 16.3% in 1992. Factors, other than the accounting change, which had a significant impact on the Company's earnings in 1993, as compared to 1992, include:

     * Higher average earning assets resulted in an increase in net interest income of $1.8 million, or 6.0%.

     * Improving asset quality and a low level of net charge-offs enabled the Company to reduce the provision for loan losses by $256,000, or 21.0%.

     * Higher volume in mortgage originations and gains on the sale of other real estate served to boost noninterest income $536,000, or 4.7%.

     * The Company's expansion into Citrus County, adding three new locations, contributed to an increase in noninterest expense of $2.1 million, or 7.3%.

These and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1

CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands)
                                          For the Years Ended December 31,
                                       1993           1992            1991

     Interest and Dividend Income    $46,395        $48,306        $54,801
     Taxable-Equivalent Adjustments    1,663          1,583          1,567
                                      48,058         49,889         56,368
     Interest Expense                 14,840         18,531         26,606
     Net Interest Income              33,218         31,358         29,762
     Provision for Loan Losses           960          1,216          1,817
     Taxable-Equivalent Adjustments    1,663          1,583          1,567
     Noninterest Income               12,014         11,478         10,814
     Noninterest Expense              30,572         28,497         27,440
     Income Before Income Taxes       12,037         11,540          9,752
     Income Taxes                      3,309          3,164          2,480
     Income Before Accounting
       Change                          8,728          8,376          7,272
     Cumulative Effect of
       Accounting Change               (484)             --             --
     Net Income                      $ 8,244         $8,376         $7,272
     Income Per Share Before
       Accounting Change             $  2.99         $ 2.86         $ 2.46
     Net Income Per Share            $  2.82         $ 2.86         $ 2.46

Net Interest Income

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities. An analysis of the Company's net interest income, including average yields and rates, is presented in Tables 2 and 3. This information is presented on a "taxable-equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

Table 2

AVERAGE BALANCES AND INTEREST RATES
(Taxable-Equivalent Basis - Dollars in Thousands)
                                   1993                      1992                         1991
                        Average           Average  Average           Average   Average           Average
                        Balance  Interest   Rate   Balance  Interest   Rate    Balance  Interest   Rate

Assets:
  Loans, Net Unearned
    Interest (1)(2)    $381,807  $ 33,579  8.79%   $358,876  $34,898   9.72%  $368,555  $40,813   11.07%
  Taxable Investment
    Securities          139,875     7,395  5.36%    115,368    7,393   6.51%    76,611    6,045    8.00%
  Tax-Exempt Investment
    Securities (2)       65,256     5,130  7.86%     51,794    4,870   9.40%    48,677    4,971   10.21%
  Funds Sold             64,104     1,954  3.05%     72,089    2,728   3.79%    77,322    4,539    5.87%
  Total Earning Assets  651,042    48,058  7.40%    598,127   49,889   8.36%   571,165   56,368    9.88%
  Cash & Due From Banks  45,536                      40,346                     39,138
  Allowance Loan Losses  (7,641)                     (7,877)                    (8,015)
  Other Assets           33,349                      31,554                     31,675
     TOTAL ASSETS      $722,286                    $662,150                   $633,963

Liabilities:
  NOW Accounts         $ 78,119   $ 1,617  2.09%   $ 67,155   $1,770   2.64%  $ 62,085   $ 2,786   4.49%
  Money Market Accounts  80,036     l,779  2.24%     74,082    2,316   3.13%    76,990     3,886   5.05%
  Savings Accounts      113,850     2,953  2.59%     92,053    3,652   3.97%    43,666     2,220   5.08%
  Other Time Deposits   208,729     7,864  3.77%    211,354   10,047   4.75%   245,975    16,225   6.60%
  Total Interest
    Bearing Deposits    480,734    14,213  2.96%    444,644   17,785   4.00%   428,716    25,117   5.86%
  Funds Purchased        17,765       548  3.08%     18,163      535   2.95%    19,017       997   5.24%
  Other Borrowed Funds    1,069        23  2.18%      1,072       32   3.02%     1,483        47   3.14%
  Long-Term Debt          1,381        56  4.06%      3,156      179   5.66%     5,555       445   8.02%
  Total Interest
    Bearing Liabilities 500,949    14,840  2.97%    467,035   18,531   3.97%   454,771    26,606   5.85%
  Noninterest Bearing
    Deposits            149,590                     128,518                    117,575
  Other Liabilities       5,419                       5,519                      5,982

  TOTAL LIABILITIES     655,958                     601,072                    578,328

Shareholders' Equity:
  Common Stock               31                          31                         31
  Surplus                 5,857                       5,858                      5,858
  Retained Earnings      60,440                      55,189                     49,746
TOTAL SHAREHOLDERS'
  EQUITY                 66,328                      61,078                     55,635
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY $722,286                    $662,150                   $633,963

Interest Rate Spread                       4.43%                       4.39%                       4.03%

Net Interest Income               $33,218                    $31,358                     $29,762

Net Interest Margin (3)                    5.11%                       5.26%                       5.23%

<F1>
(1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately
$1,610,000, $1,377,000, and $1,348,000 in 1993, 1992 and 1991, respectively.

<F2>
(2) Interest income includes the effects of taxable-equivalent adjustments, using a 34% tax rate to adjust interest on tax-exempt loans and securities to a taxable-equivalent basis.

<F3>
(3) Net interest income divided by earning assets.

Table 3

RATE/VOLUME ANALYSIS(1)
(Dollars in Thousands)
                                             1993 Change From 1992          1992 Change From 1991
                                                        Due  To                        Due  To
                                                        Average                        Average
                                             Total   Volume   Rate         Total   Volume    Rate

Earning Assets:

  Loans, Net of Unearned Interest(2)       $(1,319) $2,230 $(3,549)      $(5,915)  $(1,072)  $(4,843)
  Investment Securities:
    Taxable                                      2   1,596  (1,594)        1,348     3,101    (1,753)
    Tax Exempt (2)                             260   1,266  (1,006)         (101)      318      (419)
  Funds Sold                                  (774)   (440)   (334)       (1,811)     (375)   (1,436)

  Total                                     (1,831)  4,652  (6,483)       (6,479)    1,972    (8,451)

Interest Bearing Liabilities:
  NOW Accounts                                (153)    289    (442)       (1,016)      228    (1,244)
   Money Market Accounts                      (537)    186    (723)       (1,570)     (147)   (1,423)
  Savings Accounts                            (699)    865  (1,564)        1,432     2,460     1,028
  Other Time Deposits                       (2,183)   (125) (2,058)       (6,178)   (2,284)   (3,894)
  Funds Purchased                               13     (12)     25          (462)      (45)     (417)
  Other Borrowed Funds                          (9)      -      (9)          (15)      (13)       (2)
  Long-Term Debt                              (123)   (100)    (23)         (266)     (192)      (74)

  Total                                     (3,691)  1,103  (4,794)       (8,075)        7    (8,082)

Change in Net Interest Income               $1,860  $3,549 $(1,689)       $1,596    $1,965    $  369
<F1>
(1) This table shows the change in net interest income for the comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities.  Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate.
<F2>
(2)  Interest income includes the effects of taxable-equivalent adjustments using a 34% tax rate to adjust interest on tax-exempt loans and securities to a taxable-equivalent basis.

In 1993, taxable-equivalent net interest income increased $1.9 million, or 5.9%. This follows an increase of $1.6 million, or 5.4%, in 1992 and $249,000, or .8%, in 1991. During the period 1991 through 1993, higher levels of earning assets and a more favorable mix of funding sources have served to increase the Company's taxable-equivalent net interest income.

Interest rates, in general, have trended downward in recent years. Since the first quarter of 1991, the prime rate has declined from 10.0% to 6.0% and the Federal Reserve Bank's discount rate has fallen from 6.5% to 3.0%. In 1993 both rates were stable at 6.0% and 3.0%, respectively.

The Company's taxable-equivalent yield on average earning assets decreased 96 basis points in 1993 from 8.36% to 7.40%, and 152 basis points in 1992 from 9.88% to 8.36%. The lower yields are reflective of declining interest rates and sluggish loan volume. As the Company's interest sensitive assets mature and/or reprice, the lower rates adversely impact the portfolio yields. Additionally, the loan portfolio, which is the largest and highest yielding component of earning assets, has declined from 64.5% of earning assets in 1991 to 58.6% in 1993, reflecting a weakened economy. However, management is encouraged by some improvement in loan volume during the latter part of 1993.

The average rate paid on interest bearing liabilities in 1993 was 2.97% versus 3.97% in 1992 and 5.85% in 1991. Lower interest rates and a more favorable deposit mix were the primary factors contributing to the reduction in the average rate. Noninterest bearing deposits increased from 21.5% of the Company's average deposits in 1991 to 23.7% in 1993, while other time deposits (i.e., certificates of deposit) decreased from 45.0% to 33.1%, over the same period.

The Company's interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 4 basis points in 1993 and 36 basis points in 1992. Improvement in the interest rate spread reflects declining interest rates and a more rapid repricing of interest sensitive liabilities versus earning assets.

The Company's net interest margin (defined as taxable-equivalent interest income less interest expense divided by average earning assets) fell to 5.11% in 1993, from 5.26% in 1992 and 5.23% in 1991. These relatively strong margins will be difficult to maintain, particularly in light of the continuing pressure on the pricing and/or repricing of assets. Continued strengthening in the economy and opportunities to profitably employ investable funds in the loan portfolio without compromising credit quality, will be key to management's ability to maintain strong margins in 1994.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition".

Provision for Loan Losses

The provision for loan losses was $960,000 in 1993 versus $1.2 million in 1992 and $1.8 million in 1991. The decrease over this period is attributable to a reduction in net charge-offs and a reserve which management considers to be adequate based on the current level of nonperforming loans and the potential for loss inherent in the portfolio at year-end.

The provision in 1993 enabled the Company to cover net charges to the allowance for loan losses and to maintain the level of the allowance at 1.9% of outstanding loans. See the section entitled "Financial Condition" for further discussion regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                   1993      1992      1991

Provision for Loan Losses as a
  Multiple of Net Charge-offs      1.0x      0.9x      1.1x
Pre-tax Income Plus Provision
  for Loan Losses as Multiple
  of Net Charge-offs              13.7x      9.8x      6.9x

Noninterest Income

Noninterest income increased $536,000, or 4.7%, in 1993 compared with $665,000, or 6.1%, in 1992. Factors affecting noninterest income are discussed below.

Trust fees increased $60,000, or 10.3%, in 1993, due to growth in assets under management. Trust assets totalled $336.9 million at December 31, 1993. Assets under management grew $18.3 million, or 25.3%, in 1993, to a total of $90.7 million. Trust fees increased $98,000, or 20.3%, in 1992, reflecting growth of $12.6 million, or 21.1%, in assets under management and repricing of certain services.

Service charges on deposit accounts decreased $51,000, or 0.9%, in 1993, compared to an increase of $111,000, or 2.0%, in 1992. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges.

Data processing revenues were down $66,000, or 2.7%, in 1993 versus an increase of $213,000, or 9.5%, in 1992. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. For the year ended December 31, 1993, services provided to non-financial clients represented 50% of total revenues, which was down slightly from 52.2% in 1992. The decrease in 1993 is primarily attributable to repricing of certain servicing agreements. The increase in 1992 is attributable to the growth in services provided to non-financial entities.

Net securities gains recognized during 1993 totalled $28,000, versus a loss of $2,000 in 1992. The net gain in 1993 consisted of gross gains of $69,000 and losses of $41,000. All gains and losses recognized in 1993 were related to the redemption of principal from mortgage-backed securities and bonds which were called during the year. See Notes 1 and 5 in the Notes to Financial Statements for additional information on the Company's investment portfolio and recognition of gains and losses.

Other noninterest income increased $562,000, or 20.1%, in 1993 versus $250,000, or 9.8% in 1992. The Company originates residential mortgage loans to sell in the secondary market. Significant increases in origination volume generated fee increases of $477,000, or 93.8%, and $315,000, or 159.2%, in 1993 and 1992,
respectively. Gains on the sale of other real estate totalled $225,000 and was up slightly over the prior year.

Noninterest income as a percent of average earning assets represented 1.85% in 1993 compared to 1.92% in 1992 and 1.89% in 1991.

Noninterest Expense

Total noninterest expense for 1993 was $30.6 million, an increase of $2.1 million, or 7.3%, over 1992. This followed an increase of $1.1 million, or 3.9%, in 1992. The most significant factor impacting the Company's noninterest expense during 1993 was expansion into Citrus County through the acquisition of branch offices. The acquisition was consummated on March 15, adding three new office locations and increasing deposits by $37.0 million.

The Company's compensation expense totalled $16.2 million, an increase of $1.6 million, or 11.4%, over 1992. There were several factors which impacted the Company's compensation expense, including addition of the three Citrus County offices which added 13 new employees, higher pension expense and implementation of the Company's stock incentive plan. Management has revised the interest rate assumptions incorporated in the pension plan to reflect the lower interest rate environment. Lower rates reduced projected earnings on the plan assets and increased current funding requirements, both of which result in higher pension expense. Management anticipates rate assumptions will require revision again in 1994. Nineteen ninety-three was the first year the Company incurred stock compensation expense as plan participants became eligible to earn shares under the Company's 1992 Stock Incentive Plan. The 1993 expense reflects the cost of shares earned in 1993, plus an allocation of expense for shares eligible for issuance if specified long-term goals are achieved in future years. The Company's compensation expense totalled $14.5 million in 1992, an increase of $485,000, or 3.5%, over 1991. The increase in 1992 is attributable to normal raises and higher pension expense.

Occupancy expense (including furniture, fixtures & equipment) was up by $207,000 (4.2%) and $200,000 (4.3%) in 1993 and 1992, respectively. These increases are primarily attributable to an increase in the number of operating facilities and maintenance of existing locations.

Other noninterest expense increased $215,000, or 2.4%, in 1993, compared to an increase of $372,000, or 4.3%, in 1992. The increase in 1993 is primarily attributable to expenses associated with the opening of the three new offices. Offsetting a significant portion of the increase due to expansion was a reduction of $497,000 in the costs associated with other real estate, including write-downs and related expenses. The increase in 1992 is attributable to higher costs associated with other real estate holdings, which increased, in aggregate, $475,000 over 1991.

Net noninterest expense (defined as noninterest income minus noninterest expense) as a percentage of average earning assets was 2.85% in 1993 compared to 2.85% in 1992 and 2.90% in 1991.

Income Taxes

The consolidated provision for federal and state income taxes was $3.3 million in 1993 compared to $3.2 million in 1992 and $2.5 million in 1991. The increases in the tax provision over the last three years is primarily attributable to the higher level of taxable income.

The effective tax rate was 27.5% in 1993, 27.4% in 1992 and 25.4% in 1991. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate from 1991 to 1992 is attributable to the decreasing level of tax-exempt income relative to pre-tax income. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 26.8% in 1993, 26.6% in 1992 and 31.2% in 1991.

Change in Accounting Principle

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which changed the method of accounting to the "liability" method from the "deferred" method previously required by Accounting Principles Board Opinion No. 11. The cumulative effect of adopting the new accounting standard was a reduction in the Company's net income of $484,000, which was recognized in the first quarter. See Note 1 in the Notes to Financial Statements.

Financial Condition

Average assets increased $60.1 million (9.1%) from $662.2 million in 1992 to $722.3 million in 1993. Average earning assets increased to $651.0 million in 1993, a $52.9 million, or 8.8% increase over 1992. Slower loan growth in 1991 and 1992 resulted in a decrease in average loans of $9.9 million, or 2.6% in 1991 and $9.7 million, or 2.6% in 1992. In 1993, while still sluggish, loan volume began to improve and the Citrus County acquisitions added $12.0 million in loans, resulting in an increase in average loans of $22.9 million, or 6.4%. In addition to funding loan growth, the majority of the Company's deposit growth, including $44 million in acquired deposits, was used to fund growth in the investment portfolio. During 1993, the Company significantly increased its investment in taxable and tax-exempt securities, extending maturities to take advantage of more favorable yields. In making the determination as to how investable funds are to be allocated, management takes into consideration market yields and the Company's liquidity position.

The Company's average investment portfolio increased $38.0 million, or 22.7%, during 1993. This followed an increase of $41.9 million, or 33.4%, in 1992. In 1993, average taxable investments increased $24.5 million, or 21.2%, while tax-exempt investments increased $13.5 million, or 26.0%. Since the enactment of the Tax Reform Act of 1986, which significantly reduced the tax benefits associated with tax-exempt investments, management has monitored the level of tax-exempt investments and, until 1992, has consistently reduced its holdings. Even with the growth in tax-exempt investments in 1992 and 1993, the tax-exempt portfolio as a percent of average earning assets has declined from 18.9% in 1986 to 10.0% in 1993. Table 2 on page 15 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Table 4

SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                1992 to     Percentage            Components
                                 1993        of Total       of Total Earnings Assets
                                Change        Change        1993       1992     1991
Loans:
  Commercial, Financial
    and Agricultural           $   654           1.2%       6.5%        7.0%     8.7%
  Real Estate - Construction    (1,707)         (3.2)       3.2         3.8      4.6
  Real Estate - Mortgage        20,467          38.7       35.5        35.2     36.5
  Consumer                       3,517           6.7       13.5        14.0     14.7
    Total Loans                 22,931          43.4       58.7        60.0     64.5

Securities:
  Taxable                       24,507          46.3       21.5        19.3     13.4
  Tax-Exempt                    13,462          25.4       10.0         8.7      8.6
  Total Securities              37,969          71.7       31.5        28.0     22.0

Funds Sold                      (7,985)        (15.1)       9.8        12.0     13.5

  Total Earning Assets         $52,915         100.0%     100.0%      100.0%   100.0%

Loans

In the last few years new loan volume has been sluggish, though in the last half of 1993 loan activity began to increase. Loan growth has been impacted by a number of factors including general economic conditions, particularly in the real estate market; continued emphasis on credit quality and an effort by the State of Florida to control growth.

At the local level, consumer spending has been adversely affected by slowing employment growth by the State in addition to a general slowdown in economic growth. Florida communities are still adjusting to new land development rules, which have created dislocations in the real estate markets. Counties which are served by the Group banks have adopted comprehensive plans, mandated by the State, which require certain infrastructure to be in place before development can begin. This effort by the State to control growth is having the effect, at least in the near-term, of significantly restricting development in certain markets.

The general deterioration in economic conditions, particularly in the real estate market, during the period 1990 to 1993, has resulted in refinement of underwriting standards and a sharper focus on credit quality. Lending is a major component of the Company's business and is key to profitability. While management strives to grow the Company's loan portfolio, it can do so only by adhering to sound banking principles applied in a prudent and consistent manner. Management is hopeful 1994 will show signs of economic improvement, affording opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Consistent with bank regulatory reporting requirements, Bankers' Acceptances purchased (as opposed to originated) and Term Federal Funds (funds placed with another financial institution generally having a maturity of less than 90 days) are classified as loans and included in the commercial loan category. Management views these instruments not as loans but as investment alternatives in managing short-term liquidity. Bankers' Acceptances and Term Federal Funds, combined, totalled $6.5 million at December 31, 1993 and $14.7 million at December 31, 1992. Exclusive of Bankers' Acceptances and Term Federal Funds, commercial loans were flat and total loans increased $36.6 million.

Table 5

LOANS BY CATEGORY
(Dollars in Thousands)                    As of December 31,
                                 1993      1992     1991     1990     1989

Commercial, Financial and
  Agricultural                $ 46,963   $57,188  $57,692  $78,279  $78,124
Real Estate - Construction      22,968    19,103   18,714   14,527   17,284
Real Estate - Mortgage         242,741   212,080  208,091  206,600  206,712
Consumer                        93,895    89,848   89,529   90,468   89,067

  Total Loans                 $406,567  $378,219 $374,026 $389,874 $391,187

The Company's average loan-to-deposit ratio has decreased over the last three years from 67.5% in 1991 to 60.6% in 1993. The reduction in this percentage in 1993 was attributable more to the acquisition of $44 million in deposits than the lack of loan growth.

Real estate construction and mortgage loans, combined, represented 65.4% of total loans in 1993 versus 61.1% in 1992. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

Table 6 arrays the Company's total loan portfolio as of December 31, 1993, based upon repricing opportunities. Loans are arrayed as to those which can be repriced in one year or less, over one through five years and over five years. Demand loans and overdrafts are reported in the category of one year or less.
As a percent of the total portfolio, loans with a fixed interest rate have declined from 55.2% in 1992 to 46.9% in 1993.

Table 6

LOAN REPRICING OPPORTUNITIES
(Dollars in Thousands)
                                                   Repricing Periods

                                                  Over  One     Over
                                    One Year       Through      Five
                                    Or  Less      Five Years    Years      Total


Commercial, Financial and
  Agricultural                     $ 36,677       $  8,990    $ 1,296   $ 46,963
Real Estate                         185,355         64,846     15,508    265,709
Consumer                             63,063         30,330        502     93,895
     Total                         $285,095       $104,166    $17,306   $406,567

Loans with Fixed Rates             $ 90,917       $ 83,605    $16,109   $190,631
Loans with Floating or
  Adjustable Rates                  194,178         20,561      1,197    215,936

     Total                         $285,095       $104,166    $17,306   $406,567

Allowance for Loan Losses

Management attempts to maintain the allowance for loan losses at a level sufficient to provide for potential losses in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. The evaluations are based on the collectibility of loans and take into consideration such factors as growth and composition of the loan portfolio, evaluation of potential losses, past loss experience and general economic conditions. As part of these evaluations, management reviews all loans which have been classified internally or through regulatory examination and, if appropriate, allocates a specific reserve to each of these individual loans. Further, management establishes a general reserve to provide for potential losses which are, as yet, unidentified in the loan portfolio. The general reserve is based upon historical experience. The allowance for loan losses is compared against the sum of the specific reserves plus the general reserve and adjustments are made, as appropriate. Table 7 analyzes the activity in the allowance over the last five years.

Table 7

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                        For the Years Ended December 31,
                                    1993   1992      1991      1990       1989

Balance at Beginning of Year      $7,585  $7,670     $7,526   $6,168    $5,355
Allowance for Loan Losses
  Acquired Through Acquisition         -       -          -        -       186

Charge-Offs:
Commercial, Financial
  and Agricultural                   556     511       724       878      911
Real Estate - Construction             -      33         -         -        -
Real Estate - Mortgage                81     460       175       169      178
Consumer                             884     929     1,263     1,331    1,180
Total Charge-Offs                  1,521   1,933     2,162     2,378    2,269

Recoveries:
Commercial, Financial
  and Agricultural                   198     231       177       126      109
Real Estate - Construction             -       -         -         -        -
Real Estate - Mortgage                 8       7        18        14       21
Consumer                             364     394       294       254      319
  Total Recoveries                   570     632       489       394      449

Net Charge-Offs                      951   1,301     1,673     1,984    1,820

Provision for Loan Losses            960   1,216     1,817     3,342    2,447

Balance at End of Year            $7,594  $7,585    $7,670    $7,526   $6,168

Ratio of Net Charge-Offs During
  Year to Average Loans Out-
  standing, Net Unearned Interest   .25%    .36%      .45%      .52%     .48%

Allowance for Loan Losses as
  Percentage of Loans, Net of Un-
  earned Interest, at End of Year  1.90%   2.05%     2.10%     1.98%    1.62%

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs      7.99x   5.83x     4.58x     3.79x    3.39x

The allowance for loan losses at December 31, 1993 of $7.6 million equals 1.90% of year-end loans. This compares to $7.6 million, or 2.05% in 1992, and $7.7 million, or 2.10% in 1991. The level of the allowance remains unchanged from 1992. The reduction in the percentage of the allowance relative to total loans is attributable to loan growth during the year.

Management closely monitors its nonperforming loans, allocated reserves and any potential for loss. With the uncertainty surrounding the economy in recent years and the level of nonperforming loans, management has considered it prudent to maintain the allowance at a level above that of historical levels. If, during 1994, management is successful in reducing the level of nonperforming loans, net charge-offs remain low and the economy continues to show evidence of improvement, management may then be afforded the opportunity to reduce the allowance from these historically high levels.

There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing a provision, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 1993, is adequate to absorb possible losses from loans in the portfolio as of year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the last five years. The unallocated portion of the allowance is the residual after allocating to specific loan categories and is intended to provide a cushion to absorb potential unidentified losses. The Company's method of establishing the allowance does not permit a precise allocation of the allowance by loan category since such an allocation is not as critical as management's assessment of the adequacy of the allowance in total. However, in response to regulatory disclosure requirements, the information in Table 8 is presented based upon management's best estimates utilizing available information such as regulatory examinations, internal loan reviews and historical charge-off levels.

Table 8


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                      1993              1992              1991                1990                 1989

                                     Percent            Percent           Percent            Percent                 Percent
                                     of Loans           of Loans          of Loans           of Loans                of Loans
                                     in Each            in Each           in Each            in Each                 in Each
                         Allow-      Category   Allow-  Category  Allow-  Category   Allow-  Category     Allow-     Category
                         ance        To Total   ance    To Total  ance    To Total   ance    To Total     ance       To Total
                         Amount      Loans      Amount  Loans     Amount  Loans      Amount  Loans        Amount     Loans


Commercial, Financial
  and Agricultural      $   936       11.6%     $1,416    15.1%   $1,699   15.4%     $1,293    20.1%      $1,050       20.0%
Real Estate:
  Construction              501        5.6%        647     5.0%      955    5.0%        628     3.7%       1,017        4.4%
  Mortgage                2,459       59.7%      2,715    56.1%    2,148   55.7%      3,354    53.0%       2,061       52.8%
Consumer                    420       23.1%        425    23.8%      741   23.9%      1,402    23.2%       1,532       22.8%
Not Allocated             3,278          -       2,382       -     2,127      -         849       -          508          -
Total                   $ 7,594      100.0%     $7,585   100.0%   $7,670  100.0%     $7,526   100.0%      $6,168      100.0%

Risk Element Assets

Risk element assets consists of nonaccrual loans, renegotiated loans, other real estate, loans past due 90 days or more, potential problem loans and loan concentrations. Table 9 depicts certain categories of the Company's risk element assets as of December 31, for each of the last five years. Potential problem loans and loan concentrations are discussed within the narrative portion of this section.

Table 9
RISK ELEMENT ASSETS
(Dollars in Thousands)

                                               As of December 31,
                                    1993     1992    1991    1990     1989

Nonaccruing Loans                  $ 9,353  $ 6,987 $ 8,423  $10,898  $5,229
Restructured                            65      169     176      297     522
Total Nonperforming Loans            9,418    7,156   8,599   11,195   5,751
Other Real Estate                    3,466    4,416   4,385    3,253     882
Total Nonperforming Assets         $12,884  $11,572 $12,984  $14,448  $6,633


Past Due 90 Days or More           $   104  $ 2,564 $   622  $ 1,671  $1,206

Nonperforming Loans to Loans,
  Net of Unearned Interest           2.36%    1.93%   2.36%    2.95%   1.51%

Nonperforming Assets to Loans,
  Net of Unearned Interest
  Plus Other Real Estate             3.20%    3.09%   3.52%    3.77%   1.74%

Nonperforming Assets to Capital(1)  17.24%   16.36%  19.86%   23.70%  11.41%

Reserve to Nonperforming Loans      80.64%  105.99%  89.20%   67.23% 107.25%

(1) For computation of this percentage, "capital" refers to shareholders' equity plus the allowance for loan losses.

The Company's nonaccruing loans increased $2.4 million, or 33.9%, from a level of $7.0 million at December 31, 1992 to $9.4 million at December 31, 1993. During 1993, loans totalling approximately $5.0 million were placed on nonaccrual, while loans totalling $2.6 million were removed from nonaccruing status. Of the $5.0 million, three credit relationships comprised $3.8 million of the total. All three relationships are secured with real estate and management has allocated specific reserves to these credits to absorb any anticipated losses. Of the $2.6 million removed from the nonaccrual category, $910,000 was transferred to other real estate and $413,000 was charged-off. The remaining decrease of $1.3 million represents principal reductions, loans which were refinanced and loans which were brought current and returned to an accrual basis.

The majority of nonaccrual loans are collateralized with real estate. Management continually reviews these loans and believes specific reserve allocations are sufficient to cover any potential loss exposure associated with these loans.

Interest on nonaccrual loans is recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If nonaccruing loans had been on a fully accruing basis, interest income recorded would have been $846,000 higher for the year ended December 31, 1993. Restructured loans, which are those loans with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower, were nominal.

Other real estate totalled $3.4 million at December 31, 1993, versus $4.4 million at December 31, 1992. This category includes property owned by Group banks which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 1993, the Company added approximately 8 properties totalling $910,000 and liquidated, partially or completely, 18 other properties totalling $1.9 million, resulting in a net reduction in other real estate of $1.0 million. Two properties accounted for $653,000 of the $910,000 in total additions during 1993. At the current time, management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totalled $192,000 at December 31, 1993. In management's judgement these loans are adequately collateralized and no significant losses are anticipated.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Group banks, and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. Seven of the ten Group banks representing 81% of the Company's total loans at year-end are located within a thirty-mile radius of one another. Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At December 31, 1993, approximately 65% of the portfolio consisted of real estate loans. Residential properties, including land acquisition and development loans for residential projects, comprise approximately 51% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 1993, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management will continue to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. It is not management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains. At the time of purchase, management has both the ability and the intent to hold the securities for the foreseeable future and thus the securities are carried on the books at amortized cost, adjusted for the amortization of premiums and accretion of discounts. Sales of securities are minimal and the gains or losses recognized from such sales are not material to the Company's financial performance. See the section entitled "Accounting Pronouncements" on page 38 for a discussion of Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", which was adopted by the Company on January 1, 1994.

In 1993, proceeds from "called" bonds and principal redemption of mortgage-backed securities totalled $31.7 million and the Company recognized gains of $69,000 and losses of $41,000. Proceeds from the sale of securities were nominal.

During 1993, the Company's average investment portfolio increased 22.7% from $167.2 million in 1992 to $205.1 million in 1993. The growth in the investment portfolio is primarily due to the lack of loan production in recent years. As discussed previously, management made a conscious decision to shift from tax-exempt to taxable securities in response to lower tax rates and the ramifications of the Tax Reform Act of 1986. Tax-exempt securities as a percent of the total investment portfolio have declined from 70.8% in 1986 to 31.8% at December 31, 1993. Management will, however, continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position. In 1993, the tax-exempt investment portfolio increased, on average, $13.5 million, or 26.0%, which is the largest increase since 1986, reflecting a more favorable market for tax-exempt securities.

The average maturity of the portfolio at December 31, 1993 and 1992, was 2.34 and 1.81 years, respectively. During 1993, the average maturity for U.S. Treasury and Government Agency securities increased from 1.12 to 1.80 years. The average maturity for municipal securities increased from 2.82 to 3.64 years.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 1993, was 5.51% versus 6.54% in 1992. The quality of the municipal portfolio at such date is depicted in the chart to the right. There were no investments in obligations of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareholders' equity at December 31, 1993.

The unrealized gain in the portfolio at December 31, 1993, of $2.7 million compares with $3.8 million at December 31, 1992. Tables 10 and 11 present a detailed analysis of the Company's investment securities as to type, maturity and yield.

Table 10

DISTRIBUTION OF INVESTMENT SECURITIES
(Carrying Value - Dollars in Thousands)
                                               As of December 31,
                                          1993       1992       1991

U.S. Treasury                           $111,233   $100,946   $74,693
Government Agencies and Corporations      35,315     25,365     7,951
States and Political Subdivisions         67,070     55,984    51,363
Other Securities                           5,005      4,142     3,899
  Total Investment Securities           $218,623   $186,437  $137,906

Table 11

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
(Dollars in Thousands)
                                           As of December 31, 1993
                                                                   Weighted
                              Carrying Value    Market Value   Average Yield(1)

U. S. GOVERNMENTS
  Due in 1 year or less          $ 53,756          $ 53,904         5.48%
  Due over 1 year thru 5 years     87,248            87,371         4.50%
  Due over 5 years thru 10 years    4,596             5,067         5.82%
  Due over 10 years                   948               934         6.28%
    TOTAL                        $146,548          $147,276         4.91%

MUNICIPALS
  Due in 1 year or less          $  9,827          $  9,958         8.51%
  Due over 1 year thru 5 years     36,629            38,088         7.44%
  Due over 5 years thru 10 years   19,960            20,256         6.25%
  Due over 10 years                   654               647         6.48%
     TOTAL                       $ 67,070          $ 68,949         7.23%

Other Securities                 $  5,005          $  5,049

Total Investment Securities      $218,623          $221,274

(1) Weighted average yields are calculated on the basis of the carrying value of the security. The weighted average yields on tax-exempt obligations are computed on a taxable-equivalent basis using a 34% tax rate.

                                       Carrying Value
Moody's Rating                            (000's)                Percentage
AAA                                   $      39,750                 59.3%
AA-1                                          1,170                  1.7%
AA                                            3,535                  5.3%
A-1                                           5,400                  8.1%
A                                             9,285                 13.8%
BAA                                           1,000                  1.5%
Not Rated(1)                                  6,930                 10.3%

Total                                 $      67,070                100.0%

(1) Of the securities not rated by Moody's, $4.3 million are rated "A" or higher by S & P.

Deposits

Average total deposits increased from $573.2 million in 1992 to $630.3 million in 1993. Contributing to this growth was the acquisition of approximately $44 million in deposits during the first quarter of 1993. The most significant developments during 1992-3 were the strong growth in noninterest bearing deposits and the shift in funding sources from "Other Time" to other deposit categories. As a percent of average total deposits, noninterest bearing increased from 21.5% in 1991 to 23.7% in 1993, while "Other Time" deposits decreased from 45.0% to 33.1%. These two developments have had a favorable impact on the Company's net interest margin.

Both developments discussed in the preceding paragraph run counter to the Company's historical trends. Since the Company's formation in 1984, two major trends have impacted the mix of deposits. First, the shift from noninterest bearing to interest bearing, and second, a majority of the Company's deposit growth during this period has been in certificates of deposit, which traditionally represent the highest yielding deposit offering.

The historical shift from noninterest bearing to interest bearing deposits is a result of deregulation which began in the early 1980's, and has adversely affected the Company's net interest margin. Based on annual averages, interest bearing deposits as a percent of total deposits has increased from 62.8% in 1984 to 76.3% in 1993, which is down from 1991 when this percent reached 78.5%.

Historically, a majority of the Company's deposit growth has been in the category of "Other Time", which consists primarily of certificates of deposit. This growth was generated both internally and through acquisitions. However, during the last two years, deposit growth from interest bearing sources came primarily from the category of "Savings". Since 1991, the average balance for Savings has increased 161.2% from $43.6 million to $113.9 million in 1993, while the average balance for Other Time deposits decreased 15.1% from $246.0 million to $208.7 million. This shift in the source of deposit growth from Other Time to Savings is due to the low interest rate environment, particularly during periods when yields on certificates of deposit were below the regular savings rate.

Table 2 on page 15 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 12 reflects the shift in the Company's deposit mix over the last three years and Table 13 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Table 12

SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)

                      1992 to    Percentage
                       1993       of Total        Components of Total Deposits
                      Change       Change         1993        1992        1991

Noninterest Bearing
  Deposits             $21,072        36.9%       23.7%       22.4%       21.5%
NOW Accounts            10,964        19.2        12.4        11.7        11.4
Money Market Accounts    5,954        10.4        12.7        12.9        14.1
Savings                 21,797        38.1        18.1        16.1         8.0
Other Time              (2,625)       (4.6)       33.1        36.9        45.0
     Total Deposits    $57,162       100.0%      100.0%      100.0%      100.0%

Table 13

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)

                                              December 31, 1993
                                Time Certificates of Deposit     Percent

Three months or less                      $11,961                 29.2%
Over three through six months              11,291                 27.6
Over six through twelve months             11,313                 27.6
Over twelve months                          6,371                 15.6
     Total                                $40,936                100.0%

Liquidity and Capital Resources

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position to ensure it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities, bank lines of credit for the Company and approved lines for the purchase of federal funds by the Group banks.

On January 24, 1992, the Company established a $6.0 million revolving line of credit with Trust Company Bank, Atlanta, Georgia, and simultaneously amended its master note and loan agreement with Wachovia Bank of Georgia to provide for a $6.0 million revolving line of credit. The Trust Company facility expired on January 24, 1994, and was renewed until January 24, 1996. The Wachovia facility expires on May 31, 1994. At the expiration of the Wachovia line, the Company has the option to pay the loan or convert the outstanding balance to a term loan which will amortize in 24 equal quarterly installments. As of December 31, 1993, the Company had debt outstanding of $1.4 million with Trust Company and $500,000 with Wachovia. During 1993, the Company borrowed additional funds totalling $1.4 million and made principal reductions on the Wachovia line totalling $1.5 million, leaving an outstanding balance at year-end of $1.9 million. The average rate on debt outstanding during 1993 was 4.06%. See Note 10 in the Notes to Financial Statements for additional information on the Company's debt.

The Company's long-term debt agreements impose certain limitations on the level of CCBG's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to bank holding companies by its bank subsidiaries. Based on the Company's current financial condition, these limitations and/or regulations do not impair the Company's ability to meet its cash obligations or limit the Company's ability to pay future dividends on its common stock. See Notes 10 and 14 in the Notes to Financial Statements for additional information.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements (Dollars in Thousands)

                                       1993        1992         1991

Year End Balance                     $23,264     $17,561      $14,912
Rate at Year End                       2.78%       2.53%        3.60%
Average Balance                      $17,765     $18,163      $19,017
Average Rate                           3.08%       2.95%        5.24%
Maximum Outstanding at Month-End     $27,449     $26,441      $24,026

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1993, the Company had $97.6 million in commitments to extend credit and $1.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. If obligations arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures for purposes of refurbishing certain bank facilities and purchasing equipment will approximate $3.7 million over the next twelve months. Over the next five years the Company anticipates spending $4.9 million (including the $3.7 million) on refurbishing existing locations and building and equipping new branch facilities. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareholders' equity as of December 31, for each of the last three years is presented below.

Shareholders' Equity
(Dollars in Thousands)

                                                  1993       1992       1991

Common Stock                                   $    31    $    31    $    31

Surplus                                          5,857      5,857      5,858

Retained Earnings                               67,753     61,937     55,842

Subtotal                                        73,641     67,825     61,731

Less: Treasury Stock                            (6,501)    (4,656)    (4,008)

Total Shareholders' Equity                     $67,140    $63,169    $57,723

The Company continues to maintain a strong capital position. The ratio of shareholders' equity to total assets at year-end was 8.81%, 9.20% and 9.03% in 1993, 1992 and 1991, respectively, which ratios exceeded all minimum required regulatory capital levels. The lower capital ratio in 1993 primarily reflects the purchase of $1.8 million in treasury stock during the year. The Company has traditionally satisfied its regulatory capital requirements through earnings, and expects to continue to do so.

The company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board in effect at December 31, 1993 require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. Capital City Bank Group, Inc., significantly exceeded these capital guidelines, with a total risk-based capital ratio of 16.3% and a Tier I ratio of 15.1%.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, the Company had a leverage ratio of 8.6%, which is in excess of regulatory requirements.

In 1993, the Board of Directors declared dividends totalling $.83 per share, consisting of $.10 per share payable in July 1993 and $.73 per share payable in January 1994. The Company declared dividends of $.78 per share in 1992 and $.73 per share in 1991.

The dividend payout ratio was 29.4%, 27.3% and 29.7% for 1993, 1992 and 1991, respectively. Dividends declared in 1993 represented a 6.4% increase over 1992.

At December 31, 1993, the Company's common stock had a book value of $23.56 per share compared to $21.59 in 1992 and $19.55 in 1991. There is currently no established trading market for the common stock of Capital City Bank Group, Inc., and therefore, no bid or sale quotations are generally available. Based on sales of stock of which the Company has knowledge, the stock has traded in a range of $24.00 to $26.00 per share for the two-year period ended December 31, 1993, with the most recent trades at $26.00 per share.

The Company began a stock repurchase plan in 1989, which remains in effect and provides for the repurchase of up to 300,000 shares. As of December 31, 1993, the Company has repurchased 255,927 shares, of which 77,011 shares were acquired during 1993. The shares acquired in 1993 were purchased at an average cost of $24.00 per share. Shares acquired under the plan are currently being held as treasury stock. On January 21, 1994, 2,218 shares were issued to participants for achieving certain established performance goals for the year ended December 31, 1993. The total value of the shares issued was $57,668 based on a stock price of $26.00 per share.

Interest Rate Sensitivity

Table 14 on page 37 presents the Company's consolidated interest rate sensitivity position as of year-end 1993. The objective of interest rate sensitivity analysis is to attempt to measure the impact on the Company's net interest income due to fluctuations in interest rates. Interest rate sensitivity is managed at the bank level, enabling bank management to incorporate its own interest rate projections, liquidity needs and factors specific to the local market into the analysis. As such, the Company does not manage its interest rate sensitivity from a consolidated position. The information in Table 14 has been assembled and presented in response to regulatory reporting requirements.

Table 14

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)
                                                     December 31, 1993
                                                                          Non-Rate
                                                                          Sensitive &
                                  0-90 Days  91-180 Days  181-365 Days    Over One Year    Total

Loans, Net of Unearned Interest   $138,673     $ 50,286     $ 91,126        $119,339     $399,424
Investment Securities               20,811       16,688       31,089         150,035      218,623
Funds Sold                          57,226            -            -               -       57,226
     Total Earning Assets          216,710       66,974      122,215         269,374      675,273

Cash, Property and Other Assets          -            -            -          94,656       94,656
Less: Allowance for Loan Losses          -            -            -          (7,594)      (7,594)
     Total Assets                 $216,710     $ 66,974     $122,215        $356,436     $762,335

Demand Deposits                          -            -            -        $171,985     $171,985
NOW Accounts                       100,184            -            -               -      100,184
Money Market                        77,302            -            -               -       77,302
Savings                            110,128            -            -               -      110,128
Other Time                          55,326       59,789       50,597          37,434      203,146
     Total Deposits                342,940       59,789       50,597         209,419      662,745

Funds Purchased                     23,264            -            -               -       23,264
Other Borrowed Funds                 1,000            -            -             201        1,202
Long-Term Debt                           -            -            -               -        1,900
Other Liabilities                        -            -            -           6,085        6,085
Shareholders' Equity                     -            -            -          67,140       67,140
     Total Liabilities
     & Shareholders' Equity      $ 369,104    $  59,789     $ 50,597        $282,845     $762,335

Interest Rate Sensitivity Gap    $(152,394)   $   7,185     $ 71,618

Cumulative Interest Rate
  Sensitivity Gap                $(152,394)   $(145,209)    $(73,591)

Cumulative Gap as Percentage
  of Earning Assets                (22.57%)     (21.50%)     (10.90%)

Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment. Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to change in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the Company's ability to react to changing interest rates and are discussed in further detail in the section entitled "Earnings Analysis" beginning on page 13.

Accounting Pronouncements

The Company adopted SFAS No. 109, "Accounting for Income Taxes," which changed the accounting for income taxes to the asset and liability method from the deferral method previously required by Accounting Principles Board Opinion 11.
A tax expense of $484,000 reflecting the cumulative effect of adopting this new standard is included in 1993 net income. The adoption of SFAS No. 109 will not impact the effective tax rate. However, since SFAS No. 109 requires that deferred tax assets and liabilities be adjusted to reflect the effect of tax law or rate changes, the outcome of future tax legislation may have an impact on future income tax expense.

The Financial Accounting Standards Board ("FASB") issued a new accounting pronouncement "Accounting for Certain Investments in Debt and Equity Securities" which is effective for fiscal years beginning after December 15, 1993. The pronouncement requires securities be classified into three categories: (1) Held to Maturity, (2) Available for Sale, and (3) Trading. Category three is not applicable since the Company does not engage in securities trading. The criteria for maintaining securities in the "Held To Maturity" category are restrictive and the ability to sell a security in this category is very limited. Management believes to properly manage interest rate risks and liquidity it is prudent to place a portion (approximately 30%) of the investment portfolio into the "Available for Sale" category. This was done in January of 1994. See Note 1 in the Notes to Financial Statements. Securities remaining in the "Held To Maturity" category will be reported at amortized cost, without recognition of unrealized gains and losses, which is consistent with the Company's prior accounting practices. Securities in the "Available For Sale" category will be reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. When the statement was adopted in January 1994, it resulted in the addition, net of deferred taxes, of approximately $847,000, or 1.3%, to the Company's equity capital.

In May 1993, the Financial Accounting Standards Board issued Statement No. 114 - "Accounting by Creditors for Impairment of a Loan." This statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The statement applies to financial statements for fiscal years beginning after December 15, 1994. Management has not yet determined the impact, if any, this statement may have on the Company's financial condition or results of operations when adopted on a prospective basis in 1995.

In December 1990, FASB issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pension," which requires that the projected future cost of providing post-retirement health care and other benefits be
recognized as employees provide services to earn those benefits.   The Company
does not offer post-retirement benefits, thus this statement is not applicable.

SFAS No. 112, "Employers' Accounting for Post-Employment Benefits," which is effective for fiscal years beginning after December 15, 1993, requires employers who provide benefits to former or inactive employees after employment, but before retirement, to recognize these obligations as employees provide services to earn the benefits. The Company does not offer post-employment benefits, thus this statement is not applicable.

Item 8.  Financial Statements and Supplementary Data



41
Report of Independent Accountants

42
Consolidated Statements of Condition

43
Consolidated Statements of Income

45
Consolidated and Parent Company Statements of Shareholders' Equity

46
Consolidated Statements of Cash Flows

47
Notes to Financial Statements

Report of Independent Accountants



Shareholders and Board of Directors
Capital City Bank Group, Inc.
Tallahassee, Florida

We have audited the accompanying consolidated statements of condition of Capital City Bank Group, Inc., and subsidiaries as of December 31, 1993 and 1992, and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc., as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Financial Statements, Capital City Bank Group, Inc., changed its method of accounting for income taxes in 1993.

JAMES D. A. HOLLEY & CO.

Tallahassee, Florida
February 4, 1994

Consolidated Statements of Condition

                                                      As of December 31,
                                                     1993            1992

ASSETS
Cash and Due From Banks                         $ 56,664,688     $43,690,111
Interest Bearing Deposits in Other Banks           1,256,516       1,955,817
Investment Securities (market value
  $221,273,916 and $190,262,011 in 1993
  and 1992) (Note 5)                             218,622,520     186,437,464
Federal Funds Sold                                55,970,000      61,625,000

Loans (Notes 6 and 7)                            406,566,731     378,218,710
  Unearned Interest                               (7,142,943)     (8,308,084)
  Allowance for Loan Losses                       (7,594,101)     (7,584,958)
     Loans, Net                                  391,829,687     362,325,668

Premises and Equipment (Note 8)                   20,820,473      15,901,857
Accrued Interest Receivable                        5,467,174       5,127,718
Intangibles (Note 2)                               1,719,491         658,353
Other Assets                                       9,984,232       9,244,273

       Total Assets                             $762,334,781    $686,966,261

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                  $171,984,693    $147,870,679
  Interest Bearing Deposits (Note 9)             490,760,129     449,626,770
     Total Deposits                              662,744,822     597,497,449

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                     23,264,047      17,561,214
Short-Term Borrowings                              1,201,565       1,221,123
Long-Term Debt (Note 10)                           1,900,000       2,000,000
Other Liabilities                                  6,084,592       5,517,780
       Total Liabilities                         695,195,026     623,797,566

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 4,000,000 shares
  authorized; 3,105,243 issued                        31,052          31,052
Surplus                                            5,856,794       5,857,194
Retained Earnings                                 67,753,475      61,936,427
                                                  73,641,321      67,824,673
Treasury Stock: 255,927 shares in 1993
  and 179,016 shares in 1992 at Cost              (6,501,566)     (4,655,978)
        Total Shareholders' Equity                67,139,755      63,168,695
        Total Liabilities and
          Shareholders' Equity                  $762,334,781    $686,966,261

The accompanying Notes to Financial Statements are an integral part of these statements.

Consolidated Statements of Income
                                                 For the Years Ended December 31,
                                                 1993         1992         1991
INTEREST INCOME
Interest and Fees on Loans                    $33,553,906  $34,871,997  $40,799,028
Investment Securities:
  U.S. Treasury                                 5,564,028    6,010,708    5,375,881
  U.S. Government Agencies and Corporations     1,620,772      990,632      488,951
  States and Political Subdivisions             3,492,347    3,312,997    3,418,434
  Other Securities                                210,272      391,609      180,347
Deposits in Other Banks                           118,674      444,254      751,827
Federal Funds Sold                              1,835,283    2,284,360    3,787,068
       Total Interest Income                   46,395,282   48,306,557   54,801,536

INTEREST EXPENSE
Deposits                                       14,213,212   17,784,924   25,118,252
Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements               547,611      535,311      996,371
Other Short-Term Borrowings                        23,252       32,422       46,657
Long-Term Debt                                     56,009      178,619      445,245
Total Interest Expense                         14,840,084   18,531,276   26,606,525

Net Interest Income                            31,555,198   29,775,281   28,195,011
Provision for Loan Losses (Note 7)                960,114    1,215,868    1,816,883
Net Interest Income After Provision for
             Loan Losses                       30,595,084   28,559,413   26,378,128

NONINTEREST INCOME
Income from Fiduciary Activities                  643,360      583,248      484,834
Service Charges on Deposit Accounts             5,600,978    5,651,660    5,540,805
Data Processing                                 2,379,850    2,445,483    2,233,035
Securities Transactions (Note 5)                   27,527       (2,147)       4,924
Other                                           3,362,683    2,800,331    2,550,096
       Total Noninterest Income                12,014,398   11,478,575   10,813,694

NONINTEREST EXPENSE
Salaries and Employee Benefits (Note 12)       16,183,205   14,530,027   14,044,732
Occupancy, Net                                  2,182,842    2,022,418    1,846,015
Furniture and Equipment                         2,908,648    2,861,428    2,837,667
Other                                           9,297,967    9,083,238    8,711,401
       Total Noninterest Expense               30,572,662   28,497,111   27,439,815
Income Before Income Taxes and
  Accounting Changes                           12,036,820   11,540,877    9,752,007

Income Taxes (Note 11)                          3,308,614    3,164,341    2,479,531
Income Before Accounting Changes                8,728,206    8,376,536    7,272,476
Cumulative Effect of a Change in
  Accounting Methods (Note 20)                   (484,495)           -            -
NET INCOME                                    $ 8,243,711   $8,376,536  $ 7,272,476
Net Income Per Share Before Accounting Change $      2.99   $     2.86  $      2.46
Net Income Per Share                          $      2.82   $     2.86  $      2.46

Average Common Shares Outstanding               2,924,022    2,932,123    2,958,920

<F1>
The accompanying Notes to Financial Statements are an integral part of these statements.

Consolidated And Parent Company
Statements of Shareholders' Equity
                        Common             Retained    Treasury
                        Stock    Surplus   Earnings      Stock         Total


Balance,
  December 31, 1990     $31,052 $5,859,498 $50,726,252 $(3,173,136) $53,443,666
Net Income                                   7,272,476                7,272,476
Cash Dividends
  ($.73 per share)                          (2,156,376)              (2,156,376)
Sale of Treasury Stock              (1,800)                 12,600       10,800
Purchase Treasury Stock                                   (847,442)    (847,442)

Balance,
  December 31, 1991      31,052  5,857,698  55,842,352  (4,007,978)  57,723,124
Net Income                                   8,376,536                8,376,536
Cash Dividends
  ($.78 per share)                          (2,282,461)              (2,282,461)
Sale of Treasury Stock                (504)                  3,528        3,024
Purchase Treasury Stock                                   (651,528)     651,528)

Balance,
  December 31, 1992      31,052  5,857,194  61,936,427  (4,655,978)  63,168,695
Net Income                                   8,243,711                8,243,711
Cash Dividends
  ($.83 per share)                          (2,426,663)              (2,426,663)
Sale of Treasury Stock                (400)                  2,800        2,400
Purchase Treasury Stock                                 (1,848,388)  (1,848,388)

Balance, December 31,
  1993                  $31,052 $5,856,794 $67,753,475 $(6,501,566) $67,139,755

<F1>
The accompanying Notes to Financial Statements are an integral part of these statements.
Consolidated Statements of Cash Flows

                                              For the Years Ended December 31,
                                            1993         1992          1991

Net Income                              $8,243,711    $8,376,536    $7,272,476
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                960,114     1,215,868     1,816,883
  Depreciation                           1,881,207     1,862,930     1,732,620
  Amortization of Intangible Assets        337,994       259,171       302,915
  Deferred Income Taxes                     74,585      (143,529)     (218,139)
  Cumulative Effect of Accounting Change   484,495             -             -
  Net (Increase) Decrease in
    Interest Receivable                   (339,456)       68,761       208,180
  Net (Increase) Decrease in
    Other Assets                        (1,393,182)     (231,349)     (986,758)
  Net Increase (Decrease) in
    Other Liabilities                      318,515    (1,183,076)     (151,038)
  Net Cash from Operating Activities    10,567,983    10,225,312     9,977,139

Cash Flows from Investing Activities:

  Proceeds from Payments/Maturities of
    Investment Securities                82,540,933   31,163,153    45,083,468
  Purchase of Investment Securities    (114,725,989) (79,694,258)  (65,614,794)
  Net (Increase) Decrease in Loans      (17,234,818)  (6,438,547)   13,680,540
  Purchase of Premises & Equipment       (6,952,279)  (1,337,346)   (1,618,160)
  Sales of Premises & Equipment           1,007,775       31,744       193,898
  Cash Acquired in Bank Acquisitions     28,811,166            -             -
  Net Cash from Investing Activities    (26,553,212) (56,275,254)   (8,275,048)

Cash Flows from Financing Activities:

  Net Increase (Decrease) in Deposits    21,150,418   42,405,239    4,755,974
  Net Increase (Decrease) in Federal
    Funds Purchased                       5,702,833    2,648,874  (10,572,406)
  Net Increase (Decrease) in Other
    Borrowed Funds                          (19,558)     (19,247)    (606,217)
  Addition to Long-Term Debt              1,400,000            -      403,800
  Repayment of Long-Term Debt            (1,500,000)  (2,000,000)  (2,628,800)
  Dividends Paid                         (2,282,200)  (2,153,230)  (2,065,029)
  Sale (Purchase) of Treasury Stock      (1,845,988)    (648,000)    (834,842)
  Net Cash from Financing Activities     22,605,505   40,233,636  (11,547,520)

  Net Increase (Decrease) in Cash
    and Cash Equivalents                ( 6,620,276)  (5,816,306)  (9,845,429)

Cash and Cash Equivalents at Beginning
  of Period                             107,270,928  113,087,234  122,932,663

Cash and Cash Equivalents at End
  of Period                            $113,891,204 $107,270,928 $113,087,234

The accompanying Notes to Financial Statements are an integral part of these statements.

Notes to Financial Statements

Note 1

SIGNIFICANT ACCOUNTING POLICIES

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. Prior year financial statements and other statistical information have been reclassified to conform to the presentation adopted for 1993. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc., and its subsidiaries, all of which are wholly-owned. All material intercompany transactions and accounts have been eliminated.

Investment Securities

Securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Gains and losses on securities are accounted for by the specific identification method.

The investment portfolio is a by-product of the Company's operations and, as such, it functions as a key component of liquidity and asset/liability management. It is not management's intent nor practice to participate in the trading of investment securities. Sales of securities are minimal and the gains or losses recognized from such sales are not material to the Company's financial performance.

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") and management transferred approximately 30% of the Company's portfolio to the "Available for Sale" category. Securities transferred to the "Available for Sale" category on the date the statement was adopted are as
follows:                                      Amortized
             Category                           Costs

          U. S. Treasuries                    $31,364,293
          U. S. Government Agencies and
            Corporations                       10,089,014
          State and Political Subdivisions     20,853,825
          Other Securities                        500,000

          Total Available for Sale            $62,807,132

Securities in this category are recorded at fair value with unrealized gains and losses, net of deferred taxes, reported as a separate component of equity capital. Fluctuations in the net unrealized gain or loss will not impact the Company's earnings.

Loans

Loans are stated at the principal amount outstanding. Interest income on certain loans, which are made on the discount basis, is recognized using the sum-of-the-months-digits method which does not differ materially from the interest method. Interest income on all other loans, except for those designated as non-accrual loans, is accrued based on the outstanding daily balances. Under FASB Statement No. 91, fees charged to originate loans and loan origination costs are to be deferred and amortized over the life of the loan. Management has elected not to net the costs against the loan fees but to defer only fees. The effect of this practice does not have a material impact on the consolidated financial statements.

Allowance for Possible Loan Losses

Provisions for possible loan losses are charged to operating expenses and added to the allowance to maintain it at a level deemed appropriate by management to absorb known and inherent risks in the loan portfolio. When establishing a provision, management makes various estimates regarding the value of collateral and future economic events. Actual future experience may differ from these estimates. Recognized loan losses are charged to the allowance when loans are deemed to be uncollectible due to such factors as the borrower's failure to pay principal and interest or when loans are classified as losses under internal or external review criteria. Recoveries of principal on loans previously charged-off are added to the allowance.

Loans are placed on nonaccrual status when management believes the borrower's financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. Generally, loans are placed on nonaccrual status when interest becomes past due 90 days or more, or management deems the ultimate collection of principal and interest, in full, is in doubt.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over estimated useful lives of thirty to forty years for buildings and three to twenty years for fixtures and equipment. Additions and major facilities are capitalized and depreciated in the same manner. Repairs and maintenance are charged to operating expense as incurred.

Other Real Estate

Other real estate includes property owned by the Group banks which was acquired either through foreclosure or by receiving a deed in lieu of foreclosure. The properties are included in "other assets" on the statement of condition and are recorded at an amount which approximates market. Other real estate totalled $3.4 and $4.4 million at December 31, 1993 and 1992, respectively.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. In general, the parent company and its subsidiaries compute their tax provisions (benefits) as separate entities prior to recognition of any tax expenses (benefits) which may accrue from filing a consolidated return.

Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which mandates the asset and liability method of accounting for deferred income taxes. The Company had previously accounted for deferred taxes under the deferral method required by Accounting Principles Board (APB) Opinion 11. The cumulative effect of adopting the new accounting standard was a reduction in the Company's net income of $484,495, which was recognized the first quarter of 1993. See Note 11 in Notes to Financial Statements for further discussion.

Note 2

Branch Acquisitions

On March 15, 1993, Capital City First National Bank, a wholly-owned subsidiary of Capital City Bank Group, Inc., consummated the purchase and assumption of three branch offices located in Citrus County, Florida. First National acquired two of the office facilities and is leasing the third. In connection with these acquisitions, First National assumed $37.0 million in deposits and purchased $12.0 million in loans, consisting primarily of first mortgage residential real estate loans.

On February 1, 1993, Branford State Bank, a wholly-owned subsidiary of Capital City Bank Group, Inc., consummated the assumption of $7.0 million in deposits. Loans purchased were minimal and no office facilities were acquired.

Assets and liabilities acquired through acquisition, on a combined basis, are as follows:
                                                       1993

                              Loans                $(13,229,315)
                              Premises & Equipment     (855,319)
                              Other Assets           (1,304,989)
                                 Total Assets       $44,200,789
                              Deposits               44,096,955
                              Other Liabilities         103,834
                              Cash Acquired in
                                Acquisitions        $28,811,166

Intangible assets, including goodwill, recorded in connection with the Company's acquisitions are being amortized over periods of one to twenty-five years with the majority being written off over an average life of approximately 10 years. Intangibles recorded during 1993 totalled $1.2 million. The pre-tax amortization was $338,000 in 1993, $259,000 in 1992 and $303,000 in 1991. The amortization of intangibles for each of the next five years is as follows:

                               Year       Amount
                               1994      $363,000
                               1995      $284,000
                               1996      $244,000
                               1997      $185,000
                               1998      $159,000
Note 3

STATEMENT OF CASH FLOWS

The statement of cash flows is presented using the indirect method of presentation. For purposes of this statement, the Company considers cash, due from banks, interest bearing deposits in banks and federal funds sold to be cash equivalents.

Supplemental Disclosures of Cash Flow Information:
                                               1993        1992         1991
Cash paid during the year for:
Interest on Deposits and Other
  Funds Purchased                           $14,943,964 $19,213,697 $26,921,413
Interest on Long-Term Debt                       56,009 $   178,619 $   445,245
Taxes Paid                                    3,013,311 $ 2,763,567 $ 2,504,278

Supplemental Schedule of Noncash Investing and Financing Activities:

                                               1993        1992        1991

Loans Foreclosed and Transferred
  to Other Real Estate                        $910,228  $2,311,826 $3,200,742

Note 4

CASH & DUE FROM BANK ACCOUNTS

Six of the ten Group banks are members of the Federal Reserve Bank of Atlanta and are required to maintain reserve balances. The average amount of those reserve balances for the years ended December 31, 1993 and 1992, was $25,031,000 and $24,168,000, respectively.

Note 5

INVESTMENT SECURITIES

The carrying value and related market value of investment securities at December 31, were as follows:

                                                      1993
                                                      Gross       Gross
                           Carrying     Market     Unrealized   Unrealized
                             Value      Value

U.S. Treasury             $111,233,251 $111,722,854  $  578,434  $   88,831
U.S. Government Agencies
  and Corporations          35,314,555   35,552,676     320,299      82,178
States and Political
  Subdivisions              67,069,825   68,949,454   1,991,218     111,589
Other Securities             5,004,889    5,048,932      47,657       3,614
  Total Investment
  Securities              $218,622,520 $221,273,916  $2,937,608  $  286,212

                                                    1992

                                                        Gross       Gross
                             Carrying     Market     Unrealized  Unrealized
                               Value      Value         Gains       Losses

U.S. Treasury             $100,946,059 $102,462,213  $l,516,154         -
U.S. Government Agencies
and Corporations            25,364,688   25,622,085     262,811       5,414
States and Political
  Subdivisions              55,984,326   57,995,657   2,013,753       2,422
Other Securities             4,142,391    4,182,056      43,733       4,068
  Total Investment
  Securities              $186,437,464 $190,262,011  $3,836,451     $11,904

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years is presented below:

                   Total              Gross            Gross
Year              Proceeds        Realized Gains  Realized Losses

1993            $31,681,176            69,249          41,722
1992              8,700,297            42,338          44,485
1991                917,837            10,051           5,127

Total proceeds in the above chart include principal reductions in mortgage backed securities and proceeds from securities which were called of $31,581,176, $8,293,692 and $585,693 in 1993, 1992 and 1991, respectively.

As of December 31, 1993, the Company's debt securities had the following maturity distribution:

                                   Carrying Value         Market Value

Due in one year or less             $ 68,588,734           $ 68,911,234
Due after one through five years     123,877,247            125,459,023
Due after five through ten years      24,554,631             25,322,697
Over ten years                         1,601,908              1,580,962
   Total Investment Securities      $218,622,520           $221,273,916

Securities with a carrying value of $86,441,723 and $71,436,898 at December 31, 1993 and 1992, respectively, were pledged to secure public deposits and for other purposes as required by law.

Note 6

LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

                                     1993                1992

Commercial, Financial and
  Agricultural                 $  46,962,666         $ 57,187,674
Real Estate - Construction        22,968,331           19,102,946
Real Estate - Mortgage           242,740,428          212,080,485
Consumer                          93,895,306           89,847,605
     Total Loans               $ 406,566,731         $378,218,710

Nonaccruing loans amounted to $9,352,869 and $6,987,198 at December 31, 1993 and 1992, respectively. Restructured loans amounted to $64,661 and $169,314 at December 31, 1993 and 1992, respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $846,000 higher in 1993 and $696,000 higher in 1992.

Due to the lack of diversified industry within the markets served by the Group banks, a significant portion of the loan portfolio is associated either directly or indirectly with real estate. At December 31, 1993, approximately 65% of the portfolio consisted of real estate related loans.

Note 7

ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

                                        1993       1992         1991

Balance, Beginning of Year          $7,584,958  $7,669,915   $7,526,414
Provision for Loan Losses              960,114   1,215,868    1,816,883
Recoveries on Loans
  Previously Charged-Off               569,765     632,219      488,844
Loans Charged-Off                   (1,520,736) (1,933,044)  (2,162,226)
Balance, End of Year                $7,594,101  $7,584,958   $7,669,915

Note 8

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:
                                        1993                  1992

Land                               $ 4,300,563           $ 4,112,299
Buildings                           18,348,113            12,827,586
Fixtures and Equipment              14,358,167            13,457,612
                                    37,006,843            30,397,497
Accumulated Depreciation           (16,186,370)          (14,495,640)
Premises and Equipment, Net        $20,820,473           $15,901,857

Depreciation of $1,881,207, $1,862,930, and $1,732,620 was charged to operations for 1993, 1992 and 1991, respectively.

Note 9

DEPOSITS

Interest bearing deposits, by category, as of December 31, are as follows:

                                          1993               1992

NOW Accounts                         $100,184,541        $ 71,357,466
Money Market Accounts                  77,301,643          71,719,744
Savings Accounts                      110,127,691         111,206,053
Other Time Deposits                   203,146,254         195,343,507
Total Interest Bearing Deposits      $490,760,129        $449,626,770

Time deposits in denominations of $100,000 or more totalled $40,936,000 and $45,658,000, at December 31, 1993 and 1992, respectively.

Interest expense for each of these deposit categories for the three years ended December 31, is as follows:

                                            1993        1992       1991

NOW Accounts                          $ 1,616,631    $1,770,024  $2,786,570
Money Market Accounts                   1,778,928     2,315,965   3,885,783
Savings Accounts                        2,953,208     3,651,544   2,219,917
Other Time Deposits                     7,864,445    10,047,391  16,225,982
Total                                 $14,213,212   $17,784,924 $25,118,252

Note 10

LONG-TERM DEBT

On January 24, 1992, the Company established a $6.0 million revolving line of credit with Trust Company Bank, Atlanta, Georgia, and simultaneously amended its master note and loan agreement with Wachovia Bank of Georgia (formerly "The First National Bank of Atlanta") to provide for a $6.0 million revolving line of credit. The two credit facilities are collateralized by 100% of the common stock of Capital City First National Bank of Tallahassee. The Trust Company facility expires on January 24, 1996, and the Wachovia facility expires on May 31, 1994, at which time the outstanding balance under the revolving line of credit may convert to a term loan which will amortize in 24 equal quarterly installments. As of December 31, 1993, there was $1.4 million outstanding to Trust Company and $500,000 outstanding to Wachovia. Under the two credit facilities the Company, at its option, may select from various loan rates including prime, LIBOR or the certificate of deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period of up to six months. The average interest rate on debt outstanding during 1993 was 4.06%, and the weighted average rate at year-end was 3.97%. The loan agreements place certain restrictions on the amount of capital which must be maintained by the Company. On December 31, 1993, the Company's capital exceeded the most restrictive covenants of either agreement.

Note 11

INCOME TAXES

The provision for income taxes reflected in the statement of income was comprised of the following components:

                                   1993          1992            1991
Currently Payable:
  Federal                      $2,846,900     $2,903,663      $2,411,439
  State                           387,129        404,207         286,231
Deferred:
  Federal                          59,198       (129,880)       (186,756)
  State                            15,387        (13,649)        (31,383)
     Total                     $3,308,614     $3,164,341      $2,479,531

The net deferred tax asset and liability and the temporary differences comprising those balances at December 31, 1993, are detailed below:

                                                 1993
Deferred Tax Assets:
  Allowance for Loan Losses                   $2,857,660
  Deferred Loan Fees                             313,883
  Writedown of Real Estate Held for Sale          22,495
  Other                                           72,369
    Total Deferred Tax Assets                 $3,266,407

Deferred Tax Liabilities:
    Premises and Equipment                       839,327
    Employee Benefits                            235,616
    Other                                         30,039
      Total Deferred Tax Liabilities           1,104,982
Net Deferred Tax Assets                       $2,161,425

Income taxes amounted to less than the tax expense computed by applying the statutory federal income tax rates to income. The reasons for these differences are as follows:

                                   1993            1992            1991

Computed Tax Expense             $4,092,519     $3,923,898      $3,315,682
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income   (1,087,346)    (1,001,370)     (1,015,315)
    State Income Taxes,
      Net of Federal Income
      Tax Benefits                  265,660        257,768         168,200
  Other                              37,781        (15,955)         10,964
Actual Tax Expense               $3,308,614     $3,164,341      $2,479,531

The items that caused timing differences and the resulting deferred income taxes for 1992 and 1991, are as follows:
                                                   1992            1991

Asset Writedowns                                $(137,520)       $       -
Provision for Loan Losses                          30,736          (51,916)
Deferred Loan Fees                                (21,088)          12,297
Pension Expense                                   178,259         (205,883)
Depreciation                                      (75,646)          26,990
Other                                            (118,270)             373
  Total                                         $(143,529)       $(218,139)

Note 12

EMPLOYEE BENEFITS

The Company sponsors a noncontributory pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes.

The following table details the components of pension expense, the funded status of the plan and amounts recognized in the Company's consolidated statements of condition, and major assumptions used to determine these amounts.

                                   1993             1992               1991
Components of Pension
  Expense:
  Service Cost                   $685,449         $674,980        $  530,645
  Interest Cost                   845,301          763,211           742,002
  Actual Return on Plan Assets   (525,422)        (363,931)       (1,568,273)
  Net Amortization and Deferral  (330,861)        (492,809)          915,451
    Total                        $674,467         $581,451        $  619,825

Actuarial Present Value of
  Projected Benefit Obligations:

Accumulated Benefit Obligations:

Vested                           $6,896,007     $5,833,309        $4,022,661
Nonvested                         1,066,503        935,972           487,853
                                 $7,962,510     $6,769,281        $4,510,514
Plan Assets at Fair Value
  (primarily listed stocks and
  bonds, U.S. Government secur-
  ities and interest bearing
  deposits)                     $10,898,324    $10,144,450        $9,105,747
Projected Benefit Obligation    (11,824,763)   (10,616,298)       (9,311,574)
Plan Assets in Excess of:
  Projected Benefit Obligation     (926,439)      (471,848)         (205,827)
  Unrecognized Net Loss           3,465,697      2,926,291         2,421,063
  Unrecognized Net Asset         (1,884,324)    (2,120,407)       (2,356,490)
  Prepaid (Accrued) Pension Cost $  654,934    $   334,036        $ (141,254)
Major Assumptions:
  Discount Rate                    7.5%               8.0%              9.0%
  Rate of Increase in
    Compensation Levels            5.5%               6.0%              6.0%
  Expected Long-Term Rate
    of Return on Plan Assets       7.5%               8.5%              9.0%

The Company has a stock incentive plan under which shares of the Company's stock are issued as incentive awards to selected participants. The cost of this plan in 1993 was $354,000.

Note 13

RELATED PARTY TRANSACTIONS

The Chairman of the Board of Capital City Bank Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $266,000, $286,000, and $285,900 during 1993, 1992 and 1991, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement provides for annual lease payments of approximately $51,900, to be adjusted for inflation in future years.

At December 31, 1993 and 1992, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $10,257,576 and $12,463,712, respectively. During 1993, $7,709,884 in new loans were made and repayments totalled $9,916,020. These loans were made on the same terms as loans to other individuals of comparable creditworthiness.

Note 14

DIVIDEND RESTRICTIONS

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 1994, the subsidiaries may declare dividends without regulatory approval of $7.8 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 1994 up to the date of any such dividend declaration.

Note 15

SUPPLEMENTARY INFORMATION

Components of noninterest income and noninterest expense in excess of 1% of total operating income, which are not disclosed separately elsewhere, are presented below for each of the respective periods.
                                        1993        1992          1991

Noninterest Expense:
  Employee Insurance                $  954,397    $887,618*     $808,694*
  Payroll Taxes                        879,249     802,370*      785,595*
  Maintenance and Repairs            1,274,555   1,243,497     1,552,134
  Professional Fees                    659,414     468,418*      434,933*
  Advertising                          658,696     438,655*      615,638*
  Printing & Supplies                1,065,122     875,023       934,818
  Insurance (other than employee)    1,708,134   1,490,156     1,518,206

*Less than 1% of operating income in the year reported

Note 16

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company does not participate in financial guarantees, options, interest rate caps and floors, interest rate swaps or futures contracts.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 1993, the amounts associated with the Company's off-balance-sheet obligations were as follows:

Off-Balance-Sheet Financial Instruments                               Amount

Commitments to Extend Credit(1)                                     $97,647,248
Standby Letters of Credit                                             1,875,305

(1) Commitments include unfunded loans, revolving lines of credit (including credit card lines) and other unused commitments.

Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. In general, management does not anticipate any material losses as a result of participating in these types of transactions. However, any potential losses arising from such transactions are reserved for in the same manner as management reserves for its other credit facilities.

For both on and off-balance-sheet financial instruments, the Company requires collateral to support such instruments when it is deemed necessary. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include deposits held in financial institutions; U.S. Treasury Securities; other marketable securities; real estate; accounts receivable; property, plant and equipment; and inventory.

Due to the close proximity and the nature of the markets served by the Group banks, the Company has both a geographic concentration as well as a concentration in the types of loans funded. Seven of the ten Group banks representing 81% of the Company's total loans at year-end are located within a 30-mile radius. At December 31, 1993, approximately 65% of the Company's loan portfolio consisted of real estate related loans.

Note 17

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include Cash and Due From Banks, Interest Bearing Balances with Other Banks, Federal Funds Sold, Federal Funds Purchased and Securities Sold Under Repurchase Agreements, and Other Short-term Borrowings. The methods and assumptions used to estimate the fair value of the Company's other financial instruments are as follows:

     Investment Securities - Fair values for investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

     Loans - The loan portfolio is segregated into categories of loans with similar financial characteristics. The fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates. The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.

      Deposits - The fair value of Noninterest Bearing Deposits, NOW Accounts, Money Market Accounts and Savings Accounts are the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Long-Term Debt - Carrying value of the Company's long-term debt approximates fair value due to the repricing frequency of the debt. The debt is generally repriced every 90 to 180 days and all long-term debt currently outstanding will reprice on or before March 31, 1994.

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. Fair value of these fees is not material.

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below.

                                              As Of December 31,
                                           1993                1992
                                             Estimated              Estimated
                                    Carrying    Fair      Carrying     Fair
                                     Value     Value       Value      Value

Financial Assets:
  Investment Securities            $218,623   $221,274   $186,437   $190,262
  Loans, Net of Allowance
    for Loan Losses                 391,830    394,171    362,326    363,891

Financial Liabilities:
  Deposits                          662,745    663,665    597,497    598,848

Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 18

PARENT COMPANY FINANCIAL INFORMATION

The following is a condensed statement of financial condition of the parent company at December 31:

Parent Company Statements of Condition

                                                    1993         1992

ASSETS

Cash and Due from Banks                         $ 2,788,987    $2,607,749
Investment in Group Banks                        68,733,692    64,719,116
Other Assets                                        358,919       206,597
     Total Assets                               $71,881,598   $67,533,462

LIABILITIES

Dividends Payable                               $ 2,134,240   $ 1,989,777
Long-Term Debt (Note 10)                          1,900,000     2,000,000
Other Liabilities                                   707,603       374,990
     Total Liabilities                            4,741,843     4,364,767

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value; 4,000,000
  shares authorized; 3,105,243 issued                31,052       31,052
Surplus                                           5,856,794    5,857,194
Retained Earnings                                67,753,475   61,936,427
                                                 73,641,321   67,824,673

Treasury Stock: 255,927 shares in 1993
  and 179,016 shares in 1992, at Cost            (6,501,566)  (4,655,978)
     Total Shareholders' Equity                  67,139,755   63,168,695
     Total Liabilities and Shareholders' Equity $71,881,598  $67,533,462

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Income


                                              1993          1992         1991

OPERATING INCOME
Income Received from Group Banks:

  Dividends (Note 14)                      $4,675,000    $4,800,000  $5,800,000
  Group Overhead Fees                       1,985,566     2,017,566   1,846,977
     Total Operating Income                 6,660,566     6,817,566   7,646,977

OPERATING EXPENSE
Salaries and Employee Benefits              1,617,059     1,138,963   1,108,250
Legal Fees                                     63,458        47,936      30,004
Professional Fees                             171,291       137,393     145,008
Advertising                                   432,978       304,886     377,360
Travel and Entertainment                       62,481        49,783      36,246
Amortization of Excess of Purchase Price
  Over Book Value of Net Assets Acquired       51,617        56,818     146,745
Interest on Debt                               56,009       178,619     445,245
Dues and Memberships                           41,601        44,598      39,882
Other                                         180,176       239,705     220,476
     Total Operating Expense                2,676,670     2,198,701   2,549,216

Income Before Income Taxes and Equity
  in Undistributed Earnings of Group Banks  3,983,896     4,618,865   5,097,761
Income Tax Expense (Benefit)                 (229,736)      (81,497)   (264,098)
Income Before Equity in Undistributed
  Earnings of Group Banks                   4,213,632     4,700,362   5,361,859
Equity in Undistributed Earnings
  of Group Banks                            4,030,079     3,676,174   1,910,617
Net Income                                 $8,243,711    $8,376,536  $7,272,476

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

                                            1993          1992          1991

Net Income                               $8,243,711   $8,376,536  $7,272,476
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
Equity in Earnings of Group Banks        (8,705,079)  (8,476,174) (7,710,617)
Amortization of Excess of Purchase
  Price Over Book Value of Net
  Assets Acquired                            51,038       56,818     146,745
(Increase) Decrease in Other Assets        (187,857)     163,945      (1,702)
Net Increase (Decrease) in
  Other Liabilities                         332,613      (54,215)     (9,434)
Net Cash from Operating Activities         (265,574)      66,910    (302,532)

Cash Flows from Investing Activities:
Dividends Received from Group Banks       4,675,000    4,800,000   5,800,000

Cash Flows from Financing Activities:
Addition to Long-Term Debt                1,400,000            -     403,800
Repayment of Long-Term Debt              (1,500,000)  (2,000,000) (2,628,800)
Payment of Dividends                     (2,282,200)  (2,153,230) (2,065,029)
Sale (Purchase) of Treasury Stock        (1,845,988)    (648,000)   (834,842)
Net Cash from Financing Activities       (4,228,188)  (4,801,230) (5,124,871)
Net Increase (Decrease) in Cash             181,238       65,680     372,597
Cash at Beginning of Period               2,607,749    2,542,069   2,169,472
Cash at End of Period                    $2,788,987  $ 2,607,749  $2,542,069

Net Income and Balance Sheet Information
(Dollars in Thousands)
                                                                                                                 First
                                         Levy                                     Farmers &                      National
                     First     City     County  Industrial    Second   Gadsden   Merchants   Branford   Havana   Bank of
                   National  National   State    National    National  National   Bank of     State     State    Jefferson
                     Bank      Bank     Bank       Bank        Bank      Bank     Trenton       Bank      Bank     County

At December 31st:

For the Year: 1993  $4,002     $590      $777      $784        $812       $271      $477       $364       $370     $259
  Net Income  1992   3,680      674       881       872         858        206       411        310        364      218
              1991   3,201      791       631       872         857        197       356        285        326      194

Loans,
  Net of
  Unearned
  Interest    1993 177,409   38,771    43,366    29,415      29,560     21,558    19,498     13,288     16,290   10,269
              1992 148,533   39,774    43,147    31,981      28,811     21,937    18,683     11,722     15,423    9,899
              1991 145,062   42,022    41,540    32,072      28,305     22,441    17,096      9,930     16,254   10,052


Assets        1993 352,431   76,391    75,583    57,971      56,659     40,357    32,950     30,181     29,209   22,380
              1992 291,849   73,065    77,283    58,649      50,923     43,041    31,848     23,300     30,239   21,108
              1991 263,135   68,733    71,518    53,443      47,803     43,220    30,154     20,257     28,514   21,260

Noninterest
  Bearing
  Deposits    1993 104,481    19,114    9,782    13,084      18,641      4,416     4,836      5,049      4,407    3,906
              1992  95,894    15,165    8,862    12,948      11,669      4,865     4,118      4,459      3,870    2,866
              1991  75,649    15,132    7,275     9,133      10,632      4,017     2,930      3,662      3,667    2,472

Interest
  Bearing
  Deposits    1993 195,712    50,623   57,835    38,393      32,842     30,842    24,553     22,143     21,916   15,901
              1992 151,683    50,424   60,705    39,413      34,432     33,128    24,430     16,066     23,532   15,813
              1991 147,304    47,048   57,222    38,197      32,505     33,738    23,974     14,056     22,154   16,593

Shareholders'
  Equity      1993  27,891     6,150    7,060     6,322       4,996      4,524     3,317      2,774      2,789    2,094
              1992  25,890     5,860    6,783     6,088       4,684      4,403     3,091      2,509      2,645    1,935
              1991  24,259     5,586    6,402     5,816       4,426      4,297     2,879      2,299      2,480    1,766

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The Board of Directors has appointed Arthur Andersen & Co., independent certified public accountants, as independent auditors for Capital City Bank Group, Inc., and its subsidiaries for the current fiscal year ending December 31, 1994, subject to ratification by the shareholders. Fiscal 1994 will be the first year Arthur Andersen & Co. will audit the books and records of the Company. The decision to change the Company's independent auditors from James
D. A. Holley & Co. to Arthur Andersen & Co. was made by the Company's Board of Directors on January 21, 1994. Arthur Andersen & Co. was engaged on April 5, 1994. During the periods in which James D. A. Holley & Co. audited the books and records of the Company, none of the reports issued by such firm on the financial statements of the Company contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with James
D. A. Holley & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" in the Registrant's Proxy Statement dated April 7, 1994, to be filed on or before April 7, 1994.

Item 11.  Executive Compensation

Incorporated herein by reference to the section entitled "Executive Compensation" in the Registrant's Proxy Statement dated April 7, 1994, to be filed on or before April 7, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the subsection entitled "Information Concerning Nominees" under the section entitled "Election of Directors", and "Principal Shareholders" in the Registrant's Proxy Statement dated April 7, 1994, to be filed on or before April 7, 1994.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Compensation Committee Interlocks and Insider Participation" under the section entitled "Executive Compensation" in the Registrant's Proxy Statement dated April 7, 1994, to be filed on or before April 7, 1994.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBITS

3(a) Articles of Incorporation, As Amended, of Capital City Bank Group, Inc., were filed as Exhibit 3(a) to the Registrant's Form S-14 filed on August 26, 1983 (File No. 2-86158), and are incorporated herein by reference.

3(b) Capital City Bank Group, Inc.'s By-Laws, As Amended are incorporated herein by reference to Exhibit 3(b) of the Company's 1983 Form 10-K (File No. 2-86158).

10(a) Reorganization Agreement and Plan of Merger among Capital City Bank Group, Inc., Capital City First National Bank of Tallahassee, Capital City Second National Bank, Industrial National Bank, City National Bank, Havana State Bank and First National Bank of Jefferson County dated as of May 16, 1983, is incorporated herein by reference to Registrant's Rule 424(b) Prospectus/Joint Proxy Statement used in connection with Registration Statement No. 2-86158.

10(b) Master Note and Loan and Security Agreement evidencing a line of credit between Registrant and The First National Bank of Atlanta, Georgia, (now "Wachovia Bank of Georgia") dated December 22, 1989 is incorporated herein by reference to Exhibit A in Registrant's Form 8-K dated December 19, 1989.

10(c) Amendment to Master Note and Loan and Security Agreement in item 10(b) above, dated January 24, 1992, is incorporated herein by reference to Exhibit B in Registrant's Form 10-K dated March 29, 1993.

10(d) Promissory Note and Pledge and Security Agreement evidencing a line of credit between Registrant and Trust Company Bank, Atlanta, Georgia, dated January 24, 1992, is incorporated herein by reference to Exhibit B in Registrant's Form 10-K dated March 29, 1993.

16 Letter Regarding Change in Certifying Accountant

22 For a listing of Capital City Bank Group's subsidiaries see Item I

23 (a) Report of Independent Accountants

FINANCIAL STATEMENT SCHEDULES

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

REPORTS ON FORM 8-K

Capital City Bank Group, Inc. ("CCBG") filed no Form 8-K during the fourth quarter of 1993.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 15, 1994, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ Godfrey Smith
President
(Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 1994, by the following persons in the capacities indicated.

/s/ GODFREY SMITH
Godfrey Smith
President
(Principal Executive Officer)


/s/ J. KIMBROUGH DAVIS
J. Kimbrough Davis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


Directors:

/s/ DuBose Ausley

/s/ Thomas A. Barron

/s/ Payne H. Midyette, Jr.

/s/ Godfrey Smith

/s/ William G. Smith, Jr.