Form 10-Q
period 1994-03-31
CAPITAL CITY BANK GROUP INC
filed 1994-05-12
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
March 31, 1994                               Commission File Number  0-13358



CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)



         Florida                                         59 2273542
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida                       32301
   (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:
(904) 224-1171


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes __X___ No _____


At April 30, 1994, 2,845,715 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.



I N D E X



PART I. FINANCIAL INFORMATION                                    PAGE NUMBER


Consolidated Statements of Condition --
March 31, 1994 and December 31, 1993                                  3

Consolidated Statements of Income --
Three Months Ended March 31, 1994                                     4
and 1993

Consolidated Statements of Cash Flows --
Three Months Ended March 31, 1994
and 1993                                                              5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         8



PART II. OTHER INFORMATION


Index to Exhibits                                                    14

Signatures                                                           14

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 1994 AND DECEMBER 31, 1993
(Dollars In Thousands, Except Per Share Amounts)

                                           March 31,            December 31,
                                             1994                   1993
                                          (Unaudited)            (Audited)
ASSETS
Cash & Due From Banks                      $58,485                 $56,665
Interest Bearing Deposits at Banks             603                   1,257
Investment Securities, Market Value
   $218,714 and $221,274 as of
   March 31, 1994 and December 31,
   1993, respectively (Note 2)             219,835                 218,623
Federal Funds Sold                          47,870                  55,970

Loans: (Note 3)                            400,233                 406,567
  Unearned Interest                         (6,453)                 (7,143)
  Allowance for Loan Losses                 (7,770)                 (7,594)
     Loans, Net                            386,010                 391,830

Premises & Equipment                        21,829                  20,820
Accrued Interest Receivable                  5,380                   5,467
Intangible Assets                            1,628                   1,719
Other Assets                                 8,152                   9,984
    TOTAL ASSETS                          $749,792                $762,335

LIABILITIES
Deposits:
  Noninterest Bearing Deposits            $165,138                $171,985
  Interest Bearing Deposits (Note 4)       493,722                 490,760
      Total Deposits                       658,860                 662,745

Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements         14,907                  23,264
Other Short-Term Borrowings                  l,000                   1,202
Long-Term Debt                               1,400                   1,900
Other Liabilities                            4,255                   6,084
      TOTAL LIABILITIES                    680,422                 695,195

SHAREHOLDERS' EQUITY
Common Stock,  $.01 Par  Value;
   4,000,000 shares authorized;
   3,105,243 issued                             31                     31

Surplus                                      5,852                  5,857
Unrealized Gains and Losses                  (177)                      -
Retained Earnings                           70,103                 67,753
                                            75,809                 73,641
Treasury Stock: 253,709 shares at
   March 31, 1994 and 255,927 at
   December 31, 1993                        (6,439)                (6,501)
     TOTAL SHAREHOLDERS' EQUITY             69,370                 67,140
     TOTAL LIABILITIES & SHAREHOLDERS'
                 EQUITY                   $749,792               $762,335
Book Value Per Share                        $24.33                 $23.56

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED MARCH 31
(Dollars in Thousands, Except Per Share Amounts)
                                                  1994                1993
                                                Unaudited           Unaudited
INTEREST INCOME
Interest and Fees on Loans                       $8,271              $7,961
Investment Securities:
     U. S. Treasury                                 942               1,448
     U. S. Government Agencies/Corp.                843                 397
     States and Political Subdivisions              882                 846
     Other Securities                                80                  54
  Interest on Deposits in Other Banks                 9                  28
  Federal Funds Sold                                375                 517
          Total Interest Income                  11,402              11,251

INTEREST EXPENSE
  Deposits                                        3,303               3,660
  Fed. Funds Purchased & Securities
     Sold Under Repurchase Agreements               143                 133
  Long-Term Borrowings                               20                  20
  Other Short-Term Debt                               6                   7
          Total Interest Expense                  3,472               3,820

Net Interest Income                               7,930               7,431
Provision for Loan Losses                           330                 371
Net Interest Income After Provision for
  Loan Losses                                     7,600               7,060

NONINTEREST INCOME
 Income from Fiduciary Activities                   191                 177
 Service Charges on Deposit Accounts              1,303               1,377
 Data Processing                                    593                 542
 Securities Transactions                             (1)                  8
 Other                                            1,461                 731
      Total Noninterest Income                    3,547               2,835

NONINTEREST EXPENSE
  Salaries and Employee Benefits                  4,252               3,893
  Occupancy, Net                                    554                 488
  Furniture and Equipment                           680                 697
  Other                                           2,413               2,105
      Total Noninterest Expense                   7,899               7,183

Income Before Income Tax and Accounting Change    3,248               2,712
Income Tax Expense                                  898                 736
Income Before Accounting Change                   2,350               1,976
Cumulative Effect of a Change in Accounting
     Principle                                        -                (484)

NET INCOME                                       $2,350              $1,492
Net Income Per Share Before Accounting Change    $  .82              $  .68

Net Income Per Share                             $  .82              $  .51

Cash Dividends Per Share                             --                  --

Average Shares Outstanding                    2,851,016           2,925,845

CAPITAL CITY BANK GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31
(Dollars in Thousands)

                                                1994            1993
                                             (Unaudited)     (Unaudited)

NET INCOME                                     $2,350          $l,492

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                       330             371
  Depreciation                                    421             446
  Amortization of Intangible Assets                91              66
  Cumulative Effect of Accounting Change           --             484
  Net (Increase) Decrease in Interest
    Receivable                                     87             (70)
  Net (Increase) Decrease in Other Assets       1,890             (58)
  Net Increase (Decrease) in Other
    Liabilities                                   304             654
Net Cash From Operating Activities              5,473           3,385

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities                      22,591          18,949
  Purchase of Investment Securities           (23,980)        (32,805)
  Net (Increase) Decrease in Loans              5,490           3,838
  Purchase of Premises & Equipment             (1,486)           (329)
  Sales of Premises & Equipment                    56               2
  Cash Acquired in Bank Acquisitions                -          28,811
Net Cash from Investing Activities              2,671          18,466

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits           (3,885)         (3,099)
 Net Increase (Decrease) in Federal
   Funds Purchased                             (8,357)          3,773
 Net Increase (Decrease) in Other Borrowed
   Funds                                         (202)             (5)
 Proceeds from Long-Term Debt                       -               -
 Repayment of Long-Term Debt                     (500)           (500)
 Dividends Paid                                (2,134)         (1,990)
 Sale (Purchase) of Treasury Stock                  -             (32)
Net Cash From Financing Activities            (15,078)         (1,853)

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (6,934)         19,998
Cash and Cash Equivalents at Beginning of
  Period                                      113,892         107,271
Cash and Cash Equivalents at End of Period   $106,958        $127,269

Supplemental Disclosure:
  Interest Paid                              $  3,414        $  3,744
  Taxes Paid                                 $      -        $      -

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

     The consolidated financial statements, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation.

     In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

     The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1993 Annual Report and Form 10K.

(2) INVESTMENT SECURITIES

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") and management transferred approximately 30% of the Company's portfolio to the "Available-for-Sale" category. Securities transferred to the Available-for-Sale category on the date the statement was adopted are as follows:


                                          Amortized Cost

U. S. Treasury                              $31,364,293
U. S. Government Agencies and Corporations    6,246,822
States & Political Subdivisions              20,853,825
Mortgage Backed Securities                    3,842,192
Other Securities                                500,000
    Total Available for Sale                $62,807,132

Securities in this category are recorded at fair value with unrealized gains and losses, net of deferred taxes, reported as a separate component of equity capital. At the time the new accounting standard was adopted the Company recorded an unrealized gain, net of deferred taxes, of $847,000. As a result of rising interest rates, the Company had an unrealized loss of $176,675 at March 31, 1994.


Prior to 1994, all securities were held for investment and carried at amortized cost. It is not management's intention nor practice to participate in the trading of securities and sales of securities have been minimal. With the recent change in accounting standards, management felt it was prudent to transfer a portion of its investment portfolio to the available-for-sale category in order to properly manage its liquidity position and interest rate risk. Securities in the available-for-sale portfolio will be recorded at fair value while securities in the held-to-maturity portfolio will continue to be carried at amortized costs.

The carrying value and related market value of investment securities in the held-to-maturity and available-for-sale portfolios at March 31, 1994 and the held-for-investment portfolio at March 31, 1993 were as follows (dollars in thousands):


                                              March 31, 1994
                                  Amortized  Unrealized  Unrealized   Market
Held-To-Maturity                    Cost       Gains       Losses     Value

U. S. Treasury                    $ 71,878     $   85     $  543    $ 71,420
U. S. Government Agencies
  and Corporations                  21,572        100        389      21,283
States and Political Subdivisions   51,797        601        958      51,440
Mortgage Backed Securities           3,483         10         32       3,461
Other Securities                     3,771         11          7       3,775
     Total                        $152,501     $  807     $l,929    $151,379



                                              March 31, 1994
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses     Value

U. S. Treasury                    $ 32,746      $ 133       $120     $32,759
U. S. Government Agencies
  and Corporations                   7,077          6        158       6,925
States and Political Subdivisions   22,025        317        425      21,917
Mortgage Backed Securities           3,788         43          2       3,829
Other Securities                     1,890         14          -       1,904
     Total                        $ 67,526      $ 513       $705     $67,334



                                                December 31, 1993
                                  Amortized  Unrealized  Unrealized   Market
Held-For-Investment                 Cost        Gains       Losses     Value

U. S. Treasury                   $ 111,233     $   578      $   88  $111,723
U. S. Government Agencies
  and Corporations                  26,811         185          76    26,920
States and Political
  Subdivisions                      67,070       1,991         112    68,949
Mortgage Backed Securities           8,504         135           6     8,633
Other Securities                     5,005          48           4     5,049
     Total                        $218,623    $  2,937      $   286 $221,274




(3) LOANS

The composition of the Company's loan portfolio at March 31, 1994 and December 31, 1993 was as follows (dollars in thousands):

                                     March 31, 1994    December 31, 1993

Commercial, Financial
  and Agricultural                     $ 40,005            $ 46,963
Real Estate-Construction                 22,705              22,968
Real Estate-Mortgage                    248,712             242,741
Consumer                                 88,811              93,895
   Gross Loans                         $400,233            $406,567


(4) DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 1994 and December 31, 1993 was as follows (dollars in thousands):

                                     March 31, 1994    December 31, 1993

NOW Accounts                           $ 96,848            $100,184
Money Market Accounts                    79,969              77,302
Savings Deposit                         113,441             110,128
Other Time Deposits                     203,464             203,146
  Total Interest Bearing Deposits      $493,722            $490,760


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the accompanying financial statements. The year-to-date averages used in this report are based on daily balances for each respective period.

RESULTS OF OPERATIONS


Net Income

Net income was $2.3 million, or $.82 per share for the first quarter of 1994, a per share increase of 60.8% over the $1.5 million, or $.51 per share for the
comparable period in 1993.   A one-time, non-cash charge of $484,000, or $.17
per share, associated with the adoption of Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes") was recognized in the first quarter of 1993. Excluding this adjustment, the Company earned $2.0 million or $.68 per share. Other factors which impacted earnings include higher net interest income, gains on the sale of real estate and higher noninterest expense. Condensed statements of income for the respective periods are presented below (dollars in thousands):

                                 For The Three Months Ended March  31,
                                       1994                 1993

Interest and Dividend Income         $11,402               $11,251
Taxable Equivalent Adjustment(1)         420                   423
                                      11,822                11,674
Interest Expense                       3,472                 3,820
Net Interest Income (FTE)              8,350                 7,854
Provision for Loan Losses                330                   371

Taxable Equivalent Adjustment            420                   423
Net Int. Inc. After Provision          7,600                 7,060
Noninterest Income                     3,547                 2,835
Noninterest Expense                    7,899                 7,183
Income Before Income Taxes and
  Accounting Change                    3,248                 2,712
Income Taxes                             898                   736
Income Before Accounting Change        2,350                 1,976
Cumulative Effect of Accounting
  Change                                   -                  (484)
Net Income                           $ 2,350               $ 1,492
Percent Change
   Before Accounting Change            18.93%               (4.50%)
   After Accounting Change             57.51%              (27.89%)
Return on Average Assets (2)
   Before Accounting Change             1.28%                1.15%
   After Accounting Change              1.28%                 .87%
Return on Average Equity (2)
   Before Accounting Change            13.90%               12.52%
   After Accounting Change             13.90%                9.46%

(1) Computed using a statutory tax rate of 34%
(2) Annualized

Net Interest Income

First quarter taxable equivalent net interest income increased $496,000, or 6.3%, over the same period for 1993. The increase is attributable to the growth in earning assets and improvement in the interest rate spread. Table 1 on page 14 provides a comparative analysis of the Company's average balances and interest rates.

Taxable-equivalent interest income increased $148,000, or 1.3%, due to growth in earning assets and a slight improvement in the mix. Average earning assets increased $38.0 million over the first quarter of 1993 due primarily to acquisitions which were consummated in March of 1993. Interest income generated through asset growth was partially offset by lower yields on earning assets.
The average yield declined 34 basis points from 7.54% in the first quarter of 1993 to 7.20% in the first quarter of 1994. Although rates began to rise in the first quarter of 1994, the lower yield reflects the general decline in interest rates in recent years.

Interest expense declined $348,000, or 9.1%, due to a 47 basis point decline in the average rate paid on interest bearing liabilities which fell from 3.19% in the first quarter of 1993 to 2.72% in the first quarter of 1994. The reduction in average rate paid is attributable to lower interest rates and a slight shift in the deposit mix. Certificates of deposits, which generally represent a higher cost of funds than other deposit instruments, declined as a percent of average deposits from 33.6% in the first quarter of 1993 to 32.1% in the first quarter of 1994, while noninterest bearing deposits increased from 22.9% to 23.6%. This shift in mix helped to reduce the overall cost of funds.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.35% in the first quarter of 1993 to 4.48% in the comparable quarter for 1994. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) increased from 5.05% in the first quarter of 1993 to 5.08% in 1994. In the current interest rate environment, it will be difficult for management to maintain these relatively strong margins.

Provisions for Loan Losses

The provision for loan losses for the three months ended March 31, 1994, was $330,000 versus $371,000 for the first quarter of 1993. The provision of $330,000 exceeded net charge-offs of $154,000 and increased the reserve to $7.8 million, or l.97%, of total loans at March 31, 1994. Charge-off activity for the respective periods is set forth below.

                                                      Three Months Ended
                                                   1994                1993

Net Charge-Offs                                    $154,000          $232,000

Net Charge-Offs (Annualized) as a percent
  of Average Loans Outstanding, Net of Unearned
  Interest                                             .16%              .26%


Noninterest Income

Noninterest income increased $712,000, or 25.1%, over the first quarter of 1993. A majority of the increase is attributable to gains on the sale of real estate and mortgage origination fees. During the first quarter, the Company recognized gains, primarily from the sale of other real estate, totalling $340,000 which represented a $334,000 increase over the comparable period for 1993. Mortgage origination fees increased $108,000, or 70.4%, on an increase in mortgage origination volume of $7.1 million, or 86.1%. Credit card merchant fees were up $80,000, or 29.4%, reflecting an increase in the number of accounts and higher volume.

Service charges on deposit accounts declined $74,000, or 5.4%, which is a continuation of the decline experienced during 1993. The decline in service charge income reflects a decrease in number of accounts, primarily transaction accounts, and a lower level of activity subject to service charge assessments.

Noninterest income as a percent of average earning assets was 2.2% for the first quarter of 1994 versus 1.8% for the comparable quarter in 1993.

Noninterest Expense

Noninterest expense in the first quarter of 1994 increased $716,000, or 10.0%, over the first quarter of 1993. Compensation expense increased $359,000, or 9.2%, reflecting additional personnel expense associated with the new branches acquired in March of 1993, an increase in commission-based pay tied to mortgage origination volume and higher pension expense. A revision in the Plan's rate assumptions to reflect the lower level of interest rates contributed to the overall increase in pension expense.

Occupancy expense, including premises, furniture, fixtures and equipment increased $49,000, or 4.l%. The increase attributable to the new branch facilities was partially offset by a reduction in depreciation as certain pieces of data processing equipment have become fully depreciated. With the recent renovation of First National's main facility and purchase of an operations center, which is expected to go on line in the third quarter, management is projecting an increase in depreciation expense during the latter part of 1994.


Other noninterest expense increased $308,000 or 14.6%. A significant portion of the increase is attributable to the operation of the new branches.

Additionally, commission and service fees were up substantially due to higher costs associated with credit card processing.

Net noninterest expense (noninterest income minus noninterest expense) as a percent of average earning assets was 2.65% in the first quarter of 1994 versus 2.81% for the first quarter of 1993. The decrease in this percentage is primarily attributable to nonrecurring gains recognized during the first quarter of 1994.


Income Taxes

The provision for income taxes increased $162,000, or 22.0%, over the first quarter of 1993. The increase in the provision is attributable to higher taxable income. The Company's effective tax rate for the first quarter of 1994 was 27.6% compared to 27.1% for the same quarter in 1993.

During the first quarter of 1993, he Company adopted Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes", which changed the accounting for income taxes to the "liability" method from the "deferral" method previously required by Accounting Principals Board Opinion No. 11. A tax expense of $484,000 resulting from the cumulative effect of adopting this new standard is included in net income for the first quarter of 1993.


FINANCIAL CONDITION

The Company's average assets increased to $745.9 million in the first quarter of 1994 from $695.7 million in the first quarter of 1993. Average earning assets were $665.0 million for the three months ended March 31, 1994 versus $627.0 million for the comparable quarter of 1993. Relative to the first quarter of 1993, average loans and investments have increased while balances in federal funds sold have declined. Average loans are up $30.1 million, or 8.3%, of which approximately $12.0 million is attributable to loans purchased in conjunction with branch acquisitions. U.S. Government securities increased $23.8 million, or 18.4%, while municipal securities increased $13.4 million, or 22.9%. The increase in municipal securities reflects a more favorable tax-exempt market and an opportunity to extend maturities. Growth in earning assets has been funded through branch acquisitions which were consummated during the first quarter of 1993. Table I on page 14, presents average balances for the first quarter of 1994 and 1993.


During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). To Afford greater flexibility in managing the portfolio, management transferred approximately 30% of the portfolio to the "Available-for-Sale" category. The available-for-sale securities portfolio will enable the Company to better manage its liquidity position and interest rate risk without adversely affecting the classification of securities in the "Held-to-Maturity" portfolio, which are recorded at amortized costs. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses, net of deferred taxes, reported as a separate component of equity capital. See
Note 2 in Notes to Consolidated Financial Statements for further discussion.

At March 31, 1994, the Company's nonperforming loans were $9.2 million versus $9.4 million at year-end and $10.3 million at March 31, 1993. As a percentage of nonperforming loans, the allowance for loan losses represented 84.7% at March 31, 1994 versus 80.6% at December 31, 1993 and 74.8% at March 31, 1993.
Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $2.3 million at March 31, 1994, versus $3.5 million at December 31, 1993, and $4.1 million at March 31, 1993.

Average deposits increased from $602.7 million for the first quarter of 1993, to $647.8 million for the first quarter of 1994. Relative to the first quarter of 1993, the most significant deposit growth has been noninterest bearing and NOW accounts. Average noninterest bearing deposits have increased $14.5 million, or 10.5%, and NOW accounts have increased $22.8 million, or 30.6%. The lower interest rate environment has reduced the incentive for depositors to invest in longer term, fixed rate deposits, thereby leaving higher balances in transaction accounts.

The ratio of average noninterest bearing deposits to total deposits was 23.6% for the first quarter of 1994 compared to 22.9% for the first quarter of 1993. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.0%.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally the Parent Company maintains two $6.0 million revolving lines of credit. As of March 31, 1994, there was $1.4 million drawn under the two facilities, leaving available credit of $10.6 million.

The Company's equity capital was $69.4 million as of March 31, 1994 compared to $67.1 million as of December 31, 1993. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.0% at March 31, 1994 versus 8.6% at December 31, 1993. Further, the Company's risk-adjusted capital ratio of l7.2% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its Group banks. At March 31, 1994, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

During the first three months of 1994, shareholders' equity increased $2.2 million, or 13.3%, on an annualized basis. At March 31, 1994, the Company's common stock had a book value of $24.33 per share compared to $23.56 at December 31, 1993. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 253,709 shares of its common stock, net of shares subsequently reissued. In the first quarter of 1994, there were no shares repurchased and 2,218 treasury shares were reissued as performance awards in accordance with the Company's Stock Incentive Plan.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                            1994                                   1993
                                   Average             Average           Average            Average
                                   Balance   Interest    Rate            Balance  Interest    Rate

ASSETS

Loans, Net of Unearned Interest    $391,625    $8,276     8.57%          $361,538   $7,967     8.94%
Taxable Investment Securities       152,926     1,865     4.94%           129,170    l,899     5.96%
Tax-Exempt Investment Securities     71,959     1,297     7.21%            58,548    1,263     8.63%
Funds Sold                           48,531       384     3.21%            77,785      545     2.84%
   Total Earning Assets             665,041    11,822     7.20%           627,041   11,674     7.54%
Cash & Due From Banks                50,248                                45,222
Allowance for Loan Losses           (7,691)                               (7,818)
Other Assets                         38,256                                31,290
     TOTAL ASSETS                  $745,854                              $695,735

LIABILITIES
NOW Accounts                        97,325       429      1.79%            74,540      413     2.33%
Money Market Accounts               79,038       387      1.98%            73,227      435     2.49%
Savings Accounts                   110,933       656      2.40%           114,376      849     3.01%
Other Time Deposits                207,901     1,831      3.57%           202,470    1,963     3.93%
   Total Int. Bearing Deposits     495,197     3,303      2.70%           464,613    3,660     3.22%
Funds Purchased                     20,483       143      2.84%            21,414      133     2.51%
Other Borrowed Funds                 1,099         6      2.33%             1,347        7     2.00%
Long-Term Debt                       1,858        20      4.29%             1,917       20     4.23%
   Total Int. Bearing Liabilities  518,637     3,472      2.72%           489,291    3,820     3.19%
Noninterest Bearing Deposits       152,593                                138,086
Other Liabilities                    6,053                                  4,378
     TOTAL LIABILITIES             677,283                                631,755

SHAREHOLDERS' EQUITY
Common Stock                            31                                     31
Surplus                              5,854                                  5,857
Retained Earnings                   62,686                                 58,092
     TOTAL S'HOLDERS' EQUITY        68,571                                 63,980
     TOTAL LIAB. & EQUITY         $745,854                               $695,735
Interest Rate Spread                                       4.48%                               4.35%
Net interest Income                           $8,350                                $7,854
Net Interest Margin                                        5.08%                               5.05%
1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately
$391,000 and $335,000, for the three months ended March 31, 1994 and 1993, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

PART II.  OTHER INFORMATION

Items 1-5.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    Not applicable

(B) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the period ended March 31, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


By:___________________________
   J. Kimbrough Davis
   Senior Vice President and
   Chief  Financial  Officer

Date:  May 12, 1994