Form 10-Q
period 1994-06-30
CAPITAL CITY BANK GROUP INC
filed 1994-08-10
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



                                      FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
June 30, 1994                                  Commission File Number  0-13358



          CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)



         Florida                                        59-2273542
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida                        32301
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

Yes __X___ No _____


At July 31, 1994, 2,845,815 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                             CAPITAL CITY BANK GROUP, INC.



I N D E X



PART I. FINANCIAL INFORMATION                                 PAGE NUMBER


Consolidated Statements of Condition --
June 30, 1994 and December 31, 1993                                  3

Consolidated Statements of Income --
Three and Six Months Ended June 30, 1994                             4
and 1993

Consolidated Statements of Cash Flows --
Six Months Ended June 30, 1994
and 1993                                                             6

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of
Financial Condition and Results of Operations                        9



PART II. OTHER INFORMATION


Index to Exhibits                                                   17

Signatures                                                          18

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF JUNE 30, 1994 AND DECEMBER 31, 1993
(Dollars In Thousands, Except Per Share Amounts)

                                           June 30,            December 31,
                                             1994                   1993
                                          (Unaudited)            (Audited)
ASSETS

Cash & Due From Banks                      $ 54,976                $56,665
Interest Bearing Deposits at Banks              100                  1,257
Investment Securities, Market Value
   $223,339 and $221,274 as of
   June 30, 1994 and December 31,
   1993, Respectively (Note 2)              226,119                218,623
Federal Funds Sold                           38,925                 55,970

Loans: (Note 3)                             416,802                406,567
  Unearned Interest                          (6,091)                (7,143)
  Allowance for Loan Losses                  (7,561)                (7,594)
     Loans, Net                             403,150                391,830

Premises & Equipment                         22,489                 20,820
Accrued Interest Receivable                   5,603                  5,467
Intangible Assets                             1,536                  1,719
Other Assets                                  9,281                  9,984
    TOTAL ASSETS                           $762,179               $762,335

LIABILITIES

Deposits:
  Noninterest Bearing Deposits              156,634               $171,985
  Interest Bearing Deposits (Note 4)        510,096                490,760
      Total Deposits                        666,730                662,745
Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements          18,460                 23,264
Other Short-Term Borrowings                   1,000                  1,202
Long-Term Debt                                  900                  1,900
Other Liabilities                             4,129                  6,084
      TOTAL LIABILITIES                     691,219                695,195

SHAREHOLDERS' EQUITY
Common Stock,  $.01 Par  Value;
   4,000,000 shares authorized;
   3,105,243 issued                              31                     31
Surplus                                       5,852                  5,857
Unrealized Gains and Losses                    (512)                     -
Retained Earnings                            72,177                 67,753
                                             77,548                 73,641
Treasury Stock: 259,428 shares at
   June 30, 1994 and 255,927 at
   December 31, 1993                         (6,588)                (6,501)
     TOTAL SHAREHOLDERS' EQUITY              70,960                 67,140
     TOTAL LIABILITIES & SHAREHOLDERS'
                 EQUITY                     762,179               $762,335
Book Value Per Share                         $24.93                 $23.56

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30
(Dollars in Thousands, Except Per Share Amounts)
                                    THREE MONTHS ENDED JUNE    SIX  MONTHS ENDED JUNE
                                       1994          1993        1994        1993
INTEREST INCOME

Interest and Fees on Loans           $ 8,650        $8,430     $16,921     $16,391
Investment Securities:
   U. S. Treasury                      1,265         1,432       2,555       2,880
   U. S. Government Agencies/Corp.       492           412         987         809
   States and Political Subdivisions     889           892       1,771       1,738
   Other Securities                       58            52         138         106
Interest on Deposits in Other Banks        7            25          16          53
Federal Funds Sold                       428           467         803         984
       Total Interest Income          11,789        11,710      23,191      22,961

INTEREST EXPENSE

Deposits                               3,351         3,619       6,654       7,279
Fed. Funds Purchased & Securities        140           126         283         259
Sold Under Repurchase Agreements
Long-Term Borrowings                      15            17          35          37
Other Short-Term Debt                      8             5          14          12
       Total Interest Expense          3,514         3,767       6,986       7,587
Net Interest Income                    8,275         7,943      16,205      15,374
Provision for Loan Losses                329           114         659         485
Net Interest Income After Provision
  for Loan Losses                      7,946         7,829      15,546      14,889

NONINTEREST INCOME

Income from Fiduciary Activities         146           115        337          292
Service Charges on Deposit Accounts    1,365         l,434      2,668        2,811
Data Processing                          715           730      1,308        1,272
Securities Transactions                    5            (2)         4            6
Other                                  1,074           660      2,535        1,391
       Total Noninterest Income        3,305         2,937      6,852        5,772


NONINTEREST EXPENSE

Salaries and Employee Benefits         4,278         4,072      8,530        7,965
Occupancy, Net                           564           527      1,118        1,015
Furniture and Equipment                  698           714      1,378        1,411
Other                                  2,387         2,385      4,800        4,490
       Total Noninterest Expense       7,927         7,698     15,826       14,881

Income Before Income Tax and
  Accounting Change                    3,324         3,068      6,572        5,780
Income Tax Expense                       937           830      1,835        1,566
Income Before Accounting Change        2,387         2,238      4,737        4,214
Cumulative Effect of a Change in
  Accounting Principle                     -             -          -         (484)

NET INCOME                            $2,387        $2,238     $4,737       $3,730

Net Income Per Share Before
  Accounting Change                   $  .84       $   .76      $1.66        $1.44
Net Income Per Share                  $  .84       $   .76      $1.66        $1.27
Cash Dividends Per Share              $  .11       $   .10        .11        $ .10
Average Shares Outstanding         2,847,414     2,924,660  2,849,196    2,925,242
CAPITAL CITY BANK GROUP, INC.

STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30
(Dollars in Thousands)

                                                1994            1993
                                             (Unaudited)     (Unaudited)

NET INCOME                                    $ 4,737         $ 3,730

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                       659             485
  Depreciation                                    836             870
  Amortization of Intangible Assets               183             119
  Cumulative Effect of Accounting Change            -             484
  Net (Increase) Decrease in Interest
    Receivable                                   (135)           (232)
  Net (Increase) Decrease in Other Assets         697            (900)
  Net Increase (Decrease) in Other
    Liabilities                                  (136)            304
Net Cash From Operating Activities              6,841           4,860

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities                      40,032          36,432
  Purchase of Investment Securities           (48,040)        (63,034)
  Net (Increase) Decrease in Loans            (11,979)         (5,313)
  Purchase of Premises & Equipment             (2,560)           (971)
  Sales of Premises & Equipment                    55               5
  Cash Acquired in Bank Acquisitions                -          28,811
Net Cash from Investing Activities            (22,492)         (4,070)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits            3,986         (19,011)
 Net Increase (Decrease) in Federal
   Funds Purchased                             (4,804)          1,706
 Net Increase (Decrease) in Other Borrowed
   Funds                                         (202)            (10)
 Proceeds from Long-Term Debt                       -             200
 Repayment of Long-Term Debt                   (1,000)         (1,000)
 Dividends Paid                                (2,134)         (1,990)
 Sale (Purchase) of Treasury Stock                (86)            (57)
Net Cash From Financing Activities             (4,240)        (20,162)

Net Increase (Decrease) in Cash and
  Cash Equivalents                            (19,891)        (19,372)
Cash and Cash Equivalents at Beginning of
  Period                                      113,892         107,271
Cash and Cash Equivalents at End of Period    $94,001        $ 87,899

Supplemental Disclosure:
  Interest Paid                               $ 6,913        $  7,405
  Taxes Paid                                  $ 1,699        $  1,428

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

     In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1994 and December 31, 1993, and the results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993.

     The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1993 Annual Report and Form 10K.

(2) INVESTMENT SECURITIES

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities") and management transferred approximately 30% of the Company's portfolio to the "Available-for-Sale" category. Securities transferred to the Available-for-Sale category on the date the statement was adopted were as follows:

                                          Amortized Cost

U. S. Treasury                              $31,364,293
U. S. Government Agencies and Corporations    6,246,822
States & Political Subdivisions              20,853,825
Mortgage Backed Securities                    3,842,192
Other Securities                                500,000
    Total Available for Sale                $62,807,132

     Securities in this category are recorded at fair value with unrealized gains and losses, net of deferred taxes, reported as a separate component of equity capital. At the time the new accounting standard was adopted the Company recorded an unrealized gain, net of deferred taxes, of $847,000. As a result of rising interest rates, the Company had a net unrealized loss of $512,000 at June 30, 1994

     Prior to 1994, all securities were held for investment and carried at amortized cost. It is not management's intention nor practice to participate in the trading of securities and sales of securities have been minimal. With the recent change in accounting standards, management believes it is prudent to transfer a portion of its investment portfolio to the available-for-sale category in order to properly manage its liquidity position and interest rate risk. Securities in the available-for-sale portfolio will be recorded at fair value while securities in the held-to-maturity portfolio will continue to be carried at amortized cost.

     The carrying value and related market value of investment securities in the held-to-maturity and available-for-sale portfolios at June 30, 1994 and the held-for-investment portfolio at December 31, 1993 were as follows (dollars in thousands):

                                              June 30, 1994
                                  Amortized  Unrealized  Unrealized  Market
Held-To-Maturity                    Cost       Gains       Losses     Value

U. S. Treasury                    $ 85,904    $   32     $   999   $ 84,937
U.S. Government Agencies
  and Corporations                  24,546        16         821     23,741
States and Political Subdivisions   50,587       419       1,297     49,709
Mortgage Backed Securities           3,282         2         110      3,174
Other Securities                     3,046         1          23      3,024
     Total                        $167,365    $  470     $ 3,250   $164,585


                                              June 30, 1994
                                  Amortized  Unrealized  Unrealized  Market
Available-For-Sale                  Cost       Gains       Losses     Value

U. S. Treasury                    $  25,162   $   51     $   204    $25,009
U. S. Government Agencies
  and Corporations                    7,054       14         302      6,766
States and Political Subdivisions    22,282      221         585     21,918
Mortgage Backed Securities            3,151       17           3      3,165
Other Securities                      1,896        -           -      1,896

       Total                      $  59,545   $  303     $ 1,094  $  58,754



                                              December 31, 1993
                                 Amortized  Unrealized  Unrealized   Market
Held-For-Investment                Cost        Gains       Losses     Value

U. S. Treasury                   $111,233   $     578    $    88   $111,723
U.S. Government Agencies and
  Corporations                     26,811         185         76     26,920
States and Political
  Subdivisions                     67,070       1,991        112     68,949
Mortgage Backed Securities          8,504         135          6      8,633
Other Securities                    5,005          48          4      5,049
     Total                       $218,623   $   2,937    $   286   $221,274

(3) LOANS

     The composition of the Company's loan portfolio at June 30, 1994 and December 31, 1993 was as follows (dollars in thousands):

                                     June 30, 1994    December 31, 1993

Commercial, Financial
  and Agricultural                    $ 43,032             $ 46,963
Real Estate-Construction                24,982               22,968
Real Estate-Mortgage                   253,083              242,741
Consumer                                95,705               93,895
   Gross Loans                        $416,802             $406,567


(4) DEPOSITS

     The composition of the Company's interest bearing deposits at June 30, 1994 and December 31, 1993 was as follows (dollars in thousands):

                                     June 30, 1994    December 31, 1993

NOW Accounts                           $108,139            $100,184
Money Market Accounts                    74,999              77,302
Savings Deposit                         109,557             110,128
Other Time Deposits                     217,401             203,146
  Total Interest Bearing Deposits      $510,096            $490,760



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

RESULTS OF OPERATIONS

Net Income

     Net income was $2.4 million, or $.84 per share, for the second quarter of 1994, a 10.5% increase on a per share basis over the comparable period for 1993. Net income was $4.7 million, or $1.66 per share, for the six months ended June 30, 1994, a 30.7% increase on a per share basis over the comparable period in 1993. Earnings for the first half of 1993 included a one-time, non-cash charge of $484,000, or $.17 per share, attributable to the adoption of Financial Accounting Standards Statement No. 109. Other factors which impacted earnings include a higher net interest margin, gains on the sale of real estate and higher noninterest expense. Condensed statements of income for the respective periods are presented below:

                                   For The Three           For The Six
                                   Months  Ended           Months Ended
                                      June 30,                June 30,
                                  1994       1993          1994    1993

Interest and Dividend Income     $11,789  $11,710        $23,191  $22,961
Taxable Equivalent Adjustment(1)     433      404            853      827
                                  12,222   12,114         24,044   23,788
Interest Expense                   3,514    3,767          6,986    7,587
Net Interest Income (FTE)          8,708    8,347         17,058   16,201
Provision for Loan Losses            329      114            659      485
Taxable Equivalent Adjustment        433      404            853      827
Net Int. Inc. After Provision      7,946    7,829         15,546   14,889
Noninterest Income                 3,305    2,937          6,852    5,772
Noninterest Expense                7,927    7,698         15,826   14,881
Income Before Income Taxes and
  Cumulative Effect of a Change
  in Accounting Principle          3,324    3,068          6,572    5,780
Income Taxes                         937      830          1,835    1,566
Inc. Before Cumulative Effect of
   Change in Accounting Principle  2,387    2,238          4,737    4,214
Cumulative Effect of a Change in
   Accounting Principle                -        -              -     (484)
Net Income                        $2,387   $2,238         $4,737   $3,730

Percent Change
   Before Cumulative Adjustment     6.66%    6.67%         12.41%   1.13%
   After Cumulative Adjustment      6.66%    6.67%         27.00% (10.49%)

Return on Average Assets (2)
   Before Cumulative Adjustment     1.28%    1.24%          1.28%   1.19%
   After Cumulative Adjustment      1.28%    1.24%          1.28%   1.06%

Return on Average Equity (2)
   Before Cumulative Adjustment    13.81%   13.66%         13.87%  13.04%
   After Cumulative Adjustment     13.81%   13.66%         13.87%  11.64%

(1) Computed using a statutory tax rate of 34%
(2) Annualized


Net Interest Income

     Second quarter taxable equivalent net interest income increased $361,000, or 4.3% over the same period for 1993. Through June 30, 1994, taxable equivalent net interest income increased $857,000, or 5.3%, over the first half of 1993. The increase in each respective period is attributable to the growth in earning assets and improvement in the net interest margin. Table I on page 14 provides a comparative analysis of the Company's average balances and interest rates.

     As compared to the prior year, taxable-equivalent interest income increased $108,000, or .9%, and $256,000, or 1.1%, respectively, for the three and six month periods ended June 30, 1994. The increase in each period is due to the growth in earning assets, a significant portion of which is attributable to loan growth. Average earning assets for the first half of 1994 increased $29.0 million over the first half of 1993 due primarily to acquisitions which were consummated in March of 1993. Interest income generated through asset growth was partially offset by lower yields on earning assets. The average yield declined 17 and 25 basis points, respectively, for the three and six month periods ended June 30, 1994. Although rates began to rise in the first half of 1994, the lower yield reflects the general decline in interest rates in recent years.

     Interest expense declined $253,000, or 6.7%, and $601,000, or 7.9%, respectively, as compared to the three and six periods in 1993. This decrease is attributable to a 25 and 36 basis points decline in the average rate paid, reflecting the decline in interest rates during the latter half of 1993 and early 1994, and a shift in the mix of deposits. Noninterest bearing deposits and N.O.W. accounts gained as a percent of total deposits while the other, higher cost, categories declined. Relative to the first half of 1993, certificates of deposit as a percent of total deposits declined from 33.6% to 32.6%. In a rising interest rate environment, management anticipates this shift in mix may begin to reverse as depositors become more willing to invest in longer term, fixed rate instruments.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.42% in the first half of 1993 to 4.53% in 1994. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) increased from 5.10% in the first half of 1993 to 5.15% in 1994.


Provisions for Loan Losses

     The provision for loan losses was $329,000 and $659,000, respectively, for the three and six month periods ended June 30, 1994, compared to $114,000 and $485,000 for the comparable periods in 1993. As of June 30, 1994 and 1993, the reserve for loan losses totalled $7.6 million. Loan growth and higher net charge-offs combined to reduce the reserve level, as a percent of total loans, from 1.97% at June 30, 1993 to 1.84% at June 30, 1994. The significant increase in net charge-offs during the second quarter is primarily attributable to one credit. Charge-off activity for the respective periods is set forth below.


                              Three Months Ended          Six Months Ended
                              6/30/94    6/30/93         6/30/94    6/30/93

Net Charge-Offs              $538,000   $209,000        $692,000   $441,000

Net Charge-Offs (Annualized)
 as a percent of Average
  Loans Outstanding, Net of
 Unearned Interest                .54%      .22%            .35%       .24%

Noninterest Income

     Noninterest income increased $368,000, or 12.5%, and $1.1 million, or 18.7%, respectively, over the comparable three and six month periods for 1993.
A majority of the increase is attributable to gains on the sale of real estate, credit card merchant fees and mortgage origination fees. During the first half of 1994, the Company recognized gains, including gains from the sale of OREO and bank premises, totalling $548,000 which represented a $538,000 increase over the first half of 1993. While mortgage origination fees increased $72,000, or 19.8%, through the first six months, the Company experienced a net decrease of $35,000 during the second quarter due to lower origination volume. Origination volume during the second quarter declined $2.9 million, or 26.3%. Credit card merchant fees were up $302,000, or 64.7%, reflecting an increase in the number of accounts and higher volume. However, the increase was partially offset by a $176,000, or 68.9%, increase in credit card processing expense which is recorded in "Other" noninterest expense.

     Service charges on deposit accounts declined $69,000, or 4.8%, and $143,000, or 5.1%, over the comparable three and six month periods for 1993.
The decline in service charge income reflects a decrease in number of accounts, primarily transaction accounts, and a lower level of activity subject to service charge assessments.

     Noninterest income as a percent of average earning assets was 2.1% for the first half of 1994 versus 1.8% for the comparable quarter in 1993.


Noninterest Expense

     Noninterest expense increased $229,000, or 3.0%, and $945,000, or 6.3%, respectively, over the comparable three and six month periods in 1993. Through the first six months, compensation expense increased $565,000, or 7.1%, reflecting additional personnel expense associated with the new branches acquired in March of 1993, an increase in commission-based pay tied to mortgage origination volume and higher pension expense. The pension plan's rate assumptions were revised to reflect the lower level of interest rates. The revisions in assumptions contributed to the overall increase in pension expense which is up $120,000, or 36.7%, through the first six months.

     Occupancy expense, including premises, furniture, fixtures and equipment is up just slightly over 1993. The increases attributable to the new branch facilities which were added in March 1993 were partially offset by a reduction in depreciation expense as certain pieces of data processing equipment have become fully depreciated. With the recent renovation of First National's main facility and purchase of an operations center which is expected to go on line in the third quarter, management is projecting an increase in occupancy expense during the latter part of 1994.

     Other noninterest expense increased $310,000, or 6.9%, during the first six months of 1994, a majority of which was realized in the first quarter. A significant portion of the increase is attributable to items such as printing and supplies, telephone, postage and the amortization of intangibles which are associated with the operation of the branches acquired in March of 1993. Additionally, commission and service fees were up $176,000 due to higher costs associated with credit card processing.

     Annualized net noninterest expense (noninterest income minus noninterest expense) as a percent of average earning assets was 2.71% in the first half of 1994 versus 2.87% for the first half of 1993. The decrease in this percentage is primarily attributable to nonrecurring gains recognized during the first half of 1994.

Income Taxes

     The provision for income taxes increased $107,000, or 12.9%, during the second quarter and $269,000, or 17.2%, during the first six months of 1994. The increase in the provision is attributable to higher taxable income. The Company's effective tax rate for the first half of 1994 was 27.9% compared to 27.1% for the same period in 1993.

     During the first quarter of 1993, he Company adopted Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes", which changed the accounting for income taxes to the "liability" method from the "deferral" method previously required by Accounting Principals Board Opinion No. 11. A tax expense of $484,000 resulting from the cumulative effect of adopting this new standard is included in net income for the first half of 1993.


FINANCIAL CONDITION

     The Company's average assets increased to $746.4 million in the first half of 1994 from $709.5 million in the first half of 1993. Average earning assets were $668.4 million for the six months ended June 30, 1994 versus $639.4 million for the comparable period in 1993. Relative to 1993, average loans and investments have increased while balances in federal funds sold have declined. Average loans are up $26.2 million, or 7.1%, of which a portion is attributable to loans purchased in conjunction with branch acquisitions. U.S. Government securities increased $14.6 million, or 10.7%, while municipal securities increased $10.7 million, or 17.3%. The increase in municipal securities reflects a more favorable tax-exempt market and an opportunity to extend maturities. Growth in earning assets has been funded through branch acquisitions which were consummated during the first quarter of 1993. Table I on page 14, presents average balances for the three and six month periods of 1994 and 1993.

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

     At June 30, 1994, the Company's nonperforming loans were $8.7 million versus $9.4 million at year-end and $11.1 million at June 30, 1993. As a percent of nonperforming loans, the allowance for loan losses represented 87.4% at June 30, 1994 versus 80.6% at December 31, 1993 and 68.7% at June 30, 1993.
Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $2.2 million at June 30, 1994, versus $3.5 million at December 31, 1993, and $4.0 million at June 30, 1993.

     Average deposits increased from $617.8 million for the first half of 1993, to $650.8 million for the first half of 1994. Relative to the first half of 1993, the most significant deposit growth has been in the categories of noninterest bearing and NOW accounts. Average noninterest bearing deposits have increased $12.7 million, or 9.0%, and NOW accounts have increased $20.6 million, or 27.4%. The lower interest rate environment in recent years has reduced the incentive for depositors to invest in longer term, fixed rate deposits, thereby leaving higher balances in transaction accounts. As interest rates rose during the second quarter, the Company experienced growth in its certificates of deposit reflecting the more attractive rates.

     The ratio of average noninterest bearing deposits to total deposits was 23.7% for the first half of 1994 compared to 22.9% for the first half of 1993. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 77.4% and 78.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the "Available for Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains two $6.0 million revolving lines of credit. As of June 30, 1994, there was $900,000 drawn under the two facilities, leaving available credit of $11.1 million.

     The Company's equity capital was $71.0 million as of June 30, 1994 compared to $67.1 million as of December 31, 1993. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.1% at June 30, 1994 versus 8.6% at December 31, 1993. Further, the Company's risk-adjusted capital ratio of 16.7% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

     State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 1994, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

     During the first six months of 1994, shareholders' equity increased $3.8 million, or 11.4%, on an annualized basis. At June 30, 1994, the Company's common stock had a book value of $24.93 per share compared to $23.56 at December 31, 1993. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 259,428 shares of its common stock, net of shares subsequently reissued. In the first half of 1994, 5,819 shares were repurchased and 2,318 treasury shares were reissued as performance awards in accordance with the Company's Stock Incentive Plan.

AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                      FOR THREE MONTHS ENDED JUNE 30                   FOR SIX MONTHS ENDED JUNE 30
                                       1994                  1993                       1994                  1993

                                Balance Interest Rate  Balance Interest  Rate    Balance Interest  Rate  Balance  Interest Rate
ASSETS

Loans, Net of Unearned Interest $400,665 $ 8,655 8.66% $379,394 $8,437  8.92%    $397,076 $16,931 8.60%  $370,913 $16,405  8.92%

Taxable Investment Securities    150,495   1,815 4.89%  140,836  1,897  5.46%     151,790   3,680 4.91%   137,168   3,794  5.61%
Tax-Exempt Investment Securities  72,772   1,317 7.24%   64,782  1,289  7.96%      72,740   2,614 7.19%    62,017   2,552  8.23%
Funds Sold                        47,839     435 3.65%   65,923    491  3.09%      46,805     819 3.53%    69,320   1,037  3.06%
   Total Earning Assets          671,771  12,222 7.31%  650,935 12,114  7.48%     668,411  24,044 7.25%   639,418  23,788  7.50%
Cash & Due From Banks             46,484                 46,296                    47,679                  46,051
Allowance for Loan Losses         (7,858)                (7,895)                   (7,779)                 (7,861)
Other Assets                      37,042                 32,884                    38,134                  31,930
      TOTAL ASSETS              $747,439               $722,220                  $746,445                $709,538

LIABILITIES

NOW Accounts                    $ 95,337     429 1.80%  $76,443 $  391  2.05%    $ 95,964     857  1.80% $ 75,317 $  805   2.19%
Money Market Accounts             76,506     402 2.11%   82,522    477  2.32%      77,821     789  2.04%   78,031    912   2.40%
Savings Accounts                 110,814     662 2.40%  115,865    728  2.52%     110,792   1,319  2.40%  115,399  1,577   2.76%
Other Time Deposits              214,474   1,858 3.47%  212,169  2,022  3.82%     211,942   3,689  3.51%  207,437  3,985   3.87%
   Total Int. Bearing Deposits   497,131   3,351 2.70%  486,999  3,618  2.98%     496,519   6,654  2.70%  476,184  7,279   3.09%
Funds Purchased                   16,137     140 3.47%   18,347    126  2.76%      18,511     283  3.08%   19,872    259   2.63%
Other Borrowed Funds                 900       8 3.38%    1,036      6  2.19%         985      14  2.85%    1,191     12   2.12%
Long-Term Debt                     1,372      15 4.44%    1,500     17  4.50%       1,629      35  4.31%    1,796     37   4.13%
   Total Interest Bearing
      Liabilities                515,540   3,514 2.73%  507,882  3,767  2.98%     517,644   6,986  2.72%  499,043  7,587   3.08%
Noninterest Bearing Deposits     157,902                144,593                   154,290                 141,571
Other Liabilities                  4,666                  4,042                     5,662                   4,298
     TOTAL LIABILITIES          $678,108               $656,517                   677,596                $644,912


SHAREHOLDERS' EQUITY
Common Stock                          31                     31                        31                      31
Surplus                            5,852                  5,857                     5,853                   5,858
Retained Earnings                 63,448                 59,815                    62,965                  58,737
     TOTAL S'HOLDERS' EQUITY      69,331                 65,703                    68,849                  64,626
     TOTAL LIAB. & EQUITY       $747,439               $722,220                  $746,445                $709,538
Interest Rate Spread                             4.58%                 4.50%                       4.53%                  4.42%
Net interest Income                       $8,708                $8,347                    $17,058                $16,201
Net Interest Margin                              5.21%                 5.15%                       5.15%                  5.10%

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $398,000 and $789,000, for the six months ended June 30, 1994 $369,000 and $704,000, for the three and six months periods ended June 30, 1993.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

PART II.  OTHER INFORMATION


Items 1-3.

Not applicable


Item 4.

     The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 27, 1994. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring in 1995. These individuals served as the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

                                    Number of Votes Cast
                                         Against/      Abstentions/
                            For          Withheld      Broker Non-Votes

Dubose Ausley            2,511,477         803                0
Thomas A. Barron         2,511,477         803                0
Payne H. Midyette, Jr.   2,511,677         603                0
Godfrey Smith            2,511,677         603                0
William G. Smith, Jr.    2,511,677         603                0

2. The shareholders ratified the selection of Arthur Andersen & Co. as the independent auditors for the Company for 1994. The number of votes cast were as follows:

                                     Number of Votes Cast
                                         Against/      Abstentions/
                             For         Withheld      Broker Non-Votes
                           2,497,905      13,572             803


Item 5. Other Information

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    Not applicable

(B) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the period ended June 30, 1994.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

By:___________________________
   J. Kimbrough Davis
   Senior Vice President and
   Chief  Financial  Officer

Date:  August 8, 1994