Form 10-Q
period 1994-09-30
CAPITAL CITY BANK GROUP INC
filed 1994-11-10
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
September 30, 1994                          Commission File Number  0-13358



CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)




         Florida                                                 59-2273542
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida                         32301
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

Yes __X___ No _____


At October 31, 1994, 2,845,815 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.



I N D E X



PART I. FINANCIAL INFORMATION                                 PAGE NUMBER


Consolidated Statements of Condition --
September 30, 1994 and December 31, 1993                           3

Consolidated Statements of Income --
Three and Nine Months Ended September 30, 1994                     4
and 1993

Consolidated Statements of Cash Flows --
Nine Months Ended September 30, 1994
and 1993                                                           5

Notes to Consolidated Financial Statements                         6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                      8



PART II. OTHER INFORMATION


Index to Exhibits                                                 16

Signatures                                                        16

PART I.  FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
(Dollars In Thousands, Except Per Share Amounts)



                                         September 30,         December 31,
                                             1994                   1993
                                          (Unaudited)            (Audited)

ASSETS

Cash & Due From Banks                      $ 58,473                $56,665
Interest Bearing Deposits at Banks                -                  1,257
Investment Securities, Market Value
   $203,933 and $221,274 as of
   September 30, 1994 and December 31,
   1993, Respectively (Note 2)              207,085                218,623
Federal Funds Sold                           36,650                 55,970

Loans: (Note 3)                             417,303                406,567
  Unearned Interest                          (5,745)                (7,143)
  Allowance for Loan Losses                  (7,799)                (7,594)
     Loans, Net                             403,759                391,830

Premises & Equipment                         23,545                 20,820
Accrued Interest Receivable                   5,443                  5,467
Intangible Assets                             1,444                  1,719
Other Assets                                  9,404                  9,984
    TOTAL ASSETS                           $745,803               $762,335

LIABILITIES

Deposits:
  Noninterest Bearing Deposits             $170,794               $171,985
  Interest Bearing Deposits (Note 4)        480,374                490,760
      Total Deposits                        651,168                662,745

Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements          15,160                 23,264
Other Short-Term Borrowings                   1,000                  1,202
Long-Term Debt                                  500                  1,900
Other Liabilities                             4,881                  6,084
      TOTAL LIABILITIES                     672,709                695,195

SHAREHOLDERS' EQUITY

Common Stock,  $.01 Par  Value;
   4,000,000 shares authorized;
   3,105,243 issued                              31                     31
Surplus                                       5,852                  5,857
Unrealized Gains and Losses                    (584)                     -
Retained Earnings                            74,383                 67,753
                                             79,682                 73,641
Treasury Stock: 259,428 shares at
   September 30, 1994 and 255,927 at
   December 31, 1993                         (6,588)                (6,501)
     TOTAL SHAREHOLDERS' EQUITY              73,094                 67,140
     TOTAL LIABILITIES & SHAREHOLDERS'
                 EQUITY                    $745,803               $762,335

Book Value Per Share                       $  25.68               $  23.56

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30 (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                                  THREE MONTHS ENDED SEPT. 30  NINE MONTHS ENDED SEPT. 30
                                       1994          1993        1994         1993
INTEREST INCOME

Interest and Fees on Loans           $9,118         $8,698     $26,039       $25,089
Investment Securities:
   U. S. Treasury                     1,376          1,362       3,931         4,242
   U. S. Government Agencies/Corp.      419            398       1,406         1,207
   States and Political Subdivisions    862            920       2,633         2,658
   Other Securities                      63             49         201           155
Interest on Deposits in Other Banks       1             27          17            80
Federal Funds Sold                      396            377       1,199         1,361
        Total Interest Income        12,235         11,831      35,426        34,792

INTEREST EXPENSE

Deposits                              3,500          3,514      10,154        10,793
Fed. Funds Purchased & Securities
  Sold Under Repurchase Agreements      168            120         451           379
Long-Term Borrowings                     12             12          47            49
Other Short-Term Debt                     8              6          22            18
       Total Interest Expense         3,688          3,652      10,674        11,239

Net Interest Income                   8,547          8,179      24,752        23,553
Provision for Loan Losses               304            185         963           670
Net Interest Income After Provision
  for Loan Losses                     8,243          7,994      23,789        22,883

NONINTEREST INCOME

Income from Fiduciary Activities        150            145         487           437
Service Charges on Deposit Accounts   1,346          1,370       4,014         4,181
Data Processing                         582            529       1,890         1,801
Securities Transactions                   3             14           7            20
Other                                   890          1,058       3,425         2,449
       Total Noninterest Income       2,971          3,116       9,823         8,888

NONINTEREST EXPENSE

Salaries and Employee Benefits        4,273          4,097      12,803        12,062
Occupancy, Net                          619            576       1,737         1,591
Furniture and Equipment                 718            731       2,096         2,142
Other                                 2,528          2,391       7,328         6,881
       Total Noninterest Expense      8,138          7,795      23,964        22,676

Income Before Income Tax and
  Accounting Change                   3,076          3,315       9,648         9,095
Income Tax Expense                      870            931       2,705         2,497
Income Before Accounting Change       2,206          2,384       6,943         6,598
Cumulative Effect of a Change in
  Accounting Principle                    -              0           -          (484)

NET INCOME                           $2,206        $ 2,384     $ 6,943        $6,114

Net Income Per Share Before
  Accounting Change                  $  .78        $  0.82        2.44        $ 2.26
Net Income Per Share                 $  .78        $  0.82        2.44        $ 2.09
Cash Dividends Per Share             $    -        $     -         .11        $ 0.10
Average Shares Outstanding        2,845,815      2,923,778   2,848,056     2,924,703

CAPITAL CITY BANK GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30
(Dollars in Thousands)

                                                1994            1993
                                             (Unaudited)     (Unaudited)

NET INCOME                                    $  6,943        $ 6,114

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                        963            670
  Depreciation                                   1,334          1,401
  Amortization of Intangible Assets                275            211
  Cumulative Effect of Accounting Change             -            484
  Net (Increase) Decrease in Interest
    Receivable                                      24           (218)
  Net (Increase) Decrease in Other Assets          575           (763)
  Net Increase (Decrease) in Other
    Liabilities                                    931            728
Net Cash From Operating Activities              11,045          8,627

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities                       70,092         61,122
  Purchase of Investment Securities            (59,139)       (80,115)
  Net (Increase) Decrease in Loans             (12,892)        (7,193)
  Purchase of Premises & Equipment              (4,143)        (5,120)
  Sales of Premises & Equipment                     85              6
  Cash Acquired in Bank Acquisitions                 -         28,811
Net Cash from Investing Activities              (5,997)        (2,489)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits           (11,577)         2,267
 Net Increase (Decrease) in Federal
   Funds Purchased                              (8,104)         9,887
 Net Increase (Decrease) in Other Borrowed
   Funds                                          (202)           212
 Proceeds from Long-Term Debt                        -            200
 Repayment of Long-Term Debt                    (1,400)        (1,500)
 Dividends Paid                                 (2,447)        (2,282)
 Sale (Purchase) of Treasury Stock                 (87)           (62)
Net Cash From Financing Activities             (23,817)         4,188

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (18,769)        10,326
Cash and Cash Equivalents at Beginning of
  Period                                       113,892        107,271
Cash and Cash Equivalents at End of Period    $ 95,123       $117,597

Supplemental Disclosure:
  Interest Paid                               $ 10,714       $ 11,062
  Taxes Paid                                  $  2,659       $  2,386

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

     In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1994 and December 31, 1993, and the results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993.

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

     Securities in this category are recorded at fair value with unrealized gains and losses, net of deferred taxes, reported as a separate component of equity capital. At the time the new accounting standard was adopted the Company recorded an unrealized gain, net of deferred taxes, of $847,000. As a result of rising interest rates, the Company had a net unrealized loss of $584,000 at September 30, 1994.

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

     The carrying value and related market value of investment securities in the held-to-maturity and available-for-sale portfolios at September 30, 1994 and the held-for-investment portfolio at December 31, 1993 were as follows (dollars in thousands):

                                             September 30, 1994

                                  Amortized  Unrealized  Unrealized  Market
Held-To-Maturity                    Cost       Gains       Losses     Value

U. S. Treasury                    $ 75,399   $     6    $ 1,083    $ 74,322
U. S. Government Agencies
  and Corporations                  24,038        16        942      23,112
States and Political Subdivisions   50,705       299      1,286      49,718
Mortgage Backed Securities           3,161         1        138       3,024
Other Securities                     2,789         -         25       2,764

     Total                        $156,092    $  322     $3,474    $152,940



                                             September 30, 1994

                                  Amortized  Unrealized  Unrealized  Market
Available-For-Sale                  Cost       Gains       Losses     Value

U. S. Treasury                     $18,019    $    6     $   210    $17,815
U. S. Government Agencies
  and Corporations                   7,046        15         350      6,711
States and Political Subdivisions   21,941       184         566     21,559
Mortgage Backed Securities           3,014         9           7      3,016
Other Securities                     1,889         3           -      1,892
       Total                       $51,909    $  217     $ 1,133    $50,993



                                              December 31, 1993

                                 Amortized  Unrealized  Unrealized   Market
Held-For-Investment                Cost        Gains       Losses     Value

U. S. Treasury                   $111,233   $     578    $    88   $111,723
U. S. Government Agencies and
  Corporations                     26,811         185         76     26,920
States and Political
  Subdivisions                     67,070       1,991        112     68,949
Mortgage Backed Securities          8,504         135          6      8,633
Other Securities                    5,005          48          4      5,049
     Total                       $218,623   $   2,937    $   286   $221,274

(3) LOANS

     The composition of the Company's loan portfolio at September 30, 1994 and December 31, 1993 was as follows (dollars in thousands):

                                  September 30, 1994    December 31, 1993

Commercial, Financial
  and Agricultural                    $ 38,721             $ 46,963
Real Estate-Construction                22,859               22,968
Real Estate-Mortgage                   254,335              242,741
Consumer                               101,388               93,895
   Gross Loans                        $417,303             $406,567


(4) DEPOSITS

     The composition of the Company's interest bearing deposits at September 30, 1994 and December 31, 1993 was as follows (dollars in thousands):

                                  September 30, 1994    December 31, 1993

NOW Accounts                          $ 94,805             $100,184
Money Market Accounts                   73,618               77,302
Savings Deposit                        105,525              110,128
Other Time Deposits                    206,426              203,146
  Total Interest Bearing Deposits     $480,374             $490,760



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

                           RESULTS OF OPERATIONS

Net Income

     Net income was $2.2 million, or $.78 per share, for the third quarter of 1994, a 4.9% decrease on a per share basis over the comparable period for 1993. Net income was $6.9 million, or $2.44 per share, for the nine months ended September 30, 1994, a 16.7% increase on a per share basis over the comparable period in 1993. Earnings for the first nine months of 1993 included a one-time, non-cash charge of $484,000, or $.17 per share, attributable to the adoption of Financial Accounting Standards Statement No.
109. Other factors which impacted earnings include a higher net interest margin, gains on the sale of real estate and higher noninterest expense. Condensed statements of income for the respective periods are presented below:

                                   For The Three           For The Nine
                                   Months  Ended           Months Ended
                                   September  30,          September 30,
                                  1994       1993          1994    1993

Interest and Dividend Income     $12,235  $11,831        $35,426  $34,792
Taxable Equivalent Adjustment(1)     403      427          1,256    1,254
                                  12,638   12,258         36,682   36,046
Interest Expense                   3,688    3,652         10,674   11,239
Net Interest Income (FTE)          8,950    8,606         26,008   24,807
Provision for Loan Losses            304      185            963      670
Taxable Equivalent Adjustment        403      427          1,256    1,254
Net Int. Inc. After Provision      8,243    7,994         23,789   22,883
Noninterest Income                 2,971    3,116          9,823    8,888
Noninterest Expense                8,138    7,795         23,964   22,676
Income Before Income Taxes and
  Cumulative Effect of a Change
  in Accounting Principle          3,076    3,315          9,648    9,095
Income Taxes                         870      931          2,705    2,497
Income Before Change in
  Accounting Principle             2,206    2,384          6,943    6,598
Cumulative Effect of a Change in
   Accounting Principle                -        -              -     (484)
Net Income                        $2,206   $2,384         $6,943   $6,114

Percent Change
   Before Cumulative Adjustment   (7.47%)   7.48%           5.23%    3.34%
   After Cumulative Adjustment    (7.47%)   7.48%          13.56%   (4.24%)

Return on Average Assets (2)
   Before Cumulative Adjustment    1.17%    1.31%           1.24%    1.24%
   After Cumulative Adjustment     1.17%    1.31%           1.24%    1.15%

Return on Average Equity (2)
   Before Cumulative Adjustment   12.29%   14.05%          13.30%   13.47%
   After Cumulative Adjustment    12.29%   14.05%          13.30%   12.48%

(1) Computed using a statutory tax rate of 34%
(2) Annualized


Net Interest Income

     Third quarter taxable equivalent net interest income increased $344,000, or 4.0% over the same period for 1993. Through September 30, 1994, taxable equivalent net interest income increased $1,201,000, or 4.8%, over the same period for 1993. The increase in each respective period is attributable to the growth in earning assets and improvement in the net interest margin. Table I on page 14 provides a comparative analysis of the Company's average balances and interest rates.

     As compared to the prior year, taxable-equivalent interest income increased $380,000, or 3.1% and $636,000, or 1.8%, respectively, for the three and nine month periods ended September 30, 1994. This increase is attributable to loan growth. Average loans for the first nine months of 1994 increased $25.4 million, or 6.7%, as compared to the same period in 1993. This growth in loans equalled the total growth in average earning assets of $25.4 million, or 3.9%. Although interest rates have increased significantly during 1994, i.e., the prime rate has risen 175 basis points from 6.00% to 7.75%, overall portfolio yields are still slightly below their 1993 levels. The average yield on earning assets during the first nine months on 1994 was 7.34% compared to 7.50% in 1993.

     Interest expense increased $36,000, or 1.0%, in the third quarter and decreased $565,000, or 5.0% for the first nine months, as compared to the comparable periods in 1993. Although interest rates have increased sharply during 1994, growth in transaction accounts, primarily noninterest bearing and N.O.W. accounts, enabled management to maintain a lower cost of funds as compared to the comparable nine-month period in 1993. During the third quarter, however, the mix of deposits began to shift into higher cost certificates of deposit as noninterest bearing, N.O.W. account and savings balances declined. Although still slightly below 1993 levels, the shift in deposits coupled with higher interest rates increased the average rate paid on interest bearing liabilities eleven basis points over the second quarter of 1994, from 2.73% to 2.84%. If interest rates remain at their current level or higher, management anticipates this shift in mix will continue and the general repricing of deposits will result in a higher cost of funds in the fourth quarter.

     The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.47% in the first nine months of 1993 to 4.57% in 1994. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) increased from 5.16% in the first nine months of 1993 to 5.20% in 1994.


Provisions for Loan Losses

     The provision for loan losses was $304,000 and $963,000, respectively, for the three and nine month periods ended September 30, 1994, compared to $185,000 and $670,000 for the comparable periods in 1993. Loan growth and slightly higher net charge-offs contributed to the increase in the loan loss provision. Charge-offs through the first nine months of 1994 totalled $758,000 of which $435,000 is attributable to one credit. At September 30, 1994, the allowance for loan losses was $7.8 million, or 1.89%, of total loans compared to $7.6 million, or 1.90%, at December 31, 1993. Charge-off activity for the respective periods is set forth below.


                              Three Months Ended         Nine Months Ended
                              9/30/94    9/30/93         9/30/94    9/30/93

Net Charge-Offs              $ 66,000   $293,000        $758,000   $734,000

Net Charge-Offs (Annualized)
 as a percent of Average
  Loans Outstanding, Net of
 Unearned Interest               .06%       .30%            .25%       .26%

Noninterest Income

     Relative to the comparable periods in 1993, noninterest income decreased $145,000, or 4.7%, in the third quarter and increased $935,000, or 10.5%, through the first nine months of 1994. As discussed below, the decrease in the third quarter reflects lower mortgage origination fees. A majority of the year-to-date increase is attributable to gains on the sale of real estate (recognized during the first and second quarter) and credit card merchant fees. During the first nine months of 1994, the Company recognized gains, including gains from the sale of OREO and bank premises, totalling $627,000, which represented a $408,000 increase over the first nine months of 1993. Credit card merchant fees were up $447,000, or 55.9%, primarily reflecting an increase in the number of accounts and higher volume. However, the increase is partially offset by a $304,000, or 91.8%, increase in credit card processing expense which is recorded in "Other" noninterest expense.
Mortgage origination volume declined significantly during the second and third quarter of 1994. Through the first nine months of 1994 mortgage volume totalled $29.1 million ($15.3 million closed in the first quarter) versus $35.9 million for the comparable period in 1993. Reflecting the lower volume, mortgage fees have declined $121,000, or 18.5%, through the first nine months of 1994 as compared to the comparable period in 1993.

     Service charges on deposit accounts declined $24,000, or 1.8%, and $167,000, or 4.0%, over the comparable three and nine month periods for 1993. The decline in service charge income reflects a decrease in number of accounts, primarily transaction accounts, and a lower level of activity subject to service charge assessments.

     Noninterest income as a percent of average earning assets was 1.96% for the first nine months of 1994 versus 1.85% for the comparable quarter in 1993 due primarily to the nonrecurring gains which were recognized in 1994.


Noninterest Expense

     Noninterest expense increased $343,000, or 4.4%, and $1.3 million, or 5.7%, respectively, over the comparable three and nine month periods in 1993. Through the first nine months, compensation expense increased $741,000, or 6.1%, partially attributable to personnel expense associated with additional branch locations and higher pension expense. During the fourth quarter of 1993, the pension plan's rate assumptions were revised to reflect the lower level of interest rates. The revisions in assumptions contributed to the overall increase in pension expense which is up $165,000, or 32.9%, through the first nine months.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased $43,000, or 7.5%, in the third quarter and $146,000, or 9.2%, through the first nine months. Increases associated with additional branch facilities were partially offset by a reduction in depreciation expense as certain pieces of data processing equipment have become fully depreciated. With the recent renovation of Capital City First National's main facility and purchase of an operations center which was placed into service in August 1994, management is projecting that occupancy expense will continue to increase during the fourth quarter of 1994.

     Other noninterest expense increased $137,000, or 5.7%, in the third quarter and $447,000, or 6.5% through the first nine months. A significant portion of the increase is attributable to commission and service fees which were up $359,000, or 45.3%, due primarily to an increase in credit card processing fees of $304,000, or 91.8%. Additionally, the Company incurred approximately $86,000 in non-recurring expense items during the first and second quarters associated with the conversion of credit card processing. The addition of four branch offices during 1993 and 1994 has also increased the expense level for items such as telephone, deposit insurance and the amortization of intangible assets.

     During the first quarter of 1995, the Company plans to complete its corporate reorganization in which seven of its ten affiliate banks will be merged into one state bank affiliate. The resulting bank will constitute approximately 80% of the Company's total assets. Management anticipates the Company will incur some additional expense during the fourth quarter of 1994 associated with this corporate reorganization.

     Annualized net noninterest expense (noninterest income minus noninterest expense) as a percent of average earning assets was 2.83% in the first nine months of 1994 versus 2.87% for the first nine months of 1993. Real estate gains recognized in the first and second quarter of 1994 have enabled the Company to maintain the net noninterest expense ratio at a level below that of last year.


Income Taxes

     The provision for income taxes decresed $61,000, or 6.6%, during the third quarter and increased $208,000, or 8.3 %, during the first nine months of 1994. Third quarter taxable income declined resulting in a lower tax provision for the quarter. Higher taxable income during the first and second quarter, however, contributed to the overall increase in the tax provision through the first nine months. The Company's effective tax rate for the first nine months of 1994 was 28.0% compared to 27.5% for the same period in 1993. The higher effective rate is primarily attributable to the level of tax-exempt interest, which has declined as a percent of operating profits, and recent tax law changes impacting the deductibility of certain expenses, including meals and entertainment, club dues and association dues.

     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which changed the accounting for income taxes to the "liability" method from the "deferral" method previously required by Accounting Principals Board Opinion No. 11. A tax expense of $484,000 resulting from the cumulative effect of adopting this new standard is included in net income for the first nine months of 1993.


                            FINANCIAL CONDITION

     For the first nine months of 1994, the Company's assets averaged $745.7 million compared to $712.5 million in 1993. During this same nine month period, earning assets averaged $668.7 million versus $643.4 million in 1993. The most significant event during 1994 has been the growth in the loan portfolio. On average, loans increased $25.4 million, or 6.7% over 1993.
The loan portfolio as a percent of average earning assets is 60.1% versus 58.5% in 1993. This loan growth has had a very positive impact on the Company's net interest income during 1994. U.S. Government securities increased $8.3 million, or 6.0%, while municipal securities increased $7.7 million, or 11.9%. The increase in the investment portfolios reflects management's decision to take advantage of the higher interest rates and reduce the Company's position in federal funds sold, which decreased $19.5 million, or 31.5%.

     Growth in earning assets has been funded through both internal deposit generation and branch acquisitions. Table I on page 15, presents average balances for the three and nine month periods of 1994 and 1993.

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

     At September 30, 1994, the Company's nonperforming loans, which include nonaccruing and restructured, were $6.9 million versus $9.4 million at year-end and $10.6 million at September 30, 1993. As a percent of nonperforming loans, the allowance for loan losses represented 113.6% at September 30, 1994 versus 80.6% at December 31, 1993 and 70.9% at September 30, 1993. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.8 million at September 30, 1994, versus $3.5 million at December 31, 1993, and $3.0 million at September 30, 1993. Total nonperforming assets have been reduced by $4.9 million, or 36.2% since September 30, 1993.

     Average deposits increased from $623.0 million for the first nine months of 1993, to $650.0 million for the first nine months of 1994. Relative to the first nine months of 1993, the most significant deposit growth has been in the categories of noninterest bearing and NOW accounts. Average noninterest bearing deposits have increased $9.6 million, or 6.7%, and NOW accounts have increased $17.7 million, or 23.3%. The lower interest rate environment in recent years has reduced the incentive for depositors to invest in longer term, fixed rate deposits, thereby leaving higher balances in transaction accounts. As interest rates rose during the second and third quarter, the Company experienced growth in its certificates of deposit reflecting the more attractive rates.

     The ratio of average noninterest bearing deposits to total deposits was 23.7% for the first nine months of 1994 compared to 23.2% for the first nine months of 1993. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 77.2% and 77.4%, respectively.


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

In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the "Available for Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains two $6.0 million revolving lines of credit. As of September 30, 1994, there was $500,000 drawn under the two facilities, leaving available credit of $11.5 million.

     The Company's equity capital was $73.1 million as of September 30, 1994 compared to $67.1 million as of December 31, 1993. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.6% at September 30, 1994 versus 8.6% at December 31, 1993. Further, the Company's risk-adjusted capital ratio of 17.15% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

     State and federal regulations as well as the Company's long-term debt agreements place certain restrictive covenants on both the Company and its Group banks. At September 30, 1994, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

     During the first nine months of 1994, shareholders' equity increased $6.0 million, or 11.9%, on an annualized basis. At September 30, 1994, the Company's common stock had a book value of $25.68 per share compared to $23.56 at December 31, 1993. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 259,428 shares of its common stock, net of shares subsequently reissued. In the first nine months of 1994, 5,819 shares were repurchased and 2,318 treasury shares were reissued as performance awards in accordance with the Company's Stock Incentive Plan.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                   FOR THREE MONTHS ENDED SEPTEMBER 30               FOR NINE MONTHS ENDED SEPTEMBER 30
                                        1994                  1993                       1994                  1993
                                 Balance Interest Rate  Balance Interest Rate   Balance Interest Rate    Balance Interest Rate
ASSETS
Loans, Net of Unearned Interest $410,819 $ 9,124 8.81% $387,614  $8,705  8.91% $401,965 $ 26,055 8.67%  $376,595 $25,107  8.91%
Taxable Investment Securities    152,105   1,859 4.95%  139,314   1,809  5.26%  151,691    5,539 4.93%   138,310   5,604  5.48%
Tax-Exempt Investment Securities  71,908   1,259 7.00%   69,919   1,339  7.66%   72,327    3,873 7.14%    64,656   3,892  8.03%
Funds Sold                        35,555     396 4.42%   51,961     405  3.09%   42,757    1,215 3.80%    63,793   1,442  3.02%
 Total Earning Assets            670,387  12,638 7.51%  648,808  12,258  7.53%  668,740   36,682 7.34%   643,354  36,045  7.50%
Cash & Due From Banks             43,013                 44,715                  46,223                   44,752
Allowance for Loan Losses         (7,665)                (7,678)                 (7,744)                  (7,654)
Other Assets                      39,233                 34,252                  38,475                   32,055
      TOTAL ASSETS              $744,968               $720,097                $745,694                 $712,507

LIABILITIES

NOW Accounts                    $ 90,081    $483 2.13% $ 76,727  $  391  2.02% $ 94,012 $  1,341 1.93%  $ 76,267 $ 1,196  2.12%
Money Market Accounts             75,374     431 2.27%   82,575     455  2.19%   76,972    1,220 2.14%    79,584   1,367  2.32%
Savings Accounts                 107,151     652 2.42%  112,589     704  2.48%  109,527    1,971 2.41%   114,614   2,281  2.66%
Other Time Deposits              222,838   1,933 3.44%  209,403   1,964  3.72%  215,500    5,622 3.49%   208,175   5,949  3.82%
   Total Int. Bearing Deposits   495,444   3,499 2.80%  481,294   3,514  2.90%  496,011   10,154 2.74%   478,640  10,793  3.02%
Funds Purchased                   17,175     168 3.88%   18,188     120  2.62%   17,925      451 3.36%    16,294     379  3.11%
Other Borrowed Funds                 872       9 3.88%    1,013       6  2.40%      947       22 3.17%     1,131      18  2.18%
Long-Term Debt                       889      12 5.30%    1,184      12  4.05%    1,378       47 4.53%     1,602      49  4.08%
   Total Interest Bearing
    Liabilities                  514,380   3,688 2.84%  501,679   3,652  2.89%  516,261   10,674 2.77%   497,667  11,239  3.03%
Noninterest Bearing Deposits     153,301                146,362                 154,024                  144,389
Other Liabilities                  6,083                  4,718                   5,601                    4,954
     TOTAL LIABILITIES           673,764                652,759                 675,886                  647,010

SHAREHOLDERS' EQUITY
Common Stock                          31                     31                      31                       31
Surplus                            5,852                  5,857                   5,853                    5,857
Retained Earnings                 65,321                 61,450                  63,924                   59,609
     TOTAL S'HOLDERS' EQUITY      71,204                 67,338                  69,808                   65,497
     TOTAL LIAB. & EQUITY       $744,968               $720,097                $745,694                 $712,507

Interest Rate Spread                             4.67%                   4.64%                   4.57%                    4.47%
Net interest Income                       $8,950                 $8,606                  $26,008                 $24,807
Net Interest Margin                              5.33%                   5.29%                   5.20%                    5.16%

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $477,000 and
$1,266,000, for the nine months ended September 30, 1994 and $510,000 and $1,214,000, for the three and nine month periods ended September 30, 1993.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

                        PART II.  OTHER INFORMATION

Items 1-5.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    EX-27 Financial Data Schedule

(B) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the period ended September 30, 1994.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


By:___________________________
   J. Kimbrough Davis
   Senior Vice President and
   Chief Financial Officer

Date:  November 10, 1994