Form 10-K
CAPITAL CITY BANK GROUP INC
filed 1995-03-30
CIK 726601

1994 Form 10-K

Securities and Exchange Commission
Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1994

Commission File Number 0-13358

CAPITAL CITY BANK GROUP, INC.
Incorporated in the State of Florida in 1982

I.R.S. Employer Identification Number 59-2273542

Address: 217 North Monroe St., Tallahassee, FL 32301

Telephone: (904) 671-0610

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock - $.01 par value

As of March 1, 1995, Capital City Bank Group, Inc. had 3,105,243 shares of common stock issued and 2,853,680 shares outstanding.

Capital City Bank Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

There is no established trading market for the common stock of Capital City Bank Group, Inc. The aggregate market value (based on last sale of which the Company has knowledge) of Capital City Bank Group, Inc. common stock held by nonaffiliates on March 1, 1995, was approximately $35,839,317.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II, and IV.

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 1994 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE

Item 1.  Business                                                        3
Item 2.  Properties                                                     11
Item 3.  Legal Proceedings                                              11
Item 4.  Submission of Matters To a Vote of Security Holders            11

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            11
Item 6.  Selected Financial Data                                        11
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            13
Item 8.  Financial Statements and Supplementary Data                    41
Item 9.  Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure                                       65

PART III

Item 10.  Directors and Executive Officers of the Registrant            65
Item 11.  Executive Compensation                                        65
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    65
Item 13.  Certain Relationships and Related Transactions                65

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      65

PART I

Item I.  Business

Capital City Bank Group, Inc., ("CCBG" or "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of Florida on December 13, 1982, to acquire five national banks and one state bank pursuant to a Reorganization Agreement and Plan of Merger dated May 16, 1983.

At year-end 1994, CCBG owned ten banks with a total of twenty nine offices in seven counties, four counties in North-Central Florida and three counties in North Florida. On January 1, 1995, the Company merged seven of its ten separately chartered banks into a state-chartered bank headquartered in Tallahassee, Florida. The reorganization consisted of merging Capital City First National Bank, Capital City Second National Bank, Industrial National Bank, City National Bank, First National Bank of Jefferson County and Gadsden National Bank into Havana State Bank and changing the name and headquarters from Havana State Bank, Havana, Florida to Capital City Bank, Tallahassee, Florida. This restructuring allows the Company to present a consistent image to a broader market and to better serve our clients through the use of a common name with multiple, convenient locations. Additionally, as part of the reorganization, the Company formed three separate subsidiaries, Capital City Trust Company, Capital City Mortgage Company and Capital City Services Company, which are wholly-owned subsidiaries of Capital City Bank.

As of January 1, 1995, Capital City Bank had assets totalling $611.9 million, which constituted approximately 82% of the Company's total consolidated assets. On a proforma basis, Capital City Bank earned $7.3 million for the year ended December 31, 1994 which represented approximately 83% of the Company's consolidated earnings. See page 63 for net income and balance sheet information on each of the Group banks.

Capital City Bank Group, Inc., and Capital City Bank are located in Tallahassee, the state capital. State government and two major state universities employ a large percentage of the local work force and help to provide a strong and stable economy for Tallahassee and the surrounding area.

Banks within the Capital City Bank Group serve North Florida and South Georgia markets and, collectively, are referred to as the "Group" banks. A listing of the banks is presented below.

                                                                                                Five Year
                               Date          Date Acquired     Deposits as of       Compound Deposit
                            Chartered           by CCBG       December 31, 1994       Growth Rate


Capital City Bank        January 1, 1995            *             $536,440,741**           4.3%**
Tallahassee, Florida

Levy County State Bank   September 18, 1948  January 1, 1985        63,087,345             (.8%)
Chiefland, Florida

Farmers & Merchants      October 18, 1911    February 1, 1986       29,652,206             1.7%
Bank of Trenton
Trenton, Florida

Branford State Bank      March 13, 1911      July 31, 1989          25,637,119            10.8%
Branford, Florida

*Capital City Bank was formed through the merger of First National Bank, Second National Bank, Industrial
National Bank, City National Bank, Havana State Bank, First National Bank of Jefferson County and Gadsden
National Bank, which were separately chartered, wholly-owned subsidiaries of Capital City Bank Group,
Inc., prior to the merger.

**On a proforma basis

Dividends and management fees received from the Group banks are the Company's only source of income. Dividend payments by the Group banks to the parent company depend on their capitalization, earnings and projected growth, and are limited by various regulatory restrictions. See the section entitled
"Regulation and Supervision" and Note 12 in the Notes to Financial Statements for additional information.

The Company had a total of 489 (full-time equivalent) employees at March 1, 1995. In management's opinion, the Company enjoys a satisfactory relationship with its employees. Pages 11-41 contain other financial and statistical information about the Company.

Banking Services

The Group banks are engaged in the commercial and retail banking business, including accepting demand, savings and time deposits, extending credit, providing data processing services, trust services and a broad range of other financial services to corporate and individual customers, governmental bodies and correspondent banks. As of March 1, 1995, Capital City Bank provided correspondent services to 26 financial institutions (including the Group banks listed previously) located throughout North Florida and South Georgia. Capital
City Bank's data processing center provides computer services to 14 of the 26 financial institutions.

The Group banks are members of the "Honor" system which enables customers to utilize their "Buck" cards to access cash at automatic teller machines ("ATMs") located throughout the state of Florida. Additionally, customers may access their cash outside the state of Florida through various ATM networks which are connected through the Southeast Switch.

Trust Services

Capital City Trust Company provides fiduciary services to clients in the following ways: as trustee of living trusts and trusts under will; as personal representative to administer estate settlement; as guardian of the property in Court guardianship appointments; as investment manager and custodian of assets in agency accounts; and as trustee or custodian for assets in pension and profit sharing plans. The current market value of trust assets totalled $406.5 million at December 31, 1994, of which $103.4 million represented assets under management.

Competition

The banking business in Florida is rapidly changing and Capital City Bank Group, Inc., operates in a highly competitive environment, especially with respect to services and pricing. The Company competes against a wide range of financial institutions including commercial banks, savings and loan associations, credit unions and various other investment and finance companies.

Capital City Bank Group, Inc.'s, primary market areas are in North Florida and consists of Leon, Gadsden, Jefferson, Levy, Gilchrist, Suwannee and Citrus counties. The Group banks compete against local banking concerns, subsidiaries of statewide bank holding companies and multi-bank holding companies headquartered outside of Florida which have banking or bank-related operations established within these markets. All of the state's major banking concerns have a presence in Leon County. Capital City Bank's Leon County deposits totalled $469.1 million, or 72.4%, of the Company's consolidated deposits at December 31, 1994.

Based on information developed as of September 30, the following chart depicts the market share percentage of each Group bank within its respective county.
The percentage for each bank is based on total commercial bank deposits within the county.
                                                   Market Share
                                                as of September 30 (1)
                                                1994    1993    1992
Capital City Bank:

Citrus County                                    3.6%    3.4%      -
Gadsden County                                  30.4%   32.3%   31.8%
Jefferson County                                27.6%   28.2%   27.1%
Leon County                                     24.0%   23.4%   26.9%

Levy County State Bank                          33.8%   34.3%   33.9%
Farmers & Merchants Bank of Trenton             55.4%   56.0%   56.2%
Branford State Bank                             14.5%   14.8%   12.3%

(1) Obtained from the September 30 Office Level Report published by the Florida
Bankers Association for each year.

Following is a table which sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 1994.

                           Number of                   Number of Commercial
County                 Commercial Banks                     Bank Offices

Citrus                         10                                32
Gadsden                         5                                10
Gilchrist                       2                                 4
Jefferson                       2                                 2
Leon                           14                                56
Levy                            3                                12
Suwannee                        4                                 6

Supervision and Regulation

Numerous federal and state laws and regulations govern the organization and operations of bank holding companies and their banking subsidiaries. Capital
City Bank Group, Inc., as a bank holding company, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve
System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition to the Federal Reserve, the Company's four state bank subsidiaries, trust company subsidiary and mortgage banking subsidiary, all chartered under Florida law, are subject to regulation, supervision and examination by the Comptroller of the State of Florida (the
"Florida Comptroller") and, with respect to the bank subsidiaries, the Federal
Deposit Insurance Corporation (the "FDIC").

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

The BHC Act was recently amended in September 1994 by the Riegle-Neal Interstate
Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act").
The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies will be permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks will be preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate
Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States will have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paper work reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

Florida recently enacted the Florida Reciprocal Banking Act (the "Florida Act") which takes effect on May 1, 1995. Under the Florida Act, only banks that have been in existence for two years or more may be acquired by out-of-state bank holding companies pursuant to the Interstate Banking Act. Under current law, Florida expressly prohibits interstate branching. The Interstate Banking Act will supersede this prohibition, however, unless Florida, prior to June 1, 1997, expressly enacts legislation opting out of the interstate banking provisions of the Interstate Banking Act.

At this time, the Company is unable to predict how the Interstate Banking Act and the Florida Act may affect its operations.

In addition to the BHC Act, the Federal Reserve Act imposes various limitations on the extent to which the Company's subsidiary banks can finance or otherwise supply funds to the Company or its subsidiaries. In general, these restrictions require that any such extensions of credit must be on terms and conditions consistent with safe and sound banking practices, and be secured by designated amounts of specified collateral. The lending bank may loan up to 10 percent of its capital stock and surplus to any one affiliate, but may not lend, in the aggregate, more than 20 percent of its capital stock and surplus to all such affiliates. Additionally, approval of the appropriate regulatory authority is required if the total dividends declared by a national or state bank exceed certain legal limits. See Note 12 in the Notes to Financial Statements for further information.

The passage and periodic phasing in of other congressional acts has also significantly affected the Company and the Group banks, and the competitive environment in which they operate. On December 31, 1992, the Federal banking regulatory authorities implemented risk-based capital requirements, and the Company and the Group banks must comply with these requirements. Any institution which fails to meet minimum capital requirements may be subject to corrective action by the Federal banking regulatory authorities. Under the capital guidelines adopted by these banking regulators, the Company's capital level exceeds the minimum requirements as of December 31, 1994. See the information set forth under the heading "Liquidity and Capital Resources" in the section of this report entitled "Financial Review".

In 1993, the Federal Deposit Insurance Act was amended to allow claims by depositors against an institution which is being liquidated or otherwise dissolved to have priority over the claims of the institution's shareholders and other senior or general creditors. For purposes of this statutory provision, the priority for depositors also includes the FDIC.

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

The Federal Reserve, the Florida Comptroller and the FDIC collectively have extensive enforcement authority over depository institutions and their holding companies, and this authority has been enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

In 1992, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. Certain aspects of FDICIA have increased and are expected to continue to increase the Company's cost of doing business. Some of the more significant provisions of FDICIA are outlined below:

BIF Recapitalization - The deposits of the Company's subsidiary banks are insured by the FDIC through the Bank Insurance Fund ("BIF"). The FDIC is authorized to charge assessments for deposit insurance, and, as mandated by FDICIA, the FDIC has adopted a risk-based system. The risk assessment approach bases a banking institution's insurance assessment on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund. To arrive at a risk assessment for an institution, the FDIC will place it in one of nine risk categories using a two-step process based first on capital ratios and then on other relevant information. The FDIC will then assign an institution to one of three capital groups "well-capitalized", "adequately capitalized" or "undercapitalized". The institution is then placed into one of three risk subgroups, based on reviews by the institution's primary federal or state regulatory agency, statistical analyses of financial statements and other relevant information.

Although there are proposals currently under consideration for reducing BIF premiums, under current regulations, a financial institution's deposit insurance assessment will be within a range of 0.23 percent to 0.31 percent of its qualifying deposits, depending on the institutions risk classification. Based on notices from the regulators in late 1994, in the first half of 1995 the Company's banking subsidiaries will pay an assessment of 23 cents per each $100 of deposits, the lowest amount payable by an insured depository institution.
This is the amount paid by the Group banks in 1992, 1993 and 1994.

Supervisory Reforms - FDICIA requires the federal banking agencies and the FDIC, as insurer, to take prompt action to resolve problems within unhealthy banking institutions. All depository institutions are classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines, it becomes subject to increasing regulatory scrutiny and tighter restrictions on operations, management and capital distributions. Based on the current regulatory capital position of each of the Group banks, the Company does not anticipate any adverse consequences from these provisions.

FDICIA further requires an increase in the frequency of "full-scope, on-site" examinations and expands the audit requirements. In addition, federal banking agencies are mandated to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles.

Deposit Institution Conversions - FDICIA permits the merger or acquisition of any depository institution with any other, provided that the transaction is approved by the resulting entity's appropriate federal banking agency. This permits direct mergers between bank and thrift institutions.

Operational Standards - Pursuant to FDICIA, the federal banking agencies adopted real estate lending guidelines which set loan-to-value ("LTV") ratios for different types of real estate loans. An LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount is combined with the amount of all senior liens when calculating the ratio. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

FDICIA also implemented the Truth in Savings Act ("TSA"). The Federal Reserve adopted regulations ("Regulation DD") under the TSA that were effective on June 21, 1993. The purpose of the TSA is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a consumer establishes a deposit account, TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned, (2) the amount of interest earned, (3) the amount of any fees and charges imposed, and (4) the number of days in the reporting period. TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under TSA.

The Interstate Banking Act, however, modifies certain controversial provisions of FDICIA. Specifically, the Interstate Banking Act modifies the safety and soundness provisions contained in Section 39 of FDICIA which required the federal banking agencies to write regulations governing such topics as internal loan controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and whatever else the agencies determined to be appropriate. The Interstate Banking Act exempts bank holding companies from these provisions and requires the federal banking agencies to write guidelines, as opposed to regulations, dealing with these areas. The federal banking agencies are also given more discretion with regard to prescribing standards for banks' asset quality, earnings and stock evaluation.

Another regulation to which the Company and its banking subsidiaries are subject is the Community Reinvestment Act of 1977 ("CRA"). This requires each federal banking agency to use its authority when examining financial institutions to encourage institutions to meet the credit needs of their local communities, consistent with safe and sound operations. As part of the examination of a state bank, the Federal Reserve or the FDIC assesses the bank's performance under the CRA and assigns one of four ratings to the bank, reflecting the bank's record of meeting community credit needs. A financial institution's CRA rating is taken into account by the appropriate agency in evaluating certain applications by the institution, including applications to merge with or acquire another institution and applications to establish branch offices. In addition, members of the general public may oppose a transaction requiring regulatory approval on the ground that the applicant has an inadequate record of meeting community credit needs.

In a more indirect manner than the regulations previously discussed, the monetary and fiscal policies of regulatory authorities, including the Federal
Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowing, the Board of Governors of the Federal Reserve influences the cost and availability of funds obtained for lending and investing.

Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions.
Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida.  The
Company's offices are in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith
Interests General Partnership in which several directors and officers have an interest. Lease payments during 1994 totalled approximately $53,000

As of March 1, 1995 the Company had 29 banking locations. Of the 29 locations, the Company leases either the land or buildings (or both) at 7 locations and owns the land and buildings at the remaining 22.

Item 3.  Legal Proceedings

Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for the Registrant's Securities and Related Stockholder Matters

There is currently no established trading market for the common stock of Capital
City Bank Group, Inc., and therefore, no bid or sale quotations are generally available. Based on sales of stock of which the Company has knowledge, the stock has traded in a range of $24.00 to $30.00 per share for the two-year period ended December 31, 1994, with the most recent trades at $30.00 per share.

Item 6.  Selected Financial And Other Data

                                    For the Years Ended December 31,
                              1994       1993     1992      1991      1990

(Dollars in Thousands, Except Per Share Data)

Interest Income            $ 47,891   $ 46,395  $ 48,306  $ 54,801   $ 58,527
Net Interest Income          33,166     31,555    29,775    28,195     27,851
Provision for Loan Losses     1,246        960     1,216     1,817      3,342
Income Before Accounting
  Change                      8,825      8,728     8,376     7,272      6,590
Net Income                    8,825      8,244     8,376     7,272      6,590

Per Common Share:
    Income Before
      Accounting Changes   $   3.10   $   2.99   $  2.86   $  2.46    $  2.16

    Net Income                 3.10       2.82      2.86      2.46       2.16
    Cash Dividends Declared     .91        .83       .78       .73        .69

    Book Value                25.44      23.56     21.59     19.55      17.89

Based on Net Income:
    Return on Average Assets
      Before Accounting Change  1.18%     1.21%     1.27%     1.15%      1.05%
    Return on Average Assets    1.18      1.14      1.27      1.15       1.05

    Return on Average Equity
      Before Accounting Change 12.51     13.15     13.71     13.07      12.25
    Return on Average Equity   12.51     12.43     13.71     13.07      12.25
    Dividend Payout Ratio      29.34     29.44     27.25     29.65      31.50

Averages for the Year:
    Loans, Net of Unearned
      Interest              $406,873  $381,807  $358,876  $368,555   $378,405
    Earning Assets           666,919   651,042   598,127   571,165    561,741
    Assets                   745,334   722,286   662,150   633,963    624,732

    Deposits                 647,254   630,324   573,162   546,291    537,774
    Long-Term Debt             1,144     1,381     3,156     5,555      5,703
    Shareholders' Equity      70,563    66,328    61,078    55,635     53,791

Year-End Balances:
    Loans, Net of Unearned
      Interest              $420,804  $399,424  $369,911  $364,773   $380,127
    Earning Assets           645,832   675,273   619,929   568,720    555,237

    Assets                   742,630   762,335   686,966   639,540    643,968

    Deposits                 648,174   662,745   597,497   555,092    550,336

    Long-Term Debt                 -     1,900     2,000     4,000      6,225

    Shareholders' Equity      72,400    67,140    63,169    57,723     53,444

    Equity to Assets Ratio      9.75%     8.81%     9.20%     9.03%      8.30%

Other Data:
    Average Shares
      Outstanding          2,847,492 2,924,022 2,932,123 2,958,920  3,049,992
    Shareholders of Record*      761       754       748       731        727

    Banking Locations*            29        30        27        27         26

    Full-Time Equivalent
      Employees*                 489       476       466       469        489

 *As of March 1st of the following year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Review

This section provides supplemental information which should be read in conjunction with the consolidated financial statements and related notes. The
Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the

Company's performance during 1994 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company".

On January 1, 1995, the Company completed a corporate reorganization whereby seven of the Company's ten banking affiliates were merged to form one bank. The new bank, "Capital City Bank" is headquartered in Tallahassee and has twenty offices covering four counties. See Note 17 in the Notes to Financial Statements for further information.

The year-to-date averages used in this report are based on daily balances for each respective year. In certain circumstances comparing average balances for the fourth quarter of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, fourth quarter averages have been presented for analysis and have been clearly noted as such.

Earnings Analysis

In 1994, the Company's earnings were $8.8 million, or $3.10 per share. This compares to earnings of $8.2 million, or $2.82 per share in 1993 and $8.4 million, or $2.86 per share in 1992. The earnings in 1993 of $8.2 million were impacted by the adoption of Statement of Accounting Standards No. 109
("Accounting for Income Taxes"), which resulted in a one-time, non-cash charge of $484,000, or $.17 per share. On a per share basis, earnings increased 9.9% in 1994 versus a decrease of 1.4% in 1993. Factors which had a significant impact on the Company's earnings in 1994, as compared to 1993, include:

* Higher average earning assets and improvement in the margin resulted in an increase in net interest income of $1.6 million.

* Loan growth and a higher level of net charge-offs resulted in an increase in the loan loss provision of $286,000.

* Gains on the sale of real estate of $827,000 and an increase in credit card fees of $620,000 contributed to the growth in noninterest income. This growth was partially offset by a $374,000 reduction in mortgage origination fees and losses on the sale of securities of $146,000.

* Corporate reorganization expense of $731,000 and an increase in credit card processing fees of $485,000 contributed to the increase in noninterest expense.

These and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1

CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands)                       For the Years Ended December 31,
                                             1994         1993          1992
Interest and Dividend Income               $47,891       $46,395       $48,306
Taxable-Equivalent Adjustments               1,657         1,663         1,583
                                            49,548        48,058        49,889
Interest Expense                            14,726        14,840        18,531
Net Interest Income                         34,822        33,218        31,358
Provision for Loan Losses                    1,246           960         1,216
Taxable-Equivalent Adjustments               1,657         1,663         1,583
                                            31,919        30,595        28,559

Noninterest Income                          12,813        12,014        11,478
Noninterest Expense                         32,515        30,572        28,497
Income Before Income Taxes                  12,217        12,037        11,540
Income Taxes                                 3,392         3,309         3,164

Income Before Accounting Change              8,825         8,728         8,376
Cumulative Effect of Accounting Change           -          (484)           --
Net Income                                 $ 8,825       $ 8,244       $ 8,376
Income Per Share Before Accounting Change  $  3.10       $  2.99       $  2.86

Net Income Per Share                       $  3.10       $  2.82       $  2.86

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

In 1994, taxable-equivalent net interest income increased $1.6 million, or 4.8%.
This follows an increase of $1.9 million, or 5.9%, in 1993 and $1.6 million, or 5.4%, in 1992. During 1994, higher levels of earning assets and an increasing net interest margin were the primary factors contributing to the Company's overall increase in taxable- equivalent net interest income.

Table 2
AVERAGE BALANCES AND INTEREST RATES
(Taxable-Equivalent Basis - Dollars in Thousands)
                                       1994                          1993                             1992
                            Average           Average      Average           Average       Average           Average
                            Balance  Interest   Rate       Balance  Interest   Rate        Balance  Interest   Rate
Assets:
  Loans, Net Unearned
    Interest (1)(2)         $406,873  $35,516   8.73%      $381,807  $ 33,579  8.79%       $358,876  $34,898   6.40%
  Taxable Investment
    Securities               146,789    7,271   4.95%       139,875     7,395  5.29%        115,368    7,393   6.51%
  Tax-Exempt Investment
    Securities (2)            71,683    5,092   7.10%        65,256     5,130  7.86%         51,794    4,870   9.40%
  Funds Sold                  41,574    1,669   4.02%        64,104     1,954  3.05%         72,089    2,728   3.79%
  Total Earning Assets       666,919   49,548   7.43%       651,042    48,058  7.38%        598,127   49,889   8.34%
  Cash & Due From Banks       46,445                         45,536                          40,346
  Allowance Loan Losses       (7,766)                        (7,641)                         (7,877)
  Other Assets                39,736                         33,349                          31,554
     TOTAL ASSETS           $745,334                       $722,286                        $662,150

Liabilities:
  NOW Accounts              $ 92,957    1,809   1.95%      $ 78,119   $ 1,617  2.09%       $ 67,155   $1,770   2.64%
  Money Market Accounts       76,173    1,731   2.27%        80,036     l,779  2.24%         74,082    2,316   3.13%
  Savings Accounts           107,741    2,598   2.41%       113,850     2,953  2.59%         92,053    3,652   3.97%
  Other Time Deposits        214,068    7,853   3.67%       208,729     7,864  3.77%        211,354   10,047   4.75%
  Total Interest
    Bearing Deposits         490,939   13,991   2.85%       480,734    14,213  2.96%        444,644   17,785   4.00%
  Funds Purchased             18,291      650   3.55%        17,765       548  3.08%         18,163      535   2.95%
  Other Borrowed Funds           844       31   3.67%         1,069        23  2.18%          1,072       32   3.02%
  Long-Term Debt               1,144       54   4.72%         1,381        56  4.06%          3,156      179   5.66%
  Total Interest
    Bearing Liabilities      511,218   14,726   2.88%       500,949    14,840  2.97%        467,035   18,531   3.97%
  Noninterest Bearing
    Deposits                 156,315                        149,590                         128,518
  Other Liabilities            7,238                          5,419                           5,519

  TOTAL LIABILITIES          674,771                        655,958                         601,072

Shareholders' Equity:
  Common Stock                    31                             31                              31
  Surplus                      5,852                          5,857                           5,858
  Retained Earnings           64,680                         60,440                          55,189
TOTAL SHAREHOLDERS'
  EQUITY                      70,563                         66,328                          61,078
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY      $745,334                       $722,286                        $662,150

Interest Rate Spread                            4.55%                          4.41%                           4.37%

Net Interest Income                  $ 34,822                        $ 33,218                       $ 31,358
Net Interest Margin (3)                         5.22%                          5.10%                           5.24%
<F1>
(1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately $1,619,000, $1,610,000, and $1,377,000 in 1994, 1993 and 1992, respectively.
<F2>
(2) Interest income includes the effects of taxable-equivalent adjustments, using a 34% tax rate to adjust interest on tax-exempt loans and securities to a taxable-equivalent basis.
<F3>
(3) Net interest income divided by earning assets.

Table 3


RATE/VOLUME ANALYSIS(1)
(Dollars in Thousands)
                                                          1994 Change From 1993              1993  Change From 1992
                                                                         Due  To                             Due  To
                                                                         Average                             Average
                                                         Total   Volume   Rate              Total   Volume    Rate
Earning Assets:
  Loans, Net of Unearned Interest(2)                    $ 1,936   $2,204  $(268)           $(1,319) $1,468 $(2,787)
  Investment Securities:
    Taxable                                                (124)     365   (489)                 2   1,595  (1,593)
    Tax Exempt (2)                                          (37)     505   (542)               260   1,266  (1,006)
  Funds Sold                                               (285)    (687)   402               (774)   (303)   (471)

  Total                                                   1,490    2,387   (897)            (1,831)  4,026  (5,857)

Interest Bearing Liabilities:
  NOW Accounts                                              192      310   (118)              (153)    289    (442)
  Money Market Accounts                                     (48)     (87)    39               (537)    186    (723)
  Savings Accounts                                         (355)    (158)  (197)              (699)    865  (1,564)
  Other Time Deposits                                       (12)     201   (213)            (2,183)   (125) (2,058)
  Funds Purchased                                           102       16     86                 13     (12)     25
  Other Borrowed Funds                                        8       (5)    13                 (9)      -      (9)
  Long-Term Debt                                             (2)     (10)     8               (123)   (100)    (23)

  Total                                                    (115)     267   (382)            (3,691)  1,103  (4,794)

Change in Net Interest Income                            $1,605   $2,120  $(515)            $1,860  $2,923 $(1,063)
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

Interest rates, after declining for the last several years, increased sharply in 1994. The prime rate increased from 6.00% to 8.50% and the Federal Reserve Bank's discount rate has increased from 3.0% to 4.75%.

The Company's taxable-equivalent yield on average earning assets of 7.43% reflected little change from 7.38 in 1993, compared to a 96 basis point decrease from 8.34% to 7.38% in 1993. A review of the quarterly yields during 1994, however, reveals a sharp increase as the yield rose from 7.20% in the first quarter to 7.72% in the fourth. Improvement in the quarterly yield during 1994 is attributable to both higher interest rates and loan volume, which increased steadily throughout the year. The loan portfolio, which is the largest and highest yielding component of earning assets, increased from 59.5% in the fourth quarter of 1993 to 63.6% in the fourth quarter of 1994. The lower yields on earning assets in 1992 and 1993 are reflective of the interest rate environment during those years and sluggish loan volume.

The average rate paid on interest bearing liabilities in 1994 was 2.88% versus 2.97% in 1993 and 3.97% in 1992. In prior years, the lower average rates were reflective of lower interest rates and a favorable deposit mix, as certificates of deposits which are generally the most expensive source of funds, declined relative to total funding sources. As rates rose in 1994, the average rate paid increased to a level of 3.23% during the fourth quarter and certificates of deposit began increasing as a percent of funding sources.

The Company's interest rate spread (defined as the taxable-equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 14 basis points in 1994 and 4 basis points in 1993. Improvement in the interest rate spread is primarily attributable to a reduction in the average rate paid on interest bearing liabilities.

The Company's net interest margin (defined as taxable-equivalent interest income less interest expense divided by average earning assets) increased to 5.22% in 1994, compared to 5.10% in 1993 and 5.24% in 1992. The increase in 1994 is attributable to the improved spread and a reduction in the volume of earning assets funded through interest bearing liabilities.

During the fourth quarter of 1994 the interest rate spread and net interest margin declined slightly relative to the prior quarter. With increasing competition and pricing pressures for both assets and liabilities, these relatively strong margins will be difficult to maintain. During 1995, opportunities to profitably employ investable funds in the loan portfolio without compromising credit quality will be key to management's ability to maintain strong margins in 1995.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition".

Provision for Loan Losses

The provision for loan losses was $1.2 million in 1994 versus $960,000 in 1993 and $1.2 million in 1992. The increase in 1994 enabled the Company to cover net charges to the allowance for loan losses and to maintain the level of the allowance at 1.79% of outstanding loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the potential for loss inherent in the portfolio at year-end. See the section entitled "Financial Condition" for further discussion regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                       1994      1993      1992

     Provision for Loan Losses as a
       Multiple of Net Charge-offs      1.0x     1.0x      0.9x
     Pre-tax Income Plus Provision
       for Loan Losses as Multiple
       of Net Charge-offs              10.5x    13.7x      9.8x

Noninterest Income

Noninterest income increased $799,000, or 6.6%, in 1994 compared with $536,000, or 4.7%, in 1993. Factors affecting noninterest income are discussed below. In 1994, trust fees increased $37,000, or 5.8%, due to an increase in assets under management which grew $12.7 million, or 14.0%. Assets under management totalled $103.4 million at December 31, 1994. Trust fees increased $60,000, or 10.3%, in 1993, reflecting growth of $18.3 million, or 25.3%, in assets under management and repricing of certain services.

Service charges on deposit accounts decreased $193,000, or 3.4%, in 1994, compared to a decrease of $51,000, or 0.9%, in 1993. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges.

Data processing revenues increased $54,000, or 2.3%, in 1994 versus an decrease of $66,000, or 2.7%, in 1993. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. In recent years, growth in revenues has been provided by processing for clients other than financial institutions. Non-financial revenues represented approximately one half of the total processing revenues in 1994. In 1993, the reduction in revenues was primarily attributable to the repricing of certain servicing agreements.

Net losses from the sale of securities recognized during 1994 totalled $147,000, versus a gain of $28,000 in 1993. The net loss recognized in 1994 consisted of gross gains of $13,000 and losses of $160,000. Of the $160,000 in losses, $152,000 reflects management's decision to sell approximately $7,000,000 in securities (including U.S. Governments and municipals) and reinvest the proceeds in higher yielding securities. All other gains and losses recognized in 1994 and 1993 were related to the redemption of principal from mortgage-backed securities and bonds which were called during the year.

Securities sold in 1994 were sold from the Available for Sale portfolio. See Notes 1 and 3 in the Notes to Financial Statements for additional information on the Company's investment portfolio, including the recognition of gains and losses and the adoption of SFAS No. 115.

Other noninterest income increased $1.1 million, or 32.0%, in 1994 versus $562,000, or 20.1% in 1993. The primary factors impacting other noninterest income in 1994, were gains on the sale of real estate and credit card fees which increased $827,000 and $620,000, respectively, over the prior year and a reduction in mortgage origination fees of $374,000. Gains on the sale of real estate were comprised of $430,000 recognized on the sale of Other Real Estate and $397,000 on the sale of bank premises. In 1993, real estate gains totalled $225,000 which was up just slightly over 1992. While several factors impacted credit card fees, the majority of the increase is attributable to volume. The Company originates residential mortgage loans to sell in the secondary market. Loan origination in 1994 fell from $55.5 million in 1993 to $34.8, contributing to the $374,000, or 38.0% decline in origination fees. Higher origination volume in 1993 generated an increase in fees of $477,000, or 93.8%, over 1992.

Noninterest income as a percent of average earning assets represented 1.92% in 1994 compared to 1.85% in 1993 and 1.92% in 1992.

Noninterest Expense

Total noninterest expense for 1994 was $32.5 million, an increase of $1.9 million, or 6.4%, over 1993, compared with an increase of $2.1 million, or 7.3%, in 1993. The most significant factors impacting the Company's noninterest expense during 1994 were costs associated with the Company's corporate reorganization, an increase in credit card processing expense and compensation.

The Company's compensation expense totalled $17.1 million, an increase of $904,000, or 5.6%, over 1993. Salaries and wages increased $732,000, or 5.6%, due to annual raises and an increase in the number of offices opened for a full year in 1994. Additionally, the Company's pension expense increased $214,000, or 31.7%. In 1994 management revised the interest rate assumptions incorporated in the pension plan to reflect the lower interest rate environment. Lower rates reduced projected earnings on the plan assets and increased current funding requirements, both of which result in higher pension expense. In 1995, based on the current level of interest rates, management plans to revise the rate assumptions to incorporate a higher interest rate which should have a favorable impact on the Company's pension expense in 1995. The Company's compensation expense totalled $16.2 million in 1993, an increase of $1.6 million, or 11.4%, over 1992. In 1993, factors which impacted the Company's compensation expense, included the addition of three new offices which added 13 employees, higher pension expense and implementation of the Company's 1992 Stock Incentive Plan. Nineteen ninety-three was the first year the Company incurred stock compensation expense as plan participants became eligible to earn shares under the Plan. The expense for 1993 and 1994 of $354,000 and $257,500, respectively, reflects the cost of shares earned in each year, plus an allocation of expense for shares eligible for issuance in future years.

Occupancy expense (including furniture, fixtures & equipment) was up by $162,000 (3.2%) and $207,000 (4.2%) in 1994 and 1993, respectively. During 1994, the
Company completed building renovations, opened a new operations center and acquired an additional banking location. Depreciation, property taxes, and maintenance and repairs associated with the new and existing facilities were the primary expense categories contributing to the overall increases in both 1994 and 1993. During the second half of 1994, depreciation expense began to increase as renovations were completed and new facilities were placed into service. As a result of these increases plus planned capital expenditures it is anticipated depreciation expense will continue to increase throughout 1995.

Other noninterest expense increased $877,000, or 9.4%, in 1994, compared to an increase of $215,000, or 2.4%, in 1993. The increase in 1994 is attributable to corporate reorganization expenses and an increase in credit card processing fees. Corporate reorganization expenses prior to year-end 1994 totaled $731,000, consisting primarily of expenses associated with advertising/public relations, fixed asset disposals, legal/filing fees and printing/supplies.
While several factors impacted credit card processing fees, the primary factors were an increase in the number of merchant accounts and the purchase of a credit card portfolio which significantly increased the cardholder base. The increase in 1993 of $215,000 is primarily associated with the opening of three new offices. Offsetting a significant portion of the increase due to expansion was a reduction of $497,000 in the costs associated with other real estate, including write-downs and related expenses.

Net noninterest expense (defined as noninterest income minus noninterest expense) as a percent of average earning assets was 2.95% in 1994 compared to 2.85% in 1993 and 1992. The increase over prior years is attributable to the expense of corporate reorganization.

Income Taxes

The consolidated provision for federal and state income taxes was $3.4 million in 1994 compared to $3.3 million in 1993 and $3.2 million in 1992. The increases in the tax provision over the last three years is primarily attributable to the higher level of taxable income.

The effective tax rate was 27.8% in 1994, 27.5% in 1993 and 27.4% in 1992. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate is primarily attributable to the decreasing level of tax-exempt income relative to pre-tax income. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 25.11% in 1994, 26.8% in 1993 and 26.6% in 1992.

Change in Accounting Principle

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which changed the method of accounting to the "liability" method from the "deferred" method previously required by Accounting Principles Board Opinion No. 11. The cumulative effect of adopting the new accounting standard was a reduction in the Company's net income of $484,000, which was recognized in the first quarter of 1993. See Note 1 in the Notes to Financial Statements.

Financial Condition

Average assets increased $23.0 million, or 3.2%, from $722.3 million in 1993 to $745.3 million in 1994. Average earning assets increased to $666.9 million in 1994, a $15.9 million, or 2.4% increase over 1993. After experiencing a reduction in loans in 1991 and 1992, loan volume began to improve in 1993. Including $13.2 million in loans acquired through branch acquisitions in 1993, loans grew $22.9 million, or 6.4%. This growth continued in 1994 as loans increased $25.1 million, or 6.6%. The Company's average investment portfolio increased $13.3 million, or 6.5%. Funding for growth in the loan and investment portfolios, as well as an increase in the Company's fixed assets, was provided by deposit growth of $16.9 million, or 2.7%, and a reduction in the federal funds sold position of $22.5 million, or 35.1%.

Table 2 on page 15 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

While very sluggish in 1991 and 1992, loan activity began to increase in the latter half of 1993 and continued throughout 1994. In recent years, loan growth has been impacted by a number of factors including general economic conditions, particularly in the real estate market; continued emphasis on credit quality and an effort by the State of Florida to control growth.

Local markets served by Group banks were generally improved during 1994. As interest rates began to rise, certain activity was adversely affected including automobile sales and housing construction. These areas of activity have contributed appreciably to loan demand in the past and the decrease in demand seems to be in the early stages.

The general deterioration in economic conditions, particularly in the real estate market, during the period 1990 to 1993, resulted in refinement of underwriting standards and a sharper focus on credit quality. Lending is a major component of the Company's business and is key to profitability. While management strives to grow the Company's loan portfolio, it can do so only by adhering to sound banking principles applied in a prudent and consistent manner. Management is hopeful that 1995 will show signs of economic improvement, affording opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings.

Table 4

SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)
                                1993 to     Percentage                 Components
                                 1994        of Total            of Total Earnings Assets
                                Change        Change             1994       1993     1992
Loans:
  Commercial, Financial
    and Agricultural           $ 1,660            10.5%          6.6%       6.5%      7.0%
  Real Estate - Construction      (371)           (2.3)          3.1        3.2       3.8
  Real Estate - Mortgage        22,181           139.7          38.0       35.5      35.2
  Consumer                       1,595            10.0          13.3       13.5      14.0
    Total Loans                 25,065           157.9          61.0       58.7      60.0

Securities:
  Taxable                        6,914            43.5          22.0       21.5      19.3
  Tax-Exempt                     6,428            40.5          10.8       10.0       8.7
    Total Securities            13,342            84.0          32.8       31.5      28.0

Funds Sold                     (22,530)        (141.90)          6.2        9.8      12.0

  Total Earning Assets         $15,877           100.0%        100.0%     100.0%    100.0%

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Consistent with bank regulatory reporting requirements, Bankers' Acceptances purchased (as opposed to originated) and Term Federal Funds (funds placed with another financial institution generally having a maturity of less than 90 days) are classified as loans and included in the commercial loan category. Management views these instruments not as loans but as investment alternatives in managing short-term liquidity. Bankers' Acceptances and Term Federal Funds, combined, totalled $1.0 million, $6.5 million and $14.7 million at December 31, 1994, 1993 and 1992, respectively.

The Company's average loan-to-deposit ratio increased from 60.6% in 1993 to 62.9% in 1994 and by year-end had reached a level of 64.9%. Although the Company experienced loan growth in 1993, the ratio declined from 62.6% in 1992 to 60.6%. The reduction in this percentage was attributable more to the acquisition of $44 million in deposits than the lack of loan growth.
Real estate construction and mortgage loans, combined, represented 65.7% of total loans in 1994 versus 65.4% in 1993. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

Table 6 arrays the Company's total loan portfolio as of December 31, 1994, based upon repricing opportunities. Loans are arrayed as to those which can be repriced in one year or less, over one through five years and over five years. Demand loans and overdrafts are reported in the category of one year or less.
As a percent of the total portfolio, loans with a fixed interest rate have declined from 46.9% in 1993 to 40.2% in 1994.

Allowance for Loan Losses

Management attempts to maintain the allowance for loan losses at a level sufficient to provide for potential losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. The evaluations are based on the collectibility of loans and take into consideration such factors as growth and composition of the loan portfolio, evaluation of potential losses, past loss experience and general economic conditions. As part of these evaluations, management reviews all loans which have been classified internally or through regulatory examination and, if appropriate, allocates a specific reserve to each of these individual loans. Further, management establishes a general reserve to provide for losses inherent in the loan portfolio which are not specifically identified. The general reserve is based upon management's evaluation of the current and forecasted operating and economic environment coupled with historical experience. The allowance for loan losses is compared against the sum of the specific reserves plus the general reserve and adjustments are made, as appropriate. Table 7 analyzes the activity in the allowance over the last five years.

Table 5
LOANS BY CATEGORY
(Dollars in Thousands)
                                            As of December 31,
                                 1994      1993     1992     1991     1990
Commercial, Financial and
  Agricultural                $ 39,288  $ 46,963   $57,188  $57,692  $78,279
Real Estate - Construction      24,314    22,968    19,103   18,714   14,527
Real Estate - Mortgage         255,755   242,741   212,080  208,091  206,600
Consumer                       106,656    93,895    89,848   89,529   90,468
  Total Loans                 $426,013  $406,567  $378,219 $374,026 $389,874

Table 6


LOAN REPRICING OPPORTUNITIES
(Dollars in Thousands)
                                             Repricing Periods

                                                  Over  One     Over
                                    One Year       Through      Five
                                    Or  Less      Five Years    Years      Total
Commercial, Financial and
  Agricultural                     $ 33,097       $  4,384    $ 1,807   $ 39,288
Real Estate                         213,878         56,058     10,133    280,069
Consumer                             59,558         46,929        169    106,656
     Total                         $306,533       $107,371    $12,109   $426,013

Loans with Fixed Rates             $ 79,498       $ 80,761    $10,937   $171,196
Loans with Floating or
  Adjustable Rates                  227,035         26,610      1,172    254,817

     Total                         $306,533       $107,371    $12,109   $426,013

The allowance for loan losses at December 31, 1994 of $7.6 million equals 1.79% of year-end loans. While the amount of the allowance has remained relatively constant at $7.6 million since 1992, the allowance as a percent of total loans
has declined from 2.05% in 1992 to 1.79% in 1994.   The lower percentage is
attributable to a reduction in the Company's nonperforming loans. See the section entitled "Risk Element Assets" for a further discussion.

Management closely monitors its nonperforming loans, allocated reserves and any potential for loss. With the uncertainty surrounding the economy in recent years and the level of nonperforming loans, management considered it prudent to maintain the allowance at a level above that of historical levels. As mentioned above, the level of the allowance as a percent of total loans declined in 1994. If, during 1995, management is successful in further reducing the level of nonperforming loans, net charge-offs remain low and the economy continues to show evidence of improvement, management may consider a further reduction in the level of the allowance relative to total loans.

There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing a provision, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 1994, is adequate to absorb losses from loans in the portfolio as of year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the last five years. The unallocated portion of the allowance is the residual after allocating to specific loan categories and is intended to provide a cushion to absorb unidentified inherent losses.

Table 7

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                           For the Years Ended December 31,
                                      1994   1993     1992      1991      1990

Balance at Beginning of Year        $7,594  $7,585   $7,670    $7,526   $6,168

Charge-Offs:
Commercial, Financial
  and Agricultural                     575     556      511       724      878
Real Estate - Construction               -       -       33         -        -
Real Estate - Mortgage                 315      81      460       175      169
Consumer                               865     884      929     1,263    1,331
Total Charge-Offs                    1,755   1,521    1,933     2,162    2,378

Recoveries:
Commercial, Financial
  and Agricultural                     104     198      231       177      126
Real Estate - Construction               -       -        -         -        -
Real Estate - Mortgage                  12       8        7        18       14
Consumer                               350     364      394       294      254
  Total Recoveries                     466     570      632       489      394

Net Charge-Offs                      1,289     951    1,301     1,673    1,984
Provision for Loan Losses            1,246     960    1,216     1,817    3,342
Balance at End of Year              $7,551  $7,594   $7,585    $7,670   $7,526

Ratio of Net Charge-Offs During
  Year to Average Loans Out-
  standing, Net of Unearned Interest   .32%    .25%    .36%       .45%     .52%
Allowance for Loan Losses as
  Percentage of Loans, Net of Un-
  earned Interest, at End of Year     1.79%   1.90%   2.05%      2.10%    1.98%
Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         5.86x   7.99x   5.83x      4.58x    3.79x

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

The Company's nonaccruing loans decreased $5.1 million, or 54.3%, from a level of $9.4 million at December 31, 1993 to $4.3 million at December 31, 1994. During 1994, loans totalling approximately $2.1 million were placed on nonaccrual, while loans totalling $7.1 million were removed from nonaccruing status. Of the $2.1 million, three credit relationships comprised $1.3 million of the total. All three relationships are secured with real estate and management has allocated specific reserves to these credits to absorb anticipated losses. Of the $7.1 million removed from the nonaccrual category, $2.2 million consists of principal reductions, $2.1 consists of loans which were brought current and returned to an accrual basis and $1.9 million consists of loans which were refinanced. The remaining decrease of $1.0 million represents loans which were either charged off or transferred to other real estate.

Table 8

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                  1994             1993              1992              1991              1990
                                 Percent          Percent           Percent           Percent          Percent
                                of Loans         of Loans          of Loans          of Loans         of Loans
                                 in Each          in Each           in Each           in Each          in Each
                        Allow-  Category  Allow- Category  Allow-  Category  Allow-  Category  Allow- Category
                        ance    To Total  ance   To Total  ance    To Total  ance    To Total  ance   To Total
                        Amount  Loans     Amount Loans     Amount  Loans     Amount  Loans     Amount Loans
Commercial, Financial
and Agricultural       $  442      9.3%  $  936     11.6%  $1,416    15.1%   $1,699    15.4%   $1,293    20.1%
Real Estate:
  Construction            187      5.7%     501      5.6%     647     5.0%      955    5.0%       628     3.7%
  Mortgage              2,938     60.0%   2,459     59.7%   2,715    56.1%    2,148   55.7%     3,354    53.0%
Consumer                  963     25.0%     420     23.1%     425    23.8%      741   23.9%     1,402    23.2%
Not Allocated           3,021        -    3,278        -    2,382       -     2,127      -        849       -
Total                  $7,551    100.0%  $7,594    100.0%  $7,585   100.0%   $7,670  100.0%    $7,526   100.0%

Table 9

RISK ELEMENT ASSETS
(Dollars in Thousands)
                                                 As of December 31,
                                      1994     1993    1992    1991     1990

Nonaccruing Loans                   $4,278  $ 9,353  $ 6,987 $ 8,423  $10,898
Restructured                         1,694       65      169     176      297
Total Nonperforming Loans            5,972    9,418    7,156   8,599   11,195
Other Real Estate                    1,581    3,466    4,416   4,385    3,253
Total Nonperforming Assets          $7,553  $12,884  $11,572 $12,984  $14,448

Past Due 90 Days or More            $  258  $   104  $ 2,564 $   622  $ 1,671

Nonperforming Loans to Loans,
  Net of Unearned Interest            1.42%   2.36%    1.93%   2.36%    2.95%
Nonperforming Assets to Loans,
  Net of Unearned Interest
  Plus Other Real Estate              1.79%   3.20%    3.09%   3.52%    3.77%
Nonperforming Assets to Capital(1)    9.45%  17.24%   16.36%  19.86%   23.70%
Reserve to Nonperforming Loans      126.44%  80.64%  105.99%  89.20%   67.23%

(1) For computation of this percentage, "capital" refers to shareholders' equity plus the allowance for loan losses. The majority of nonaccrual loans are collateralized with real estate. Management continually reviews these loans and believes specific reserve allocations are sufficient to cover the loss exposure associated with these loans.

Interest on nonaccrual loans is recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If nonaccruing loans had been on a fully accruing basis, interest income recorded would have been $474,000 higher for the year ended December 31, 1994.

Restructured loans are loans with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower. The difference in interest income which would have been recorded under the original terms of the restructured loans and the interest income recognized for the year ended December 31, 1994 was $55,200.

Other real estate totalled $1.6 million at December 31, 1994, versus $3.5 million at December 31, 1993. This category includes property owned by Group banks which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 1994, the Company added properties totalling $354,000 and liquidated, partially or completely, properties totalling $2.3 million, resulting in a net reduction in other real estate of $1.9 million. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totalled $597,000 at December 31, 1994.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Group banks, and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. The seven banks which were merged on January 1, 1995, to form Capital City Bank are located within a thirty-mile radius of one another and comprise 81% of the Company's total loans at year-end. Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At December 31, 1994, approximately 66% of the portfolio consisted of real estate loans. Residential properties comprise approximately 54% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 1994, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management will continue to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

The Company's average investment portfolio increased $13.3 million, or 6.5%, during 1994. This followed an increase of $38.0 million, or 22.7%, in 1993. As a percent of average earning assets, the investment portfolio has increased to a level of 32.8% in 1994 from 21.9% in 1991. The significant increase in the size of the portfolio relative to earning assets is attributable to the slowdown in loan production.

In 1994, average taxable investments increased $6.9 million, or 4.9%, while tax-exempt investments increased $6.4 million, or 9.8%. Since the enactment of the Tax Reform Act of 1986, which significantly reduced the tax benefits associated with tax-exempt investments, management has monitored the level of tax-exempt investments and, until 1992, consistently reduced its holdings. Even with the growth in tax-exempt investments in the last two years, the tax- exempt portfolio as a percent of average earning assets has declined from 18.9% in 1986 to 10.7% in 1994. Management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. In 1994, the Company adopted SFAS No. 115 -- "Accounting for Investments in Certain Debt and Equity Securities". In accordance with the new accounting pronouncement, securities are to be classified as "Held to Maturity", "Available for Sale" or "Trading". To be classified as Held to Maturity, management must have both the ability and the positive intent to hold securities to maturity. Securities in this category are carried on the books at amortized cost. It is not management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a Trading portfolio. However, management felt it was prudent to establish an Available for Sale portfolio in order to provide the flexibility necessary to properly manage the Company's interest rate risk and liquidity position. Upon adoption of SFAS No. 115, management classified approximately 30% of the total investment portfolio as Available for Sale. Securities in the Available for Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At December 31, 1994, shareholders' equity included a net unrealized loss of $884,000. See the section entitled "Accounting Pronouncements" and Notes 1 and 3 in the Notes to Financial Statements for a further discussion of SFAS No. 115.

Historically, when purchasing securities management has had both the ability and intent to hold the securities for the foreseeable future and sales, including the gains or losses recognized from such sales, were minimal. In 1994, the Company sold approximately $7,000,000 in securities, incurring a net pre-tax loss of $152,000, in order to invest in higher yielding securities. These securities were sold from the Available for Sale portfolio and there were no sales from the Held to Maturity portfolio in 1994.

In 1993, proceeds from the sale of securities were nominal. However, proceeds from "called" bonds and principal redemption of mortgage-backed securities totalled $31.7 million and the related gains and losses totaled $69,000 and $41,000, respectively.

The average maturity of the total portfolio at December 31, 1994 and 1993, was
2.41 and 2.34 years, respectively. See Table 11 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yields of the Held to Maturity and Available for Sale portfolios at December 31, 1994, were 5.56% and 6.25%, respectively versus 5.51% for the total portfolio in 1993. The quality of the municipal portfolio at such date is depicted in the chart below. There were no investments in obligations of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareholders' equity at December 31, 1994.

The net unrealized loss in the total portfolio at December 31, 1994, of $6.8 million compares with a gain of $2.7 million at December 31, 1993. See Note 3 in the Notes to Financial Statements for a breakdown of unrealized gains and losses by portfolio. Tables 10 and 11 present a detailed analysis of the Company's investment securities as to type, maturity and yield.

      MUNICIPAL PORTFOLIO QUALITY

               Carrying Value
Moody's Rating    (000's)      Percentage

AAA              $40,733          59.9%
AA-1                 870           1.3%
AA                 2,685           3.9%
A-1                5,560           8.2%
A                 10,060          14.7%
BAA                1,000           1.5%
Not Rated(1)       7,130          10.5%
Total            $68,038         100.0%

(1) Of the securities not rated by Moody's, $4.5 million are rated "A" or higher by S&P.

Table 10


DISTRIBUTION OF INVESTMENT SECURITIES
(Dollars In Thousands)

                                                     1994
                              Amortized    Unrealized    Unrealized      Market
Held To Maturity                Cost         Gains         Losses         Value

U.S. Treasury                 $  72,979    $        -   $     1,681   $   71,298
U.S. Government Agencies
  and Corporations               23,018             3         1,415       21,606
States and Political
  Subdivisions                   49,125           135         2,027       47,233
Mortgaged Backed Securities       3,005             1           182        2,824
Other Securities                  2,314             -           272        2,042
  Total Investment Securities $ 150,441    $      139    $    5,577   $  145,003


                                                     1994

                              Amortized    Unrealized    Unrealized      Market
Available For Sale              Cost         Gains         Losses         Value

U.S. Treasury                 $  18,634    $        -    $      180  $    18,454
U.S. Government Agencies
  and Corporations                7,041             2           443        6,600
States and Political
  Subdivisions                   19,641            77           805       18,913
Mortgaged Backed Securities       2,932             -            32        2,900
Other Securities                  1,981             1             2        1,980
  Total Investment Securities $  50,229    $       80    $    1,462  $    48,847

Table 11


MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
(Dollars in Thousands)

HELD TO MATURITY
                                                As of December 31, 1994

                                                              Weighted
                                   Amortized Cost    Market Value   Average
Yield(1)
U. S. GOVERNMENTS
  Due in 1 year or less               $ 29,781          $ 29,375         4.24%
  Due over 1 year thru 5 years          66,216            63,530         5.33%
  Due over 5 years thru 10 years             -                 -            -
  Due over 10 years                          -                 -            -
    TOTAL                             $ 95,997          $ 92,905         4.99%

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less               $  6,963          $  6,965         7.19%
  Due over 1 year thru 5 years          26,560            25,829         6.99%
  Due over 5 years thru 10 years        14,560            13,437         6.39%
  Due over 10 years                      1,042             1,002         8.22%
     TOTAL                            $ 49,125          $ 47,233         6.87%

MORTGAGED BACKED SECURITIES
  Due in 1 year or less               $      -          $      -            -
  Due over 1 year thru 5 years           1,630             1,571         6.55%
  Due over 5 years thru 10 years           460               457         8.10%
  Due over 10 years                        915               795         6.31%
     TOTAL                            $  3,005          $  2,823         6.72%

Other Securities                      $  2,314          $  2,042
Total Investment Securities           $150,441          $145,003


AVAILABLE FOR SALE
                                                As of December 31, 1994
                                                              Weighted
                                   Amortized Cost    Market Value   Average
Yield(1)
U. S. GOVERNMENTS
  Due in 1 year or less               $  7,536          $  7,498         4.09%
  Due over 1 year thru 5 years          17,644            17,123         6.00%
  Due over 5 years thru 10 years           495               433         5.47%
  Due over 10 years                          -                 -            -
    TOTAL                             $ 25,675          $ 25,054         6.38%

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less               $  1,931          $  1,947         8.48%
  Due over 1 year thru 5 years          12,214            11,901         7.15%
  Due over 5 years thru 10 years         5,496             5,065         6.35%
  Due over 10 years                          -                 -            -%

     TOTAL                            $ 19,641          $ 18,913         6.64%

MORTGAGED BACKED SECURITIES
  Due in 1 year or less               $      -          $      -            -
  Due over 1 year thru 5 years           2,409             2,381         6.94%

  Due over 5 years thru 10 years           523               519         5.68%
  Due over 10 years                          -                 -            -%
     TOTAL                            $  2,932          $  2,900         6.71%

Other Securities                      $  1,981          $  1,980
Total Investment Securities           $ 50,229          $ 48,847

AVERAGE MATURITY (In Years)                        AS OF DECEMBER 31, 1994

                                           Held To Maturity   Available For Sale
U. S. Governments                                1.56                 1.61
State and Political Subdivisions                 3.73                 3.67
Mortgaged Backed Securities                      6.27                 2.97
     TOTAL                                       2.38                 2.53
<F1>
(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable-equivalent basis using a 34% tax rate.

Deposits And Funds Purchased

Average total deposits increased from $630.3 million in 1993 to $647.3 million in 1994, representing an increase of $17.0 million, or 2.7%. In 1993, deposits increased $57.1 million, or 10.0%. Contributing to this growth was the acquisition of approximately $44.0 million in deposits during the first quarter of 1993.

Since 1991, the Company has experienced growth in noninterest bearing deposits and a shift in funding sources from "Other Time" to other deposit categories. This pattern, which began to reverse in 1994, ran counter to the Company's historical trends in which a majority of the growth was generated from certificates of deposits. During 1994 noninterest bearing deposits continued to represent a significant portion of total deposit growth, but as interest rates rose, depositors began to shift to certificates of deposits. If this shift in the mix of deposits continues in 1995, as management anticipates due to the higher rate environment, it will place additional pressure on the Company's net interest margin.

Table 2 on page 15 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 12 reflects the shift in the Company's deposit mix over the last three years and Table 13 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average funds purchased, which are composed of federal funds purchased and securities sold under agreements to repurchase, increased $526,0000, or 3.0%.

Federal Funds Purchased and Securities Sold
Under Repurchase Agreements
(Dollars in Thousands)

                     1994    1993      1992

Year End Balance   $13,964  $23,264  $17,561
Rate at Year End      5.38%    2.78%    2.53%
Average Balance    $18,291  $17,765  $18,163
Average Rate          3.55%    3.08%    2.95%
Maximum Outstanding
  at Month-End     $35,516  $27,449  $26,441

Table 12

SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)

                      1993 to    Percentage
                       1994       of Total        Components of Total Deposits
                      Change       Change         1994        1993        1992

Noninterest Bearing
  Deposits             $6,725       39.7%         24.1%       23.7%       22.4%
NOW Accounts           14,838       87.7          14.3        12.4        11.7
Money Market Accounts  (3,863)     (22.8)         11.8        12.7        12.9
Savings                (6,108)     (36.1)         16.7        18.1        16.1
Other Time              5,338       31.5          33.1        33.1        36.9
     Total Deposits   $16,930      100.0%        100.0%      100.0%      100.0%



Table 13

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)

                                              December 31, 1994
                                Time Certificates of Deposit     Percent

Three months or less                      $14,652                 35.9%
Over three through six months              12,305                 30.2
Over six through twelve months              8,976                 22.0
Over twelve months                          4,841                 11.9
     Total                                $40,774                100.0%

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

The Company maintains two established credit facilities with each facility offering $6.0 million in available credit, enabling the Company to borrow up to $12 million for general corporate purposes. One facility matures every two years and has historically been renewed at each maturity. The other facility matures annually and may be renewed or, with the lender's approval, the balance outstanding at maturity may be converted to a term loan which amortized in twenty-four equal quarterly installments. Historically, management has chosen to renew this facility at each maturity instead of selecting the term loan option. These credit facilities mature on January 24, 1996 and July 21, 1995, respectively. As of December 31, 1994, the Company had no debt outstanding under either facility. There were no additional funds borrowed during 1994, and the Company made principal reductions totalling $1.9 million. The average rate on debt outstanding during 1994 was 4.72%. See Note 8 in the Notes to Financial Statements for additional information on the Company's debt.

The Company's long-term debt agreements impose certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. Based on the Company's current financial condition, these limitations and/or regulations do not impair the Company's ability to meet its cash obligations or limit the Company's ability to pay future dividends on its common stock. See Notes 8 and 12 in the Notes to Financial Statements for additional information.

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1994, the Company had $102.0 million in commitments to extend credit and $1.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. If obligations arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures will approximate $6.3 million over the next twelve months. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareholders' equity as of December 31, for each of the last three years is presented below.

Shareholders' Equity
(Dollars in Thousands)

                   1994     1993     1992

Common Stock      $   31   $   31   $    31
Surplus            5,852    5,857     5,857
Unrealized Losses   (884)       -         -
Retained Earnings 73,989   67,753    61,937
Subtotal          78,988   73,641    67,825
Treasury Stock    (6,588)  (6,501)   (4,656)
Total Shareholders'
  Equity         $72,400  $67,140   $63,169

The Company continues to maintain a strong capital position. The ratio of shareholders' equity to total assets at year-end was 9.75%, 8.81% and 9.20% in 1994, 1993 and 1992, respectively, which ratios exceeded all minimum required regulatory capital levels. The lower capital ratio in 1993 primarily reflects the purchase of $1.8 million in treasury stock during the year. The Company has traditionally satisfied its regulatory capital requirements through earnings, and expects to continue to do so.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board in effect at December 31,

1994 require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. Capital City Bank Group, Inc., significantly exceeded these capital guidelines, with a total risk-based capital ratio of 16.77% and a Tier I ratio of 15.52%.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, the Company had a leverage ratio of 9.56%, which is in excess of regulatory requirements.

In 1994, the Board of Directors declared dividends totalling $.91 per share, consisting of $.11 per share payable in July 1994 and $.80 per share payable in January 1995. The Company declared dividends of $.83 per share in 1993 and $.78
per share in 1992.   The dividend payout ratio was 29.3%, 29.4% and 27.3% for
1994, 1993 and 1992, respectively. Dividends declared per share in 1994 represented a 9.6% increase over 1993.

At December 31, 1994, the Company's common stock had a book value of $25.44 per share compared to $23.56 in 1993 and $21.59 in 1992. In 1994, book value was impacted by the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the unrealized gains or losses on securities held in the Available for Sale securities portfolio be recorded, net of taxes, as a component of the Company's equity capital. At December 31, 1994, the net unrealized loss was $884,000 which reduced book value by $.31 per share. See Notes 1 and 3 for further discussion of SFAS No. 115.

There is currently no established trading market for the common stock of Capital City Bank Group, Inc., and therefore, no bid or sale quotations are generally available. Based on sales of stock of which the Company has knowledge, the stock has traded in a range of $24.00 to $30.00 per share for the two-year period ended December 31, 1994, with the most recent trades at $30.00 per share.

The Company began a stock repurchase plan in 1989, which remains in effect and provides for the repurchase of up to 300,000 shares. As of December 31, 1994, the Company has repurchased 259,428 shares, of which 5,819 shares were acquired during 1994. The shares acquired in 1994 were purchased at an average cost of $26.00 per share. On January 20, 1995, 6,865 shares were issued to participants for achieving certain established performance goals for the one and two-year periods ended December 31, 1994. The total value of the shares issued was $205,950 based on a stock price of $30.00 per share.

Interest Rate Sensitivity

Table 14 on page 40 presents the Company's consolidated interest rate sensitivity position as of year-end 1994. The objective of interest rate sensitivity analysis is to attempt to measure the impact on the Company's net interest income due to fluctuations in interest rates. Interest rate sensitivity is managed at the bank level, enabling bank management to incorporate its own interest rate projections, liquidity needs and factors specific to the local market into the analysis. The information in Table 14 has been assembled and presented in response to regulatory reporting requirements.

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

Accounting Pronouncements

As discussed in Note 1 in the Notes to Financial Statements, on January 1, 1994, the Company adopted SFAS No. 115, which changed the accounting for certain debt and equity securities from amortized cost to fair value. Those securities classified as Available for Sale were reported at fair value of $48.8 million on December 31, 1994. As required by the new accounting standard, the net unrealized loss on investment securities in the Available for Sale portfolio was recorded, net of taxes, as a separate component of shareholders' equity. This net amount totaled $884,000 at December 31, 1994.

In 1993 the Company adopted SFAS No. 109, "Accounting for Income Taxes," which changed the accounting for income taxes to the asset and liability method from the deferral method previously required by Accounting Principles Board Opinion
11. A tax expense of $484,000 reflecting the cumulative effect of adopting this new standard is included in 1993 net income. The adoption of SFAS No. 109 did not impact the effective tax rate. However, since SFAS No. 109 requires that deferred tax assets and liabilities be adjusted to reflect the effect of tax law or rate changes, the outcome of future tax legislation may have an impact on future income tax expense.

On January 1, 1995, the Company adopted SFAS No. 114 - "Accounting by Creditors for Impairment of a Loan". As a result of applying the new rules, certain impaired loans will be reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of the standard did not have a material impact on the Company's financial position or results of operations.

Table 14

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)
                                                     December 31, 1994
                                                                            Non-Rate
                                                                           Sensitive &
                                  0-90 Days  91-180 Days  181-365 Days    Over One Year    Total
Loans, Net of Unearned Interest   $142,884     $ 53,951     $ 99,724        $ 124,245    $420,804
Investment Securities               12,445       14,755       20,971          151,117     199,288
Funds Sold                          25,740            -            -                -      25,740
     Total Earning Assets          181,069       68,706      120,695          275,362     645,832

Cash, Property and Other Assets                                               104,349     104,349
Less: Allowance for Loan Losses                                                (7,551)     (7,551)
     Total Assets                 $181,069     $ 68,706     $120,695         $372,160    $742,630

Demand Deposits                   $      -     $      -     $      -         $167,710    $167,710
NOW Accounts                        95,540            -            -                -      95,540
Money Market                        71,763            -            -                -      71,763
Savings                            101,009            -            -                -     101,009
Other Time                          60,072       57,385       47,698           46,996     212,151
Total Deposits                     328,384       57,385       47,698          214,706     648,173

Funds Purchased                     13,964            -            -                -      13,964
Other Borrowed Funds                   999            -            -                -         999
Long-Term Debt                           -            -            -                -           -
Other Liabilities                        -            -            -            7,094       7,094
Shareholders' Equity                     -            -            -           72,400      72,400
     Total Liabilities
     & Shareholders' Equity      $ 343,347    $  57,385     $ 47,698         $294,200    $742,630

Interest Rate Sensitivity Gap    $(162,278)   $  11,321     $ 72,997

Cumulative Interest Rate         $(162,278)   $(150,957)    $(77,960)
  Sensitivity Gap

Cumulative Gap as Percentage
  of Earning Assets               (25.13%)     (23.37%)      (12.07%)

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS


42
Report of Independent Certified Public Accountants

43
Consolidated Statements of Financial Condition

44
Consolidated Statements of Income

46
Consolidated Statements of Changes in Shareholders' Equity

47
Consolidated Statements of Cash Flows

49
Notes to Financial Statements

                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Capital City Bank Group, Inc.
Tallahassee, Florida

We have audited the accompanying consolidated statement of financial condition of Capital City Bank Group, Inc. (a Florida Corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Capital City Bank Group, Inc. and subsidiaries as of December 31, 1993 and 1992, were audited by other auditors whose report dated February 4, 1994, on those statements was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for income taxes in 1993, as discussed in
Note 1 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Capital City Bank Group, Inc., changed its method of accounting for investment securities, effective January 1, 1994.


                                           ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 27, 1995

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      As of December 31,
                                                     1994            1993


ASSETS
Cash and Due From Banks (Note 7)                $ 63,327,189    $ 56,664,688
Interest Bearing Deposits in Other Banks                   -       1,256,516
Investment Securities Held to Maturity
  (market value $145,003,164 and $221,273,916
  in 1994 and 1993) (Note 3)                     150,441,260     218,622,520
Investment Securities Available for Sale (Note 3) 48,847,145               -

Federal Funds Sold                                25,740,000      55,970,000

Loans (Notes 4 and 5)                            426,012,721     406,566,731
  Unearned Interest                               (5,208,716)     (7,142,943)
  Allowance for Loan Losses                       (7,551,025)     (7,594,101)
     Loans, Net                                  413,252,980     391,829,687

Premises and Equipment (Note 6)                   24,292,288      20,820,473
Accrued Interest Receivable                        5,546,092       5,467,174
Intangibles (Note 2)                               1,378,408       1,719,491
Other Assets                                       9,804,822       9,984,232

       Total Assets                             $742,630,184    $762,334,781

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                  $167,710,491    $171,984,693
  Interest Bearing Deposits (Note 7)             480,463,376     490,760,129
     Total Deposits                              648,173,867     662,744,822

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                     13,964,450      23,264,047
Short-Term Borrowings                                999,176       1,201,565
Long-Term Debt (Note 8)                                    -       1,900,000
Other Liabilities                                  7,092,599       6,084,592
       Total Liabilities                         670,230,092     695,195,026

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 4,000,000 shares
  authorized; 3,105,243 issued                        31,052          31,052
Surplus                                            5,852,157       5,856,794
Retained Earnings                                 73,989,093      67,753,475
Treasury Stock: 259,428 shares in 1994
  and 255,927 shares in 1993, at cost             (6,587,956)     (6,501,566)
Net Unrealized Loss on Available
  for Sale Securities                               (884,254)              -
        Total Shareholders' Equity                72,400,092      67,139,755
        Total Liabilities and
          Shareholders' Equity                  $742,630,184    $762,334,781

The accompanying Notes to Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Years Ended December 31,
                                                      1994          1993          1992
INTEREST INCOME
Interest and Fees on Loans                         $35,490,332    $33,553,906  $34,871,997
Investment Securities:
  U.S. Treasury                                      4,966,960      5,564,028    6,010,708
  U.S. Government Agencies and Corporations          1,990,787      1,620,772      990,632
  States and Political Subdivisions                  3,460,921      3,492,347    3,312,997
  Other Securities                                     313,453        210,272      391,609
Deposits in Other Banks                                 16,549        118,674      444,254
Federal Funds Sold                                   1,652,383      1,835,283    2,284,360
       Total Interest Income                        47,891,385     46,395,282   48,306,557

INTEREST EXPENSE
Deposits (Note 7)                                   13,990,514     14,213,212   17,784,924
Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                    650,286        547,611      535,311
Other Short-Term Borrowings                             31,205         23,252       32,422
Long-Term Debt                                          53,703         56,009      178,619
     Total Interest Expense                         14,725,708     14,840,084   18,531,276

Net Interest Income                                 33,165,677     31,555,198   29,775,281
Provision for Loan Losses (Note 5)                   1,245,900        960,114    1,215,868
Net Interest Income After Provision for
             Loan Losses                            31,919,777     30,595,084   28,559,413

NONINTEREST INCOME

Service Charges on Deposit Accounts                  5,408,113      5,600,978    5,651,660
Data Processing                                      2,433,653      2,379,850    2,445,483
Income from Fiduciary Activities                       680,520        643,360      583,248
Securities Transactions (Note 3)                      (146,921)        27,527       (2,147)
Other                                                4,437,857      3,362,683    2,800,331
       Total Noninterest Income                     12,813,222     12,014,398   11,478,575

NONINTEREST EXPENSE
Salaries and Employee Benefits (Note 10)            17,087,084     16,183,205   14,530,027
Occupancy, Net                                       2,343,541      2,182,842    2,022,418
Furniture and Equipment                              2,910,020      2,908,648    2,861,428
Other                                               10,174,574      9,297,967    9,083,238
       Total Noninterest Expense                    32,515,219     30,572,662   28,497,111

Income Before Income Taxes and
  Accounting Change                                 12,217,780     12,036,820   11,540,877
Income Taxes (Note 9)                                3,392,471      3,308,614    3,164,341
Income Before Accounting Change                      8,825,309      8,728,206    8,376,536
Cumulative Effect of a Change in
  Accounting Method (Note 1)                                 -       (484,495)           -
NET INCOME                                         $ 8,825,309    $ 8,243,711  $ 8,376,536
Net Income Per Share Before Accounting Change      $      3.10    $      2.99  $      2.86
Net Income Per Share                               $      3.10    $      2.82  $      2.86

Average Common Shares Outstanding                    2,847,492      2,924,022    2,932,123

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 Unrealized
                                               Gains (Losses)
                              Common           On Securities,  Retained    Treasury
                               Stock   Surplus  Net of Taxes   Earnings     Stock        Total


Balance, December 31, 1991    $31,052 $5,857,698   $        $55,842,352  $(4,007,978)  $57,723,124
Net Income                                                    8,376,536                  8,376,536
Cash Dividends
  ($.78 per share)                                           (2,282,461)                (2,282,461)
Sale of Treasury Stock                      (504)                              3,528         3,024
Purchase of Treasury Stock                                                  (651,528)     (651,528)

Balance, December 31, 1992     31,052  5,857,194              61,936,427  (4,655,978)   63,168,695
Net Income                                                     8,243,711                 8,243,711
Cash Dividends
  ($.83 per share)                                            (2,426,663)               (2,426,663)
Sale of Treasury Stock                      (400)                              2,800         2,400
Purchase of Treasury Stock                                                (1,848,388)   (1,848,388)

Balance, December 31, 1993     31,052  5,856,794              67,753,475  (6,501,566)   67,139,755
Cumulative Adjustment Due to
  Change In Accounting (Note 1)                      847,835                               847,835
Net Income                                                     8,825,309                 8,825,309
Cash Dividends
  ($.91 per share)                                            (2,589,691)               (2,589,691)
Sale of Treasury Stock                    (4,637)                             64,904        60,267
Purchase of Treasury Stock                                                  (151,294)     (151,294)
Net Change In Unrealized
   Gains/(Losses)                                 (1,732,089)                           (1,732,089)

Balance, December 31, 1994    $31,052 $5,852,157   $(884,254) $73,989,093  $(6,587,956) $72,400,092

The accompanying Notes to Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOW

                                             For the Years Ended December 31,
                                             1994         1993          1992



Net Income                                $8,825,309    $8,243,711   $8,376,536
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses                  1,245,900       960,114    1,215,868
Depreciation                               1,915,771     1,881,207    1,862,930
Net Gain (Loss) on Sale of Properties        812,238       143,914      189,653
Amortization of Intangible Assets            341,083       337,994      259,171
Deferred Income Taxes                        101,301        74,585     (143,529)

Cumulative Effect of Accounting Change             -       484,495            -

Net (Increase) Decrease in
  Interest Receivable                        (78,918)     (339,456)      68,761

Net (Increase) Decrease in
  Other Assets                               (79,463)   (1,537,096)    (421,002)

Net Increase (Decrease) in
  Other Liabilities                          604,322       318,515   (1,183,076)
Net Cash from Operating Activities        13,687,543    10,567,983   10,225,312

Cash Flows from Investing Activities:
Proceeds from Sales/Maturities of
  Investment Securities                   94,713,053    82,540,933   31,163,153

Purchase of Investment Securities        (76,263,192) (114,725,989) (79,694,258)
Net (Increase) Decrease in Loans         (22,669,193)  (17,234,818)  (6,438,547)

Purchase of Premises & Equipment          (6,064,334)   (6,952,279)  (1,337,346)

Sales of Premises & Equipment                278,718     1,007,775       31,744

Cash Acquired in Bank Acquisitions                 -    28,811,166            -

Net Cash from Investing Activities       (10,004,948)  (26,553,212) (56,275,254)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits      (14,570,955)   21,150,418   42,405,239

Net Increase (Decrease) in Federal
  Funds Purchased                         (9,299,597)    5,702,833    2,648,874
Net Increase (Decrease) in Other
  Borrowed Funds                            (202,389)      (19,558)     (19,247)
Addition to Long-Term Debt                         -     1,400,000            -

Repayment of Long-Term Debt               (1,900,000)   (1,500,000)  (2,000,000)

Dividends Paid                            (2,447,279)   (2,282,200)  (2,153,230)

Sale (Purchase) of Treasury Stock            (86,390)   (1,845,988)    (648,000)

Net Cash from Financing Activities       (28,506,610)   22,605,505   40,233,636

Net Increase (Decrease) in Cash
  and Cash Equivalents                   (24,824,015)    6,620,276   (5,816,306)

Cash and Cash Equivalents at Beginning
  of Year                                113,891,204   107,270,928  113,087,234

Cash and Cash Equivalents at End
  of Year                               $ 89,067,189  $113,891,204 $107,270,928

Supplemental Disclosures:

Interest on Deposits                     $14,380,539   $14,943,964  $19,213,697
Interest on Debt                         $   735,134   $   626,872  $   746,352
Taxes Paid                               $ 3,613,716   $ 3,013,311  $ 2,763,567

Loans Transferred To Other Real Estate   $   453,543   $   910,228  $ 2,311,826

The accompanying Notes to Financial Statements are an integral part of these statements.

Notes to Financial Statements

Note 1

SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Capital City Bank Group, Inc., and its subsidiaries (the "Company"), all of which are wholly-owned. All material intercompany transactions and accounts have been eliminated.

The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry. Prior year financial statements and other information have been reclassified to conform to the current year presentation. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, securities purchased under agreements to resell and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all items have an initial maturity of ninety days or less.

Investment Securities

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Prior to January 1, 1994, all investment securities were classified as Held for Investment and recorded at amortized cost. In accordance with SFAS No. 115, securities are classified as either "Held to Maturity" or "Available for Sale".

Investment securities classified as Held to Maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Held-to-Maturity securities are carried at amortized cost as the Company has the ability and positive intent to hold these securities to maturity. Investment securities in the Available for Sale portfolio are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. The Company does not maintain a trading account.

Gains and losses are recognized and shown separately in the Statements of Income upon realization or when impairment of values is deemed to be other than temporary. These gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities in the

Available for Sale portfolio are excluded from the Consolidated Statements of Income and reported net of taxes as a separate component of shareholders' equity until realized.

Loans

Loans are stated at the principal amount outstanding. Interest income on certain loans, which are made on the discount basis, is recognized using the sum-of-the-months-digits method which does not differ materially from the interest method. Interest income on all other loans, except for those designated as non-accrual loans, is accrued based on the outstanding daily balances. Fees charged to originate loans and loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

Allowance for Loan Losses

Provisions for loan losses are charged to operating expenses and added to the allowance to maintain it at a level deemed appropriate by management to absorb known and inherent risks in the loan portfolio. When establishing a provision, management makes various estimates regarding the value of collateral and future economic events. Actual future experience may differ from these estimates. Recognized loan losses are charged to the allowance when loans are deemed to be uncollectible due to such factors as the borrower's failure to pay principal and interest or when loans are classified as losses under internal or external review criteria. Recoveries of principal on loans previously charged-off are added to the allowance.

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

Statement of Financial Accounting Standards No. 114 -- "Accounting by Creditors for Impairment of a Loan", as amended, requires impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. These two accounting pronouncements, which were adopted on a prospective basis on January 1, 1995, will not have a material impact on the Company's financial condition or results of operations.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over estimated useful lives for each type of asset. Additions and major facilities are capitalized and depreciated in the same manner. Repairs and maintenance are charged to operating expense as incurred.

Other Real Estate

Other real estate includes property owned by the Company which was acquired either through foreclosure or by receiving a deed in lieu of foreclosure. The properties are included in "other assets" in the statement of financial condition and are recorded at the estimated properties' fair value. Other real estate totalled $1.6 and $3.4 million at December 31, 1994 and 1993, respectively.

Income Taxes

The Company files consolidated federal and state income tax returns. In general, the parent company and its subsidiaries compute their tax provisions (benefits) as separate entities prior to recognition of any tax expenses (benefits) which may accrue from filing a consolidated return.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which mandates the asset and liability method of accounting for deferred income taxes. The Company had previously accounted for deferred taxes under the deferral method required by Accounting Principles Board (APB) Opinion 11. The cumulative effect of adopting the new accounting standard was a reduction in the Company's net income of $484,495, which was recognized the first quarter of 1993. See Note 9 for further discussion.

Note 2

BRANCH ACQUISITIONS

During 1993, the Company consummated the purchase and assumption of four branch offices. The acquisition included the purchase of three office facilities (a fourth is leased), $13.2 million in loans (consisting primarily of first mortgage real estate loans) and the assumption of $44.1 million in deposits.

Assets and liabilities acquired through acquisition in 1993, on a combined basis, are as follows:
                                                       1993

                              Loans                $(13,229,315)
                              Premises & Equipment     (855,319)
                              Intangible Assets      (1,235,534)
                              Other Assets              (69,455)
                                 Total Assets      $(15,389,623)
                              Deposits               44,096,955
                              Other Liabilities         103,834
                              Cash Acquired in
                                Acquisitions        $28,811,166

Intangible assets, including goodwill, recorded in connection with the Company's acquisitions are being amortized over periods of one to twenty-five years with the majority being written off over an average life of approximately 10 years. No intangible assets were recorded during 1994. The pre-tax amortization of all intangible assets was approximately $341,000 in 1994, $338,000 in 1993 and $259,000 in 1992.

Note 3

INVESTMENT SECURITIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Upon adoption, management transferred approximately 30% of the Company's portfolio to the "Available for Sale" category. Securities transferred on January 1, 1994, were as follows:

                                               Amortized
             Category                             Cost

          U. S. Treasuries                    $31,364,293
          U. S. Government Agencies and
            Corporations                       10,089,014
          State and Political Subdivisions     20,853,825
          Other Securities                      1,513,500

          Total Available for Sale            $63,820,632

The amortized cost and related market value of investment securities at December
31, were as follows:
                                                        1994
                                        Amortized    Unrealized    Unrealized      Market
Held To Maturity                          Cost         Gains         Losses         Value
U.S. Treasury                         $ 72,978,594  $       820   $ 1,681,065   $ 71,298,349
U.S. Government Agencies
  and Corporations                      23,018,508        2,348     1,415,216     21,605,640
States and Political
  Subdivisions                          49,125,322      134,399     2,026,379     47,233,342
Mortgaged Backed Securities              3,004,665        1,247       182,477      2,823,435
Other Securities                         2,314,171            -       271,773      2,042,398
  Total Investment Securities         $150,441,260  $   138,814   $ 5,576,910   $145,003,164

                                                         1994
                                      Amortized      Unrealized    Unrealized       Market
Available For Sale                        Cost         Gains         Losses         Value

U.S. Treasury                         $ 18,633,625  $       387   $   179,763   $ 18,454,249
U.S. Government Agencies
  and Corporations                       7,040,903        2,608       443,002      6,600,509
States and Political
  Subdivisions                          19,640,990       77,321       805,423     18,912,888
Mortgaged Backed Securities              2,931,948            -        32,299      2,899,649
Other Securities                         1,981,375          325         1,850      1,979,850
  Total Investment Securities         $ 50,228,841  $    80,641   $ 1,462,337   $ 48,847,145

                                                         1993
                                       Amortized     Unrealized     Unrealized     Market
Held For Investment                       Cost          Gains         Losses        Value

U.S. Treasury                         $111,233,251  $   578,434   $    88,831   $111,722,854
U.S. Government Agencies
  and Corporations                      35,314,555      320,299        82,178     35,552,676
States and Political
  Subdivisions                          67,069,825    1,991,218       111,589     68,949,454
Other Securities                         5,004,889       47,657         3,614      5,048,932
  Total Investment Securities         $218,622,520  $ 2,937,608   $   286,212   $221,273,916

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years is presented below:

                             Total              Gross            Gross
          Year              Proceeds        Realized Gains  Realized Losses

          1994            $11,475,751       $    13,407      $  160,328
          1993            $31,681,176            69,249          41,722
          1992              8,700,297            42,338          44,485

Total proceeds include principal reductions in mortgage backed securities and proceeds from securities which were called of $4,032,934, $31,581,176, and $8,293,692 in 1994, 1993 and 1992, respectively.

As of December 31, 1994, the Company's debt securities had the following maturity distribution:

                                           HELD TO MATURITY

                                   Amortized Cost          Market Value

Due in one year or less             $ 36,743,847           $ 36,340,522
Due after one through five years      94,406,793             90,930,781
Due after five through ten years      17,334,158             15,934,697
Over ten years                         1,956,462              1,797,164
   Total Investment Securities      $150,441,260           $145,003,164


                                           AVAILABLE FOR SALE

                                   Amortized Cost          Market Value

Due in one year or less             $  9,467,325           $  9,445,972
Due after one through five years      32,265,522             31,405,946
Due after five through ten years       8,495,994              7,995,227
Over ten years                                 -                      -
   Total Investment Securities      $ 50,228,841           $ 48,847,145

Securities with an amortized cost of $70,539,314, and $86,441,723 at December 31, 1994 and 1993, respectively, were pledged to secure public deposits and for other purposes as required by law.

Note 4

LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

                                     1994                1993

Commercial, Financial and
  Agricultural                 $ 39,287,891          $ 46,962,666
Real Estate - Construction       24,314,439            22,968,331
Real Estate - Mortgage          255,754,940           242,740,428
Consumer                        106,655,451            93,895,306
     Total Loans               $426,012,721          $406,566,731

Nonaccruing loans amounted to $4,278,523 and $9,352,869 at December 31, 1994 and 1993, respectively. Restructured loans amounted to $1,693,701, and $64,661 at December 31, 1994 and 1993, respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $474,211 higher in 1994 and $846,000 higher in 1993.

Note 5

ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:
                                        1994       1993         1992

Balance, Beginning of Year          $7,594,101  $7,584,958   $7,669,915
Provision for Loan Losses            1,245,900     960,114    1,215,868
Recoveries on Loans
  Previously Charged-Off               466,088     569,765      632,219
Loans Charged-Off                   (1,755,064) (1,520,736)  (1,933,044)
Balance, End of Year                $7,551,025  $7,594,101   $7,584,958

Note 6

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:
                                        1994                  1993

Land                               $ 5,285,682           $ 4,300,563
Buildings                           20,001,014            18,348,113
Fixtures and Equipment              16,656,602            14,358,167
  Total                             41,943,298            37,006,843
Accumulated Depreciation           (17,651,010)          (16,186,370)
Premises and Equipment, Net        $24,292,288           $20,820,473

Depreciation of $1,915,771, $1,881,207, and $1,862,930 was charged to operations for 1994, 1993 and 1992, respectively.

Note 7

DEPOSITS

Interest bearing deposits, by category, as of December 31, are as follows:

                                          1994               1993

NOW Accounts                         $ 95,539,952        $100,184,541
Money Market Accounts                  71,762,847          77,301,643
Savings Accounts                      101,009,197         110,127,691
Other Time Deposits                   212,151,380         203,146,254
Total Interest Bearing Deposits      $480,463,376        $490,760,129

Time deposits in denominations of $100,000 or more totalled $40,774,000 and $40,936,000, at December 31, 1994 and 1993, respectively.

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December 31, 1994 and 1993, were $27,600,000 and $25,031,000, respectively.

Interest expense on deposits for the three years ended December 31, is as follows:
                                         1994           1993        1992
NOW Accounts                         $ 1,808,766    $ 1,616,631 $ 1,770,024
Money Market Accounts                  1,730,973      1,778,928   2,315,965
Savings Accounts                       2,598,076      2,953,208   3,651,544
Other Time Deposits                    7,852,699      7,864,445  10,047,391
  Total                              $13,990,514    $14,213,212 $17,784,924

Note 8

LONG-TERM DEBT

The Company has established and maintains two $6.0 million revolving lines of credit. The credit facilities are collateralized by 100% of the common stock of the Company's lead banking subsidiary. The credit facilities expire on July 21, 1995 and January 24, 1996, respectively. As of December 31, 1994, there was no debt outstanding under either credit facility. The Company, at its option, may select from various loan rates including prime, LIBOR or the certificate of deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period of up to six months. The average interest rate on debt outstanding during 1994 was 4.72%. The loan agreements place certain restrictions on the amount of capital which must be maintained by the Company. On December 31, 1994, the Company's capital exceeded the most restrictive covenants of both agreements.

Note 9

INCOME TAXES

The provision for income taxes reflected in the statement of income was comprised of the following components:

                                   1994          1993            1992
Currently Payable:
  Federal                      $2,893,317     $2,846,900      $2,903,663
  State                           397,853        387,129         404,207
Deferred:
  Federal                          87,154         59,198        (129,880)
  State                            14,147         15,387         (13,649)
     Total                     $3,392,471     $3,308,614      $3,164,341

The net deferred tax asset and liability and the temporary differences comprising those balances at December 31, 1994 and 1993, are as follows:

                                                 1994           1993
Deferred Tax Asset:
  Allowance for Loan Losses                   $2,842,496   $2,857,660
  Deferred Loan Fees                             337,532      313,883
  Unrealized Losses on Investment Securities     497,411            -
  Stock Incentive Plan                           205,690            -
  Writedown of Real Estate Held for Sale          37,622       22,495
  Other                                          140,141       72,369
    Total Deferred Tax Asset                  $4,060,892   $3,266,407

Deferred Tax Liability:
    Premises and Equipment                       845,168      839,327
    Employee Benefits                            374,046      235,616
    FDIC Premiums                                254,132            -
    Other                                         30,011       30,039

      Total Deferred Tax Liability             1,503,357    1,104,982
Net Deferred Tax Asset                        $2,557,535   $2,161,425

Income taxes amounted to less than the tax expense computed by applying the statutory federal income tax rates to income. The reasons for these differences are as follows:
                                   1994            1993            1992

Computed Tax Expense             $4,154,045     $4,092,519      $3,923,898
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income   (1,079,682)    (1,087,346)     (1,001,370)
    State Income Taxes,
      Net of Federal Income
      Tax Benefits                  271,920        265,660         257,768
  Other                              46,188         37,781         (15,955)
Actual Tax Expense               $3,392,471     $3,308,614      $3,164,341

The items that caused timing differences and the resulting deferred income taxes for 1992, were as follows:
                                                                    1992
Asset Writedowns                                                 $(137,520)
Provision for Loan Losses                                           30,736
Deferred Loan Fees                                                 (21,088)
Pension Expense                                                    178,259
Depreciation                                                       (75,646)
Other                                                             (118 270)
  Total                                                          $(143,529)

Note 10

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

                                     1994         1993          1992
Components of Pension
  Expense:
  Service Cost                   $  763,581     $685,449      $674,980
  Interest Cost                     847,555      845,301       763,211
  Actual Return on Plan Assets     (317,556)    (525,422)     (363,931)
  Net Amortization and Deferral    (405,608)    (330,861      (492,809)
    Total                          $887,972     $674,467      $581,451

Actuarial Present Value of
  Projected Benefit Obligations:

Accumulated Benefit Obligations:
  Vested                         $6,860,413   $6,896,007   $ 5,833,309
  Nonvested                       1,097,247    1,066,503       935,972
                                 $7,957,660   $7,962,510   $ 6,769,281

Plan Assets at Fair Value
  (primarily listed stocks and
  bonds, U.S. Government secur-
  ities and interest bearing
  deposits)                     $12,156,448  $10,898,324   $10,144,450
Projected Benefit Obligation    (11,672,264) (11,824,763)  (10,616,298)
Plan Assets in Excess of
  Projected Benefit Obligation      484,184     (926,439)     (471,848)
Unrecognized Net Loss             2,186,862    3,465,697     2,926,291
Unrecognized Net Asset           (1,648,241)  (1,884,324)   (2,120,407)
Prepaid Pension Cost             $1,022,805  $   654,934   $   334,036
Major Assumptions:
  Discount Rate                        8.25%        7.50%         8.00%
  Rate of Increase in
    Compensation Levels                5.50%        5.50%         6.00%
  Expected Long-Term Rate
    of Return on Plan Assets           7.50%        7.50%         8.50%

The Company has a stock incentive plan under which shares of the Company's stock are issued as incentive awards to selected participants. The cost of this plan was approximately $258,000 and $354,000 in 1994 and 1993, respectively.

Note 11

RELATED PARTY TRANSACTIONS

The Chairman of the Board of Capital City Bank Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $242,500, $266,000, and $286,000 during 1994, 1993 and 1992, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement provides for annual lease payments of approximately $53,000, to be adjusted for inflation in future years.

At December 31, 1994 and 1993, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $9,882,658 and $8,664,857, respectively. During 1994, $11,673,788 in new loans were made and repayments totalled $10,455,987. These loans were made on the same terms as loans to other individuals of comparable creditworthiness.

Note 12

DIVIDEND RESTRICTIONS

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 1995, the subsidiaries may declare dividends without regulatory approval of $8.3 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 1995 up to the date of any such dividend declaration.

Note 13

SUPPLEMENTARY INFORMATION

Components of noninterest income and noninterest expense in excess of 1% of total operating income, which are not disclosed separately elsewhere, are presented below for each of the respective periods.



                                        1994        1993          1992
Noninterest Income:
  Merchant Fee Income               $1,746,921  $1,127,050    $1,138,387
Noninterest Expense:
  Employee Insurance                   931,668     954,397       887,618*
  Payroll Taxes                        927,288     879,249       802,370*
  Maintenance and Repairs            1,311,865   1,274,555     1,243,497
  Professional Fees                    667,353     659,414       468,418*
  Advertising                          705,753     658,696       438,655*
  Printing & Supplies                1,128,978   1,065,122       875,023
  Telephone                            700,483     560,939*      455,055*
  Insurance (including FDIC Premium) 1,756,415   1,708,134     1,490,156
  Commission/Service Fees            1,065,346     579,673*      583,487*

*Less than 1% of operating income in the year reported.

Note 14

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

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 1994, the amounts associated with the Company's off-balance-sheet obligations were as follows:
                                                                      Amount

Commitments to Extend Credit(1)                                    $102,034,183
Standby Letters of Credit                                             1,867,127

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

For both on and off-balance-sheet financial instruments, the Company requires collateral to support such instruments when it is deemed necessary. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterpart. Collateral held varies, but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; real estate; accounts receivable; property, plant and equipment; and inventory.

Due to the close proximity and the nature of the markets served by the Group banks, the Company has both a geographic concentration as well as a concentration in the types of loans funded. Seven of the ten Group banks representing 81% of the Company's total loans at year-end are located within a 30-mile radius. At December 31, 1994 approximately 66% of the Company's loan portfolio consisted of real estate related loans.

Note 15

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Loans - The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates. The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.

     Deposits - The fair value of Noninterest Bearing Deposits, NOW Accounts, Money Market Accounts and Savings Accounts are the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Long-Term Debt - Carrying value of the Company's long-term debt approximates fair value due to the repricing frequency of the debt. The debt is generally repriced every 90 to 180 days.

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. Fair value of these fees is not material.

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below.

                                                At December 31,
                                          1994                 1993
                                             Estimated              Estimated
                                   Carrying    Fair      Carrying     Fair
                                     Value     Value       Value      Value

Financial Assets:
  Investment Securities            $199,288   $193,850   $218,623   $221,274

  Loans, Net of Allowance
    for Loan Losses                 413,253    405,899    391,830    394,171

Financial Liabilities:
  Deposits                          648,174    646,354    662,745    663,665

Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 16

PARENT COMPANY FINANCIAL INFORMATION

The following is a condensed statement of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

                                                    1994         1993
ASSETS

Cash and Due from Group Banks                   $ 2,820,449   $ 2,788,987
Investment in Group Banks                        72,441,604    68,733,692
Other Assets                                        351,150       358,919
     Total Assets                               $75,613,203   $71,881,598

LIABILITIES

Dividends Payable                               $ 2,276,652   $ 2,134,240
Long-Term Debt (Note 8)                                  -      1,900,000
Other Liabilities                                   936,459       707,603
     Total Liabilities                            3,213,111     4,741,843

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value; 4,000,000
  shares authorized; 3,105,243 issued                31,052       31,052
Surplus                                           5,852,157    5,856,794
Retained Earnings                                73,989,093   67,753,475

Treasury Stock: 259,428 shares in 1994
  and 255,927 shares in 1993, at cost            (6,587,956)  (6,501,566)
Net Unrealized Loss on Available for
  Sale Securities held by Group Banks              (884,254)          --
     Total Shareholders' Equity                  72,400,092   67,139,755
     Total Liabilities and Shareholders' Equity $75,613,203  $71,881,598

The accompanying Notes to Financial Statements are an integral part of these statements.

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income

                                              1994          1993         1992

OPERATING INCOME
Income Received from Group Banks:

  Dividends (Note 12)                      $4,615,000    $4,675,000  $4,800,000
  Group Overhead Fees                       2,310,980     1,985,566   2,017,566
     Total Operating Income                 6,925,980     6,660,566   6,817,566

OPERATING EXPENSE
Salaries and Employee Benefits              1,564,825     1,617,059   1,138,963
Legal Fees                                     74,357        63,458      47,936
Professional Fees                             156,883       171,291     137,393
Advertising                                   594,391       432,978     304,886
Travel and Entertainment                       72,057        62,481      49,783
Amortization of Excess of Purchase Price
  Over Book Value of Net Assets Acquired       52,025        51,617      56,818
Interest on Debt                               53,703        56,009     178,619
Dues and Memberships                           49,150        41,601      44,598
Other                                         360,642       180,176     239,705
     Total Operating Expense                2,978,033     2,676,670   2,198,701

Income Before Income Taxes and Equity
  in Undistributed Earnings of Group Banks  3,947,947     3,983,896   4,618,865
Income Tax Benefit                           (233,171)     (229,736)    (81,497)
Income Before Equity in Undistributed
  Earnings of Group Banks                   4,181,118     4,213,632   4,700,362
Equity in Undistributed Earnings
  of Group Banks                            4,644,191     4,030,079   3,676,174
Net Income                                 $8,825,309    $8,243,711  $8,376,536

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

                                            1994         1993        1992

Net Income                               $8,825,309   $8,243,711  $8,376,536
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
Equity in undistributed
  Earnings of Group Banks                (4,644,191)  (4,030,079) (3,676,174)
Amortization of Excess of Purchase
  Price Over Book Value of Net
  Assets Acquired                            52,025       51,038      56,818
(Increase) Decrease in Other Assets           3,132     (187,857)    163,945
Net Increase (Decrease) in
  Other Liabilities                         228,856      332,613     (54,215)
Net Cash from Operating Activities       (4,465,131)  (4,409,426)  4,866,910

Cash Flows from Financing Activities:
Addition to Long-Term Debt                        -    1,400,000           -
Repayment of Long-Term Debt              (1,900,000)  (1,500,000) (2,000,000)
Payment of Dividends                     (2,447,279)  (2,282,200) (2,153,230)
Sale (Purchase) of Treasury Stock, Net      (86,390)  (1,845,988)   (648,000)
Net Cash from Financing Activities       (4,433,669)  (4,228,188) (4,801,230)
Net Increase (Decrease) in Cash              31,462      181,238      65,680
Cash at Beginning of Period               2,788,987    2,607,749   2,542,069
Cash at End of Period                    $2,820,449  $ 2,788,987  $2,607,749

Note 17

CORPORATE REORGANIZATION

On July 25, 1994, Capital City First National Bank, Capital City Second National Bank, Industrial National Bank, City National Bank, Havana State Bank, First National Bank of Jefferson County and Gadsden National Bank, each being wholly-owned subsidiaries of Capital City Bank Group, Inc., entered into a "Plan of Merger and Merger Agreement" under which the six national banks where merged into and with Havana State Bank, a state banking corporation. The effective date of the merger was January 1, 1995. Simultaneous with the merger, the name and headquarters was changed from Havana State Bank, Havana, Florida to Capital City Bank, Tallahassee, Florida. Capital City Bank is a member of the Federal Reserve Bank of Atlanta and is insured by the Federal Deposit Insurance Corporation. Following consummation of the merger, Capital City Bank has 20 banking locations and represents approximately 82% of the Company's total assets. The operating results for 1994 include pre-tax charges of $731,000 which are attributable to corporate reorganization.

Net Income and Balance Sheet Information By Bank (Unaudited)
                                                                                 First
                                                                                 National            Levy  Farmers &
                     First      City    Industrial    Second   Gadsden   Havana  Bank of    CAPITAL County Merchants  Branford
                    National  National   National    National  National  State   Jefferson   CITY   State   Bank of    State
                      Bank      Bank       Bank        Bank      Bank     Bank    County     BANK   Bank   Trenton      Bank

(Dollars In Thousands)

1994 PRO FORMA                                                                  7,337
For the Year: 1994   4,042      731        814         712        278      478      282              1,000      503        419
 Net Income   1993   4,002      590        784         812        271      370      259                777      477        364
              1992   3,680      674        872         858        206      364      218                881      411        310

At December 31st:

Loans,
  Net of      1994 PRO FORMA                                                                342,606
  Unearned    1994 196,936   37,150     29,929      29,501     21,248   15,916   11,926             42,343   20,021     15,834
  Interest    1993 177,409   38,771     29,415      29,560     21,558   16,290   10,269             43,366   19,498     13,288
              1992 148,533   39,774     31,981      28,811     21,937   15,423    9,899             43,147   11,722     15,423


              1994 PRO FORMA                                                                611,923
Assets        1994 346,218   77,898     57,884      51,137     40,265   28,561   23,932             71,004   33,457     28,953
              1993 352,431   76,391     57,971      56,659     40,357   29,209   22,380             75,583   32,950     30,181
              1992 291,849   73,065     58,649      50,923     43,041   30,239   21,108             77,283   23,300     30,239


Noninterest
  Bearing     1994 PRO FORMA                                                                152,450
  Deposits    1994 106,190   19,303     14,106      12,849      5,156    4,930    3,888             11,104    5,903      4,897
              1993 104,481   19,114     13,084      18,641      4,416    4,407    3,906              9,782    5,049      4,407
              1992  95,894   15,165     12,948      11,669      4,865    3,870    2,866              8,862    4,459      3,870


Interest      1994 PRO FORMA                                                                383,991
  Bearing     1994 195,464   51,208     37,069      32,917     29,837   20,500   16,996             51,983   23,749     20,740
  Deposits    1993 195,712   50,623     38,393      32,842     30,842   21,916   15,901             57,835   24,553     22,143
              1992 151,683   50,424     39,413      34,432     33,128   23,532   15,813             60,705   24,430     16,066


Shareholders' 1994 PRO FORMA                                                                 57,607
  Equity      1994  29,341    6,620      6,565       5,188      4,610    3,027   2,256               7,497    3,537      3,036
              1993  27,891    6,150      6,322       4,996      4,524    2,789   2,094               7,060    3,317      2,774
              1992  25,890    5,860      6,088       4,684      4,403    2,645   1,935               6,783    3,091      2,509

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The Board of Directors has appointed Arthur Andersen LLP, independent certified public accountants, as independent auditors for Capital City Bank Group, Inc., and its subsidiaries for the current fiscal year ending December 31, 1995, subject to ratification by the shareholders. Fiscal 1995 will be the second year Arthur Andersen LLP will audit the books and records of the Company. The decision to change the Company's independent auditors from James
D. A. Holley & Co. to Arthur Andersen LLP was made by the Company's Board of Directors on January 21, 1994. Arthur Andersen LLP was engaged on April 5, 1994. During the periods in which James D. A. Holley & Co. audited the books and records of the Company, none of the reports issued by such firm on the financial statements of the Company contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with James
D. A. Holley & Co. or Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated April 7, 1995, to be filed on or before April 7, 1995.

Item 11.  Executive Compensation

Incorporated herein by reference to the section entitled "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated April 7, 1995, to be filed on or before April 7, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the subsection entitled "Information Concerning Nominees" under the section entitled "Election of Directors", and "Principal Shareholders" in the Registrant's Proxy Statement dated April 7, 1995, to be filed on or before April 7, 1995.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Compensation Committee Interlocks and Insider Participation" under the section entitled "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated April 7, 1995, to be filed on or before April 7, 1995.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBITS

*2 Merger Agreement and Plan of Merger dated July 25, 1995, by and among Capital City First National Bank, Capital City Second National Bank, Industrial National Bank, City National Bank, Havana State Bank, First National Bank of Jefferson County and Gadsden National Bank

3(a) Articles of Incorporation, As Amended, of Capital City Bank Group, Inc., were filed as Exhibit 3(a) to the Registrant's Form S-14 filed on August 26, 1983 (File No. 2-86158), and are incorporated herein by reference.

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

10(b)(1) Amendment to Master Note and Loan and Security Agreement in item 10(b) above, dated January 24, 1992, is incorporated herein by reference to Exhibit B in Registrant's Form 10-K dated March 29, 1993.

*10(b)(2) Letter of Modification to Master Note and Loan and Security Agreement in Item 10(b) above, with an effective date of June 17, 1993.

*10(b)(3) Amendment to Master Note and Loan and Security Agreement in Item 10(b) above, dated July 25, 1994.

10(c) Promissory Note and Pledge and Security Agreement evidencing a line of credit between Registrant and Trust Company Bank, Atlanta, Georgia, dated January 24, 1992, is incorporated herein by reference to Exhibit B in Registrant's Form 10-K dated March 29, 1993.

10(d) Capital City Bank Group, Inc. 1995 Associate Stock Purchase Plan is incorporated herein by reference to Exhibit A of the Registrant's 1995 Proxy Statement dated April 7, 1995.

22 For a listing of Capital City Bank Group's subsidiaries see Item I.

*These exhibits will be filed as an amendment to this Form 10K.

23 (a) Report of Independent Accountants

FINANCIAL STATEMENT SCHEDULES

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

REPORTS ON FORM 8-K

Capital City Bank Group, Inc. ("CCBG") filed no Form 8-K during the fourth quarter of 1994.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 20, 1995, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 1995, by the following persons in the capacities indicated.

/s/ WILLIAM G. SMITH
William G. Smith
President
(Principal Executive Officer)


/s/ J. KIMBROUGH DAVIS
J. Kimbrough Davis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


Directors:

/s/ DuBose Ausley
DuBose Ausley

/s/ Thomas A. Barron
Thomas A. Barron

/s/ Cader B. Cox, III
Cader B. Cox, III

/s/ John K. Humphress
John K. Humphress

/s/ Payne H. Midyette, Jr.
Payne H. Midyette, Jr.

/s/ Godfrey Smith
Godfrey Smith

/s/ William G. Smith, Jr.
William G. Smith, Jr.