Form 10-K/A
period 1994-12-31
CAPITAL CITY BANK GROUP INC
filed 1995-04-05
CIK 726601

Exhibit 2

PLAN OF MERGER AND MERGER AGREEMENT

for Merger of

Capital City First National Bank
Capital City Second National Bank
Industrial National Bank
Gadsden National Bank
First National Bank of Jefferson County
        and
City National Bank

   with and into

Havana State Bank

Under the Charter of HAVANA STATE BANK

Under the Title of "Capital City Bank"


     This Plan of Merger and Merger Agreement is made and entered into by and among:

     (1) Capital City First National Bank (hereinafter referred to as "First National Bank"), a banking corporation organized under the laws of the State of Florida, with its main office located at 217 North Monroe Street, Tallahassee, Florida, County of Leon, in the State of Florida, (and six branch offices located at 3404 South Monroe Street, Tallahassee, Florida; 3528 Thomasville Road, Tallahassee, Florida; 1500 Highway 41 North, Inverness, Florida; 10241 North Florida Avenue, Citrus Springs, Florida; 1500 North Meadowcrest Boulevard, Crystal River, Florida; and U.S. Highway 41 North, Floral City, Florida; and one trust service office located at 217 North Monroe Street, Tallahassee, Florida);

     (2) Capital City Second National Bank (hereinafter referred to as "Second National Bank"), a banking corporation organized under the laws of the State of Florida, with its main office located at 1828 West Tennessee Street, Tallahassee, Florida, County of Leon, in the State of Florida, (and two branch offices located at 1108 West Tharpe Street, Tallahassee, Florida, and 2020 West Pensacola Street, Tallahassee, Florida);

     (3) Industrial National Bank (hereinafter referred to as "Industrial National Bank"), a banking corporation organized under the laws of the State of Florida, with its main office located at 2111 North Monroe Street, Tallahassee, Florida, County of Leon, in the State of Florida, (and one branch office located at 3815 North Monroe Street, Tallahassee, Florida);

     (4) Gadsden National Bank (hereinafter referred to as "Gadsden National Bank"), a banking corporation organized under the laws of the State of Florida, with its main office located at 320 West Jefferson, Quincy, Florida, County of Gadsden, in the State of Florida (and one branch office located at 316 West Washington Street, Chattahoochee, Florida);

     (5) First National Bank of Jefferson County (hereinafter referred to as "First National Bank of Jefferson County"), a banking corporation organized under the laws of the State of Florida, with its main office located at 800 South Jefferson, Monticello, Florida, County of Jefferson, in the State of Florida;

     (6) City National Bank (hereinafter referred to as "City National Bank"), a banking corporation organized under the laws of the State of Florida, with its main office located at 1801 Apalachee Parkway, Tallahassee, Florida, County of Leon, in the State of Florida, (and three branch offices located at 2375 Centerville Road, Tallahassee, Florida, 3255 Mahan Drive, Tallahassee, Florida, and Governor's Square Mall, Tallahassee, Florida); and

     (7) Havana State Bank (hereinafter referred to as "Havana State Bank"), a banking corporation organized under the laws of the State of Florida, with its main office located at 102 South Main Street, Havana, Florida, County of Gadsden, in the State of Florida; each acting pursuant to a resolution of its Board of Directors, adopted by the vote of a majority of its directors, pursuant to the authority given by and in accordance with the provisions of Sections
658.40 through 658.45, Florida Statutes, witnesseth as follows:

                           SECTION 1.

     First National Bank, Second National Bank, Industrial National Bank, Gadsden National Bank, First National Bank of Jefferson County, and City National Bank shall be merged with and into Havana State Bank (hereinafter sometimes referred to as "the Resulting Bank"). The Resulting Bank shall continue under the charter of Havana State Bank.

                           SECTION 2.

     The name of the Resulting Bank shall be "Capital City Bank". The Resulting Bank will exercise trust powers.

                           SECTION 3.

     The business of the Resulting Bank shall be that of a state banking and trust corporation. This business shall be conducted by the Resulting Bank at its main office, which shall be located at 217 North Monroe Street, Tallahassee, Florida, and at each of the following existing branch offices and trust service office: 3404 South Monroe Street, Tallahassee, Florida; 3528 Thomasville Road, Tallahassee, Florida; 1500 Highway 41 North, Inverness, Florida; 10241 North Florida Avenue, Citrus Springs, Florida; 1500 North Meadowcrest Boulevard, Crystal River, Florida; U.S. Highway 41 North, Floral City, Florida; 1828 West Tennessee Street, Tallahassee, Florida; 1108 West Tharpe Street, Tallahassee, Florida; 2020 West Pensacola Street, Tallahassee, Florida; 2111 North Monroe Street, Tallahassee, Florida; 3815 North Monroe Street, Tallahassee, Florida; 320 West Jefferson, Quincy, Florida; 316 West Washington Street, Chattahoochee, Florida; 800 South Jefferson, Monticello, Florida; 1801 Apalachee Parkway, Tallahassee, Florida; 2375 Centerville Road, Tallahassee, Florida; 3255 Mahan Drive, Tallahassee, Florida; and Governor's Square Mall, Tallahassee, Florida; and 102 South Main Street, Havana, Florida; and one trust service office located at 217 North Monroe Street, Tallahassee, Florida.

                           SECTION 4.

     First National Bank, Second National Bank, Industrial National Bank, Gadsden National Bank, First National Bank of Jefferson County, City National Bank, and Havana State Bank (hereinafter sometimes collectively referred to as the "constituent banks") have a common sole shareholder, which is Capital City Bank Group, Inc. (hereinafter referred to as "CCBG"). At the effective time of the merger, all of the issued and outstanding shares of common stock of First National Bank, Second National Bank, Industrial National Bank, Gadsden National Bank, First National Bank of Jefferson County, and City National Bank, all of which are held by CCBG, shall be delivered to CCBG for cancellation. CCBG's ownership of the stock of First National Bank, Second National Bank, Industrial National Bank, Gadsden National Bank, First National Bank of Jefferson County, and City National Bank, shall be merged and reflected in its ownership of stock of the Resulting Bank. At the effective time of the merger, all of the presently issued and outstanding shares of the common stock of Havana State Bank, all of which are held by CCBG, shall continue to be issued and outstanding shares of the Resulting Bank, and shall continue to be held by CCBG, and each certificate of Havana State Bank, evidencing ownership of any and all such shares, shall continue to evidence ownership of the same number of shares of common stock of the Resulting Bank. No provision has been made for the manner of disposing of shares of the Resulting Bank not taken by dissenting shareholders of the constituent banks, because there can be no dissenting shareholders, as the merger is contingent upon the approval of a majority of the shareholders of each of the constituent banks, and each of the constituent banks has a single (common) shareholder.

                            SECTION 5

     There shall be 1,000 shares of a single class of capital stock of the Resulting Bank. The par value of each such share shall be $100.00. At the time the merger shall become effective, the Resulting Bank shall have a Surplus of $11,404,569.00 and Retained Earnings of $45,561,937.00, adjusted, however, for normal earnings and expenses between June 30, 1994, and the effective time of the merger. There will be no preferred stock.

                           SECTION 6.

     All assets of First National Bank, Second National Bank, Industrial National Bank, Gadsden National Bank, First National Bank of Jefferson County, and City National Bank, as they exist at the effective time of the merger, shall pass to and vest in the Resulting Bank without any conveyance or other transfer; and the Resulting Bank shall be considered the same business and corporate entity as each constituent bank with all the rights, powers, and duties of each constituent bank, including trust powers, and the Resulting Bank shall be responsible for all the liabilities of every kind and description, including liabilities arising out of the operation of a Trust Department, of each of the constituent banks existing as of the effective time of the merger.

                           SECTION 7.

     The following named persons shall serve as the Board of Directors of the Resulting Bank until the next annual meeting of the shareholders or until such time as their successors have been elected and have qualified.

     Names                         Addresses

     Ausley, DuBose                Post Office Box 391
                                   Tallahassee, FL 32302

     Barron, Thomas A.             Post Office Box 900
                                   Tallahassee, FL 32302

     Butler, C. Bob                Post Office Box 3789
                                   Tallahassee, FL 32315

     Conrad, J. Marshall           Post Office Box 391
                                   Tallahassee, FL 32302

     Hayes, Brian T.               Post Office Box 483
                                   Monticello, FL 32345

     Higdon, E. Cantey             Post Office Box 996
                                   Quincy, FL 32353

     Humphress, John K.            1040 East Park Avenue
                                   Tallahassee, FL 32301

     Knowles, Harold M.            528 East Park Avenue
                                   Tallahassee, FL 32301

     Landrum, R. Gary              3375-B Capital Circle, NE
                                   Tallahassee, FL 32308

     Lines, Blucher B.             Post Office Box 550
                                   Quincy, FL 32351

     Mahaffey, William W.          Post Office Box 820
                                   Quincy, FL 32353-0820

     May, Jr., Fount H.            Route 2, Box 189-C
                                   Quincy, FL 32351

     McMillan, S. Craig            Post Office Box 1919
                                   Quincy, FL 32353

     Midyette, Jr., Payne H.       Post Office Box 749
                                   Tallahassee, FL 32302

     Miller, G. Ulmer              440 Morris Road
                                   Monticello, FL 32344

     Miller, George W.             240 West Washington
                                   Monticello, FL 32344

     Miller, M. William            305 9th Street East
                                   Havana, FL 32333

     Moor, William L.              408 Plantation Road
                                   Tallahassee, FL 32303

     Moore, Duncan                 Tallahassee Memorial Regional
                                      Medical Center
                                   Magnolia & Miccosukee Roads
                                   Tallahassee, FL 32308

     Mowell, John B.               Post Office Box 4168
                                   Tallahassee, FL 32315

     Noblin, Millard J.            Post Office Box 14019
                                   Tallahassee, FL 32317

     Rich, Jack                    825-A Lake Ridge Drive
                                   Tallahassee, FL 32312

     Scarboro, Rodney L.           3241 West Lakeshore Drive
                                   Tallahassee, FL 32312

     Smith, Fincher W.             2609 Lotus Drive
                                   Tallahassee, FL 32312

     Smith, Godfrey                Post Office Box 900
                                   Tallahassee, FL 32302

     Smith, Jr., J. Vereen         Post Office Box 900
                                   Tallahassee, FL 32302

     Smith, Robert H.              Post Office Box 11248
                                   Tallahassee, FL 32302

     Smith, Jr., William G.        Post Office Box 900
                                   Tallahassee, FL 32302

     Toole, Jr., Giles C.          Post Office Box 526
                                   Tallahassee, FL 32302

     Williams, Jr., Fred M.        Route 3, Box 96-C
                                   Monticello, FL 32344

     Williams, Paul Graves         Post Office Box 1018
                                   Quincy, FL 32353

                           SECTION 8.

     The following named persons shall serve as the Executive Officers of the Resulting Bank until the next annual meeting of Board of Directors or until such time as their successors have been elected and have qualified.

     Name                  Office            Address

William G. Smith, Jr.    Chairman       Post Office Box 900
                                        Tallahassee, FL 32302

Thomas A. Barron         President      Post Office Box 900
                                        Tallahassee, FL 32302

J. Kimbrough Davis       Secretary/
                         Treasurer      Post Office Box 900
                                        Tallahassee, FL 32302

                           SECTION 9.

     This Agreement may be terminated prior to the effective time of the merger by the mutual consent of the Boards of all of the constituent banks.

                           SECTION 10.

     This Agreement is subject to the approval of the sole shareholder of each of the constituent banks, and the merger shall become effective at the time specified in a Certificate to be issued by the Comptroller of Florida, pursuant to Section 658.45, Florida Statutes, under the seal of his office, approving the merger.

                           SECTION 11.

     This Agreement is also subject to the following terms and conditions:

     (a) The Florida Department of Banking and Finance shall have approved this Plan of Merger and Merger Agreement and shall have issued all other necessary authorizations and approvals for the merger, including a Certificate of Merger.

     (b) The appropriate federal regulatory agency shall have approved the merger and shall have issued all other necessary authorizations and approvals for the merger, and any statutory waiting period shall have expired.

                           SECTION 12.

     Effective as of the time this merger shall become effective as specified in the "Certificate of Merger" to be issued by the Comptroller of Florida, the Articles of Incorporation of the Resulting Bank shall read as set forth in Exhibit A, attached hereto and hereby incorporated herein by this reference.

     WITNESS the signatures and seals of said constituent banks as of the 25th day of July, 1994, each hereunto set by its President and attested by its Secretary, pursuant to a resolution of its Board of Directors, acting by a majority thereof, and witness the signatures hereto of a majority of each of said Boards of Directors.

Capital City First National Bank


/s/ William G. Smith, Jr.
William G. Smith, President

Directors:


/s/  DuBose Ausley
DuBose Ausley

/s/  Thomas A. Barron
Thomas A. Barron

/s/  John K. Humphress
John K. Humphress

/s/  Harold M. Knowles
Harold M. Knowles

/s/  Ryals E. Lee
Ryals E. Lee

/s/  Payne H. Midyette, Jr.
Payne H. Midyette, Jr.

/s/  Duncan Moore
Duncan Moore

/s/  John B. Mowell
John B. Mowell

/s/  George S. Palmer, M.D.
George S. Palmer, M.D.

/s/  M. Julian Proctor
M. Julian Proctor

/s/  Godfrey Smith
Godfrey Smith

/s/  William G. Smith, Jr.
William G. Smith, Jr.

/s/  Giles C. Toole, Jr.
Giles C. Toole, Jr.


Capital City Second National Bank


/s/  Thomas A. Barron
Thomas A. Barron, President

Directors:

/s/  DuBose Ausley
DuBose Ausley

/s/  Thomas A. Barron
Thomas A. Barron

/s/  Payne H. Midyette, Jr.
Payne H. Midyette, Jr.

/s/  Millard J. Noblin
Millard J.Noblin

/s/  George S. Palmer, M.D.
George S. Palmer, M.D.

/s/  Julian Proctor
Julian Proctor

/s/  Rodney L. Scarboro
Rodney L. Scarboro

/s/  Godfrey Smith
Godfrey Smith

/s/  Robert H. Smith
Robert H. Smith


Industrial National Bank


/s/  Thomas A. Barron
Thomas A. Barron, President

Directors:

/s/  DuBose Ausley
Dubose Ausley

/s/  Thomas A. Barron
Thomas A. Barron

/s/  R. Spencer Burress
R. Spencer Burress

/s/  J. Marshall Conrad
J. Marshall Conrad

/s/  William L. Moor
William L. Moor

/s/  Jack Rich
Jack Rich

/s/  Godfrey Smith
Godfrey Smith

/s/  J. Vereen Smith, Jr.
J. Vereen Smith, Jr.

/s/  Hugh E. Williams, Jr.
Hugh E. Williams, Jr.


Gadsden National Bank


/s/  Herschel Williams
Herschel Williams, President

Directors:


/s/  Thomas A. Barron
Thomas A. Barron

/s/  C. Bob Butler
C. Bob Butler

/s/  E. Cantey Higdon
E. Cantey Higdon

/s/  William W. Mahaffey
William W. Mahaffey

/s/  Fount H. May, Jr.
Fount H. May, Jr.

/s/  S. Craig McMillan
S. Craig McMillan

/s/  Robert H. Smith
Robert H. Smith

/s/  William G. Smith, Jr.
William G. Smith, Jr.

/s/  Herschel Williams
Herschel Williams

/s/  Paul Graves Williams
Paul Graves Williams



First National Bank of Jefferson County



/s/  W. W. Gunnels, Jr.
W. W. Gunnels, Jr., President

Directors:

/s/  W. W. Gunnels, Jr.
W. W. Gunnels, Jr.

/s/  Brian T. Hayes
Brian T. Hayes

/s/  George W. Miller
George W. Miller

/s/ G. Ulmer Miller
G. Ulmer Miller

/s/  Rodney L. Scarboro
Rodney L. Scarboro

/s/  Eddie L. Simpkins
Eddie L. Simpkins

/s/  Godfrey Smith
Godfrey Smith

/s/  William G. Smith, Jr.
William G. Smith, Jr.

/s/  Mary M. Whatley
Mary M. Whatley

/s/ Fred M. Williams, Jr.
Fred M. Williams, Jr.


City National Bank


/s/  Mitch Englert
Mitch Englert, President

Directors:


/s/  DuBose Ausley
DuBose Ausley

/s/  Thomas A. Barron
Thomas A. Barron

/s/  Mitch Englert
Mitch Englert

/s/  R. Gary Landrum
R. Gary Landrum

/s/  Ryals E. Lee
Ryals E. Lee

/s/  Payne H. Midyette, Jr.
Payne H. Midyette, Jr.

/s/  Fincher W. Smith
Fincher W. Smith

/s/  Godfrey Smith
Godfrey Smith

/s/  William G. Smith, Jr.
William G. Smith, Jr.


Havana State Bank


/s/  James R. Suber
James R. Suber, President

Directors:


/s/  DuBose Ausley
DuBose Ausley

/s/  Thomas A. Barron
Thomas A. Barron

/s/  Blucher B. Lines
Blucher B. Lines

/s/  M. William Miller
M. William Miller

/s/  P. W. Shelfer
P. W. Shelfer

/s/  H. W. Slappey
H. W. Slappey

/s/  Godfrey Smith
Godfrey Smith

/s/  Robert H. Smith
Robert H. Smith

/s/  James R. Suber
James R. Suber

/s/  Herschel Williams
Herschel Williams

Exhibit 10 (b) (2)

Third Amendment To Loan and Security Agreement

This Third Amendment to Loan and Security Agreement (hereinafter referred to as this "Agreement") made and entered into as of the 25 day of July, 1994, by and between Capital City Bank Group, Inc., a Florida Corporation, party of the first part, as borrower (hereinafter referred to as "Borrower"), and Wachovia Bank of Georgia, N.A., formerly known as The First National Bank of Atlanta, a national banking association, party of the second part, as lender (hereinafter referred to as "Lender");

Witnesseth:

Whereas, Borrower and Lender entered into a Loan Agreement dated December 22, 1989; and

Whereas, said Loan and Security agreement was amended on January 24, 1992 pursuant to a certain Amendment to Loan and Security Agreement and on September 10, 1993 pursuant to a certain Letter of Modification (the Loan and Security Agreement, as amended to the date hereof, hereinafter referred to as the "Loan Agreement"); and

Whereas, Borrower and Lender mutually desire to amend the Loan and Security Agreement;

Now, therefore, for and in consideration of the foregoing premises, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby covenant and agree as follows:

1. Defined Terms. As used in this Amendment, all capitalized terms shall have the same meanings as and when used in the Loan Agreement. All references to "this Agreement" in the Loan Agreement or in any other documents evidencing, securing or relating to the indebtedness evidenced by the Loan Documents shall refer to the Loan Agreement as hereby amended.

2.  Amendments.  The Loan Agreement is hereby amended as follows:

2.1 Section 5.13 of the Loan Agreement is hereby deleted in its entirety and the following simultaneously substituted in lieu thereof:

"5.13 Tangible Net Worth. Borrower shall maintain at all times, on a consolidated basis, a Tangible New Worth of at least $60,000,000 plus 50% of its cumulative net income (without consideration of net losses) after March 31, 1994."

2.2 Section 5.14 of the Loan Agreement is hereby deleted in its entirety and the following simultaneously substituted in lieu thereof:

"5.14 Tier 1 Capital as a Percentage of Risk Adjusted Assets. Borrower shall maintain at all times, on a consolidated basis, a ratio of tier 1 capital to weighted-risk assets (risk-based capital ratio of not less than 10.0%).

For purposes hereof, said ratio shall be calculated in accordance with the "Capital adequacy Guidelines of Bank Holding Companies: Risk Based Measure" in effect as of August 1, 1994 as promulgated by the Board of Governors of the Federal Reserve System, Appendix A to Regulation Y, Federal Reserve Regulatory Service $$ 4-797 et seq."

2.3 Section 5.15 of the Loan Agreement is hereby deleted in its entirety and the following simultaneously substituted in lieu thereof:

"5.15 Tier 1 Capital as a Percentage of Total Assets. Borrower shall maintain at all times, on a consolidated basis, a ratio of Tier I Capital to average total assets (leverage ratio) of not less than 7.0%.

For purposes hereof, said ratio shall be calculated in accordance with the "Capital adequacy Guidelines for Bank Holding Companies: Tier 1 Leverage Measure" in effect as of August 1, 1994 as promulgated by the Board of Governors of the Federal Reserve System, Appendix B to Regulation Y, Federal Reserve Regulatory Service $$ 4-797 et seq."

2.4. Section 5.17 of the Loan Agreement is hereby deleted in its entirety and the following simultaneously substituted in lieu thereof:

"45.17.  This section intentionally left blank."

2.5 Section 6.6 of the Loan Agreement is hereby deleted in its entirety and the following simultaneously substituted in lieu thereof:

"6.6 Non Performing Assets as a Percentage of total Loans and OREO. Borrower shall not permit to exist at any time, on a consolidated basis, its Non-Performing Assets to be in an amount which exceeds 3.50% of the sum of all loans owned by the Borrower and the Banks plus other real estate owned by the Borrower and the Banks.

For purposes hereof, Non-Performing Assets shall mean the aggregate principal amount of all loans of Borrower and the Banks which are, or are required by any Governmental Agency to be treated, reported or classified as non-performing (including loans on non-accrual, loans past due 90 days or more, formally restructured loans, and other real estate owned).

3. Effect of Amendment. This amendment is a modification only and not a novation. Except for the above quoted modifications, the Loan Documents, and any and all other agreements executed in connection therewith, and all of the terms and conditions thereof, shall be and remain in full force and effect.

4. No Default. To induce Lender to enter into this Amendment and to make advances to Borrower pursuant to the Loan Agreement, Borrower hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms thereof, there exists (i) no Event of Default or Default Condition; and (ii) no right of offset, defense, counterclaim, claim or objection in favor of Borrower as against Lender arising out of or with respect to any of the Obligations.

5. Ratification. The Borrower hereby ratifies and confirms all terms, provisions and conditions of the Loan Documents as herein modified.

6. Restatement of Representations and Warranties. Borrower hereby restates and renews each and every representation and warranty heretofore made by it under or connection with the execution and delivery of the Loan Agreement and Loan Documents as fully as if made on the date thereof and with specific reference to this Amendment and all other Loan Documents executed and/or delivered in connection herewith except solely to the extent that the subject of such representations and warranties has been altered or amended hereby.

7. Further Assurances. Borrower agrees to take such further actions as Lender shall reasonably request in connection herewith to evidence the amendments herein contained to the Agreement.

8. Section References. Section titles and references used in this Amendment shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.

9. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto to separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same original.

10. Governing Law. This Amendment shall be interpreted and construed in accordance with the laws of the State of Georgia.

     IN WITNESS WHEREOF, Borrower and Lender have executed this Agreement under seal as of the day and year first above written.

BORROWER:

CAPITAL CITY BANK GROUP, INC.

BY:
/s/  J. KIMBROUGH DAVIS
J. KIMBROUGH DAVIS
SENIOR VICE PRESIDENT
CHIEF FINANCIAL OFFICER

ATTEST:
/s/  R. H. SMITH
R. H. SMITH
VICE PRESIDENT

(CORPORATE SEAL)


WACHOVIA BANK OF GEORGIA, N.A.



BY:
/s/ J. RONALD FROST
VICE PRESIDENT AND DISTRICT MANAGER

(CORPORATE SEAL)

September 10, 1993



Mr. J. Kimbrough Davis
Senior Vice President and Chief Financial Officer
Capital City Bank Group, Inc.
217 North Monroe Street
Tallahassee, Florida   32302

Dear Kim:

RE: Request by Capital City Bank Group, Inc. (the "Borrower") that Capital City First National Bank ("Capital City Bank") be permitted to pledge certain 1-to-4 personal residential loans (as such term is further defined below) to the Federal Home Loan Bank ("FHLB") pursuant to: Loan and Security Agreement dated December 22, 1989, as amended by amendment to Loan and Security Agreement dated January 24, 1992 (said Loan and Security Agreement as so amended hereinafter referred to as the "Loan Agreement").

As we discussed, you have requested that the Loan Agreement be modified as to allow the pledge by Capital City Bank of certain loans to the FHLB to secure loan advances from time to time by the FHLB to Capital City Bank.

Upon your execution, and delivery to Wachovia Bank of Georgia, N.A. (the "Bank"), of the enclosed counterpart copy of this letter, this letter will constitute a modification to the Loan Agreement as follows:

Notwithstanding Section 6.1 of the Loan Agreement entitled "No Liens", the granting by Capital City Bank to the FHLB of a lien on some or all of the loans will not be deemed to be in violation of the negative covenants contained in
Section 6.1; provided however, total outstanding loan advances at any time by the FHLB to Capital City Bank secured by the Loans shall not exceed 65% of the outstanding balances of the Loans. For the purposes of this Letter of modification, to the defined term "Loans" shall mean and include all of Capital City Bank's 1-to-4 family residential mortgages including without limitation revolving open-end loans secured by 1-to-4 family residential properties and extended under lines of credit; and all other loans secured by 1-to-4 family residential properties.

Except as set forth expressly herein, all of the terms of the loan Agreement shall be and remain in full force and effect, and shall constitute the legal, valid and binding and enforceable obligations of the Borrower to the Bank. Borrower hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Loan Agreement, effective as of the date hereof, as modified by this Letter of Modification. The provisions of the Letter of Modification are for the specific purposes outlined herein and shall not constitute a waiver by the Bank of any other terms and provisions of the Loan Agreement or any term or provision of any other agreement between the Borrower and the Bank.

Please evidence your agreement to the terms of the foregoing letter of Modification by signing he enclosed copy of this letter and returning it to my attention on or before September 30, 1993. This Letter of Modification shall be effective as of the 17th day of June, 1993, regardless of the actual date of execution. If this Letter of Modification is not returned properly executed on or before September 30, 1993, the terms of this Letter of Modification shall be null and void and shall have no effect.

Sincerely,


/s/ J. Ronald Frost
J. Ronald Frost
Vice President
Financial Institutions Unit
(404) 332-5608

Acknowledgement and Approval by:


/s/ J. KIMBROUGH DAVIS
J. KIMBROUGH DAVIS
SENIOR VICE PRESIDENT
AND CHIEF FINANCIAL OFFICER

DATE:  SEPTEMBER 20, 1993