Form 10-Q
period 1995-03-31
CAPITAL CITY BANK GROUP INC
filed 1995-05-12
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
 March 31, 1995                               Commission File Number  0-13358



CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)



         Florida                                         59 2273542
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida                       32301
   (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code:
(904) 671-0610


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes __X___ No _____


At April 30, 1995, 2,853,680 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.



I N D E X



PART I. FINANCIAL INFORMATION                                    PAGE NUMBER


Consolidated Statements of Condition --
March 31, 1995 and December 31, 1994                                  3

Consolidated Statements of Income --
Three Months Ended March 31, 1995                                     4
and 1994

Consolidated Statements of Cash Flows --
Three Months Ended March 31, 1995
and 1994                                                              5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         9



PART II. OTHER INFORMATION


Index to Exhibits                                                    15

Signatures                                                           15

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 1995 AND DECEMBER 31, 1994
(Dollars In Thousands, Except Per Share Amounts)

                                                  March 31,       December 31,
                                                    1995              1994
                                                 (Unaudited)       (Audited)
ASSETS

Cash & Due From Banks                             $ 66,467          $ 63,327
Investment Securities, Market Value
   $147,563 and $145,003 as of
   March 31, 1995 and December 31,
   1994, respectively (Note 2)                     150,058           150,441
Investment Securities Available for Sale            47,611            48,847
Federal Funds Sold                                  57,035            27,750

Loans: (Note 3)                                    426,840           426,013
  Unearned Interest                                 (4,814)           (5,209)
  Allowance for Loan Losses
     Loans, Net                                     (7,720)           (7,551)
                                                   414,306           413,253

Premises & Equipment                                25,108            24,292
Accrued Interest Receivable                          6,134             5,546
Intangible Assets                                    1,312             1,379
Other Assets                                         7,853             9,805
    TOTAL ASSETS                                  $775,884          $742,630

LIABILITIES

Deposits:
  Noninterest Bearing Deposits                    $175,755          $167,711
  Interest Bearing Deposits (Note 4)               492,858           480,463
      Total Deposits                               668,613           648,174

Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                 24,706            13,964
Other Short-Term Borrowings                          1,454               999
Other Liabilities                                    5,726             7,093
      TOTAL LIABILITIES                           $700,499          $670,230

SHAREHOLDERS' EQUITY

Common Stock,  $.01 Par  Value;
   4,000,000 shares authorized;
   3,105,243 issued                                     31                31
Surplus                                              5,868             5,852
Retained Earnings                                   76,178            73,989
Treasury Stock: 251,563 shares at
   March 31, 1995 and 259,428 at
   December 31, 1994                                (6,368)           (6,588)
Unrealized Gains and Losses                           (324)             (884)
     TOTAL SHAREHOLDERS' EQUITY                     75,385            72,400
     TOTAL LIABILITIES & SHAREHOLDERS'
                 EQUITY                           $775,884          $742,630

Book Value Per Share                              $  26.42          $  25.44

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED MARCH 31
(Dollars in Thousands, Except Per Share Amounts)


                                                  1995                1994
                                                Unaudited           Unaudited

INTEREST INCOME

Interest and Fees on Loans                        $ 9,737           $ 8,271
Investment Securities:
     U. S. Treasury                                 1,087               942
     U. S. Government Agencies/Corp.                  556               843
     States and Political Subdivisions                839               882
     Other Securities                                  67                80
Funds Sold                                            478               384
          Total Interest Income                    12,764            11,402

INTEREST EXPENSE

  Deposits                                          4,205             3,303
  Fed. Funds Purchased & Securities
    Sold Under Repurchase Agreements                  225               143
  Other Short-Term Debt                                12                 6
  Long-Term Borrowings                                  -                20
          Total Interest Expense                    4,442             3,472

Net Interest Income                                 8,322             7,930
Provision for Loan Losses                             274               330
  Net Interest Income After Provision for
  Loan Losses                                       8,048             7,600

NONINTEREST INCOME

 Service Charges on Deposit Accounts                1,323             1,303
 Data Processing                                      606               593
 Income from Fiduciary Activities                     337               191
 Securities Transactions                                -                (1)
 Other                                              1,112             1,461
      Total Noninterest Income                      3,378             3,547

NONINTEREST EXPENSE

  Salaries and Employee Benefits                    4,426             4,252
  Occupancy, Net                                      598               554
  Furniture and Equipment                             845               680
  Other                                             2,515             2,413
      Total Noninterest Expense                     8,384             7,899

Income Before Income Taxes                          3,042             3,248
Income Tax Expense                                    854               898

NET INCOME                                        $ 2,188            $2,350

Net Income Per Share                              $   .77            $  .82

Cash Dividends Per Share                               --                --

Average Shares Outstanding                      2,851,821         2,851,016

CAPITAL CITY BANK GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31
(Dollars in Thousands)


                                                1995            1994
                                             (Unaudited)     (Unaudited)


NET INCOME                                    $  2,188         $2,350

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                        274            330
  Depreciation                                     583            419
  Amortization of Intangible Assets                 67             92
  Net (Increase) Decrease in Interest
    Receivable                                    (588)            87
  Net (Increase) Decrease in Other Assets        1,969          1,890
  Net Increase (Decrease) in Other
    Liabilities                                    910            304
Net Cash From Operating Activities               5,403          5,472

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities                       10,563         22,591
  Purchase of Investment Securities             (8,384)       (23,980)
  Net (Increase) Decrease in Loans              (1,327)         5,490
  Purchase of Premises & Equipment              (1,411)        (1,428)
  Sales of Premises & Equipment                     12              -
Net Cash from Investing Activities                (547)         2,673

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits            20,439         (3,885)
 Net Increase (Decrease) in Federal
   Funds Purchased                              10,742         (8,357)
 Net Increase (Decrease) in Other Short-Term
   Borrowings                                      455           (202)
 Repayment of Long-Term Debt                         -           (500)
 Dividends Paid                                 (2,277)        (2,134)
 Sale (Purchase) of Treasury Stock                 220              -
Net Cash From Financing Activities              29,579        (15,078)

Net Increase (Decrease) in Cash and
  Cash Equivalents                              34,435         (6,933)
Cash and Cash Equivalents at Beginning of
  Period                                        89,067        113,891
Cash and Cash Equivalents at End of Period    $123,502       $106,958

Supplemental Disclosure:
  Interest Paid                               $  4,163       $  3,414
  Taxes Paid                                         -       $      -

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

     In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

     The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1994 Annual Report and Form 10K. The Company has not changed its accounting and reporting policies from those disclosed in its 1994 Annual Report or Form 10K, except as described in Note 4.

(2) INVESTMENT SECURITIES

The carrying value and related market value/amortized cost of investment securities in the held-to-maturity and available-for-sale portfolios at March 31, 1995 and December 31, 1994 were as follows (dollars in thousands):

                                              March 31, 1995
                                  Amortized  Unrealized  Unrealized   Market
Held-To-Maturity                    Cost        Gains       Losses     Value

U. S. Treasury                    $ 68,526     $     29    $    769  $ 67,786
U. S. Government Agencies
  and Corporations                  26,851           15         876    25,990
States and Political Subdivisions   49,426          289       1,049    48,666
Mortgage Backed Securities           2,945            8         113     2,840
Other Securities                     2,310            -          29     2,281
     Total                        $150,058     $    341    $  2,836  $147,563


                                              March 31, 1995
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost        Gains       Losses     Value

U. S. Treasury                    $15,572      $    113    $     85  $ 15,600
U. S. Government Agencies
  and Corporations                  7,786            15         286     7,515
States and Political Subdivisions  19,615           152         419    19,348
Mortgage Backed Securities          3,164            16          19     3,161
Other Securities                    1,981             7           1     1,987
     Total                        $48,118       $   303    $    810  $ 47,611

                                               December 31, 1994
                                  Amortized  Unrealized  Unrealized   Market
Held To Maturity                    Cost       Gains       Losses      Value

U.S. Treasury                     $ 72,979   $       -   $    1,681 $ 71,298
U.S. Government Agencies
  and Corporations                  23,018           3        1,415   21,606
States and Political
  Subdivisions                      49,125         135        2,027   47,233
Mortgaged Backed Securities          3,005           1          182    2,824
Other Securities                     2,314           -          272    2,042
  Total                           $150,441   $     139   $    5,577 $145,003


                                                  December 31, 1994
                                  Amortized  Unrealized  Unrealized   Market
Available For Sale                  Cost       Gains       Losses     Value

U.S. Treasury                     $  18,634  $       -    $    180  $ 18,454
U.S. Government Agencies
  and Corporations                    7,041          2         443     6,600
States and Political
  Subdivisions                       19,641         77         805    18,913
Mortgaged Backed Securities           2,932          -          32     2,900
Other Securities                      1,981          1           2     1,980
  Total                           $  50,229  $      80    $  1,462  $ 48,847

(3) LOANS

The composition of the Company's loan portfolio at March 31, 1995 and December 31, 1994 was as follows (dollars in thousands):

                                     March 31, 1995    December 31, 1994
Commercial, Financial
  and Agricultural                     $ 42,231           $ 39,288
Real Estate-Construction                 24,651             24,315
Real Estate-Mortgage                    255,722            255,754
Consumer                                104,236            106,656
   Gross Loans                         $426,840           $426,013

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month period ended March 31, 1995 and 1994, is as follows:

                                    March 31, 1995     March 31 1994

Balance, Beginning of the Period       $  7,551           $  7,594
Provision for Loan Losses                   274                330
Recoveries on Loans Previously
  Charged-Off                               183                120
Loans Charged-Off                          (288)              (274)
Balance, End of Period                 $  7,720           $  7,770

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended. In accordance with SFAS 114, the value of a loan which is deemed "impaired" is measured based on the present value of expected future cash flows discounted at the loan's initial effective interest rate or the fair value of the collateral, if the loan is collateral dependent. If the value of a loan is less than its recorded investment, a valuation allowance is established. This valuation allowance is included in the total allowance for loan losses, which is established to cover losses inherent in the portfolio as a whole. Certain loan categories including residential, consumer and credit card loans are excluded from the scope of this Statement. Adoption of SFAS 114 did not have a material impact on the level of the allowance for loan losses.

The definition of insubstance foreclosure loans was also changed by SFAS 114. As of March 31, 1995, loans which were previously deemed insubstance foreclosures and classified as other real estate have been reclassified as loans. Insubstance foreclosures are not material and have not been reclassified for prior periods.

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below.

                                                _____March 31, 1995_______
                                                             Valuation
________________________________________________Balance______Allowance____
Impaired Loans:
     With Related Credit Allowance              $  2,063     $  431
     Without Related Credit Allowance           $  1,480     $  --
     Average Recorded Investment for the Period $  4,501     $   *

* Not Applicable
__________________________________________________________________________

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the period ended March 31, 1995, the Company recognized $37,039 in interest income on impaired loans, of which $30,588 was collected in cash.


(5) DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 1995 and December 31, 1994 was as follows (dollars in thousands):

                                     March 31, 1995    December 31, 1994

NOW Accounts                           $ 89,802           $ 95,540
Money Market Accounts                    66,538             71,763
Savings Deposits                         89,826            101,009
Other Time Deposits                     246,692            212,151
  Total Interest Bearing Deposits      $492,858           $480,463

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

RESULTS OF OPERATIONS

Net Income

Net income was $2.2 million, or $.77 per share for the first quarter of 1995, a per share decrease of 6.1% over the $2.4 million, or $.82 per share for the comparable period in 1994. Factors which impacted earnings include (1) higher net interest income attributable to an increase in the Company's net interest margin, (2) a reduction in noninterest income associated with nonrecurring gains recognized during the first quarter of 1994 and lower mortgage origination fees during 1995, and (3) higher noninterest expense attributable to depreciation and expenses associated with completion of the Company's corporate reorganization which was consummated on January 1, 1995. Condensed statements of income for the respective periods are presented below (dollars in thousands):

                                 For The Three Months Ended March  31,
                                       1995                 1994

Interest and Dividend Income         $12,764              $11,402
Taxable Equivalent Adjustment(1)         390                  420
                                      13,154               11,822
Interest Expense                       4,442                3,472
Net Interest Income (FTE)              8,712                8,350
Provision for Loan Losses                274                  330
Taxable Equivalent Adjustment            390                  420
Net Int. Inc. After Provision          8,048                7,600
Noninterest Income                     3,378                3,547
Noninterest Expense                    8,384                7,899
Income Before Income Taxes             3,042                3,248
Income Taxes                             854                  898
Net Income                             2,188              $ 2,350

Percent Change                         (6.89)%              57.51%

Return on Average Assets (2)            1.20%                1.28%

Return on Average Equity (2)           12.08%               13.90%

(1) Computed using a statutory tax rate of 34%
(2) Annualized

Net Interest Income

First quarter taxable equivalent net interest income increased $362,000, or 4.3%, over the same period for 1994. The increase is attributable to improvement in the Company's net interest margin as average earning assets declined over the comparable 1994 period. Table 1 on page 14 provides a comparative analysis of the Company's average balances and interest rates.

Taxable-equivalent interest income increased $1.3 million, or 11.3%, due to rising interest rates and loan growth. The average yield on earning assets increased 97 basis points from 7.20% in the first quarter of 1994 to 8.17% in 1995. Comparing the first quarter of 1995 to 1994, the Prime rate increased 300 basis points and the three-year Treasury Bill index increased over 200
basis points.   Following the steep rise in interest rates in 1994, rate
indices retreated somewhat as the first quarter came to a close, perhaps indicating a leveling off of interest rates during the second quarter.
Loans, which generally represent the Company's highest yielding asset, increased (on average) $31.3 million, or 8.0%. As a percent of average earning assets the loan portfolio increased from 58.9% to 64.8%. Interest income generated from higher rates and loan growth more than offset the decrease attributable to a $12.8 million reduction in average earning assets.

Interest expense increased $970,000, or 27.9%, due to a 89 basis point increase in the average rate paid on interest bearing liabilities which rose from 2.72% in the first quarter of 1994 to 3.61% in the first quarter of 1995. The increase in average rate paid is attributable to higher interest rates and a shift in deposits from transaction and savings accounts to certificates of deposit. Certificates of deposits, which generally represent a higher cost of funds than other deposit offerings, increased as a percent of average deposits from 32.1% in the first quarter of 1994 to 34.7% in the first quarter of 1995, while savings deposits decreased from 17.1% to 15.0%. This shift in mix further accentuated the overall increase in cost of funds attributable to rising rates.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.48% in the first quarter of 1994 to 4.56% in the comparable quarter for 1995. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) increased from 5.08% in the first quarter of 1994 to 5.41% in 1995. The increase in both the spread and margin is attributable to rapidly rising interest rates during a period when market conditions and competitive pressures did not justify a comparable increase in deposit pricing. However, during the first quarter, competition increased considerably and the Company experienced a reduction in margin between January and March. If current market conditions persist, management does not anticipate maintaining these relatively strong margins through the second quarter.

Provisions for Loan Losses

The provision for loan losses for the three months ended March 31, 1995, was $274,000 versus $330,000 for the first quarter of 1994. The lower provision exceeded net charge-offs by $169,000 and reflects improved asset quality. Relative to year-end, the reserve for loan losses increased slightly to $7.7 million, and represented 1.8% of total loans. Charge-off activity for the respective periods is set forth below.

                                                      Three Months Ended
                                                   1995                1994

Net Charge-Offs                                   $105,000           $154,000

Net Charge-Offs (Annualized) as a percent
  of Average Loans Outstanding, Net of Unearned
  Interest                                            .10%               .16%

Noninterest Income

Noninterest income decreased $169,000, or 4.8%, over the first quarter of 1994. The decrease is attributable to a reduction in gains on the sale of real estate and mortgage origination fees. During the first quarter of 1995, the Company recognized gains from the sale of real estate totalling $82,000, compared to $340,000 in 1994. Mortgage origination fees decreased $214,000 attributable to a reduction in mortgage volume of $11.8 million, or 77.4%.

In January 1995, the Company changed the method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change in method resulted in a one-time adjustment which increased CCTC revenues by $166,000 in the first quarter.

Service charges on deposit accounts increased $20,000, or 1.5%. This was the first favorable quarter-to-quarter comparison since the third quarter of 1992. The increase primarily reflects a higher level of activity subject to service charge assessments.

Noninterest income as a percent of average earning assets was 2.1% for the first quarter of 1995 versus 2.2% for the comparable quarter in 1994.

Noninterest Expense

Noninterest expense in the first quarter of 1995 increased $485,000, or 6.1%, over the first quarter of 1994. Compensation expense, depreciation and expenses associated with the Company's recent corporate reorganization where the primary factors contributing to the overall increased.

Compensation expense increased $174,000, or 4.1%, reflecting annual raises and an increase in full-time equivalent employees of 14.

Occupancy expense, including premises, furniture, fixtures and equipment increased $209,000, or 16.9%. The increase is primarily attributable to depreciation expense which is up $162,000. The increase reflects major capital additions placed into service in 1994 including a new operations center, opening of a new office, renovations and the purchase of furniture and equipment. Capital additions are planned for 1995 which will add to the current level of depreciation expense.

Other noninterest expense increased $102,000, or 4.2%. A portion of this increase in associated with the recently completed corporate reorganization and the newly consolidated Capital City Bank. The expense categories which were primarily affected include advertising, printing/supplies, telephone and postage.

Net noninterest expense (noninterest income minus noninterest expense) as a percent of average earning assets was 3.1% in the first quarter of 1995 versus 2.7% for the first quarter of 1994. This increase is attributable to the reduction in noninterest income and the higher level of noninterest expense as discussed above.

Income Taxes

The provision for income taxes decreased $44,000, or 4.9%, over the first quarter of 1994. The decrease in the provision is attributable to lower taxable income. The Company's effective tax rate for the first quarter of 1995 was 28.1% compared to 27.6% for the same quarter in 1994.

FINANCIAL CONDITION

The Company's average assets decreased to $735.9 million in the first quarter of 1995 from $745.8 million in the first quarter of 1994. Average earning assets were $652.2 million for the three months ended March 31, 1995 versus $665.0 million for the comparable quarter of 1994. The decrease in assets occurred primarily in the first quarter as the Company experienced a decline in total deposits. Average loans were up $31.3 million, or 8.0%. Loan growth was funded through a reduction in the investment portfolio and funds sold which decreased $28.4 million (12.6%) and $15.6 million (32.2%), respectively. Table I on page 14, presents average balances for the first quarter of 1995 and 1994.

During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). To Afford greater flexibility in managing the portfolio, management transferred approximately 30% of the portfolio to the "Available-for-Sale" category. The available-for-sale securities portfolio enables the Company to manage its liquidity position and interest rate risk without adversely affecting the classification of securities in the "Held-to-Maturity" portfolio, which are recorded at amortized costs. Securities in the available-for-sale portfolio are recorded at fair value and represented approximately 24% of the Company's total investment portfolio at March 31, 1995. See Note 2 in Notes to Consolidated Financial Statements for a further breakdown of the Company's investments.

At March 31, 1995, the Company's nonperforming loans were $4.9 million versus $6.0 million at year-end and $9.2 million at March 31, 1994. As a percent of nonperforming loans, the allowance for loan losses represented 156.0% at March 31, 1995 versus 126.6% at December 31, 1994 and 84.7% at March 31, 1994. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $.7 million at March 31, 1995, versus $1.6 million at December 31, 1994, and $2.3 million at March 31, 1994.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended. In accordance with SFAS 114, the valuation allowance for loans which are deemed "impaired" is measured based on the present value of expected future cash flows discounted at the loan's initial effective interest rate or the fair value of the collateral, if the loan is collateral dependent. See Note 4 in the Notes to Consolidated Financial Statements for further information.

Average deposits decreased from $647.8 million in the first quarter of 1994, to $635.1 million in the first quarter of 1995. Although interest rates increased significantly during 1994, there was little competitive pressure to increase pricing and total deposits remained relatively stable. The reduction in deposits occurred almost exclusively during the first quarter of 1995 as competition increased and depositors sought higher yields. To combat the deposit outflow management became more aggressive on pricing and by the end of the first quarter had increased deposits to a level which exceeded that of the fourth quarter of 1994.

Although the level of deposits remained relatively constant during 1994, there was a gradual shift from transaction and savings accounts to certificates of deposits as interest rates rose and depositors became more willing to invest in longer term, fixed rate maturities. During the first quarter this shift was further accentuated. On average, certificates of deposit, as a percent of total deposits increased to 34.7% from 32.1% for the comparable quarter in 1994.

The ratio of average noninterest bearing deposits to total deposits was 24.4% for the first quarter of 1995 compared to 23.6% for the first quarter of 1994. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 76.6% in 1995 versus 78.0 in 1994. These ratios were impacted by the overall reduction in deposits which came primarily from the interest bearing categories.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including securities held in the available for sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally the Parent Company maintains two $6.0 million revolving lines of credit. As of March 31, 1995, there was debt outstanding under either facility.

The Company's equity capital was $75.4 million as of March 31, 1995 compared to $72.4 million as of December 31, 1994. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.6% at March 31, 1995 and December 31, 1994. Further, the Company's risk-adjusted capital ratio of 17.2% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its Group banks. At March 31, 1995, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

During the first three months of 1995, shareholders' equity increased $3.0 million, or 16.5%, on an annualized basis. At March 31, 1995, the Company's common stock had a book value of $26.42 per share compared to $25.44 at December 31, 1994. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 251,563 shares of its common stock, net of shares subsequently reissued. In the first quarter of 1995, there were no shares repurchased and 7,865 treasury shares were reissued, a majority of which represented performance awards issued in accordance with the Company's Stock Incentive Plan.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)


                                                    1995                                   1994
                                         Average             Average           Average            Average
                                         Balance   Interest    Rate            Balance  Interest    Rate


ASSETS
Loans, Net of Unearned Interest         $422,880      9,749    9.35%           $391,625    $8,276     8.57%
Taxable Investment Securities            128,478      1,710    5.40%            152,926     1,865     4.94%
Tax-Exempt Investment Securities          67,990      1,217    7.16%             71,959     1,297     7.21%
Funds Sold                                32,909        478    5.89%             48,531       384     3.21%
   Total Earning Assets                  652,257     13,154    8.17%            665,041    11,822     7.20%
Cash & Due From Banks                     51,071                                 50,248
Allowance for Loan Losses                 (7,646)                                (7,691)
Other Assets                              40,283                                 38,256
     TOTAL ASSETS                       $735,965                               $745,854

LIABILITIES

NOW Accounts                              93,424        529    2.30%             97,325       429     1.79%
Money Market Accounts                     70,750        541    3.10%             79,038       387     1.98%
Savings Accounts                          95,217        578    2.46%            110,933       656     2.40%
Other Time Deposits                      220,230      2,557    4.71%            207,901     1,831     3.57%
   Total Interest Bearing Deposits       479,621      4,205    3.56%            495,197     3,303     2.70%
Funds Purchased                           18,647        225    4.90%             20,483       143     2.84%
Other Borrowed Funds                       1,251         12    3.81%              1,099         6     2.33%
Long-Term Debt                                 -          -       -               1,858        20     4.29%
   Total Int. Bearing Liabilities        499,519      4,442    3.61%            518,637     3,472     2.72%
Noninterest Bearing Deposits             155,528                                152,593
Other Liabilities                          7,427                                  6,053
     TOTAL LIABILITIES                   662,475                                677,283

SHAREHOLDERS' EQUITY

Common Stock                                  31                                     31
Surplus                                    5,863                                  5,854
Retained Earnings                         67,596                                 62,686
     TOTAL S'HOLDERS' EQUITY              73,490                                 68,571
     TOTAL LIAB. & EQUITY                735,964                               $745,854
Interest Rate Spread                                           4.56%                                  4.48%
Net interest Income                                  $8,712                                $8,350
Net Interest Margin                                            5.41%                                  5.08%

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $419,000 and
    $391,000, for the three months ended March 31, 1995 and 1994, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

PART II.  OTHER INFORMATION

Items 1-5.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    Not applicable

(B) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the period ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/S/ J. KIMBROUGH DAVIS
J. Kimbrough Davis
Senior Vice President and
Chief Financial Officer

Date:  May 12, 1995