Form 10-K/A
period 1994-12-31
CAPITAL CITY BANK GROUP INC
filed 1995-06-23
CIK 726601

Exhibit 23.1

(Letterhead James D. A. Holley, Inc.)

Report of Independent Accountants



Shareholders and Board of Directors
Capital City Bank Group, Inc.
Tallahassee, Florida

We have audited the accompanying consolidated statement of condition of Capital City Bank Group, Inc., and subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc., as of December 31, 1993, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Financial Statements, Capital City Bank Group, Inc., changed its method of accounting for income taxes in 1993.

/s/ JAMES D. A. HOLLEY & CO.

Tallahassee, Florida
February 4, 1994