Form 10-Q
period 1995-06-30
CAPITAL CITY BANK GROUP INC
filed 1995-08-11
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
June 30, 1995                                  Commission File Number  0-13358



CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)



         Florida                                      59-2273542
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida      32301
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

Yes __X___ No _____


At July 31, 1995, 2,853,701 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.



I N D E X



PART I. FINANCIAL INFORMATION                                 PAGE NUMBER


Consolidated Statements of Condition --
June 30, 1995 and December 31, 1994                                  3

Consolidated Statements of Income --
Three and Six Months Ended June 30, 1995                             4
and 1994

Consolidated Statements of Cash Flows --
Six Months Ended June 30, 1995
and 1994                                                             5

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                        8



PART II. OTHER INFORMATION


Index to Exhibits                                                   16

Signatures                                                          16

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
                                 CAPITAL CITY BANK GROUP, INC.
                             CONSOLIDATED STATEMENTS OF CONDITION
                          AS OF JUNE 30, 1995 AND DECEMBER 31, 1994
(Dollars In Thousands, Except Per Share Amounts)

                                           June 30, 1995       December 31, 1994
                                             (Unaudited)            (Audited)
ASSETS
Cash & Due From Banks                         $ 48,771              $ 63,327
Investment Securities, Market Value
   $154,763 and $145,003 as of
   June 30, 1995 and December 31,
   1994, respectively (Note 2)                 154,876               150,441
Investment Securities Available for Sale        54,953                48,847
Federal Funds Sold                              53,050                25,740
Loans: (Note 3)                                431,124               426,013
  Unearned Interest                             (4,503)               (5,209)
  Allowance for Loan Losses                     (7,344)               (7,551)
     Loans, Net                                419,277               413,253
Premises & Equipment                            25,667                24,292
Accrued Interest Receivable                      6,591                 5,546
Intangible Assets                                1,246                 1,379
Other Assets                                     8,355                 9,805
    TOTAL ASSETS                              $772,786              $742,630

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                $159,895              $167,711
  Interest Bearing Deposits (Note 4)           506,618               480,463
      Total Deposits                           666,513               648,174
Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements             20,252                13,964
Other Short-Term Borrowings                      1,630                   999
Other Liabilities                                6,694                 7,093
      TOTAL LIABILITIES                       $695,089              $670,230

SHAREHOLDERS' EQUITY
Common Stock,  $.01 Par  Value;
   4,000,000 shares authorized;
   3,105,243 issued                                 31                    31
Surplus                                          5,868                 5,852
Retained Earnings                               78,025                73,989
Treasury Stock: 251,563 shares at
   June 30, 1995 and 259,428 at
   December 31, 1994                            (6,368)               (6,588)
Unrealized Gains and Losses                        141                  (884)
     TOTAL SHAREHOLDERS' EQUITY                 77,697                72,400
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $772,786              $742,630
Book Value Per Share                          $  27.23              $  25.44

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30 (Dollars in Thousands, Except Per Share Amounts)

                               THREE MONTHS ENDED JUNE  SIX MONTHS ENDED JUNE

                                   1995       1994          1995     1994
INTEREST INCOME

Interest and Fees on Loans        $10,062   $ 8,650       $19,799   $16,921
Investment Securities:
   U. S. Treasury                   1,032     1,265         2,119     2,555
   U. S. Government Agencies/Corp.    744       492         1,300       987
   States and Political Subdivisions  857       889         1,696     1,771
   Other Securities                    61        58           128       138
Federal Funds Sold                    834       435         1,312       819
       Total Interest Income       13,590    11,789        26,354    23,191

INTEREST EXPENSE

Deposits                            5,064     3,351         9,269     6,654
Fed. Funds Purchased & Securities     303       140           528       283
Sold Under Repurchase Agreements
Long-Term Borrowings                    -        15             -        35
Other Short-Term Debt                  12         8            24        14
       Total Interest Expense       5,379     3,514         9,821     6,986
Net Interest Income                 8,211     8,275        16,533    16,205
Provision for Loan Losses              17       329           291       659
Net Interest Income After Provision
  for Loan Losses                   8,194     7,946        16,242    15,546

NONINTEREST INCOME

Income from Fiduciary Activities      165       146           502       337
Service Charges on Deposit Accounts 1,407     1,365         2,730     2,668
Data Processing                       780       715         1,386     1,308
Securities Transactions                 -         5             -        4
Other                               1,047     1,074         2,159     2,535
       Total Noninterest Income     3,399     3,305         6,777     6,852

NONINTEREST EXPENSE

Salaries and Employee Benefits      4,446     4,278         8,872     8,530
Occupancy, Net                        634       564         1,232     1,118
Furniture and Equipment               806       698         1,651     1,378
Other                               2,718     2,387         5,233     4,800
       Total Noninterest Expense    8,604     7,927        16,988    15,826

Income Before Income Tax            2,989     3,324         6,031     6,572
Income Tax Expense                    828       937         1,682     1,835

NET INCOME                       $  2,161   $ 2,387        $4,349    $4,737

Net Income Per Share             $    .75   $   .84        $ 1.52    $ 1.66

Cash Dividends Per Share         $    .11   $   .11        $  .11    $  .11

Average Shares Outstanding      2,853,680 2,847,414     2,853,680 2,849,196

CAPITAL CITY BANK GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30
(Dollars In Thousands)
                                                1995            1994
                                             (Unaudited)     (Unaudited)
NET INCOME                                     $ 4,349         $ 4,737

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                        291            659
  Depreciation                                   1,197            836
  Amortization of Intangible Assets                133            183
  Net (Increase) Decrease in Interest
    Receivable                                  (1,045)          (135)
  Net (Increase) Decrease in Other Assets        1,466            697
  Net Increase (Decrease) in Other
    Liabilities                                  1,564           (136)
Net Cash From Operating Activities               7,955          6,841

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities-Held to Maturity      20,368         32,682
  Proceeds from Payments/Maturities of
    Investment Securities-Available for Sale     7,435          7,350
  Purchase of Investment Securities Held
    to Maturity                                (24,868)       (46,959)
  Purchase of Investment Securities
    Available for Sale                         (12,450)        (1,081)
  Net (Increase) Decrease in Loans              (6,315)       (11,979)
  Purchase of Premises & Equipment              (2,594)        (2,560)
  Sales of Premises & Equipment                     22             55
  Net Cash from Investing Activities           (18,402)       (22,492)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits            18,339          3,986
 Net Increase (Decrease) in Federal
   Funds Purchased                               6,288         (4,804)
 Net Increase (Decrease) in Other Borrowed
   Funds                                           631           (202)
 Repayment of Long-Term Debt                         -         (1,000)
 Dividends Paid                                 (2,277)        (2,134)
 Sale (Purchase) of Treasury Stock                 220            (86)
Net Cash From Financing Activities              23,201         (4,240)

Net Increase (Decrease) in Cash and
  Cash Equivalents                              12,754        (19,891)
Cash and Cash Equivalents at Beginning of
  Period                                        89,067        113,892
Cash and Cash Equivalents at End of Period   $ 101,821       $ 94,001

Supplemental Disclosure:
  Interest Paid                              $   8,837        $ 6,913
  Taxes Paid                                 $   1,542        $ 1,699

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1994 Annual Report and Form 10K.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities in the held-to-maturity and available-for-sale portfolios at June 30, 1995 and December 31, 1994 were as follows (dollars in thousands):

                                              June 30, 1995
                                Amortized  Unrealized  Unrealized   Market
Held-To-Maturity                  Cost       Gains       Losses     Value

U. S. Treasury                  $ 62,096   $    206    $    279   $ 62,023
U. S. Government Agencies
  and Corporations                38,602        198         375     38,425
States and Political
  Subdivisions                    49,526        558         409     49,675
Mortgage Backed Securities         2,883         26          38      2,871
Other Securities                   1,769          6           6      1,769
     Total                      $154,876   $    994    $  1,107   $154,763

                                             June 30, 1995
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost        Gains       Losses    Value

U. S. Treasury                  $ 14,527   $    218    $     33   $ 14,712
U. S. Government Agencies
  and Corporations                12,260        105         108     12,257
States and Political
  Subdivisions                    22,368        232         213     22,387
Mortgage Backed Securities         3,563         20          15      3,568
Other Securities                   2,014         15           -      2,029
     Total                      $ 54,732   $    590    $    369   $ 54,953

                                             December 31, 1994
                                Amortized  Unrealized  Unrealized   Market
Held To Maturity                  Cost       Gains       Losses     Value

U.S. Treasury                   $ 72,979   $       -   $   1,681  $ 71,298
U.S. Government Agencies
  and Corporations                23,018           3       1,415    21,606
States and Political
  Subdivisions                    49,125         135       2,027    47,233
Mortgaged Backed Securities        3,005           1         182     2,824
Other Securities                   2,314           -         272     2,042
     Total                      $150,441    $    139    $  5,577  $145,003

                                             December 31, 1994
                                Amortized  Unrealized  Unrealized   Market
Available For Sale                Cost       Gains       Losses     Value

U.S. Treasury                   $ 18,634   $      -    $    180   $ 18,454
U.S. Government Agencies
  and Corporations                 7,041          2         443      6,600
States and Political
  Subdivisions                    19,641         77         805     18,913
Mortgaged Backed Securities        2,932          -          32      2,900
Other Securities                   1,981          1           2      1,980
  Total                         $ 50,229   $     80    $  1,462   $ 48,847

(3) LOANS

The composition of the Company's loan portfolio at June 30, 1995 and December 31, 1994 was as follows (dollars in thousands):

                                   June 30, 1995    December 31, 1994

Commercial, Financial
  and Agricultural                    $ 42,042             $ 39,288
Real Estate-Construction                25,222               24,315
Real Estate-Mortgage                   255,941              255,754
Consumer                               107,919              106,656
   Gross Loans                        $431,124             $426,013

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 1995 and 1994, is as follows:

                                   June 30, 1995     June 30, 1994

Balance, Beginning of the Period      $  7,551           $  7,594
Provision for Loan Losses                  291                659
Recoveries on Loans Previously
  Charged-Off                              297                229
Loans Charged-Off                          795                921
Balance, End of Period                $  7,344           $  7,561

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

The definition of insubstance foreclosure loans was also changed by SFAS 114.
As of June 30, 1995, loans which were previously deemed insubstance foreclosures and classified as other real estate have been reclassified as loans.
Insubstance foreclosures are not material and have not been reclassified for prior periods.

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below.

                                                        June 30, 1995
                                                                  Valuation
                                                    Balance       Allowance
Impaired Loans:
     With Related Credit Allowance                  $1,356         $  327
     Without Related Credit Allowance               $1,227         $  ---
     Average Recorded Investment for the Period     $3,783         $  *

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis.
Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the period ended June 30, 1995, the Company recognized $38,573 in interest income on impaired loans, of which $32,282 was collected in cash.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 1995 and December 31, 1994 was as follows (dollars in thousands):

                                     June 30, 1995   December 31, 1994

NOW Accounts                           $ 93,315            $ 95,540
Money Market Accounts                    69,354              71,763
Savings Deposit                          83,213             101,009
Other Time Deposits                     260,736             212,151
  Total Interest Bearing Deposits      $506,618            $480,463

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

On January 1, 1995, the Company completed its corporate reorganization in which seven independently chartered banks were combined to form Capital City Bank, which operates 20 offices and represents in excess of 80% of the Company's total assets. The impetus for the reorganization was to provide greater convenience by enabling customers to transact business in multiple locations which was limited under the Company's previous structure, and to enhance to Company's marketing efforts in the north Florida area by marketing its products and services under a singular name. Over the long run management anticipates achieving operational efficiencies through the centralization of various functional areas. However, it is not expected that these efficiencies will be realized immediately. In the short run, management anticipates incurring some additional costs associated with completing the reorganization and promoting the newly formed Capital City Bank and these costs will be reflected in current year operations.

                             RESULTS OF OPERATIONS
Net Income

Net income was $2.2 million, or $.75 per share for the second quarter of 1995, a 10.7% decrease on a per share basis over the comparable period for 1994. Net income was $4.3 million, or $1.52 per share for the six months ended June 30, 1995, an 8.4% decrease on a per share basis over the comparable period in 1994. The decrease in earnings is directly attributable to higher noninterest expense reflecting an increase in occupancy costs and expenses associated with completion of the Company's corporate reorganization which was consummated on January 1, 1995. Other factors which impacted earnings include: (1) higher net interest income attributable to improvement in the margin, and (2) a reduction in the provision for loan losses reflecting improved asset quality. Condensed statements of income for the respective periods are presented below:

                                   For The Three           For The Six
                                   Months  Ended           Months Ended
                                      June 30,                June 30,
                                  1995       1994          1995    1994

Interest and Dividend Income    $13,590   $11,789       $26,354  $23,191
Taxable Equivalent Adjustment(1)    389       433           779      853
                                 13,979    12,222        27,133   24,044
Interest Expense                  5,379     3,514         9,821    6,986
Net Interest Income (FTE)         8,600     8,708        17,312   17,058
Provision for Loan Losses            17       329           291      659
Taxable Equivalent Adjustment       389       433           779      853
Net Int. Inc. After Provision     8,194     7,946        16,242   15,546
Noninterest Income                3,399     3,305         6,777    6,852
Noninterest Expense               8,604     7,927        16,988   15,826
Income Before Income Taxes        2,989     3,324         6,031    6,572
Income Taxes                        828       937         1,682    1,835
Income Before Taxes               2,161     2,387         4,349    4,737
Net Income                      $ 2,161   $ 2,387       $ 4,349  $ 4,737

Percent Change                   (9.47%)    6.66%        (8.19%)  27.00%

Return on Average Assets (2)      1.13%     1.28%         1.17%    1.28%

Return on Average Equity (2)     11.40%    13.81%        11.73%   13.87%

(1) Computed using a statutory tax rate of 34%
(2) Annualized

Net Interest Income

Through June 30, 1995, taxable equivalent net interest income increased $254,000, or 1.5%, over the first half of 1994. However, second quarter taxable equivalent net interest income decreased $108,000, or 1.2%, over the comparable quarter in 1994. The decrease in the second quarter is attributable to a contraction in the Company's net interest margin. Table I on page 14 provides a comparative analysis of the Company's average balances and interest rates.

As compared to the prior year, taxable-equivalent interest income increased $1.8 million, or 14.4%, and $3.1 million, or 12.8%, respectively, for the three and six month periods ended June 30, 1995. The increase in each period is due to rising interest rates and loan growth. From January of 1994 through March of 1995, the Prime rate increased 300 basis points and the three-year Treasury Bill index increased over 200 basis points. Loans, which generally represent the Company's highest yielding asset, increased (on average) $30.0 million, or 7.6%. As a percent of average earning assets, the loan portfolio increased from 59.4% to 63.8%. Higher interest rates and loan growth lead to an 84 and 91 basis points improvement in the yield on earning assets over the comparable three and six month periods in 1994.

Interest expense increased $1.9 million, or 53.1%, and $2.8 million, or 40.6%, respectively, as compared to the three and six month periods in 1994. This increase is attributable to a 139 and 115 basis points increase in the average rate paid, reflecting the increase in interest rates and a shift in the mix of deposits. A significant portion of the deposit shift occurred during the second quarter. Certificates of deposit, which generally represent a higher cost of funds than other deposit offerings, increased to 39.1% of average deposits during the second quarter of 1995, compared to 32.7% for the comparable quarter in 1994. The shift in mix further accentuated the overall increase in cost of funds attributable to rising rates.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.53% in the first half of 1994 to 4.29% in 1995. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) increased from 5.15% in the first half of 1994 to 5.21% in 1995. Although the net interest margin percentage increased through the first six months, the margin declined significantly during the second quarter. Between the first and second quarter of 1995, the margin declined 39 basis points due primarily to the shift in deposits discussed above.

Provisions for Loan Losses

The provision for loan losses was $17000 and $291,000, respectively, for the three and six month periods ended June 30, 1995, compared to $329,000 and $659,000 for the comparable periods in 1994. The lower provision reflects improved credit quality, a reduction in net charge-offs and slower than anticipated loan growth during 1995. As of June 30, 1995, the reserve for loan losses totalled $7.3 million compared to $7.6 million at June 30, 1994. As a percent of loans, the reserve represented 1.72% and 1.84%, respectively. Charge-off activity for the respective periods is set forth below.

                              Three Months Ended          Six Months Ended
                              6/30/95    6/30/94         6/30/95    6/30/94

Net Charge-Offs              $393,000   $538,000        $498,000   $692,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest               .36%      .54%             .23%      .35%

Noninterest Income

Noninterest income increased $94,000, or 2.8%, in the second quarter of 1995 versus the comparable quarter for 1994, and decreased $75,000, or 1.1%, for the six months ended June 30, 1995 versus the comparable period for 1994.

All major categories of noninterest income increased with the exception of "Other" noninterest income which declined $376,000, or 14.8%. The decrease in this category is primarily attributable to gains on the sale of real estate of $548,000 which were recognized during the first half of 1994 compared to $82,000 in 1995. Additionally, mortgage origination fees declined $279,000 due to origination volume which declined by 49.0%. These decreases were partially offset by higher credit card merchant fee income.

In January 1995, the Company changed its method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change in method resulted in a one-time adjustment which increased CCTC revenues by $166,000 during the first quarter of 1995.

Service charges on deposit accounts increased $42,000, or 3.1%, and $62,000, or 2.3%, over the comparable three and six month periods for 1994. The increase primarily reflects a higher level of activity subject to service charge assessments.

Noninterest income as a percent of average earning assets was 2.0% for the first half of 1995 versus 2.1% for the comparable quarter in 1994.

Noninterest Expense

Noninterest expense increased $677,000, or 8.5%, and $1.1 million, or 7.3%, respectively, over the comparable three and six month periods in 1994.
Through the first six months, compensation expense increased $342,000, or 4.0%, reflecting annual raises and an increase in full-time equivalent employees of 15.

Occupancy expense, including premises, furniture, fixtures and equipment increased $178,000, or 14.1%, and $387,000, or 15.5%, respectively, over the comparable three and six month periods in 1994. The increase is primarily attributable to depreciation expense which is up $331,000, or 38.6% year-to-date. The increase reflects major capital additions placed into service in 1994 including a new operations center, a new office, renovations and the purchase of furniture and equipment. Further capital additions are planned for 1995 which will add to the current level of depreciation expense.

Other noninterest expense increased $433,000, or 9.0%, during the first six months of 1995, a majority of which was realized in the second quarter. A portion of this increase in associated with the recently completed corporate reorganization and the newly consolidated Capital City Bank. The expense categories which were primarily affected include advertising, printing/supplies, telephone and postage.

Annualized net noninterest expense (noninterest income minus noninterest expense) as a percent of average earning assets was 3.07% in the first half of 1995 versus 2.71% for the first half of 1994. The increase in this percentage is primarily attributable to nonrecurring gains recognized during the first half of 1994 and the higher level of noninterest expense discussed above.

Income Taxes

The provision for income taxes decreased $109,000, or 11.6%, during the second quarter and $153,000, or 8.3%, during the first six months of 1995. The decrease in the provision is attributable to lower taxable income. The Company's effective tax rate for the first half of 1995 and 1994 was 27.9%.

                           FINANCIAL CONDITION

The Company's average assets increased to $751.0 million in the first half of 1995 from $746.4 million in the first half of 1994. Average earning assets were $669.8 million for the six months ended June 30, 1995 versus $668.4 million for the comparable period in 1994. Average loans are up $30.0 million, or 7.6%.
The increase in loans was funded primarily through a reduction in the investment portfolio. U.S. Government securities decreased $20.5 million, or 14.0%, while municipal securities decreased $3.9 million, or 5.4%. Table I on page 15, presents average balances for the three and six month periods of 1995 and 1994.

During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). To afford greater flexibility in managing the portfolio, management transferred approximately 30% of the portfolio to the "Available-for-Sale" category. The available-for-sale securities portfolio will enable the Company to better manage its liquidity position and interest rate risk without adversely affecting the classification of securities in the "Held-to-Maturity" portfolio, which are recorded at amortized cost. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses, net of deferred taxes, reported as a separate component of equity capital. See Note 2 in Notes to Consolidated Financial Statements for further disclosure.

At June 30, 1995, the Company's nonperforming loans were $4.1 million versus $6.0 million at year-end and $8.7 million at June 30, 1994. As a percent of nonperforming loans, the allowance for loan losses represented 181.3% at June 30, 1995 versus 126.6% at year-end and 87.4% at June 30, 1994. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $749,000 million at June 30, 1995, versus $1.6 million at December 31, 1994 and $2.2 million at June 30, 1994.

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

Average deposits decreased from $650.8 million for the first half of 1994, to $647.7 million for the first half of 1995. Although interest rates increased significantly during 1994, there was little competitive pressure to increase pricing and total deposits remained relatively stable. However, during the first quarter of 1995, as competition increased and depositors sought higher yields, the Company experienced a decline in average deposits. To combat the deposit outflow management become more aggressive on pricing and by the end of the first quarter had increased deposits to a level which exceeded that of the fourth quarter of 1994. Average deposits during the second quarter of 1995 were $660.5 million compared to $635.1 million during the first quarter.

Although the level of deposits remained relatively constant during 1994, there was a gradual shift from transaction and savings accounts to certificates of deposits as interest rates rose and depositors become more willing to invest in longer term, fixed rate maturities. During the first half of 1995, this shift was further accentuated. Certificates of deposit, on average, as a percent of total deposits increased to 39.1% in the second quarter versus 32.7% for the comparable quarter in 1994 which has adversely impacted the Company's net interest margin.

The ratio of average noninterest bearing deposits to total deposits was 24.4% for the first half of 1995 compared to 23.7% for the first half of 1994. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 76.3% and 77.4%, respectively.

                                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the "Available for Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains two $6.0 million revolving lines of credit. As of June 30, 1995, there was no debt outstanding under either line.

The Company's equity capital was $77.7 million as of June 30, 1995, compared to $72.4 million as of December 31, 1994. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.9% at June 30, 1995 versus 9.6% at December 31, 1994. Further, the Company's risk-adjusted capital ratio of 17.4% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 1995, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

During the first six months of 1995, shareholders' equity increased $5.3 million, or 14.6%, on an annualized basis. A portion of the increase in equity is attributable to "unrealized gains and losses" on the available-for-sale investment portfolio which improved from an unrealized loss of $884,000 at year-end to an unrealized gain of $141,000 at June 30, 1995. The Company's common stock had a book value of $27.23 per share at June 30, 1995 compared to $25.44 at December 31, 1994. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 251,563 shares of its common stock, net of shares subsequently reissued. In the first half of 1995, there were no shares repurchased and 7,865 treasury shares were reissued, a majority of which were performance awards issued in accordance with the Company's Stock Incentive Plan.

AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                      FOR THREE MONTHS ENDED JUNE 30              FOR SIX MONTHS ENDED JUNE 30
                                        1995                 1994                    1995            1994
                                Balance Interest Rate  Balance Interest Rate  Balance Interest Rate  Balance Interest Rate
ASSETS
Loans, Net of Unearned Interest $431,237 $10,069  9.37% $400,665 $ 8,655 8.66% $427,072 $19,818 9.36%  $397,076 $16,931  8.60%
Taxable Investment Securities    131,823   1,837  5.59%  150,495   1,815 4.89%  130,121   3,547 5.49%   151,790   3,680  4.91%
Tax-Exempt Investment Securities  69,691   1,238  7.11%   72,772   1,317 7.24%   68,845   2,456 7.13%    72,740   2,614  7.19%
Funds Sold                        55,269     834  6.05%   47,839     435 3.65%   43,749   1,312 6.05%    46,805     819  3.53%
   Total Earning Assets          688,020  13,978  8.15%  671,771  12,222 7.31%  669,787  27,133 8.16%   668,411  24,044  7.25%
Cash & Due From Banks             45,953                  46,484                 48,533                  47,679
Allowance for Loan Losses         (7,688)                 (7,858)                (7,667)                 (7,779)
Other Assets                      39,142                  37,042                 40,358                  38,134
      TOTAL ASSETS              $765,427                $747,439               $751,011                $746,445

LIABILITIES

NOW Accounts                    $ 88,886    461   2.08% $ 95,337     429 1.80% $ 91,148     990 2.19%   $95,964     857  1.80%
Money Market Accounts             68,025    518   3.05%   76,506     402 2.11%   69,380   1,059 3.08%    77,821     789  2.04%
Savings Accounts                  85,047    506   2.39%  110,814     662 2.40%   90,085   l,084 2.43%   110,792   1,319  2.40%
Other Time Deposits              258,336  3,578   5.55%  214,474   1,858 3.47%  239,400   6,135 5.17%   211,942   3,689  3.51%
   Total Int. Bearing Deposits   500,294  5,063   4.06%  497,131   3,351 2.70%  490,013   9,268 3.81%   496,519   6,654  2.70%
Funds Purchased                   21,777    303   5.58%   16,137     140 3.47%   19,810     529 5.38%    18,511     283  3.08%
Other Borrowed Funds               1,262     12   3.89%      900       8 3.38%    1,256      24 3.85%       985      14  2.85%
Long-Term Debt                         -      -      -     1,372      15 4.44%        -       -    -      1,629      35  4.31%
   Total Interest Bearing
      Liabilities                523,333  5,378   4.12%  515,540   3,514 2.73%  511,079   9,821 3.87%   517,644   6,986  2.72%
Noninterest Bearing Deposits     160,168                 157,902                157,733                 154,290
Other Liabilities                  5,880                   4,666                  7,435                   5,662
     TOTAL LIABILITIES          $689,381                $678,108               $676,247                $677,596

SHAREHOLDERS' EQUITY
Common Stock                          31                      31                     31                      31
Surplus                            5,868                   5,852                  5,865                   5,853
Retained Earnings                 70,147                  63,448                 68,868                  62,965
     TOTAL S'HOLDERS' EQUITY      76,046                  69,331                 74,764                  68,849
     TOTAL LIAB. & EQUITY       $765,427                $747,439               $751,011                $746,445
Interest Rate Spread                              4.03%                  4.58%                  4.29%                    4.53%
Net interest Income                      $8,600                   $8,708                 17,312                 $17,058
Net Interest Margin                               5.02%                  5.21%                  5.21%                    5.15%
(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $278,000 and $697,000, for the three and six months ended June 30, 1994, versus $398,000 and $789,000, for the comparable periods ended June 30, 1994.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

PART II.  OTHER INFORMATION

Items 1-3.
Not applicable

Item 4.
The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 26, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring in 1996. These individuals served as the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:
                                         Number of Votes Cast
                                         Against/      Abstentions/
                            For          Withheld      Broker Non-Votes
DuBose Ausley           2,490,724            0            2,263
Thomas A. Barron        2,491,909            0            1,078
Cader B. Cox, III       2,491,909            0            1,078
John K. Humphress       2,491,306          603            1,078
Payne H. Midyette, Jr.  2,491,909            0            1,078
Godfrey Smith           2,491,909            0            1,078
William G. Smith, Jr.   2,491,909            0            1,078

2. The shareholders ratified the selection of Arthur Andersen LLP as the independent auditors for the Company for 1995. The number of votes cast were as follows:
                                         Number of Votes Cast
                                         Against/      Abstentions/
                             For         Withheld      Broker Non-Votes
                           2,491,275         0            1,712

Item 5. Other Information
Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
    Not applicable

(B) Reports on Form 8-K
    The Company did not file any reports on Form 8-K during the period ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

/s/J. Kimbrough Davis
   J. Kimbrough Davis
   Senior Vice President and
   Chief  Financial  Officer

Date:  August 11, 1995