Form 10-Q
period 1995-09-30
CAPITAL CITY BANK GROUP INC
filed 1995-11-13
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
September 30, 1995                         Commission File Number  0-13358



CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)




           Florida	                                 59-2273542
(State or other jurisdiction of	      (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida	 32301
   (Address of principal executive offices)	(Zip Code)



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

Yes __X___ No _____

At October 31, 1995, 2,853,710 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

INDEX

PART I. FINANCIAL INFORMATION                                 PAGE NUMBER


Consolidated Statements of Condition --
September 30, 1995 and December 31, 1994                             3

Consolidated Statements of Income --
Three and Nine Months Ended September 30, 1995                       4
and 1994

Consolidated Statements of Cash Flows --
Nine Months Ended September 30, 1995
and 1994                                                             5

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                        8



PART II. OTHER INFORMATION


Index to Exhibits                                                   15

Signatures                                                          15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
(Dollars In Thousands, Except Per Share Amounts)

	                                        September 30,            December 31,
	                                             1995                   1994
	                                          (Unaudited)            (Audited)
	ASSETS
	Cash & Due From Banks                      $ 47,448              $ 63,327
 Federal Funds Sold                           19,550                25,740
	Investment Securities, Market Value
	   $141,832 and $145,003 as of
	   September 30, 1995 and December 31,
	   1994, respectively (Note 2)              141,571               150,441
	Investment Securities Available for Sale     83,992                48,847

	Loans: (Note 3)                             440,622               426,013
	  Unearned Interest                          (4,178)               (5,209)
	  Allowance for Loan Losses                  (7,034)               (7,551)
	     Loans, Net                             429,410               413,253

	Premises & Equipment                         26,065                24,292
	Accrued Interest Receivable                   7,327                 5,546
	Intangible Assets                             1,196                 1,379
	Other Assets                                  6,794                 9,805
	    TOTAL ASSETS                           $763,353              $742,630

	LIABILITIES
	Deposits:
	  Noninterest Bearing Deposits             $ 162,913             $167,711
	  Interest Bearing Deposits (Note 4)         494,962              480,463
	      Total Deposits                         657,875              648,174
	Federal Funds Purchased and Securities
	   Sold Under Repurchase Agreements           14,914               13,964
	Other Short-Term Borrowings                    2,237                  999
	Other Liabilities                              7,865                7,093
	      TOTAL LIABILITIES                    $ 682,891             $670,230

	SHAREHOLDERS' EQUITY
	Common Stock,  $.01 Par  Value;
	   4,000,000 shares authorized;
	   3,105,243 issued                               31                   31
	Surplus                                        5,868                5,852
	Retained Earnings                             80,739               73,989
	Treasury Stock: 251,536 shares at
	   September 30, 1995 and 259,428 at
	   December 31, 1994                          (6,367)              (6,588)
	Net Unrealized Gains (Losses)                    191                 (884)
	     TOTAL SHAREHOLDERS' EQUITY               80,462               72,400
	     TOTAL LIABILITIES & SHAREHOLDERS'
	                 EQUITY                   $  763,353             $742,630
	Book Value Per Share                      $    28.20             $  25.44

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Dollars in Thousands, Except Per Share Amounts)

	                                     THREE MONTHS ENDED SEPTEMBER  NINE MONTHS ENDED SEPTEMBER
                                          1995            1994         1995             1994
	INTEREST INCOME
	Interest and Fees on Loans             $10,523          $ 9,118    $ 30,322          $26,039
	Investment Securities:
	   U. S. Treasury                        1,045            1,376       3,164            3,931
	   U. S. Government Agencies/Corp.       1,046              419       2,346            1,406
	   States and Political Subdivisions       883              862       2,579            2,633
	   Other Securities                         60               63         188              201
	 Federal Funds Sold                        502              397       1,814            1,216
	       Total Interest Income            14,059           12,235      40,413           35,426

	INTEREST EXPENSE

	Deposits                                 5,098           3,500      14,367           10,154
	Fed. Funds Purchased & Securities          252             168         780              451
	Sold Under Repurchase Agreements
	Long-Term Borrowings                         -              12           -               47
	Other Short-Term Debt                       14               8          38               22
	       Total Interest Expense            5,364           3,688      15,185           10,674

	Net Interest Income                      8,695           8,547      25,228           24,752
	Provision for Loan Losses                    2             304         293              963
	Net Interest Income After Provision
	  for Loan Losses                        8,693           8,243      24,935           23,789

	NONINTEREST INCOME

	Income from Fiduciary Activities           183            150         685               487
	Service Charges on Deposit Accounts      1,422          1,346       4,152       4,014
	Data Processing                            632            582       2,018       1,890
	Securities Transactions                     (1)             3          (1)          7
	Other                                      888            677       2,569       2,844
	       Total Noninterest Income          3,124          2,758       9,423       9,242

	NONINTEREST EXPENSE

	Salaries and Employee Benefits           4,461          4,273      13,333      12,803
	Occupancy, Net                             626            619       1,858       1,737
	Furniture and Equipment                    810            718       2,461       2,096
	Other                                    2,045          2,315       6,800       6,747
	       Total Noninterest Expense         7,942          7,925      24,452      23,383

	Income Before Income Tax                 3,875          3,076       9,906       9,648
	Income Tax Expense                       1,160            870       2,842       2,705

	NET INCOME                            $  2,715        $ 2,206     $ 7,064     $ 6,943
	Net Income Per Share                  $    .96        $   .78     $  2.48     $  2.44
	Cash Dividends Per Share              $      -        $     -     $   .11     $   .11
	Average Shares Outstanding           2,853,699      2,845,815   2,853,073   2,848,056

CAPITAL CITY BANK GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
(Dollars in Thousands)

CASH FLOW FROM OPERATING ACTIVITIES             1995            1994
                                             (Unaudited)     (Unaudited)
Net Income                                      $ 7,064       $ 6,943

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                         293           963
  Depreciation                                    1,650         1,334
  Amortization of Intangible Assets                 183           275
  Net (Increase) Decrease in Interest
    Receivable                                   (1,781)           24
  Net (Increase) Decrease in Other Assets         3,027           575
  Net Increase (Decrease) in Other
    Liabilities                                   3,049           931
Net Cash From Operating Activities               13,485        11,045

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Payments/Maturities of
  Investment Securities-Held to Maturity         36,571        57,223
Proceeds from Payments/Maturities of
  Investment Securities-Available for Sale       13,552        12,869
Purchase of Investment Securities-Held
  to Maturity                                   (27,701)      (57,061)
Purchase of Investment Securities
  Available for Sale                            (47,621)       (2,078)
Net (Increase) Decrease in Loans                (16,451)      (12,892)
Purchase of Premises & Equipment                 (3,517)       (4,143)
Sales of Premises & Equipment                        94            85
Net Cash from Investing Activities              (45,073)       (5,997)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase (Decrease) in Deposits               9,701       (11,577)
Net Increase (Decrease) in Federal
  Funds Purchased                                   950        (8,104)
Net Increase (Decrease) in Other Borrowed
  Funds                                           1,238          (202)
Repayment of Long-Term Debt                           -        (1,400)
Dividends Paid                                   (2,591)       (2,447)
Issuance (Purchase) of Treasury Stock               221           (87)
Net Cash From Financing Activities                9,519       (23,817)
Net Increase (Decrease) in Cash and
  Cash Equivalents                              (22,069)      (18,769)
Cash and Cash Equivalents at Beginning of
  Period                                         89,067       113,892
Cash and Cash Equivalents at End of Period   $   66,998      $ 95,123

Supplemental Disclosure:
  Interest Paid                              $   13,604      $ 10,714
  Taxes Paid                                 $    2,066      $  2,659

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

     In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994.

     The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1994 Annual Report on Form 10K.

(2) INVESTMENT SECURITIES

     The carrying value and related market value of investment securities in the held-to-maturity and available-for-sale portfolios at September 30, 1995 and December 31, 1994 were as follows (dollars in thousands):

                                              September 30, 1995
                                Amortized  Unrealized  Unrealized    Market
Held-To-Maturity                  Cost       Gains       Losses       Value
U. S. Treasury                  $ 54,912   $     146   $     158  $  54,900
U. S. Government Agencies
  and Corporations                32,090         181         354     31,917
States and Political
  Subdivisions                    49,358         649         179     49,828
Mortgage Backed Securities         3,449           1          24      3,426
Other Securities                   1,762           4           5      1,761
     Total                      $141,571   $     981   $     720   $141,832

                                             September 30, 1995
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost        Gains       Losses    Value
U. S. Treasury                  $ 21,809   $      198   $     17  $ 21,990
U. S. Government Agencies
  and Corporations                32,224           70         89    32,205
States and Political
  Subdivisions                    23,293          269         94    23,468
Mortgage Backed Securities         3,514           19         67     3,466
Other Securities                   2,863           11         11     2,863
     Total                      $ 83,703   $      567    $   278   $83,992

                                             December 31, 1994
                                Amortized  Unrealized  Unrealized   Market
Held To Maturity                  Cost       Gains       Losses     Value
U.S. Treasury                   $ 72,979   $       -   $   1,681  $ 71,298
U.S. Government Agencies
  and Corporations                23,018           3       1,415    21,606
States and Political
  Subdivisions                    49,125         135       2,027    47,233
Mortgaged Backed Securities        3,005           1         182     2,824
Other Securities                   2,314           -         272     2,042
Total                           $150,441    $    139    $  5,577  $145,003


                                             December 31, 1994
                                Amortized  Unrealized  Unrealized   Market
Available For Sale                Cost       Gains       Losses     Value
U.S. Treasury                   $ 18,634   $      -    $    180   $ 18,454
U.S. Government Agencies
  and Corporations                 7,041          2         443      6,600
States and Political
  Subdivisions                    19,641         77         805     18,913
Mortgaged Backed Securities        2,932          -          32      2,900
Other Securities                   1,981          1           2      1,980
  Total                         $ 50,229   $     80    $  1,462   $ 48,847


(3) LOANS

     The composition of the Company's loan portfolio at September 30, 1995 and December 31, 1994 was as follows (dollars in thousands):

                                 September 30, 1995    December 31, 1994

Commercial, Financial
  and Agricultural                    $ 39,376             $ 39,288
Real Estate-Construction                27,749               24,315
Real Estate-Mortgage                   258,041              255,754
Consumer                               115,456              106,656
   Gross Loans                        $440,622             $426,013

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 1995 and 1994, is as follows (dollars in thousands):

                                 September 30, 1995     September 30, 1994

Balance, Beginning of the Period      $7,551                 $7,594
Provision for Loan Losses                293                    963
Recoveries on Loans Previously
  Charged-Off                            417                    385
Loans Charged-Off                      1,227                  1,143
Balance, End of Period                $7,034                 $7,799

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

The definition of insubstance foreclosure loans was also changed by SFAS 114.
As of January, 1995, loans which were previously deemed insubstance foreclosures and classified as other real estate have been reclassified as loans. Insubstance foreclosures are not material and have not been reclassified for prior periods.

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below
(dollars in thousands).

                                                     September 30, 1995
                                                          Valuation
                                                    Balance       Allowance
Impaired Loans:
     With Related Credit Allowance                  $ 1,330        $  334
     Without Related Credit Allowance               $ 1,236        $    -
     Average Recorded Investment for the Period     $ 3,450        $    *

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis.
Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the period ended September 30, 1995, the Company recognized $82,179 in interest income on impaired loans, of which $67,223 was collected in cash.

(5) DEPOSITS

     The composition of the Company's interest bearing deposits at September
30, 1995 and December 31, 1994 was as follows (dollars in thousands):

                                  September 30, 1995   December 31, 1994

NOW Accounts                           $ 85,943            $ 95,540
Money Market Accounts                    69,667              71,763
Savings Deposit                          80,692             101,009
Other Time Deposits                     258,660             212,151
  Total Interest Bearing Deposits      $494,962            $480,463


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

     On January 1, 1995, the Company completed its corporate reorganization in which seven independently chartered banks were combined to form Capital
City Bank, which operates 20 offices and represents in excess of 80% of the Company's total assets. The impetus for the reorganization was to provide greater convenience by enabling customers to transact business in multiple locations which was limited under the Company's previous structure, and to enhance to Company's marketing efforts in the north Florida area by marketing its products and services under a single name. Over the long run, management anticipates achieving operational efficiencies through the centralization of various functional areas. In the short run, however, management anticipates incurring some additional costs associated with completing the reorganization and promoting the newly formed Capital City Bank. These costs will continue to be reflected in current year operations.

RESULTS OF OPERATIONS

Net Income

     Net income was $2.7 million, or $.96 per share for the third quarter of 1995, a 23.1% increase on a per share basis over the comparable period for 1994. Net income was $7.1 million, or $2.48 per share for the nine months ended September 30, 1995, a 1.6% increase on a per share basis over the comparable period in 1994. Some of the factors which impacted earnings include: (1) higher net interest income attributable to loan growth, and
(2) a reduction in the provision for loan losses reflecting improved asset quality, and (3) a rebate of FDIC insurance premiums.

Condensed statements of income for the respective periods are presented below:

                                   For The Three           For The Nine
                                   Months  Ended           Months Ended
                                      Sept. 30,               Sept. 30,
                                  1995       1994          1995    1994

Interest and Dividend Income    $14,059   $12,235       $40,413  $35,426
Taxable Equivalent Adjustment(1)    409       403         1,188    1,256
                                 14,468    12,638        41,601   36,682
Interest Expense                  5,364     3,688        15,185   10,674
Net Interest Income (FTE)         9,104     8,950        26,416   26,008
Provision for Loan Losses             2       304           293      963
Taxable Equivalent Adjustment       409       403         1,188    1,256
Net Int. Inc. After Provision     8,693     8,243        24,935   23,789
Noninterest Income                3,124     2,758         9,423    9,242
Noninterest Expense               7,942     7,925        24,452   23,383
Income Before Income Taxes        3,875     3,076         9,906    9,648
Income Taxes                      1,160       870         2,842    2,705
Net Income                      $ 2,715   $ 2,206       $ 7,064  $ 6,943

Percent Change                    23.07%    (7.47%)        1.74%    5.23%
Return on Average Assets (2)       1.40%     1.17%         1.25%    1.24%
Return on Average Equity (2)      13.73%    12.29%        12.43%   13.30%

(1) Computed using a statutory tax rate of 34%
(2) Annualized

Net Interest Income

     Through September 30, 1995, taxable equivalent net interest income increased over the prior year $154,000, or 1.7%, and $408,000, or 1.5%, respectively, for the three and nine month periods. Table I on page 14 provides a comparative analysis of the Company's average balances and interest rates.

     As compared to the prior year, taxable-equivalent interest income increased $1.8 million, or 14.5%, and $4.9 million, or 13.4%, respectively, for the three and nine month periods ended September 30, 1995. The increase in each period is due to higher interest rates and loan growth. From January of 1994 through September of 1995, the prime rate increased 275 basis points and the three-year Treasury Bill index increased 141 basis points. Loans, which generally represent the Company's highest yielding asset, increased on average $27.1 million, or 6.74%. As a percent of average earning assets, the loan portfolio increased from 60.1% to 63.5%. Higher interest rates and loan growth led to an 86 to 89 basis points improvement in the yield on earning assets over the comparable three and nine month periods in 1994.

     Interest expense increased $1.7 million, or 45.4%, and $4.5 million, or 42.3%, respectively, as compared to the three and nine month periods in 1994.
This increase is attributable to a 123 and 118 basis points increase in the average rate paid, reflecting the increase in interest rates and a shift in the mix of deposits. A significant portion of the deposit shift occurred during the second quarter. Certificates of deposit, which generally represent a higher cost of funds than other deposit offering, increased to 39.3% of average deposits during the third quarter of 1995, compared to 34.4% for the comparable quarter in 1994. The shift in mix further accentuated the overall increase in cost of funds attributable to rising rates.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.57% in the first nine months of 1994 to 4.29% in 1995. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) increased from 5.20% in the first nine months of 1994 to 5.23% for the comparable period in 1995.

Provision for Loan Losses

     The provision for loan losses was $2,000 and $293,000, respectively, for the three and nine month periods ended September 30, 1995, compared to $304,000 and $963,000 for the comparable periods in 1994. The lower provision reflects improved credit quality, low charge-off levels and slower than budgeted loan growth during 1995. As of September 30, 1995, the reserve for loan losses totaled $7.0 million compared to $7.8 million at September 30, 1994. As a percent of loans, these reserves represented 1.61% and 1.89%, respectively. Charge-off activity for the respective periods is set forth below.

                              Three Months Ended         Nine Months Ended
                              9/30/95    9/30/94         9/30/95    9/30/94

Net Charge-Offs              $312,000    $66,000        $810,000   $758,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest              .29%        .06%             .25%      .25%

Noninterest Income

     Noninterest income increased $366,000 or 13.3%, in the third quarter of 1995 versus the comparable quarter for 1994, and increased $181,000 or 2.0%, for the nine months ended September 30, 1995 versus the comparable period for 1994.

     All major categories of noninterest income increased with the exception of "Other" noninterest income which declined $275,000, or 9.7% in 1995. The decrease in this category is primarily attributable to gains on the sale of real estate and bank owned premises which were recognized during the first nine months of 1994. Additionally, mortgage origination fees declined due to lower origination volume which fell by 32.4%, in the nine months ended September 30, 1995.

     In January 1995, the Company changed its method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change in method resulted in a one-time adjustment which increased CCTC revenues by $166,000 during the first quarter of 1995.

     Service charges on deposit accounts increased $76,000, or 5.64%, and $138,000, or 3.44%, over the comparable three and nine month periods for 1994. The increase primarily reflects a higher level of activity subject to service charge assessments.

     Noninterest income as a percent of average earning assets was stable at 1.9% for the first nine months of 1995 and 1994.

Noninterest Expense

     Noninterest expense increased $17,000, or .2%, and increased $1.1 million, or 4.6%, respectively, over the comparable three and nine month periods in 1994.

     Through the first nine months, compensation expense increased $530,000, or 4.1%, reflecting annual raises and an increase in full-time equivalent employees of 13.

     Occupancy expense, including premises, furniture, fixtures and equipment increased $99,000, or 7.4%, and $486,000, or 12.7%, respectively, over the comparable three and nine month periods in 1994. The increase is primarily attributable to depreciation expense which is up $393,000, or 22.6% year-to-date in 1995. The increase reflects major capital additions placed into service in 1994 including a new operations center, a new office, renovations and the purchase of furniture and equipment. Further capital add additions are planned for the remainder of 1995 which will add to the current level of depreciation expense.

Effective June 1, 1995, the Federal Deposit Insurance Corporation ("FDIC") reduced deposit insurance premiums from $.23 per $100 in deposits to $.04 per $100. In September the Company received $407,000 from the FDIC which represented a rebate of prepaid premiums for the period June 1 through September 30. This amount was recorded as a credit against premium expense during the third quarter. On a prospective basis, at the Company's current level of deposits, the premium reduction represents a pre-tax savings of approximately $100,000 per month.

     Other noninterest expense increased $53,000, or .79%, during the first nine months of 1995. Excluding the FDIC rebate, the increase is $460,000, or 6.7%. A portion of this increase in associated with the recently completed corporate reorganization and the newly consolidated Capital City Bank. The expense categories which were primarily affected include advertising, printing/supplies, telephone and postage.

     Annualized net noninterest expense (noninterest income minus noninterest expense) as a percent of average earning assets was 3.0% in 1995 versus 2.8% for 1994. The increase in this percentage is attributable to nonrecurring gains recognized in 1994 and the higher level of noninterest expense discussed above.

Income Taxes

     The provision for income taxes increased $290,000, or 33.3%, during the third quarter and $137,000, or 5.1%, during the first nine months of 1995.
The Company's effective tax rate for the first nine months of 1995 was 28.7% compared to 28.0% in 1994.

FINANCIAL CONDITION

     The Company's average assets increased to $757.7 million in the first nine months of 1995 from $745.7 million in 1994. Average earning assets were $675.3 million for the nine months ended September 30, 1995 versus $668.7 million for the comparable period in 1994. Average loans are up $27.1 million, or 6.7%. The increase in loans was funded primarily through a reduction in the investment portfolio. U.S. Government securities decreased
$15.0 million, or 10.2%, while municipal securities decreased $2.3 million, or 3.2%. Table I on page 14, presents average balances for the three and nine month periods of 1995 and 1994.

     During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). To afford greater flexibility in managing the portfolio, management transferred approximately 30% of the portfolio to the "Available-for-Sale" category. The available-for-sale securities portfolio will enable the Company to better manage its liquidity position and interest rate risk without adversely affecting the classification of securities in the "Held-to-Maturity" portfolio, which are recorded at amortized cost. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses, net of deferred taxes, reported as a seperate component of equity capital. See Note 2 in Notes to Consolidated
Financial Statements for further disclosure.

     At September 30, 1995, the Company's nonperforming loans were $4.3 million versus $6.0 million at year-end and $6.9 million at September 30, 1994. As a percent of nonperforming loans, the allowance for loan losses represented 164.4% at September 30, 1995 versus 126.6% at year-end and 113.6% at September 30, 1994. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $750,000 at September 30, 1995, versus $1.6 million at December 31, 1994 and
$1.8 million at September 30, 1994.

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

     Average deposits increased from $650.0 million for the first nine months of 1994, to $653.3 million in 1995. Although interest rates increased significantly during 1994, there was little competitive pressure to increase pricing and total deposits remained relatively stable. However, during the first quarter of 1995, as competition increased and depositors sought higher yields, the Company experienced a decline in average deposits. To combat the deposit outflow management became more aggressive on pricing and by the end of the first quarter had increased deposits to a level which exceeded that of the fourth quarter of 1994. Average deposits during the third quarter of 1995 were $660.9 million compared to $635.1 million during the first quarter.

     Although the level of deposits remained relatively constant during 1994, there was a gradual shift from transaction and savings accounts to certificates of deposits as interest rates rose and depositors become more willing to invest in longer term, fixed rate maturities. During the first nine months of 1995, this shift was further accentuated. Certificates of deposit, on average, as a percent of total deposits increased to 39.3% in the third quarter versus 34.4% for the comparable quarter in 1994 which impacted the Company's net interest margin.

     The ratio of average noninterest bearing deposits to total deposits was 24.3% for the first nine months of 1995 compared to 23.7% in 1994. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 76.3% and 77.2%, respectively.

	LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands.
In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near term loan and investment maturities, including the "Available for Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains two $6.0 million revolving lines of credit. As of September 30, 1995, there was no debt outstanding under either line.

     The Company's equity capital was $80.5 million as of September 30, 1995, compared to $72.4 million as of December 31, 1994. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 10.4% at September 30, 1995 versus 9.6% at December 31, 1994.
Further, the Company's risk-adjusted capital ratio of 19.6% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guide-lines.

     State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its Group banks. At September 30, 1995, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

     During the first nine months of 1995, shareholders' equity increased
$8.1 million, or 14.8%, on an annualized basis. A portion of the increase in equity is attributable to "unrealized gains and losses" on the available-for-sale investment portfolio which improved from an unrealized loss of $884,000 at year-end to an unrealized gain of $191,000 at September 30, 1995.
The Company's common stock had a book value of $28.20 per share at September
30, 1995 compared to $25.44 at December 31, 1994. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 251,536 shares of its common stock, net of shares subsequently reissued. In the first nine months of 1995, there were no shares repurchased and 7,892 treasury shares were reissued, a majority of which were performance awards issued in accordance with the Company's Stock Incentive Plan.

     In March of 1995, the Financial Accounting Standards Board issued SFAS No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of". The statement must be adopted by the company on or before January 1, 1996. The company has not yet adopted the standard. The company is currently evaluating the impact of adoption.

     In May 1995, the Financial Accounting Standards Board issued SFAS No. 122,
"Accounting for Mortgage Servicing Rights". The statement eliminates the distinction between rights to service mortgage loans for others that are acquired through origination and those acquired through purchase transactions. The company must adopt the statement prospectively by January 1, 1996, but may adopt earlier. The company has not yet adopted the standard. Adoption of the standard will result in recognition of additional servicing right assets and related income. The company is currently evaluating the impact of adoption.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                     FOR THREE MONTHS ENDED SEPTEMBER 30               FOR NINE MONTHS ENDED SEPTEMBER 30
                                  Balance Interest Rate  Balance Interest Rate   Balance Interest Rate    Balance Interest Rate
ASSETS
Loans, Net of Unearned Interest  $432,791 $10,536  9.66 $410,819 $ 9,124 8.81%  $429,061 $30,354  9.46%  $401,965 $ 26,055 8.67%
Taxable Investment Securities     146,754   2,151  5.82  152,105   1,858 4.95%   135,681   5,698  5.62%   151,691    5,538 4.93%
Tax-Exempt Investment Securities   72,249   1,279  7.08   71,908   1,259 7.00%    69,993   3,735  7.11%    72,327    3,873 7.14%
Funds Sold                         34,335     502  5.80   35,555     397 4.42%    40,576   1,814  5.98%    42,757    1,216 3.80%
 Total Earning Assets             686,129  14,468  8.37  670,387  12,638 7.51%   675,311 $41,601  8.23%   668,740   36,682 7.34%
Cash & Due From Banks              48,440                 43,013                  48,496                   46,223
Allowance for Loan Losses          (7,254)                (7,665)                 (7,528)                  (7,744)
Other Assets                       41,295                 39,233                  41,423                   38,475
      TOTAL ASSETS               $768,610               $744,968                $757,702                 $745,694

LIABILITIES
NOW Accounts                     $ 91,435     422  1.83 $ 90,081    $483 2.13%  $ 91,245   1,412  2.07%  $ 94,012 $  1,341 1.93%
Money Market Accounts              70,747     527  2.96   75,374     431 2.27%    69,841   1,586  3.04%    76,972    1,220 2.14%
Savings Accounts                   81,443     436  2.12  107,151     652 2.42%    87,172   1,520  2.33%   109,527    1,971 2.41%
Other Time Deposits               259,581   3,713  5.68  222,838   1,934 3.44%   246,200   9,849  5.35%   215,500    5,622 3.49%
   Total Int. Bearing Deposits    503,206   5,098  4.02  495,444   3,500 2.80%   494,458  14,367  3.88%   496,011   10,154 2.74%
Funds Purchased                    18,953     252  5.27   17,175     168 3.88%    19,521     780  5.34%    17,925      451 3.36%
Other Borrowed Funds                1,407      14  3.85      872       8 3.88%     1,184      38  4.25%       947       22 3.17%
Long-Term Debt                          -       -     -      889      12 5.30%         -       -     -      1,378       47 4.53%
   Total Interest Bearing
    Liabilities                   523,566   5,364  4.07  514,380   3,688 2.84%   515,163  15,185  3.94%   516,261   10,674 2.77%
Noninterest Bearing Deposits      157,677                153,301                 158,817                  154,024
Other Liabilities                   8,960                  6,083                   7,723                    5,601
     TOTAL LIABILITIES            690,203                673,764                 681,703                  675,886

SHAREHOLDERS' EQUITY
Common Stock                           31                     31                      31                       31
Surplus                             5,868                  5,852                   5,866                    5,853
Retained Earnings                  72,508                 65,321                  70,102                   63,924
     TOTAL S'HOLDERS' EQUITY       78,407                 71,204                  75,999                   69,808
     TOTAL LIAB. & EQUITY        $768,610               $744,968                $757,702                 $745,694
Interest Rate Spread                               4.31%                  4.67%                   4.29%                     4.57%
Net interest Income                        $9,104                 $8,950                 $26,416                   $26,008
Net Interest Margin                                5.27%                  5.33%                   5.23%                     5.20%

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $422,000 and $1,119,000, for the three and nine months ended September 30, 1995, versus $477,000 and $1,266,000, for the comparable periods ended September
30, 1994.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

	PART II.  OTHER INFORMATION

Items 1-5.

Not applicable


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    EX-27 Financial Data Schedule

(B) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the period ended September 30, 1995.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/S/___________________________
   J. Kimbrough Davis
   Senior Vice President and
   Chief  Financial  Officer

Date:  November 10, 1995