Form 10-K
period 1995-12-31
CAPITAL CITY BANK GROUP INC
filed 1996-03-29
CIK 726601

1995 Form 10-K

                    Securities and Exchange Commission
                          Washington, D.C. 20549

 Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                    Act
                                  of 1934

                For the Fiscal Year Ended December 31, 1995

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

                       Common Stock - $.01 par value

As of March 1, 1996, Capital City Bank Group, Inc. had 3,105,243 shares of common stock issued and 2,862,284 shares outstanding.

Capital City Bank Group, Inc. (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

There is no established trading market for the common stock of Capital City Bank Group, Inc. The aggregate market value (based on last sale of which the Company has knowledge) of Capital City Bank Group, Inc. common stock held by nonaffiliates on March 4, 1996, was approximately $41,895,072.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Parts I, II, and IV.

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 1995 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE

Item 1.  Business                                                        3
Item 2.  Properties                                                     10
Item 3.  Legal Proceedings                                              10
Item 4.  Submission of Matters To a Vote of Security Holders            11

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            11
Item 6.  Selected Financial Data                                        11
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12
Item 8.  Financial Statements and Supplementary Data                    39
Item 9.  Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure                                       60


PART III

Item 10.  Directors and Executive Officers of the Registrant            61
Item 11.  Executive Compensation                                        61
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    61
Item 13.  Certain Relationships and Related Transactions                61

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      62

PART I

Item I.  Business

Capital City Bank Group, Inc., ("CCBG" or "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was organized under the laws of the State of Florida on December 13, 1982, to acquire five national banks and one state bank pursuant to a Reorganization Agreement and Plan of Merger dated May 16, 1983.

On January 1, 1995, the Company merged seven of its ten separately chartered banks into a state-chartered bank headquartered in Tallahassee, Florida. The reorganization consisted of merging Capital City First National Bank, Capital City Second National Bank, Industrial National Bank, City National Bank, First National Bank of Jefferson County and Gadsden National Bank into Havana State Bank and changing the name and headquarters from Havana State Bank, Havana, Florida to Capital City Bank, Tallahassee, Florida. The new structure allows the Company to present a consistent image to a broader market and to better serve its clients through the use of a common name with multiple, convenient locations. Additionally, as part of the reorganization, the Company formed three separate subsidiaries, Capital City Trust Company, Capital City Mortgage Company and Capital City Services Company, which are wholly-owned subsidiaries of Capital City Bank.

As of December 31, 1995, Capital City Bank had assets totalling $669.7 million, which constituted approximately 82% of the Company's total consolidated assets. Capital City Bank earned $7.7 million for the year ended December 31, 1995 which represented approximately 81% of the Company's consolidated earnings. See page 60 for net income and balance sheet information on each of the Group banks.

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

                                                                            Five Year
                          Date          Date Acquired     Deposits as of    Compound Deposit
                       Chartered           by CCBG       December 31, 199 5  Growth Rate
                                                       (000's Omitted)

*Capital City Bank      January 1, 1995           *            $578,469         5.5%
Tallahassee, Florida

Levy County State Bank  September 18, 1948 January 1, 1985       68,958         2.3%
Chiefland, Florida

Farmers & Merchants     October 18, 1911   February 1, 1986      32,339         1.9%
Bank of Trenton
Trenton, Florida

Branford State Bank     March 13, 1911     July 31, 1989         28,336        10.2%
Branford, Florida

*Capital City Bank was formed through the merger of First National Bank, Second
National Bank, Industrial National Bank, City National Bank, Havana State Bank,
First National Bank of Jefferson County and Gadsden National Bank, which were separately chartered, wholly-owned subsidiaries of Capital City Bank Group, Inc.
prior to the merger.

On December 10, 1995, the Company executed an Agreement and Plan of Merger to acquire First Financial Bancorp, Inc., ("FFB") for $22.00 per share in cash, or a total purchase price of approximately $20.3 million. First Financial is a $230 million federal savings bank headquartered in Tallahassee, Florida, with six offices located in five Florida counties.
It is anticipated the transaction will close during the second half of 1996, expanding the number of counties served by the Company from seven to eleven and increasing the number of offices from thirty to thirty-five.

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

The Company had a total of 503 (full-time equivalent) employees at March 1, 1996. In management's opinion, the Company enjoys a satisfactory relationship with its employees. Pages 10-60 contain other financial and statistical information about the Company.

Banking Services

The Group banks are engaged in the commercial and retail banking business, including accepting demand, savings and time deposits, extending credit, providing data processing services, trust services, retail brokerage services and a broad range of other financial services to corporate and individual customers, governmental bodies and correspondent banks. As of March 1, 1996, Capital City Bank provided correspondent services to 26 financial institutions (including the Group banks listed previously) located throughout North Florida and South Georgia. Capital City Bank's data processing center provides computer services to 14 of the 26 financial institutions.

The Group banks are members of the "Honor" system which enables customers to utilize their "QuickBucks" cards to access cash at automatic teller machines ("ATMs") located throughout the state of Florida. Additionally, customers may access their cash outside the state of Florida through various ATM networks which are connected through the Southeast Switch.

Trust Services

Capital City Trust Company provides fiduciary services to clients in the following ways: as trustee of living trusts and trusts under will; as personal representative to administer estate settlement; as guardian of the property in Court guardianship appointments; as investment manager and custodian of assets in agency accounts; and as trustee or custodian for assets in pension and profit sharing plans. The current market value of trust assets totaled $458 million at December 31, 1995, of which $116 million represented assets under management.

Brokerage Services

During the fourth quarter of 1995, the Company began offering retail investment products. These products are offered under the name of The Wall Street Corner which is a service of Liberty Securities Corporation, a registered broker/dealer and member of NASD/SIPC. The securities unit is a wholly-owned subsidiary (Capital City Securities, Inc.) of Capital City Bank, and its brokers are licensed through Liberty Securities Corporation. The Wall Street Corner offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds and unit investment trusts.

The banking business in Florida is rapidly changing and Capital City Bank Group, Inc., operates in a highly competitive environment, especially with respect to services and pricing. The Company competes against a wide range of financial institutions including commercial banks, savings and loan associations, credit unions and various other investment and finance companies.

Capital City Bank Group, Inc.'s, primary market areas are in North Florida and consist of Leon, Gadsden, Jefferson, Levy, Gilchrist, Suwannee and Citrus counties. The Group banks compete against local banking concerns, subsidiaries of statewide bank holding companies and multi-bank holding companies headquartered outside of Florida which have banking or bank-related operations established within these markets. All of the state's major banking concerns have a presence in Leon County. Capital City Bank's Leon County deposits totaled $440.0 million, or 62.9%, of the Company's consolidated deposits at December 31, 1995.

Based on information developed as of September 30, the following chart depicts the market share percentage of each Group bank within its respective county. The percentage for each bank is based on total commercial bank deposits within the county.
                                                    Market Share
                                                as of September 30 (1)
                                                1995        1994     1993
Capital City Bank:

Citrus County                                    4.6%       3.6%    3.4%
Gadsden County                                  28.2%      30.4%   32.3%
Jefferson County                                27.6%      27.6%   28.2%
Leon County                                     22.2%      24.0%   23.4%

Levy County State Bank                          33.7%      33.8%   34.3%
Farmers & Merchants Bank of Trenton             53.7%      55.4%   56.0%
Branford State Bank                             16.3%      14.5%   14.8%

(1) Obtained from the September 30 Office Level Report published by the Florida Bankers Association for each year.

Following is a table which sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 1995.

                           Number of                   Number of Commercial
County                 Commercial Banks                     Bank Offices

Citrus                         10                                   31
Gadsden                         4                                    9
Gilchrist                       2                                    4
Jefferson                       2                                    2
Leon                           12                                   60
Levy                            4                                   12
Suwannee                        4                                    6

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

The BHC Act was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging with banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

The Interstate Banking Act also expands former exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paper work reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

Prior to the enactment of the Interstate Banking Act, Florida enacted the Florida Reciprocal Banking Act (the "Florida Act") which took effect on
May 1, 1995. Under the Florida Act, only banks that have been in existence for two years or more may be acquired by out-of-state bank holding companies pursuant to the Interstate Banking Act and interstate branching is expressly prohibited. The Interstate Banking Act, however, will negate Florida's prohibition on branching unless Florida expressly opts out of the Interstate Banking Act's branching provisions. Legislation is currently pending in the Florida Legislature which would provide for Florida to opt in to such branching provisions.

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

The passage and periodic phasing in of other congressional acts has also significantly affected the Company and the Group banks, and the competitive environment in which they operate. On December 31, 1992, the Federal banking regulatory authorities implemented risk-based capital requirements, and the Company and the Group banks must comply with these requirements. Any institution which fails to meet minimum capital requirements may be subject to corrective action by the Federal banking regulatory authorities. Under the capital guidelines adopted by these banking regulators, the Company's capital level exceeds the minimum requirements as of December 31, 1995. See the information set forth under the heading "Liquidity and Capital Resources" in the section of this report entitled "Financial Review".

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

Under federal law, BIF is statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. In view of the BIF's achieving the 1.25% ratio during 1995, the FDIC reduced the assessments for most banks by adopting a new assessment rate schedule of 4 to 31 basis points for BIF deposits. This schedule applied to the second half of 1995. Under the schedule, approximately 91% of BIF members paid the lowest assessment rate of 4 basis points. Most recently, the FDIC has voted to further reduce the BIF assessment schedule by an additional four basis points for the first half of calendar year 1996 so that most BIF members will pay the statutory minimum semiannual assessment of $1,000. Based on notices from the regulators in late 1995, in the first half of 1996 the Company's banking subsidiaries will pay an assessment of $1,000, the lowest amount payable by an insured depository institution.

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

Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to merge BIF and the Savings Association Insurance Fund, to require savings associations to become banks, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's offices are in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General Partnership in which several directors and officers have an interest. Lease payments during 1995 totaled approximately $53,000.

As of March 1, 1996 the Company had 30 banking locations. Of the 30 locations, the Company leases either the land or buildings (or both) at 4 locations and owns the land and buildings at the remaining 26.

Item 3.  Legal Proceedings

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for the Registrant's Securities and Related Stockholder
Matters

There is currently no established trading market for the common stock of Capital City Bank Group, Inc., and therefore, no bid or sale quotations are generally available. Based on sales of stock of which the Company has
knowledge, the stock has traded in a range of    $26.00 to $33.00 per share
for the two-year period ended December 31, 1995, with the most recent trades at $33.00 per share.

Item 6.  Selected Financial And Other Data

For the Years Ended December 31,

                             1995         1994       1993      1992      1991
(Dollars in Thousands, Except Per Share Data)

Interest Income             $ 54,477    $ 47,891   $ 46,395  $ 48,306   $54,801
Net Interest Income           33,989      33,166     31,555    29,775    28,195
Provision for Loan Losses        293       1,246        960     1,216     1,817
Income Before Accounting
  Change                       9,522       8,825      8,728     8,376     7,272
Net Income                     9,522       8,825      8,244     8,376     7,272

Per Common Share:
    Income Before
      Accounting Change     $   3.34    $   3.10   $   2.99   $  2.86    $ 2.46
    Net Income                  3.34        3.10       2.82      2.86      2.46
    Cash Dividends Declared     1.00         .91        .83       .78       .73
    Book Value                 28.44       25.44      23.56     21.59     19.55

Based on Net Income:
    Return on Average Assets
      Before Accounting Change  1.25%       1.18%      1.21%     1.27%    1.15%
    Return on Average Assets    1.25        1.18       1.14      1.27     1.15
    Return on Average Equity
      Before Accounting Change 12.32       12.51      13.15     13.71    13.07
    Return on Average Equity   12.32       12.51      12.43     13.71    13.07
    Dividend Payout Ratio      29.94       29.34      29.44     27.25    29.65

Averages for the Year:
    Loans, Net of Unearned
      Interest              $432,313    $406,873   $381,807  $358,876  $368,555
    Earning Assets           681,186     666,919    651,042   598,127   571,165
    Assets                   763,697     745,334    722,286   662,150   633,963
    Deposits                 657,384     647,254    630,324   573,162   546,291
    Long-Term Debt                71       1,144      1,381     3,156     5,555
    Shareholders' Equity      77,259      70,563     66,328    61,078    55,635

Year-End Balances:
    Loans, Net of Unearned
      Interest              $443,973    $420,804   $399,424  $369,911  $364,773
    Earning Assets           716,170     645,832    675,273   619,929   568,720
    Assets                   813,659     742,630    762,335   686,966   639,540
    Deposits                 699,579     648,174    662,745   597,497   555,092
    Long-Term Debt             1,982           -      1,900     2,000     4,000
    Shareholders' Equity      81,158      72,400     67,140    63,169    57,723
    Equity to Assets Ratio      9.97%       9.75%      8.81%     9.20%     9.03%

Other Data:
    Average Shares
     Outstanding           2,853,234   2,847,492  2,924,022 2,932,123 2,958,920
    Shareholders of Record*      933         761        754       748       731
    Banking Locations*            30          29         30        27        27
    Full-Time Equivalent
      Employees*                 503         489        476       466       469

 *As of March 1st of the following year.

Item 7. Management's Discussion and Analysis of Financial Codition and Results of Operations

                                      FINANCIAL REVIEW

This section provides supplemental information which should be read in conjunction with the consolidated financial statements and related notes. The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1995 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the
"Company".   The subsidiaries, collectively, are referred to as Group
Banks.

On January 1, 1995, the Company completed a corporate reorganization whereby seven of the Company's ten banking subsidiaries were merged to form one bank. The new bank, Capital City Bank, is headquartered in Tallahassee and has twenty-one offices covering four counties. See Note 17 in the Notes to Consolidated Financial Statements for further information.

The year-to-date averages used in this report are based on daily balances for each respective year. In certain circumstances comparing average balances for the fourth quarter of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, fourth quarter averages have been presented for analysis and have been clearly noted as such.

On December 10, 1995, the Company executed an Agreement and Plan of Merger to acquire First Financial Bancorp, Inc., ("FFB") for $22.00 per share in cash, or a total purchase price of approximately $20.3 million. First Financial is a $230 million federal savings bank headquartered in Tallahassee, Florida, with six offices located in five Florida counties.
It is anticipated the transaction will close during the second half of 1996, expanding the number of counties served by the Company from seven to eleven and increasing the number of offices from thirty to thirty-five.

EARNINGS ANALYSIS

In 1995, the Company's earnings were $9.5 million, or $3.34 per share. This compares to earnings of $8.8 million, or $3.10 per share in 1994, and $8.2 million, or $2.82 per share in 1993. The earnings in 1993 were impacted by the adoption of Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes"), which resulted in a one-time, non-cash charge of $484,000, or $.17 per share.

On a per share basis, earnings increased 7.7% in 1995 versus 9.9% in 1994. Growth in operating revenues and a reduction in the provision for loan losses were significant factors which contributed to stronger earnings in 1995. These and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1

CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)
                                            For the Years Ended December 31,
                                              1995          1994      1993

Interest Income                             $54,477     $47,891     $46,395
Taxable Equivalent Adjustments                1,591       1,657       1,663
Total Interest Income                        56,068      49,548      48,058
Interest Expense                             20,488      14,725      14,840
Net Interest Income                          35,580      34,823      33,218
Provision for Loan Losses                       293       1,246         960
Taxable Equivalent Adjustments                1,591       1,657       1,663
Net Interest Income After Provision
   for Loan Losses                           33,696      31,920      30,595
Noninterest Income                           13,170      13,009      12,478
Noninterest Expense                          33,466      32,711      31,036
Income Before Income Taxes                   13,400      12,218      12,037
Income Taxes                                  3,878       3,393       3,309
Income Before Accounting Change               9,522       8,825       8,728
Cumulative Effect of Accounting Change            -           -       (484)
Net Income                                  $ 9,522     $ 8,825    $ 8,244
Income Per Share Before Accounting Change   $  3.34     $  3.10    $  2.99
Net Income Per Share                        $  3.34     $  3.10    $  2.82

Net Interest Income

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities. An analysis of the Company's net interest income, including average yields and rates, is presented in Tables 2 and 3. This information is presented on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 1995, taxable-equivalent net interest income increased $757,000, or 2.2%. This follows an increase of $1.6 million, or 4.8% in 1994, and $1.9 million, or 5.9% in 1993. During 1995, higher levels of earning assets and growth in the loan portfolio were the primary factors contributing to the Company's overall increase in taxable equivalent net interest income.

Table 2

AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                    1995                          1994                           1993
                         Average           Average      Average          Average       Average           Average
                         Balance  Interest   Rate       Balance Interest   Rate        Balance  Interest   Rate
Assets:
  Loans, Net of Unearned
    Interest (1)(2)       $432,313  $40,872   9.45%      $406,873  $35,516  8.73%      $381,807  $ 33,579   8.79%
  Taxable Investment
    Securities             139,936    7,966   5.69%       146,789    7,271  4.95%       139,875     7,395   5.29%
  Tax-Exempt Investment
    Securities (2)          70,773    4,989   7.05%        71,683    5,092  7.10%        65,256     5,130   7.86%
  Funds Sold                38,164    2,241   5.87%        41,574    1,669  4.02%        64,104     1,954   3.05%
  Total Earning Assets     681,186   56,068   8.23%       666,919   49,548  7.43%       651,042    48,058   7.38%
  Cash & Due From Banks     49,075                         46,445   45,536
  Allowance for Loan Losses (7,374)                        (7,766)  (7,641)
  Other Assets              40,810                         39,736   33,349
     TOTAL ASSETS         $763,697                       $745,334  $722,286

Liabilities:
  NOW Accounts            $ 91,060   $1,806   1.98%      $ 92,957  $ 1,809  1.95%      $ 78,119   $ 1,617   2.09%
  Money Market Accounts     70,188    2,108   3.00%        76,173    1,731  2.27%        80,036     l,779   2.24%
  Savings Accounts          85,408    1,942   2.27%       107,741    2,597  2.41%       113,850     2,953   2.59%
  Other Time Deposits      249,827   13,526   5.41%       214,068    7,853  3.67%       208,729     7,864   3.77%
  Total Interest
    Bearing Deposits       496,483   19,382   3.90%       490,939   13,990  2.85%       480,734    14,213   2.96%
  Funds Purchased           19,308    1,053   5.45%        18,291      650  3.55%        17,765       548   3.08%
  Other Short-Term
    Borrowings               1,159       49   4.23%           844       31  3.67%         1,069        23   2.18%
  Long-Term Debt                71        4   5.63%         1,144       54  4.72%         1,381        56   4.06%
  Total Interest
    Bearing Liabilities    517,021   20,488   3.96%       511,218   14,725  2.88%       500,949    14,840   2.97%
  Noninterest Bearing
    Deposits               160,901                        156,315                       149,590
  Other Liabilities          8,516                          7,238                         5,419

  TOTAL LIABILITIES        686,438                        674,771                       655,958

Shareholders' Equity:
  Common Stock                  31                             31                            31
  Additional Paid
    In Capital               5,867                          5,852                         5,857
  Retained Earnings         71,361                         64,680                        60,440
TOTAL SHAREHOLDERS'
  EQUITY                    77,259                         70,563                        66,328
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY    $763,697                       $745,334                      $722,286

Interest Rate Spread                            4.27%                          4.55%                          4.41%
Net Interest Income                    $35,580                        $ 34,823                    $ 33,218
Net Interest Margin (3)                         5.22%                          5.22%                          5.10%

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $1,469,000, $1,619,000 and $1,610,000 in 1995, 1994, and
1993, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.
(3) Net interest income divided by earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)
(Dollars in Thousands)
                                                          1995 Change From 1994     1994 Change From 1993
                                                                 Due To Average           Due To Average
                                                          Total  Volume    Rate     Total   Volume   Rate
Earning Assets:

  Loans, Net of Unearned Interest(2)                     $5,356   $2,221  $3,135   $ 1,936   $2,204  $(268)
  Investment Securities:
    Taxable                                                 695     (339)  1,034      (124)     365   (489)
    Tax-Exempt (2)                                         (103)     (65)    (38)      (37)     505   (542)
  Funds Sold                                                572     (137)    709      (285)    (687)   402

  Total                                                   6,520    1,680   4,840     1,490    2,387   (897)

Interest Bearing Liabilities:
  NOW Accounts                                               (3)     (37)     34               192      310   (118)
  Money Market Accounts                                     377     (136)    513               (48)     (87)    39
  Savings Accounts                                         (655)    (538)   (117)             (355)    (158)  (197)
  Other Time Deposits                                     5,673    1,312   4,361               (12)     201   (213)
  Funds Purchased                                           403       36     367               102       16     86
  Other Short-Term Borrowings                                18       10       8                 8       (5)    13
  Long-Term Debt                                            (50)     (50)      -                (2)     (10)     8

  Total                                                   5,763      597   5,166              (115)     267   (382)

Change in Net Interest Income                            $  757   $l,083   $(326)           $1,605   $2,120  $(515)

(1) This table shows the change in net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate.

(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

Interest rates, after declining for several years began increasing in early 1994 and peaked during the first quarter of 1995. During this fifteen month period, the prime rate rose from 6% to 9% and the federal funds rate increased from approximately 3% to 6%. Subsequent to the first quarter of 1995, however, rates declined. The prime rate fell from 9.0% to 8.5% at December 31, 1995, and the federal funds rate declined from 6.0% to 5.5%. Although rates fell during the latter half of the year, the current interest rate environment is still well above that of early 1994.

The Company's taxable equivalent yield on average earning assets of 8.23% represents an 80 basis point increase over 1994, compared to only a five basis point improvement in 1994 over 1993. The higher yield in 1995 is reflective of both higher interest rates and loan volume, which increased steadily throughout the year. The loan portfolio, which is the largest and highest yielding component of earning assets, increased from 58.9% in the first quarter of 1994 to 63.4% in the fourth quarter of 1995. The lower yields on earning assets in 1994 and 1993 are reflective of the interest rate environment during those years and a less favorable mix of earning assets.

The average rate paid on interest bearing liabilities in 1995 was 3.96% versus 2.88% in 1994 and 2.97% in 1993. The increase is attributable to higher interest rates and a less favorable deposit mix. As interest rates increased in 1994 and early 1995, depositors sought higher yields by investing in certificates of deposits versus non-maturity deposits such as money market and savings accounts. The increase also reflects the results of promotions during the year in which the Company raised in excess of $30 million in certificates of deposit. As certificates of deposit generally represent a higher cost deposit product, this shift in depositor preference increased the Company's cost of funds. Certificates of deposit as a percent of total deposits increased from 32.1% in the first quarter of 1994 to 38.9% in the fourth quarter of 1995. In prior years, the lower average rates are reflective of lower interest rates and a more favorable deposit mix.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 28 basis points in 1995 and increased 14 basis points in 1994. The reduction in spread in 1995 is attributable to the higher cost of funds.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.22% in 1995, compared to 5.22% in 1994, and 5.10% in 1993. Although the Company experienced an increase in its cost of funds during 1995, the increase in interest income was sufficient to enable the Company to maintain its margin of 5.22%. The increase in 1994 over 1993 is attributable to an improved spread and a reduction in the volume of earning assets funded through interest bearing liabilities.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition".

Provision for Loan Losses

The provision for loan losses was $293,000 in 1995 versus $1.2 million in 1994 and $960,000 in 1993. The reduction in the provision over prior years reflects improved credit quality and a relatively low level of charge-offs. At December 31, 1995, the allowance for loan losses totaled $6.5 million compared to $7.6 million in 1994 and $7.6 million in 1993. Management considers the allowance to be adequate based on the current level of nonperforming loans and the potential for loss inherent in the portfolio at year-end. See the section entitled "Financial Condition" for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                         1995     1994     1993
     Provision for Loan Losses as a
       Multiple of Net Charge-offs        .2x     1.0x     1.0x
     Pre-tax Income Plus Provision
       for Loan Losses as Multiple
       of Net Charge-offs               10.0x    10.4x    13.7x

Noninterest Income

Noninterest income increased $161,000, or 1.2%, in 1995 compared with $531,000, or 4.3%, in 1994. Factors affecting noninterest income are discussed below.

Service charges on deposit accounts increased $241,000, or 4.5%, in 1995, compared to a decrease of $193,000, or 3.4%, in 1994. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges.

Data processing revenues increased $174,000, or 7.1%, in 1995 versus an increase of $54,000, or 2.3%, in 1994. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. In recent years, a significant portion of the growth in revenues has been provided by processing for clients other than financial institutions. Processing revenues for non-financial entities represented approximately 52% of the total processing revenues in 1995.

In 1995, trust fees increased $262,000, or 38.5%. In January 1995, the Company changed its method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change in method resulted in a one-time adjustment which increased CCTC revenues by $166,000 during the first quarter of 1995. The remaining increase in fees of approximately $96,000 is attributable to the growth in assets under management which grew $12.6 million, or 12.2%. Assets under management totaled $116.0 million at December 31, 1995. Trust fees increased $37,000, or 5.8%, in 1994, attributable to growth in assets under management.

Net gains from the sale of securities recognized during 1995 were not material. The net loss recognized in 1994 consisted of gross gains of $13,000 and losses of $160,000. Of the $160,000 in losses, $152,000 reflects management's decision to sell approximately $7,000,000 in securities (including U.S. Governments and municipals) and reinvest the proceeds in higher yielding securities. All other gains and losses recognized in 1995 and 1994 were related to the redemption of principal from mortgage-backed securities and bonds which were called during the year.

Other noninterest income decreased $671,000, or 14.5%, in 1995 versus an increase of $808,000, or 21.1% in 1994. The decrease in 1995 is attributable to real estate gains recognized in 1994 and a reduction in mortgage origination fees. During 1994, the Company recognized gains on the sale of real estate (including other real estate and bank premises) totaling $827,000, compared to $94,000 in 1995. Mortgage origination volume declined $9.4 million, or 27.0% in 1995, resulting in a reduction in mortgage fees of $220,000, or 30.8%. These reductions in income were partially offset by a $295,000 increase in credit card income which was primarily attributable to higher volume. The primary factors impacting the increase in noninterest income in 1994 as compared to 1993 were gains on the sale of real estate of $827,000, an increase in credit card fees of $290,000 and a reduction in mortgage origination fees of $374,000. Gains on the sale of real estate were comprised of $430,000 recognized on the sale of other real estate and $397,000 on the sale of bank premises. While several factors impacted credit card fees, the majority of the increase in 1994 is attributable to volume. Mortgage loan origination volume fell from $55.5 million in 1993 to $34.8 million in 1994, contributing to the 38% decline in origination fees.

Noninterest income as a percent of average earning assets represented 1.93% in 1995 compared to 1.95% in 1994 and 1.92% in 1993.

Noninterest Expense

Total noninterest expense for 1995 was $33.5 million, an increase of $755,000, or 2.3%, over 1994, compared with an increase of $1.7 million, or 5.4% in 1994 over 1993. Factors impacting the Company's noninterest expense during 1995 and 1994 are discussed below.

The Company's compensation expense totaled $18.0 million, an increase of $872,000, or 5.1%, over 1994. Salaries increased $530,000, or 3.8%, due to normal annual raises. Employee insurance and expenses associated with the Company's stock incentive plan accounted for the remaining increase of $342,000. Stock compensation expense in 1995 was $424,000 compared to $258,000 in the prior year. In 1994, compensation expense totaled $17.1 million, an increase of $904,000, or 5.6%, over 1993. Salaries and wages increased $732,000, or 4.5%, due to annual raises and an increase in the number of offices opened for a full year in 1994. Additionally, the Company's pension expense increased $214,000, or 31.7%. In 1994 management revised the interest rate assumptions incorporated in the pension plan to reflect the lower interest rate environment. Lower rates reduced projected earnings on the plan assets and increased current funding requirements, both of which resulted in higher pension expense.

Occupancy expense (including furniture, fixtures & equipment) was up by $631,000, or 12.0% in 1995. The increase is attributable to higher depreciation expense which increased $447,000 and maintenance and repairs which increased $195,000. In 1994, occupancy expense was up $161,000, or 3.2%. During 1994, the Company completed building renovations, opened a new operations center and acquired an additional banking location. Depreciation, property taxes, and maintenance and repairs associated with the new and existing facilities were the primary expense categories contributing to the overall increase.

Other noninterest expense decreased $748,000, or 7.2%, in 1995, compared to an increase of $610,000, or 6.3%, in 1994. The decrease in 1995 is primarily attributable to a reduction in FDIC insurance premiums and corporate reorganization expenses. Effective June 1, 1995, the Federal Deposit Insurance Corporation reduced deposit insurance premiums from $.23 per $100 in deposits to $.04 per $100. This resulted in a reduction of premiums for 1995 of $700,000. For 1996, insurance premiums have been completely eliminated which will result in additional savings to the Company of approximately $240,000 based on the current level of deposits. Corporate reorganization expenses incurred in 1994 totaled $731,000 and thus the elimination of these expenses in 1995 contributed to the overall expense reduction in this category. The increase in 1994 of $610,000 is primarily attributable to expenses associated with the corporate reorganization.

Net noninterest expense (defined as noninterest income minus noninterest expense) as a percent of average earning assets was 2.98% in 1995 compared to 2.95% in 1994 and 2.85% in 1993.

Income Taxes

The consolidated provision for federal and state income taxes was $3.9 million in 1995 compared to $3.4 million in 1994 and $3.3 million in 1993. The increases in the tax provision over the last three years is primarily attributable to the higher level of taxable income.

The effective tax rate was 28.9% in 1995, 27.8 in 1994 and 27.5% in 1993. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate is primarily attributable to the decreasing level of tax-exempt income relative to pre-tax income. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 23.0% in 1995, 25.1% in 1994 and 26.8% in 1993.

Change in Accounting Principle

On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which changed the method of accounting to the "liability" method from the "deferred" method previously required by Accounting Principles Board Opinion No. 11. The cumulative effect of adopting the new accounting standard was a reduction in the Company's net income of $484,000, which was recognized in the first quarter of 1993. See Note 1 in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Average assets increased $18.4 million, or 2.5%, from $745.3 million in 1994 to $763.7 million in 1995. Average earning assets increased to $681.2 million in 1995, a $14.3 million, or 2.1% increase over 1994. After experiencing a reduction in loans in 1992, loan volume has improved. Average loans have grown from $358.9 million in 1992 to $432.3 million in 1995, including growth of $25.4 million, or 6.3% during 1995. Growth in the loan portfolio in 1995 was primarily funded through deposit growth of $10.1 million and a reduction in the Company's investment portfolio and federal funds sold position of $7.8 million and $3.4 million, respectively.

Table 2 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Local markets served by Group banks were generally improved during 1995. Loan demand was fairly steady and slightly stronger during the second half. Price and product competition strengthened during 1995 and there was increasing demand for fixed rate financing. Real estate lending, an area of primary focus, continued to improve. Other areas reflecting stronger demand include home equity and indirect automobile lending. While the markets were generally good, perhaps the most significant contributor to loan growth was the Company's recent restructuring and an increased emphasis on product marketing.

Lending is a major component of the Company's business and is key to profitability. While management strives to grow the Company's loan portfolio, it can do so only by adhering to sound banking principles applied in a prudent and consistent manner. Management is hopeful the improvements noted in 1994 and 1995 will continue during 1996, affording opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings.

Table 4

SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                1994 to     Percentage      Components
                                 1995        of Total    of Total Earning Assets
                                Change        Change     1995    1994     1993
Loans:
  Commercial, Financial
    and Agricultural           $ 4,266         29.9%     7.1%    6.6%     6.5%
  Real Estate - Construction     4,986         35.0      3.7     3.1      3.2
  Real Estate - Mortgage         3,100         21.7      37.7   38.0     35.5
  Consumer                      13,088         91.7      15.0   13.3     13.5
    Total Loans                 25,440        178.3      63.5   61.0     58.7

Securities:
  Taxable                       (6,853)      (48.0)      20.5   22.0    21.5
  Tax-Exempt                      (910)       (6.4)      10.4   10.8    10.0
    Total Securities            (7,763)       (54.4)     30.9   32.8    31.5

Funds Sold                      (3,410)       (23.9)      5.6    6.2     9.8

 Total Earning Assets          $14,267        100.0%    100.0% 100.0%  100.0%

The composition of the Company's loan portfolio at December 31 for each of the past five years is shown in Table 5. Consistent with bank regulatory reporting requirements, Bankers' Acceptances purchased (as opposed to originated) and Term Federal Funds (funds placed with another financial institution generally having a maturity of less than 90 days) are classified as loans and included in the commercial loan category. Management views these instruments not as loans but as investment alternatives in managing short-term liquidity. While there were no Bankers' Acceptances or Term Federal Funds outstanding at December 31, 1995, they totaled $1.0 million at year-end 1994 and $6.5 million at year-end 1993.

The Company's average loan-to-deposit ratio increased from 62.9% in 1994 to 65.8% in 1995 and reached a level of 66.0% in the fourth quarter. The average loan-to-deposit ratio for 1993 was 60.6%.

Real estate construction and mortgage loans, combined, represented 64.8% of total loans (net of unearned interest) in 1995 versus 66.6% in 1994. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

Table 6 arrays the Company's total loan portfolio as of December 31, 1995, based upon maturities. Loans are arrayed as to those which mature in one year or less, over one through five years and over five years. Demand loans and overdrafts are reported in the category of one year or less. As a percent of the total portfolio, loans with a fixed interest rate have declined from 40.2% in 1994 to 30.2% in 1995.

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

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, as amended, which prescribes how the allowance for loan losses related to impaired loans should be determined. Certain loan categories including residential, consumer and credit card loans are excluded from the scope of this statement.

Impaired loans for Capital City Bank Group are primarily defined as all nonaccruing loans for the categories which are included within the scope of Statement No. 114. Adoption of Statement No. 114 had no significant impact on the financial condition or results of operations of the Company. See
Note 5 in the Notes to Consolidated Financial Statements for further information.

Table 5

LOANS BY CATEGORY
(Dollars in Thousands)
                                            As of December 31,
                                 1995     1994      1993      1992     1991
Commercial, Financial and
  Agricultural               $ 46,149   $ 39,288  $ 46,963  $ 57,188 $ 57,692
Real Estate - Construction     28,391     24,314    22,968    19,103   18,714
Real Estate - Mortgage        259,503    255,755   242,741   212,080  208,091
Consumer                      113,736    106,656    93,895    89,848   89,529
  Total Loans                $447,779   $426,013  $406,567  $378,219 $374,026

Table 6

LOAN MATURITIES
(Dollars in Thousands)
                                             Maturity Periods

                                                  Over  One     Over
                                    One Year       Through      Five
                                    Or  Less      Five Years    Years
Total
Commercial, Financial and
  Agricultural                     $ 33,632       $ 11,658    $   859   $46,149
Real Estate                         222,831         42,753     22,310   287,894
Consumer                             32,509         80,878        349   113,736
     Total                         $288,972       $135,289    $23,518  $447,779

Loans with Fixed Rates             $ 88,899       $ 37,266    $ 8,915  $135,080
Loans with Floating or
  Adjustable Rates                  200,073         98,023     14,603   312,699

     Total                         $288,972       $135,289    $23,518  $447,779

The allowance for loan losses at December 31, 1995 of $6.5 million compares to $7.6 million at year-end 1994 and 1993. The allowance as a percent of
total loans declined from 1.79% in 1994 to 1.46% in 1995.   The lower
percentage is attributable to a reduction in the Company's nonperforming loans and continued low levels of net charge-offs. See the section entitled "Risk Element Assets" for a further discussion.

There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing the allowance, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 1995, is adequate to absorb losses from loans in the portfolio as of year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the last five years. The allocation of the allowance is developed using management's best estimates based upon available information such as regulatory examinations, internal loan reviews and historical data and trends. The allocation by loan category reflects a base level allocation derived primarily by analyzing the level of problem loans, specific reserves and historical charge-off data.
Current and forecasted economic conditions, and other judgmental factors which cannot be easily quantified (e.g. concentrations) are not presumed to be included in the base level allocations, but instead are covered by the unallocated portion of the reserve. The Company faces a geographic concentration as well as a concentration in real estate lending. Both risks are cyclical in nature and must be considered in establishing the overall allowance for loan losses. Reserves in excess of the base level reserves are maintained in order to properly reserve for the losses inherent in the Company's portfolio due to these concentrations and anticipated periods of economic difficulties.

Table 7

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                         For the Years Ended
                                            December 31,
                                   1995      1994       1993    1992    1991

Balance at Beginning of Year      $7,551     $7,594    $7,585  $7,670   $7,526
Charge-Offs:
Commercial, Financial
  and Agricultural                   520        575       556     511      724
Real Estate-Construction               -          -        -       33        -
Real Estate-Mortgage                 139        315        81     460      175
Consumer                           1,237        865       884     929    1,263
Total Charge-Offs                  1,896      1,755     1,521   1,933    2,162

Recoveries:
Commercial, Financial
  and Agricultural                   157        104       198    231       177
Real Estate - Construction             -          -         -      -
Real Estate - Mortgage                 -         12         8      7        18
Consumer                             369        350       364    394       294
  Total Recoveries                   526        466       570    632       489

Net Charge-Offs                    1,370      1,289       951  1,301     1,673

Provision for Loan Losses            293      1,246       960  1,216     1,817

Balance at End of Year            $6,474     $7,551    $7,594 $7,585    $7,670

Ratio of Net Charge-Offs During
  Year to Average Loans Out-
  standing, Net of Unearned Interest .32%       .32%      .25%   .36%      .45%

Allowance for Loan Losses as a
  Percente of Loans, Net of Un-
  earned Interest, at End of Year   1.46%      1.79%     1.90%  2.05%    2.10%

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs       4.73x      5.86x     7.99x  5.83x    4.58x

Risk Element Assets

Risk element assets consist of nonaccrual loans, renegotiated loans, other real estate, loans past due 90 days or more, potential problem loans and loan concentrations. Table 9 depicts certain categories of the Company's risk element assets as of December 31, for each of the last five years. Potential problem loans and loan concentrations are discussed within the narrative portion of this section.

The Company's nonperforming loans decreased $1.3 million, or 21.6%, from a level of $6.0 million at December 31, 1994 to $4.7 million at December 31, 1995. During 1995, loans totaling approximately $2.4 million were placed on nonaccrual, while loans totaling $3.7 million were removed from nonaccruing status. Of the $2.4 million added, three credit relationships comprised $1.1 million of the total. All three relationships are secured with real estate and management has allocated specific reserves to these credits to absorb anticipated losses. Of the $3.7 million removed from the nonaccrual category, $2.3 million consists of principal reductions, $647,000 consists of loans transferred to ORE and loans totaling $451,000 were charged off. The remaining decrease of $349,000 represents loans which were either brought current and returned to an accrual status or refinanced.

Table 8

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                   1995             1994              1993              1992            1991
                                  Percent           Percent           Percent           Percent          Percent
                                  of Loans          of Loans          of Loans          of Loans         of Loans
                                  in Each           in Each           in Each           in Each          in Each
                        Allow-    Category  Allow-  Category  Allow-  Category  Allow-  Category  Allow- Category
                        ance      To Total  ance    To Total  ance    To Total  ance    To Total  ance   To Total
                        Amount    Loans     Amount  Loans     Amount  Loans    Amount   Loans     Amount Loans
Commercial, Financial
and Agricultural        $  609     10.3%  $  442      9.3%  $  936     11.6%   $1,416    15.1%   $1,699   15.4%
Real Estate:
  Construction             152      6.3%     187      5.7%     501      5.6%      647     5.0%      955    5.0%
  Mortgage               2,484     58.0%   2,938     60.0%   2,459     59.7%    2,715    56.1%    2,148   55.7%
Consumer                 1,044     25.4%     963     25.0%     420     23.1%      425    23.8%      741   23.9%
Not Allocated            2,185        -    3,021        -    3,278        -     2,382       -     2,127      -
Total                   $6,474    100.0%  $7,551    100.0%  $7,594    100.0%   $7,585   100.0%   $7,670  100.0%

Table 9

RISK ELEMENT ASSETS
(Dollars in Thousands)
                                            As of December 31,
                                      1995     1994      1993    1992    1991

Nonaccruing Loans                    $2,996    $4,278  $ 9,353  $ 6,987  $ 8,423
Restructured                          1,686     1,694       65      169      176
Total Nonperforming Loans             4,682     5,972    9,418    7,156    8,599
Other Real Estate                     1,001     1,581    3,466    4,416    4,385
Total Nonperforming Assets           $5,683    $7,553  $12,884  $11,572  $12,984

Past Due 90 Days or More             $  273    $  258  $   104  $ 2,564  $  622

Nonperforming Loans to Loans,
  Net of Unearned Interest             1.05%     1.42%    2.36%    1.93%   2.36%
Nonperforming Assets to Loans,
  Net of Unearned Interest,
  Plus Other Real Estate               1.28%     1.79%    3.20%    3.09%  3.52%
Nonperforming Assets to Capital(1)     6.49%     9.45%   17.24%   16.36% 19.86%
Reserve to Nonperforming Loans       138.27%   126.44%   80.64%  105.99% 89.20%

(1) For computation of this percentage, "capital" refers to shareholders' equity plus the allowance for loan losses.

The majority of nonaccrual loans are collateralized with real estate. Management continually reviews these loans and believes specific reserve allocations are sufficient to cover the loss exposure associated with these loans.

Interest on nonaccrual loans is recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If nonaccruing loans had been on a fully accruing basis, interest income recorded would have been $285,000 higher for the year ended December 31, 1995.

Restructured loans are loans with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower. The difference in interest income which would have been recorded under the original terms of the restructured loans and the interest income recognized for the year ended December 31, 1995 was $35,000. Restructured loans at December 31, 1995 consisted primarily of one large relationship which was classified as restructured in accordance with Statement of Financial Accounting Standards No. 15, prior to the adoption of Statement No. 114 in January 1995. Loans restructured subsequent to January 1, 1995, are deemed impaired, as that term is defined in Statement No. 114, and will be accounted for accordingly.

Other real estate totaled $1.0 million at December 31, 1995, versus $1.6 million at December 31, 1994. This category includes property owned by Group Banks which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 1995, the Company added properties totaling $647,000 and liquidated, partially or completely, properties totaling $1.2 million, resulting in a net reduction in other real estate of $580,000. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $1.3 million at December 31, 1995.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Group banks, and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. Capital City Bank, which operates predominately in a three county market area in North Florida, comprised 83% of the Company's total loans at year-end. Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At December 31, 1995, approximately 64% of the portfolio consisted of real estate loans. Residential properties comprise approximately 55% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 1995, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management will continue to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

The Company's average investment portfolio decreased $7.8 million, or 3.6%, during 1995. This followed an increase of $13.3 million, or 6.5%, in 1994. As a percent of average earning assets, the investment portfolio represented 30.9% in 1995, compared to 32.8% in 1994. In recent years, other than 1995, the investment portfolio increased in size relative to total earning assets as a result of the slowdown in loan production. In 1991, the comparable percentage was 21.9%. This recent trend reversed itself somewhat in 1995, as the growth in loans exceeded the overall growth in earning assets.

In 1995, average taxable investments decreased $6.9 million, or 4.7%, while tax-exempt investments decreased $910,000, or 1.3%. Since the enactment of the Tax Reform Act of 1986, which significantly reduced the tax benefits associated with tax-exempt investments, management has monitored the level of tax-exempt investments and, until 1992, consistently reduced its holdings. Even with the growth in tax-exempt investments in 1993 and 1994, the tax-exempt portfolio as a percent of average earning assets has declined from 18.9% in 1986 to 10.4% in 1995. Management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. In 1994, the Company adopted SFAS No. 115 -- "Accounting for Investments in Certain Debt and Equity Securities". In accordance with the new accounting pronouncement, securities are to be classified as held-to-maturity, available-for-sale or trading. To be classified as Held-to-Maturity, management must have both the ability and the positive intent to hold securities to maturity. Securities in this category are recorded at amortized cost. It is not management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a

Trading portfolio. However, management felt it was prudent to establish an Available-for-Sale portfolio in order to provide the flexibility necessary to properly manage the Company's interest rate risk and liquidity position. Upon adoption of SFAS No. 115 in 1994, management classified approximately 30% of the total investment portfolio as Available-for-Sale. Following a determination by the regulatory agencies during 1995 that the net unrealized gain (loss) would be excluded from the computation of regulatory capital, the Financial Accounting Standards Board offered companies a one-time opportunity to transfer securities from held-to-maturity category to the available-for-sale category without penalty. On December 27, 1995, management transferred all securities classified as held-to-maturity to available-for-sale. Securities transferred totaled $122.6 million with an net unrealized gain after tax of $503,000. This transfer of securities offers management full flexibility in managing its liquidity position and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the Available-for-Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At December 31, 1995 shareholders' equity included a net unrealized gain of $968,000. See the section entitled "Accounting Pronouncements" and Note 1 in the Notes to Consolidated Financial Statements for a further discussion of SFAS No. 115.

Historically, when purchasing securities, management has had both the ability and intent to hold the securities for the foreseeable future and sales, including the gains or losses recognized from such sales, were minimal. This was true in 1995 as well. However, in 1994, in order to invest in higher yielding securities, the Company sold approximately $7.0 million in securities, incurring a net pre-tax loss of $152,000. These securities were sold from the available-for-sale portfolio and there were no sales from the held-to-maturity portfolio in 1995 or 1994.

In 1995, proceeds from the sale of securities were nominal. However, proceeds from "called" bonds and principal redemption of mortgage-backed securities totaled $22.5 million and the related gains and losses totaled $11,000 and $3,000, respectively.

The average maturity of the total portfolio at December 31, 1995 and 1994, was 2.62 and 2.41 years, respectively. See Table 11 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 1995, was 6.20% versus 5.73% in 1994. The quality of the municipal portfolio at such date is depicted in the chart below. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareholders' equity at December 31, 1995.

The net unrealized gain in the total portfolio at December 31, 1995, of $1.5 million compares with a loss of $6.8 million at December 31, 1994. See Note 3 in the Notes to Consolidated Financial Statements for a breakdown of unrealized gains and losses. Tables 10 and 11 present a detailed analysis of the Company's investment securities as to type, maturity and yield.

        MUNICIPAL PORTFOLIO QUALITY
          (Dollars in Thousands)

               Amortized Cost
Moody's Rating    (000's)      Percentage

AAA                $46,684        61.4%
AA-1                 1,810         2.4
AA                   3,955         5.2
A-1                  5,525         7.3
A                    8,680        11.4
BAA                  1,000         1.3
Not Rated(1)         8,332        11.0
Total              $75,986       100.0%
(1) Of the securities not rated by Moody's, $4.9 million are rated "A" or higher by S&P.

Table 10
DISTRIBUTION OF INVESTMENT SECURITIES

(Dollars in Thousands)
                                                   1995

                              Amortized    Unrealized    Unrealized    Market
Available-For-Sale              Cost         Gains         Losses      Value

U.S. Treasury                 $ 72,289       $  470         $ 54       $72,705
U.S. Government Agencies
  and Corporations              70,883          264           96        71,051
States and Political
  Subdivisions                  75,986        1,037          143        76,880
Mortgage  Backed Securities      5,965           47           26         5,986
Other Securities                 4,107           19            1         4,125
  Total Investment Securities $229,230       $1,837         $320      $230,747

Table 11


MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
(Dollars in Thousands)

                                             As of December 31, 1995
                                                                  Weighted
                               Amortized Cost    Market Value   Average Yield(1)
U. S. GOVERNMENTS
  Due in 1 year or less           $ 64,543         $ 64,604         5.45%
  Due over 1 year thru 5 years      78,629           79,152         5.76%
  Due over 5 years thru 10 years         -                -            -
  Due over 10 years                      -                -            -
    TOTAL                          143,172          143,756         5.92%

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less              7,803            7,781         8.13%
  Due over 1 year thru 5 years      47,146           47,796         6.65%
  Due over 5 years thru 10 years    18,847           19,102         6.01%
  Due over 10 years                  2,190            2,201         7.53%
     TOTAL                          75,986           76,880         6.68%

MORTGAGE BACKED SECURITIES
  Due in 1 year or less                444              451         6.98%
  Due over 1 year thru 5 years       4,083            4,100         6.51%
  Due over 5 years thru 10 years       582              594         7.68%
  Due over 10 years                    856              841         6.30%
     TOTAL                           5,965            5,986         6.62%

OTHER SECURITIES
  Due in 1 Year or less              1,354            1,365         5.98%
  Due over 1 year thru 5 years         149              179         5.59%
  Due over 5 years thru 10 years       252              229         5.68%
  Due over 10 years*                 2,352            2,352         6.81%
      TOTAL                          4,107            4,125         6.40%

Total Investment Securities       $229,230         $230,747         6.20%

*Federal Home Loan Bank Stock and Federal Reserve Bank Stock do not have a stated maturities.

AVERAGE MATURITY (In Years)                        AS OF DECEMBER 31, 1995
                                                     Available For Sale

U. S. Governments                                          1.98
State and Political Subdivisions                           3.81
Mortgaged Backed Securities                                3.78
     TOTAL                                                 2.62

(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable-equivalent basis using a 34% tax rate.

Deposits And Funds Purchased

Average total deposits increased from $647.3 million in 1994 to $657.4 million in 1995, representing an increase of $10.1 million, or 1.6%. In 1994, deposits increased $16.9 million, or 2.7%. The Company experienced a notable increase in competition for deposits during 1995, in terms of both rate and product.

From 1991 to 1994, the Company experienced growth in noninterest bearing deposits and a shift in funding sources from certificates of deposits to other deposit categories. This pattern ran counter to the Company's historical trends in which a majority of the growth was generated from certificates of deposits. As rates rose during 1994 and early 1995, however, depositors returned to more historical patterns shifting funds from non-maturity deposits to certificates of deposit and investing new
funds in certificates.   Average certificates of deposit increased $35.8
million, or 16.7%, over 1994. The growth in certificates of deposit was partially offset by a reduction in money market accounts of $6.0 million, or 7.9%, and savings of $22.3 million, or 20.7%. This shift in deposits during 1995 put additional pressure on the Company's net interest margin.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 12 reflects the shift in the Company's deposit mix over the last three years and Table 13 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average funds purchased, which include federal funds purchased and securities sold under agreements to repurchase, increased $1.0 million, or 5.6%.

Federal Funds Purchased and Securities Sold
Under Repurchase Agreements
(Dollars in Thousands)

                          1995    1994      1993

Year End Balance       $17,367   $13,964  $23,264
Rate at Year End          4.79%     5.38%    2.78%
Average Balance        $19,308   $18,291  $17,765
Average Rate              5.45%     3.55%    3.08%
Maximum Outstanding
  at Month-End         $27,806   $35,516  $27,449

At December 31, 1995, the Company had $2.0 million in debt outstanding to the Federal Home Loan Bank of Atlanta. The debt, which has a fixed rate of interest of 6.04%, requires annual principal reductions of approximately $110,000 with the remaining balance due at maturity in 2005. The debt was used to match-fund selected lending activities and is secured by first mortgage residential loans which are included in the Company's loan portfolio. See Note 8 in the Notes to Consolidated Financial Statements.

Table 12

SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)

                        1994 to     Percentage
                         1995        of Total      Components of Total Deposits
                        Change        Change         1995     1994     1993

Noninterest Bearing
  Deposits            $ 4,586          45.3%        24.4%    24.1%    23.7%
NOW Accounts           (1,897)        (18.7)        13.9     14.3     12.4
Money Market Accounts  (5,985)        (59.1)        10.7     11.8     12.7
Savings               (22,333)       (220.5)        13.0     16.7     18.1
Other Time             35,759         353.0         38.0     33.1     33.1
Total Deposits        $10,130         100.0%       100.0%   100.0%   100.0%

Table 13

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)

                                              December 31, 1995
                                Time Certificates of Deposit     Percent

Three months or less                    $15,798                   34.8%
Over three through six months            13,732                   30.3
Over six through twelve months            6,496                   14.3
Over twelve months                        9,340                   20.6
     Total                              $45,366                  100.0%

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

As of December 31, 1995, the Company has available a $25.0 million credit facility. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 1998. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the Certificate of Deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period of up to six months. During 1995, the Company had no long-term debt outstanding under this credit facility. The new facility was established to increase the Company's borrowing capacity and to consolidate two existing credit facilities in the amount of $6.0 million each. It is anticipated the Company may borrow up to $20 million in connection with the proposed acquisition of First Financial Bancorp, Inc., which is expected to close during the second half of 1996. See Notes 2 and 8 in the Notes to Consolidated Financial Statements.

The Company's new credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. Based on the Company's current financial condition, these limitations and/or regulations do not impair the Company's ability to meet its cash obligations or limit the Company's ability to pay future dividends on its common stock. See Notes 8 and 12 in the Notes to Consolidated Financial Statements for additional information.

At December 31, 1995, the Company had $2.0 million in debt outstanding to the Federal Home Loan Bank of Atlanta. The debt, which has a fixed rate of interest of 6.04%, requires annual principal reductions of approximately $110,000 with the remaining balance due at maturity in 2005. The debt was used to match-fund selected lending activities and is secured by first mortgage residential loans which are included in the Company's loan portfolio. See Note 8 in the Notes to Financial Statements.

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1995, the Company had $111.2 million in commitments to extend credit and $1.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. If obligations arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures, excluding the purchase of First Financial Bancorp, Inc., will approximate $5.0 million to $7.0 million over the next twelve months. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareholders' equity as of December 31, for each of the last three years is presented below.

Shareholders' Equity
(Dollars in Thousands)
                                1995     1994     1993

Common Stock                 $    31   $   31   $    31
Additional Paid in Capital     5,868    5,852     5,857
Retained Earnings             80,658   73,989    67,753
  Subtotal                    86,557   79,872    73,641
Treasury Stock                (6,367)  (6,588)   (6,502)
Unrealized Gains (Losses)        968     (884)        -
Total Shareholders'
  Equity                     $81,158  $72,400   $67,139

The Company continues to maintain a strong capital position. The ratio of shareholders' equity to total assets at year-end was 9.97%, 9.75%, and 8.81% in 1995, 1994, and 1993, respectively, which ratios exceeded all minimum required regulatory capital levels. The lower capital ratio in 1993 primarily reflects the purchase of $1.8 million in treasury stock during the year. The Company has traditionally satisfied its regulatory capital requirements through earnings and expects to continue to do so.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board in effect at December 31, 1995 require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. Capital City Bank Group, Inc., significantly exceeded these capital guidelines, with a total risk-based capital ratio of 19.26% and a Tier 1 ratio of 18.02%. The proposed acquisition of First Financial Bancorp, Inc., will be treated, when consummated, as a purchase for accounting purposes and thus result in a lower risk-based capital ratio. On a proforma basis as of December 31, 1995, the total risk-based capital ratio would have been 13.06% versus 19.26%.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 1995, the Company had a leverage ratio of 9.84%, which is in excess of regulatory requirements. On a proforma basis as of December 31, 1995, the acquisition of First Financial Bancorp, Inc., would have reduced this ratio to 6.73%.

In 1995, the Board of Directors declared dividends totaling $1.00 per share, consisting of $.11 per share payable in July 1995 and $.89 per share payable in January 1996. The Company declared dividends of $.91 per share
in 1994 and $.83 per share in 1993.   The dividend payout ratio was 29.9%,
29.3%, and 29.4% for 1995, 1994, and 1993, respectively. Dividends declared per share in 1995 represented a 9.9% increase over 1994.

At December 31, 1995, the Company's common stock had a book value of $28.44 per share compared to $25.44 in 1994 and $23.56 in 1993. In 1994 and 1995, book value was impacted by the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the unrealized gains or losses on securities held in the available-for-sale securities portfolio be recorded, net of taxes, as a component of the Company's equity capital. At December 31, 1995, the net unrealized gain was $968,000. At December 31, 1994, the Company had a net unrealized loss of $884,000 and thus the net impact on equity for the year was $1.9 million, or $.65 per share. See Note 1 in the Notes to Consolidated Financial Statements for further discussion of SFAS No. 115.

There is currently no established trading market for the common stock of Capital City Bank Group, Inc., and therefore, no bid or sale quotations are generally available. Based on sales of stock of which the Company has knowledge, the stock has traded in a range of $26.00 to $33.00 per share for the two-year period ended December 31, 1995, with the most recent trades at December 31, 1995, being at $33.00 per share.

The Company began a stock repurchase plan in 1989, which remains in effect and provides for the repurchase of up to 300,000 shares. As of December 31, 1995, the Company has repurchased 263,580 shares under the plan. No shares were repurchased during 1995. On January 26, 1996, 1,692 shares were issued to certain employees for achieving established performance goals for the year ended December 31, 1995. The total value of the shares issued was $56,000 based on a stock price of $33.00 per share.

Interest Rate Sensitivity

Table 14 presents the Company's consolidated interest rate sensitivity position as of year-end 1995. The objective of interest rate sensitivity analysis is to attempt to measure the impact on the Company's net interest income due to fluctuations in interest rates. Interest rate sensitivity is managed at the bank level, enabling bank management to incorporate its own interest rate projections, liquidity needs and factors specific to the local market into the analysis. The information in Table 14 has been prepared on a consolidated basis and is assembled and presented in response to regulatory reporting requirements.

The asset and liability values presented in Table 14 are as of December 31, 1995, which may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time. The information, as presented, incorporates certain assumptions which are set-forth in the footnotes to the table.

The Company is currently liability sensitive which generally indicates that in a period of rising interest rates the net interest margin will be adversely impacted as the velocity and/or volume of liabilities being repriced exceeds assets. However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how the Company responds to changing rates and thus impact the magnitude of change in net interest income.

Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to change in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the Company's ability to react to changing interest rates and are discussed in further detail in the section entitled "Earnings Analysis".

Accounting Pronouncements

As discussed in Note 1 in the Notes to Consolidated Financial Statements, on January 1, 1994, the Company adopted SFAS No. 115, which changed the accounting for certain debt and equity securities from amortized cost to fair value. Those securities classified as available-for-sale were reported at fair value of $230.7 million on December 31, 1995. As required by the new accounting standard, the net unrealized gain or loss on investment securities in the available-for-sale portfolio was recorded, net of taxes, as a separate component of shareholders' equity. At December 31, 1995, the net unrealized gain totaled $968,000 versus a net unrealized loss of $884,000 at December 31, 1994. As a result of a Financial Accounting Standards Board (FASB) interpretation allowing a one-time transfer of securities from the held-to-maturity category, investment securities with an amortized cost of $122.6 million were transferred from held-to-maturity to available-for-sale on December 27, 1995. At December 31, 1995, there were no securities classified as held-to-maturity. See Note 3 in the Notes to Consolidated Financial Statements for further information.

In 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which changed the accounting for income taxes to the asset and liability method from the deferral method previously required by Accounting

Principles Board Opinion 11. A tax expense of $484,000 reflecting the cumulative effect of adopting this new standard is included in 1993 net income. The adoption of SFAS No. 109 did not impact the effective tax rate. However, since SFAS No. 109 requires that deferred tax assets and liabilities be adjusted to reflect the effect of tax law or rate changes, the outcome of tax legislation may have an impact on future income tax expense.

On January 1, 1995, the Company adopted SFAS No. 114 - "Accounting by Creditors for Impairment of a Loan". As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of the standard did not have a material impact on the Company's financial position or results of operations. See Note 5 in the Notes to Financial Statements for further information.

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The statement was adopted by the Company on January 1, 1996. The adoption of this standard did not have a significant impact on the financial condition or results of operations of the Company.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". The statement requires that an enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. This statement was adopted by the Company on January 1, 1996. The adoption of this statement did not have a material impact on the financial condition or results of operations of the Company.

Table 14
INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)
                                                           December 31, 1995
                                                                                       Non-Rate
                                  0-90 Days  91-180 Days  181-365 Days  Over One Year  Sensitive   Total
Loans, Net of Unearned Interest   $136,677   $ 45,193      $ 92,598     $169,505       $          $443,973
Investment Securities (1)           45,193     31,338        54,435      100,081                   231,047
Funds Sold                          41,150          -             -            -                    41,150
     Total Earning Assets          223,020     76,531       147,033      269,586                   716,170

Cash, Property and Other Assets          -          -             -            -         103,963   103,963
Less: Allowance for Loan Losses          -          -             -            -          (6,474)   (6,474)
     Total Assets                 $223,020   $ 76,531      $147,033    $269,586        $  97,489  $813,659

Demand Deposits                   $      -   $      -      $      -    $     -         $ 168,566  $168,566
NOW Accounts(2)                    122,517          -             -          -           122,517
Money Market(2)                     67,942          -             -          -                      67,942
Savings(2)                               -           -        78,522         -                      78,522
Other Time                          92,429      68,660        54,465    46,478                     262,032
     Total Deposits                282,888      68,660       132,987    46,478         $ 168,566  $699,579

Funds Purchased                     17,367           -             -         -                      17,367
Other Short-Term Borrowings          2,400           -             -         -                       2,400
Long-Term Debt                           -           -             -     1,982                       1,982
Other Liabilities                        -           -             -         -            11,173    11,173
Shareholders' Equity                     -           -             --        -            81,158    81,158
     Total Liabilities
     & Shareholders' Equity       $302,655    $ 68,660      $132,987   $ 48,460        $ 260,897  $813,659
Interest Rate Sensitivity Gap     $(79,635)   $  7,871      $ 14,046   $221,126        $(163,408)
Cumulative Interest Rate
  Sensitivity Gap                 $(79,635)   $(71,764)     $(57,718)  $163,408        $     -

Cumulative Gap as a Percentage
  of Earning Assets                 (11.12%)    (10.02%)       (8.06%)   22.82%

(1) Distribution reflects repricing opportunity as certain securities are listed at their callable date rather than their maturity date.
(2) Nonmaturity deposits have been assigned to specified repricing categories based upon expectations as to how these deposits reprice relative to changing interest rates. Management believes the current presentation is based on reasonable assumptions and may in fact overstate the Company's interest rate sensitivity.

CONSOLIDATED FINANCIAL STATEMENTS


                                    39
            Report of Independent Certified Public Accountants

                                    40
              Consolidated Statements of Financial Condition

                                    41
                     Consolidated Statements of Income

                                    42
        Consolidated Statements of Changes in Shareholders' Equity

                                    43
                   Consolidated Statements of Cash Flows

                                    44
                Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Capital City Bank Group, Inc.
Tallahassee, Florida

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. (a Florida Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Capital City Bank Group, Inc. and subsidiaries as of December
31, 1993, were audited by other auditors whose report dated February 4, 1994, on those statements was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting for income taxes in 1993, as discussed in Note 1 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
Atlanta, Georgia
January 26, 1996

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in Thousands)
                                                      As of December 31,
                                                     1995            1994
ASSETS
Cash and Due From Banks (Note 7)                   $ 61,613        $63,327
Federal Funds Sold                                   41,150         25,740
Interest Bearing Deposits in Other Banks                300              -
Investment Securities Held-to-Maturity
  (market value of $145,003 in 1994) (Note 3)             -        150,441
Investment Securities Available-for-Sale (Note 3)   230,747         48,847

Loans (Notes 4 and 5)                               447,779        426,013
  Unearned Interest                                  (3,806)        (5,209)
  Allowance for Loan Losses                          (6,474)        (7,551)
     Loans, Net                                     437,499        413,253

Premises and Equipment (Note 6)                      26,240         24,292
Accrued Interest Receivable                           7,339          5,546
Intangibles (Note 1)                                  1,129          1,379
Other Assets                                          7,642          9,805

       Total Assets                                $813,659       $742,630

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                     $168,566       $167,711
  Interest Bearing Deposits (Note 7)                531,013        480,463
     Total Deposits                                 699,579        648,174

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                        17,367         13,964
Other Short-Term Borrowings (Note 8)                  2,400            999
Long-Term Debt (Note 8)                               1,982              -
Other Liabilities                                    11,173          7,093
       Total Liabilities                            732,501        670,230

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 4,000,000 shares
  authorized; 3,105,243 issued                           31            31
Additional Paid In Capital                            5,868         5,852
Retained Earnings                                    80,658        73,989
Treasury Stock: 251,527 shares in 1995
  and 259,428 shares in 1994, at cost                (6,367)       (6,588)
Net Unrealized Gain (Loss) on Available-
  for-Sale Securities                                   968         (884)
        Total Shareholders' Equity                   81,158       72,400
        Total Liabilities and
          Shareholders' Equity                     $813,659     $742,630

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF INCOME
(Dollars In Thousands, Except Per Share Data)
                                                       For the Years Ended
December 31,
                                                  1995          1994     1993
INTEREST INCOME
Interest and Fees on Loans                     $40,826        $35,490   $33,554
Investment Securities:
  U.S. Treasury                                  4,205          4,967     5,564
  U.S. Government Agencies and Corporations      3,500          1,991     1,621
  States and Political Subdivisions              3,444          3,461     3,492
  Other Securities                                 261            313       210
Deposits in Other Banks                              2             17       119
Federal Funds Sold                               2,239          1,652     1,835
       Total Interest Income                    54,477         47,891    46,395

INTEREST EXPENSE
Deposits (Note 7)                               19,382         13,990    14,213
Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements              1,053            650       548
Other Short-Term Borrowings (Note 8)                49             31        23
Long-Term Debt (Note 8)                              4             54        56
     Total Interest Expense                     20,488         14,725    14,840

Net Interest Income                             33,989         33,166    31,555
Provision for Loan Losses (Note 5)                 293          1,246       960
Net Interest Income After Provision for
             Loan Losses                        33,696         31,920    30,595

NONINTEREST INCOME

Service Charges on Deposit Accounts              5,649          5,408     5,601
Data Processing                                  2,608          2,434     2,380
Income from Fiduciary Activities                   942            680       643
Securities Transactions (Note 3)                     8           (147)       28
Other  (Note 13)                                 3,963          4,634     3,826
       Total Noninterest Income                 13,170         13,009    12,478

NONINTEREST EXPENSE
Salaries and Employee Benefits (Note 10)        17,959         17,087    16,183
Occupancy, Net                                   2,538          2,343     2,183
Furniture and Equipment                          3,346          2,910     2,909
Other  (Note 13)                                 9,623         10,371     9,761
       Total Noninterest Expense                33,466         32,711    31,036

Income Before Income Taxes and
  Accounting Change                             13,400         12,218    12,037
Income Taxes (Note 9)                            3,878          3,393     3,309
Income Before Accounting Change                  9,522          8,825     8,728
Cumulative Effect of a Change in
  Accounting Method (Note 1)                         -              -      (484)
NET INCOME                                     $ 9,522        $ 8,825   $  8,244
Net Income Per Share Before Accounting Change  $  3.34        $  3.10   $   2.99
Net Income Per Share                           $  3.34        $  3.10   $   2.82

Average Common Shares Outstanding                2,853          2,847      2,924

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except per Share Data)
                                                                         Unrealized
                                      Additional                       Gains (Losses)
                            Common     Paid In   Retained    Treasury  On Securities,
                             Stock      Capital  Earnings     Stock     Net of Taxes     Total
Balance, December 31, 1992     $31      $5,857    $61,936    $(4,656)     $   -        $63,168
Net Income                                         8,244                                 8,244
Cash Dividends
  ($.83 per share)                                (2,427)                               (2,427)
Sale of Treasury Stock                                             3                         3
Purchase of Treasury Stock                                    (1,849)                   (1,849)

Balance, December 31, 1993     $31       $5,857    $67,753   $(6,502)     $   -        $67,139
Cumulative Adjustment Due to
  Change In Accounting (Note 1)                                              848           848
Net Income                                           8,825                               8,825
Cash Dividends
  ($.91 per share)                                  (2,589)                             (2,589)
Sale of Treasury Stock                       (5)                  65                        60
Purchase of Treasury Stock                                      (151)                     (151)
Net Change In Unrealized
   Gains/(Losses)                                                         (1,732)       (1,732)

Balance, December 31, 1994      $31       $5,852    $73,989   $(6,588)    $ (884)      $72,400
Net Income                                            9,522                              9,522
Cash Dividends                                       (2,853)                            (2,853)
  ($1.00 per share)
Sale of Treasury Stock                        16                  221                      237
Transfer of Held-to-Maturity
   Securities to Available-for-Sale
   (Note 3)                                                                   503         503
Net Change In Unrealized
   Gains (Losses)                                                           1,349       1,349
Balance, December 31, 1995     $31       $5,868    $80,658    $(6,367)      $ 968     $81,158

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                         For the Years Ended December 31,
                                             1995       1994       1993

Net Income                                   $ 9,522  $ 8,825   $ 8,244
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses                        293    1,246       960
Depreciation                                   2,363    1,916     1,881
Net Loss on Sale of Properties                    83      812       144
Amortization of Intangible Assets                250      341       338
Non-Cash Compensation                            206       70         -
Deferred Income Taxes                            893      101        74
Cumulative Effect of Accounting Change             -        -       484
Net (Increase) Decrease in
  Interest Receivable                         (1,793)     (79)     (339)
Net (Increase) Decrease in
  Other Assets                                 1,284      (79)   (1,537)
Net Increase (Decrease) in
  Other Liabilities                            3,817      604       319
Net Cash Provided by Operating Activities     16,918   13,757    10,568

Cash Flows Used in Investing Activities:
Proceeds from Payments/Maturities of
  Investment Securities Held-To-Maturity      48,529   77,324    82,541
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale    32,486   17,389         -
Purchase of Investment Securities
  Held to Maturity                           (27,000) (64,865) (114,726)
Purchase of Investment Securities
  Available for Sale                         (83,621) (11,398)        -
Net  Increase in Loans                       (24,539) (22,669)  (17,235)
Purchase of Premises & Equipment              (4,482)  (6,065)   (6,952)
Sales of Premises & Equipment                     89      279     1,008
Cash Acquired in Bank Acquisitions                 -        -    28,811
Net Cash Used in Investing Activities        (58,538) (10,005)  (26,553)

Cash Flows Provided by (Used in) Financing Activities:
Net Increase (Decrease) in Deposits           51,405  (14,571)   21,150
Net Increase (Decrease) in Federal
  Funds Purchased                              3,403   (9,300)    5,703
Net Increase (Decrease) in Other
  Short-Term Borrowings                        1,401     (202)      (20)
Addition to Long-Term Debt                     1,982        -     1,400
Repayment of Long-Term Debt                        -   (1,900)   (1,500)
Dividends Paid                                (2,590)  (2,447)   (2,282)
Sale (Purchase) of Treasury Stock                 15     (156)   (1,846)
Net Cash Provided by (Used in) Financing
   Activities                                 55,616  (28,576)   22,605

Net Increase (Decrease) in Cash
  and Cash Equivalents                        13,996  (24,824)    6,620
Cash and Cash Equivalents at Beginning
  of Year                                     89,067  113,891   107,271
Cash and Cash Equivalents at End
  of Year                                   $103,063 $ 89,067  $113,891

Supplemental Disclosures:

Interest on Deposits                        $ 18,441  $14,381   $14,944
Interest on Debt                               1,106  $   735   $   627
Taxes Paid                                  $  2,868  $ 3,614   $ 3,013
Securities Transferred from Held-To-Maturity
   To Available-for-Sale                    $122,630  $     -   $     -
Loans Transferred To Other Real Estate      $    647  $   453   $   910

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates; however, in the opinion of management, such variances would not be material.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, securities purchased under agreements to resell and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all items have an initial maturity of ninety days or less.

Investment Securities

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as
of January 1, 1994. Prior to January 1, 1994, all investment securities were classified as held-for-investment and recorded at amortized cost. In accordance with SFAS No. 115, investment securities are classified as either held-to-maturity or available-for-sale.

Investment securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Held-to-
maturity  securities  are  carried at amortized cost  as  the  Company  has  the ability and positive intent to hold these securities to maturity. Investment securities in the available-for-sale portfolio are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. The Company does not maintain a trading account.

Gains  and  losses  are  recognized and shown  separately  in  the  Consolidated
Statements  of  Income  upon  realization  or  when  impairment  of  values   is
deemed to be other than temporary. These gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities in the available-for-sale portfolio are excluded from the Consolidated Statements of Income and reported net of taxes as a separate component of shareholders' equity until realized.

Loans

Loans  are  stated  at  the  principal amount outstanding.  Interest  income  on
certain loans,   which  are  made  on  a  discount  basis,  is  recognized
using the sum-of-the-months-digits method which does not differ materially from the interest method.

Interest   income   on  all  other  loans,  except  for  those   designated   as
nonaccrual loans, is accrued based on the outstanding daily balances. Fees charged to originate loans and loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

Allowance for Loan Losses

Provisions for loan losses are charged to operating expenses and added to the allowance to maintain it at a level deemed appropriate by management to absorb known and inherent risks in the loan portfolio. When establishing the allowance, management makes various estimates regarding the value of collateral and future economic events. Actual future experience may differ from these estimates.

Recognized loan losses are charged to the allowance when loans are deemed to be uncollectible due to such factors as the borrower's failure to pay principal and interest or when loans are classified as losses under internal or external review criteria. Recoveries of principal on loans previously charged-off are added to the allowance.

Loans   are  placed  on  a  nonaccrual  status  when  management  believes   the
borrower's financial condition, after giving consideration to economic
conditions and collection   efforts,  is  such  that  collection  of  interest
is doubtful. Generally, loans are placed on nonaccrual status when interest becomes past due 90 days or more, or management deems the ultimate collection of principal and interest is in doubt.

Statement   of  Financial  Accounting  Standards  No.  114  --  "Accounting   by
Creditors for  Impairment  of  a  Loan",  as  amended,  requires  impaired
loans  to   be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. This accounting pronouncement, which was
adopted  on  a  prospective   basis   on January  1,  1995,  did  not have a
material impact on the Company's financial condition, results of operations, or allowance for loan loss.

Long-Lived Assets

Premises and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives for each type of asset. Additions and major facilities are capitalized and depreciated in the same manner. Repairs and maintenance are charged to operating expense as incurred.

Intangible assets consist primarily of core deposit assets which were recognized in connection with prior acquisitions. Core deposit is separate and distinct from goodwill and is an intangible asset which represents the present value of the future stream of income to be derived from investing the core deposits of the acquired bank. All intangible assets are being amortized on the straight-line method over various periods ranging from one to twenty five years with the majority being written off over an average life of approximately ten years.

The pretax amortization of all intangible assets was approximately $250,000 in 1995, $341,000 in 1994 and $338,000 in 1993. The Company adopted, SFAS
No.  122,  accounting  for  Mortgage Servicing  Rights  on  January  1,  1996.
The adoption of SFAS No 122 did not have a significant impact on the financial condition or results of operations of the Company.

Long-lived assets are evaluated regularly for other than temporary impairment. If circumstances suggest that their value may be impaired and the write down would be material, as assessment of recoverability is performed prior to any write down of the asset. SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed  of  must  be  adopted  on or before January  1,  1996.   The  Company
adopted the standard on January 1, 1996, and the adoption did not have a significant impact on the financial condition or results of operations of the Company.

Other Real Estate

Other real estate includes property owned by the Company which was acquired either through foreclosure or by receiving a deed in lieu of foreclosure. The properties are included in "other assets" in the statement of financial condition and are recorded at the estimated properties' fair value. Other real estate totaled $1.0 million and $1.6 million at December 31, 1995 and 1994, respectively.

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

Note 2

ACQUISITIONS

During 1993, the Company consummated the purchase and assumption of four branch offices. Assets and liabilities acquired through acquisition, on a combined basis, are as follows:

(Dollars in Thousands)

                              Loans                $(13,229)
                              Premises & Equipment     (855)
                              Intangible Assets      (1,236)
                              Other Assets              (70)
                                 Total Assets      $(15,390)
                              Deposits               44,097
                              Other Liabilities         104
                              Cash Acquired in
                                Acquisitions       $ 28,811

On December 10, 1995, the Company executed an Agreement and Plan of Merger to acquire First Financial Bancorp, Inc., ("FFB") for $22.00 per share in cash, or a total purchase price of approximately $20.3 million. First Financial is a $230 million federal savings bank headquartered in Tallahassee, Florida, with six offices located in five Florida counties.
It is anticipated the transaction will close during the second half of 1996, expanding the number of counties served by the Company from seven to eleven and increasing the number of offices to thirty five.

Note 3

INVESTMENT SECURITIES

As a result of a Financial Accounting Standards Board (FASB) interpretation allowing a one-time transfer of securities from the held-to-maturity category, investment securities with an amortized cost of $122,630,000 and net unrealized appreciation of $503,000 were transferred from held-to-maturity to available-for-sale on December 27, 1995.

The amortized cost and related market value of investment securities at December 31, were as follows:

(Dollars in Thousands)
                                            1995
                            Amortized     Unrealized   Unrealized      Market
Available-for-Sale            Cost          Gains         Losses       Value

U.S. Treasury                 $ 72,289       $  470         $ 54       $72,705
U.S. Government Agencies
  and Corporations              70,883          264           96        71,051
States and Political
  Subdivisions                  75,986        1,037          143        76,880
Mortgaged Backed Securities      5,965           47           26         5,986
Other Securities                 4,107           19            1         4,125
  Total Investment Securities $229,230       $1,837         $320      $230,747

                                                 1994
                              Amortized      Unrealized    Unrealized  Market
Held-To-Maturity                Cost           Gains         Losses    Value

U.S. Treasury                  $ 72,979       $    1       $1,681     $ 71,299
U.S. Government Agencies
  and Corporations               23,018            2        1,415       21,605
States and Political
  Subdivisions                   49,125          134        2,026       47,233
Mortgage  Backed Securities       3,005            2          183        2,824
Other Securities                  2,314            -          272        2,042
  Total Investment Securities  $150,441       $  139       $5,577     $145,003

                                                 1994
                               Amortized     Unrealized   Unrealized     Market
Available-for-Sale               Cost          Gains         Losses       Value

U.S. Treasury                  $ 18,634          $ -       $  180      $ 18,454
U.S. Government Agencies
  and Corporations                7,041            3          443         6,601
States and Political
  Subdivisions                   19,641           77          805        18,913
Mortgage Backed Securities        2,932            -           32         2,900
Other Securities                  1,981            -            2         1,979
  Total Investment Securities  $ 50,229          $80       $1,462     $ 48,847

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years is presented below:

(Dollars in Thousands)

                         Total              Gross            Gross
          Year          Proceeds        Realized Gains  Realized Losses

          1995            $25,296            $11             $  3
          1994            $11,476            $13             $160
          1993            $31,681            $70             $ 42

Total proceeds include principal reductions in mortgage backed securities and proceeds from securities which were called of $22,546,000, $4,033,000, and $31,581,000, in 1995, 1994, and 1993, respectively.

As of December 31, 1995, the Company's investment securities had the following maturity distribution:

(Dollars in Thousands)


                                   Amortized Cost          Market Value

Due in one year or less               $ 74,144                $ 74,201
Due after one through five years       130,007                 131,227
Due after five through ten years        19,681                  19,925
Over ten years                           5,398                   5,394
   Total Investment Securities        $229,230                $230,747

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $60,289,000 at December 31, 1995, were pledged to secure public deposits and for other purposes.

Note 4

LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)

                                     1995              1994

Commercial, Financial and
  Agricultural                     $ 46,149          $ 39,288
Real Estate - Construction           28,391            24,314
Real Estate - Mortgage              259,503           255,755
Consumer                            113,736           106,656
     Total Gross Loans             $447,779          $426,013

Nonaccruing loans amounted to $2,996,000 and $4,278,000 at December 31, 1995 and 1994, respectively. Restructured loans amounted to $1,686,000 and $1,694,000 at December 31, 1995 and 1994, respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $320,000 higher in 1995 and $529,000 higher in 1994.

Note 5

ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended
December 31, is as  follows:

(Dollars in Thousands)
                                      1995       1994    1993

Balance, Beginning of Year           $7,551     $7,594  $7,585
Provision for Loan Losses               293      1,246     960
Recoveries on Loans
  Previously Charged-Off                526        466     570
Loans Charged-Off                    (1,896)    (1,755) (1,521)
Balance, End of Year                 $6,474     $7,551  $7,594

The value of a loan which is deemed "impaired" is measured based on the present value of expected future cash flows discounted at the loan's initial effective interest rate or the fair value of the collateral, if the loan is collateral dependent. If the value of a loan is less than its recorded investment, a valuation allowance is established. This valuation allowance is included in the total allowance for loan losses, which is established to cover losses inherent in the portfolio as a whole. Certain loan categories including residential, consumer and credit card loans are excluded from the scope of this statement. Adoption of SFAS No. 114 did not have a material impact on the level of the allowance for loan losses.

As of January 1, 1995, loans which were previously deemed insubstance foreclosures and classified as other real estate have been reclassified as loans. Insubstance foreclosures are not material and have not been reclassified for prior periods.

Impaired loans are primarily defined as all nonaccruing loans. Selected information pertaining to impaired loans at December 31, 1995 is depicted in the table below.

(Dollars in Thousands)
                                                                  Valuation
                                                    Balance       Allowance
Impaired Loans:
     With Related Credit Allowance                  $   946        $  334
     Without Related Credit Allowance               $ 1,962        $    -
     Average Recorded Investment for the Period     $ 3,282        $    *

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the period ended December 31, 1995, the Company recognized $93,000 in interest income on impaired loans, of which $75,000 was collected in cash.

Note 6

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)
                                        1995                1994

Land                                $  5,705             $  5,286
Buildings                             21,120               20,001
Fixtures and Equipment                18,409               16,656
  Total                               45,234               41,943
Accumulated Depreciation             (18,994)             (17,651)
Premises and Equipment, Net         $ 26,240             $ 24,292

Note 7

DEPOSITS

Interest bearing deposits, by category, as of December 31, are as follows:

(Dollars in Thousands)

                                          1995             1994

NOW Accounts                           $122,517          $ 95,540
Money Market Accounts                    67,942            71,763
Savings Accounts                         78,522           101,009
Other Time Deposits                     262,032           212,151
   Total                               $531,013          $480,463

Time deposits in denominations of $100,000 or more totaled $45,366,000 and $40,774,000, at December 31, 1995 and 1994, respectively.

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December 31, 1995 and 1994, were $29,811,000 and $27,600,000, respectively.

Interest expense on deposits for the three years ended December 31, is as follows:

(Dollars in Thousands)
                                        1995         1994       1993

NOW Accounts                         $ 1,806        $ 1,809    $ 1,617
Money Market Accounts                  2,108          1,731      1,779
Savings Accounts                       1,942          2,597      2,953
Other Time Deposits                   13,526          7,853      7,864
  Total                              $19,382        $13,990    $14,213

Note 8

DEBT

As of December 31, 1995, the Company has available a $25.0 million credit facility. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 1998. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the Certificate of Deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period of up to six months. During 1995, the Company had no long-term debt outstanding under this credit facility. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. On December 31, 1995, the Company's capital exceeded the most restrictive covenants of the agreement.

At December 31, 1995, the Company had $2.0 million in debt outstanding to the Federal Home Loan Bank of Atlanta. The debt, which has a fixed rate of interest of 6.04%, requires annual principal reductions of approximately $110,000 with the remaining balance due at maturity in 2005. The debt was used to match-fund selected lending activities and is secured by first mortgage residential loans which are included in the Company's loan portfolio.

As of December 31, 1995 and 1994, the Company had other short-term borrowings totaling $2.4 million and $1.0 million, respectively. These notes are secured by investment securities and the average interest rates were 4.23% and 3.67% for the years ended 1995 and 1994, respectively.

Note 9

INCOME TAXES

The provision for income taxes reflected in the statement of income was comprised of the following components:

(Dollars in Thousands)
                                   1995      1994        1993
Currently Payable:
  Federal                         $2,646    $2,894     $2,848
  State                              339       398        387
Deferred:
  Federal                            762        87         59
  State                              131        14         15
     Total                        $3,878    $3,393     $3,309

The net deferred tax asset and liability and the temporary differences comprising those balances at December 31, 1995 and 1994, are as follows:

(Dollars in Thousands)
                                                 1995           1994
Deferred Tax Asset:
  Allowance for Loan Losses                    $2,438        $2,842
  Deferred Loan Fees                                -           338
  Unrealized Losses on Investment Securities        -           497
  Stock Incentive Plan                            261           206
  Writedown of Real Estate Held for Sale           25            38
  Other                                            81           140
    Total Deferred Tax Asset                   $2,805        $4,061

Deferred Tax Liability:
  Premises and Equipment                       $  851        $  845
  Employee Benefits                               593           374
  Unrealized Gains on Investment Securities       549             -
  FDIC Premiums                                     -           254
  Deferred Loan Fees                              109             -
  Other                                            84            30
    Total Deferred Tax Liability                2,186         1,503
Net Deferred Tax Asset                         $  619        $2,558

Income taxes amounted to less than the tax expense computed by applying the statutory federal income tax rates to income. The reasons for these differences are as follows:

(Dollars in Thousands)
                                    1995        1994        1993

Computed Tax Expense                $4,556      $4,154     $4,093
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income      (1,046)     (1,079)    (1,087)
    State Income Taxes,
      Net of Federal Income
      Tax Benefit                      310         272        265
  Other                                 58          46         38
Actual Tax Expense                  $3,878      $3,393     $3,309

Note 10

EMPLOYEE BENEFITS

The Company sponsors a noncontributory pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes.

The following table details the components of pension expense, the funded status of the plan and amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)
                                     1995       1994       1993
Components of Pension
  Expense:
  Service Cost                    $  774       $  764   $  685
  Interest Cost                      983          848      845
  Actual Return on Plan Assets    (3,029)        (318)    (525)
  Net Amortization and Deferral    2,173         (406)    (331)
    Total                         $  901       $  888   $  674

Actuarial Present Value of
  Projected Benefit Obligations:

Accumulated Benefit Obligations:
  Vested                         $ 8,353       $6,861   $6,896
  Nonvested                        1,695        1,097    1,067
                                 $10,048       $7,958   $7,963

Plan Assets at Fair Value
  (primarily listed stocks and
  bonds, U.S. Government Secur-
  ities and interest bearing
  deposits)                      $ 15,946    $ 12,156 $ 10,898
Projected Benefit Obligation      (14,565)    (11,672) (11,825)
Plan Assets in Excess of
  Projected Benefit Obligation      1,381         484     (927)
Unrecognized Net Loss               1,636       2,187    3,466
Unrecognized Net Asset             (1,412)     (1,648)  (1,884)
Prepaid Pension Cost              $ 1,605     $ 1,023  $   655
Major Assumptions:
  Discount Rate                      7.50%       8.25%    7.50%
  Rate of Increase in
    Compensation Levels              5.50%       5.50%    5.50%
  Expected Long-Term Rate
    of Return on Plan Assets         7.50%       7.50%    7.50%

The Company has a stock incentive plan under which shares of the Company's stock are issued as incentive awards to selected participants. The expense recorded related to this plan was approximately $424,000, $258,000 and $354,000 in 1995, 1994 and 1993, respectively.

The Company has an Employee Stock Purchase Plan under which employees may elect to make a monthly contribution towards the purchase of company stock on a semiannual basis. One hundred fifty thousand (150,000) shares of common stock are reserved for issuance under the Stock Purchase Plan. The Company will issue 6,660 shares under the plan in 1996, for the period ended December 31, 1995.

Note 11

RELATED PARTY TRANSACTIONS

The Chairman of the Board of Capital City Bank Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $225,000, $242,000, and $266,000 during 1995, 1994, and 1993, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest.
The lease agreement provides for annual lease payments of approximately $53,000, to be adjusted for inflation in future years.

At December 31, 1995 and 1994, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $11,669,000 and $11,514,000, respectively. During 1995, $12,298,000 in new loans were made and repayments totaled $12,143,000. These loans were made on similar terms as loans to other individuals of comparable creditworthiness.

Note 12

DIVIDEND RESTRICTIONS

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 1996, the bank subsidiaries may declare dividends without regulatory approval of $9.8 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 1996 up to the date of any such dividend declaration.

Note 13

SUPPLEMENTARY INFORMATION

Components of noninterest income and noninterest expense in excess of 1% of total operating income, which are not disclosed separately elsewhere, are presented below for each of the respective periods.

(Dollars in Thousands)
                                        1995       1994     1993
Noninterest Income:
  Merchant Fee Income                  $1,227     $  932  $  642
Noninterest Expense:
  Employee Insurance                    1,068        932     954
  Payroll Taxes                           963        927     879
  Maintenance and Repairs               1,955      1,760   1,689
  Professional Fees                       565*       667     659
  Advertising                             494*       706     659
  Printing & Supplies                   1,634      1,129   1,065
  Telephone                               662*       700     561*
  Insurance (including FDIC Premium)    1,042      1,285   1,209
  Commission/Service Fees                 878        890*    695*
*Less than 1% of operating income in the year reported.

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

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 1995, the amounts associated with the Company's off-balance-sheet obligations were as follows:

                                                                    Amount

Commitments to Extend Credit(1)                                    $111,248
Standby Letters of Credit                                          $  1,812

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

Due to the close proximity and the nature of the markets served by the Company's subsidiary banks, the Company has both a geographic concentration as well as a concentration in the types of loans funded. Capital City Bank, which is headquartered in North Florida, accounts for approximately 82% of the Companys total loan volume. At December 31, 1995 approximately 64% of the Company's loan portfolio consisted of real estate related loans.

Note 15

FAIR VALUE OF FINANCIAL INSTRUMENTS

Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include Cash and Due From Banks, Interest Bearing Balances with Other Banks, Federal Funds Sold, Federal Funds Purchased and Securities Sold Under Repurchase Agreements, and Short-term Borrowings. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

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

Long-Term Debt - The carrying value of the Company's long-term debt approximates fair value.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. Fair value of these fees is not material.

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below:

(Dollars in Thousands)                              At December 31,
                                               1995                   1994
                                             Estimated              Estimated
                                   Carrying    Fair      Carrying     Fair
                                     Value     Value       Value      Value

Financial Assets:
  Investment Securities (1)       $230,747    $230,747   $199,288    $193,850
  Loans, Net of Allowance
    for Loan Losses                437,499     441,446    413,253     405,899

Financial Liabilities:
  Deposits                         699,579     700,868    648,174     646,354

(1) At December 31, 1995 all investment securities were carried at fair value. See Note 3 for further information.

Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 16

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands)
                                                   1995       1994
ASSETS

Cash and Due from Group Banks                    $ 4,378     $ 2,820
Investment in Group Banks                         80,143      72,442
Other Assets                                         227         351
     Total Assets                                $84,748     $75,613

LIABILITIES

Dividends Payable                                $ 2,539     $ 2,277
Long-Term Debt (Note 8)                                -           -
Other Liabilities                                  1,051         936
     Total Liabilities                             3,590       3,213

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value; 4,000,000
  shares authorized; 3,105,243 issued                  31         31
Additional Paid in Capital                          5,868      5,852
Retained Earnings                                  80,658     73,989

Treasury Stock: 251,527 shares in 1995
  and 259,428 shares in 1994, at cost              (6,367)    (6,588)
Net Unrealized Gain (Loss) on Available-for-
  Sale Securities                                     968       (884)
     Total Shareholders' Equity                    81,158     72,400
     Total Liabilities and Shareholders' Equity   $84,748    $75,613

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income

(Dollars in Thousands)

                                              1995       1994     1993

OPERATING INCOME
Income Received from Group Banks:

  Dividends (Note 12)                        $3,884     $4,615  $4,675
  Group Overhead Fees                         2,702      2,311   1,986
     Total Operating Income                   6,586      6,926   6,661

OPERATING EXPENSE
Salaries and Employee Benefits                2,064      1,565   1,617
Legal Fees                                       48         74      63
Professional Fees                               243        157     171
Advertising                                     391        594     433
Travel and Entertainment                         52         72      63
Amortization of Excess of Purchase Price
  Over Book Value of Net Assets Acquired         52         52      52
Interest on Debt                                  -         54      56
Dues and Memberships                             46         49      42
Other                                           204        361     180
     Total Operating Expense                  3,100      2,978   2,677

Income Before Income Taxes and Equity
  in Undistributed Earnings of Group Banks    3,486      3,948   3,984
Income Tax Benefit                             (135)      (233)   (230)
Income Before Equity in Undistributed
  Earnings of Group Banks                     3,621      4,181   4,214
Equity in Undistributed Earnings
  of Group Banks                              5,901      4,644   4,030
Net Income                                   $9,522     $8,825  $8,244

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows

                                               1995      1994    1993

Net Income                                   $9,522     $8,825  $8,244
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
Equity in undistributed
  Earnings of Group Banks                    (5,901)    (4,644) (4,030)
Non-Cash Compensation                           206         70       -
Amortization of Excess of Purchase
  Price Over Book Value of Net
  Assets Acquired                                52         52      51
(Increase) Decrease in Other Assets             140          3    (189)
Net Increase in
  Other Liabilities                             114        228     333
Net Cash Provided by Operating Activities     4,133      4,534   4,409

Cash Flows Used in Financing Activities:
Addition to Long-Term Debt                        -          -   1,400
Repayment of Long-Term Debt                       -     (1,900) (1,500)
Payment of Dividends                         (2,590)    (2,447) (2,282)
Sale (Purchase) of Treasury Stock, Net           15       (156) (1,846)
Net Cash Used in Financing Activities        (2,575)    (4,503) (4,228)
Net Increase in Cash                          1,558         31     181
Cash at Beginning of Period                   2,820      2,789   2,608
Cash at End of Period                        $4,378     $2,820 $ 2,789

Note 17

CORPORATE REORGANIZATION

On July 25, 1994, Capital City First National Bank, Capital City Second
National Bank, Industrial National Bank, City National Bank, Havana State Bank, First National Bank of Jefferson County and Gadsden National Bank, each being wholly-owned subsidiaries of Capital City Bank Group, Inc., entered into a "Plan of Merger and Merger Agreement" under which the six national banks where merged into and with Havana State Bank, a state banking corporation. The effective date of the merger was January 1, 1995. Simultaneous with the merger, the name and headquarters was changed from Havana State Bank, Havana, Florida to Capital City Bank, Tallahassee, Florida. Capital City Bank is a member of the Federal Reserve Bank of Atlanta and its deposits are insured by the Federal Deposit Insurance Corporation. At the time of merger, Capital City Bank had 20 banking locations and represented approximately 82% of the Company's total assets. The Company's operating results for 1994 included pre-tax charges of $731,000 which were attributable to corporate reorganization.

Net Income and Balance Sheet Information By Bank (Unaudited)

                        Capital        Levy           Farmers &      Branford
                         City         County          Merchants       State
                         Bank*      State Bank     Bank of Trenton     Bank
(Dollars In Thousands)

For the Year: 1995     $  7,743      $   909           $   576         $ 557
 Net Income   1994        7,337        1,000               503           419
              1993        7,088          777               477           364

At December 31:

Loans,
Net of
  Unearned    1995     $362,462      $42,313           $21,384      $17,714
  Interest    1994      342,606       42,343            20,021       15,834
              1993      323,272       43,366            19,498       13,288


Assets        1995     $699,697      $78,020           $36,898     $32,247
              1994      611,923       71,004            33,457      28,953
              1993      623,972       75,583            32,950      30,181

Noninterest
  Bearing
  Deposits    1995     $154,241      $12,321           $ 5,163      $5,362
              1994      152,450       11,104             5,903       4,897
              1993      156,634        9,782             5,049       4,407

Interest
  Bearing     1995     $424,228      $56,636           $27,176    $22,974
  Deposits    1994      383,991       51,983            23,749     20,740
              1993      386,229       57,835            24,553     22,143

Shareholders'
  Equity      1995     $ 63,756      $ 8,156           $ 3,971    $ 3,547
              1994       57,607        7,497             3,537      3,036
              1993       54,766        7,060             3,317      2,774

*Information for Capital City Bank is presented on a proforma basis for years prior to 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The Board of Directors has appointed Arthur Andersen LLP, independent certified public accountants, as independent auditors for Capital City Bank Group, Inc., and its subsidiaries for the current fiscal year ending
December 31, 1996, subject to ratification by the shareholders. Fiscal 1996 will be the third year Arthur Andersen LLP will audit the books and records of the Company. The decision to change the Company's independent auditors from James D. A. Holley & Co. to Arthur Andersen LLP was made by the Company's Board of Directors on January 21, 1994. Arthur Andersen LLP was engaged on April 5, 1994. During the periods in which James D. A. Holley & Co. audited the books and records of the Company, none of the reports issued by such firm on the financial statements of the Company contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. The Company has never had any disagreements with James D. A. Holley & Co. or Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated April 10, 1996 to be filed on or before April 10, 1996.

Item 11.  Executive Compensation

Incorporated herein by reference to the section entitled "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated April 10, 1996, to be filed on or before April 10, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the subsection entitled "Information Concerning Nominees" under the section entitled "Election of Directors", and "Principal Shareholders" in the Registrant's Proxy Statement dated April 10, 1996, to be filed on or before April 10, 1996.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Compensation Committee Interlocks and Insider Participation" under the section entitled "Executive Officers, Compensation and Other Information" in the
Registrant's Proxy Statement dated April 10, 1996 to be filed on or before April 10, 1996.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXHIBITS

2(a) Agreement and Plan of Merger, dated as of December 10, 1995, by and among Capital City Bank Group, Inc.; a Florida corporation to be formed as a direct wholly-owned subsidiary of the Company; and First Financial Bancorp, Inc.*

3(a) Articles of Incorporation, as amended, of Capital City Bank Group, Inc., were filed as Exhibit 3(a) to the Registrant's Form S-14 filed on August 26, 1983 (File No. 2-86158), and are incorporated herein by reference.

3(b) By-Laws, as amended, of Capital City Bank Group, Inc. are incorporated herein by reference to Exhibit 3(b) of the Company's 1983 Form 10-K (File No. 2-86158).

10(a) Merger Agreement and Plan of Merger, dated July 25, 1994, by and among Capital City First National Bank, Capital City Second National Bank,
Industrial National Bank, City National Bank, Havana State Bank, First National Bank of Jefferson County and Gadsden National Bank, is incorporated herein by reference to Exhibit A in Registrant's Form 10K-A, dated April 5, 1995.

10(b) Promissory Note and Pledge and Security Agreement evidencing a line of credit by and between Registrant and SunTrust, dated November 18, 1995.

10(c) Capital City Bank Group, Inc. 1992 Stock Incentive Plan is incorporated herein by reference to Exhibit A of the Registrant's 1992 Proxy Statement, dated Aril 8, 1992.

10(d) Capital City Bank Group, Inc. 1995 Associate Stock Purchase Plan is incorporated herein by reference to Exhibit A of the Registrant's 1995 Proxy Statement, dated April 7, 1995.

10(e) Capital City Bank Group, Inc. 1996 Associate Incentive Plan is incorporated herein by reference to Exhibit A of the Registrant's 1996 Proxy, dated onor about April 10, 1996.

21 For a listing of Capital City Bank Group's subsidiaries See Item I.

22 (a)  Report of Independent Accountants

27  Financial Data Schedule

*To be filed as an amendment to this Form 10K

FINANCIAL STATEMENT SCHEDULES

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

REPORTS ON FORM 8-K

Capital City Bank Group, Inc. ("CCBG") filed no Form 8-K during the fourth quarter of 1995.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on March 22, 1996, 1996 on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 22, 1996 by the following persons in the capacities indicated.

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