Form 10-K/A
period 1995-12-31
CAPITAL CITY BANK GROUP INC
filed 1996-04-09
CIK 726601

Exhibit 2

                  AGREEMENT AND PLAN OF MERGER
                       TABLE OF CONTENTS
                                                             Page

ARTICLE I.  THE MERGER
1.1.      The Merger                                            2
1.2.      Effective Time                                        2
1.3.      Effects of the Merger                                 2
1.4.      Conversion of FFB Common Stock                        3
1.5       Stock Options                                         5
1.6.      CCBG Common Stock                                     6
1.7.      Conversion of Merger Sub Common Stock                 6
1.8.      Articles of Incorporation                             6
1.9.      Bylaws                                                7
1.10.     Directors and Officers                                7

ARTICLE II.  EXCHANGE OF SHARES
2.1.      CCBG to Make Cash Available                           7
2.2.      Exchange of Shares                                    7

ARTICLE III.  REPRESENTATIONS AND WARRANTIES OF FFB
3.1.      Corporate Organization                               10
3.2.      Capitalization                                       13
3.3.      Authority; No Violation                              15
3.4.      Consents and Approvals                               17
3.5.      Reports                                              19
3.6.      Financial Statements                                 20
3.7.      Broker's and Advisor's Fees                          21
3.8.      Absence of Certain Changes or Events                 21
3.9.      Legal Proceedings                                    22
3.10.     Taxes                                                23
3.11.     Employee Benefit Plans                               25
3.12.     SEC Reports                                          28
3.13.     Compliance with Applicable Law                       29
3.14.     Certain Contracts                                    29
3.15.     Agreements with Regulatory Agencies                  31
3.16.     Undisclosed Liabilities                              32
3.17.     State Takeover Laws; Charter Provisions              32
3.18.     Derivative Transactions                              33
3.19.     Loan Portfolio                                       33
3.20.     Environmental Matters                                34
3.21.     Allowance for Loan Losses                            37
3.22.     Properties                                           37
3.23.     Insurance                                            38
3.24.     Material Interests of Certain Persons                39
3.25.     Statements True and Correct                          39

ARTICLE IV.  REPRESENTATIONS AND WARRANTIES OF CCBG
4.1.      Corporate Organization                               40
4.2.      Authority; No Violation                              41
4.3.      Consents and Approvals                               44
4.4.      CCBG Information                                     45
4.5.      Financing                                            46
4.6.           Ownership of FFB Common Stock; Affiliates
          and Associates                                       46
4.7.      Legal Proceedings                                    46
4.8.      Compliance with Applicable Laws, Agreements, etc.    47
4.9.      Absence of Certain Changes or Events                 49
4.10.     Broker's and Advisor's Fees                          49

ARTICLE V.  COVENANTS RELATING TO CONDUCT OF BUSINESS
5.1.      Covenants of FFB                                     49

ARTICLE VI.  ADDITIONAL AGREEMENTS
6.1.      Regulatory Matters                                   56
6.2.      Access to Information                                57
6.3.      Stockholder Meeting                                  58
6.4.      Legal Conditions to Merger                           59
6.5.      Advice of Changes                                    60
6.6.      Current Information                                  61
6.7.      Employee Benefit Plans;
          Severance and Retention Plans                        61
6.8.      Indemnification; Insurance                           63
6.9.      Subsequent Interim and Annual Financial Statements   65
6.10.     Additional Agreements                                65
6.11.     Certain Revaluations, Changes and Adjustments        66
6.12.     Execution and Authorization of Bank Merger
          Agreement                                            67
6.13.     Resignations                                         67
6.14.     Merger Sub                                           68
6.15.     Advisory Board                                       68
6.16.     Dissenters' Rights Process . . . . . . . . . . . . . . 68

ARTICLE VII.  CONDITIONS PRECEDENT
7.1.           Conditions to Each Party's Obligation to Effect
          the Merger                                           68
7.2.      Conditions to Obligations of CCBG and
          Merger Sub.                                          69
7.3.      Conditions to Obligations of FFB                     73

ARTICLE VIII.  TERMINATION AND AMENDMENT
8.1.      Termination                                          74
8.2.      Effect of Termination; Expenses                      77
8.3.      Amendment                                            77
8.4.      Extension; Waiver                                    78

ARTICLE IX.  GENERAL PROVISIONS
9.1.      Closing                                              78
9.2.      Nonsurvival of Representations, Warranties
          and Agreements                                       79
9.3.      Expenses                                             79
9.4.      Notices                                              80
9.5.      Interpretation                                       81
9.6.      Counterparts                                         81
9.7.      Entire Agreement                                     81
9.8.      Governing Law                                        82
9.9.      Severability                                         82
9.10.     Publicity                                            82
9.11.     Assignment; No Third Party Beneficiaries             82
9.12.     Alternative Structure                                83

                  AGREEMENT AND PLAN OF MERGER

     AGREEMENT AND PLAN OF MERGER, dated as of December    , 1995, by and
among Capital City Bank Group, Inc., a Florida corporation ("CCBG"); a Florida corporation to be formed as a direct wholly owned subsidiary of CCBG ("Merger Sub"); and First Financial Bancorp, Inc., a Florida corporation ("FFB").

                          WITNESSETH:
     WHEREAS, the Boards of Directors of CCBG and FFB have determined that it is in the best interests of their respective companies and their stockholders to consummate the business combination transaction provided for herein in which Merger Sub will, subject to the terms and conditions set forth herein, merge (the "Merger") with and into FFB; and
     WHEREAS, as soon as practicable after the execution and delivery of this Agreement, it is contemplated that Capital City Bank, a Florida chartered bank and a direct wholly owned subsidiary of CCBG ("CCB"), and First Federal Bank, a federally chartered savings bank and a direct wholly owned subsidiary of FFB ("FFSB"), will enter into a Subsidiary Agreement and Plan of Merger (the "Bank Merger Agreement") providing for the merger (the "Subsidiary Merger") of FFSB with and into CCB, and it is intended that the Subsidiary Merger be consummated immediately following the Merger consummation; and
     WHEREAS, the parties desire to make certain representations, warranties and agreements in connection with the Merger and also to prescribe certain conditions to the Merger;
     NOW, THEREFORE, in consideration of the mutual covenants, representations, warranties and agreements contained herein, and intending to be legally bound hereby, the parties agree as follows:

                           ARTICLE I.
                           THE MERGER
     1.1. The Merger. Subject to the terms and conditions of this Agreement, in accordance with the provisions of Section 607.1101 of the Florida Business Corporation Act (the "BCA"), at the "Effective Time" (as defined in Section 1.2 hereof), Merger Sub shall merge with and into FFB. FFB shall be the surviving corporation (hereinafter sometimes called the "Surviving Corporation") in the Merger, and shall continue its corporate existence under the laws of the State of Florida. The name of the Surviving Corporation shall be the name of FFB immediately prior to the Merger. Upon consummation of the Merger, the separate corporate existence of Merger Sub shall terminate.
     1.2. Effective Time. The Merger shall become effective as set forth in the articles of merger (the "Articles of Merger") which shall be filed with the Department of State of the State of Florida (the "Department of State") on the Closing Date (as defined in Section 9.1 hereof). The term "Effective Time" shall be the date and time when the Merger becomes effective, as set forth in the Articles of Merger.
     1.3. Effects of the Merger. At and after the Effective Time, the Merger shall have the effects set forth in Section 607.1106 of the BCA.
     1.4. Conversion of FFB Common Stock.
     (a) At the Effective Time, each share of the common stock, no par value per share, of FFB (the "FFB Common Stock") issued and outstanding immediately prior to the Effective Time (other than (i) shares of FFB Common Stock held (x) in FFB's treasury or (y) directly or indirectly by CCBG or FFB or any of their respective Subsidiaries (as defined below) (except for Trust Account Shares and DPC Shares, as such terms are defined in Section 1.4(b) hereof) and (ii) Dissenting Shares (as defined in Section 1.4(c) hereof)) shall, by virtue of this Agreement and without any action on the part of the holder thereof, be converted into the right to receive $22.00 in cash, without any interest thereon. All of the shares of FFB Common Stock converted into the right to receive cash pursuant to this
Article I shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, and each certificate (each a "Certificate") previously representing any such shares of FFB Common Stock shall thereafter only represent the right to receive the cash into which the shares of FFB Common Stock represented by such Certificate have been converted pursuant to this Section 1.4(a). Certificates previously representing shares of FFB Common Stock shall be exchanged for the cash payable in consideration therefor upon the surrender of such Certificates in accordance with Section 2.2 hereof, without any interest thereon.
     (b) At the Effective Time, all shares of FFB Common Stock that are owned by FFB as treasury stock and all shares of FFB Common Stock that are owned directly or indirectly by CCBG or FFB or any of their respective Subsidiaries (other than shares of FFB Common Stock (i) held directly or indirectly in trust accounts, managed accounts and the like or otherwise held in a fiduciary capacity that are beneficially owned by third parties (any such shares whether held directly or indirectly by CCBG or FFB, as the case may be, being referred to herein as "Trust Account Shares") and (ii) shares of FFB Common Stock held by CCBG or FFB or any of their respective Subsidiaries in respect of a debt previously contracted (any such shares of FFB Common Stock, whether held directly or indirectly by CCBG or FFB, being referred to herein as "DPC Shares"), which Trust Account Shares and DPC Shares shall be converted into the right to receive the cash consideration referenced in Section 1.4(a)) shall be cancelled and shall cease to exist and no consideration shall be delivered in exchange therefor. Any shares of the Common Stock, par value $.01 per share, of CCBG (the "CCBG Common Stock") that are owned by FFB or any of its Subsidiaries (other than Trust Account Shares and DPC Shares) shall be cancelled and returned to the status of authorized but unissued shares of CCBG Common Stock and no consideration shall be delivered in exchange therefor.
     (c) Notwithstanding anything in this Agreement to the contrary, shares of FFB Common Stock which are outstanding immediately prior to the Effective Time, the holders of which shall have delivered to FFB a written demand for appraisal of such shares in the manner provided in Section
607.1320 of the BCA ("Dissenting Shares"), shall not be converted into the right to receive, or be exchangeable for, the cash consideration issuable in exchange for such shares pursuant to Section 1.4(a) hereof but, instead, the holders thereof shall be entitled to payment of the appraisal value of such Dissenting Shares in accordance with the provisions of Section
607.1320 of the BCA; provided, however, that (i) if any holder of Dissenting Shares shall subsequently deliver a written withdrawal of his demand for appraisal of such shares (with the written approval of the Surviving Corporation, if such approval is required under Section 607.1320 of the BCA), (ii) if any holder fails to establish his entitlement to appraisal rights as provided in such Section 607.1320 of the BCA, or (iii) if neither any holder of Dissenting Shares nor the Surviving Corporation has filed a petition demanding a determination of the value of all Dissenting Shares within the time provided in Section 607.1320 of the BCA, such holder or holders (as the case may be) shall forfeit the right to appraisal of such holders' shares of FFB Common Stock and each of such shares shall thereupon be convertible into the right to receive, and become exchangeable for, as of the Effective Time, the cash consideration otherwise issuable in exchange for such shares of FFB Common Stock pursuant to Section 1.4(a) hereof, without any interest thereon.
     1.5. Stock Options. At the Effective Time, each option (an "FFB Option") granted by FFB pursuant to its Employee Stock Compensation Program (the "FFB Option Plan") to purchase shares of FFB Common Stock which is outstanding and unexercised immediately prior thereto, whether or not then vested or exercisable, shall be cancelled and all rights thereunder shall be extinguished. As consideration for such cancellation and upon written receipt from a holder acknowledging such cancellation, CCBG shall make payment at the Effective Time to each holder of such FFB Option of an amount determined by multiplying (x) the number of shares of FFB Common Stock underlying such FFB Option by (y) the amount equal to the positive difference, if any, between $22.00 and the exercise price per share of such FFB Option, whereupon such option shall terminate and be of no further force and effect.
     1.6. CCBG Common Stock. Except for any shares of CCBG Common Stock owned by FFB or any of its Subsidiaries (other than Trust Account Shares and DPC Shares), which shall be cancelled and returned to the status of authorized but unissued shares of CCBG as contemplated by Section 1.4 hereof, the shares of CCBG Common Stock issued and outstanding immediately prior to the Effective Time shall be unaffected by the Merger and at the Effective Time, such shares shall remain issued and outstanding.
     1.7. Conversion of Merger Sub Common Stock. Each of the shares of the common stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger, automatically and without any action on the part of CCBG, become and be converted into one share of FFB Common Stock.
     1.8. Articles of Incorporation. At the Effective Time, the Articles of Incorporation of FFB, as in effect immediately prior to the Effective Time, shall be the Articles of Incorporation of the Surviving Corporation.
     1.9. Bylaws. At the Effective Time, the Bylaws of Merger Sub, as in effect immediately prior to the Effective Time, shall be the Bylaws of the Surviving Corporation until thereafter amended in accordance with applicable law.
     1.10. Directors and Officers. The directors and officers of Merger Sub immediately prior to the Effective Time shall be the directors and officers of the Surviving Corporation, each to hold office in accordance with the Articles of Incorporation and Bylaws of the Surviving Corporation until their respective successors are duly elected or appointed and qualified.


ARTICLE II.
  EXCHANGE OF SHARES

     2.1. CCBG to Make Cash Available. At or prior to the Effective Time, CCBG shall deposit, or shall cause to be deposited, with CCB (the "Exchange Agent"), for the benefit of the holders of Certificates, for exchange in accordance with this Article II, the requisite amount of cash (such amount being hereinafter referred to as the "Exchange Fund") to be paid pursuant to Section 2.2(a) in exchange for outstanding shares of FFB Common Stock.
     2.2. Exchange of Shares.
     (a) As soon as practicable after the Effective Time (and in any event no later than five (5) business days thereafter), the Exchange Agent shall mail to each holder of record of a Certificate or Certificates, a form letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon delivery of the Certificates to the Exchange Agent) and instructions for use in effecting the surrender of the Certificates in exchange for the cash into which the shares of FFB Common Stock represented by such Certificate or Certificates shall have been converted pursuant to this Agreement. Upon surrender of a Certificate for exchange and cancellation to the Exchange Agent, together with such letter of transmittal, duly executed, the holder of such Certificate shall be entitled to receive in exchange therefor a check representing the amount of cash which such holder shall have become entitled to receive in respect of the Certificate surrendered pursuant to the provisions of this Article II, and the Certificate so surrendered shall forthwith be cancelled. No interest will be paid or accrued on the cash payable to holders of Certificates.
     (b) If any payment for shares of FFB Common Stock is to be made in a name other than that in which the Certificate surrendered in exchange therefor is registered, it shall be a condition to such payment that the Certificate so surrendered shall be properly endorsed (or accompanied by an appropriate instrument of transfer) and otherwise in proper form for transfer, and that the person requesting such exchange shall pay to the Exchange Agent in advance any transfer or other taxes required by reason of the payment to a person other than the registered holder of the Certificate surrendered, or required for any other reason, or shall establish to the satisfaction of the Exchange Agent that such tax has been paid or is not payable.
     (c) After the Effective Time, there shall be no transfers on the stock transfer books of FFB of the shares of FFB Common Stock which were issued and outstanding immediately prior to the Effective Time. If, after the Effective Time, Certificates representing such shares are presented for transfer to the Exchange Agent, they shall be cancelled and exchanged for the cash consideration as provided in this Article II.
     (d) Any portion of the Exchange Fund that remains unclaimed by the stockholders of FFB for nine (9) months after the Effective Time shall be paid to CCBG. Any stockholders of FFB who have not theretofore complied with this Article II shall thereafter look only to CCBG for payment of cash deliverable in respect of each share of FFB Common Stock such stockholder holds as determined pursuant to this Agreement, in each case, without any interest thereon. Notwithstanding the foregoing, none of CCBG, FFB, the Surviving Corporation, the Exchange Agent or any other person shall be liable to any former holder of shares of FFB Common Stock for any amount properly delivered to a public official pursuant to applicable abandoned property, escheat or similar laws.
     (e) In the event any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming such Certificate to be lost, stolen or destroyed and, the posting by such person of a bond in an amount at least equivalent to the value of the Certificate or in such greater amount as CCBG may direct as indemnity against any claim that may be made against it with respect to such Certificate, the Exchange Agent will pay to such holder in exchange for such lost, stolen or destroyed Certificate the cash deliverable in respect thereof pursuant to this Agreement.

ARTICLE III.

REPRESENTATIONS AND WARRANTIES OF FFB

     FFB hereby represents and warrants to CCBG as follows:
     3.1. Corporate Organization.
     (a) FFB is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida, and is duly registered as a savings and loan holding company under the Home Owners' Loan Act, as amended. FFB has the corporate power and authority to own or lease all of its properties and assets and to carry on its business as it is now being conducted, and is duly licensed or qualified to do business in each jurisdiction in which the nature of the business conducted by it or the character or location of the properties and assets owned or leased by it makes such licensing or qualification necessary, except where the failure to be so licensed or qualified would not have a Material Adverse Effect (as defined below) on FFB. The Articles of Incorporation and Bylaws of FFB which are attached to the FFB Disclosure Schedule (as hereinafter defined), are true, complete and correct copies of such documents as in effect as of the date of this Agreement. As used in this Agreement, the term "Material Adverse Effect" means, with respect to FFB, CCBG or Merger Sub, as the case may be, a material adverse effect on the consolidated business, properties, assets, liabilities, results of operations or financial condition of such party and its Subsidiaries (as defined below) taken as a whole; provided, however, that "Material Adverse Effect" shall not include any such effect resulting from or attributable to (i) changes in laws or regulations, generally accepted accounting principles ("GAAP") or interpretations of laws, regulations or GAAP that affect the banking or savings and loan industries generally, unless any such change affects the referenced party to a materially greater extent than similar institutions generally, (ii) the cost of a special deposit issuance premium assessed by the Federal Deposit Insurance Corporation ("FDIC") with respect to the recapitalization of the Savings Association Insurance Fund ("SAIF"), (iii) expenses incurred by FFB and its Subsidiaries in connection with the transactions contemplated by the terms of this Agreement (including without limitation investment bankers and broker's fees, legal fees, accountant's fees, SEC filing fees and the costs of printing and mailing the Proxy Statement) (collectively, "Transaction Costs") not in excess, in the aggregate, of $500,000, (iv) entries, accruals and adjustments effected pursuant to
Section 6.11 hereof and (v) any other accruals, entries, or expenses effected or incurred at the written direction of CCBG. As used in this Agreement, the word "Subsidiary" when used with respect to any party means any corporation, partnership or other organization, whether incorporated or unincorporated, which is consolidated with such party for financial reporting purposes.
     (b) FFSB is a federally chartered savings bank duly organized, validly existing and in good standing under the laws of the United States of America. The deposit accounts of FFSB are insured by the FDIC through the SAIF to the fullest extent permitted by law, and all premiums and assessments required to be paid in connection therewith have been paid when due by FFSB. Each of FFB's other direct and indirect Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization. Each of FFB's direct or indirect Subsidiaries has the corporate power and authority to own or lease all of its properties and assets and to carry on its business as it is now being conducted and is duly licensed or qualified to do business in each jurisdiction in which the nature of the business conducted by it or the character or the location of the properties and assets owned or leased by it makes such licensing or qualification necessary, except where the failure to be so licensed or qualified would not have a Material Adverse Effect on FFB. The Articles of Incorporation, Charter, Bylaws and similar governing documents of each Subsidiary of FFB as attached to the FFB Disclosure Schedule (as hereinafter defined), are true, complete and correct copies of such documents as in effect as of the date of this Agreement.
     (c) The minute books of FFB and each of its Subsidiaries contain true, complete and accurate records in all material respects of all meetings and other corporate actions held or taken since January 1, 1992, of their respective stockholders and Boards of Directors (including committees of their respective Boards of Directors).
     3.2. Capitalization.
     (a) The authorized capital stock of FFB consists of four million (4,000,000) shares of FFB Common Stock and one million (1,000,000) shares of preferred stock (the "FFB Preferred Stock"). As of the date of this Agreement, there are (i) 865,133 shares of FFB Common Stock issued and outstanding and no (0) shares of FFB Common Stock held in FFB's treasury,
(ii) no (0) shares of FFB Common Stock reserved for issuance upon exercise of outstanding stock options or otherwise except for 67,922 shares of FFB Common Stock reserved for issuance pursuant to the FFB Option Plan and described in Section 3.2(a) of the Disclosure Schedule which is being delivered to CCBG concurrently herewith (the "FFB Disclosure Schedule") and
(iii) no (0) shares of FFB Preferred Stock issued or outstanding, held in FFB's treasury or reserved for issuance upon exercise of outstanding stock options or otherwise. All of the issued and outstanding shares of FFB Common Stock have been duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights, with no personal liability attaching to the ownership thereof. Except as referred to above or reflected in Section 3.2(a) of the FFB Disclosure Schedule, FFB does not have and is not bound by any outstanding subscriptions, options, warrants, calls, commitments or agreements of any character calling for the purchase or issuance of any shares of FFB Common Stock or FFB Preferred Stock or any other equity security of FFB or any securities representing the right to purchase or otherwise receive any shares of FFB Common Stock or any other equity security of FFB. The names of the optionees, the date of each option to purchase FFB Common Stock granted, the number of shares subject to each such option, the expiration date of each such option, and the price at which each such option may be exercised under the FFB Option Plan are set forth in Section 3.2(a) of the FFB Disclosure Schedule.
     (b) Section 3.2(b) of the FFB Disclosure Schedule sets forth a true and correct list of all of the Subsidiaries of FFB as of the date of this Agreement. FFB owns, directly or indirectly, all of the issued and outstanding shares of the capital stock of each of such Subsidiaries, free and clear of all liens, charges, encumbrances and security interests whatsoever, and all of such shares are duly authorized and validly issued and are fully paid, nonassessable and free of preemptive rights, with no personal liability attaching to the ownership thereof. No Subsidiary of FFB has or is bound by any outstanding subscriptions, options, warrants, calls, commitments or agreements of any character calling for the purchase or issuance of any shares of capital stock or any other equity security of such Subsidiary or any securities representing the right to purchase or otherwise receive any shares of capital stock or any other equity security of such Subsidiary. At the Effective Time, there will not be any outstanding subscriptions, options, warrants, calls, commitments or agreements of any character by which FFB or any of its Subsidiaries will be bound calling for the purchase or issuance of any shares of the capital stock of FFB or any of its Subsidiaries.

     3.3. Authority; No Violation.
     (a) FFB has full corporate power and authority to execute and deliver this Agreement and, subject to the receipt of all necessary stockholder and regulatory approvals, consents or nonobjections, as the case may be, to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly approved by the Board of Directors of FFB. The Board of Directors of FFB has directed that this Agreement and the transactions contemplated hereby be submitted to FFB's stockholders for approval at a meeting of such stockholders and, except for the adoption of this Agreement by the requisite vote of FFB's stockholders, no other corporate proceedings on the part of FFB are necessary to approve this Agreement and to consummate the transactions contemplated hereby.
This Agreement has been duly and validly executed and delivered by FFB and (assuming due authorization, execution and delivery by CCBG and Merger Sub) constitutes a valid and binding obligation of FFB, enforceable against FFB in accordance with its terms, except as enforcement may be limited by laws affecting insured depository institutions and their holding companies, general principles of equity whether applied in a court of law or a court of equity and by bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally.
     (b) FFSB has full corporate power and authority to execute and deliver the Bank Merger Agreement and, subject to the receipt of all regulatory approvals and the approval of FFB as the sole stockholder of FFSB, to consummate the transactions contemplated thereby. The execution and delivery of the Bank Merger Agreement and the consummation of the transactions contemplated thereby will be duly and validly approved by the Board of Directors of FFSB and by FFB as the sole stockholder of FFSB.
Upon the due and valid approval of the Bank Merger Agreement by FFB as the sole stockholder of FFSB and by the Board of Directors of FFSB, no other corporate proceedings on the part of FFSB will be necessary to consummate the transactions contemplated thereby. The Bank Merger Agreement, upon execution and delivery by FFSB, will be duly and validly executed and delivered by FFSB and will (assuming due authorization, execution and delivery by CCB) constitute a valid and binding obligation of FFSB, enforceable against FFSB in accordance with its terms, except as enforcement may be limited by laws affecting insured depository institutions, general principles of equity whether applied in a court of law or a court of equity and by bankruptcy, insolvency, reorganization, moratorium and similar laws affecting creditors' rights and remedies generally.
     (c) Neither the execution and delivery of this Agreement by FFB or the Bank Merger Agreement by FFSB, nor the consummation by FFB or FFSB of the transactions contemplated hereby or thereby, respectively, nor compliance by FFB or FFSB with any of the terms or provisions hereof or thereof will (i) violate any provision of the Articles of Incorporation or Bylaws of FFB or the articles of incorporation, charter, bylaws or similar governing documents of any of its Subsidiaries, or (ii) assuming that the consents and approvals referred to in Section 3.4 hereof are duly obtained,
(x) violate any statute, code, ordinance, rule, regulation, judgment, order, writ, decree or injunction applicable to FFB or any of its Subsidiaries, or any of their respective properties or assets, or (y) except as set forth in Section 3.3(c) of the FFB Disclosure Schedule, violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, result in the termination of or a right of termination or cancellation under, accelerate the performance required by, or result in the creation of any lien, pledge, security interest, charge or other encumbrance upon any of the respective properties or assets of FFB or any of its Subsidiaries under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which FFB or any of its Subsidiaries is a party, or by which they or any of their respective properties or assets may be bound or affected, except (in the case of clause (y) above) for such violations, conflicts, breaches or defaults which, either individually or in the aggregate, would not have or be reasonably likely to have a Material Adverse Effect on FFB.
     3.4. Consents and Approvals. Except for (a) the filing of applications and notices, as applicable, with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Oakar Amendment to the Federal Deposit Insurance Act and the Bank Merger Act, and approval of such applications and notices, (b) the filing of applications or notices, as applicable, with the Office of Thrift Supervision (the "OTS") and approval of such applications or notices, (c) the filing of applications with the Florida Department of Banking and Finance (the "Florida Banking Department") and approval of such applications, (d) the filing with the Securities and Exchange Commission (the "SEC") of a proxy statement relating to the meeting of FFB's stockholders (the "Stockholders Meeting") to be held in connection with this Agreement and the transactions contemplated hereby (the "Proxy Statement"), (e) the approval of this Agreement by the requisite vote of the stockholders of FFB, (f) the filing of the Articles of Merger with the Department of State pursuant to Section
607.1105 of the BCA, (g) the filings required by the Bank Merger Agreement and (h) such filings, authorizations or approvals as may be set forth in
Section 3.3(c) of the FFB Disclosure Schedule, no consents or approvals of or filings or registrations with any court, administrative agency or commission or other governmental authority or instrumentality (each a "Governmental Entity") or with any third party are necessary in connection with the execution and delivery by FFB of this Agreement and the consummation by FFB of the Merger and the other transactions contemplated hereby or the execution and delivery by FFSB of the Bank Merger Agreement and the consummation by FFSB of the Subsidiary Merger and the transactions contemplated thereby.
     3.5. Reports. FFB and each of its Subsidiaries have timely filed all material reports, registrations and statements, together with any amendments required to be made with respect thereto, that they were required to file since January 1, 1992, with (i) the OTS, (ii) the FDIC,
(iii) the SEC, (iv) any state regulatory authority (each a "State Regulator") and (v) any other self-regulatory organization ("SRO") (collectively with the Federal Reserve Board, the "Regulatory Agencies"), and all other material reports and statements required to be filed by them since January 1, 1992, including, without limitation, any report or statement required to be filed pursuant to the laws, rules or regulations of the United States, the OTS, the FDIC, the SEC, any State Regulator or any SRO, and have paid all fees and assessments due and payable in connection therewith. Except for normal examinations conducted by a Regulatory Agency in the regular course of the business of FFB and its Subsidiaries, and except as set forth in Section 3.5 of the FFB Disclosure Schedule, no Regulatory Agency has initiated any proceeding or, to the best knowledge of FFB, investigation into the business or operations of FFB or any of its Subsidiaries since January 1, 1992. Except as set forth in
Section 3.5 of the FFB Disclosure Schedule, there is no unresolved material violation, criticism or exception by any Regulatory Agency with respect to any report or statement relating to any examinations of FFB or any of its Subsidiaries.
     3.6. Financial Statements. FFB has previously delivered to CCBG copies of (a) the consolidated balance sheets of FFB and its Subsidiaries as of September 30 for the fiscal years 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flow for the fiscal years 1995, 1994 and 1993, in the case of fiscal year 1993 accompanied by the audit report of Deloitte & Touche, and in the case of fiscal years 1994 and 1995 accompanied by the audit report of Hacker, Johnson, Cohen & Grieb, independent public accountants with respect to FFB. The financial statements referred to in this Section 3.6 (including the related notes, where applicable) fairly present in all material respects, and the financial statements referred to in Section 6.9 hereof will fairly present in all material respects (subject, in the case of any unaudited statements, to recurring audit adjustments normal in nature and amount), the results of the consolidated operations and consolidated financial position of FFB and its Subsidiaries for the respective fiscal periods or as of the respective dates therein set forth; each of such statements (including the related notes, where applicable) comply, and the financial statements referred to in Section 6.9 hereof will comply, in all material respects with applicable accounting requirements and with the published rules and regulations of the SEC with respect thereto; and each of such statements (including the related notes, where applicable) has been, and the financial statements referred to in Section 6.9 hereof will be, prepared in accordance with GAAP consistently applied during the periods involved, except as indicated in the notes thereto or, in the case of unaudited statements, as permitted by Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The books and records of FFB and its Subsidiaries have been, and are being, maintained in all material respects in accordance with GAAP and any other applicable legal and accounting requirements and reflect only actual transactions. At the Effective Time, all accounts of FFSB will balance and be reconciled, with all reconciling items over $5,000 aged in excess of ninety (90) days being properly accounted for.
     3.7. Broker's and Advisor's Fees. Neither FFB nor any Subsidiary of FFB nor any of their respective officers or directors has employed any broker or finder or incurred any liability for any broker's fees, commissions or finder's fees in connection with any of the transactions contemplated by this Agreement or the Bank Merger Agreement, except that FFB has engaged, and will pay a fee or commission to, Sandler O'Neill & Partners, L.P. ("Sandler O'Neill") in accordance with the terms of a letter agreement between Sandler O'Neill and FFB, a true, complete and correct copy of which is attached to the FFB Disclosure Schedule.
     3.8. Absence of Certain Changes or Events.
     (a) Except as may be set forth in Section 3.8(a) of the FFB Disclosure Schedule, since September 30, 1995, no event has occurred which has caused, or is reasonably likely to cause, individually or in the aggregate, a Material Adverse Effect on FFB.
     (b) Except as set forth in Section 3.8(b) of the FFB Disclosure Schedule or as fairly reflected on the audited consolidated financial statements of FFB, including the notes related thereto, as of September 30, 1995, since September 30, 1995, FFB and its Subsidiaries have carried on their respective businesses in the ordinary course consistent with their past practices.
     (c) Except as set forth in Section 3.8(c) of the FFB Disclosure Schedule, since September 30, 1995, neither FFB nor any of its Subsidiaries has (i) increased the wages, salaries, compensation, pension, or other fringe benefits or perquisites payable to any executive officer, employee, or director from the amount thereof in effect as of September 30, 1995 (which amounts have been previously disclosed to CCBG), granted any severance or termination pay, entered into any contract to make or grant any severance or termination pay, or paid any bonus other than year-end bonuses for fiscal 1995 as listed in Section 3.8 of the FFB Disclosure Schedule or (ii) suffered any strike, work stoppage, slow-down, or other labor disturbance.
     3.9. Legal Proceedings.
     (a) Except as set forth in Section 3.9 (a) of the FFB Disclosure Schedule, neither FFB nor any of its Subsidiaries is a party to any, and there are no pending or, to the best of FFB's knowledge, threatened, legal, administrative, arbitral or other proceedings, claims, actions or governmental or regulatory investigations of any nature against FFB or any of its Subsidiaries or challenging the validity or propriety of the transactions contemplated by this Agreement or the Bank Merger Agreement as to which there is a reasonable possibility of an adverse determination and which, if adversely determined, would, individually or in the aggregate, have or be reasonably likely to have a Material Adverse Effect on FFB.
     (b) Except as set forth in Section 3.9 of the FFB Disclosure Schedule, there is no injunction, order, judgment, decree, or regulatory restriction imposed upon FFB, any of its Subsidiaries or the assets of FFB or any of its Subsidiaries which has had, or could reasonably be expected to have, a Material Adverse Effect on FFB.
     3.10. Taxes.
     (a) Except as set forth in Section 3.10(a) of the FFB Disclosure Schedule, each of FFB and its Subsidiaries has (i) duly and timely filed or will duly and timely file (including applicable extensions granted without penalty) all Tax Returns (as hereinafter defined) required to be filed at or prior to the Effective Time, and such Tax Returns which have heretofore been filed are, and those to be hereinafter filed will be, true, correct and complete and (ii) paid in full or have made adequate provision for on the financial statements of FFB (in accordance with GAAP) all Taxes (as hereinafter defined) and will pay in full or make adequate provision for all Taxes other than Taxes being contested by FFB in good faith for which adequate provision for on the financial statements of FFB (in accordance with GAAP) have been made. There are no material liens for Taxes upon the assets of either FFB or its Subsidiaries except for statutory liens for current Taxes not yet due. Except as set forth in Section 3.10(a) of the FFB Disclosure Schedule, neither FFB nor any of its Subsidiaries has requested any extension of time within which to file any Tax Returns in respect of any fiscal year which have not since been filed and no request for waivers of the time to assess any Taxes are pending or outstanding.
The federal and state income Tax Returns of FFB and its Subsidiaries have been audited by the Internal Revenue Service or appropriate state tax authorities with respect to those periods and jurisdictions set forth on
Section 3.10(a) of the FFB Disclosure Schedule.  Except as set forth in
Section 3.10(a) of the FFB Disclosure Schedule, neither FFB nor any of its Subsidiaries (i) is a party to any agreement providing for the allocation or sharing of Taxes (other than the allocation of federal income taxes as provided by Regulation 1.1552-1(a)(1) under the Internal Revenue Code of 1986, as amended (the "Code")); (ii) is required to include in income any adjustment pursuant to Section 481(a) of the Code by reason of the voluntary change in accounting method (nor has any taxing authority proposed in writing any such adjustment or change of accounting method); or
(iii) has filed a consent pursuant to Section 341(f) of the Code. Neither FFB nor any of its Subsidiaries (i) is a United States Real Property Holding Corporation as defined under Section 897(c)(2) of the Code, or (ii) owns, directly or indirectly, interests in real property ("Real Property Interests"), wherever situated, which by reason of the Merger would be subject to any material real property gains or material real property transfer taxes. For purposes of this Section 3.10(a), Real Property Interests include, without limitation, titles in fee, leasehold interests, beneficial interests, encumbrances, development rights or any other interests with the right to use or occupy real property or the right to receive rents, profits or other income derived therefrom or any options or contracts to purchase real property.
     (b) For the purposes of this Agreement, "Taxes" shall mean all taxes, charges, fees, levies, penalties or other assessments imposed by any United States federal, state, local or foreign taxing authority, including, but not limited to income, excise, property, sales, transfer, franchise, payroll, withholding, social security or other taxes, including any interest, penalties or additions attributable thereto.
     (c) For purposes of this Agreement, "Tax Return" shall mean any return, report, information return or other document (including any related or supporting information) with respect to Taxes.
     3.11. Employee Benefit Plans.
     (a) Section 3.11(a) of the FFB Disclosure Schedule sets forth a true and complete list of each employee benefit plan, arrangement or agreement that is maintained or contributed to or required to be contributed to as of the date of this Agreement (the "Plans") by FFB, any of its Subsidiaries or by any trade or business, whether or not incorporated (an "ERISA Affiliate"), all of which together with FFB would be deemed a "single employer" within the meaning of Section 4001 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), for the benefit of any employee or former employee of FFB, any Subsidiary or any ERISA Affiliate.
     (b) FFB has heretofore delivered to CCBG true and complete copies of each of the Plans and all related documents, all of which are attached to the FFB Disclosure Schedule, including but not limited to (i) the actuarial report for such Plan (if applicable) for each of the last three years, and
(ii) the most recent determination letter from the Internal Revenue Service (if applicable) for such Plan.
     (c) Except as set forth in Section 3.11(c) of the FFB Disclosure Schedule, (i) each of the Plans has been operated and administered in all material respects in accordance with its terms and applicable law, including but not limited to ERISA and the Code, (ii) each of the Plans intended to be "qualified" within the meaning of Section 401(a) of the Code either (1) has received a favorable determination letter from the IRS, or
(2) is or will be the subject of an application for a favorable determination letter, and FFB is not aware of any circumstances likely to result in the revocation or denial of any such favorable determination letter, (iii) with respect to each Plan which is subject to Title IV of ERISA, the present value of accrued benefits under such Plan, based upon the actuarial rates and assumptions used for funding purposes in the most recent actuarial report prepared by Watson Wyatt with respect to such Plan, did not, as of its latest valuation date, and will not, as of the Effective Time, using actuarial rates and assumptions established by Watson Wyatt as of January 1, 1996, exceed the then current value of the assets of such Plan allocable to such accrued benefits, (iv) no Plan provides benefits, including without limitation death or medical benefits (whether or not insured), with respect to current or former employees of FFB, its Subsidiaries or any ERISA Affiliate beyond their retirement or other termination of service, other than (w) coverage mandated by applicable law,
(x) death benefits or retirement benefits under any "employee pension plan," as that term is defined in Section 3(2) of ERISA, (y) deferred compensation benefits accrued as liabilities on the books of FFB, its Subsidiaries or the ERISA Affiliates or (z) benefits the full cost of which is borne by the current or former employee (or his beneficiary), (v) no liability under Title IV of ERISA has been incurred by FFB, its Subsidiaries or any ERISA Affiliate that has not been satisfied in full, and no condition exists that presents a material risk to FFB, its Subsidiaries or an ERISA Affiliate of incurring a material liability thereunder, (vi) no Plan is a "multiemployer pension plan," as such term is defined in Section 3(37) of ERISA, (vii) all contributions or other amounts payable by FFB, its Subsidiaries or any ERISA Affiliates as of the Effective Time with respect to each Plan in respect of current or prior plan years have been paid or accrued in accordance with GAAP and Section 412 of the Code, (viii) neither FFB, its Subsidiaries nor any ERISA Affiliate has engaged in a transaction in connection with which FFB, its Subsidiaries or any ERISA Affiliate could be subject to either a civil penalty assessed pursuant to Section 409 or 502(i) of ERISA or a tax imposed pursuant to Section 4975 or 4976 of the Code and (ix) there are no pending, or, to the best knowledge of FFB, threatened or anticipated claims (other than routine claims for benefits) by, on behalf of or against any of the Plans or any trusts related thereto and (x) the consummation of the transactions contemplated by this Agreement will not (y) entitle any current or former employee or officer of FFB or any ERISA Affiliate to severance pay, termination pay or any other payment, except as expressly provided in this Agreement or (z) accelerate the time of payment or vesting or increase the amount of compensation due any such employee or officer.
     3.12. SEC Reports. FFB has previously made available to CCBG an accurate and complete copy of each (a) final registration statement, prospectus, report, schedule and definitive proxy statement filed since January 1, 1992, by FFB with the SEC pursuant to the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act (the "FFB Reports") and (b) communication mailed by FFB to its stockholders since January 1, 1992, and no such registration statement, prospectus, report, schedule, proxy statement or communication contained any untrue statement of a material fact or omitted to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances in which they were made, not misleading, except that information as of a later date shall be deemed to modify information as of an earlier date. FFB has timely filed all FFB Reports and other documents required to be filed by it under the Securities Act and the Exchange Act, and, as of their respective dates, all FFB Reports complied as to form in all material respects with the published rules and regulations of the SEC with respect thereto.
     3.13. Compliance with Applicable Law. FFB and each of its Subsidiaries hold, and have at all times held, all material licenses, franchises, permits and authorizations necessary for the lawful conduct of their respective businesses under and pursuant to all, and have complied with and are not in default in any respect under any, applicable law, statute, order, rule, regulation, policy and/or guideline of any Regulatory Agency relating to FFB or any of its Subsidiaries, except where the failure to hold such license, franchise, permit or authorization or such noncompliance or default would not, individually or in the aggregate, have or be reasonably likely to have a Material Adverse Effect on FFB, and neither FFB nor any of its Subsidiaries knows of, or has received notice of, any material violations of any of the above.
     3.14. Certain Contracts.
     (a) Except as set forth in Section 3.14(a) of the FFB Disclosure Schedule, neither FFB nor any of its Subsidiaries is a party to or bound by any contract, arrangement, commitment or understanding (whether written or oral) (i) with respect to the employment of any directors, officers, employees or consultants, (ii) which, upon the consummation of the transactions contemplated by this Agreement or the Bank Merger Agreement will (either alone or upon the occurrence of any additional acts or events) result in any payment (whether of severance pay or otherwise) becoming due from CCBG, FFB, the Surviving Corporation or any of their respective Subsidiaries to any officer or employee thereof, (iii) which is a material contract (as defined in Item 601(b)(10) of Regulation SK of the SEC) to be performed after the date of this Agreement that has not been filed or incorporated by reference in FFB Reports, (iv) which is a consulting or other agreement (including data processing, software programming and licensing contracts) not terminable on 60 days or less notice involving the payment of more than $25,000 per annum, (v) which materially restricts the conduct of any line of business by FFB or any of its Subsidiaries, (vi) with or to a labor union (including any collective bargaining agreement) or
(vii) (including any stock option plan, stock appreciation rights plan, restricted stock plan or stock purchase plan) any of the benefits of which will be increased, or the vesting of the benefits of which will be accelerated, by the occurrence of any of the transactions contemplated by this Agreement or the Bank Merger Agreement, or the value of any of the benefits of which will be calculated on the basis of any of the transactions contemplated by this Agreement or the Bank Merger Agreement. Each contract, arrangement, commitment or understanding of the type described in this Section 3.14(a), whether or not set forth in Section 3.14(a) of the FFB Disclosure Schedule, is referred to herein as an "FFB Contract". FFB has previously delivered to CCBG true and correct copies of each FFB Contract which is referred to in a list attached to the FFB Disclosure Schedule.
     (b) Except as set forth in Section 3.14(b) of the FFB Disclosure Schedule, (i) each FFB Contract is valid and binding and in full force and effect, (ii) FFB and each of its Subsidiaries have in all material respects performed all obligations required to be performed by it to date under each FFB Contract, except where such noncompliance, individually or in the aggregate, would not have or be reasonably likely to have a Material Adverse Effect on FFB, (iii) no event or condition exists which constitutes or, after notice or lapse of time or both, would constitute, a material default on the part of FFB or any of its Subsidiaries under any such FFB Contract, except where such default, individually or in the aggregate, would not have or be reasonably likely to have a Material Adverse Effect on FFB and (iv) no other party to such FFB Contract is, to the best knowledge of FFB, in default in any respect thereunder.
     3.15. Agreements with Regulatory Agencies.  Except as set forth in
Section 3.15 of the FFB Disclosure Schedule, neither FFB nor any of its Subsidiaries nor any of the directors or officers of FFB or its Subsidiaries is subject to any cease-and-desist or other order issued by, or is a party to any written agreement, consent agreement or memorandum of understanding with, or is a party to any commitment letter or similar undertaking to, or is subject to any order or directive by, or is a recipient of any extraordinary supervisory letter from, or has adopted any board resolutions which are currently in effect (other than those adopted in the ordinary course of business) at the request of (each, whether or not set forth on Section 3.15 of the FFB Disclosure Schedule, a "Regulatory Agreement"), any Regulatory Agency or Governmental Entity that restricts the conduct of its business or that in any manner relates to its capital adequacy, its credit policies, its management or its business, nor has FFB or any of its Subsidiaries been advised by any Regulatory Agency or other Governmental Entity that it is considering issuing or requesting any Regulatory Agreement.
     3.16. Undisclosed Liabilities.  Except (a) as set forth in Section
3.16 of the FFB Disclosure Schedule, (b) for those liabilities that are fully reflected or reserved against on the consolidated balance sheet of FFB as of September 30, 1995, and (c) for liabilities incurred in the ordinary course of business consistent with past practice since September 30, 1995, that, either alone or when combined with all similar liabilities, have not had, and could not reasonably be expected to have, a Material Adverse Effect on FFB, neither FFB nor any of its Subsidiaries has incurred any liability of any nature whatsoever (whether absolute, accrued, contingent or otherwise and whether due or to become due). FFSB has no brokered deposit liabilities.
     3.17. State Takeover Laws; Charter Provisions.  The provisions of
Section 607.0901 of the BCA and Article IX of FFB's Articles of Incorporation will not, assuming the accuracy of the representations contained in Section 4.6 hereof, apply to this Agreement, the Bank Merger Agreement or any of the transactions contemplated hereby or thereby.
     3.18. Derivative Transactions. Except as set forth in Section 3.18 of the FFB Disclosure Schedule, since September 30, 1995, neither FFB nor any of its Subsidiaries has engaged in transactions in or involving forwards, futures, options on futures, swaps or other similar derivative instruments.
     3.19. Loan Portfolio. Except as set forth in Section 3.19 of the FFB Disclosure Schedule, as of October 31, 1995, neither FFB nor any of its Subsidiaries is a party to any written or oral (i) loan agreement, note or borrowing arrangement (including, without limitation, leases, credit enhancements, commitments, guarantees and interest-bearing assets) (collectively, "Loans"), other than Loans the unpaid principal balance of which does not exceed an aggregate of $50,000 to any one obligor, under the terms of which the obligor is, as of October 31, 1995, over ninety (90) days delinquent in payment of principal or interest or in default of any other material provision, or (ii) Loan with any director, executive officer or ten percent stockholder of FFB or any of its Subsidiaries, or to the knowledge of FFB, any person, corporation or enterprise controlling, controlled by or under common control with any of the foregoing. Section
3.19 of the FFB Disclosure Schedule also sets forth (i) all of the Loans in original principal amount in excess of $50,000 of FFB or any of its Subsidiaries that as of the date of this Agreement are classified by any bank examiner or internal auditor as "Other Loans Especially Mentioned", "Special Mention", "Substandard", "Doubtful", "Loss", "Classified", "Criticized", "Credit Risk Assets", "Concerned Loans", "Watch List" or words of similar import, together with the principal amount of and accrued and unpaid interest on each such Loan and the identity of the borrower thereunder, and (ii) by category of Loan (i.e., commercial, consumer, etc.), all of the other Loans of FFB and its Subsidiaries that as of the date of this Agreement are classified as such, together with the aggregate principal amount of and accrued and unpaid interest on such Loans by category. FFB shall promptly inform CCBG of any Loan that becomes classified in the manner described in the previous sentence, or any Loan the classification of which is adversely changed, at any time after the date of this Agreement.
     3.20. Environmental Matters. Except as set forth in Section 3.20 of the FFB Disclosure Schedule:
     (a) To the best knowledge of FFB, each of FFB, its Subsidiaries, the Participation Facilities and the Loan Properties (each as hereinafter defined) are, and have been, in compliance with all applicable laws, rules, regulations, standards and requirements of all federal, state or local laws and regulations relating to pollution or protection of human health or the environment (including without limitation, laws and regulations relating to emissions, discharges, releases or threatened releases of Hazardous Material (as hereinafter defined) or petroleum or petroleum products, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Material or petroleum or petroleum products), except for violations which, either individually or in the aggregate, have not had and are not reasonably expected to have a Material Adverse Effect on FFB;
     (b) There is not any pending or, to the best of FFB's knowledge, threatened suit, claim, action, proceeding, investigation or notice (and to the best knowledge of FFB there are no past or present actions, activities, circumstances, conditions, events or incidents that could form the basis of any such suit, claim, action, proceeding, investigation or notice), before any Governmental Entity or other forum in which FFB, any of its Subsidi aries, any Participation Facility or any Loan Property (or person or entity whose liability for any such suit, claim, action, proceeding, investigation or notice FFB, any of its Subsidiaries, Participation Facility or Loan Property has or may have retained or assumed either contractually or by operation of law), has been or, with respect to threatened suits, claims, actions, proceedings, investigations or notices may be, named as a defendant (i) for alleged noncompliance (including by any predecessor), with any environmental law, rule or regulation or (ii) relating to the release or threatened release into the environment of any Hazardous Material (as hereinafter defined) or petroleum or petroleum products whether or not occurring at or on a site owned, leased or operated by FFB or any of its Subsidiaries, any Participation Facility or any Loan Property, except where such noncompliance or release has not had, and cannot be reasonably expected to have, either individually or in the aggregate, a Material Adverse Effect on FFB;
     (c) To the best knowledge of FFB, during the period of (i) FFB's or any of its Subsidiaries' ownership or operation of any of their respective current or previously owned properties, (ii) FFB's or any of its Subsidiaries' participation in the management of any Participation Facility, or (iii) FFB's or any of its Subsidiaries' holding of a security interest in a Loan Property, there has been no release or threatened release of Hazardous Material or petroleum or petroleum products in, on, under or affecting any such property, Participation Facility or Loan Property, except where such release or threatened release has not had and cannot reasonably be expected to have, either individually or in the aggregate, a Material Adverse Effect on FFB. To the best knowledge of FFB, prior to the period of (i) FFB's or any of its Subsidiaries' ownership or operation of any of their respective current properties, (ii) FFB's or any of its Subsidiaries' participation in the management of any Participation Facility, or (iii) FFB's or any of its Subsidiaries' holding of a security interest in a Loan Property, there was no release or threatened release of Hazardous Material or petroleum or petroleum products in, on, under or affecting any such property, Participation Facility or Loan Property, except where such release has not had and cannot be reasonably expected to have, either individually or in the aggregate, a Material Adverse Effect on FFB; and
     (d) The following definitions apply for purposes of this Section 3.20: (i) "Loan Property" means any property in which FFB or any of its Subsidiaries holds a security interest, and, where required by the context, said term means the owner or operator of such property; (ii) "Participation Facility" means any facility in which FFB or any of its Subsidiaries participates in the management and, where required by the context, said term means the owner or operator of such property; and (iii) "Hazardous Material" means any pollutant, contaminant, waste or hazardous or toxic substance.
     3.21. Allowance for Loan Losses. To the best of FFB's knowledge, the allowance for loan losses (the "Allowance") shown on the consolidated statement of condition of FFB and its Subsidiaries as of September 30, 1995, and the Allowance shown on the consolidated statement of condition of FFB and its Subsidiaries, as of dates subsequent to the execution of this Agreement will be, in each case as of the dates thereof, adequate to provide for losses relating to or inherent in the loan and lease portfolios (including accrued interest receivable) of FFB and its Subsidiaries; other extensions of credit (including letters of credit and commitments to make loans or extend credit) by FFB and its Subsidiaries; real estate owned by FFB and its Subsidiaries; and the off balance sheet exposures of FFB and its Subsidiaries.
     3.22. Properties. The FFB Disclosure Schedule sets forth a list of all real property owned by FFB and its Subsidiaries and except as set forth in Section 3.22 of the FFB Disclosure Schedule, and except for Liens arising in the ordinary course of business after the date hereof, FFB and its Subsidiaries have good and marketable title, free and clear of all Liens that are material to the financial condition of FFB and its Subsidiaries on a consolidated basis, to all their material properties and assets either tangible or intangible, real, personal or mixed, reflected in the financial statements of FFB as being owned by FFB and its Subsidiaries as of the date thereof. All buildings, and all fixtures, equipment and other property and assets which are material to its business on a consolidated basis, held under leases or subleases by either of FFB or its Subsidiaries are held under valid instruments enforceable in accordance with their respective terms. Substantially all of FFB's and its Subsid iaries' equipment in regular use has been well maintained and is in good serviceable condition, reasonable wear and tear excepted. "Lien" shall mean any mortgage, lien, security, interest, pledge, hypothecation, encumbrance, restriction, reservation, encroachment, infringement, easement, conditional sale agreement, title retention or other security arrangement, default of title, adverse right or interest, charge or claim of any nature whatsoever of, on or with respect to, any property or property interest, other than (i) Liens for current property taxes not yet due and payable, (ii) for FFSB, pledges to secure deposits and other Liens incurred in the ordinary course of the banking business, and (iii) Liens that would not have a Material Adverse Effect on FFB.
     3.23.  Insurance.   FFB and its Subsidiaries are presently insured,
and since January 1, 1992 have been insured, for reasonable amounts against such risks as companies engaged in a similar business would, in accordance with good business practice, customarily be insured. The policies of fire, theft, liability (including, without limitation, directors' and officers' liability insurance) and other insurance maintained with respect to other assets or businesses of FFB and its Subsidiaries provide adequate coverage against all pending or threatened claims, and the fidelity bonds in effect as to which any of FFB or its Subsidiaries is a named insured are sufficient for their purpose, except where the failure to have such coverage would not have a Material Adverse Effect on FFB.
     3.24.  Material Interests of Certain Persons.  Except as set forth in
Section 3.24 of the FFB Disclosure Schedule, no officer or director of FFB, or any "associate" (as such term is defined in Rule 14a-1 under the Exchange Act) of any such officer or director, has any material interest in any FFB Contract or property (real or personal), tangible or intangible, used in or pertaining to the business of FFB or its Subsidiaries.
     3.25. Statements True and Correct. No written statement, certificate, instrument or other writing furnished or to be furnished by FFB to CCBG pursuant to this Agreement or any other document, agreement or instrument referred to herein, when considered as a whole, contains or will contain any untrue statement of material fact or will omit to state a material fact necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading. None of the information supplied or to be supplied by FFB for inclusion in the Proxy Statement or any other documents to be filed with the SEC or any other Regulatory Agency in connection with the transactions contemplated hereby, will, at the respective times such documents are filed, and, with respect to the Proxy Statement, when first mailed to the stockholders of FFB, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not mislead ing, or in the case of the Proxy Statement or any amendment thereof or supplement thereto, at the time of the Stockholders Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Stockholders Meeting. All documents that FFB is responsible for filing with any Regulatory Agency in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable laws, rules and regulations.

ARTICLE IV.
REPRESENTATIONS AND WARRANTIES OF CCBG

     CCBG hereby represents and warrants to FFB as follows:
     4.1.   Corporate Organization.
     (a) CCBG is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida. CCBG has the corporate power and authority to own or lease all of its properties and assets and to carry on its business as it is now being conducted, and is duly licensed or qualified to do business in each jurisdiction in which the nature of the business conducted by it or the character or location of the properties and assets owned or leased by it makes such licensing or qualification necessary, except where the failure to be so licensed or qualified would not have a material adverse effect on CCBG's ability to consummate the transactions contemplated hereby. CCBG is duly registered as a bank holding company under the BHCA.
     (b) Upon its formation, Merger Sub will be a corporation duly organized, validly existing and in good standing under the laws of the State of Florida.
     (c) CCB is a bank duly organized, validly existing and in good standing under the laws of the State of Florida.
     4.2.   Authority; No Violation.
     (a) CCBG has full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly approved by the Board of Directors of CCBG, and no other corporate proceedings on the part of CCBG are necessary to consummate the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by CCBG and (assuming due authorization, execution and delivery by FFB) constitutes a valid and binding obligation of CCBG, enforceable against CCBG in accordance with its terms, except as enforcement may be limited by general principles of equity whether applied in a court of law or a court of equity and by bankruptcy, insolvency and similar laws affecting creditors' rights and remedies generally.
     (b) Upon its formation, Merger Sub will have full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will be duly and validly approved by the Board of Directors of Merger Sub and by CCBG as the sole stockholder of Merger Sub, and, upon the obtaining of such approvals, no other corporate proceedings on the part of Merger Sub will be necessary to consummate the transactions contemplated hereby. This Agree ment, upon execution and delivery by Merger Sub, will be duly and validly executed and delivered by Merger Sub and will (assuming due authorization, execution and delivery by FFB) constitute a valid and binding obligation of Merger Sub, enforceable against Merger Sub in accordance with its terms, except as enforcement may be limited by general principles of equity whether applied in a court of law or a court of equity and by bankruptcy, insolvency and similar laws affecting creditors' rights and remedies generally.
     (c) CCB has full corporate power and authority to execute and deliver the Bank Merger Agreement and to consummate the transactions contemplated thereby. The execution and delivery of the Bank Merger Agreement and the consummation of the transactions contemplated thereby will be duly and validly approved by the Board of Directors of CCB. Upon the due and valid approval of the Bank Merger Agreement by CCBG as the sole stockholder of CCB, and by the Board of Directors of CCB, no other corporate proceedings on the part of CCB will be necessary to consummate the transactions contemplated thereby. The Bank Merger Agreement, upon execution and delivery by CCB, will be duly and validly executed and delivered by CCB and will (assuming due authorization, execution and delivery by CCB) constitute a valid and binding obligation of CCB, enforceable against CCB in accordance with its terms, except as enforcement may be limited by general principles of equity whether applied in a court of law or a court of equity and by bankruptcy, insolvency and similar laws affecting creditors' rights and remedies generally.
     (d) Neither the execution and delivery of this Agreement by CCBG or Merger Sub or the Bank Merger Agreement by CCB, nor the consummation by CCBG, Merger Sub or CCB, as the case may be, of the transactions contemplated hereby or thereby, nor compliance by CCBG, Merger Sub or CCB, as the case may be, with any of the terms or provisions hereof or thereof, will (i) violate any provision of the Articles of Incorporation or Bylaws of CCBG, or the articles of incorporation or bylaws or similar governing documents of any of its Subsidiaries or (ii) assuming that the consents and approvals referred to in Section 4.3 are duly obtained, (x) violate any statute, code, ordinance, rule, regulation, judgment, order, writ, decree or injunction applicable to CCBG or any of its Subsidiaries or any of their respective properties or assets, or (y) violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, result in the termination of or a right of termination or cancellation under; accelerate the performance required by, or result in the creation of any Lien upon any of the respective properties or assets of CCBG or any of its Subsidiaries under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust, license, lease, agreement or other instrument or obligation to which CCBG or any of its Subsidiaries is a party, or by which they or any of their respective properties or assets may be bound or affected, except (in the case of clause (y) above) for such violations, conflicts, breaches or defaults which either individually or in the aggregate will not have or be reasonably likely to have a material adverse effect on CCBG's ability to consummate the transactions contemplated hereby or CCB's ability to consummate the transactions contemplated by the Bank Merger Agreement.
     4.3. Consents and Approvals. Except for (a) the filing of applications and notices, as applicable, with the Federal Reserve Board under the BHCA, the Oakar Amendment to the Federal Deposit Insurance Act and the Bank Merger Act, and approval of such applications and notices, (b) the filing of applications or notices, as applicable, with the OTS and approval of such applications or notices, (c) the filing of applications with the Florida Banking Department and approval of such applications, (d) the filing with the SEC of the Proxy Statement, (e) the filing of the Articles of Merger with the Department of State pursuant to Section
607.1105 of the BCA, (f) the filings required by the Bank Merger Agreement and (g) the filings required as a result of the formation of Merger Sub, no consents or approvals of or filings or registrations with any Governmental Entity or with any third party are necessary in connection with the execution and delivery by CCBG and Merger Sub of this Agreement and the consummation by CCBG and Merger Sub of the transactions contemplated hereby and the execution and delivery by CCB of the Bank Merger Agreement and the consummation by CCB of the transactions contemplated thereby, except for such consents, approvals, filings or registration, the failure of which to obtain or make would not have a material adverse effect on CCBG's or Merger Sub's ability to consummate the transactions contemplated hereby or CCB's ability to consummate the transactions contemplated thereby. As of the date hereof, CCBG knows of no reason why the consents and approvals referred to in this Section 4.3 should not be obtained on a timely basis without the imposition of any condition of the type referred to in Section 7.2(g).
     4.4. CCBG Information. The information relating to CCBG and its Subsidiaries to be contained in the Proxy Statement, or in any other document filed with any other Regulatory Agency in connection herewith, will not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in light of the circumstances in which they are made, not misleading. All documents that CCBG and/or Merger Sub are responsible for filing with any Regulatory Agency in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable laws, rules and regulations. Reports filed by CCBG with the SEC are true and accurate in all material respects.
     4.5. Financing. At the Effective Time, CCBG will have funds sufficient to enable it to carry out its obligations under this Agreement.
     4.6.   Ownership of FFB Common Stock; Affiliates and Associates.
     (a) Neither CCBG nor any of its affiliates or associates (as such terms are defined under the Exchange Act), (i) beneficially owns, directly or indirectly, or (ii) is a party to any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of, in each case, any shares of capital stock of FFB (other than Trust Account Shares and DPC Shares); and
     (b) Neither CCBG nor any of its Subsidiaries is an "affiliate" (as such term is defined in Section 607.0901 of the BCA), an "interested shareholder" (as such term is defined in Section 607.0901 of the BCA) or an "associate" (as such term is defined in Section 607.0901 of the BCA) of FFB.
     4.7. Legal Proceedings. As of the date of this Agreement, there are no judicial, administrative, arbitral or other actions, suits, proceedings or investigations pending or, to CCBG's knowledge, threatened, against CCBG or any of its Subsidiaries which, if adversely determined, would materially adversely affect the ability of CCBG or Merger Sub to consummate the transactions contemplated hereby or CCB's ability to consummate the transactions contemplated by the Bank Merger Agreement. As of the date of this Agreement, to the best of CCBG's knowledge, there is no reasonable basis for any other proceeding, claim, action or governmental investigation against CCBG or any Subsidiary, except such proceedings, claims, actions or governmental investigations which would not have a material adverse effect on the ability of CCBG or Merger Sub to consummate the transactions contemplated hereby or CCB's ability to consummate the transactions contemplated by the Bank Merger Agreement.
     4.8.   Compliance with Applicable Laws, Agreements, etc.
     (a) CCBG and each Subsidiary have all permits, licenses, certificates of authority, orders and approvals of, and have made all filings, applications and registrations with, federal, state, local and foreign governmental or regulatory bodies that are required in order to permit them to carry on their respective businesses as they are presently being conducted and the absence of which could have a material adverse effect on the ability of CCBG or Merger Sub to consummate the transactions contemplated hereby or CCB's ability to consummate the transactions contemplated by the Bank Merger Agreement; all such permits, licenses, certificates of authority, orders and approvals are in full force and effect, and to the knowledge of CCBG as of the date of this Agreement, no suspension or cancellation of any of the same is threatened.
     (b) Neither CCBG nor any Subsidiary is in violation of its respective organization certificate or bylaws, or of any applicable federal, state or local law or ordinance or any order, rule or regulation of any federal, state, local or other governmental agency or body (including, without limitation, all banking, securities, municipal securities, safety, health, environmental, zoning, anti-discrimination, antitrust, and wage and hour laws, ordinances, orders, rules and regulations), or in default with respect to any order, writ, injunction or decree of any court, or in default under any order, license, regulation or demand of any governmental agency, any of which violations or defaults could reasonably be expected to have a material adverse effect on the ability of CCBG to consummate the transactions contemplated hereby; and CCBG has not received notice of any violation of, and does not know of any violation of, any of the above. Neither CCBG nor any Subsidiary is subject to any regulatory or supervisory cease and desist order, agreement, written directive, memorandum of understanding or written commitment that could have a material adverse effect on the ability of CCBG or Merger Sub to consummate the transactions contemplated hereby or on CCB's ability to consummate the transactions contemplated by the Bank Merger Agreement; and CCBG has not received notice of any violation of, and does not know of any violation of, any of the above. Neither CCBG nor any Subsidiary is subject to any regulatory or supervisory cease and desist order, agreement, written directive, memorandum of understanding or written commitment that could have a material adverse effect on the ability of CCBG or Merger Sub to consummate the transactions contemplated hereby or on CCB's ability to consummate the transactions contemplated by the Bank Merger Agreement and neither of them has received any written communication requesting that either of them enter into any of the foregoing.
     4.9. Absence of Certain Changes of Events. Since September 30, 1995, no events involving CCBG or any of its Subsidiaries have occurred which, individually or in the aggregate, materially impair the ability of
(i) CCBG or Merger Sub to perform its obligations under this Agreement or to consummate any of the transactions contemplated hereby or (ii) CCB to perform its obligations under the Bank Merger Agreement or to consummate any of the transactions contemplated thereby.
     4.10 Broker's and Advisor's Fees. Neither CCBG nor any Subsidiary of CCBG nor any of their respective officers or directors has employed any broker or finder or incurred any liability for any broker's fees, commissions or finder's fees in connection with any of the transactions contemplated by this Agreement or the Bank Merger Agreement except that CCBG has engaged, and will pay a fee or commission to, M.A. Schapiro & Co., Inc.

ARTICLE V.
COVENANTS RELATING TO CONDUCT OF BUSINESS

     5.1. Covenants of FFB. During the period from the date of this Agreement and continuing until the Effective Time, except as expressly contemplated or permitted by this Agreement or the Bank Merger Agreement or with the prior written consent of CCBG, FFB shall, and shall cause its Subsidiaries to, carry on their respective businesses in the ordinary course consistent with past practice and consistent with prudent banking practice. FFB will use its reasonable best efforts to (x) preserve its business organization and that of its Subsidiaries intact, (y) keep available to itself and CCBG the present services of the employees of FFB and its Subsidiaries and (z) preserve for itself and CCBG the goodwill of the customers of FFB and its Subsidiaries and others with whom business relationships exist. Without limiting the generality of the foregoing and except as set forth on Section 5.1 of the FFB Disclosure Schedule or as otherwise contemplated by this Agreement or consented to in writing by CCBG, FFB shall not, and shall not permit any of its Subsidiaries to:
     (a) solely in the case of FFB, declare or pay any dividends on, or make other distributions in respect of, any of its capital stock; provided, however, that dividends declared prior to the date hereof and dividends declared subsequent to the date hereof in each case not exceeding FFB's regular quarterly cash dividend in an amount not to exceed $.15 per share in any quarter may be paid;
     (b) (i) split, combine or reclassify any shares of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of its capital stock except upon the exercise or fulfillment of rights or options issued or existing pursuant to employee benefit plans, programs or arrangements, all to the extent outstanding and in existence on the date of this Agreement and in accordance with their present terms, or (ii) repurchase, redeem or otherwise acquire (except for the acquisition of Trust Account Shares and DPC Shares) any shares of the capital stock of FFB or any Subsidiary of FFB, or any securities convertible into or exercisable for any shares of the capital stock of FFB or any Subsidiary of FFB;
     (c) issue, deliver or sell, or authorize or propose the issuance, delivery or sale of, any shares of its capital stock or any securities convertible into or exercisable for, or any rights, warrants or options to acquire, any such shares, or enter into any agreement with respect to any of the foregoing, other than (i) the issuance of FFB Common Stock pursuant to stock options or similar rights to acquire FFB Common Stock granted pursuant to the FFB Option Plan and outstanding prior to the date of this Agreement, in each case in accordance with their present terms;
     (d) amend its Articles of Incorporation, Bylaws or other similar governing documents;
     (e) authorize or permit any of its officers, directors, employees or agents to directly or indirectly solicit, initiate or encourage any inquiries relating to, or the making of any proposal which constitutes, a "takeover proposal" (as defined below), or, except to the extent legally required for the discharge of the fiduciary duties of the Board of Directors of FFB, recommend or endorse any takeover proposal, or participate in any discussions or negotiations, or provide third parties with any nonpublic information, relating to any such inquiry or proposal or otherwise facilitate any effort or attempt to make or implement a takeover proposal; provided, however, that FFB may communicate information about any such takeover proposal to its stockholders if, in the judgment of FFB's Board of Directors, based upon the advice of outside counsel, such communication is required under applicable law. FFB will immediately cease and cause to be terminated any existing activities, discussions or negotiations previously conducted with any parties other than CCBG with respect to any of the foregoing. FFB will take all actions necessary or advisable to inform the appropriate individuals or entities referred to in the first sentence hereof of the obligations undertaken in this Section 5.1(e). FFB will notify CCBG immediately if any such inquiries or takeover proposals are received by, any such information is requested from, or any such negotiations or discussions are sought to be initiated or continued with, FFB, and FFB will immediately inform CCBG in writing of all of the relevant details with respect to the foregoing. As used in this Agreement, "takeover proposal" shall mean any tender or exchange offer, proposal for a merger, consolidation or other business combination involving FFB or any Subsidiary of FFB or any proposal or offer to acquire in any manner a substantial equity interest in, or a substantial portion of the assets of, FFB or any Subsidiary of FFB other than the transactions contemplated or permitted by this Agreement and the Bank Merger Agreement;
     (f) make any capital expenditures other than expenses which (i) are made in the ordinary course of business or are necessary to maintain existing assets in good repair and (ii) in any event are in an amount of no more than $25,000 individually and $100,000 in the aggregate;
     (g)  enter into any new line of business;
     (h) acquire or agree to acquire, by merging or consolidating with, or by purchasing a substantial equity interest in or a substantial portion of the assets of, or by any other manner, any business or any corporation, partnership, association or other business organization or division thereof or otherwise acquire any assets, which would be material, individually or in the aggregate, to FFB, other than in connection with foreclosures, settlements in lieu of foreclosure or troubled loan or debt restructurings in the ordinary course of business consistent with prudent banking practices;
     (i) take any action that is intended or may reasonably be expected to result in any of its representations and warranties set forth in this Agreement being or becoming untrue in any material respect, or in any of the conditions to the Merger set forth in Article VII not being satisfied, or in a violation of any provision of this Agreement or the Bank Merger Agreement, except, in every case, as may be required by applicable law;
     (j) change its methods of accounting in effect as of September 30, 1995, except as required by changes in GAAP or regulatory accounting principles as concurred to by FFB's independent auditors;
     (k) (i) except as set forth in Section 5.1(k) of the FFB Disclosure Schedule, as required by applicable law or to maintain qualification pursuant to the Code, adopt, amend, renew or terminate any Plan or any agreement, arrangement, plan or policy between FFB or any Subsidiary of FFB and one or more of its current or former directors, officers or employees,
(ii) except for normal increases in the ordinary course of business consistent with past practice or except as required by applicable law, increase in any manner the compensation or fringe benefits of any director, officer or employee or pay any benefit not required by any plan or agree ment as in effect as of the date hereof (including, without limitation, the granting of stock options, stock appreciation rights, restricted stock, restricted stock units or performance units or shares) or (iii) increase the number of employees employed as of the date of this Agreement, provided that FFSB may employ an employee if necessary to operate its business in the ordinary course consistent with past practice if the employment of such employee is terminable by FFSB at will without liability, other than as required by law;
     (l) sell, lease, encumber, assign or otherwise dispose of, or agree to sell, lease, encumber, assign or otherwise dispose of, any of its assets, properties or other rights or agreements having a value in excess of $100,000, other than investment securities held for sale and loans in the ordinary course of business;
     (m) other than in the ordinary course of business consistent with past practice, incur any indebtedness for borrowed money, assume, guarantee, endorse or otherwise as an accommodation become responsible for the obligations of any other individual, corporation or other entity;
     (n) file any application to relocate or terminate the operations of any banking office of it or any of its Subsidiaries;
     (o) commit any act or omission which constitutes a material breach or default by FFB or any of its Subsidiaries under any Regulatory Agreement or under any material contract or material license to which FFB or any of its Subsidiaries is a party or by which any of them or their respective properties is bound;
     (p) make any equity investment or commitment to make such an investment in real estate or in any real estate development project, other than in connection with foreclosures, settlements in lieu of foreclosure or troubled loan or debt restructurings in the ordinary course of business consistent with past practice;
     (q) create, renew, amend or terminate or give notice of a proposed renewal, amendment or termination of, any material contract, agreement or lease for goods, services or office space to which FFB or any of its Subsidiaries is a party or by which FFB or any of its Subsidiaries or their respective properties is bound;
     (r)  take any action which would cause the termination or cancellation
by the FDIC of insurance in respect of FFB's deposits;      (s)  purchase
any new investment securities without prior approval of CCBG (which approval shall not be unreasonably withheld); or
     (t)  agree to do any of the foregoing.



ARTICLE VI.
ADDITIONAL AGREEMENTS

     6.1. Regulatory Matters.
     (a) FFB shall promptly prepare and file with the SEC the Proxy Statement and upon clearance thereby shall thereafter mail the Proxy Statement to its stockholders.
     (b) The parties hereto shall cooperate with each other and use their best efforts to promptly prepare and file all necessary documentation, to effect all applications, notices, petitions and filings, and to obtain as promptly as practicable all permits, consents, approvals and authorizations of all third parties and Regulatory Agencies which are necessary or advisable to consummate the transactions contemplated by this Agreement (including without limitation the Merger and the Subsidiary Merger). FFB and CCBG shall have the right to review in advance, and to the extent practicable each will consult the other on, in each case subject to applicable laws relating to the exchange of information, all the information relating to FFB or CCBG, as the case may be, and any of their respective Subsidiaries, which appear in any filing made with, or written materials submitted to, any third party or any Regulatory Agency in connection with the transactions contemplated by this Agreement, including, without limitation, the Proxy Statement; provided, however, that nothing contained herein shall be deemed to provide either party with a right to review any information provided to any Regulatory Agency on a confidential basis in connection with the transactions contemplated hereby. In exercising the foregoing right, each of the parties hereto shall act reasonably and as promptly as practicable. The parties hereto agree that they will consult with each other with respect to the obtaining of all permits, consents, approvals and authorizations of all third parties and Regulatory Agencies necessary or advisable to consummate the transactions contemplated by this Agreement and each party will keep the other apprised of the status of matters relating to completion of the transactions contemplated herein.
     (c) CCBG and FFB shall, upon request, furnish each other with all information concerning themselves, their Subsidiaries, directors, officers and stockholders and such other matters as may be reasonably necessary or advisable in connection with the Proxy Statement or any other statement, filing, notice or application made by or on behalf of CCBG, FFB or any of their respective Subsidiaries to any Governmental Entity in connection with the Merger and the other transactions contemplated by this Agreement.
     (d) CCBG and FFB shall promptly furnish each other with copies of written communications received by CCBG or FFB, as the case may be, or any of their respective Subsidiaries, Affiliates or Associates (as such terms are defined in Rule 12b-2 under the Exchange Act as in effect on the date of this Agreement) from, or delivered by any of the foregoing to, any Regulatory Agency in respect of the transactions contemplated hereby.
     6.2. Access to Information. Upon reasonable notice and subject to applicable laws relating to the exchange of information, FFB shall, and shall cause each of its Subsidiaries to, afford to the officers, employees, accountants, counsel and other representatives of CCBG, access, during normal business hours during the period prior to the Effective Time, to all its properties, books, contracts, commitments, records, officers, employees, accountants, counsel and other representatives and, during such period, FFB shall, and shall cause its Subsidiaries to, make available to CCBG (i) a copy of each report, schedule, registration statement and other document filed or received by it during such period pursuant to the requirements of Federal securities laws or Federal or state banking laws (other than reports or documents which FFB is not permitted to disclose under applicable law) and (ii) all other information under this Section 6.2 concerning its business, properties and personnel as CCBG may reasonably request. Neither FFB nor any of its Subsidiaries shall be required to provide access to or to disclose information where such access or disclosure would violate or prejudice the rights of FFB's customers, jeopardize any attorney-client privilege or contravene any law, rule, regulation, order, judgment, decree, fiduciary duty or binding agreement entered into prior to the date of this Agreement. The parties hereto will make appropriate substitute disclosure arrangements under circumstances in which the restrictions of the preceding sentence apply. CCBG will hold all such information in confidence to the extent required by, and in accordance with, the provisions of the confidentiality agreement, dated September 8, 1995, between CCBG and FFB (the "Confidentiality Agreement").
     6.3. Stockholders Meeting. FFB shall take all steps necessary to duly call, give notice of, convene and hold the Stockholders Meeting as soon as is reasonably practicable after the date hereof for the purpose of voting upon the approval of this Agreement and the consummation of the transactions contemplated hereby. FFB will, through its Board of Directors, except to the extent legally required (as determined based upon the advice of outside counsel) for the discharge of the fiduciary duties of such board, recommend to its respective stockholders approval of this Agreement and the transactions contemplated hereby and such other matters as may be submitted to its stockholders in connection with this Agreement.
     6.4. Legal Conditions to Merger. Each of CCBG and FFB shall, and shall cause its Subsidiaries to, use their reasonable best efforts (a) to take, or cause to be taken, all actions necessary, proper or advisable to comply promptly with all legal requirements which may be imposed on such party or its Subsidiaries with respect to the Merger or the Subsidiary Merger, including executing the Articles of Merger and similar documentation with respect to the Subsidiary Merger and filing such documentation with the appropriate Regulatory Agency or Governmental Entity, and, subject to the conditions set forth in Article VII hereof, to consummate the transactions contemplated by this Agreement and the Subsidiary Merger Agreement and (b) to obtain (and to cooperate with the other party to obtain) any consent, authorization, order or approval of, or any exemption by, any Regulatory Agency, Governmental Entity and any other third party which is required to be obtained by FFB or CCBG or any of their respective Subsidiaries in connection with the Merger or the Subsidiary Merger and the other transactions contemplated by this Agreement, and to comply with the terms and conditions of such consent, authorization, order or approval; provided, however, that neither CCBG nor FFB shall be obligated to take any action pursuant to the foregoing if the taking of such action or such compliance or the obtaining of such consent, authorization, order or approval constitutes, or is likely, in the reasonable opinion of CCBG, to result in the imposition of, or the compliance with, a Burdensome Condition (as defined in Section 7.2(g) below).
     6.5. Advice of Changes. FFB shall promptly advise CCBG of any change or event having a Material Adverse Effect on FFB or which FFB believes would or would be reasonably likely to cause or constitute a material breach of any of its representations, warranties or covenants contained herein. From time to time prior to the Effective Time (and on the date prior to the Closing Date), FFB will promptly supplement or amend the FFB Disclosure Schedule delivered to CCBG in connection with the execution of this Agreement to reflect any matter which, if existing, occurring or known at the date of this Agreement, would have been required to be set forth or described in such Disclosure Schedule or which is necessary to correct any information in such Disclosure Schedule which has been rendered inaccurate thereby. No supplement or amendment to the FFB Disclosure Schedule shall have any effect for the purpose of determining satisfaction of the conditions set forth in Section 7.2(a) hereof or the compliance by FFB with the covenants and agreements made by it herein.
     6.6. Current Information. During the period from the date of this Agreement to the Effective Time, FFB will make available one or more of its designated representatives to confer on a regular and frequent basis (not less than monthly) with representatives of CCBG and to report the general status of the ongoing operations of FFB and its Subsidiaries. As soon as reasonably available, each month FFB will deliver to CCBG its monthly Board report which will include financial information and major activities of FFB. FFB will promptly notify CCBG of any material change in the normal course of business or in the operation of the properties of FFB or any of its Subsidiaries and of any governmental complaints, investigations or hearings (or communications indicating that the same may be contemplated), or the institution or the threat of significant litigation involving FFB or any of its Subsidiaries, and will keep CCBG fully informed of such events.
     6.7. Employee Benefit Plans; Severance and Retention Plans.
     (a) CCBG agrees to use its best efforts to provide to all eligible employees of FFSB who remain employees of CCB following the Subsidiary Merger ("Continuing Employees") employee welfare and pension benefits substantially equivalent (in the aggregate) to those uniformly provided to employees of CCB from time to time; provided, however, that CCB shall not be required to give credit to any such Continuing Employees in respect of past service with FFSB prior to the Subsidiary Merger for any purposes under any employee benefit plan or arrangement of CCB, except for purposes of eligibility and participation (but not for purposes of vesting or benefit accrual) in CCB's pension and flexible benefits plans and for purposes of determining vacation benefits under CCB's vacation plan. CCBG shall use its best efforts to ensure that any Continuing Employees and their eligible dependents who have coverage under FFSB's existing medical plan will not be subject to any preexisting condition requirement under CCB's medical insurance plan, except to the extent that such Continuing Employees and eligible dependents are currently subject to any such preexisting condition.
     (b) CCBG shall honor, or shall cause the Surviving Corporation to honor, the Employment Agreements ("Employment Agreements") among FFB, FFSB and each of Earlene U. Wheeler, G. Matthew Brown and Leonard R. Herndon (such persons referred to herein as "Covered Employees"), in accordance with their terms, provided that nothing herein shall preclude the termination of any Covered Employee at or after the Effective Time. The provisions of this Section 6.7(b) are intended to be for the benefit of, and shall be enforceable by, the Covered Employees and his or her heirs and representatives.
     (c) CCBG agrees to honor the terms of any severance and retention plans of FFB as described in the FFB Disclosure Schedule. The provisions of this Section 6.7(c) are intended to be for the benefit of, and shall be enforceable by, each participant in such severance and retention plan.
     (d) Upon the merger of FFB's defined benefit pension plan and 401(k) defined contribution plan (the "FFB Retirement Plans") into CCBG's retirement plans, the aggregate accrued benefit immediately following the merger of such plans of each participant in the CCBG retirement plans who was an employee of FFB or its subsidiaries shall be no less than the aggregate accrued benefit of each such participant in the FFB Retirement Plans immediately prior to the merger of such plans. The provisions of this Section 6.7(d) are intended to be for the benefit of, and shall be enforceable by, each participant in the FFB Retirement Plans.
     6.8. Indemnification, Insurance.
     (a) Following the Effective Time, CCBG shall indemnify, defend and hold harmless each person who is or was prior to Effective Time a director, officer, employee or agent of FFB or its Subsidiaries (each, an "Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions occurring on or prior to the Effective Time (including, without limitation, the transactions contemplated by this Agreement) to the full extent provided under Florida law and the Articles of Incorporation and Bylaws of FFB as in effect on the date hereof, including provisions relating to advances of expenses incurred in the defense of any action or suit, to the extent any such provisions are, at the time indemnification pursuant to this Section 6.8(a) is sought, permitted under Florida law. Any Indemnified Party wishing to claim indemnification under this Section 6.8, upon learning of any such claim, action, suit, proceeding or investigation, shall notify CCBG thereof, provided that the failure to so notify shall not affect the obligations of CCBG under this Section 6.8 except to the extent such failure to notify materially prejudices CCBG. CCBG's obligations under this Section 6.8(a) shall continue in full force and effect for a period of four (4) years from the Effective Time; provided, however, that all rights to indemnification in respect of any claim (a "Claim") asserted or made within such period shall continue until the final disposition of such Claim.
     (b) In connection with its indemnification obligations hereunder, CCBG shall have the right to assume the defense of any Claim and upon such assumption CCBG shall not be liable to any Indemnified Party for any legal expenses of other counsel or any other expenses subsequently incurred by any Indemnified Party in connection with the defense thereof, except that if CCBG elects not to assume such defense or counsel for the Indemnified Parties reasonably advises the Indemnified Parties that there are issues which raise conflicts of interests between CCBG and the Indemnified Parties, the Indemnified Parties may retain counsel reasonably satisfactory to them after consultation with CCBG, and CCBG shall pay the reasonable fees and expenses of such counsel for the Indemnified Parties. CCBG shall be obligated pursuant to this paragraph to pay for only one firm of counsel for all Indemnified Parties. CCBG shall not be liable for any settlement effected without its prior written consent (which consent shall not be unreasonably withheld).
     (c) CCBG shall maintain FFB's existing directors and officers liability insurance policy (or a policy providing coverage on substantially the same terms and conditions) for acts or omissions occurring prior to the Effective Time by persons who are currently covered by such insurance policy maintained by FFB for a period of two years following the Effective Time, provided, however, that CCBG shall not be obligated to pay premiums to maintain such insurance, on a per annum basis, in excess of 125% of the amount of annual premiums paid as of the date of renewal of such insurance coverage. If the annual premiums of such insurance would exceed such amount, CCBG shall use its best efforts to provide such level of insurance having the coverage described above as can be obtained for an annual premium equal to such maximum amount.
     (d) The provisions of this Section 6.8 are intended to be for the benefit of, and shall be enforceable by, each Indemnified Party and his or her heirs and representatives.
     6.9. Subsequent Interim and Annual Financial Statements. As soon as reasonably available, but in no event more than forty-five (45) days after the end of each fiscal quarter ending after the date of this Agreement, FFB will deliver to CCBG its Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act. As soon as reasonably available, but in no event later than December 31, 1995, FFB will deliver to CCBG its Annual Report on Form 10-K as filed with the SEC under the Exchange Act for the fiscal year ended September 30, 1995.
     6.10. Additional Agreements. In case at any time after the Effective Time any further action is necessary or desirable to carry out the purposes of this Agreement or the Bank Merger Agreement, or to vest the Surviving Corporation or CCB with full title to all properties, assets, rights, approvals, immunities and franchises of any of the parties to the Merger or the Subsidiary Merger, the proper officers and directors of each party to this Agreement and their respective Subsidiaries shall take all such necessary action as may be reasonably requested by, and at the sole expense of, CCBG.
     6.11. Certain Revaluations, Changes and Adjustments. On the business day prior to the Effective Time, FFB shall, consistent with GAAP, make such additional accounting entries, accruals and adjustments as may be requested by CCBG to conform FFB's accounting practices and methods to those of CCBG (as such practices and methods are to be applied to FFB from and after the Closing Date) and CCBG's plan with respect to the conduct of FFB's business following the Merger and otherwise to reflect Merger-related expenses and costs incurred by FFB; provided, however, that FFB shall not be obligated to take any such action pursuant to this Section 6.11 unless and until (i) CCBG specifies its request in a writing delivered to FFB, and acknowledges that all conditions to the obligations of CCBG and Merger Sub to consummate the Merger set forth in Sections 7.1 and 7.2 (other than the expiration of any required statutory waiting periods) have been waived (if available) or satisfied and (ii) FFB acknowledges that all conditions to the obligation of FFB to consummate the Merger set forth in Sections 7.1 and 7.3 hereof (other than the expiration of any required statutory waiting periods) have been waived (if available) or satisfied. FFB shall not be required to take any action pursuant to this Section 6.11 that is not consistent with GAAP or any requirement applicable to FFB or FFSB by any bank regulatory agency. The representations, warranties and covenants of FFB contained in this Agreement shall not be deemed to be untrue or breached in any respect for any purpose as a consequence of any action undertaken on account of this
Section 6.11 and the actions taken pursuant to this Section 6.11 shall not constitute grounds for termination of the Agreement by CCBG.
     6.12. Execution and Authorization of Bank Merger Agreement. As soon as reasonably practicable after the date of this Agreement, (a) CCBG shall
(i) cause the Board of Directors of CCB to approve the Bank Merger Agreement, (ii) cause CCB to execute and deliver the Bank Merger Agreement, and (iii) approve the Bank Merger Agreement as the sole stockholder of CCB, and (b) FFB shall (i) cause the Board of Directors of FFSB to approve the Bank Merger Agreement, (ii) cause FFSB to execute and deliver the Bank Merger Agreement, and (iii) approve the Bank Merger Agreement as the sole stockholder of FFSB. The Bank Merger Agreement shall contain terms that are normal and customary in light of the transactions contemplated hereby and such additional terms as are necessary to carry out the purposes of this Agreement.
     6.13. Resignations. FFB shall use its reasonable best efforts to cause its directors to deliver to CCBG at or prior to the Effective Time duly signed resignations which shall be effective as of the Effective Time.
     6.14. Merger Sub. CCBG shall cause Merger Sub to be duly organized as a wholly owned subsidiary of CCBG and to execute and deliver this Agreement and take all necessary action to complete the transactions contemplated hereby, subject to the terms and conditions hereof.
     6.15. Advisory Board. CCBG shall designate the Board of Directors and the advisory board of directors of FFB as an advisory board of directors of the CCB for at least one year after the Effective Time.
     6.16 Dissenters' Rights Process. FFB will give to CCBG prompt notice of any written objections or exercises of dissenters' rights received by FFB from any stockholder with respect to the Merger. CCBG will have the right to participate in all appraisal negotiations and proceedings. FFB will not make any payment with respect to, or settle or offer to settle any exercise of, dissenters' rights without CCBG's prior written consent (which shall not be unreasonably withheld).

ARTICLE VII.
CONDITIONS PRECEDENT

     7.1. Conditions to Each Party's Obligation to Effect the Merger. The respective obligation of each party to effect the Merger shall be subject to the satisfaction at or prior to the Effective Time of the following conditions:
     (a) Stockholder Approval. This Agreement shall have been approved and adopted by the affirmative vote of the holders of at least a majority of the outstanding shares of FFB Common Stock.
     (b) Other Approvals. All regulatory approvals required to consummate the transactions contemplated by this Agreement and the Bank Merger Agreement (including without limitation, the Merger and the Subsidiary Merger) shall have been obtained and shall remain in full force and effect and all statutory waiting periods in respect thereof shall have expired (all such approvals and the expiration of all such waiting periods being referred to herein as the "Requisite Regulatory Approvals").
     (c) No Injunctions or Restraints; Illegality. No order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition (an "Injunction") preventing the consummation of the Merger, the Subsidiary Merger or any of the other transactions contemplated by this Agreement shall be in effect. No statute, rule, regulation, order, injunction or decree shall have been enacted, entered, promulgated or enforced by any Governmental Entity which prohibits, restricts or makes illegal consummation of the Merger or the Subsidiary Merger.
     7.2. Conditions to Obligations of CCBG and Merger Sub. The obligations of CCBG and Merger Sub to effect the Merger are also subject to the satisfaction or waiver by CCBG at or prior to the Effective Time of the following conditions:
     (a) Representations and Warranties. (i) The representations and warranties of FFB set forth in this Agreement shall be true and correct as of the date of this Agreement and (except to the extent such representations and warranties speak as of an earlier date) as of the Closing Date (as hereafter defined) as though made on and as of the Closing Date, provided, however, that notwithstanding anything herein to the contrary, this Section 7.2(a) shall be deemed to have been satisfied even if such representations or warranties are not true and correct unless the failure of any of the representations and warranties (without regard to the knowledge or materiality qualifications specified in Article III other than in the definition of Material Adverse Effect in Section 3.1(a)) to be so true and correct would have, individually or in the aggregate, a Material Adverse Effect on FFB or materially impair the ability of FFB or FFSB to consummate the transactions contemplated hereby. CCBG shall have received a certificate signed on behalf of FFB by the Chief Executive Officer of FFB to the foregoing effect.
     (b) Performance of Obligations of FFB. FFB shall have performed in all material respects all obligations required to be performed by it under this Agreement at or prior to the Closing Date, and CCBG shall have received a certificate signed on behalf of FFB by the Chief Executive Officer of FFB to such effect.
     (c) Consents Under Agreements. The consent, approval or waiver of each person (other than the Requisite Regulatory Approvals referred to in Section 7.1(b)) whose consent or approval shall be required in order to permit the succession by the Surviving Corporation or CCB pursuant to the Merger or the Subsidiary Merger, as the case may be, to any obligation, right or interest of FFB or any Subsidiary of FFB under any loan or credit agreement, note, mortgage, indenture, lease, license or other agreement or instrument shall have been obtained, except where the failure to obtain such consent, approval or waiver would not so materially adversely affect the economic or business benefits of the transactions contemplated by this Agreement to CCBG as to render inadvisable, in the reasonable judgment of CCBG, the consummation of the Merger.
     (d) No Pending Governmental Actions. No proceeding initiated by any Governmental Entity seeking an Injunction shall be pending.
     (e) Legal Opinion. CCBG shall have received the opinion of counsel to FFB, dated the Closing Date, as to the matters set forth on Exhibit 7.2(e). As to any matter in such opinion which involves matters of fact or matters relating to laws other than Federal securities or banking law, such counsel may rely upon the certificates of officers and directors of FFB and of public officials and opinions of local counsel, reasonably acceptable to CCBG, provided a copy of such reliance opinion shall be attached as an exhibit to the opinion of such counsel.
     (f) Accountant's Letter. FFB shall have caused to be delivered to CCBG letters from Hacker, Johnson, Cohen & Grieb, independent public accountants with respect to FFB, dated the date on which the Proxy Statement shall have been first sent to stockholders of FFB, and dated the date of the Closing, and addressed to CCBG, with respect to FFB's consolidated financial position and results of operations, which letters shall be based upon agreed upon procedures to be specified by CCBG, which procedures shall be consistent with applicable professional standards for letters delivered by independent accountants in connection with comparable transactions.
     (g) No Burdensome Condition. None of the Requisite Regulatory Approvals shall impose any term, condition or restriction upon CCBG, FFB, the Surviving Corporation or any of their respective Subsidiaries that CCBG, in good faith, reasonably determines would so materially adversely affect the economic or business benefits of the transactions contemplated by this Agreement to CCBG as to render inadvisable in the reasonable good faith judgment of CCBG the consummation of the Merger (a "Burdensome Condition").
     (h)   Financial Condition.  As of the Effective Time, FFB shall have
(a) consolidated stockholders' equity of not less than $14,900,000, exclusive of (i) Transaction Costs not in excess of $500,000, (ii) any accruals, reserves or expenses required by Section 6.11 of this Agreement and (iii) the cost of any special deposit insurance premium assessed by the FDIC with respect to the recapitalization of the SAIF, and (b) an Allowance of not less than the greater of $1,427,000 or .8% of gross loans including loans held for sale.
     (i) Voting Agreements. CCBG shall have received on the date of this Agreement a written agreement from each executive officer or director of FFB or FFSB to vote his or her shares of FFB Common Stock in favor of the Merger in the form attached hereto as Exhibit 7.2(j).
     (j) Dissenting Shares. The number of shares of FFB Common Stock the holders of which shall have perfected their dissenter's rights under
Section 607.1320 of the BCA shall not exceed 10% of the number of shares of FFB Common Stock issued and outstanding immediately prior to the Effective Time.
     7.3. Conditions to Obligations of FFB. The obligation of FFB to effect the Merger is also subject to the satisfaction or waiver by FFB at or prior to the Effective Time of the following conditions:
     (a) Representations and Warranties. The representations and warranties of CCBG set forth in this Agreement shall be true and correct as of the date of this Agreement and (except to the extent such representations and warranties speak as of an earlier date) as of the Closing Date as though made on and as of the Closing Date; provided, however, that for purposes of determining the satisfaction of this condition, such representations and warranties shall be deemed to be true and correct unless the failure or failures of such representations and warranties to be so true and correct, individually or in the aggregate, will materially impair the ability of CCBG, Merger Sub or CCB to consummate the transactions contemplated hereby. FFB shall have received a certificate signed on behalf of CCBG by the Chief Executive Officer and the Chief Financial Officer (or other executive officers reasonably acceptable to FFB) of CCBG to the foregoing effect.
     (b) Performance of Obligations of CCBG. CCBG shall have performed in all material respects all obligations required to be performed by it under this Agreement at or prior to the Closing Date, and FFB shall have received a certificate signed on behalf of CCBG by the Chief Executive Officer and the Chief Financial Officer (or other executive officers reasonably acceptable to FFB) of CCBG to such effect.
     (c) No Pending Governmental Actions. No proceeding initiated by any Governmental Entity seeking an Injunction shall be pending.
     (d) Legal Opinion. FFB shall have received the opinion of Gunster, Yoakley, Valdes-Fauli & Stewart, P.A., dated the Closing Date, as to the matters set forth on Exhibit 7.3(d). As to any matter in such opinion which involves matters of fact or matters relating to laws other than Federal securities law or Florida law, such counsel may rely upon the certificates of officers and directors of CCBG and of public officials.
ARTICLE VIII.
TERMINATION AND AMENDMENT

     8.1. Termination. This Agreement may be terminated at any time prior to the Effective Time, whether before or after approval of the matters presented in connection with the Merger by the stockholders of FFB:
     (a)  by mutual consent of FFB and CCBG in a written instrument;
     (b) by either CCBG or FFB upon written notice to the other party if any Requisite Regulatory Approval is denied or is approved in a manner which does not satisfy the requirements of Section 7.2(g), and the time period for appeals and requests for reconsideration has expired;
     (c) by either CCBG or FFB if the Merger shall not have been consummated on or before November 30, 1996, unless the failure of the Effective Time to occur by such date shall be due to the failure of the party seeking to terminate this Agreement to perform or observe the covenants and agreements of such party set forth herein;
     (d) by either CCBG or FFB (provided that FFB shall not be entitled to terminate this Agreement pursuant to this paragraph (d) if it shall be in material breach of any of its obligations under Section 6.3) if the approval of the stockholders of FFB required for the consummation of the Merger shall not have been obtained by reason of the failure to obtain the required vote at a duly held meeting of such stockholders or at any adjournment or postponement thereof;
     (e) by either CCBG or FFB (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained herein) if there shall have been a material breach of any of the representations or warranties set forth in this Agreement on the part of the other party, which breach is not cured within 30 (thirty) days following written notice to the party committing such breach, or which breach, by its nature, cannot be cured prior to the Closing, unless such breach is waived by the non-breaching party; provided, however, that neither party shall have the right to terminate this Agreement pursuant to this Section 8.1(e) unless the breach of representation or warranty, together with all other such breaches, would entitle the party receiving such representation not to consummate the transactions contemplated hereby under Section 7.2(a) (in the case of a breach of representation or warranty by FFB) or Section 7.3(a) (in the case of a breach of representation or warranty by CCBG);
     (f) by either CCBG or FFB (provided that the terminating party is not then in material breach of any representation, warranty, covenant or other agreement contained herein) if there shall have been a material breach of any of the covenants or agreements set forth in this Agreement on the part of the other party, which breach shall not have been cured within 30 (thirty) days following receipt by the breaching party of written notice of such breach from the other party hereto; or
     (g) by the Board of Directors of CCBG, at any time prior to the seventh business day after execution of this Agreement in the event that
(i) the review by CCBG during such period of time in the areas of environmental issues, auditor's work papers, tax returns and tax reporting positions, employee benefit plan funding and compliance and employee qualifications and availability causes the Board of Directors of CCBG to determine, in its good faith judgment, that a fact or circumstance exists or is reasonably likely to exist or result which materially and adversely impacts the economic benefits to CCBG anticipated to be realized by CCBG with respect to such areas so as to render inadvisable the consummation of the Merger, or (ii) CCBG determines during such time period in its reasonable good faith judgment that the allowance for credit losses established by FFSB as of September 30, 1995 is inadequate by more than 25% of the September 30, 1995 allowance established by FFSB based upon loan grading and reserve methodologies utilized by CCB, or FFSB's credit administration practices vary materially from accepted industry standards such that they are either inadequate to reasonably achieve their intended function or to permit a reasonably accurate assessment of the level of risk inherent in FFSB's credit portfolio.
     8.2. Effect of Termination; Expenses. In the event of termination of this Agreement by either CCBG or FFB as provided in Section 8.1 this Agreement shall forthwith become void and have no effect except (i) the last sentence of Section 6.2 and Sections 9.2 and 9.3 shall survive any termination of this Agreement, and (ii) that notwithstanding anything to the contrary contained in this Agreement, no party shall be relieved or released from any liabilities or damages arising out of its willful breach of any provision of this Agreement.
     8.3. Amendment. Subject to compliance with applicable law, this Agreement may be amended by the parties hereto, by action taken or authorized by their respective Board of Directors, at any time before or after approval of the matters presented in connection with the Merger by the stockholders of FFB; provided, however, that after any approval of the transactions contemplated by this Agreement by FFB's stockholders, there may not be, without further approval of such stockholders, any amendment of this Agreement which reduces the amount or changes the form of the consideration to be delivered to FFB's stockholders or the holders of FFB Options hereunder. This Agreement may not be amended except by an instru ment in writing signed on behalf of each of the parties hereto.
     8.4. Execution; Waiver. At any time prior to the Effective Time, the parties hereto, by action taken or authorized by their respective Board of Directors, may, to the extent legally allowed, (a) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (c) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in a written instrument signed on behalf of such party, but such extension or waiver or failure to insist on strict compliance with an obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure.

ARTICLE IX.
GENERAL PROVISIONS

     9.1. Closing. Subject to the terms and conditions of this Agreement, the closing of the Merger (the "Closing") will take place at 10:00 a.m. on a date to be specified by the parties, which shall be the first day which is (a) the first business day of a month and (b) at least two (2) business days after the satisfaction or waiver (subject to applicable law) of the latest to occur of the conditions set forth in Article VII hereof, other than any such conditions relating to the delivery of opinions or officers' certificates (the "Closing Date"), at the offices of CCBG unless another time, date or place is agreed to in writing by the parties hereto.
     9.2. Nonsurvival of Representations, Warranties and Agreements. None of the representations, warranties, covenants and agreements in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Effective Time, except for those covenants and agreements contained herein and therein which by their terms apply in whole or in part after the Effective Time.
     9.3. Expenses. All costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expense provided, however, that in the event that, following the public announcement of a takeover proposal (as defined in Section 5.1(e) hereof), (x) FFB's stockholders fail to approve the Merger at a duly held meeting of such stockholders or at any adjournment or postponement thereof or (y) FFB fails to duly hold a meeting of its stockholders for the purpose of voting on the Merger, then FFB will promptly reimburse CCBG and its Subsidiaries out-of-pocket costs and expenses (documented with reasonable specificity) incurred by CCBG or any of its Subsidiaries in connection with entering into this Agreement and carrying out any and all acts contemplated hereunder up to a maximum amount of $200,000 and shall also promptly pay to CCBG a termination fee of $1,000,000. The foregoing $1,000,000 termination fee will not be payable in the event CCBG terminates this Agreement pursuant to Section 8.1(g).
     9.4. Notices. All notices and other communications hereunder shall be in writing and shall be deemed given if delivered personally, telecopied (with confirmation), mailed by registered or certified mail (return receipt requested) or delivered by an express courier (with confirmation) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice):
     (a)  if to CCBG, to:

          Capital City Bank Group, Inc.
          217 North Monroe Street
          Tallahassee, FL  32301
          Fax: (904) 878-9121
          Attn: William G. Smith, Jr., President


          with a copy to:

          Macfarlane, Ausley, Ferguson
            & McMullen
          227 South Calhoun Street
          P.O. Box 391 (32302)
          Tallahassee, FL 32301
          Fax: (904) 222-7560
          Attn: DuBose Ausley, Esq.
                Timothy B. Elliott, Esq.

          and with a copy to:

          Gunster, Yoakley, Valdes-Fauli & Stewart, P.A.
          Phillips Point, Suite 500 East
          777 South Flagler Drive
          P.O. Box 4587 (33402-4587)
          West Palm Beach, FL 33401-6194
          Fax: (407) 655-5677
          Attn: Jeffrey A. Stoops, Esq.

     (b)  if to FFB, to:

          First Financial Bancorp, Inc.
          115 West Green Street
          Perry, Florida 32347
          Fax: (904) 386-6493
          Attn: Earlene U. Wheeler, President
          First Financial Bancorp, Inc.
          115 West Green Street
          Perry, Florida 32347

          G. Matthew Brown
          First Federal Bank Building
          1301 Metropolitan Blvd.
          Tallahassee, Florida 32308


     9.5. Interpretation.     When a reference is made in this Agreement to
Sections, Exhibits or Schedules, such reference shall be to a Section of or Exhibit or Schedule to this Agreement unless otherwise indicated.
     9.6. Counterparts. This Agreement may be executed in counterparts, all of which shall be considered one and the same agreement and shall become effective when counterparts have been signed by each of the parties and delivered to the other parties, it being understood that all parties need not sign the same counterpart.
     9.7. Entire Agreement.   This Agreement (including the documents and
the instruments referred to herein) constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof, other than the Confidentiality Agreement.
     9.8. Governing Law. This Agreement shall be governed and construed in accordance with the laws of the State of Florida, without regard to any applicable conflicts of law.
     9.9. Severability. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.
     9.10. Publicity. Prior to the public dissemination of any press release or other public disclosure of information about this Agreement, the Merger or any other transaction contemplated hereby, the parties to this Agreement shall mutually agree as to the form and substance of such release or disclosure; provided, however, that nothing in this Section 9.10 shall be deemed to prohibit any party from making disclosure which its counsel deems necessary or advisable in order to satisfy such party's obligations under applicable law.
     9.11. Assignment; No Third Party Beneficiaries. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other parties. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and assigns. Except as otherwise expressly provided herein, this Agreement (including the documents and instruments referred to herein) is not intended to confer upon any person other than the parties hereto any rights or remedies hereunder.
     9.12. Alternative Structure. Notwithstanding anything to the contrary contained in this Agreement, prior to the Effective Time, CCBG shall be entitled to revise the structure of the Merger and related transactions provided that each of the transactions comprising such revised structure shall (i) not change the amount or form of consideration to be received by the stockholders of FFB and the holders of FFB Options, (ii) be capable of consummation in as timely a manner as the structure contemplated herein and
(iii) not otherwise be prejudicial to the interests of the stockholders of FFB. This Agreement and any related documents shall be appropriately amended in order to reflect any such revised structure.
     IN WITNESS WHEREOF, CCBG, Merger Sub and FFB have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first above written.
                              CAPITAL CITY BANK GROUP, INC.


                              By   ______________________________
                                   Name:  William G. Smith, Jr.
                                   Title: President
Attest:
______________________________
Name:


                              FIRST FINANCIAL BANCORP, INC.


                              By   ______________________________
                                   Name:  Earlene U. Wheeler
                                   Title: President and Chief
Executive Officer



Attest:

______________________________
Name:


                              MERGER SUB [TO BE COMPLETED]

                              By   ______________________________
                                   Name:
                                   Title:

Attest:

______________________________
Name:

H:\DATA\slw\CCBG\Dec6.AGT