Form 10-Q
period 1996-03-31
CAPITAL CITY BANK GROUP INC
filed 1996-05-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
 March 31, 1996                              Commission File Number  0-13358



CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)



         Florida                                         59 2273542
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida                       32301
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

Yes __X___ No _____


At April 30, 1996, 2,862,290 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.



I N D E X



PART I. FINANCIAL INFORMATION                                    PAGE NUMBER


Consolidated Statements of Condition --
March 31, 1996 and December 31, 1995                                  3

Consolidated Statements of Income --
Three Months Ended March 31, 1996                                     4
and 1995

Consolidated Statements of Cash Flows --
Three Months Ended March 31, 1996
and 1995                                                              5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         9



PART II. OTHER INFORMATION


Index to Exhibits                                                    16

Signatures                                                           16

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
(Dollars In Thousands, Except Per Share Amounts)

                                              March 31,            December 31,
                                                1996                   1995
                                             (Unaudited)            (Audited)
ASSETS

Cash and Due From Banks                         $54,502              $61,613
Federal Funds Sold                               28,950               41,150
Interest Bearing Deposits in Other Banks          1,978                  300
Investment Securities Available-for-Sale        211,513              230,747

Loans                                           466,303              447,779
  Unearned Interest                              (3,513)              (3,806)
  Allowance for Loan Losses                      (6,429)              (6,474)
     Loans, Net                                 456,361              437,499

Premises and Equipment                           26,580               26,240
Accrued Interest Receivable                       7,312                7,339
Intangibles                                       1,068                1,129
Other Assets                                      7,974                7,642

       Total Assets                            $796,238             $813,659

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                  171,135              168,566
  Interest Bearing Deposits                     506,027              531,013
     Total Deposits                             677,162              699,579

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                    26,060               17,367
Other Short-Term Borrowings                       1,827                2,400
Long-Term Debt                                    1,954                1,982
Other Liabilities                                 6,939               11,173
       Total Liabilities                        713,942              732,501

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 4,000,000 shares
  authorized; 2,862,287 issued and outstanding at
  March 31, 1996 and 2,853,716 issued and
  outstanding at December 31, 1995                   29                   29
Additional Paid In Capital                        4,162                3,913
Retained Earnings                                78,042               76,248
Net Unrealized Gain (Loss) on Available-
  for-Sale Securities                                63                  968
        Total Shareholders' Equity               82,296               81,158
        Total Liabilities and
          Shareholders' Equity                 $796,238             $813,659
Book Value Per Share                           $  28.75             $  28.44

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED MARCH 31
(Dollars in Thousands, Except Per Share Amounts)

                                                  1996                1995
                                                Unaudited           Unaudited

INTEREST INCOME

Interest and Fees on Loans                      $10,675              $ 9,737
Investment Securities:
     U. S. Treasury                               1,044                1,087
     U. S. Government Agencies/Corp.              1,011                  556
     States and Political Subdivisions              904                  839
     Other Securities                                69                   67
Funds Sold                                          458                  478
          Total Interest Income                 $14,161              $12,764

INTEREST EXPENSE

  Deposits                                        4,770                4,205
  Federal Funds Purchased & Securities
    Sold Under Repurchase Agreements                283                  225
  Other Short-Term Borrowings                        12                   12
  Long-Term Debt                                     30                    -
          Total Interest Expense                  5,095                4,442

Net Interest Income                               9,066                8,322
Provision for Loan Losses                           261                  274
  Net Interest Income After Provision for
  Loan Losses                                     8,805                8,048

NONINTEREST INCOME

 Service Charges on Deposit Accounts              1,519                1,323
 Data Processing                                    667                  606
 Income from Fiduciary Activities                   288                  337
 Securities Transactions                             12                    -
 Other                                            1,072                1,088
      Total Noninterest Income                    3,558                3,354

NONINTEREST EXPENSE

  Salaries and Employee Benefits                  4,785                4,443
  Occupancy, Net                                    617                  591
  Furniture and Equipment                           891                  840
  Other                                           2,485                2,486
      Total Noninterest Expense                   8,778                8,360

Income Before Income Taxes                        3,585                3,042
Income Tax Expense                                1,018                  854
NET INCOME                                      $ 2,567              $ 2,188

Net Income Per Share                            $   .90              $   .77

Cash Dividends Per Share                        $   .27              $    --

Average Shares Outstanding                    2,859,980            2,851,821

CAPITAL CITY BANK GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31
(Dollars in Thousands)

                                                1996            1995
                                             (Unaudited)     (Unaudited)

NET INCOME                                    $  2,567        $  2,188

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                        261             274
  Depreciation                                     609             583
  Net Amortization (Accretion)-AFS Securities      303             341
  Amortization of Intangible Assets                 61              67
  Non-Cash Compensation                             90              72
  Net (Increase) Decrease in Interest
    Receivable                                      27            (588)
  Net (Increase) Decrease in Other Assets         (331)          1,637
  Net Increase (Decrease) in Other
    Liabilities                                 (1,814)          1,045
Net Cash From Operating Activities               1,773           5,619

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities-HTM                        -           7,357
  Proceeds from Payments/Maturities of
    Investment Securities-AFS                   36,084           2,825
  Purchase of Investment Securities-HTM              -          (5,587)
  Purchase of Investment Securities-AFS        (17,965)         (2,442)
  Net (Increase) Decrease in Loans             (19,124)         (1,327)
  Purchase of Premises & Equipment                (949)         (1,411)
  Sales of Premises & Equipment                      -              12
Net Cash from Investing Activities              (1,954)           (573)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits           (22,417)         20,439
 Net Increase (Decrease) in Federal
   Funds Purchased                               8,693          10,742
 Net Increase (Decrease) in Other Short-Term
   Borrowings                                     (574)            455
 Repayment of Long-Term Debt                       (27)              -
 Dividends Paid                                 (3,313)         (2,277)
 Issuance of Common Stock                          186              30
Net Cash From Financing Activities             (17,452)         29,389

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (17,633)         34,435
Cash and Cash Equivalents at Beginning of
  Period                                       103,063          89,067
Cash and Cash Equivalents at End of Period    $ 85,430        $123,502

Supplemental Disclosure:
  Interest Paid                               $  6,237        $  4,163
  Taxes Paid                                         -               -

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

     In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

     The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1995 Annual Report and Form 10K. The Company has not changed its accounting and reporting policies from those disclosed in its 1995 Annual Report or Form 10K.

(2) INVESTMENT SECURITIES

The carrying value and related market value/amortized cost of investment securities in the available-for-sale portfolios at March 31, 1996 and December 31, 1995 were as follows (dollars in thousands):


                                              March 31, 1996
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost        Gains       Losses     Value

U. S. Treasury                    $ 62,712    $  281       $   45    $ 62,948
U. S. Government Agencies
  and Corporations                  65,289        57          544      64,802
States and Political Subdivisions   74,582       680          317      74,945
Mortgage Backed Securities           4,872        35           66       4,841
Other Securities                     3,959        18            -       3,977
     Total                        $211,414    $1,071       $  972    $211,513

                                                  December 31, 1995
                                  Amortized  Unrealized  Unrealized   Market
Available For Sale                  Cost       Gains       Losses     Value


U.S. Treasury                     $  72,289  $     470    $     54  $ 72,705
U.S. Government Agencies
  and Corporations                   70,883        264          96    71,051
States and Political
  Subdivisions                       75,986      1,037         143    76,880
Mortgage Backed Securities            5,965         47          26     5,986
Other Securities                      4,107         19           1     4,125
  Total                           $ 229,230  $   1,837    $    320  $230,747


(3) LOANS

The composition of the Company's loan portfolio at March 31, 1996 and December 31, 1995 was as follows (dollars in thousands):


                                         1996               1995

Commercial, Financial
  and Agricultural                     $ 55,874           $ 46,149
Real Estate-Construction                 27,081             28,391
Real Estate-Mortgage                    268,139            259,503
Consumer                                115,209            113,736
   Gross Loans                         $466,303           $447,779


(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month period ended March 31, 1996 and 1995, is as follows (dollars in thousands):


                                          1996                1995

Balance, Beginning of the Period       $ 6,474            $  7,551
Provision for Loan Losses                  261                 274
Recoveries on Loans Previously
  Charged-Off                              104                 183
Loans Charged-Off                         (410)               (288)
Balance, End of Period                 $ 6,429            $  7,720

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands).


                                        1996                        1995
Impaired Loans:                      Valuation                    Valuation
                                 Balance   Allowance       Balance   Allowance
With Related Credit Allowance   $   133    $      19      $    946     $   334
Without Related Credit Allowance  1,642            -      $  1,962     $    --
Average Recorded Investment
   for the Period                 2,166            *      $  3,282     $     *

Interest Income:
     Recognized                 $    12                   $     37
     Collected                  $     7                   $     31

* Not Applicable
__________________________________________________________________________

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.


(5) DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 1996 and December 31, 1995 was as follows (dollars in thousands):

                                     March 31, 1996    December 31, 1995

NOW Accounts                           $ 91,768           $122,517
Money Market Accounts                    80,900             67,942
Savings Deposits                         79,514             78,522
Other Time Deposits                     253,845            262,032
  Total Interest Bearing Deposits      $506,027           $531,013


(6)  RECLASSIFICATION

Pursuant to current state laws, treasury shares are treated as authorized, but unissued. Accordingly, the Company cancelled all existing treasury shares and recorded the cancellation as charges to paid-in capital and retained earnings and a credit to treasury stock. At the time the shares previously recorded as treasury shares were originally issued, (January 1, 1984), the book value per share was $8.57. Upon cancellation of the treasury shares, the book value of $8.57 was used to reduce the capital stock accounts ($.01 per share for common stock and $8.56 per share for additional paid-in-capital), and the difference between $8.57 and the cost per share at which the treasury shares were repurchased was charged to retained earnings. All prior period statements presented herein have been reclassified to reflect the cancellation of treasury shares and to conform with current period presentation.

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

RESULTS OF OPERATIONS

Net Income

Net income was $2.6 million, or $.90 per share for the first quarter of 1996, a per share increase of 16.9% over the $2.2 million, or $.77 per share for the comparable period in 1995. Operating revenue, which includes net interest income and noninterest income, increased $948,000, or 8.1%, over the first quarter of 1995, and was the most significant factor contributing to the increase in earnings.

Dollars in thousands):

                                 For The Three Months Ended March 31,
                                       1996                 1995

Interest Income                      $14,161              $12,764
Taxable Equivalent Adjustment(1)         441                  390
Interest Income (FTE)                 14,602               13,154
Interest Expense                       5,095                4,442
Net Interest Income (FTE)              9,507                8,712
Provision for Loan Losses                261                  274
Taxable Equivalent Adjustment            441                  390
Net Int. Inc. After Provision          8,805                8,048
Noninterest Income                     3,558                3,354
Noninterest Expense                    8,778                8,360
Income Before Income Taxes             3,585                3,042
Income Taxes                           1,018                  854
Net Income                           $ 2,567              $ 2,188

Percent Change                         17.32%               (6.89)%

Return on Average Assets (2)            1.30%                1.20%

Return on Average Equity (2)           12.59%               12.07%

(1) Computed using a statutory tax rate of 34%
(2) Annualized

Net Interest Income

First quarter taxable equivalent net interest income increased $795,000, or 9.1%, over the comparable period for 1995. The increase is attributable to growth in average earning assets, as the net interest margin and interest rate spread were relatively stable for the comparative periods. Further, the first quarter of 1996 included one additional day due to leap year which added approximately $100,000 to net interest income. Table 1 on page 14 provides a comparative analysis of the Company's average balances and interest rates.

Taxable-equivalent interest income increased $1.5 million, or 11.0%, due to growth in the loan and securities portfolios. Loans, which generally represent the Company's highest yielding asset, increased (on average) $29.7 million, or

7.0%, while the securities portfolio increased $21.9 million, 11.1%. The average yield on earning assets increased 15 basis points from 8.17% in the first quarter of 1995 to 8.32% in 1996.

Interest expense increased $653,000, or 14.7%, due to deposit growth and a shift in deposit mix. Average deposits increased $38.1 million, or 6.0%.
Certificates of deposits, which generally represent a higher cost of funds than other deposit offerings, increased as a percent of average deposits from 34.7% in the first quarter of 1995 to 38.3% in the first quarter of 1996, while savings deposits decreased from 15.0% to 11.8%. While rates on transaction accounts and savings declined, the average rate paid on certificates of deposits during the first quarter of 1996 was 5.32%, versus 4.71% for the comparable period in 1995. The higher rate paid on certificates of deposits, coupled with a shift in the mix of deposits, resulted in a 22 basis point increase in the average rate paid on interest bearing liabilities which rose from 3.61% in the first quarter of 1995 to 3.83% in the first quarter of 1996.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.56% in the first quarter of 1995 to 4.49% in the comparable quarter for 1996. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was unchanged at 5.42%. The decrease in the spread reflects the higher costs of funds. The margin of 5.42% is a very favorable margin under current market conditions. Rising interest rates could adversely affect the Company's margin during the second quarter.


Provisions for Loan Losses

The provision for loan losses for the three months ended March 31, 1996, was $261,000 versus $274,000 for the first quarter of 1995. Net charge-offs, while up significantly from 1995, are still at a relatively low level and, as a percent of average loans, are in line with past performance. Relative to year-end, the reserve for loan losses decreased slightly to $6.4 million, and represented 1.4% of total loans. Charge-off activity for the respective periods is set forth below.

                                                     Three Months Ended
                                                   1996                1995

Net Charge-Offs                                 $306,000           $105,000

Net Charge-Offs (Annualized) as a percent
  of Average Loans Outstanding, Net of Unearned
  Interest                                          .28%               .10%

Noninterest Income

Noninterest income increased $204,000, or 6.1%, over the first quarter of 1995, which included gains in all major categories except income from fiduciary activities. In January 1995, the Company changed its method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change resulted in a one-time adjustment which increased 1995 revenues by $166,000. Although CCTC had a very strong first quarter in 1996, income from fiduciary activities declined as a result of this one-time adjustment recognized in January 1995.

Service charges on deposit accounts increased $196,000, or 14.8%. The increase primarily reflects a higher level of activity subject to service charge assessments and an increased emphasis on collections.

Compared to the first quarter of 1995, there were no significant variation in the "Other" noninterest income category. However, within the category, there were a few variations which deserve mention. Increases in mortgage origination fees of $77,000 and check printing income of $42,000, were offset by decreases in bankcard merchant fees and real estate gains of $74,000 and $82,000, respectively.

Noninterest income as a percent of average earning assets was 2.0% for the first quarter of 1996 versus 2.1% for the comparable quarter in 1995.

Noninterest Expense

Noninterest expense in the first quarter of 1996 increased $418,000, or 5.0%, over the first quarter of 1995. Compensation and occupancy expense were the primary factors contributing to the overall increase.

Compensation expense increased $342,000, or 7.7%, reflecting annual raises of less than 4.0%, in aggregate, and an increase in full-time equivalent employees of 9.

Occupancy expense, including premises, furniture, fixtures and equipment increased $77,000, or 5.4%. The increase is primarily attributable to depreciation expense which is up $26,000 and Other FF&E expense which is up $36,000.

Other noninterest expense was unchanged as compared to the first quarter of 1995. Although there was no net change, a reduction in FDIC insurance premiums of approximately $360,000 was offset by increases in legal/professional fees of $202,000, ORE related expense(including losses on the sale of ORE) of $98,000, and courier service expense of $38,000.

Net noninterest expense (noninterest income minus noninterest expense) as a percent of average earning assets was 3.0% in the first quarter of 1996 versus 3.1% for the first quarter of 1995. The Company's efficiency ratio (noninterest expense expressed as a percent of the sum of net interest income plus noninterest income) was 69.5% at March 31, 1996 compared to 71.6% at March 31, 1995. The reduction in the efficiency ratio is attributable to growth in operating revenues.

Income Taxes

The provision for income taxes increased $164,000, or 19.2%, over the first quarter of 1995. The increase in the provision is attributable to higher taxable income. The Company's effective tax rate for the first quarter of 1996 was 28.4% compared to 28.1% for the same quarter in 1995.


FINANCIAL CONDITION

The Company's average assets increased to $791.2 million in the first quarter of 1996 from $735.9 million in the first quarter of 1995. Average earning assets were $705.5 million for the three months ended March 31, 1996 versus $652.3 million for the comparable quarter of 1995. Average loans were up $29.7 million, or 7.0%. Asset growth was funded primarily through an increase in average deposits of $38.1 million, or 6.0%.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities in the Available-for-Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At March 31, 1996, shareholders' equity included a net unrealized gain of $63,000 compared to $968,000 at December 31, 1995. The reduction in value reflects the rise in interest rates during the month of March.

At March 31, 1996, the Company's nonperforming loans were $4.6 million versus $4.7 million at year-end and $5.1 million at March 31, 1995. As a percent of nonperforming loans, the allowance for loan losses represented 182.80% at March 31, 1996 versus 138.27% at December 31, 1995 and 156.0% at March 31, 1995.
Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.1 million at March 31, 1996, versus $1.0 million at December 31, 1995, and $.7 million at March 31, 1995.

Average deposits increased 6.0% from $635.1 million in the first quarter of 1995, to $673.2 million in the first quarter of 1996. The growth in deposits was primarily driven by deposit promotions which were initiated by the Company during the second and fourth quarters of 1995. As a result of these promotions, certificates of deposits represented $37.3 million, or 97.9%, of the $38.1 million growth in average total deposits. Certificates of deposits, as a percent of average total deposits increased to 38.3% from 34.7% for the comparable quarter in 1995.

The ratio of average noninterest bearing deposits to total deposits was 24.5% for the first quarter of 1996 compared to 24.5% for the first quarter of 1995. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 75.9% and 76.6%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks.

The Company's equity capital was $82.3 million as of March 31, 1996 compared to $81.2 million as of December 31, 1995. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 10.20% at March 31, 1996 and December 31, 1995. Further, the Company's risk-adjusted capital ratio of 19.14% at March 31, 1996, significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its Group banks. At March 31, 1996, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 1996, shareholders' equity increased $1.1 million, or 5.6%, on an annualized basis. Growth in equity during the first quarter was adversely impacted by a reduction of $905,000 in the Company's net unrealized gain on available-for-sale securities, which declined from $968,000 at December 31, 1995 to $63,000 at March 31, 1996. The loss in value reflects the rise in interest rates which occurred primarily during March 1996. Additionally, shareholders' equity was reduced by $773,000 due to the declaration and payment of a $.27 per share dividend during the first quarter. Since its formation, Capital City Bank Group, Inc., has paid dividends on a semi-annual basis. Going forward, management intends to declare and pay dividends on a quarterly versus semi-annual basis.

At March 31, 1996, the Company's common stock had a book value of $28.75 per share compared to $28.44 at December 31, 1995. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 263,580 shares of its common stock, and subsequently reissued 20,624 shares, primarily in
conjunction with associate stock plans.   In the first quarter of 1996, there
were no shares repurchased and 8,571 shares were issued, a majority of which represented performance awards issued in accordance with the Company's Stock Incentive Plan and shares acquired under the Company's Associate Stock Purchase Plan.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)


For Three Months Ended March 31                      1996                                 1995
                                         Average             Average            Average            Average
                                         Balance   Interest    Rate             Balance  Interest    Rate

ASSETS

Loans, Net of Unearned Interest         $452,579    10,710    9.52%           $422,880      9,749    9.35%
Taxable Investment Securities            142,307     2,124    6.00%            128,478      1,710    5.40%
Tax-Exempt Investment Securities          76,053     1,310    6.93%             67,990      1,217    7.26%
Funds Sold                                34,578       458    5.33%             32,909        478    5.89%
   Total Earning Assets                  705,517    14,602    8.32%            652,257     13,154    8.18%
Cash & Due From Banks                     49,772                                51,071
Allowance for Loan Losses                 (6,506)                               (7,646)
Other Assets                              42,411                                40,283
      TOTAL ASSETS                      $791,194                              $735,965

LIABILITIES

NOW Accounts                            $ 99,117    $  432    1.75%           $ 93,424     $  529    2.30%
Money Market Accounts                     72,217       524    2.92%             70,750        541    3.10%
Savings Accounts                          79,219       407    2.07%             95,217        578    2.46%
Other Time Deposits                      257,485     3,407    5.32%            220,230      2,557    4.71%
   Total Interest Bearing Deposits       508,038     4,770    3.78%            479,621      4,205    3.56%
Funds Purchased                           23,986       283    4.75%             18,647        225    4.90%
Other Short-Term Borrowings                1,310        12    3.68%              1,251         12    3.89%
Long-Term Debt                             1,927        30    6.26%                -          -       -
   Total Int. Bearing Liabilities        535,261     5,095    3.83%            499,519      4,442    3.61%
Noninterest Bearing Deposits             165,193                               155,528
Other Liabilities                          8,737                                 7,428
     TOTAL LIABILITIES                   709,191                               662,475

SHAREHOLDERS' EQUITY

Common Stock                                  31                                    31
Surplus                                    5,873                                 5,863
Retained Earnings                         76,099                                67,596
     TOTAL SHAREHOLDERS' EQUITY           82,003                                73,490
     TOTAL LIABILITIES & EQUITY         $791,194                              $735,965

Net Interest Rate Spread                                      4.49%                               4.56%
Net Interest Income                                 $9,507                             $8,712
Net Interest Margin                                           5.42%                                5.42%
<F1>
(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $476,000 and $459,000, for the three months ended March 31, 1996 and 1995, respectively.
<F2>
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

PART II.  OTHER INFORMATION

Items 1-4.

Not applicable

Item 5.  Other Information

At a special meeting of stockholders held on April 25, 1996, First Financial Bancorp, Inc. stockholders' approved the Agreement and Plan of Merger pursuant to which First Financial would be acquired by Capital City Bank Group, Inc. The stockholder approval, in combination with CCBG's recent receipt of all required regulatory approvals which are necessary to consummate the acquisition of First Financial under the terms of the acquisition agreement, completes the actions which are needed to be taken by third parties to permit consummation of the transaction, which remains subject to certain customary closing conditions. The parties have agreed to close the transaction on July 1, 1996 in order to permit a smooth transition for customers of First Federal Bank and Capital City Bank, which will be combined after CCBG's acquisition of First Financial.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    Not applicable

(B) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the period ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


By:___________________________
   J. Kimbrough Davis
   Senior Vice President and
   Chief  Financial  Officer

Date:  May 13, 1996