Form 10-Q
period 1996-06-30
CAPITAL CITY BANK GROUP INC
filed 1996-08-14
CIK 726601

FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
June 30, 1996
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

Yes __X___ No _____


At July 31, 1996, 2,871,553 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

I N D E X

PART I. FINANCIAL INFORMATION                               PAGE NUMBER


Consolidated Statements of Condition --
June 30, 1996 and December 31, 1995                              3

Consolidated Statements of Income --
Three and Six Months Ended June 30, 1996                         4
and 1995

Consolidated Statements of Cash Flows --
Six Months Ended June 30, 1996
and 1995                                                         5

Notes to Consolidated Financial Statements                       6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                   8



PART II. OTHER INFORMATION

Item IV   Submission of Matters to a Vote of Security
          Holders                                              14

Item V    Other Information                                    16

Item VI   Exhibits and Reports on Form 8-K                     16

Signatures                                                     16

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                 CAPITAL CITY BANK GROUP, INC.
                             CONSOLIDATED STATEMENTS OF CONDITION
                          AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

(Dollars In Thousands, Except Per Share Amounts)

                                          June 30, 1996       December 31, 1995
                                             (Unaudited)          (Audited)

ASSETS
Cash and Due From Banks                         $59,639           $ 61,613
Federal Funds Sold                               53,100             41,150
Interest Bearing Deposits in Other Banks          1,982                300
Investment Securities Available-for-Sale        197,351            230,747

Loans                                           469,626            447,779
  Unearned Interest                              (3,076)            (3,806)
  Allowance for Loan Losses                      (6,409)            (6,474)
     Loans, Net                                 460,141            437,499

Premises and Equipment                           26,832             26,240
Accrued Interest Receivable                       6,890              7,339
Intangibles                                       1,011              1,129
Other Assets                                      8,972              7,642

       Total Assets                            $815,918           $813,659

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                 $175,776           $168,566
  Interest Bearing Deposits                     524,264            531,013
     Total Deposits                             700,040            699,579

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                    20,781             17,367
Other Short-Term Borrowings                       1,931              2,400
Long-Term Debt                                    1,927              1,982
Other Liabilities                                 7,829             11,173
       Total Liabilities                        732,508            732,501

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 30,000,000
  shares authorized; 2,862,296 shares
  outstanding at June 30, 1996 and
  2,853,716 outstanding at December 31,
  1995                                               29                29
Additional Paid In Capital                        4,162             3,913
Retained Earnings                                80,052            76,248
Net Unrealized Gain (Loss) on Available-
  for-Sale Securities                              (833)              968
        Total Shareholders' Equity               83,410            81,158
        Total Liabilities and
          Shareholders' Equity                 $815,918          $813,659
Book Value Per Share                           $  29.14          $  28.44

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30

(Dollars in Thousands, Except Per Share Amounts)

                            THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30

                                     1996       1995          1996        1995
INTEREST INCOME

Interest and Fees on Loans          $10,784    $10,062       $21,459   $19,799
Investment Securities:
   U. S. Treasury                       985      1,032         2,029     2,119
   U. S. Government Agencies/Corp.      993        744         2,004     1,300
   States and Political Subdivisions    878        857         1,782     1,696
   Other Securities                      71         61           140       128
Federal Funds Sold                      430        834           888     1,312
       Total Interest Income         14,141     13,590        28,302    26,354

INTEREST EXPENSE

Deposits                              4,593      5,064         9,363     9,269
Fed. Funds Purchased & Securities
   Sold Under Repurchase Agreements     257        303           540       528
Long-Term Borrowings                     29          -            59         -
Other Short-Term Debt                     9         12            21        24
       Total Interest Expense         4,888      5,379         9,983     9,821
Net Interest Income                   9,253      8,211        18,319    16,533
Provision for Loan Losses               262         17           523       291
Net Interest Income After Provision
  for Loan Losses                     8,991      8,194        17,796    16,242

NONINTEREST INCOME

Income from Fiduciary Activities        252        165           540       502
Service Charges on Deposit Accounts   1,630      1,407         3,149     2,730
Data Processing                         845        780         1,512     1,386
Securities Transactions                   4          -            16         -
Other                                 1,095        896         2,167     1,985
       Total Noninterest Income       3,826      3,248         7,384     6,603

NONINTEREST EXPENSE

Salaries and Employee Benefits        4,746      4,464         9,531     8,906
Occupancy, Net                          609        628         1,226     1,219
Furniture and Equipment                 972        790         1,863     1,631
Other                                 2,525      2,571         5,010     5,058
       Total Noninterest Expense      8,852      8,453        17,630    16,814

Income Before Income Tax              3,965      2,989         7,550     6,031
Income Tax Expense                    1,183        828         2,201     1,682

NET INCOME                          $ 2,782    $ 2,161       $ 5,349   $ 4,349

Net Income Per Share                $   .97    $   .75       $  1.87   $  1.52

Cash Dividends Per Share            $   .27    $   .11       $   .54   $   .11

Average Shares Outstanding        2,862,292  2,853,680     2,861,136 2,852,756

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30
(Dollars In Thousands)
                                                1996            1995
                                             (Unaudited)     (Unaudited)
NET INCOME                                    $ 5,349         $ 4,349

Adjustments  to Reconcile Net Income to
 Cash Provided by Operating Activities:
  Provision for Loan Losses                       523             291
  Depreciation                                  1,245           1,188
  Net Amortization (Accretion)                    555             674
  Amortization of Intangible Assets               118             133
  Non-Cash Compensation                            90              72
  Net (Increase) Decrease in Interest
    Receivable                                    449          (1,045)
  Net (Increase) Decrease in Other Assets      (1,330)          1,466
  Net Increase (Decrease) in Other
    Liabilities                                (2,224)          1,332
Net Cash From Operating Activities              4,775           8,460

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities-Held to Maturity          -          20,368
  Proceeds from Payments/Maturities of
    Investment Securities-Available for Sale   55,884           7,435
  Purchase of Investment Securities-Held
    to Maturity                                     -         (25,382)
  Purchase of Investment Securities-
    Available for Sale                        (23,450)        (12,450)
  Net (Increase) Decrease in Loans            (23,166)         (6,315)
  Purchase of Premises & Equipment             (1,841)         (2,585)
  Sales of Premises & Equipment                     4              22
  Net Cash from Investing Activities            7,431         (18,907)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits              461          18,339
 Net Increase (Decrease) in Federal
   Funds Purchased                              3,414           6,288
 Net Increase (Decrease) in Other Borrowed
   Funds                                         (469)            631
 Repayment of Long-Term Debt                      (55)              -
 Dividends Paid                                (4,085)         (2,277)
 Issuance of Common Stock                         186             220
Net Cash From Financing Activities               (548)         23,201

Net Increase (Decrease) in Cash and
  Cash Equivalents                             11,658          12,754
Cash and Cash Equivalents at Beginning of
  Period                                      103,063          89,067
Cash and Cash Equivalents at End of Period  $ 114,721       $ 101,821

Supplemental Disclosure:
    Interest Paid                             $11,366          $8,837
    Taxes Paid                                $ 1,988          $1,542

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and cash flows for the six month period ended June 30, 1996 and 1995.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1995 Annual Report and Form 10K.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at June 30, 1996 and December 31, 1995 were as follows (dollars in thousands):


                                             June 30, 1996
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost        Gains       Losses    Value

U. S. Treasury                  $ 50,694    $   129    $   123     $ 50,700
U. S. Government Agencies
  and Corporations                66,081         13      1,025       65,069
States and Political
  Subdivisions                    73,770        435        603       73,602
Mortgage Backed Securities         4,110         10         93        4,027
Other Securities                   3,959          5         11        3,953
     Total                      $198,614    $   592    $ 1,855     $197,351

                                               December 31, 1995
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses     Value

U.S. Treasury                  $  72,289  $     470    $    54    $ 72,705
U.S. Government Agencies
  and Corporations                70,883        264         96      71,051
States and Political
  Subdivisions                    75,986      1,037        143      76,880
Mortgage Backed Securities         5,965         47         26       5,986
Other Securities                   4,107         19          1       4,125
  Total                        $ 229,230  $   1,837    $   320    $230,747

(3) LOANS

The composition of the Company's loan portfolio at June 30, 1996 and December 31, 1995 was as follows (dollars in thousands):

                                    June 30, 1996     December 31, 1995
Commercial, Financial
  and Agricultural                     $ 50,935           $ 46,149
Real Estate-Construction                 27,673             28,391
Real Estate-Mortgage                    270,190            259,503
Consumer                                120,828            113,736
   Gross Loans                         $469,626           $447,779

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 1996 and 1995, is as follows (dollars in thousands):

                                   June 30, 1996     June 30, 1995

Balance, Beginning of the Period     $  6,474           $  7,551
Provision for Loan Losses                 523                291
Recoveries on Loans Previously
  Charged-Off                             306                297
Loans Charged-Off                         894                795
Balance, End of Period               $  6,409           $  7,344

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Nonaccruing loans at June 30, 1996 were $1.2 million compared to $4.7 million at December 31, 1995.

The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 1996 and December 31, 1995 was as follows (dollars in thousands):

                                     June 30, 1996    December 31, 1995

NOW Accounts                           $110,260           $122,517
Money Market Accounts                    86,605             67,942
Savings Deposits                         77,002             78,522
Other Time Deposits                     250,397            262,032
  Total Interest Bearing Deposits      $524,264           $531,013

(6)  SUBSEQUENT EVENT

On July 1, 1996, Capital City Bank Group, Inc. (the "Company"), consummated its acquisition of First Financial Bancorp, Inc. a Florida corporation ("First Financial"), parent company to First Federal Bank, Tallahassee, Florida. At June 30, 1996, First Financial had assets of approximately $243.7 million, deposits of approximately $205.1 million and stockholders' equity of approximately $15.3 million.

(7)  RECLASSIFICATION

Pursuant to current state laws, treasury shares are treated as authorized, but unissued. Accordingly, the Company canceled all existing treasury shares and recorded the cancellation as charges to paid-in capital and retained earnings and a credit to treasury stock. At the time the shares previously recorded as treasury shares were originally issued, (January 1, 1984), the book value per share was $8.57. Upon cancellation of the treasury shares, the book value of $8.57 was used to reduce the capital stock accounts ($.01 per share for common stock and $8.56 per share for additional paid-in-capital), and the difference between $8.57 and the cost per share at which the treasury shares were repurchased was charged to retained earnings. All prior period statements presented herein have been reclassified to reflect the cancellation of treasury shares and to conform with current period presentation.

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

                             RESULTS OF OPERATIONS
Net Income

Net income was $2.8 million, or $.97 per share for the second quarter of 1996, a per share increase of 29.3% over the $2.2 million, or $.75 per share for the comparable period in 1995. Net income was $5.3 million, or $1.87 per share for the six months ended June 30, 1996, a per share increase of 23.0% over the $4.3 million, or $1.52 per share for comparable period in 1995. Operating revenue, which includes net interest income and noninterest income, increased $2.6 million, or 11.1%, over the first half of 1995, and was the most significant factor contributing to the increase in earnings.

                                   For The Three           For The Six
                                   Months  Ended           Months Ended
                                      June 30,                June 30,
                                  1996       1995          1996    1995

Interest and Dividend Income     $14,141   $13,590        $28,302  $26,354
Taxable Equivalent Adjustment(1)     429       389            870      779
                                  14,570    13,979         29,172   27,133
Interest Expense                   4,888     5,379          9,983    9,821
Net Interest Income (FTE)          9,682     8,600         19,189   17,312
Provision for Loan Losses            262        17            523      291
Taxable Equivalent Adjustment        429       389            870      779
Net Int. Inc. After Provision      8,991     8,194         17,796   16,242
Noninterest Income                 3,826     3,248          7,384    6,603
Noninterest Expense                8,852     8,453         17,630   16,814
Income Before Income Taxes         3,965     2,989          7,550    6,031
Income Taxes                       1,183       828          2,201    1,682

Net Income                       $ 2,782   $ 2,161        $ 5,349  $ 4,349

Percent Change Over Comparable
   Prior Year Period               28.74%    (9.47%)        22.99%   (8.19%)

Return on Average Assets (2)        1.42%     1.13%          1.36%    1.17%

Return on Average Equity (2)       13.33%    11.40%         13.05%   11.73%

(1) Computed using a statutory tax rate of 34%
(2) Annualized

Net Interest Income

Second quarter taxable equivalent net interest income increased $1.1 million or 12.6%, over the comparable quarter in 1995. Taxable equivalent net interest income for the first half of 1996 increased $1.9 million, or 10.8%, over the first half of 1995. The increase in both periods is attributable to an improvement in the Company's net interest margin which has been bolstered by loan growth and a reduction in the cost of funds. Table I on page 13 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 1996, taxable-equivalent interest income increased $591,000, or 4.2%, and $2.0 million, or 7.5%, respectively, over the comparable prior year periods. Interest income has increased due to growth in earning assets and, in particular, loan growth. Loans during the first half of 1996 averaged $458.6 million, representing an increase of $31.6 million, or 7.4%, over the comparable period in 1995, and loans as a percent of average earning assets increased to 65.1% from 63.8%. This shift in the mix lead to a 16 basis point increase in the yield on earning assets during the first six months of 1996 as compared to the comparable prior year period.

Interest expense through the first six months of 1996 has increased
$162,000, or 1.6%, over the first half of 1995. However, second quarter interest expense decreased $491,000 or 9.1%, over the comparable quarter in 1995. The decrease in the second quarter of 1996 is due to lower rates paid on the Company's deposits, including both transaction and time accounts, and repricing of approximately $31.0 million in promotional certificates of deposit which were issued late in the first quarter of 1995. During the second quarter of 1996, the average rate paid on interest bearing liabilities fell to 3.68% from 3.83% in the first quarter of 1996 and 4.12% in the second quarter of 1995.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.29% in the first half of 1995 to 4.57% in the comparable 1996 period. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) increased from 5.21% in the first half of 1995 to 5.47% in the first half of 1996.

Provision for Loan Losses

The provision for loan losses was $262,000 and $523,000, respectively, for the three and six month periods ended June 30, 1996, compared to $17,000 and $291,000 for the comparable periods in 1995. As a result of improving credit quality and continued low net charge-off levels, management discontinued recording a loan loss provision during the second quarter of 1995 and did not resume the provision until the first quarter of 1996. The provision recorded during the first six months of 1996 approximates net charge-offs.
For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition".

As of June 30, 1996, the allowance for loan losses totaled $6.4 million compared to $7.3 million at June 30, 1995. The allowance as a percent of loans, represented 1.37% and 1.72% at the end of each respective period. Although the allowance for the loan losses has declined over the prior year, it is management's opinion, based on the low level of nonperforming loans and net charge-offs, and current economic conditions, that the allowance of $6.4 million, or 1.37% of period-end loans, is sufficient to provide for losses inherent in the loan portfolio at June 30, 1996.

Charge-off activity for the respective periods is set forth below.

                              Three Months Ended          Six Months Ended
                              6/30/96    6/30/95         6/30/96    6/30/95

Net Charge-Offs               $283,000   $393,000        $588,000  $498,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                .24%       .36%            .26%      .23%

Noninterest Income

Noninterest income increased $578,000, or 17.8%, in the second quarter of 1996 versus the comparable quarter for 1995, and $781,000, or 11.8%, for the six months ended June 30, 1996 versus the comparable period for 1995. The increase in noninterest income is attributable to a greater focus on revenue growth and several initiatives undertaken by management, including the implementation of recommendations resulting from a profit enhancement program conducted in 1995. On a prospective basis, fees for deposit services were increased effective July 1, 1996, which will further bolster growth in noninterest revenues.

Service charges on deposit accounts increased $223,000, or 15.8%, and $419,000, or 15.3%, over the comparable three and six month periods for 1995. The increase primarily reflects a higher level of activity subject to service charge assessments and tighter controls over waived fees.

Data processing revenues increased $65,000, or 8.3%, and $126,000, or 9.1%, respectively, over the comparable three and six month periods in 1995. The increase primarily reflects higher revenues associated with processing for third party banks.

In the second quarter of 1996, income from fiduciary services increased $87,000, or 52.7%, as compared to the second quarter of 1995. A price increase, growth in assets under management and the collection of estate fees all contributed to the higher revenues during the second quarter. In January 1995, the Company changed its method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change resulted in a one-time adjustment which inflated CCTC revenues during the first quarter of 1995. Despite the significant increase in revenues during the second quarter, year-to-date revenues are only up $38,000, or 7.6%, as a result of the one-time adjustment recognized during 1995.

Other income increased $199,000, or 22.2%, and $182,000, or 9.2%, respectively, for the three and six month periods ended June 30, 1996 over the comparable prior year periods. Mortgage origination fees increased $68,000 or 43.6% due to higher volume and check printing income increased $46,000, or 34.8%, due to a renegotiation of the contract which went into effect in March 1996. Additionally, other fees and commissions were up $61,000, or 18.9%.

Noninterest income as a percent of average earning assets was 2.1% for the first half of 1996 versus 2.0% for the comparable quarter in 1995.

Noninterest Expense

Noninterest expense increased $399,000, or 4.7%, and $816,000, or 4.9%, respectively, over the comparable three and six month periods in 1995. Through the first six months, compensation expense increased $625,000, or 7.0%, reflecting annual raises and an increase in full-time equivalent employees of 15.

Occupancy expense, including premises, furniture, fixtures and equipment increased $163,000, or 11.5%, and $239,000, or 8.4%, respectively, over the comparable three and six month periods in 1995. The increase is attributable to depreciation, repairs/maintenance and other related expenses which were up over the prior year by $57,000, $102,000 and $79,000, respectively.

Other noninterest expense decreased $48,000, or .9%, during the first six months of 1996. The overall decrease reflects a $720,000 reduction in FDIC insurance premiums. Higher costs associated with legal and professional fees, ORE expenses/losses, fraud losses and courier service offset a significant portion of the favorable reduction in insurance premiums.

Annualized net noninterest expense (noninterest income minus noninterest expense) as a percent of average assets was 2.61% in the first half of 1996 versus 2.74% for the first half of 1995. The decrease in this percentage is attributable to the growth in noninterest income.

Income Taxes

The provision for income taxes increased $355,000, or 42.8%, during the second quarter and $519,000, or 30.9%, during the first six months of 1996. The increase in the provision over the prior year is attributable to higher taxable income. The Company's effective tax rate for the first half of 1996 was 29.2% versus 27.9% for the comparable period in 1995. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income in the first half of 1996 as compared to the first half of 1995.

FINANCIAL CONDITION

The Company's average assets increased to $790.9 million in the first half of 1996 from $751.0 million in the first half of 1995. Average earning assets were $704.7 million for the six months ended June 30, 1996 versus
$669.8 million for the comparable period in 1995.  Average loans were up
$31.6 million, or 7.4%, over the comparable six month period in 1995.
The increase in loans was funded primarily through an increase in average deposits which grew by $25.8 million or 4.0%. Average U.S. Government securities increased $7.3 million, or 5.8%, while average municipal securities increased $6.3 million, or 9.2%. Table I on page 13, presents average balances for the three and six month periods of 1996 and 1995.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities in the Available-for-Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At June 30, 1996, shareholders' equity included a net unrealized loss of $833,000 compared to a gain of $968,000 at December 31, 1995. The reduction in value reflects the rise in interest rates which began late in the first quarter of 1996.

Average loans increased $31.6 million reflecting growth primarily in the catagories of real estate mortgage and consumer loans. Based on the averages for the first half of 1996, loans as a percent of earning assets increased to 65.1% from 63.8% in 1995, which had a favorable impact on the Company's net interest margin. For the second quarter of 1996, this percentage increased further to 66.0%.

At June 30, 1996, the Company's nonperforming loans were $1.2 million versus $4.7 million at year-end 1995. As a percent of nonperforming loans, the allowance for loan losses represented 542.2% at June 30, 1996 versus 126.6% at year-end 1995. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.1 million at June 30, 1996, versus $1.0 million at December 31, 1995. The ratio of nonperforming assets to loans plus other real estate was .48% at June 30, 1996 compared to 1.28% at December 31, 1995.

Average deposits increased to $673.5 million for the first half of 1996, from $647.7 million for the first half of 1995. The growth in deposits was primarily driven by deposit promotions which were initiated by the Company during the second and fourth quarters of 1995. As a result of these promotions, certificates of deposit represented $14.8 million, or 57.4%, of the $25.8 million growth in average total deposits. Certificates of deposit, as a percent of average total deposits, increased to 37.8% for the first half of 1996 from 36.9% for the comparable period in 1995.

The ratio of average noninterest bearing deposits to total deposits was 24.4% for the first half of 1996 and 1995. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 75.9% and 76.3%, respectively.

                              LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the "Available-for-Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25 million revolving line of credit. As of June 30, 1996, there was no debt outstanding under this credit facility. However, on July 1, the Company borrowed $15.0 million to fund the acquisition of First Financial Bancorp, Inc. (See Item V)

The Company's equity capital was $83.4 million as of June 30, 1996, compared to $81.2 million as of December 31, 1995. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 10.1% at June 30, 1996 versus 9.8% at December 31, 1995. Further, the Company's risk-adjusted capital ratio of 18.9% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

In 1996, the Board of Directors converted its dividend payment schedule from semi-annual to quarterly. As of June 30, 1996, the Company had declared and paid two quarterly dividends of $.27 each. State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 1996, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

During the first six months of 1996, shareholders' equity increased $2.3 million, or 5.5%, on an annualized basis. The net increase in shareholders' equity reflects net income of $5.3 million, dividends of $1.6 million and a shift in the Company's unrealized gain(loss) on available-for-sale securities from a gain of $968,000 at December 31, 1995 to a loss of $833,000 at June 30, 1996. The Company's common stock had a book value of $29.14 per share at June 30, 1996 compared to $28.44 at December 31, 1995. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased
251,563 shares of its common stock, net of shares subsequently reissued.
In the first half of 1996, there were no shares repurchased and 8,580 shares were issued, a majority of which were shares issued in accordance with the Company's Associate Stock Purchase Plan.

AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                         FOR THREE MONTHS ENDED JUNE 30               FOR SIX MONTHS ENDED JUNE 30
                                         1996                      1995               1996                    1995
                               Balance  Interest Rate Balance  Interest Rate  Balance Interest  Rate  Balance Interest Rate
ASSETS
Loans, Net of Unearned Interest $464,713 $10,812 9.36% $431,237 $ 10,069 9.37% $458,645 $21,521 9.44% $427,072 $19,818 9.36%
Taxable Investment Securities    132,218   2,049 6.23%  131,823    1,837 5.59%  137,283   4,173 6.11%  130,121   3,547 5.49%
Tax-Exempt Investment Securities  74,361   1,279 6.88%   69,691    1,238 7.11%   75,185   2,589 6.89%   68,845   2,456 7.13%
Funds Sold                        32,524     430 5.32%   55,269      834 6.05    33,592     889 5.32%   43,749   1,312 6.05%
   Total Earning Assets          703,816  14,570 8.32%  688,020   13,978 8.15%  704,705  29,172 8.32%  669,787  27,133 8.16%
Cash & Due From Banks             50,713                 45,953   49,985                 48,533
Allowance for Loan Losses         (6,484)                (7,688)  (6,495)                (7,667)
Other Assets                      42,622                 39,142   42,744                 40,358
      TOTAL ASSETS              $790,667               $765,427 $790,939               $751,011

LIABILITIES

NOW Accounts                    $ 95,918 $  353  1.47% $ 88,886 $  461 2.08% $97,666 $  783  1.61% $ 91,148  $  990  2.19%
Money Market Accounts             84,319    664  3.17%   68,025    518 3.05%  78,268  1,188  3.05%   69,380   1,059  3.08%
Savings Accounts                  78,305    399  2.05%   85,047    506 2.39%  78,762    808  2.06%   90,085   l,084  2.43%
Other Time Deposits              250,995  3,177  5.09%  258,336  3,578 5.55% 254,240  6,584  5.21%  239,400   6,135  5.17%
   Total Int. Bearing Deposits   509,537  4,593  3.62%  500,294  5,063 4.06% 508,936  9,363  3.70%  490,013   9,268  3.81%
Funds Purchased                   21,536    257  4.80%   21,777    303 5.58%  22,772    540  4.77%   19,810     529  5.38%
Other Borrowed Funds               1,279      9  3.15%    1,262     12 3.89%   1,294     21  3.41%    1,256      24  3.85%
Long-Term Debt                     1,941     29  6.04%        -      -    -    1,955     59  6.07%        -       -     -
    Total Interest Bearing
      Liabilities                534,293   4,888 3.68%  523,333  5,378 4.12% 534,957  9,983  3.75%  511,079   9,821  3.87%
Noninterest Bearing Deposits     164,218                160,168              164,556                157,733
Other Liabilities                  8,217                  5,880                8,962                  7,435
     TOTAL LIABILITIES           706,728                689,381              708,475                676,247
SHAREHOLDERS' EQUITY
Common Stock                          29                     29                   29                     29
Surplus                            4,163                  3,912                4,080                  3,833
Retained Earnings                 79,747                 72,105               78,355                 70,902
     TOTAL SHAREHOLDERS' EQUITY   83,939                 76,046               82,464                 74,764
     TOTAL LIABILITIES & EQUITY $790,667               $765,427             $790,939               $751,011
Interest Rate Spread                             4.64%                4.03%                  4.57%                      4.29%
Net interest Income                       $9,682                 $8,600              $19,189                 $17,312
Net Interest Margin                                5.53%                     5.02%           5.47%                      5.21%
(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $ 480,000 and $ 956,000, for the three and six months ended June 30, 1996, versus $ 238,000 and $697,000, for the comparable periods ended June 30, 1995.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

PART II.  OTHER INFORMATION

Items 1-3.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 30, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

(1) To fix the number of directors to be elected at seven (7) and the election of the seven (7) persons listed as a group:

   (1) DuBose Ausley          (5) Payne H. Midyette, Jr.
   (2) Thomas A. Barron       (6) Godfrey Smith
   (3) Cader B. Cox, III      (7) William G. Smith, Jr.
   (4) John K. Humphress

                                    NUMBER OF VOTES CAST

                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,426,363        1,113               0


(2)       To approve the Company's 1996 Associate Incentive Plan.

                                    NUMBER OF VOTES CAST

                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,405,558        21,918              0


(3) To approve and adopt an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of the Company's common stock to 30,000,000 and to authorize 3,000,000 shares of preferred stock, which preferred stock would have rights and preferences to be determined by the Board of Directors.


                                    NUMBER OF VOTES CAST

                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,416,824         4,215            6,437


(4) To approve and adopt amendments to the Articles of Incorporation of the Company governing certain rights of shareholders; specifically, to
(a) establish a classified Board of Directors beginning with the 1997 Annual Meeting of Shareholders; (b) provide that the shareholders of the Company may act only at a duly and validly called meeting and not by written consent; (c) provide that only (i) a majority of the total number of authorized directors on the Board of Directors (calculated without regard to any vacant positions) or (ii) the holders of not less than fifty percent (50%) of all the votes entitled to be cast on any issue at a special meeting of shareholders, may call such a special meeting; and
(d) amend the procedures that shareholders must follow in order to nominate directors.

                                   NUMBER OF VOTES CAST

                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,423,094        2,650            1,732

(5) To approve and adopt an amendment to the Articles of Incorporation of the Company to specify factors to be considered by the Board of Directors in evaluating acquisition offers.

                                    NUMBER OF VOTES CAST

                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,423,550        2,372            1,554

(6) To approve and adopt an amendment to the Articles of Incorporation of the Company to require obligatory indemnification of the Company of its officers and directors in certain instances.

                                  NUMBER OF VOTES CAST

                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,417,421        2,695            7,360


(7) To approve and adopt amendments to the Articles of Incorporation of the Company to increase certain shareholder voting requirements; specifically, to (a) provide that the affirmative vote of at least two-thirds (66 2/3%) of the outstanding shares of the Company's Common Stock, or a majority of such shares if a majority of disinterested directors also approve, is required to amend or to repeal several of the articles or to adopt any provision inconsistent therewith; and (b) provide that members of the Board of Directors may be removed, other than in connection with the annual election of directors, only for cause and then only by affirmative vote of at least two-thirds (66 2/3%) of the outstanding shares of common stock.

                                  NUMBER OF VOTES CAST

                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,419,880        1,368            6,228


(8) To ratify the appointment of Arthur Andersen as auditors for the Company for the fiscal year ending December 31, 1996.


                                 NUMBER OF VOTES CAST


                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,425,693          269            1,514


(9) In the discretion of the proxies named above, to approve such other business as may be brought before the meeting or any adjournment thereof.


                                    NUMBER OF VOTES CAST


                                      AGAINST/      ABSTENTIONS/
                         FOR          WITHHELD      BROKER NON-VOTES

                      2,419,491         2,197           5,788


Item 5. Other Information

On July 1, 1996, Capital City Bank Group, Inc. (the Company), consummated its acquisition of First Financial Bancorp, Inc. a Florida corporation (First Financial), parent company to First Federal Bank, Tallahassee, Florida. Pursuant to the terms of the Agreement and Plan of Merger dated December 10, 1995, each share of common stock of First Financial issued and outstanding on July 1, 1996 was converted into the right to receive from the Company $22.00 in cash. Total consideration paid to First Financial common stockholders and holders of options to acquire First Financial common stock was $20.3 million. During the fourth quarter, First Federal bank will be combined with and into Capital City Bank, a wholly owned subsidiary of the Company. Prior to consummation of the merger, First Financial, through First Federal Bank conducted business from its headquarters and main office in Tallahassee, Florida and four other full service offices in northern and west-central Florida. At June 30, 1996, First Financial had assets of approximately $243.7 million, deposits of approximately $205.1 million and stockholders' equity of approximately $15.3 million.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    3G) Amended and Restated Articles of Incorporation of Capital City Bank Group, Inc., dated as of May 1, 1996.

    27)   Financial Data Schedule

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the period ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/S/ J. KIMBROUGH DAVIS
J. Kimbrough Davis
Senior Vice President and
Chief  Financial  Officer

Date: August 14, 1996