Form 10-Q
period 1996-09-30
CAPITAL CITY BANK GROUP INC
filed 1996-11-14
CIK 726601

FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarter:
September 30, 1996
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

Yes __X___ No _____


At October 31, 1996, there were 2,871,562 shares of the Registrant's Common Stock, $.01 par value, outstanding.

CAPITAL CITY BANK GROUP, INC.

FORM  10-Q   I N D E X

ITEM         PART I. FINANCIAL INFORMATION                               PAGE
NUMBER

1.           Financial Statements                                         3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9



ITEM     PART II. OTHER INFORMATION

1.           Legal Proceedings                                Not Applicable

2.           Changes in Securities                            Not Applicable

3.           Defaults Upon Senior Securities                  Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                 Not Applicable

5.           Other Information                                         16

6.           Exhibits and Reports on Form 8-K                          16


Signatures                                                             16

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

(Dollars In Thousands, Except Per Share Amounts)

                                        September 30, 1996    December 31, 1995
                                             (Unaudited)          (Audited)

ASSETS
Cash and Due From Banks                        $ 59,643            $ 61,613
Federal Funds Sold                               21,400              41,150
Interest Bearing Deposits in Other Banks          6,747                 300
Investment Securities Available-for-Sale        209,105             230,747

Loans                                           668,081             447,779
  Unearned Interest                              (2,756)             (3,806)
  Allowance for Loan Losses                      (8,292)             (6,474)
     Loans, Net                                 657,033             437,499

Premises and Equipment                           34,381              26,240
Accrued Interest Receivable                       8,624               7,339
Intangibles                                       8,704               1,129
Other Assets                                     10,298               7,642

       Total Assets                          $1,015,935            $813,659

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                 $185,347            $168,566
  Interest Bearing Deposits                     681,979             531,013
     Total Deposits                             867,326             699,579

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                    17,342              17,367
Other Short-Term Borrowings                      14,091               2,400
Long-Term Debt                                   16,899               1,982
Other Liabilities                                14,138              11,173
       Total Liabilities                        929,796             732,501

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 30,000,000 shares
  authorized; 2,871,559 shares outstanding at
  September 30,1996 and 2,853,716 outstanding at
  December 31, 1995                                  29                 29
Additional Paid In Capital                        4,438              3,913
Retained Earnings                                82,321             76,248
Net Unrealized Gain (Loss) on Available-
  for-Sale Securities, Net of Taxes                (649)               968
        Total Shareholders' Equity               86,139             81,158
        Total Liabilities and
          Shareholders' Equity               $1,015,935           $813,659
Book Value Per Share                         $    30.00           $  28.44

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

                      THREE MONTHS ENDED SEPTEMBER   NINE MONTHS ENDED SEPTEMBER
                              1996       1995          1996      1995
INTEREST INCOME

Interest and Fees on Loans   $15,127     $10,523      $36,586   $30,322
Investment Securities:
   U. S. Treasury              1,153       1,045        3,182     3,164
   U. S. Government Agencies/
     Corporations              1,070       1,046        3,074     2,346
   States and Political
     Subdivisions                857         883        2,639     2,579
   Other Securities               96          60          236       188
   Federal Funds Sold            716         502        1,604     1,814
       Total Interest Income  19,019      14,059       47,321    40,413

INTEREST EXPENSE

Deposits                       7,025       5,098       16,388    14,367
Federal Funds Purchased &
  Securities Sold Under
  Repurchase Agreements          325         252          865       780
Long-Term Debt                   299           0          358         0
Other Short-Term Borrowings      136          14          157        38
       Total Interest Expense  7,785       5,364       17,768    15,185
Net Interest Income           11,234       8,695       29,553    25,228
Provision for Loan Losses        334           2          857       293
Net Interest Income After
  Provision for Loan Losses   10,900       8,693       28,696    24,935

NONINTEREST INCOME

Service Charges on Deposit
  Accounts                     2,347       1,422       5,496     4,152
Data Processing                  716         632       2,228     2,018
Income from Fiduciary Activities 245         183         785       685
Securities Transactions            7          (1)         23        (1)
Other                          1,120         972       3,287     2,957
       Total Noninterest
         Income                4,435       3,208      11,819     9,811

NONINTEREST EXPENSE

Salaries and Employee Benefits 5,876       4,428      15,407    13,333
Occupancy, Net                   745         639       1,971     1,858
Furniture and Equipment        1,098         830       2,961     2,461
Other                          3,166       2,129       8,176     7,188
       Total Noninterest
         Expense              10,885       8,026      28,515    24,840
Income Before Income Tax       4,450       3,875      12,000     9,906
Income Tax Expense             1,405       1,160       3,606     2,842

NET INCOME                    $3,045     $ 2,715     $ 8,394   $ 7,064

Net Income Per Share          $ 1.06     $   .96     $  2.93   $  2.48
Cash Dividends Per Share      $  .27     $  0.00     $   .81   $   .11
Average Shares Outstanding 2,871,455   2,853,699   2,864,601 2,853,073

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
(Dollars In Thousands)
                                                1996            1995
                                             (Unaudited)     (Unaudited)
NET INCOME                                    $ 8,394         $ 7,064

Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                       857             293
  Depreciation                                  2,008           1,650
  Net Amortization (Accretion)                    747             317
  Amortization of Intangible Assets               332             183
  Non-Cash Compensation                            90              72
  Net (Increase) Decrease in Interest
    Receivable                                    270          (1,781)
  Net (Increase) Decrease in Other Assets         786           3,027
  Net Increase (Decrease) in Other
    Liabilities                                (1,261)          2,977
Net Cash From Operating Activities             12,223          13,802

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities-Held to Maturity          -          36,571
  Proceeds from Payments/Maturities of
    Investment Securities-Available for Sale   69,756          13,235
  Purchase of Investment Securities-Held
    to Maturity                                     -         (27,701)
  Purchase of Investment Securities-
    Available for Sale                        (28,206)        (47,621)
  Net (Increase) Decrease in Loans            (28,968)        (16,451)
  Purchase of Premises & Equipment             (1,792)         (3,517)
  Sales of Premises & Equipment                 1,237              94
  Cash Used to Fund Acquisition               (20,666)              -
  Cash Acquired in Acquisition                  4,499               -
  Net Cash from Investing Activities           (4,140)        (45,390)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits          (37,358)          9,701
 Net Increase (Decrease) in Federal
   Funds Purchased                                (25)            950
 Net Increase (Decrease) in Other Borrowed
   Funds                                        3,508           1,238
 Addition of Long-Term Debt                    15,000               0
 Repayment of Long-Term Debt                      (82)              0
 Dividends Paid                                (4,860)         (2,591)
 Issuance of Common Stock                         461             221
Net Cash From Financing Activities            (23,356)          9,519

Net Increase (Decrease) in Cash and
  Cash Equivalents                            (15,273)        (22,069)
Cash and Cash Equivalents at Beginning of
  Period                                      103,063          89,067
Cash and Cash Equivalents at End of Period    $87,790         $66,998
Supplemental Disclosure:
    Interest Paid                             $18,421         $13,604
    Taxes Paid                                $ 2,712         $ 2,066

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

Cash balances of business acquired

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

In the opinion of management, the consolidated financial statements contain all adjustments and disclosures necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine month periods ended September 30, 1996 and 1995. Such adjustments are of a normal and recurring nature and include the elimination of all significant intercompany accounts and transactions. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1995 Annual Report and Form 10-K.
There have been no significant changes in the accounting policies of the Company since December 31, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions which affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts may differ from those reported.

(2) BUSINESS COMBINATION

On July 1, 1996, the Company completed its acquisition of First Financial Bancorp, Inc.("First Financial"), parent company of First Federal Bank.
First Financial was acquired for $20.3 million in cash. The Company borrowed $15.0 million to fund the acquisition. As of June 30, 1996, First Financial had approximately $244 million in assets, $192 million in loans, $205 million in deposits, $15 million in equity and operated five branch locations in North Florida.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company's consolidated results of operations only reflect First Financial's operations for the period from July 1, 1996.
First Financial's contribution to the Company's net income during the third quarter was $190,000, or $.06 cents per share.

The intangibles created from this acquisition totaled $7.5 million. These assets are being amortized over periods not exceeding 15 years for financial reporting purposes. A significant portion of the amortization of the intangible assets is not deductible for tax purposes.

The purchase price of First Financial has been allocated to the underlying assets and liabilities based on the estimated fair values as of the acquisition date. These amounts may be revised at a future date when actual amounts become known, although such adjustments are not expected to be significant.

The following table sets forth the unaudited pro forma summary results of operations for the nine month periods ended September 30, 1996 and 1995, and assumes the acquisition of First Financial, including the related debt financing, had been consummated as of January 1, 1996 and 1995, respectively. The pro forma results are not necessarily indicative of the results that would have been achieved had the acquisition occurred on the dates indicated or that may occur in the future (dollars in thousands).

                             Sept. 30,                      Sept.  30,
                               1996                            1995

Net Interest Income          $ 32,753                        $ 29,350

Net Income                   $  8,479                         $ 7,202

Net Income Per Share         $   2.96                        $   2.52

(3) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at September 30, 1996 and December 31, 1995 were as follows (dollars in thousands):

                                             September 30, 1996
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost        Gains       Losses    Value

U. S. Treasury                 $  38,896  $      66    $    67   $ 38,895
U. S. Government Agencies
and Corporations                  63,068        199        894     62,373
States and Political
  Subdivisions                    72,324        392        462     72,254
Mortgage Backed Securities        30,426        123        410     30,139
Other Securities                   5,448          4          8      5,444
     Total                     $ 210,162  $     784    $ 1,841   $209,105

                                               December 31, 1995
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses     Value


U.S. Treasury                  $  72,289  $     470    $    54    $72,705
U.S. Government Agencies
  and Corporations                70,883        264         96     71,051
States and Political
  Subdivisions                    75,986      1,037        143     76,880
Mortgage Backed Securities         5,965         47         26      5,986
Other Securities                   4,107         19          1      4,125
  Total                        $ 229,230  $   1,837    $   320   $230,747

(4) LOANS

The composition of the Company's loan portfolio at September 30, 1996 and December 31, 1995 was as follows (dollars in thousands):

                                   September 30, 1996     December 31, 1995
Commercial, Financial
  and Agricultural                       $ 68,346               $ 46,149
Real Estate-Construction                   42,798                 28,391
Real Estate-Mortgage                      420,784                259,503
Consumer                                  136,153                113,736
   Gross Loans                           $668,081               $447,779

(5) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 1996 and 1995, is as follows (dollars in thousands):

                                   September 30, 1996     September 30, 1995

Balance, Beginning of the Period           $6,474                 $7,551
Acquired Reserves                           1,846                      -
Provision for Loan Losses                     857                    293
Recoveries on Loans Previously
  Charged-Off                                 498                    417
Loans Charged-Off                          (1,383)                (1,227)
Balance, End of Period                     $8,292                 $7,034

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Nonaccruing loans at September 30, 1996 were $3.4 million compared to $4.3 million at September 30, 1995 and $4.7 million at December 31, 1995.

The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(6) DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 1996 and December 31, 1995 was as follows (dollars in thousands):

                                     September 30, 1996    December 31, 1995

NOW Accounts                           $104,601                 $122,517
Money Market Accounts                    88,243                   67,942
Savings Deposits                         94,372                   78,522
Other Time Deposits                     394,763                  262,032
  Total Interest Bearing Deposits      $681,979                 $531,013

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

On July 1, 1996, the Company completed its acquisition of First Financial Bancorp, Inc. and its wholly-owned subsidiary, First Federal Bank; collectively referred to as "First Financial". The acquisition was accounted for under the purchase method of accounting. Operating results of First Financial are included in the Company's consolidated financial statements presented herein for the period July 1, through September 30, 1996. Financial comparisons to prior year periods are not necessarily comparable due to the impact of the acquisition. See Note 2 in the Notes to Consolidated Financial Statements for further information.

                           RESULTS OF OPERATIONS
Net Income

Net income was $3.0 million, or $1.06 per share for the third quarter of 1996, a per share increase of 10.4% over the $2.7 million, or $ .96 per share for the comparable period in 1995. Net income was $8.4 million, or $2.93 per share for the nine months ended September 30, 1996, a per share increase of 18.1% over the $7.1 million, or $2.48 per share for comparable period in 1995. Operating revenues, which include net interest income and noninterest income, increased $6.3 million, or 18.1%, over the comparable nine month period of 1995, and were the most significant factors contributing to the increase in earnings.


                                   For The Three           For The Nine
                                   Months  Ended           Months Ended
                                   September 30,           September 30,
                                  1996       1995          1996    1995

Interest and Dividend Income     $19,019    $14,059    $47,321    $40,413
Taxable Equivalent Adjustment(1)     404        409      1,274      1,188
                                  19,423     14,468     48,595     41,601
Interest Expense                   7,785      5,364     17,768     15,185
Net Interest Income (FTE)         11,638      9,104     30,827     26,416
Provision for Loan Losses            334          2        857        293
Taxable Equivalent Adjustment        404        409      1,274      1,188
Net Int. Inc. After Provision     10,900      8,693     28,696     24,935
Noninterest Income                 4,435      3,208     11,819      9,811
Noninterest Expense               10,885      8,026     28,515     24,840
Income Before Income Taxes         4,450      3,875     12,000      9,906
Income Taxes                       1,405      1,160      3,606      2,842

Net Income                       $ 3,045    $ 2,715    $ 8,394    $ 7,064

Percent Change over comparable
  prior year period                12.15%     23.07%     18.83%      1.74%

Return on Average Assets (2)        1.18%      1.40%      1.29%      1.25%

Return on Average Equity (2)       14.29%     13.73%     13.49%     12.43%

(1) Computed using a statutory tax rate of 34%
(2) Annualized

Net Interest Income

Third quarter taxable equivalent net interest income increased $2.5 million, or 27.8%, over the comparable quarter in 1995. Taxable equivalent net interest income for the nine month period of 1996 increased $4.4 million, or 16.7%, over the same period of 1995. The increase in the third quarter is attributable to growth in average earning assets which grew by $237.7 million, or 34.6%, due primarily to the First Financial acquisition. The increase for the nine month period is attributable to the Company's recent acquisition, internal earning asset growth and an improvement in the Company's net interest margin which has been bolstered by loan growth and a reduction in
the cost of funds.   Table I on page 15 provides a comparative analysis of
the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 1996, taxable-equivalent interest income increased $5.0 million, or 34.3%, and $7.0 million, or 16.8%, respectively, over the comparable prior year periods. Interest income has increased due to growth in earning assets and, in particular, loan growth. Loans during the first nine months of 1996 averaged $523.5 million, representing an increase of $94.4 million, or
22.0%, over the comparable period in 1995, again due primarily to the First
Financial acquisition.   Over the same periods, loans as a percent of average
earning assets increased to 67.3% from 63.5%. This shift in the mix contributed to an 11 basis point increase, from 8.23% to 8.34%, in the yield on earning assets.

Interest expense for the three and nine month periods of 1996 increased
$2.4 million, or 45.1%, and $2.6 million, or 17.0%, over the comparable periods of 1995. The increase in interest expense is attributable to higher levels of interest bearing liabilities and a shift in the mix of deposits. The increase in interest bearing liabilities is due to both internal growth and the First Financial acquisition. For the third quarter of 1996, average interest bearing deposits represented 79.9% of total deposits compared to 76.1% for the third quarter of 1995. The shift in deposit mix is principally attributable to the deposit base acquired from First Financial, which was predominately certificates of deposit. During the third quarter of 1996, the average rate paid on interest bearing liabilities rose to 4.13% from 3.68% in the second quarter of 1996 and 4.07% in the third quarter of 1995.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) for the three and nine month periods ended September 30, 1996 was 4.24% and 4.43%, respectively, compared to 4.31% and 4.29% for the comparable periods in 1995. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) for the three and nine month periods ended September 30, 1996 was 5.01% and 5.29%, respectively, compared to 5.27% and 5.23% for the comparable periods in 1995. The lower spread and margin in the third quarter comparison reflects the acquisition of First Financial.

Provision for Loan Losses

The provision for loan losses was $334,000 and $857,000, respectively, for the three and nine month periods ended September 30, 1996, compared to $2,000 and $293,000 for the comparable periods in 1995. As a result of improving credit quality and continued low net charge-off levels, management discontinued recording a loan loss provision during the second quarter of 1995 and did not resume the provision until the first quarter of 1996. The provision recorded during the first nine months of 1996 approximates net charge-offs.

As of September 30, 1996, the allowance for loan losses totaled $8.3 million compared to $6.5 million at September 30, 1995. The allowance as a percent of loans represented 1.25% and 1.46% at the end of each respective period. Although the allowance for loan losses as a percent of loans has declined over the prior year, it is management's opinion based on the current economic conditions, low level of nonperforming loans and net charge-offs, the allowance as of September 30, 1996 is sufficient to provide for losses inherent in the loan portfolio as of that date.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition".

Charge-off activity for the respective periods is set forth below.

                              Three Months Ended          Nine Months Ended
                              9/30/96    9/30/95         9/30/96    9/30/95

Net Charge-Offs               $297,000   $312,000        $885,000  $810,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                .18%       .29%            .23%      .25%

Noninterest Income

Noninterest income increased $1.2 million, or 38.3%, in the third quarter of 1996 versus the comparable quarter for 1995, and $2.0 million, or 20.5%, for the nine months ended September 30, 1996 versus the comparable period for 1995. Although the acquisition of First Financial impacted noninterest income, the increase is principally attributable to a greater focus on revenue growth and several initiatives undertaken by management, including the implementation of recommendations resulting from a profit enhancement program conducted in 1995. Additionally, fees for deposit services were increased effective July 1, 1996.

Service charges on deposit accounts increased $925,000, or 65.1%, and $1.3 million, or 32.4%, over the comparable three and nine month periods for 1995. The increase reflects the repricing mentioned above and tighter controls over waived fees.

Data processing revenues increased $84,000, or 13.3%, and $210,000, or 10.4%, respectively, over the comparable three and nine month periods in 1995. The increase reflects higher revenues associated with processing for both government agencies and third party banks.

Fees from fiduciary services increased $62,000, or 33.9%, and $100,000, or 14.6%, respectively, over the comparable three and nine month periods of 1995. A price increase effective January 1, 1996, growth in assets under management and the collection of estate fees contributed to the higher revenues during 1996. In January 1995, the Company changed its method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change resulted in a one-time adjustment which inflated CCTC revenues during the first quarter of 1995.

Other income increased $148,000, or 15.2%, and $330,000, or 11.2%, respectively, for the three and nine month periods ended September 30, 1996 over the comparable prior year periods. Gains on the sale of fixed rate loans increased $90,000 due to the acquisition of First Financial and check printing income increased $142,000 due to a renegotiation of the contract which went into effect in March 1996. Additionally, other fees and commissions were up $79,000.

Annualized noninterest income as a percent of average earning assets was 2.03% for the first nine months of 1996 versus 1.96% for the comparable period in 1995.

Noninterest Expense

Noninterest expense increased $2.9 million, or 35.6%, and $3.7 million, or 14.8%, respectively, over the comparable three and nine month periods of 1995. For the nine month period ended September 30, 1996, compensation expense and the acquisition of First Financial accounted for $3.0 million of the $3.7 million increase in expenses.

Compensation expense increased $1.4 million, or 32.7%, and $2.1 million, or 15.6%, respectively, over the comparable three and nine month periods of 1995. The increase reflects growth in the number of full-time equivalent employees of 80 due principally to the First Financial acquisition, higher pension expense including the adoption of a Supplemental Employee Retirement Plan and increases associated with both cash and stock based compensation plans reflecting the Company's improved operating performance and higher stock price.

Occupancy expense, including premises, furniture, fixtures and equipment increased $374,000, or 25.5%, and $613,000, or 14.2%, respectively, over the comparable three and nine month periods of 1995. Excluding the recent acquisition, the increase is attributable to higher depreciation and repairs/maintenance expenses.

Other noninterest expense increased $1.0 million, or 48.7%, and 988,000, or 13.7%, respectively, over the comparable three and nine month periods of 1995. A reduction of approximately $600,000 in FDIC premiums was more than offset by an increase in professional fees of $655,000 and additional expenses associated with First Financial. The increase in professional fees reflects the hiring of consultants to assist with various projects within the Company including data processing conversions, technology initiatives, restructurings and the development of a strategic plan.

Annualized net noninterest expense (noninterest income minus noninterest expense) as a percent of average assets was 2.56% in the first nine months of 1996 versus 2.65% for the first nine months of 1995. The decrease in this percentage is attributable to the growth in noninterest income.

Income Taxes

The provision for income taxes increased $245,000, or 21.1%, during the third quarter and $764,000, or 26.9%, during the first nine months of 1996. The increase in the provision over the prior year is attributable to higher taxable income. The Company's effective tax rate for the first nine months of 1996 was 30.0% versus 28.7% for the comparable period in 1995. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income in the first nine months of 1996 as compared to the comparable period of 1995.

FINANCIAL CONDITION

Average balances for the three and nine month periods ended September 30, 1996 reflect the acquisition of First Financial. The impact on average balances for the third quarter is substantially greater than the nine month period due to the timing of the acquisition. Table I on page 15, presents average balances for the three and nine month periods of 1996 and 1995.

The Company's average assets increased to $871.5 million in the first nine
months of 1996 from $757.7      million in the first nine months of 1995.
Average earning assets were $778.3 million for the nine months ended September 30, 1996 versus $675.3 million for the comparable period in 1995. The most significant change in the mix of earning assets occurred through
growth in the loan portfolio.    The increase in the loan portfolio was
funded primarily through deposit growth and investment portfolio maturities.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of taxes, as a separate component of shareholders' equity. At September 30, 1996, shareholders' equity included a net unrealized loss of $649,000 compared to a gain of $968,000 at December 31, 1995. The reduction in value reflects a rise in current interest rates relative to their level at year-end.

Average loans were up $94.4 million, or 22.0%, over the comparable nine month period in 1995. Loan growth occurred primarily in the real estate and consumer portfolios. Residential real estate loans increased substantially with the acquisition of First Financial. Based on averages for the first nine months of 1996, loans as a percent of earning assets increased to 67.3% from 63.5% in 1995, which had a favorable impact on the Company's net interest income. During the third quarter of 1996 this percentage increased further to 70.5%.

At September 30, 1996, the Company's nonperforming loans were $3.4 million versus $4.7 million at year-end 1995. As a percent of nonperforming loans, the allowance for loan losses represented 244.1% at September 30, 1996 versus 138.3% at year-end 1995. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.0 million at September 30, 1996 and December 31, 1995. The ratio of nonperforming assets to loans plus other real estate was .66% at September 30, 1996 compared to 1.28% at December 31, 1995.

Average deposits increased to $741.0 million for the first nine months of 1996, from $653.3 million for the first nine months of 1995. The growth in deposits was primarily driven by deposit promotions which were initiated by the Company during the second and fourth quarters of 1995, as well as by the First Financial acquisition. As a result of these promotions and the recent acquisition, certificates of deposit represented $57.3 million, or 65.3%, of the $87.7 million growth in average total deposits. Certificates of deposit, as a percent of average total deposits, increased to 41.0% for the first nine months of 1996, from 37.7% for the comparable period in 1995. During the third quarter of 1996 this percentage increased to 45.6% reflecting the mix of deposits acquired from First Financial.

The ratio of average noninterest bearing deposits to total deposits fell to 22.7% for the first nine months of 1996, compared to 24.3% for the comparable period in 1995. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.0% and 76.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the "Available-for-
Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks.
Additionally, the parent company maintains a $25.0 million revolving line of credit. As of September 30, 1996, there was $15.0 million outstanding under this credit facility which the Company borrowed on July 1, 1996 to fund the acquisition of First Financial.

The Company's equity capital was $86.1 million as of September 30, 1996, compared to $81.2 million as of December 31, 1995. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 7.6% at September 30, 1996 versus 9.8% at December 31, 1995. Further, the Company's risk-adjusted capital ratio of 14.0% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines. Capital ratios declined during the third quarter reflecting the recent acquisition.

In 1996, the Board of Directors converted its dividend payment schedule from semi-annual to quarterly. As of September 30, 1996, the Company had declared and paid three quarterly dividends of $ .27 each. State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At September 30, 1996, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

During the first nine months of 1996, shareholders' equity increased $5.0 million, or 8.2%, on an annualized basis. The net increase in shareholders' equity reflects net income of $8.4 million, dividends of $2.3 million and a shift in the Company's net unrealized gain(loss) on available-for-sale securities from a gain of $968,000 at December 31, 1995 to a loss of $649,000 at September 30, 1996. The Company's common stock had a book value of $30.00 per share at September 30, 1996 compared to $28.44 at December 31, 1995. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 263,580 shares of its common stock. In the first nine months of 1996, there were no shares repurchased and 17,843 shares were issued, a majority of which were shares issued in accordance with the Company's Associate Stock Purchase Plan.

AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                      FOR THREE MONTHS ENDED SEPTEMBER 30,        FOR NINE MONTHS ENDED SEPTEMBER 30,
                                      1996                      1995              1996                    1995
                                 Balance Interest Rate Balance Interest Rate Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest $651,753 $15,164 9.26% $432,791 $10,536 9.66%  $523,485   36,685  9.36% $429,061  $30,354  9.46%
Taxable Investment Securities    144,756   2,319 6.38%  146,754   2,151 5.82%   139,811    6,492  6.20%  135,681    5,698  5.62%
Tax-Exempt Investment Securities  72,857   1,224 6.72%   72,249   1,279 7.08%    74,404    3,814  6.83%   69,993    3,735  7.11%
Funds Sold                        54,462     716 5.23%   34,335     502 5.80%    40,598    1,604  5.28%   40,576    1,814  5.98%
   Total Earning Assets          923,828  19,423 8.37%  686,129  14,468 8.37%   778,298   48,594  8.34%  675,311   41,601  8.23%
Cash & Due From Banks             50,148                 48,440                   49,997                   48,496
Allowance for Loan Losses         (8,227)                (7,254)                  (7,077)                  (7,528)
Other Assets                      60,362                 41,295                   50,311                   41,423
      TOTAL ASSETS            $1,026,111               $768,610                 $871,529                 $757,702

LIABILITIES
NOW Accounts                    $105,372     539 2.03% $ 91,435     422 1.83%  $100,253    1,322  1.76% $ 91,245    1,412  2.07%
Money Market Accounts             97,736     756 3.08%   70,747     527 2.96%    84,805    1,944  3.06%   69,841    1,586  3.04%
Savings Accounts                  96,492     517 2.13%   81,443     436 2.12%    84,061    1,323  2.10%   87,172    1,520  2.33%
Other Time Deposits              399,072   5,213 5.20%  259,581   3,713 5.68%   303,537   11,799  5.19%  246,200    9,849  5.35%
   Total Int. Bearing Deposits   698,672   7,025 4.00%  503,206   5,098 4.02%   572,656   16,388  3.82%  494,458   14,367  3.88%
Funds Purchased                   26,325     325 4.90%   18,953     252 5.27%    23,963      865  4.82%   19,521      780  5.34%
Other Borrowed Funds               8,929     136 6.06%    1,407      14 3.85%     3,842      158  5.49%    1,184       38  4.25%
Long-Term Debt                    16,855     299 7.06%       --      --   --      6,964      358  6.87%       --       --    --
    Total Interest Bearing
      Liabilities                750,781   7,785 4.13%  523,566   5,364 4.07%   607,425   17,768  3.91%  515,163   15,185  3.94%
Noninterest Bearing Deposits     175,931                157,677                  168,350                  158,817
Other Liabilities                 14,611                  8,960                   12,610                    7,723
     TOTAL LIABILITIES           941,323                690,203                  788,385                  681,703

SHAREHOLDERS' EQUITY
Common Stock                          29                     31                      30                       31
Surplus                            4,349                  5,868                   4,979                    5,866
Retained Earnings                 80,410                 72,508                  78,135                   70,102
  TOTAL SHAREHOLDERS' EQUITY      84,788                 78,407                  83,144                   75,999
  TOTAL LIABILITIES & EQUITY  $1,026,111               $768,610                $871,529                 $757,702

Interest Rate Spread                             4.24%                   4.31%                    4.43%                     4.29%
Net interest Income                      $11,638                 $ 9,104                  $30,827                   $26,416
Net Interest Margin                              5.01%                   5.27%                    5.29%                     5.23%
(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $685,000 and $1,641,000, for the three and nine months ended September 30, 1996, versus $422,000 and
$1,119,000, for the comparable periods ended September 30, 1995.
(2) Interest income includes the effects of taxable equivalent adjustments using a 34% tax rate.

PART II.  OTHER INFORMATION

ITEMS 1-4

Not applicable

ITEM 5

On October 25, 1996, the Company filed an application for inclusion of its common stock on the NASDAQ National Market. The Company anticipates such inclusion to be approved. If so, quotations on the National Market System should commence during the first quarter of 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

2(a) The Agreement and Plan of Merger, dated as of December 10, 1995, by and among Capital City Bank Group, Inc., a Florida corporation to be formed as a direct wholly-owned subsidiary of the Company, and First Financial Bancorp, Inc., is incorporated herein by reference to Exhibit 2 of the Company's Form 10-K/A filed on April 9, 1996 (File No. 0-13358).

3(a) Amended and Restated Articles of Incorporation of the Company are incorporated by reference to the Company's 1996 Proxy Statement filed on April 11, 1996 (File No. 0-13358).

3(b) Bylaws of the Company are incorporated by reference to Exhibit 3(b) of the Company's 1983 Form 10-K (File No. 2-86158).

27     Financial Data Schedule


(B)  Reports on Form 8-K

On July15, 1996, the Company filed a Form 8-K to report the acquisition of First Financial Bancorp, Inc., had been consummated on July 1, 1996. This Form 8-K was amended by a Form 8-K/A filed on September 13, 1996, to include audited financial statements of First Financial Bancorp, Inc., for the years ended September 30, 1995, 1994 and 1993, and pro forma consolidated financial statements for the year ended December 31, 1995 and for the six months ended June 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


J. Kimbrough Davis
Senior Vice President and
Chief  Financial  Officer

Date:  November 14, 1996