Form 10-K
period 1996-12-31
CAPITAL CITY BANK GROUP INC
filed 1997-03-26
CIK 726601

1

                            1996 Form 10-K

                  Securities and Exchange Commission
                        Washington, D.C. 20549

   Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act
                                of 1934

              For the Fiscal Year Ended December 31, 1996

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

As of March 3, 1997, there were issued and outstanding 2,897,953 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market under the symbol "CCBG." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on NASDAQ on March 3, 1997, was $68,274,608.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 1996 ON FORM 10-K

TABLE OF CONTENTS
PART I                                                                 PAGE
Item 1.  Business                                                        3
Item 2.  Properties                                                     10
Item 3.  Legal Proceedings                                              10
Item 4.  Submission of Matters To a Vote of Security Holders            11

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            11
Item 6.  Selected Financial Data                                        12
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            13
Item 8.  Financial Statements and Supplementary Data                    38
Item 9.  Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure                                       59


PART III

Item 10.  Directors and Executive Officers of the Registrant            59
Item 11.  Executive Compensation                                        59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    59
Item 13.  Certain Relationships and Related Transactions                59

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      59

PART I

Item I.  Business

General

Capital City Bank Group, Inc. ("CCBG" or "Company"), is a multi-bank holding company registered under the Bank Holding Company Act of 1956, as amended. On January 1, 1995, the Company merged seven of its ten separately chartered banks into a state-chartered bank headquartered in Tallahassee, Florida. The reorganization consisted of merging Capital City First National Bank, Capital City Second National Bank, Industrial National Bank, City National Bank, First National Bank of Jefferson County and Gadsden National Bank into Havana State Bank and changing the name and headquarters from Havana State Bank, Havana, Florida to Capital City Bank, Tallahassee, Florida. The new structure has allowed the Company to present a consistent image to a broader market and to better serve its clients through the use of a common name with multiple, convenient locations. In addition to its four bank subsidiaries, the Company has four other indirect subsidiaries, Capital City Trust Company, Capital City Securities, Inc., Capital City Mortgage Company and Capital City Services Company, which are wholly-owned subsidiaries of Capital City Bank.

On July 1, 1996, the Company completed its acquisition of First Financial Bancorp, Inc. ("First Financial"), parent company of First Federal Bank, a federal savings bank headquartered in Tallahassee, Florida. First Financial was acquired for $20 million in cash. The Company borrowed $15 million to fund the acquisition. Subsequent to the acquisition of First Financial, First Federal Bank was merged into Capital City Bank on December 6, 1996. As of June 30, 1996, First Financial had approximately $244 million in assets, $192 million in loans, $205 million in deposits, $15 million in equity and operated five branch locations in North Florida.

As of December 31, 1996, Capital City Bank had assets totaling $865.2 million, which constituted approximately 85% of the Company's total consolidated assets. Capital City Bank earned $9.7 million for the year ended December 31, 1996 which represented approximately 85% of the Company's consolidated earnings. See page 58 for net income and balance sheet information on CCBG's subsidiaries.

The Company and Capital City Bank are located in Tallahassee, Florida, the state capital. State government and two major state universities employ a large percentage of the local work force and help to provide a strong and stable economy for Tallahassee and the surrounding area.

Banks within CCBG serve the North Florida and South Georgia markets and, collectively, are referred to herein as the "Group" banks. A listing of the Group banks is presented as follows:

                                                                                       Five Year
                               Date          Date Acquired     Deposits as of       Compound Deposit
                            Chartered           by CCBG       December 31, 1996        Growth Rate
                                                               (000's Omitted)
*Capital City Bank       January 1, 1995            *             $732,141              10.4%
Tallahassee, Florida

Levy County State Bank   September 18, 1948  January 1, 1985        75,756               3.3%
Chiefland, Florida

Farmers & Merchants      October 18, 1911    February 1, 1986       35,687               5.8%
Bank of Trenton
Trenton, Florida

Branford State Bank      March 13, 1911      July 31, 1989          30,030              11.1%
Branford, Florida

* Capital City Bank was formed through the merger of First National Bank, Second National Bank, Industrial National Bank, City National Bank, Havana State Bank, First National Bank of Jefferson County and Gadsden National Bank, which were separately chartered, wholly-owned subsidiaries of Capital City Bank Group, Inc. prior to the merger.

Dividends and management fees received from the Group banks are the Company's only source of income. Dividend payments by the Group banks to CCBG depend on the capitalization, earnings and projected growth of the Group banks, and are limited by various regulatory restrictions. See the section entitled "Regulation and Supervision" and Note 12 in the Notes to Consolidated Financial Statements for additional information.

The Company had a total of 573 (full-time equivalent) employees at March 1, 1997. Page 12 contains other financial and statistical information about the Company.

Banking Services

The Group banks are engaged in the commercial and retail banking business, including accepting demand, savings and time deposits, extending credit, originating residential mortgage loans, providing data processing services, trust services, retail brokerage services and a broad range of other financial services to corporate and individual customers, governmental entities and correspondent banks. As of March 1, 1997, Capital City Bank provided correspondent services to 26 financial institutions (including the Group banks listed previously) located throughout North Florida and South Georgia. Capital City Bank's data processing center provides computer services to 13 of the 26 financial institutions.

Through the merger with First Federal Bank, Capital City Bank substantially increased its origination of conventional residential mortgage loans, both with fixed and adjustable interest rates. While a substantial portion of the adjustable-rate residential mortgage loans are originated for Capital City Bank's portfolio, virtually all of the fixed-rate loans have been originated under terms and conditions which permit their resale in the secondary mortgage market. Under current policy, whole loans are packaged and sold, in some circumstances with servicing retained, in the secondary market as soon as possible after origination, market conditions permitting. In the four years preceding the merger with Capital City Bank, First Federal Bank substantially increased its secondary market activity primarily through the sale of newly originated fixed-rate loans in order to increase its non-interest income, manage its interest rate risk and provide liquidity to meet the needs of its customers. Capital City Bank now conducts its mortgage banking business primarily through the Bank as opposed to through the mortgage company subsidiary.

The Group banks are members of the "Honor" system which enables customers to utilize their "QuickBucks" cards to access cash at automatic teller machines ("ATMs") located throughout the state of Florida. Additionally, customers may access their cash outside Florida through various interconnected ATM networks.

Trust Services

Capital City Trust Company provides fiduciary services to clients in the following ways: (1) as trustee of living trusts and trusts under will; (2) as personal representative to administer estate settlement;
(3) as guardian of the property in court guardianship appointments;
(4) as an investment manager and custodian of assets in agency accounts; and (5) as a trustee or custodian for assets in pension and profit sharing plans. The market value of trust assets totaled $472.8 million at December 31, 1996, of which $131.3 million represented assets under management.

Brokerage Services

During the fourth quarter of 1995, the Company began offering retail investment products through its wholly-owned subsidiary, Capital City Securities, Inc. These products are offered under the name of The Wall Street Corner, which is a service of Liberty Securities Corporation, a registered broker/dealer and member of NASD/SIPC. Capital City Securities, Inc.'s brokers are licensed through Liberty Securities Corporation and offer a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds and unit investment trusts.

Competition

The banking business in Florida is rapidly changing and CCBG and its subsidiaries operate in a highly competitive environment, especially with respect to services and pricing. CCBG's primary market area is in North Florida and consists of Leon, Gadsden, Jefferson, Levy, Gilchrist, Suwannee, Taylor, Hernando, Madison, Pasco and Citrus counties. In these markets, the Group banks compete against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon
County. Capital City Bank's Leon County deposits totaled $454.3 million, or 52.4%, of the Company's consolidated deposits at December 31, 1996.

The following table depicts the market share percentage of each Group bank within its respective county. The percentage for each bank is based on total commercial bank deposits within the county.

                                                      Market Share
                                                    as of September 30*
                                                1996       1995        1994
Capital City Bank:
  Citrus County                                  4.4%       4.6%        3.6%
  Gadsden County                                27.5%      28.2%       30.4%
  Hernando County                                2.0%        -           -
  Jefferson County                              27.3%      27.6%       27.6%
  Leon County                                   23.9%      22.2%       24.0%
  Pasco County                                   1.5%        -           -
  Madison County                                28.5%        -           -
  Taylor County                                 43.3%        -           -
Levy County State Bank                          33.4%      33.7%       33.8%
Farmers & Merchants Bank of Trenton             52.8%      53.7%       55.4%
Branford State Bank                             16.2%      16.3%       14.5%

* Obtained from the September 30 Office Level Report published by the Florida Bankers Association for each year.

The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 1996.

                           Number of                   Number of Commercial
County                 Commercial Banks                     Bank Offices
Citrus                         10                               31
Gadsden                         4                                9
Gilchrist                       2                                4
Hernando                        9                               32
Jefferson                       2                                2
Leon                           12                               64
Levy                            4                               12
Madison                         3                                5
Pasco                          13                               79
Suwannee                        4                                6
Taylor                          3                                5

SUPERVISION AND REGULATION

Numerous federal and state laws and regulations govern the organization and operations of bank holding companies and their banking subsidiaries. CCBG, as a bank holding company, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition to the Federal Reserve, the Company's four state bank subsidiaries, and Capital City Bank's trust company, mortgage company and discount brokerage subsidiaries, all chartered under Florida law, are subject to regulation, supervision and examination by the Comptroller of the State of Florida (the "Florida Comptroller") and, with respect to the subsidiary banks, the Federal Deposit Insurance Corporation (the "FDIC").

Under the BHC Act, the activities of bank holding companies are limited to business so closely related to banking, managing or controlling banks as to be properly incident thereto. The BHC Act generally prohibits a bank holding company from merging or consolidating with, or acquiring more than a specified percentage of the voting shares or assets of, another bank holding company or any commercial bank without the prior approval of the Federal Reserve Bank Board. Similar prior approval requirements exist for certain changes in the ownership of the voting securities of a bank holding company.

Additionally, the BHC Act prohibits a bank holding company, with certain limited exceptions, from (1) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (2) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), however, streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the Federal Reserve; written notice is merely required within ten days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10 percent of risk-weighted assets of the acquired bank holding company and the consideration does not exceed 15 percent of Tier I capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the Federal Reserve, but not yet implemented by regulations.

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

The Interstate Banking Act also expands former exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

Florida has responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act") which is to become effective on May 31, 1997. The purpose of the Florida Branching Act is to permit interstate branching, effective June 1, 1997, through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the state of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, shall not be permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

At this time, the Company is unable to predict how the Interstate
Banking Act and the Florida Branching Act may affect its operations.

In addition to the BHC Act, the Federal Reserve Act imposes various limitations on the extent to which the Company's subsidiary banks can finance or otherwise supply funds to the Company or its subsidiaries. In general, these restrictions require that any such extensions of credit must be on terms and conditions consistent with safe and sound banking practices, and be secured by designated amounts of specified collateral. The lending bank may loan up to 10 percent of its capital stock and surplus to any one affiliate, but may not lend, in the aggregate, more than 20 percent of its capital stock and surplus to all such affiliates. Additionally, approval of the appropriate regulatory authority is required if the total dividends declared by a bank subsidiary exceed certain legal limits. See Note 13 in the Notes to Consolidated Financial Statements for further information.

The passage and periodic phasing in of other congressional acts has also significantly affected the Company and the Group banks, and the competitive environment in which they operate. On December 31, 1992, the Federal banking regulatory authorities implemented risk-based capital requirements, and the Company and the Group banks must comply with these requirements. Any institution which fails to meet minimum capital requirements may be subject to corrective action by the Federal banking regulatory authorities. Under the capital guidelines adopted by these banking regulators, the Company's capital level exceeds the minimum requirements as of December 31, 1996. See the information set forth under the heading "Liquidity and Capital Resources" in the section of this report entitled "Financial Review," and also see Note 11 in the Notes to Consolidated Financial Statements.

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

Federal Deposit Insurance - Certain deposits of the Company's subsidiary banks are insured by the FDIC through the Bank Insurance Fund ("BIF") and other deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The FDIC is authorized to charge assessments for deposit insurance, and, as mandated by FDICIA, the FDIC has adopted a risk-based system. The risk assessment approach bases a banking institution's insurance assessment on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund. To arrive at a risk assessment for an institution, the FDIC will place it in one of nine risk categories using a two-step process based first on capital ratios and then on other relevant information. The FDIC will then assign an institution to one of three capital groups "well-capitalized," "adequately capitalized" or "undercapitalized." The institution is then placed into one of three risk subgroups, based on reviews by the institution's primary federal or state regulatory agency, statistical analyses of financial statements and other relevant information.

Under federal law, BIF and SAIF are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. In view of the BIF's achieving the 1.25% ratio during 1995, the FDIC reduced the assessments for most banks by adopting a new assessment rate schedule of four to 31 basis points for BIF deposits. The FDIC further reduced the BIF assessment schedule by an additional four basis points for the 1996 calendar year so that most BIF members paid only the statutory minimum semiannual assessment of $1,000. During this same period, the FDIC retained the existing assessment rate schedule applicable to SAIF deposits of 23 cents to 31 cents per $100 of domestic deposits, depending on the institution's risk classification.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA was intended to reduce the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. To accomplish this reduction, DIFA provided for a special one-time assessment imposed on deposits insured by SAIF to recapitalize SAIF and bring it up to statutory required levels. This one-time assessment occurred in the third quarter of 1996. As a result, beginning in 1997, both BIF and SAIF deposits were assessed at the same rate of 0 to 27 basis points depending on risk classification.

Effective January 1, 1997, however, DIFA also separated from the SAIF assessments the Financing Corporation ("FICO") assessments which service the interest on its bond obligations. According to the FDIC's risk-related assessment rate schedules, the amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. These rates are subject to quarterly adjustment to reflect changes in the assessment basis for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged as specified in DIFA or until January 1, 2000, whichever occurs first.

Supervisory Reforms - FDICIA requires the federal banking agencies and the FDIC, as insurer, to take prompt corrective action to resolve problems within unhealthy banking institutions. All depository institutions are classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines, it becomes subject to increasing regulatory scrutiny and tighter restrictions on operations, management and capital distributions. Based on the current regulatory capital position of each of the Group banks, the Company does not anticipate any adverse consequences from these provisions.

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

Another law to which the Company and its banking subsidiaries are subject is the Community Reinvestment Act of 1977 ("CRA"). The CRA requires a financial institution to help meet the credit needs of its
entire community, including low-income and moderate-income areas.   On
May 3, 1995, the federal banking agencies issued final regulations which change the manner in which the regulators measure a bank's compliance with the CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions.

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

Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress is considering, even after the enactment of FIRREA and FDICIA, a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to merge BIF and the SAIF, to require savings associations to become banks, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee,
Florida. The Company's offices are in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown
Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General Partnership in which several directors and officers have an interest. Lease payments during 1996 totaled approximately $65,000.

As of March 1, 1997 the Company had 36 banking locations. Of the 36 locations, the Company leases either the land or buildings (or both) at four locations and owns the land and buildings at the remaining 32.

Item 3.  Legal Proceedings

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for the Registrant's Securities and Related
Stockholder Matters

As of February 3, 1997, the common stock of CCBG began trading on the NASDAQ National Market under the symbol CCBG. On March 3, 1997, the high and low closing bid prices for CCBG common stock were $62.00 and $61.125, respectively. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Prior to February 3, 1997, and for the last two fiscal years, there has been no established trading market for the CCBG common stock, and therefore, no bid or sale quotations were generally available during such periods. Based on sales of stock of which the Company has knowledge, the stock has traded in a range of $30.00 to $42.00 per share for the two-year period ended December 31, 1996, with the most recent trades during such period at $42.00 per share. As of March 3, 1997, there were approximately 1,005 holders of CCBG common stock.

The Board of Directors has declared cash dividends for CCBG shareholders for the last two consecutive fiscal years as follows:

            Declaration                                           Per
                Date                  Record Date                Share
            May 19, 1995            June 16, 1995                 $.11
            November 16, 1995       December 15, 1995             $.89
            February 23, 1996       March 15, 1996                $.27
            May 23, 1996            June 12, 1996                 $.27
            August 23, 1996         September 16, 1996            $.27
            November 22, 1996       December 27, 1996             $.30

Previously, dividends were declared and paid on a semi-annual basis. Beginning in 1996, the Board of Directors elected to convert the dividend schedule from semi-annual to quarterly.

Future payment of dividends will be subject to determination and declaration by the Board of Directors.

On February 21, 1997, the Company declared a two-for-one stock split for shareholders of record on March 14, 1997, to be effective April 1, 1997.

Item 6.  Selected Financial And Other Data
                                    For the Years Ended December 31,
                              1996         1995       1994       1993      1992
(Dollars in Thousands, Except Per Share Data)
Interest Income            $  66,171    $ 54,477    $ 47,891   $ 46,395  $ 48,306
Net Interest Income           40,752      33,989      33,166     31,555    29,775
Provision for Loan Losses      1,463         293       1,246        960     1,216

Net Income                    11,360       9,522       8,825      8,244(1)  8,376

Per Common Share:
  Net Income               $    3.96    $   3.34    $   3.10   $   2.82(1)$  2.86
  Cash Dividends Declared       1.11        1.00         .91        .83       .78
  Book Value                   30.98       28.44       25.44      23.56     21.59

Based on Net Income:
  Return on Average Assets      1.25%       1.25%       1.18%      1.14%(1)  1.27%
  Return on Average Equity     13.48       12.32       12.51      12.43 (1) 13.71
  Dividend Payout Ratio        28.03       29.94       29.34      29.44     27.25

Averages for the Year:
  Loans, Net of Unearned
    Interest              $  560,986    $432,313    $406,873   $381,807  $358,876
  Earning Assets             815,467     681,186     666,919    651,042   598,127
  Assets                     910,658     763,697     745,334    722,286   662,150
  Deposits                   770,492     657,384     647,254    630,324   573,162
  Long-Term Debt              10,120          71       1,144      1,381     3,156
  Shareholders' Equity        84,287      77,259      70,563     66,328    61,078

Year-End Balances:
  Loans, Net of Unearned
    Interest              $  672,196    $443,973    $420,804   $399,424  $369,911
  Earning Assets             905,428     716,170     645,832    675,273   619,929
  Assets                   1,021,399     813,659     742,630    762,335   686,966
  Deposits                   866,696     699,579     648,174    662,745   597,497
  Long-Term Debt              18,072       1,982           -      1,900     2,000
  Shareholders' Equity        89,500      81,158      72,400     67,140    63,169
  Equity to Assets Ratio        8.76%       9.97%       9.75%      8.81%     9.20%

Other Data:
  Average Shares
    Outstanding            2,866,399   2,853,234   2,847,492  2,924,022 2,932,123
  Shareholders of Record*      1,005         933         761        754       748
  Banking Locations*              36          30          29         30        27
  Full-Time Equivalent
    Employees*                   573         503         489        476       466

 *As of March 1st of the following year.

(1) Income before the effect of a change in accounting for income taxes was $8,728 or $2.99 per share. Return on average assets and return on average equity, both before the accounting change, were 1.21% and 13.15%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

This section provides supplemental information which should be read in conjunction with the consolidated financial statements and related notes. The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1996 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the
"Company."   The subsidiaries, collectively, are referred to as "Group
Banks."

The year-to-date averages used in this report are based on daily balances for each respective year. In certain circumstances, comparing average balances for the fourth quarter of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, fourth quarter averages have been presented for analysis and have been noted as such.

On July 1, 1996, the Company completed its acquisition of First Financial Bancorp, Inc. and its wholly-owned subsidiary, First Federal Bank (collectively referred to as "First Financial"). The acquisition was accounted for as a purchase. Operating results of First Financial are included in the Company's consolidated financial statements presented herein for the period July 1, through December 31, 1996. Financial comparisons to prior year periods are not necessarily comparable due to the impact of the acquisition.

First Financial, with assets of $244 million on the date of acquisition, was acquired for $22.00 per share in cash, or a total purchase price of approximately $20 million. The addition of First Financial expanded the number of counties served by the Company from seven to eleven and increased the number of offices from thirty-one to thirty-six. On December 6, 1996, First Federal Bank was merged into the Company's lead bank, Capital City Bank, increasing the assets of Capital City Bank to $865 million as of year-end. See Note 2 in the Notes to Consolidated Financial Statements for further information pertaining to the First Financial acquisition.

EARNINGS ANALYSIS

In 1996, the Company's earnings were $11.4 million, or $3.96 per share. This compares to earnings of $9.5 million, or $3.34 per share in 1995, and $8.8 million, or $3.10 per share in 1994.

On a per share basis, earnings increased 18.6% in 1996 versus 7.7% in 1995. Growth in operating revenues (defined as net interest income plus noninterest income) of $9.9 million, or 21.0%, and the acquisition of First Financial were the primary factors contributing to the higher level of earnings in 1996. These and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)      For the Years Ended December 31,
                                                    1996        1995         1994
Interest Income                                    $66,171     $54,477      $47,891
Taxable Equivalent Adjustments                       1,771       1,591        1,657
Total Interest Income                               67,942      56,068       49,548
Interest Expense                                    25,419      20,488       14,725
Net Interest Income                                 42,523      35,580       34,823
Provision for Loan Losses                            1,463         293        1,246
Taxable Equivalent Adjustments                       1,771       1,591        1,657
Net Interest Income After Provision
   for Loan Losses                                  39,289      33,696       31,920
Noninterest Income                                  16,316      13,170       13,009
Noninterest Expense                                 39,255      33,466       32,711
Income Before Income Taxes                          16,350      13,400       12,218
Income Taxes                                         4,990       3,878        3,393
Net Income                                         $11,360     $ 9,522      $ 8,825
Net Income Per Share                               $  3.96     $  3.34      $  3.10

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

In 1996, taxable-equivalent net interest income increased $6.9 million, or 19.5%. This follows an increase of $757,000, or 2.2% in 1995, and $1.6 million, or 4.8% in 1994. During 1996, higher levels of earning assets and growth in the loan portfolio were the primary factors contributing to the Company's overall increase in taxable equivalent net interest income. The growth in earning assets was significantly impacted by the First Financial acquisition which contributed in excess of $100 million to average earning assets for the full year.

Table 2
AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                       1996                          1995                             1994
                            Average           Average      Average           Average       Average           Average
                            Balance  Interest   Rate       Balance  Interest   Rate        Balance  Interest   Rate
Assets:
  Loans, Net of Unearned
    Interest (1)(2)       $560,986  $51,999   9.27%       $432,313  $40,872   9.45%       $406,873  $35,516   8.73%
  Taxable Investment
    Securities             138,982    8,648   6.22         139,936    7,966   5.69         146,789    7,271   4.95
  Tax-Exempt Investment
    Securities (2)          73,857    5,106   6.91          70,773    4,989   7.05          71,683    5,092   7.10
  Funds Sold                41,642    2,189   5.26          38,164    2,241   5.87          41,574    1,669   4.02
     Total Earning Assets  815,467   67,942   8.33         681,186   56,068   8.23         666,919   49,548   7.43
  Cash & Due From Banks     50,302                          49,075                          46,445
  Allowance for Loan
   Losses                   (7,374)                         (7,374)                         (7,766)
  Other Assets              52,263                          40,810                          39,736
     TOTAL ASSETS         $910,658                        $763,697                        $745,334

Liabilities:
  NOW Accounts            $102,453  $ 1,877   1.83%      $ 91,060   $1,806   1.98%        $ 92,957  $ 1,809   1.95%
  Money Market Accounts     85,256    2,523   2.96         70,188    2,108   3.00           76,173    1,731   2.27
  Savings Accounts          86,437    1,813   2.10         85,408    1,942   2.27          107,741    2,597   2.41
  Other Time Deposits      325,453   16,867   5.18        249,827   13,526   5.41          214,068    7,853   3.67
  Total Interest
    Bearing Deposits       599,599   23,080   3.85        496,483   19,382   3.90          490,939   13,990   2.85
  Funds Purchased           25,181    1,229   4.88         19,308    1,053   5.45           18,291      650   3.55
  Other Short-Term
    Borrowings               7,016      422   6.01          1,159       49   4.23              844       31   3.67
  Long-Term Debt            10,120      688   6.80             71        4   5.63            1,144       54   4.72
  Total Interest
    Bearing Liabilities    641,916   25,419   3.96        517,021   20,488   3.96          511,218   14,725   2.88
  Noninterest Bearing
    Deposits               170,893                        160,901                          156,315
  Other Liabilities         13,562                          8,516                            7,238

     TOTAL LIABILITIES     826,371                        686,438                          674,771

Shareholders' Equity:
  Common Stock                  29                              31                             31
  Additional Paid
    In Capital               4,846                           5,867                          5,852
  Retained Earnings         79,412                          71,361                         64,680
TOTAL SHAREHOLDERS'
  EQUITY                    84,287                          77,259                         70,563
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY    $910,658                        $763,697                       $745,334

Interest Rate Spread                          4.37%                          4.27%                          4.55%
Net Interest Income                 $42,523                        $35,580                        $ 34,823
Net Interest Margin (3)                       5.21%                          5.22%                          5.22%

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $2,241,000, $1,469,000 and $1,619,000 in 1996,
1995, and 1994, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate for 1996 and 34% for prior years to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.
(3) Net interest income divided by earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)
(Taxable Equivalent Basis - Dollars in Thousands)
                                                           1996 Change From 1995                1995 Change From 1994
                                                                    Due To Average                      Due To Average
                                                           Total    Volume(3)  Rate             Total   Volume    Rate
Earning Assets:
  Loans, Net of Unearned Interest(2)                     $11,127   $12,160  $(1,033)           $5,356   $2,221   $3,135
  Investment Securities:
    Taxable                                                  682       (54)     736               695     (339)   1,034
    Tax-Exempt (2)                                           117       217     (100)             (103)     (65)     (38)
  Funds Sold                                                 (52)      204     (256)              572     (137)     709

  Total                                                   11,874    12,527     (653)            6,520    1,680    4,840

Interest Bearing Liabilities:
  NOW Accounts                                                71       226     (155)               (3)     (37)      34
  Money Market Accounts                                      415       452      (37)              377     (136)     513
  Savings Accounts                                          (129)       23     (152)             (655)    (538)    (117)
  Other Time Deposits                                      3,341     4,091     (750)            5,673    1,312    4,361
  Funds Purchased                                            176       320     (144)              403       36      367
  Other Short-Term Borrowings                                373       248      125                18       12        6
  Long-Term Debt                                             684       566      118               (50)     (50)       -

  Total                                                    4,931     5,926     (995)            5,763      599    5,164

Change in Net Interest Income                            $ 6,943    $6,601     $342            $  757   $l,081   $ (324)

(1) This table shows the change in net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 1996 and 34% for prior years to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3) A significant portion of the average volume increase can be directly attributed to the acquisition of First Financial on July 1, 1996.

Subsequent to the first quarter of 1995, interest rates began to fall and continued their decline through the end of 1995, only to begin rising again early in 1996. While rates on maturities of less than one year are relatively unchanged from year-end 1995, rates on maturities of one year and beyond have increased, thus steepening the yield curve. During 1996 both the average prime and fed funds rates declined slightly relative to their 1995 levels.

For the year 1996, taxable equivalent interest income increased $11.9 million, or 21.2%, over 1995, compared to an increase of $6.5 million, or 13.2% in 1995 over 1994. The Company's taxable equivalent yield on average earning assets of 8.33% represents a 10 basis point increase over 1995, compared to an 80 basis point improvement in 1995 over 1994. In 1996 interest income was positively impacted by loan growth and the acquisition of First Financial, which contributed approximately $8.9 million to interest income. The higher yield in 1996 reflects a more favorable earning asset mix as the loan portfolio, which is the largest and highest yielding component of earning assets, increased from 63.4% in the fourth quarter of 1995 to 72.6% in the comparable quarter of 1996. The significant improvement in yield in 1995 reflects the overall level of interest rates and a favorable earning asset mix as compared to 1994.

Interest expense increased $4.9 million, or 24.1% over 1995, compared to an increase of $5.8 million, or 39.1% in 1995 over 1994. The average rate paid on interest bearing liabilities was 3.96% in 1996 and 1995, compared to 2.88% in 1994. The higher level of interest expense in 1996 is attributable to the acquisition of First Financial which, including $.5 million in interest on acquisition financing, added $5.2 million to total interest expense. The level of interest expense was also impacted by a reduction in rates on the Company's non-maturity deposits and the favorable repricing of approximately $31.0 million in promotional certificates of deposit which were issued late in the first quarter of 1995 and repriced in January of 1996.
Although there was no change from 1995 to 1996 in the average rate paid for the full year, the acquisition of First Financial increased the Company's average rate paid on interest bearing liabilities from 3.68% in the second quarter of 1996 to 4.09% in the fourth quarter.
The higher average rate for the fourth quarter is attributable to the mix of the acquired deposits. Certificates of deposit, generally a higher cost deposit product, totaled $150 million, or 75% of First Financial's total deposits. As a percent of consolidated deposits, certificates increased to 45.5% in the fourth quarter of 1996 from 38.9% in the comparable quarter of 1995. The sharp increase in the level of interest expense and the average rate paid from 1994 to 1995 is attributable to the level of interest rates, issuance of $31.0 million in promotional certificates of deposit and a general shift in depositor's preference from non-maturity deposits to certificates.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased ten basis points in 1996 and decreased 28 basis points in 1995. The increase in 1996 over 1995 is attributable to the higher yield on earning assets, while the reduction in spread in 1995 over 1994 is attributable to the higher cost of funds.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.21% in 1996, compared to 5.22% in 1995 and 1994. Growth in the loan portfolio has enabled the Company to maintain stable margins over the last three years. During the first half of 1996, margins improved to a level of 5.53% during the second quarter. In the second half, however, the margin averaged 5.02%, reflecting the acquisition of First Financial and resulting in a net interest margin for the year of 5.21%.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition."


Provision for Loan Losses

The provision for loan losses was $1.5 million in 1996 versus $293,000 in 1995 and $1.2 million in 1994. The provision approximates total net charge-offs for 1996. The Company's credit quality measures continue to improve with a nonperforming loans ratio of .44% compared to 1.05% at year-end 1995, and a net charge-off ratio of .27% versus
 .32% in 1995.

At December 31, 1996, the allowance for loan losses totaled $8.2 million compared to $6.5 million in 1995. At year-end 1996, the allowance represented 1.22% of total loans and 276% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the potential for loss inherent in the portfolio at year-end. See the section entitled "Financial Condition" for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                         1996     1995     1994
     Provision for Loan Losses as a
       Multiple of Net Charge-offs       1.0x      .2x     1.0x
     Pre-tax Income Plus Provision
       for Loan Losses as Multiple
       of Net Charge-offs               11.7x    10.0x    10.4x

Noninterest Income

In 1996, noninterest income increased 23.9% and represented 28.6% of operating income, compared to 1.2% and 27.9%, respectively, in 1995. Overall, the acquisition of First Financial did not significantly impact noninterest income during 1996. The increase is principally attributable to the implementation of recommendations resulting from a profit enhancement program conducted in the latter half of 1995 and repricing of the Bank's service fees. Factors affecting noninterest income are discussed below.

Service charges on deposit accounts increased $2.0 million, or 35.8%, in 1996, compared to an increase of $241,000, or 4.5%, in 1995. Although service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges, the increase in 1996 is primarily attributable to an increase in bank service fees which went into effect on July 1.

Data processing revenues increased $361,000, or 13.8%, in 1996 versus an increase of $174,000, or 7.1%, in 1995. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. In recent years, revenue gains have been attributable to growth in processing for both financial and non-financial clients. In 1996, processing revenues for non-financial entities represented approximately 55% of the total processing revenues, up from 52% in 1995.

In 1996, trust fees increased $222,000, or 23.6%, compared to $262,000, or 38.5% in 1995. The increase in 1996 is attributable to a price increase, effective January 1, and growth in managed assets. At year-end 1996 assets under management totaled $131.3 million, reflecting growth of $15.3 million, or 13.2%. In January 1995, the Company changed its method of income recognition for Capital City Trust Company ("CCTC") from cash to accrual. This change in method resulted in a one-time adjustment which increased CCTC revenues by $166,000 during the first quarter of 1995. The remaining increase in fees of approximately $96,000 is attributable to the growth in assets under management which increased $12.6 million, or 12.2%.

The net gains and losses recognized in 1996 were related to bonds called during the year and loan securitization, and are not material. The net loss recognized in 1994 consisted of gross gains of $13,000 and losses of $160,000. Of the $160,000 in losses, $152,000 reflects management's decision to sell approximately $7.0 million in securities (including U.S. Governments and municipals) and reinvest the proceeds in higher yielding securities.

Other noninterest income increased $500,000, or 12.6%, in 1996 versus a decrease of $671,000, or 14.5% in 1995. The increase in 1996 is attributable to higher check printing income and gains recognized on the sale of real estate loans. The decrease in 1995 is attributable to gains on the sale of real estate recognized in 1994 and a reduction in mortgage origination fees. During 1994, the Company recognized gains on the sale of real estate (including other real estate and bank premises) totaling $827,000, compared to $94,000 in 1995. Mortgage origination volume declined $9.4 million, or 27.0% in 1995, resulting in a reduction in mortgage fees of $220,000, or 30.8%. These reductions in income were partially offset by a $295,000 increase in credit card income attributable to higher volume.

Noninterest income as a percent of average assets was 1.79% in 1996 compared to 1.72% in 1995 and 1.75% in 1994.

Noninterest Expense

Total noninterest expense for 1996 was $39.3 million, an increase of $5.8 million, or 17.3%, over 1995, compared with an increase of $755,000, or 2.3% in 1995 over 1994. Excluding the acquisition of First Financial, noninterest expense increased approximately $2.5 million, or 7.4%. Factors impacting the Company's noninterest expense during 1996 and 1995 are discussed below.

The Company's aggregate compensation expense totaled $21.0 million, an increase of $3.1 million, or 17.1%($1.5 million, or 8.4% excluding First Financial), over 1995. Normal raises and the addition of 80 associates from First Financial contributed to a $2.1 million, or 14.4%, increase in salaries. Retirement expense increased $473,000, or 52.5%, due to higher costs associated with the Company's pension plan and adoption of a Supplemental Employee Retirement Plan in 1996. Additionally, a higher stock price and an increase in the number of associates covered under the Company's Associate Incentive Plan resulted in a $316,000, or 74.5% increase in other compensation expense. In 1995, total compensation expense increased $872,000, or 5.1%, over 1994. Salaries increased $530,000, or 3.8%, due to normal annual raises. Employee insurance and expenses associated with the Company's Associate Incentive Plan accounted for the remaining increase of $342,000.

Occupancy expense (including furniture, fixtures & equipment) was up by $1.1 million, or 18.1%, in 1996, compared to $631,000, or 12.0%, in
1995. The increase in both years is attributable to higher depreciation expense which increased $446,000 and $447,000, respectively, and maintenance/repairs which increased $272,000 and $195,000, respectively. First Financial added approximately $470,000 to total occupancy expense in 1996.

Other noninterest expense increased $1.6 million, or 17.1%, in 1996, compared to a decrease of $748,000, or 7.2%, in 1995. The increase in 1996 is attributable to the acquisition of First Financial which added $1.3 million to other noninterest expense. For 1996, deposit insurance premiums were substantially eliminated for well capitalized banks, resulting in a reduction in premiums of $600,000 over 1995.
The reduction was offset by a $607,000 increase in professional fees attributable to the hiring of consultants to assist with various corporate initiatives including data processing conversions, technology, restructurings and the development of a strategic plan. The decrease in 1995 is primarily attributable to a reduction in FDIC insurance premiums and corporate reorganization expenses. Effective June 1, 1995, the Federal Deposit Insurance Corporation reduced deposit insurance premiums from $.23 per $100 in deposits to $.04 per $100. This resulted in a reduction of premiums for 1995 of $700,000. Corporate reorganization expenses incurred in 1994 totaled $731,000 and thus the elimination of these expenses in 1995 contributed to the overall expense reduction in this category.

Net noninterest expense (defined as noninterest income minus noninterest expense) as a percent of average assets was 2.52% in 1996 compared to 2.66% in 1995 and 2.64% in 1994.

Income Taxes

The consolidated provision for federal and state income taxes was $5.0 million in 1996 compared to $3.9 million in 1995 and $3.4 million in 1994. The increase in the tax provision over the last three years is primarily attributable to the higher level of taxable income.

The effective tax rate was 30.5% in 1996, 28.9% in 1995, and 27.8% in 1994. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate is primarily attributable to the decreasing level of tax-exempt income relative to pre-tax income. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 20.1% in 1996, 23.0% in 1995, and 25.1% in 1994.

FINANCIAL CONDITION

Average assets increased $147.0 million, or 19.2%, from $763.7 million in 1995 to $910.7 million in 1996. Average earning assets increased to $815.5 million in 1996, a $134.3 million, or 19.7% increase over 1995. Excluding First Financial, average assets and average earning assets increased $32.0 million, or 4.2%, and $24.7 million, or 3.6%, respectively. In 1996, roughly 78% of the average asset growth and 90% of the average deposit growth is attributable to the acquisition. Average loans increased $128.7 million, or 29.8%, and accounted for 96% of the total growth in average earning assets. Loan growth in 1996 was funded through deposit growth and maturities in the investment portfolio.

Table 2 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Local markets served by Group banks were generally improved during 1996. Loan demand was steady and growth was spread evenly throughout the year. The First Financial acquisition increased the number of markets served and enhanced the Company's line of mortgage products and services. Price and product competition continued to strengthen during 1996 and there was increased demand for fixed rate financing. Real estate lending, an area of primary focus, continued to improve. Other areas reflecting stronger demand included home equity and indirect automobile lending. Following the Company's restructuring in 1995, there has been increased emphasis on product marketing.

Although management is continually evaluating alternative sources of revenue, lending is a major component of the Company's business and is key to profitability. While management strives to grow the Company's loan portfolio, it can do so only by adhering to sound banking principles applied in a prudent and consistent manner. Management consistently strives to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings.

Table 4
SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                1995 to     Percentage                  Components
                                 1996        of Total            of Total Earning Assets
                                Change        Change             1996       1995     1994
Loans:
  Commercial, Financial
    and Agricultural           $ 9,811         7.3%               7.1%       7.1%     6.6%
  Real Estate - Construction     5,883         4.3                3.9        3.7      3.1
  Real Estate - Mortgage        92,615        69.0               42.8       37.7     38.0
  Consumer                      20,364        15.2               15.0       15.0     13.3
    Total Loans                128,673        95.8               68.8       63.5     61.0

Securities:
  Taxable                         (954)        (.7)              17.0       20.5     22.0
  Tax-Exempt                     3,084         2.3                9.1       10.4     10.8
    Total Securities             2,130         1.6               26.1       30.9     32.8

Funds Sold                       3,478         2.6                5.1        5.6      6.2

    Total Earning Assets      $134,281       100.0%             100.0%     100.0%   100.0%

The Company's average loan-to-deposit ratio increased from 65.8% in 1995 to 72.8% in 1996 and reached a level of 78.4% in the fourth quarter. The average loan-to-deposit ratio for 1994 was 62.9%. This ratio for 1996 was significantly impacted by First Financial, which at the time of acquisition had a loan-to-deposit ratio of 93.6%.

Real estate construction and mortgage loans, combined, represented 71.5% of total loans (net of unearned interest) in 1996 versus 64.8% in 1995. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 1996, based upon maturities. Demand loans and overdrafts are reported in the category of one year or less. As a percent of the total portfolio, loans with a fixed interest rate have declined from 30.2% in 1995 to 29.0% in 1996.

Allowance for Loan Losses

Management attempts to maintain the allowance for loan losses at a level sufficient to provide for potential losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. The evaluations are based on the collectibility of loans and take into consideration such factors as growth and composition of the loan portfolio, evaluation of potential losses, past loss experience and general economic conditions. As part of these evaluations, management reviews all loans which have been classified internally or through regulatory examination and, if appropriate, allocates a specific reserve to each of these individual loans. Further, management establishes a general reserve to provide for losses inherent in the loan portfolio which are not specifically identified. The general reserve is based upon management's evaluation of the current and forecasted operating and economic environment coupled with historical experience. The allowance for loan losses is compared against the sum of the specific reserves plus the general reserve and adjustments are made, as appropriate. Table 7 analyzes the activity in the allowance over the past five years.

Table 5
LOANS BY CATEGORY
(Dollars in Thousands)
                                            As of December 31,
                                 1996       1995       1994      1993      1992
Commercial, Financial and
  Agricultural               $ 57,023   $ 46,149   $ 39,288  $ 46,963  $ 57,188
Real Estate - Construction     30,594     28,391     24,314    22,968    19,103
Real Estate - Mortgage        449,905    259,503    255,755   242,741   212,080
Consumer                      137,153    113,736    106,656    93,895    89,848
     Total Loans             $674,675   $447,779   $426,013  $406,567  $378,219

Table 6
LOAN MATURITIES
(Dollars in Thousands)
                                             Maturity Periods

                                                  Over  One     Over
                                    One Year       Through      Five
                                    Or  Less      Five Years    Years      Total
Commercial, Financial and
  Agricultural                     $ 38,381       $ 13,618    $ 5,024   $ 57,023
Real Estate                         334,882        126,220     19,397    480,499
Consumer                             45,409         91,093        651    137,153
     Total                         $418,672       $230,931    $25,072   $674,675


Loans with Fixed Rates             $ 48,302       $129,361    $18,032   $195,695
Loans with Floating or
  Adjustable Rates                  370,370        101,570      7,040    478,980

     Total                         $418,672       $230,931    $25,072   $674,675

The allowance for loan losses at December 31, 1996 of $8.2 million compares to $6.5 million at year-end 1995. First Financial had an established allowance at the time of acquisition of $1.8 million. The allowance as a percent of total loans declined from 1.46% in 1995 to 1.22% in 1996. The lower percentage reflects a reduction in the Company's nonperforming loans and continued low levels of net charge-offs. See the section entitled "Risk Element Assets" for a further discussion.

There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing the allowance, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 1996, is adequate to absorb losses from loans in the portfolio as of year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the past five years. The allocation of the allowance is developed using management's best estimates based upon available information such as regulatory examinations, internal loan reviews and historical data and trends. The allocation by loan category reflects a base level allocation derived primarily by analyzing the level of problem loans, specific reserves and historical charge-off data. Current and forecasted economic conditions, and other judgmental factors which cannot be easily quantified (e.g. concentrations) are not presumed to be included in the base level allocations, but instead are covered by the unallocated portion of the reserve. The Company faces a geographic concentration as well as a concentration in real estate lending. Both risks are cyclical in nature and must be considered in establishing the overall allowance for loan losses. Reserves in excess of the base level reserves are maintained in order to properly reserve for the losses inherent in the Company's portfolio due to these concentrations and anticipated periods of economic difficulties.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                                For the Years Ended December 31,
                                          1996       1995      1994      1993      1992
Balance at Beginning of Year            $6,474     $7,551    $7,594    $7,585    $7,670
Acquired Reserves                        1,769         -         -         -         -
Charge-Offs:
Commercial, Financial
  and Agricultural                         466        520       575       556       511
Real Estate-Construction                    -          -         -         -         33
Real Estate-Mortgage                        91        139       315        81       460
Consumer                                 1,585      1,237       865       884       929
     Total Charge-Offs                   2,142      1,896     1,755     1,521     1,933

Recoveries:
Commercial, Financial
  and Agricultural                         200        157       104       198       231
Real Estate - Construction                   3         -         -         -         -
Real Estate - Mortgage                      -          -         12         8         7
Consumer                                   412        369       350       364       394
     Total Recoveries                      615        526       466       570       632

Net Charge-Offs                          1,527      1,370     1,289       951     1,301

Provision for Loan Losses                1,463        293     1,246       960     1,216

Balance at End of Year                  $8,179     $6,474    $7,551    $7,594    $7,585

Ratio of Net Charge-Offs During
  Year to Average Loans Out-
  standing, Net of Unearned Interest      .27%        .32%      .32%      .25%      .36%

Allowance for Loan Losses as a
  Percent of Loans, Net of Un-
  earned Interest, at End of Year        1.22%       1.46%     1.79%     1.90%     2.05%

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs            5.36x       4.73x     5.86x     7.99x     5.83x

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

The Company's nonperforming loans decreased $1.7 million, or 36.7%, from a level of $4.7 million at December 31, 1995 to $3.0 million at December 31, 1996. During 1996, loans totaling approximately $5.1 million were added, while loans totaling $6.8 million were removed from nonaccruing status. Of the $5.1 million added, $3.5 million were acquired through the acquisition of First Financial and the remaining $1.6 million consisted of multiple small credits. Where appropriate, management has allocated specific reserves to absorb anticipated losses. Of the $6.8 million removed from the nonaccrual category, $2.0 million consists of principal reductions, $1.9 million represented loans transferred to ORE, $1.4 million in loans were refinanced, $1.2 million consists of loans brought current and returned to an accrual status and $.3 million were charged off. A majority of the Company's charge-offs in 1996 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                  1996             1995              1994              1993              1992
                                 Percent          Percent           Percent           Percent          Percent
                                of Loans         of Loans          of Loans          of Loans         of Loans
                                 in Each          in Each           in Each           in Each          in Each
                        Allow-  Category  Allow- Category  Allow-  Category  Allow-  Category  Allow- Category
                        ance    To Total  ance   To Total  ance    To Total  ance    To Total  ance   To Total
                        Amount  Loans     Amount Loans     Amount  Loans     Amount  Loans     Amount Loans
Commercial, Financial
and Agricultural      $  524      8.5%   $ 609     10.3%  $  442      9.3%  $  936     11.6%  $1,416    15.1%
Real Estate:
  Construction           237      4.5      152      6.3      187      5.7      501      5.6      647     5.0
  Mortgage             2,841     66.7    2,484     58.0    2,938     60.0    2,459     59.7    2,715    56.1
Consumer               1,623     20.3    1,044     25.4      963     25.0      420     23.1      425    23.8
Not Allocated          2,954       -     2,185        -    3,021        -    3,278        -    2,382       -
     Total            $8,179    100.0%  $6,474    100.0%  $7,551    100.0%  $7,594    100.0%  $7,585   100.0%

Table 9
RISK ELEMENT ASSETS
(Dollars in Thousands)
                                                 As of December 31,
                                       1996      1995      1994     1993     1992
Nonaccruing Loans                    $2,704    $2,996    $4,278  $ 9,353  $ 6,987
Restructured                            262     1,686     1,694       65      169
     Total Nonperforming Loans        2,966     4,682     5,972    9,418    7,156
Other Real Estate                     1,489     1,001     1,581    3,466    4,416
     Total Nonperforming Assets      $4,455    $5,683    $7,553  $12,884  $11,572

Past Due 90 Days or More             $  536    $  273    $  258  $   104  $ 2,564

Nonperforming Loans to Loans,
  Net of Unearned Interest              .44%     1.05%     1.42%    2.36%    1.93%
Nonperforming Assets to Loans,
  Net of Unearned Interest,
  Plus Other Real Estate                .66%     1.28%     1.79%    3.20%    3.09%
Nonperforming Assets to Capital(1)     4.56%     6.49%     9.45%   17.24%   16.36%
Reserve to Nonperforming Loans       275.76%   138.27%   126.44%   80.64%  105.99%

(1) For computation of this percentage, "capital" refers to shareholders' equity plus the allowance for loan losses.

The majority of nonaccrual loans are collateralized with real estate. Management continually reviews these loans and believes specific reserve allocations are sufficient to cover the loss exposure associated with these loans.

Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If nonaccruing loans had been on a fully accruing basis, interest income recorded would have been $180,000 higher for the year ended December 31, 1996.

Restructured loans are those with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower.

Other real estate totaled $1.5 million at December 31, 1996, versus $1.0 million at December 31, 1995. This category includes property owned by Group Banks which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 1996, the Company added properties totaling $2.2 million (including $1.1 million acquired through First Financial) and liquidated, partially or completely, properties totaling $1.7 million, resulting in a net increase in other real estate of $.5 million. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $1.0 million at December 31, 1996.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Group banks, and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. Capital City Bank, which operates predominately in a three-county market area in North Florida, accounted for 86.7% of the Company's total loans at year-end. Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At December 31, 1996, approximately 71.5% of the portfolio consisted of real estate loans. Residential properties comprise approximately 60% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 1996, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management will continue to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 1996, the Company's average investment portfolio increased $2.1 million, or 1.0%, compared to a decrease of $7.8 million, or 3.6% in 1995. The $2.1 million in 1996 represents the net increase after adding $35.2 million in securities acquired through the First Financial acquisition. In 1995 and 1996, maturities in the investment portfolio have been used to fund loan growth. In 1996, loan growth represented $128.7 million, or 95.8%, of the total growth in average earning assets of $134.3 million. As a percent of average earning assets, the investment portfolio represented 26.1% in 1996, compared to 30.9% in 1995. Prior to 1995 the investment portfolio, as a percent of earning assets, had been increasing reflecting the slowdown in loan production. At 26.1%, the portfolio is more in line with historical levels.

In 1996, average taxable investments decreased $1.0 million, or .7%, while tax-exempt investments increased $3.1 million, or 4.4%. Since the enactment of the Tax Reform Act of 1986, which significantly reduced the tax benefits associated with tax-exempt investments, management has monitored the level of tax-exempt investments and, until 1992, consistently reduced its holdings. Even with the growth in tax-exempt investments in recent years, the tax-exempt portfolio as a percent of average earning assets has declined from 18.9% in 1986 to 9.1% in 1996. Management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities are classified as held-to-maturity, available-for-sale or trading. Following a determination by the regulatory agencies during 1995 that the net unrealized gain
(loss) would be excluded from the computation of regulatory capital, management transferred all securities classified as held-to-maturity to available-for-sale. As of December 31, 1996, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At December 31, 1996, shareholders' equity included a net unrealized gain of $82,000, compared to $968,000 at December 31, 1995. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 1996 and 1995, was 2.35 and 2.62 years, respectively. See Table 11 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 1996, was 6.40% versus 6.20% in 1995. The quality of the municipal portfolio at such date is depicted in the chart on the following page. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareholders' equity at December 31, 1996.

Tables 10 and 11 present a detailed analysis of the Company's investment securities as to type, maturity and yield.

        MUNICIPAL PORTFOLIO QUALITY
          (Dollars in Thousands)

               Amortized Cost
Moody's Rating    (000's)      Percentage

AAA                $47,955        64.7%
AA-1                 1,198         1.6
AA                   4,030         5.4
A-1                  4,143         5.6
A                    6,863         9.2
BAA                    441          .6
Not Rated(1)         9,566        12.9
     Total         $74,196       100.0%

(1) Of the securities not rated by Moody's, $4.5 million are rated "A" or higher by S&P.

Table 10
DISTRIBUTION OF AVAILABLE-FOR-SALE INVESTMENT SECURITIES
(Dollars in Thousands)                             1996

                              Amortized    Unrealized    Unrealized      Market
Available-for-Sale              Cost         Gains         Losses         Value
U.S. Treasury                 $ 40,766      $   75         $  9        $ 40,832
U.S. Government Agencies
  and Corporations              57,381          32          376          57,037
States and Political
  Subdivisions                  74,196         620          117          74,699
Mortgage  Backed Securities     29,266         160          257          29,169
Other Securities                 5,448           4           -            5,452
  Total Investment Securities $207,057      $  891         $759        $207,189

Table 11
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
(Dollars in Thousands)                           As of December 31, 1996
                                                                      Weighted
                                   Amortized Cost    Market Value   Average Yield(1)
U. S. GOVERNMENTS
  Due in 1 year or less              $ 21,970         $ 21,621          6.07%
  Due over 1 year thru 5 years         75,177           75,277          6.10
  Due over 5 years thru 10 years        1,000              971          6.27
  Due over 10 years                        -                -            -
    TOTAL                              98,147           97,869          6.10

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                 9,000            9,175          7.04
  Due over 1 year thru 5 years         58,329           58,875          6.58
  Due over 5 years thru 10 years        4,757            4,643          6.76
  Due over 10 years                     2,110            2,006          7.94
     TOTAL                             74,196           74,699          6.68

MORTGAGE BACKED SECURITIES
  Due in 1 year or less                 1,454            1,423          5.92
  Due over 1 year thru 5 years         11,138           11,010          6.43
  Due over 5 years thru 10 years       15,436           15,506          6.70
  Due over 10 years                     1,238            1,230          6.49
     TOTAL                             29,266           29,169          6.55

OTHER SECURITIES
  Due in 1 Year or less                   999            1,003          7.32
  Due over 1 year thru 5 years            495              495          6.09
  Due over 5 years thru 10 years           -                -            -
  Due over 10 years*                    3,954            3,954          7.10
      TOTAL                             5,448            5,452          7.05

Total Investment Securities          $207,057         $207,189          6.40%

*Federal Home Loan Bank Stock and Federal Reserve Bank Stock do not have stated maturities.

(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable-equivalent basis using a 35% tax rate.

AVERAGE MATURITY (In Years)                        AS OF DECEMBER 31, 1996

U. S. Governments                                          1.68
State and Political Subdivisions                           2.78
Mortgage Backed Securities                                 4.52
     TOTAL                                                 2.35


Deposits And Funds Purchased

Average total deposits increased from $657.4 million in 1995 to $770.5 million in 1996, representing an increase of $113.1 million, or 17.2%. During the fourth quarter of 1996, deposits averaged $858.3 million. In 1995, deposits increased $10.1 million, or 1.6%. The growth in deposits during 1996 is attributable to the acquisition of First Financial which accounted for 90% of the $113.1 million increase. Beginning in 1995, the Company experienced a notable increase in competition for deposits, in terms of both rate and product.

In 1995 and 1996, a significant portion of the Company's growth was in certificates of deposit. At the time of acquisition, certificates of deposit constituted 75% of First Financial's total deposits. Thus, the acquisition further accentuated the shift in the deposit mix. During the fourth quarter of 1996, certificates of deposit represented 45.5% of the Company's total deposits compared to 38.9% in the fourth quarter of 1995. This shift in mix has contributed to a compression in the net interest margin which averaged 5.03% in the fourth quarter of 1996 versus 5.22% for the comparable quarter in 1995.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 12 reflects the shift in the Company's deposit mix over the last three years and Table 13 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average funds purchased, which include federal funds purchased and securities sold under agreements to repurchase, increased $5.9 million, or 30.4%.

Federal Funds Purchased and Securities Sold
Under Repurchase Agreements
(Dollars in Thousands)

                          1996      1995      1994

Year End Balance       $28,697   $17,367   $13,964
Rate at Year End         5.97%     4.79%     5.38%
Average Balance        $25,181   $19,308   $18,291
Average Rate             4.88%     5.45%     3.55%
Maximum Outstanding
  at Month-End         $33,349   $27,806   $35,516

Table 12
SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)
                        1995 to     Percentage
                         1996        of Total      Components of Total Deposits
                        Change        Change        1996     1995        1994
Noninterest Bearing
  Deposits            $  9,992          8.8%        22.2%    24.4%       24.1%
NOW Accounts            11,393         10.1         13.3     13.9        14.3
Money Market Accounts   15,068         13.3         11.1     10.7        11.8
Savings                  1,029           .9         11.2     13.0        16.7
Other Time              75,626         66.9         42.2     38.0        33.1
     Total Deposits   $113,108        100.0%       100.0%   100.0%      100.0%

Table 13
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)
                                              December 31, 1996
                                Time Certificates of Deposit     Percent
Three months or less                    $27,614                   38.8%
Over three through six months            18,344                   25.7
Over six through twelve months           19,042                   26.7
Over twelve months                        6,292                    8.8
     Total                              $71,292                  100.0%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position to ensure it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e. collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company and approved lines for the purchase of federal funds by the Group Banks.

As of December 31, 1996, the Company has a $25.0 million credit facility under which $10.0 million is currently available. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 1998. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the Certificate of Deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. On July 1, 1996, the Company borrowed $15.0 million in connection with the acquisition of First Financial. The average interest rate during 1996 was 6.92%.

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

At December 31, 1996, the Company had $3.1 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of two loans. The interest rates are fixed and the weighted average rate at December 31, 1996 was 6.10%. Required annual principal reductions approximate $176,000, with the remaining balances due at maturity in 2005 and 2006. The debt was used to match-fund selected lending activities and is secured by first mortgage residential real estate loans which are included in the Company's loan portfolio.

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1996, the Company had $134.8 million in commitments to extend credit and $1.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures will approximate $4.0 to $5.0 million over the next twelve months. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its ongoing obligations.

Shareholders' equity as of December 31, for each of the last three years is presented below.

Shareholders' Equity
(Dollars in Thousands)

                                1996     1995     1994

Common Stock                 $    29  $    29  $    29
Additional Paid in Capital     4,963    3,913    3,676
Retained Earnings             84,426   76,248   69,579
  Subtotal                    89,418   80,190   73,284
Unrealized Gains (Losses)         82      968     (884)
Total Shareholders'
  Equity                     $89,500  $81,158  $72,400

The Company continues to maintain a strong capital position. The ratio of shareholders' equity to total assets at year-end was 8.76%, 9.97%, and 9.75% in 1996, 1995, and 1994, respectively. The lower capital ratio in 1996 reflects the acquisition of First Financial which was accounted for as a purchase.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. Capital City Bank Group, Inc., significantly exceeded these capital guidelines, with a total risk-based capital ratio of 13.51% and a Tier 1 ratio of 12.27%, compared to 19.26% and 18.02%, respectively, in 1995.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 1996, the Company had a leverage ratio of 7.87% compared to 10.24% in 1995. See
Note 11 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

In 1996, the Board of Directors converted the Company's dividend schedule from semi-annual to quarterly payments. Dividends declared and paid totaled $1.11 per share in 1996. During the fourth quarter of 1996, the quarterly dividend was raised from $.27 per share to $.30 per share. The Company declared dividends of $1.00 per share in 1995 and $.91 per share in 1994. The dividend payout ratio was 28.0%, 29.9%, and 29.3%, for 1996, 1995 and 1994, respectively. Dividends declared per share in 1996 represented an 11.0% increase over 1995.

At December 31, 1996, the Company's common stock had a book value of $30.98 per share compared to $28.44 in 1995 and $25.44 in 1994.
Beginning in 1994, book value has been impacted by the net unrealized gains and losses on securities held as available-for-sale. At December 31, 1996, the net unrealized gain was $82,000. At December 31, 1995, the Company had a net unrealized gain of $968,000 and thus the net impact on equity for the year was a reduction in book value of $886,000, or $.31 per share.

As of February 3, 1997, the common stock of CCBG began trading on the NASDAQ National Market System under the symbol CCBG. On March 3, 1997, the high and low closing bid prices for CCBG common stock were $62.00 and $61.25, respectively. Prior to February 3, 1997, and for the last two fiscal years, there has been no established trading market for CCBG common stock, and therefore, no bid or sale quotations were generally available during such periods. Based on sales of stock of which the Company has knowledge, the stock has traded in a range of $30.00 to $42.00 per share for the two-year period ended December 31, 1996.

The Company began a stock repurchase plan in 1989, which remains in effect and provides for the repurchase of up to 300,000 shares. As of December 31, 1996, the Company had repurchased 263,580 shares under the plan. No shares were repurchased during 1996.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. In January 1997, 4,361 shares were issued based on 1996 performance at a total value of $183,000.

The Company also offers stock purchase plans to its associates and directors. In 1996, 14,369 shares were issued under these plans.

In December of 1996, the Board of Directors approved a Dividend
Reinvestment and Optional Stock Purchase Plan. It is anticipated shareholders will be able to participate in this plan in the second quarter of 1997.

Interest Rate Sensitivity

Table 14 presents the Company's consolidated interest rate sensitivity position as of year-end 1996. The objective of interest rate sensitivity analysis is to attempt to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 14 are as of December 31, 1996, which may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time. The information, as presented, incorporates certain assumptions which are set forth in the footnotes to the table.

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

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to change in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the Company's ability to react to changing interest rates and are discussed in further detail in the section entitled "Earnings Analysis."

Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement was adopted by the Company on January 1, 1996. The adoption of this standard did not have a significant impact on the financial condition or results of operations of the Company.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The statement requires that an enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. This statement was adopted by the Company on January 1, 1996 and did not have a material impact on the financial condition or results of operations of the Company.

In June 1996, the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishment of liabilities. The adoption of this standard on January 1, 1997, did not have a material impact on the financial condition or results of operations of the Company.

Table 14
INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)
                                                           December 31, 1996

                                                                                        Non-Rate
                                  0-90 Days  91-180 Days  181-365 Days   Over One Year  Sensitive    Total
Loans, Net of Unearned Interest   $236,792    $ 63,574     $ 125,790        $246,040    $    -    $  672,196
Investment Securities (1)           35,572      20,407        29,563         121,647         -       207,189
Funds Sold                          26,043          -             -               -          -        26,043
     Total Earning Assets          298,407      83,981       155,353         367,687         -       905,428

Cash, Property and Other Assets         -           -             -               -      124,150     124,150
Less: Allowance for Loan Losses         -           -             -               -       (8,179)     (8,179)
     Total Assets                 $298,407    $ 83,981     $ 155,353        $367,687    $115,971  $1,021,399

Demand Deposits                   $     -     $     -      $      -         $     -     $196,486  $  196,486
NOW Accounts(2)                    114,507          -             -               -           -      114,507
Money Market(2)                     79,352          -             -               -           -       79,352
Savings(2)                              -           -         91,986              -           -       91,986
Other Time                          99,173     124,412       100,943          59,837          -      384,365
     Total Deposits                293,032     124,412       192,929          59,837     196,486     866,696

Funds Purchased                     28,697          -             -               -           -       28,697
Other Short-Term Borrowings          2,260       5,000            -               -           -        7,260
Long-Term Debt                          -           -             -           18,072          -       18,072
Other Liabilities                       -           -             -               -       11,174      11,174
Shareholders' Equity                    -           -             -               -       89,500      89,500
     Total Liabilities
     & Shareholders' Equity       $323,989    $129,412     $ 192,929        $ 77,909   $ 297,160  $1,021,399
Interest Rate Sensitivity Gap     $(25,582)   $(45,431)    $ (37,576)       $289,778   $(181,189)         -
Cumulative Interest Rate
  Sensitivity Gap                 $(25,582)   $(71,013)    $(108,589)       $181,189          -           -

Cumulative Gap as a Percentage
  of Earning Assets                (2.83%)      (7.84%)      (11.99%)         20.01%          -           -

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

CONSOLIDATED FINANCIAL STATEMENTS


38
Report of Independent Certified Public Accountants

39
Consolidated Statements of Financial Condition

40
Consolidated Statements of Income

41
Consolidated Statements of Changes in Shareholders' Equity

42
Consolidated Statements of Cash Flows

43
Notes to Consolidated Financial Statements

Item 8.  Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. (a Florida Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                          ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 29, 1997

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands)                                As of December 31,
                                                     1996             1995
ASSETS
Cash and Due From Banks                          $   62,863         $ 61,613
Federal Funds Sold                                   21,300           41,150
Interest Bearing Deposits in Other Banks              4,743              300
Investment Securities Available-for-Sale            207,189          230,747

Loans                                               674,675          447,779
  Unearned Interest                                  (2,479)          (3,806)
  Allowance for Loan Losses                          (8,179)          (6,474)
     Loans, Net                                     664,017          437,499

Premises and Equipment                               34,006           26,240
Accrued Interest Receivable                           6,877            7,339
Intangibles                                           8,398            1,129
Other Assets                                         12,006            7,642

       Total Assets                              $1,021,399         $813,659

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                   $  196,486         $168,566
  Interest Bearing Deposits                         670,210          531,013
     Total Deposits                                 866,696          699,579

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                        28,697           17,367
Other Short-Term Borrowings                           7,260            2,400
Long-Term Debt                                       18,072            1,982
Other Liabilities                                    11,174           11,173
     Total Liabilities                              931,899          732,501

SHAREHOLDERS' EQUITY
Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares outstanding                       -               -
Common Stock, $.01 par value; 30,000,000 shares
  authorized; 2,889,183 and 2,853,716 shares
  outstanding                                            29               29
Additional Paid In Capital                            4,963            3,913
Retained Earnings                                    84,426           76,248
Net Unrealized Gain on Available-
  for-Sale Securities                                    82              968
     Total Shareholders' Equity                      89,500           81,158
       Total Liabilities and
          Shareholders' Equity                   $1,021,399         $813,659

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
                                                       For the Years Ended December 31,
                                                      1996          1995           1994
INTEREST INCOME
Interest and Fees on Loans                          $51,857       $40,826        $35,490
Investment Securities:
  U.S. Treasury                                       3,089         4,205          4,967
  U.S. Government Agencies and Corporations           4,054         3,087          1,991
  States and Political Subdivisions                   3,477         3,444          3,461
  Mortgage Backed Securities                          1,173           413             -
  Other Securities                                      332           261            313
Deposits in Other Banks                                 233             2             17
Federal Funds Sold                                    1,956         2,239          1,652
     Total Interest Income                           66,171        54,477         47,891

INTEREST EXPENSE
Deposits                                             23,080        19,382         13,990
Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                   1,229         1,053            650
Other Short-Term Borrowings                             422            49             31
Long-Term Debt                                          688             4             54
     Total Interest Expense                          25,419        20,488         14,725

Net Interest Income                                  40,752        33,989         33,166
Provision for Loan Losses                             1,463           293          1,246
Net Interest Income After Provision for
             Loan Losses                             39,289        33,696         31,920

NONINTEREST INCOME

Service Charges on Deposit Accounts                   7,670         5,649          5,408
Data Processing                                       2,969         2,608          2,434
Income from Fiduciary Activities                      1,164           942            680
Securities Transactions                                  50             8           (147)
Other                                                 4,463         3,963          4,634
     Total Noninterest Income                        16,316        13,170         13,009

NONINTEREST EXPENSE
Salaries and Employee Benefits                       21,036        17,959         17,087
Occupancy, Net                                        2,681         2,538          2,343
Furniture and Equipment                               4,266         3,346          2,910
Other                                                11,272         9,623         10,371
       Total Noninterest Expense                     39,255        33,466         32,711

Income Before Income Taxes                           16,350        13,400         12,218
Income Taxes                                          4,990         3,878          3,393
NET INCOME                                         $ 11,360      $  9,522       $  8,825

NET INCOME PER SHARE                               $   3.96      $   3.34       $   3.10

Average Common Shares Outstanding                     2,866         2,853          2,847

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands, Except per Share Data)
                                                               Unrealized
                                      Additional              Gains (Losses)
                            Common     Paid In   Retained     On Securities,
                             Stock      Capital  Earnings     Net of Taxes     Total

Balance, January 1, 1994       $29       $3,666    $63,445       $   848      $67,988
Net Income                                           8,825                      8,825
Cash Dividends
  ($.91 per share)                                  (2,590)                    (2,590)
Issuance of Common Stock                     60                                    60
Retirement of Common Stock                  (50)      (101)                      (151)
Net Change In Unrealized
   Gains (Losses)                                                 (1,732)      (1,732)

Balance, December 31, 1994      29        3,676     69,579          (884)      72,400
Net Income                                           9,522                      9,522
Cash Dividends                                      (2,853)                    (2,853)
  ($1.00 per share)
Issuance of Common Stock                   237                                    237
Transfer of Held-to-Maturity
   Securities to
   Available-for-Sale                                                 503         503
Net Change In Unrealized
   Gains (Losses)                                                   1,349       1,349

Balance, December 31, 1995       29      3,913     76,248             968      81,158
Net Income                                         11,360                      11,360
Cash Dividends
  ($1.11 per share)                                (3,182)                     (3,182)
Issuance of Common Stock                 1,050                                  1,050
Net Change In Unrealized
   Gains (Losses)                                                    (886)       (886)

Balance, December 31, 1996      $29     $4,963    $84,426        $     82     $89,500

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
                                            For the Years Ended December 31,
                                                 1996        1995       1994
Net Income                                   $ 11,360     $ 9,522    $ 8,825
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
Provision for Loan Losses                       1,463         293      1,246
Depreciation and Amortization                   4,336       2,613      2,257
(Gain) on Sale of Properties                      (40)        (83)      (812)
(Gain) on Sale of Real Estate Loans              (194)         -          -
Non-Cash Compensation                             589         206         70
Deferred Income Taxes                           1,043         893        101
Net Increase in
  Interest Receivable                          (2,018)     (1,793)       (79)
Net (Increase) Decrease in
  Other Assets                                  3,403       1,450      1,545
Net Increase in
  Other Liabilities                             4,198       3,817        604
Net Cash Provided by Operating Activities      24,140      16,918     13,757

Cash Flows Used in Investing Activities:
Proceeds from Payments/Maturities of
  Investment Securities Held-to-Maturity           -       48,529     77,324
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale     75,252      32,486     17,389
Purchase of Investment Securities
  Held-to-Maturity                                 -      (27,000)   (64,865)
Purchase of Investment Securities
  Available-for-Sale                          (54,356)    (83,621)   (11,398)
Net Increase in Loans                         (36,558)    (24,539)   (22,669)
Purchase of Premises & Equipment               (2,550)     (4,482)    (6,065)
Sale of Premises & Equipment                    1,570          89        279
Net Cash Used to Fund Acquisition             (16,167)         -          -
Net Cash Used in Investing Activities         (32,809)    (58,538)   (10,005)

Cash Flows Provided by (Used in)
  Financing Activities:
Net Increase (Decrease) in Deposits           (37,988)     51,405    (14,571)
Net Increase (Decrease) in Federal
  Funds Purchased                              11,330       3,403     (9,300)
Net Increase (Decrease) in Other
  Short-Term Borrowings                        10,340       1,401       (202)
Addition to Long-Term Debt                     17,180       1,982         -
Repayment of Long-Term Debt                    (1,090)         -      (1,900)
Dividends Paid                                 (5,721)     (2,590)    (2,447)
Issuance (Repurchases) of Common Stock            461          15       (156)
Net Cash Provided by (Used in) Financing
   Activities                                  (5,488)     55,616    (28,576)

Net Increase (Decrease) in Cash
  and Cash Equivalents                        (14,157)     13,996    (24,824)
Cash and Cash Equivalents at Beginning
  of Year                                     103,063      89,067    113,891
Cash and Cash Equivalents at End
  of Year                                    $ 88,906    $103,063   $ 89,067

Supplemental Disclosures:

Interest on Deposits                         $ 25,959    $ 18,441   $ 14,381
Interest on Debt                             $  2,339    $  1,106   $    735
Taxes Paid                                   $  3,722    $  2,868   $  3,614
Securities Transferred from
   Held-to-Maturity To
   Available-for-Sale                        $     -     $122,630   $     -
Loans Transferred To Other Real Estate       $  2,192    $    647   $    453

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold.
Generally, federal funds are purchased and sold for one-day periods and all items have an initial maturity of ninety days or less.

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. Gains and losses are recognized and reported separately in the Consolidated Statements of Income upon realization or when impairment of values is deemed to be other than temporary. Gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Income and reported net of taxes as a separate component of shareholders' equity until realized.

Loans

Loans are stated at the principal amount outstanding. Interest income is generally accrued based on outstanding balances. Fees charged to originate loans and loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

Allowance for Loan Losses

The reserve is that amount considered adequate to absorb possible losses in the portfolio based on management's evaluations of the size and current risk characteristics of the loan portfolio. Such evaluations consider the balance of impaired loans (which are defined as all nonperforming loans except residential mortgages and groups of small homogeneous loans), prior loan loss experience as well as the impact of current economic conditions. Specific provision for loan losses is made for impaired loans based on a comparison of the recorded carrying value in the loan to either the present value of the loan's expected cash flow, the loan's estimated market price or the estimated fair value of the underlying collateral. Specific and general provisions for loan losses are also made based on other considerations.

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

Intangible assets consist primarily of goodwill which was recognized in connection with the acquisition of First Financial Bancorp, Inc. and core deposit assets. All intangible assets are being amortized on the straight-line method over various periods ranging from one to 25 years with the majority being written off over an average life of approximately 15 years.

The pretax amortization of all intangible assets was approximately $570,000 in 1996, $250,000 in 1995, and $341,000 in 1994. The Company
adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996 and SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on
January 1, 1997.    The adoption of SFAS No. 122 and 125 did not have
a significant impact on the financial condition or results of operations of the Company.

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was adopted on January 1, 1996. The adoption did not have a significant impact on the financial condition or results of operations of the Company.

Income Taxes

The Company files consolidated federal and state income tax returns. In general, the parent company and its subsidiaries compute their tax provisions as separate entities prior to recognition of any tax expenses which may accrue from filing a consolidated return.

Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Note 2

BUSINESS COMBINATION

On July 1, 1996, the Company completed its acquisition of First Financial Bancorp, Inc.("First Financial"), parent company of First Federal Bank. First Financial was acquired for $20 million in cash. The Company borrowed $15 million to fund the acquisition. As of June 30, 1996, First Financial had approximately $244 million in assets, $192 million in loans, $205 million in deposits, $15 million in equity and operated five branch locations in North Florida.

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

The following table sets forth the unaudited pro forma summary results of operations for the years ended December 31, 1996 and 1995, assuming the acquisition of First Financial, including the related debt financing, had been consummated as of January 1, 1995. The pro forma results are not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 1995, or that may occur in the future (dollars in thousands).

                                  1996     1995

Net Interest Income            $ 43,951  $  39,457

Net Income                     $ 11,444  $   9,858

Net Income Per Share           $   3.99  $    3.46

Note 3

INVESTMENT SECURITIES

The amortized cost and related market value of investment securities at December 31, were as follows:

(Dollars in Thousands)
                                                              1996
                                        Amortized    Unrealized    Unrealized      Market
                                          Cost         Gains         Losses         Value
U.S. Treasury                           $ 40,766       $   75         $  9        $40,832
U.S. Government Agencies
  and Corporations                        57,381           32          376         57,037
States and Political
  Subdivisions                            74,196          620          117         74,699
Mortgage Backed Securities                29,266          160          257         29,169
Other Securities                           5,448            4           -           5,452
  Total Investment Securities           $207,057       $  891         $759       $207,189


                                                              1995
                                        Amortized    Unrealized    Unrealized      Market
                                          Cost         Gains         Losses         Value
U.S. Treasury                           $ 72,289       $  470         $ 54        $72,705
U.S. Government Agencies
  and Corporations                        70,883          264           96         71,051
States and Political
  Subdivisions                            75,986        1,037          143         76,880
Mortgage Backed Securities                 5,965           47           26          5,986
Other Securities                           4,107           19            1          4,125
  Total Investment Securities           $229,230       $1,837         $320       $230,747

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years is as follows:

(Dollars in Thousands)
                         Total              Gross            Gross
          Year          Proceeds        Realized Gains  Realized Losses
          1996          $40,864              $80             $ 30
          1995          $25,296              $11             $  3
          1994          $11,476              $13             $160

Total proceeds include principal reductions in mortgage backed securities and proceeds from securities which were called of $37,359,000, $22,546,000, and $4,033,000, in 1996, 1995, and 1994,
respectively.

As of December 31, 1996, the Company's investment securities had the following maturity distribution:

(Dollars in Thousands)
                                   Amortized Cost          Market Value
Due in one year or less               $ 31,169                $ 31,799
Due after one through five years       134,001                 134,647
Due after five through ten years         5,757                   5,614
Over ten years                           6,064                   5,960
Mortgage Backed Securities              29,266                  29,169
   Total Investment Securities        $207,057                $207,189

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $52,074,000 and $60,289,000 at December 31, 1996, and 1995, respectively, were pledged to secure public deposits and for other purposes.

Note 4

LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)
                                     1996              1995
Commercial, Financial and
  Agricultural                     $ 57,023          $ 46,149
Real Estate - Construction           30,594            28,391
Real Estate - Mortgage              449,905           259,503
Consumer                            137,153           113,736
     Total Gross Loans             $674,675          $447,779

Nonaccruing loans amounted to $2,704,000 and $2,996,000 at December 31, 1996 and 1995, respectively. Restructured loans amounted to $262,000 and $1,686,000 at December 31, 1996 and 1995, respectively.
If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $195,000 higher in 1996 and $320,000 higher in 1995.

Note 5

ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)
                                      1996       1995      1994
Balance, Beginning of Year            $6,474    $7,551     $7,594
Acquired Reserves                      1,769        -          -
Provision for Loan Losses              1,463       293      1,246
Recoveries on Loans
  Previously Charged-Off                 615       526        466
Loans Charged-Off                     (2,142)   (1,896)    (1,755)
Balance, End of Year                  $8,179    $6,474     $7,551

Selected information pertaining to impaired loans, at December 31, is as follows:

(Dollars in Thousands)
                                              1996                        1995
                                                   Valuation                   Valuation
                                     Balance       Allowance      Balance      Allowance
  With Related Credit Allowance       $  592         $  165       $  946        $  334
  Without Related Credit Allowance     2,374             -         1,962            -
  Average Recorded Investment for
     the Period                        1,419             -         3,282            -

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the year ended December 31, 1996, the Company recognized $26,000 in interest income on impaired loans, of which $25,000 was collected in cash.
Note 6

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)                  1996                1995
Land                                  $ 9,138             $ 5,705
Buildings                              23,186              21,120
Fixtures and Equipment                 23,245              18,409
  Total                                57,929              45,234
Accumulated Depreciation              (21,563)            (18,994)
Premises and Equipment, Net           $34,006             $26,240

Note 7

DEPOSITS

Interest bearing deposits, by category, as of December 31, are as follows:

(Dollars in Thousands)
                                           1996              1995
NOW Accounts                           $114,507          $122,517
Money Market Accounts                    79,352            67,942
Savings Accounts                         91,986            78,522
Other Time Deposits                     384,365           262,032
   Total                               $670,210          $531,013

Time deposits in denominations of $100,000 or more totaled $71,292,000 and $45,366,000 at December 31, 1996 and 1995, respectively.

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December 31, 1996 and 1995, were $25,249,000 and $29,811,000, respectively.

Interest expense on deposits for the three years ended December 31, is as follows:

(Dollars in Thousands)
                                        1996           1995           1994
NOW Accounts                         $ 1,877        $ 1,806        $ 1,809
Money Market Accounts                  2,523          2,108          1,731
Savings Accounts                       1,813          1,942          2,597
Other Time Deposits                   16,867         13,526          7,853
  Total                              $23,080        $19,382        $13,990

Note 8

DEBT

As of December 31, 1996, the Company has a $25.0 million credit facility. The facility offers the Company an unsecured, revolving line of credit for a period of three years and matures in November 1998. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the Certificate of Deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years.
On July 1, 1996, the Company borrowed $15.0 million in connection with the acquisition of First Financial. The average interest rate during 1996 was 6.92%. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. On December 31, 1996, the Company's capital exceeded the most restrictive covenants of the agreement.

At December 31, 1996, the Company had $3.1 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of two loans. The interest rates are fixed and the weighted average rate at December 31, 1996 was 6.10%. Required annual principal reductions approximate $176,000, with the remaining balances due at maturity in 2005 and 2006. The debt was used to match-fund selected lending activities and is secured by first mortgage residential loans which are included in the Company's loan portfolio.

As of December 31, 1996 and 1995, the Company had other short-term borrowings totaling $7.3 million and $2.4 million, respectively. At December 31, 1996, these borrowings included $5.0 million in short-term debt to the Federal Home Loan Bank with a fixed rate of 6.99% secured by first mortgage residential real estate loans, and $2.3 million in Treasury, Tax and Loan notes with an average rate of 3.22% and secured by investment securities. At December 31, 1995, there was no short-term debt outstanding with the Federal Home Loan Bank and the average rate on the Treasury, Tax and Loan notes was 4.23%.

Note 9

INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:

(Dollars in Thousands)
                                    1996       1995      1994
Current:
  Federal                         $3,494     $2,646    $2,894
  State                              453        339       398
Deferred:
  Federal                            891        762        87
  State                              152        131        14
     Total                        $4,990     $3,878    $3,393

The net deferred tax asset and the temporary differences comprising that balance at December 31, 1996 and 1995, are as follows:

(Dollars in Thousands)
                                                 1996           1995
Deferred Tax Asset attributable to:
  Allowance for Loan Losses                    $2,506        $2,438
  Stock Incentive Plan                            383           314
  Writedown of Real Estate Held for Sale          196            25
  Other                                           142            28
    Total Deferred Tax Asset                   $3,227        $2,805

Deferred Tax Liability attributable to:
  Premises and Equipment                          705           851
  Employee Benefits                               693           593
  Acquired Deposits                               225             -
  Securities Accretion                            154            81
  Deferred Loan Fees                              382           109
  Unrealized Gains on Investment Securities        50           549
  Other                                           163             3
    Total Deferred Tax Liability                2,372         2,186
Net Deferred Tax Asset                         $  855        $  619

Income taxes provided were less than the tax expense computed by applying the statutory federal income tax rates to income. The primary differences are as follows:

(Dollars in Thousands)
                                     1996        1995        1994
Statutory Rate                         35%         34%         34%
Computed Tax Expense                $ 5,722      $4,556      $4,154
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income       (1,100)     (1,046)     (1,079)
    State Income Taxes,
    Net of Federal Income
    Tax Benefit                         293         310         272
    Other                                75          58          46
Actual Tax Expense                  $ 4,990      $3,878      $3,393

Note 10

EMPLOYEE BENEFITS

The Company sponsors a noncontributory pension plan covering substantially all of its employees. Benefits under this plan generally are based on the employee's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes.

The following table details the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)
Components of Pension               1996         1995       1994
  Expense:
  Service Cost                    $1,241       $  774     $  764
  Interest Cost                    1,156          983        848
  Actual Return on Plan Assets    (2,781)      (3,029)      (318)
  Net Amortization and Deferral    1,532        2,173       (406)
    Total                         $1,148       $  901     $  888

Actuarial Present Value of
  Benefit Obligations:

Accumulated Benefit
 Obligations:
  Vested                         $10,753       $ 8,353     $6,861
  Nonvested                        1,816         1,695      1,097
                                 $12,569       $10,048     $7,958

Plan Assets at Fair Value
  (primarily listed stocks
  and bonds, U.S. Government
  securities and interest
  bearing deposits)              $20,041       $15,946    $12,156
Projected Benefit Obligation     (17,551)      (14,565)   (11,672)
Plan Assets in Excess of
  Projected Benefit Obligation     2,490         1,381        484
Unrecognized Net Loss                852         1,636      2,187
Unrecognized Net Asset            (1,176)       (1,412)    (1,648)
Prepaid Pension Cost             $ 2,166       $ 1,605    $ 1,023

Major Assumptions:

  Discount Rate                    7.50%         7.50%      8.25%

  Rate of Increase in
    Compensation Levels            5.50%         5.50%      5.50%

  Expected Long-Term Rate
    of Return on Plan Assets       8.25%         7.50%      7.50%

In 1996, the Company adopted a Supplemental Employee Retirement Plan. The Company recognized expense during 1996 of $145,000 and recorded a minimum liability of $214,000 at December 31, 1996.

The Company has an Associate Incentive Plan under which shares of the Company's stock are issued as incentive awards to selected participants. Two hundred and fifty thousand shares of common stock are reserved for issuance under this plan. The expense recorded related to this plan was approximately $740,000, $424,000, and $258,000 in 1996, 1995 and 1994, respectively. On January 23, 1997, the Company issued 4,361 shares related to performance for the year ended December 31, 1996.

The Company has an Associate Stock Purchase Plan under which employees may elect to make a monthly contribution towards the purchase of company stock on a semi-annual basis. One hundred fifty thousand shares of common stock are reserved for issuance under the Stock Purchase Plan. The Company issued 14,369 shares under the plan in 1996.

In 1996, the Company adopted a Director Stock Purchase Plan. Fifty thousand shares have been reserved for issuance. On January 15, 1997, the Company issued 4,390 shares under this plan.

Note 11

CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighed assets, and of Tier I capital to average assets. As of December 31, 1996, the Company meets all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital ratios necessary to be considered well-capitalized for Capital City Bank Group, Inc. ("CCBG, Inc.")
consolidated and its lead banking subsidiary, Capital City Bank ("CCB") as of December 31, 1996 is shown below:

(Dollars in Thousands)
                                                                         To Be Well
                                                     Required         Capitalized Under
                                                    For Capital       Prompt Corrective
                                  Actual         Adequacy Purposes    Action Provisions
                             Amount     Ratio      Amount    Ratio    Amount     Ratio
As of December 31, 1996:
Tier I Capital:
      CCBG, Inc.            $81,102    12.27%     $26,439   4.00%    $39,658    6.00%
      CCB                    77,393    13.38       23,129   4.00      34,694    6.00

Total Capital:
      CCBG, Inc.             89,281    13.51       52,878   8.00      66,097   10.00
      CCB                    84,382    14.59       46,258   8.00      57,823   10.00

Tier I Leverage:
      CCBG, Inc.                        7.87                3.00                5.00
      CCB                               8.74                3.00                5.00

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by Federal and state bank regulatory authorities. Retained earnings of bank subsidiaries available for payment of cash dividends to Capital City Bank Group, Inc. under these regulations were approximately $7.7 million at December 31, 1996.

Note 12

DIVIDEND RESTRICTIONS

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 1997, the bank subsidiaries may declare dividends without regulatory approval of $7.7 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 1997 up to the date of any such dividend declaration.

Note 13

RELATED PARTY INFORMATION

The Chairman of the Board of Capital City Bank Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $347,000, $225,000, and $242,000 during 1996, 1995, and 1994, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement provides for annual lease payments of approximately $65,000, to be adjusted for inflation in future years.

At December 31, 1996 and 1995, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $13,469,000 and $11,669,000, respectively. During 1996, $17,337,000 in new loans were made and repayments totaled $15,537,000. These loans were made on similar terms as loans to other individuals of comparable creditworthiness.

Note 14

SUPPLEMENTARY INFORMATION

Components of noninterest income in excess of 1% of total interest income and noninterest expense in excess of 1% of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)                   1996       1995       1994
Noninterest Income:
  Merchant Fee Income                  $  976     $1,227     $  932
  Gains on the Sale of Real Estate        109*        94*       827

Noninterest Expense:
  Employee Insurance                    1,163      1,068        932
  Payroll Taxes                         1,112        963        927
  Maintenance and Repairs               2,227      1,955      1,760
  Professional Fees                     1,172        565*       667
  Advertising                             620*       494*       706
  Printing & Supplies                   1,547      1,634      1,129
  Telephone                               813*       662*       700
  Insurance (including FDIC Premium)      641*     1,042      1,285
  Commission/Service Fees                 819*       878        890*
*Less than 1% of the appropriate threshold.

Note 15

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

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 1996, the amounts associated with the Company's off-balance-sheet obligations were as follows:

(Dollars in Thousands)                                                 Amount
Commitments to Extend Credit(1)                                      $134,765
Standby Letters of Credit                                            $  1,493

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

For both on- and off-balance-sheet financial instruments, the Company requires collateral to support such instruments when it is deemed necessary. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; real estate; accounts receivable; property, plant and equipment; and inventory.

Due to the close proximity and the nature of the markets served by the Company's subsidiary banks, the Company has both a geographic concentration as well as a concentration in the types of loans funded. Capital City Bank, which is headquartered in north Florida, accounts for approximately 86.7% of the Company's total loan volume. At December 31, 1996 approximately 71.5% of the Company's loan portfolio consisted of real estate related loans in north Florida.

Note 16

FAIR VALUE OF FINANCIAL INSTRUMENTS

Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include Cash and Due From Banks, Interest Bearing Deposits with Other Banks, Federal Funds Sold, Federal Funds Purchased and Securities Sold Under Repurchase Agreements, and Short-term Borrowings. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

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

Long-Term Debt - The carrying value of the Company's long-term debt approximates fair value as the current rate approximates the market rate.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. Fair value of these fees is not material.

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below:

(Dollars in Thousands)                              At December 31,
                                               1996                   1995
                                             Estimated              Estimated
                                   Carrying    Fair      Carrying     Fair
                                     Value     Value       Value      Value
Financial Assets:
Loans, Net of Allowance
    for Loan Losses                $664,017   $669,683   $437,499    $441,446

Financial Liabilities:
  Deposits                          866,696    883,643    699,579     700,868

Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 17

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands)
                                                   1996       1995
ASSETS
Cash and Due from Group Banks                    $  2,622    $ 4,378
Investment in Group Banks                         102,362     80,143
Other Assets                                          704        227
     Total Assets                                $105,688    $84,748

LIABILITIES

Dividends Payable                                $     -     $ 2,539
Long-Term Debt                                     15,000         -
Other Liabilities                                   1,188      1,051
     Total Liabilities                             16,188      3,590

SHAREHOLDERS' EQUITY

Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares outstanding                    -           -
Common Stock, $.01 par value; 30,000,000
  shares authorized; 2,889,183 and 2,853,716
  shares outstanding                                   29         29
Additional Paid in Capital                          4,963      3,913
Retained Earnings                                  84,426     76,248

Net Unrealized Gain on Group Banks'
  Available-for-Sale Securities                        82        968
     Total Shareholders' Equity                    89,500     81,158
     Total Liabilities and Shareholders' Equity  $105,688    $84,748

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income
(Dollars in Thousands)                        1996       1995      1994
OPERATING INCOME
Income Received from Group Banks:
  Dividends                                 $ 9,600     $3,884   $4,615
  Group Overhead Fees                         3,106      2,702    2,311
     Total Operating Income                  12,706      6,586    6,926

OPERATING EXPENSE
Salaries and Employee Benefits                2,353      2,064    1,565
Legal Fees                                       85         48       74
Professional Fees                               332        243      157
Advertising                                     430        391      594
Travel and Entertainment                        113         52       72
Amortization of Goodwill                         29         52       52
Interest on Debt                                523         -        54
Dues and Memberships                             56         46       49
Other                                           273        204      361
     Total Operating Expense                  4,194      3,100    2,978

Income Before Income Taxes and Equity
  in Undistributed earnings of Group Banks    8,512      3,486    3,948
Income Tax Benefit                             (380)      (135)    (233)
Income Before Equity in Undistributed
  Earnings of Group Banks                     8,892      3,621    4,181
Equity in Undistributed Earnings
  of Group Banks                              2,468      5,901    4,644
Net Income                                  $11,360     $9,522   $8,825

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows
                                                1996      1995      1994
Net Income                                   $11,360    $9,522    $8,825
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
Equity in undistributed
  earnings of Group Banks                     (2,468)    (5,901)   (4,644)
Non-Cash Compensation                            589        206        70
Amortization of Goodwill                          29         52        52
(Increase) Decrease in Other Assets             (477)       140         3
Net Increase in Other Liabilities                137        114       228
Net Cash Provided by Operating Activities      9,170      4,133     4,534

Cash Flows Used in Financing Activities:
Addition to Long-Term Debt                    15,000        -         -
Acquisition of First Financial               (20,666)       -         -
Repayment of Long-Term Debt                       -         -     (1,900)
Payment of Dividends                          (5,721)   (2,590)   (2,447)
Issuance (Repurchase) of Common Stock, Net       461        15      (156)
Net Cash Used in Financing Activities        (10,926)   (2,575)   (4,503)
Net Increase in Cash                          (1,756)    1,558        31
Cash at Beginning of Period                    4,378     2,820     2,789
Cash at End of Period                        $ 2,622    $4,378    $2,820

Note 18

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

Note 19

RECLASSIFICATION

Pursuant to current state laws, treasury shares are treated as authorized, but unissued. Accordingly, the Company canceled all existing treasury shares and recorded the cancellation as charges to additional paid-in capital and retained earnings. All prior period statements presented herein have been reclassified to reflect the cancellation of treasury shares and to conform with current period presentation.

Net Income and Balance Sheet Information By Bank (Unaudited)
                        Capital        Levy           Farmers &       Branford
                         City         County          Merchants         State
                         Bank*      State Bank     Bank of Trenton      Bank
(Dollars In Thousands)
For the Year: 1996     $  9,708      $ 1,089           $   707         $   564
 Net Income   1995        7,743          909               576             557
              1994        7,337        1,000               503             419

At December 31:
Loans,
Net of
  Unearned    1996     $582,561      $44,821           $23,638         $21,176
  Interest    1995      362,462       42,313            21,384          17,714
              1994      342,606       42,343            20,021          15,834

Assets        1996     $865,217      $84,716           $40,349         $34,025
              1995      699,697       78,020            36,898          32,247
              1994      611,923       71,004            33,457          28,953

Noninterest
  Bearing
  Deposits    1996     $176,908      $12,119           $ 8,807         $ 5,572
              1995      154,241       12,321             5,163           5,362
              1994      152,450       11,104             5,903           4,897

Interest
  Bearing     1996     $555,233      $63,637           $26,880         $24,458
  Deposits    1995      424,228       56,636            27,176          22,974
              1994      383,991       51,983            23,749          20,740

Shareholders'
  Equity      1996     $ 85,745      $ 8,213           $ 4,146         $ 3,573
              1995       63,756        8,156             3,971           3,547
              1994       57,607        7,497             3,537           3,036

*Information for Capital City Bank represents combined group bank amounts for 1994 (see Note 18).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers, Compensation and Other
Information" in the Registrant's Proxy Statement dated April 4, 1997 to be filed on or before April 4, 1997.

Item 11.  Executive Compensation

Incorporated herein by reference to the section entitled "Executive Officers, Compensation and Other Information" in the Registrant's
Proxy Statement dated April 4, 1997, to be filed on or before April 4, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Incorporated herein by reference to the subsection entitled
"Information Concerning Nominees" under the section entitled "Election of Directors," and "Principal Shareholders" in the Registrant's Proxy Statement dated April 4, 1997, to be filed on or before April 4, 1997.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled
"Compensation Committee Interlocks and Insider Participation" under the section entitled "Executive Officers, Compensation and Other
Information" in the Registrant's Proxy Statement dated April 4, 1997 to be filed on or before April 4, 1997.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

14(a)(1)   List of Financial Statements.
           Report of Independent Certified Public Accountants. Consolidated Statements of Financial Condition for the years ended December 31, 1996 and 1995.
           Consolidated Statements of Income for each of the three years ended December 31, 1996.
           Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 1996. Consolidated Statements of Cash Flows for each of the three years ended December 31, 1996.
           Notes to Consolidated Financial Statements.

14(a)(2)   Financial Statement Schedules

23         Consent of Arthur Andersen LLP

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

14(a)(3) Exhibits

2(a) Agreement and Plan of Merger, dated as of December 10, 1995, by and among Capital City Bank Group, Inc.; a Florida corporation to be formed as a direct wholly-owned subsidiary of the Company; and First Financial Bancorp, Inc., is incorporated herein by reference to the Registrant's Form 10-K dated March 29, 1996.

3(a)  Articles of Incorporation, as amended, of Capital City Bank
Group, Inc., are incorporated herein by reference to Exhibit B of the Registrant's 1996 Proxy Statement, dated April 12, 1996.

3(b) By-Laws, as amended, of Capital City Bank Group, Inc. are incorporated herein by reference to Exhibit 3(b) of the Company's 1983 Form 10-K (File No. 2-86158).

10(a) Merger Agreement and Plan of Merger, dated July 25, 1994, by and among Capital City First National Bank, Capital City Second National Bank, Industrial National Bank, City National Bank, Havana State Bank, First National Bank of Jefferson County and Gadsden National Bank, is incorporated herein by reference to Exhibit A in Registrant's Form 10-K/A, dated April 5, 1995.

10(b) Promissory Note and Pledge and Security Agreement evidencing a line of credit by and between Registrant and SunTrust, dated November 18, 1995, is incorporated herein by reference to the Registrant's Form 10-K/A dated April 9, 1996.

10(c) Capital City Bank Group, Inc. 1995 Associate Stock Purchase Plan is incorporated herein by reference to Exhibit A of the Registrant's 1995 Proxy Statement, dated April 7, 1995.

10(d) Capital City Bank Group, Inc. 1996 Associate Incentive Plan is incorporated herein by reference to Exhibit A of the Registrant's 1996 Proxy Statement, dated April 12, 1996.

10(e)  Capital City Bank Group, Inc. 1996 Director Stock Purchase
Plan, as amended, is incorporated by reference to the Registrant's Form S-8 filed on December 23, 1996 (Registration No. 333-18557).

10(f) Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan is incorporated herein by reference to the Registrant's Form S-3 filed on January 30, 1997 (Registration No. 333-20683).

21  For a listing of Capital City Bank Group's subsidiaries See Item
I.

22(a)  Report of Independent Certified Public Accountants

27  Financial Data Schedule

14(b)  REPORTS ON FORM 8-K

Capital City Bank Group, Inc. ("CCBG") filed a Form 8-K/A on November 27, 1996 to amend Form 8-K/A filed on September 13, 1996, which report set forth certain financial information relating to the Company's
First Financial acquisition.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 28, 1997, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 8, 1997 by the following persons in the capacities indicated.

/s/ WILLIAM G. SMITH, JR.
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)


/s/ J. KIMBROUGH DAVIS
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


Directors:

/s/ DuBose Ausley
DuBose Ausley

/s/ Thomas A. Barron
Thomas A. Barron

/s/ Cader B. Cox, III
Cader B. Cox, III

/s/ John K. Humphress
John K. Humphress

/s/ Payne H. Midyette, Jr.
Payne H. Midyette, Jr.

/s/ Godfrey Smith
Godfrey Smith

/s/ William G. Smith, Jr.
William G. Smith, Jr.