Form 10-Q
period 1997-03-31
CAPITAL CITY BANK GROUP INC
filed 1997-05-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                       FORM 10-Q

                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

For the Quarter:
 March 31, 1997                       Commission File Number  0-13358



                              CAPITAL CITY BANK GROUP, INC.
             (Exact name of registrant as specified in its charter)



         Florida                                   59-2273542
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                Identification No.)

217 North Monroe Street, Tallahassee, Florida          32301
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

                                    Yes __X___ No _____


At April 30, 1997, 5,795,912 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                CAPITAL CITY BANK GROUP, INC.

                                        I N D E X


PART I. FINANCIAL INFORMATION                                    PAGE NUMBER
Consolidated Statements of Condition --
March 31, 1997 and December 31, 1996                                  3

Consolidated Statements of Income --
Three Months Ended March 31, 1997
and 1996                                                              4

Consolidated Statements of Cash Flows --
Three Months Ended March 31, 1997
and 1996                                                              5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         8

PART II. OTHER INFORMATION

Index to Exhibits                                                    16

Signatures                                                           16

                              PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              CAPITAL CITY BANK GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CONDITION
                       AS OF MARCH 31, 1997(1) AND DECEMBER 31, 1996
                    (Dollars In Thousands, Except Per Share Amounts)
                                                  March 31,         December 31,
                                                    1997                1996
                                                 (Unaudited)         (Audited)
ASSETS
Cash and Due From Banks                           $ 51,336         $   62,863
Funds Sold                                          14,815             26,043
Investment Securities Available-for-Sale           190,536            207,189

Loans                                              693,477            674,675
  Unearned Interest                                 (2,247)            (2,479)
  Allowance for Loan Losses                         (8,272)            (8,179)
     Loans, Net                                    682,958            664,017

Premises and Equipment                              33,452             34,006
Accrued Interest Receivable                          7,086              6,877
Intangibles                                          8,091              8,398
Other Assets                                        11,563             12,006
       Total Assets                               $999,837         $1,021,399

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                    $188,699         $  196,486
  Interest Bearing Deposits                        651,367            670,210
     Total Deposits                                840,066            866,696

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                       33,955             28,697
Other Short-Term Borrowings                          6,610              7,260
Long-Term Debt                                      17,528             18,072
Other Liabilities                                    9,952             11,174
       Total Liabilities                           908,111            931,899

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding             -                  -
Common Stock, $.01 par value; 60,000,000 shares
  authorized; 5,795,906 issued and outstanding at
  March 31, 1997 and 5,778,366 issued and
  outstanding at December 31, 1996                      58                 58
Additional Paid In Capital                           5,459              4,934
Retained Earnings                                   86,598             84,426
Net Unrealized Gain (Loss) on Available-
  for-Sale Securities                                 (389)                82
        Total Shareholders' Equity                  91,726             89,500
        Total Liabilities and
          Shareholders' Equity                    $999,837         $1,021,399
Book Value Per Share                              $  15.83         $    15.49

(1) All share and per share data have been adjusted for a 2-for-1 stock split effective April 1, 1997.

                                  CAPITAL CITY BANK GROUP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED MARCH 31(1)
                          (Dollars in Thousands, Except Per Share Amounts)
                                                  1997                  1996
                                                Unaudited             Unaudited
INTEREST INCOME
Interest and Fees on Loans                   $    15,398              $   10,675
Investment Securities:
     U. S. Treasury                                1,028                   1,044
     U. S. Government Agencies/Corp.                 816                   1,011
     States and Political Subdivisions               832                     904
     Other Securities                                 96                      69
Funds Sold                                           259                     458
          Total Interest Income              $    18,429              $   14,161

INTEREST EXPENSE
Deposits                                           6,362                   4,770
Federal Funds Purchased & Securities
    Sold Under Repurchase Agreements                 373                     283
Other Short-Term Borrowings                           37                      12
Long-Term Debt                                       304                      30
          Total Interest Expense                   7,076                   5,095

Net Interest Income                               11,353                   9,066
Provision for Loan Losses                            456                     261
Net Interest Income After Provision for
  Loan Losses                                     10,897                   8,805

NONINTEREST INCOME
Service Charges on Deposit Accounts                2,013                   1,519
Data Processing                                      800                     667
Income from Fiduciary Activities                     275                     288
Securities Transactions                               (2)                     12
Other                                              1,364                   1,072
          Total Noninterest Income                 4,450                   3,558

NONINTEREST EXPENSE
Salaries and Employee Benefits                     5,794                   4,785
Occupancy, Net                                       705                     617
Furniture and Equipment                            1,285                     891
Other                                              3,017                   2,485
          Total Noninterest Expense               10,801                   8,778

Income Before Income Taxes                         4,546                   3,585
Income Tax Expense                                 1,504                   1,018

NET INCOME                                    $    3,042              $    2,567
Net Income Per Share                          $      .53              $      .45

Cash Dividends Per Share                      $      .15              $     .135

Average Shares Outstanding                     5,792,292               5,719,960

(1) All share and per share data have been adjusted for a 2-for-1 stock split effective April 1, 1997.

                               CAPITAL CITY BANK GROUP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE PERIODS ENDED MARCH 31
                                  (Dollars in Thousands)
                                               1997             1996
                                            (Unaudited)      (Unaudited)
NET INCOME                                   $  3,042         $  2,567
Adjustments  to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                     456              261
    Depreciation                                  782              609
    Net Amortization (Accretion)-AFS
       Securities                                 117              303
    Amortization of Intangible Assets             307               61
    Non-Cash Compensation                         184               90
    Net (Increase) Decrease in Interest
      Receivable                                 (209)              27
    Net (Increase) Decrease in Other Assets       553             (331)
    Net Increase (Decrease) in Other
      Liabilities                              (1,222)          (1,814)
Net Cash From Operating Activities              4,010            1,773

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Payments/Maturities of
    Investment Securities-AFS                  15,954           36,084
Purchase of Investment Securities-AFS             -            (17,965)
  Net (Increase) Decrease in Loans            (19,397)         (19,124)
  Purchase of Premises & Equipment               (456)            (949)
  Sales of Premises & Equipment                   228                -
Net Cash from Investing Activities             (3,671)          (1,954)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Increase (Decrease) in Deposits           (26,630)         (22,417)
Net Increase (Decrease) in Federal
  Funds Purchased                               5,258            8,693
Net Increase (Decrease) in Other
  Short-Term Borrowings                          (650)            (574)
Repayment of Long-Term Debt                      (544)             (27)
Dividends Paid                                   (869)          (3,313)
Issuance of Common Stock                          341              186
Net Cash From Financing Activities            (23,094)         (17,452)

Net Increase (Decrease) in Cash and
  Cash Equivalents                            (22,755)         (17,633)
Cash and Cash Equivalents at Beginning of
  Period                                       88,906          103,063
Cash and Cash Equivalents at End of Period   $ 66,151         $ 85,430

Supplemental Disclosure:
  Interest Paid                              $  6,426         $  6,237
  Taxes Paid                                        -                -
  Transfer of Loans to ORE                   $    443         $    897

                                  CAPITAL CITY BANK GROUP, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The consolidated financial statements, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation. All share and per share data have been adjusted to reflect a 2-for-1 stock split paid effective April 1, 1997.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 1996 Annual Report and Form 10-K. The Company has not significantly changed its accounting and reporting policies from those disclosed in its 1996 Annual Report on Form 10-K.

(2) INVESTMENT SECURITIES

The carrying value and related market value/amortized cost of investment securities in the available-for-sale portfolio at March 31, 1997 and December 31, 1996 were as follows (dollars in thousands):

                                              March 31, 1997
                                  Amortized  Unrealized  Unrealized    Market
Available-For-Sale                  Cost        Gains       Losses      Value
U. S. Treasury                    $ 37,223     $  16      $   147      $ 37,092
U. S. Government Agencies
  and Corporations                  50,323         5          682        49,646
States and Political Subdivisions   70,706       345          284        70,767
Mortgage Backed Securities          27,743       279          146        27,876
Other Securities                     5,156         2            3         5,155
     Total                        $191,151      $647       $1,262      $190,536
                                                  December 31, 1996
                                  Amortized  Unrealized  Unrealized   Market
Available For Sale                  Cost       Gains       Losses     Value
U. S. Treasury                    $ 40,766    $   75       $    9    $ 40,832
U. S. Government Agencies
  and Corporations                  57,381        32          376      57,037
States and Political Subdivisions   74,196       620          117      74,699
Mortgage Backed Securities          29,266       160          257      29,169
Other Securities                     5,448         4            -       5,452
     Total                        $207,057    $  891       $  759    $207,189

(3) LOANS

The composition of the Company's loan portfolio at March 31, 1997 and December 31, 1996 was as follows (dollars in thousands):

                                       March 31,         December 31,
                                         1997               1996
Commercial, Financial
  and Agricultural                     $ 68,493           $ 57,023
Real Estate-Construction                 35,612             30,594
Real Estate-Mortgage                    452,732            449,905
Consumer                                136,640            137,153
   Gross Loans                         $693,477           $674,675

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month period ended March 31, 1997 and 1996, is as follows
(dollars in thousands):

                                                 March 31,
                                          1997                1996
Balance, Beginning of the Period        $8,179              $6,474
Provision for Loan Losses                  456                 261
Recoveries on Loans Previously
  Charged-Off                              183                 104
Loans Charged-Off                         (546)               (410)
Balance, End of Period                  $8,272              $6,429

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114.
Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                        March 31, 1997
Impaired Loans:                                  Valuation
                                      Balance    Allowance
With Related Credit Allowance        $   141     $      48
Without Related Credit Allowance       1,429             -
Average Recorded Investment
   for the Period                      2,131             *

Interest Income:
     Recognized                      $    24
     Collected                       $    24
                                        March 31, 1996
Impaired Loans:                                  Valuation
                                      Balance    Allowance
With Related Credit Allowance        $   133     $      19
Without Related Credit Allowance       1,642             -
Average Recorded Investment
  for the Period                       2,166            *

Interest Income:
     Recognized                      $    12
     Collected                       $     7

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 1997 and December 31, 1996 was as follows (dollars in thousands):

                                     March 31, 1997    December 31, 1996
NOW Accounts                           $103,681           $114,507
Money Market Accounts                    79,599             79,352
Savings Deposits                         90,191             91,986
Other Time Deposits                     377,896            384,365
  Total Interest Bearing Deposits      $651,367           $670,210

(6) ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997, Capital City Bank Group adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss.
This Statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered, and to remove liabilities only when they have been extinguished. The Statement will be effective for the Company's December 31, 1997 financial statements and is not anticipated to have a material impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The Statement will be effective for the Company's December 31, 1997 financial statements and is not anticipated to have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                       RESULTS OF OPERATIONS

Net Income

Net income was $3.0 million, or $.53 per share for the first quarter of 1997, a per share increase of 17.8% over the $2.6 million, or $.45 per share for the comparable period in 1996. Operating revenues, which include net interest income and noninterest income, increased $3.2 million, or 25.2%, over the first quarter of 1996, and was the most significant factor contributing to the increase in earnings (dollars in thousands):

                                 For The Three Months Ended March 31,
                                       1997                 1996
Interest Income                      $18,429              $14,161
Taxable Equivalent Adjustment(1)         427                  461
Interest Income (FTE)                 18,856               14,622
Interest Expense                       7,076                5,095
Net Interest Income (FTE)             11,780                9,527
Provision for Loan Losses                456                  261
Taxable Equivalent Adjustment            427                  461
Net Int. Inc. After Provision         10,897                8,805
Noninterest Income                     4,450                3,558
Noninterest Expense                   10,801                8,778
Income Before Income Taxes             4,546                3,585
Income Taxes                           1,504                1,018
Net Income                           $ 3,042              $ 2,567

Percent Change                         18.50%               17.32%

Return on Average Assets (2)            1.23%                1.30%

Return on Average Equity (2)           13.61%               12.59%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

First quarter taxable equivalent net interest income increased $2.3 million, or 23.9%, over the comparable period for 1996. The increase is attributable to a higher level of earning assets and growth in the loan portfolio. The acquisition of First Financial contributed significantly to the Company's growth and increase in net interest income. Table I on page 14 provides a comparative analysis of the Company's average balances and interest rates.

Taxable-equivalent interest income increased $4.3 million, or 29.1%, due to growth in the loan portfolio. Loans, which represent the Company's highest yielding asset, increased (on average) $226.2 million, or 50.0%, representing 75.7% of total earning assets during the first quarter of 1997 versus 64.1% for the comparable quarter in 1996. The substantial increase in the loan portfolio reflects the First Financial acquisition and a reduction in the investment portfolio. The favorable shift in mix of earning assets contributed to an increase of 20 basis points in the yield on earning assets which rose from 8.33% in the first quarter of 1996 to 8.53% in 1996.

Interest expense increased $2.0 million, or 38.9%, due to higher levels of interest bearing deposits and a shift in deposit mix. Average deposits increased $166.7 million, or 24.8%, reflecting the acquisition of First Financial. Certificates of deposit, which generally represent a higher cost of funds than other deposit offerings, increased as a percent of average deposits from 38.3% in the first quarter of 1996 to 45.2% in the first quarter of 1997. This shift in deposit mix is attributable to the mix of acquired deposits and led to a 17 basis point increase in the average rate paid on interest bearing liabilities, which rose from 3.83% in the first quarter of 1996 to 4.00% in the first quarter of 1997.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.50% in the first quarter of 1996 to 4.52% in the comparable quarter for 1997 due to the higher yield on earning assets. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.43% in the first quarter of 1996, versus 5.32% in the first quarter of 1997. The decrease in the margin reflects the higher costs of funds.

Provisions for Loan Losses

The provision for loan losses for the three months ended March 31, 1997, was $456,000 versus $261,000 for the first quarter of 1996. Net charge-offs, while up slightly from 1996, remain at historically low levels relative to the size of the loan portfolio. Nonperforming loans declined $400,000, or 13.3%, during the first quarter. As compared to year-end, the reserve for loan losses increased slightly to $8.3 million, and represented 1.20% of total loans versus 1.22%. For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the allowance for loan losses as of March 31, 1997, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                                    Three Months Ended
                                                         March 31,
                                                  1997                1996
Net Charge-Offs                                 $363,000           $306,000

Net Charge-Offs (Annualized) as a percent
  of Average Loans Outstanding, Net of
  Unearned Interest                                  .20%               .28%

Noninterest Income

Noninterest income increased $892,000, or 25.1%, over the first quarter of 1996, which included gains in all major categories except income from fiduciary activities, which was down slightly. Although the acquisition of First Financial positively impacted noninterest income, the increase is principally attributable to the implementation of recommendations resulting from a profit enhancement program conducted in the latter half of 1995 and repricing of the Bank's service fees.

Service charges on deposit accounts increased $494,000, or 32.5%. The increase in the first quarter of 1997, compared to the comparable quarter in 1996, reflects an increase in the bank service fees which went into effect on July 1, 1996.

Data processing revenues increased $133,000, or 19.9%, over the first quarter of 1996. The increase reflects higher processing revenues associated with both government agencies and third party banks.

Other income increased $292,000, or 27.2%, over the comparable quarter of 1996. Gains on the sale of real estate loans increased $142,000 due to the acquisition of First Financial. Additionally, check printing income increased $56,000 and credit life insurance commissions increased $43,000.

Noninterest income as a percent of average assets was 1.7% for the first quarter of 1997 versus 1.8% for the comparable quarter in 1996.

Noninterest Expense

Noninterest expense in the first quarter of 1997 increased $2.0 million, or 23.0%, over the first quarter of 1996. The comparison to first quarter 1996 is substantially impacted by the acquisition of First Financial. In a linked quarter comparison, noninterest expense is up $69,000, or .64% versus the fourth quarter 1996.

Compensation expense increased $1.0 million, or 21.1%, over the first quarter of 1996 reflecting annual raises and an increase in full-time equivalent employees of 73.

Occupancy expense, including premises, furniture, fixtures and equipment increased $482,000, or 32.0%. The increase is primarily attributable to the addition of five new offices through the First Financial acquisition.

Other noninterest expense increased $532,000, or 21.4%. The increase was principally attributable to advertising, which was up $131,000, or 102%, and amortization of intangible assets, which was up $165,000, or 271%.

Net noninterest expense (noninterest income minus noninterest expense) as a percent of average assets was 2.58% in the first quarter of 1997 versus 2.98% for the first quarter of 1996. The Company's efficiency ratio (noninterest expense expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 66.5% in the first quarter 1997 compared to 67.1% for the comparable quarter in 1996. The reduction in the efficiency ratio is attributable to growth in operating revenues.

Income Taxes

The provision for income taxes increased $486,000, or 47.7%, over the first quarter of 1996. The increase in the provision is attributable to higher taxable income. The Company's effective tax rate for the first quarter of 1997 was 33.1% compared to 28.4% for the same quarter in 1996. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income in the first quarter of 1997 as compared to first quarter of 1996.

                           FINANCIAL CONDITION

Average balances for the first quarter of 1997 reflect the acquisition of First Financial which was consummated on July 1, 1996. Table I on page 14 presents average balances for the three months ended March 31, 1997 and 1996.

The Company's average assets increased to $999.8 million in the first quarter of 1997 from $791.2 million in the first quarter of 1996. Average earning assets were $896.1 million for the three months ended March 31, 1997 versus $705.5 million for the comparable quarter of 1996. The most significant change in the mix of earning assets occurred through growth in the loan portfolio. Average loans were up $226.2 million, or 50.0%. The increase in the loan portfolio reflects the First Financial acquisition and a reduction in the investment portfolio.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities in the Available-for-Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At March 31, 1997, shareholders' equity included a net unrealized loss of $389,000 compared to a gain of $82,000 at December 31, 1996. The reduction in value reflects the rise in interest rates during the first quarter.

At March 31, 1997, the Company's nonperforming loans were $2.6 million versus $3.0 million at year-end and $4.6 million at March 31, 1996.
As a percent of nonperforming loans, the allowance for loan losses represented 323% at March 31, 1997 versus 276% at December 31, 1996 and 183% at March 31, 1996. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.6 million at March 31, 1997, versus $1.5 million at December 31, 1996, and $1.1 million at March 31, 1996. The ratio of nonperforming assets as a percent of loans plus other real estate was .60% at March 31, 1997 compared to .66% at December 31, 1996 and 1.00% at March 31, 1996.

Average deposits increased 24.8% from $673.2 million in the first quarter of 1996, to $840.0 million in the first quarter of 1997. The growth in deposits is attributable to the acquisition of First Financial. At the time of acquisition, certificates of deposit constituted 75% of the acquired deposits. As a result, the Company experienced a significant shift in its deposit mix. During the first quarter, certificates of deposit represented 45.2% of total deposits compared to 38.3% for the comparable quarter in 1996. This shift in mix has contributed to a compression in the Company's net interest margin which averaged 5.32% in the first quarter of 1997 versus 5.43% in 1996.

The ratio of average noninterest bearing deposits to total deposits was 21.3% for the first quarter of 1997 compared to 24.5% for the first quarter of 1996. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 80.0% and 75.9%, respectively. The change in both ratios is primarily attributable to the acquisition of First Financial.

                      LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25.0 million revolving line of credit. As of March 31, 1997, there was $14.5 million outstanding under this facility. On July 1, 1996, the Company borrowed $15.0 million to fund the acquisition of First Financial Bancorp. During the first quarter of 1997, principal reductions on the line of credit totaled $500,000.

The Company's equity capital was $91.7 million as of March 31, 1997 compared to $89.5 million as of December 31, 1996. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.36% at March 31, 1997 compared to 7.87% at December 31, 1996. Further, the Company's risk-adjusted capital ratio of 13.73% at March 31, 1997, significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its Group banks. At March 31, 1997, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 1997, shareholders' equity increased $2.2 million, or 9.9%, on an annualized basis. Growth in equity during the first quarter was adversely impacted by a reduction of $471,000 in the Company's net unrealized gain on available-for-sale securities, which declined from an $82,000 gain at December 31, 1996 to a $389,000 loss at March 31, 1997. The loss in value reflects the rise in interest rates which occurred primarily during March 1997. Additionally, shareholders' equity reflects the declaration and payment of dividends totaling $869,000 ($.15 per share) during the first quarter.

At March 31, 1997, the Company's common stock had a book value of $15.83 per share compared to $15.49 at December 31, 1996. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 527,160 shares (split adjusted) of its common stock. No shares have been repurchased in 1997. During the first quarter, the Company issued 17,540 shares under its performance incentive and stock purchase plans.

                    IMPACT OF ACCOUNTING STANDARDS

Effective January 1, 1997, Capital City Bank Group adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss.
This Statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered, and to remove liabilities only when they have been extinguished.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. The Statement will be effective for the Company's December 31, 1997 financial statements.

Neither statement has a material impact on the Company's financial condition or results of operations.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

For Three Months Ended March 31, 1997
                                         Average             Average
                                         Balance   Interest    Rate
ASSETS
Loans, Net of Unearned Interest         $678,730   $15,438    9.22%
Taxable Investment Securities            124,657     1,940    6.30%
Tax-Exempt Investment Securities          72,250     1,219    6.75%
Funds Sold                                20,493       259    5.11%
   Total Earning Assets                  896,130    18,856    8.53%
Cash & Due From Banks                     50,180
Allowance for Loan Losses                 (8,275)
Other Assets                              61,802
      TOTAL ASSETS                      $999,837

LIABILITIES

NOW Accounts                            $110,072       506    1.86%
Money Market Accounts                     79,882       579    2.94%
Savings Accounts                          91,236       451    2.00%
Other Time Deposits                      379,585     4,826    5.16%
   Total Interest Bearing Deposits       660,775     6,362    3.90%
Funds Purchased                           31,779       373    4.76%
Other Short-Term Borrowings                6,281        37    2.36%
Long-Term Debt                            18,031       304    6.84%
   Total Int. Bearing Liabilities        716,866     7,076    4.00%
Noninterest Bearing Deposits             179,184
Other Liabilities                         13,166
     TOTAL LIABILITIES                   909,216

SHAREHOLDERS' EQUITY

Common Stock                                  58
Surplus                                    5,301
Retained Earnings                         85,262
     TOTAL SHAREHOLDERS' EQUITY           90,621
     TOTAL LIABILITIES & EQUITY         $999,837

Net Interest Rate Spread                                      4.52%
Net Interest Income                                 $11,780
Net Interest Margin                                           5.32%
For Three Months Ended March 31, 1996
                                       Average                Average
                                       Balance     Interest     Rate
ASSETS
Loans, Net of Unearned Interest        $452,579     $10,712   9.52%
Taxable Investment Securities           142,307       2,124   6.00%
Tax-Exempt Investment Securities         76,053       1,329   6.99%
Funds Sold                               34,578         458   5.33%
  Total Earning Assets                  705,517      14,623   8.33%
Cash & Due From Banks                    49,772
Allowance for Loan Losses                (6,506)
Other Assets                             42,411
     TOTAL ASSETS                      $791,194

LIABILITIES
NOW Accounts                           $ 99,117     $  432   1.75%
Money Market Accounts                    72,217        524   2.92%
Savings Accounts                         79,219        407   2.07%
Other Time Deposits                     257,485      3,407   5.32%
  Total Interest Bearing Deposits       508,038      4,770   3.78%
Funds Purchased                          23,986        283   4.75%
Other Short-Term Borrowings               1,310         12   3.68%
Long-Term Debt                            1,927         30   6.26%
  Total Int. Bearing Liabilities        535,261      5,095   3.83%
Noninterest Bearing Deposits            165,193
Other Liabilities                         8,737
     TOTAL LIABILITIES                  709,191

SHAREHOLDERS' EQUITY

Common Stock                                 62
Surplus                                   5,842
Retained Earnings                        76,099
     TOTAL SHAREHOLDERS' EQUITY          82,003

     TOTAL LIABILITIES & EQUITY        $791,194

Net Interest Rate Spread                                      4.50%
Net Interest Income                                 $9,528
Net Interest Margin                                           5.43%

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $705,000 and $476,000, for the three months ended March 31, 1997 and 1996, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

PART II.  OTHER INFORMATION

Items 1-5.

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the period ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


J. Kimbrough Davis
Senior Vice President and
Chief  Financial  Officer
Date:  May 13, 1996