Form 10-Q
period 1997-06-30
CAPITAL CITY BANK GROUP INC
filed 1997-07-29
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



                                       FORM 10-Q


                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934


For the Quarter:
June 30, 1997                        Commission File Number  0-13358



                              CAPITAL CITY BANK GROUP, INC.
                (Exact name of registrant as specified in its charter)



         Florida                                     59-2273542
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


217 North Monroe Street, Tallahassee, Florida           32301
   (Address of principal executive offices)           (Zip Code)



                 Registrant's telephone number, including area code:
                                     (850) 671-0610


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                             Yes __X___ No _____


At July 31, 1997, 5,830,366 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                                CAPITAL CITY BANK GROUP, INC.


                                        I N D E X


PART I. FINANCIAL INFORMATION                                    PAGE NUMBER

Consolidated Statements of Condition --
June 30, 1997 and December 31, 1996                                   3

Consolidated Statements of Income --
Three and Six Months Ended June 30, 1997
and 1996                                                              4

Consolidated Statements of Cash Flows --
Six Months Ended June 30, 1997
and 1996                                                              5

Notes to Consolidated Financial Statements                            6

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         8

PART II. OTHER INFORMATION

Index to Exhibits                                                    14
Signatures                                                           15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                              CAPITAL CITY BANK GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CONDITION(1)
                         AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

(Dollars In Thousands, Except Per Share Amounts)
                                          June 30, 1997     December 31, 1996
                                           (Unaudited)          (Audited)
ASSETS
Cash and Due From Banks                     $   61,627         $   62,863
Funds Sold                                       6,873             26,043
Investment Securities, Available-for-Sale      184,666            207,189

Loans                                          712,806            674,675
  Unearned Interest                             (2,021)            (2,479)
  Allowance for Loan Losses                     (8,448)            (8,179)
     Loans, Net                                702,337            664,017

Premises and Equipment                          32,448             34,006
Accrued Interest Receivable                      6,694              6,877
Intangibles                                      7,893              8,398
Other Assets                                    11,067             12,006
       Total Assets                         $1,013,605         $1,021,399

LIABILITIES
Deposits:
  Noninterest Bearing Deposits              $  187,262         $  196,486
  Interest Bearing Deposits                    665,791            670,210
     Total Deposits                            853,053            866,696

Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements              30,903             28,697
Other Short-Term Borrowings                      6,371              7,260
Long-Term Debt                                  16,984             18,072
Other Liabilities                               10,831             11,174
       Total Liabilities                       918,142            931,899

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized, no shares outstanding           -                  -
Common Stock, $.01 par value; 60,000,000
  shares authorized; 5,830,363 shares
  outstanding at June 30,1997 and 5,778,366
  outstanding at December 31, 1996                  58                 58
Additional Paid In Capital                       6,169              4,934
Retained Earnings                               89,005             84,426
Net Unrealized Gain on Available-
  for-Sale Securities                              231                 82
        Total Shareholders' Equity              95,463             89,500
        Total Liabilities and
          Shareholders' Equity              $1,013,605         $1,021,399

Book Value Per Share                        $    16.37         $    15.49

(1) Prior period share and per share data have been restated to reflect a 2-for-1 stock split effective April 1, 1997.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                              CAPITAL CITY BANK GROUP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME (1)
                             FOR THE PERIODS ENDED JUNE 30
                                       (UNAUDITED)

(Dollars in Thousands, Except Per Share Amounts)
                          THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                  1997       1996          1997     1996
INTEREST INCOME
Interest and Fees on Loans       $15,806    $10,784       $31,204   $21,459
Investment Securities:
   U. S. Treasury                  1,011        985         2,039     2,029
   U. S. Government
      Agencies/Corp.                 786        993         1,602     2,004
   States and Political
      Subdivisions                   816        878         1,648     1,782
   Other Securities                   89         71           185       140
Funds Sold                           357        430           616       888
       Total Interest Income      18,865     14,141        37,294    28,302

INTEREST EXPENSE

Deposits                         $ 6,586    $ 4,593       $12,948   $ 9,363
Fed. Funds Purchased &
  Securities Sold Under
  Repurchase Agreements              377        257           750       540
Long-Term Borrowings                 298         29           602        59
Other Short-Term Debt                 99          9           136        21
       Total Interest Expense      7,360      4,888        14,436     9,983
Net Interest Income               11,505      9,253        22,858    18,319
Provision for Loan Losses            446        262           902       523
Net Interest Income After
  Provision for Loan Losses       11,059      8,991        21,956    17,796

NONINTEREST INCOME

Service Charges on Deposit
  Accounts                         2,041      1,630         4,054     3,149
Data Processing                      937        845         1,737     1,512
Income from Fiduciary Activities     253        252           528       540
Securities Transactions                -          4            (2)       16
Other                              1,621      1,095         2,985     2,167
       Total Noninterest Income    4,852      3,826         9,302     7,384

NONINTEREST EXPENSE

Salaries and Employee Benefits     5,890       4,746        11,684     9,531
Occupancy, Net                       776         609         1,481     1,226
Furniture and Equipment            1,139         972         2,424     1,863
Other                              3,173       2,525         6,190     5,010
       Total Noninterest Expense  10,978       8,852        21,779    17,630

Income Before Income Tax           4,933       3,965         9,479     7,550
Income Tax Expense                 1,657       1,183         3,161     2,201

NET INCOME                       $ 3,276     $ 2,782       $ 6,318   $ 5,349

Net Income Per Share              $  .56     $   .48        $ 1.09   $   .93
Cash Dividends Per Share          $  .15     $  .135        $  .30   $   .27
Average Shares Outstanding     5,796,290   5,724,584     5,794,300 5,722,272

(1) Prior period share and per share information have been restated to reflect a 2-for-1 stock split effective April 1, 1997.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                              CAPITAL CITY BANK GROUP, INC.
                                 STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED JUNE 30

(Dollars In Thousands)
                                                     1997            1996
                                                  (Unaudited)     (Unaudited)
NET INCOME                                         $ 6,318          $ 5,349

Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                            902              523
  Depreciation                                       1,579            1,245
  Net Amortization (Accretion)                         340              555
  Amortization of Intangible Assets                    505              118
  Gain on Sale of Real Estate Loans                   (335)               -
  Gain on Sale of Bank Property                       (275)               -
  Non-Cash Compensation                                184               90
  Net (Increase) Decrease in Interest
    Receivable                                         183              449
  Net (Increase) Decrease in Other Assets            2,036           (1,330)
  Net Increase (Decrease) in Other
    Liabilities                                       (343)          (2,224)
Net Cash From Operating Activities                  11,094            4,775

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Payments/Maturities of
    Investment Securities, Available-for-Sale        26,053           55,884
Purchase of Investment Securities,
    Available-for-Sale                              (4,205)         (23,450)
  Net (Increase) Decrease in Loans                 (39,222)         (23,166)
  Purchase of Premises & Equipment                    (976)          (1,841)
  Sales of Premises & Equipment                        955                4
  Net Cash from Investing Activities               (17,395)           7,431

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase (Decrease) in Deposits               (13,643)             461
 Net Increase (Decrease) in Federal
   Funds Purchased                                   2,206            3,414
 Net Increase (Decrease) in Other Borrowed
   Funds                                              (889)            (469)
 Repayment of Long-Term Debt                        (1,088)             (55)
 Dividends Paid                                     (1,739)          (4,085)
 Issuance of Common Stock                            1,048              186
Net Cash From Financing Activities                 (14,105)            (548)

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 (20,406)          11,658
Cash and Cash Equivalents at Beginning of
  Period                                            88,906          103,063
Cash and Cash Equivalents at End of Period        $ 68,500         $114,721
Supplemental Disclosure:
    Interest Paid                                 $ 13,102         $ 11,366
    Taxes Paid                                    $  3,696         $  1,988

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                              CAPITAL CITY BANK GROUP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation, including the restatement of share and per share data to reflect a 2-for-1 stock split effective April 1, 1997.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the six month periods ended June 30, 1997 and 1996.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1996 Annual Report and Form 10-K.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at June 30, 1997 and December 31, 1996 were as follows (dollars in thousands):

                                             June 30, 1997
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost        Gains       Losses    Value
U. S. Treasury                  $ 33,424      $ 39       $ 48      $ 33,415
U. S. Government Agencies
  and Corporations                49,322        47        226        49,143
States and Political
  Subdivisions                    69,767       449        117        70,099
Mortgage Backed Securities        26,667       283         64        26,886
Other Securities                   5,123         -          -         5,123
     Total                      $184,303      $818       $455      $184,666
                                               December 31, 1996
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses     Value
U. S. Treasury                  $ 40,766    $ 75         $  9      $ 40,832
U. S. Government Agencies
  and Corporations                57,381      32          376        57,037
States and Political
  Subdivisions                    74,196     620          117        74,699
Mortgage Backed Securities        29,266     160          257        29,169
Other Securities                   5,448       4            -         5,452
     Total                      $207,057    $891         $759      $207,189

(3) LOANS

The composition of the Company's loan portfolio at June 30, 1997 and December 31, 1996 was as follows (dollars in thousands):

                                    June 30, 1997     December 31, 1996
Commercial, Financial
  and Agricultural                     $ 74,781           $ 57,023
Real Estate-Construction                 31,267             30,594
Real Estate-Mortgage                    467,432            449,905
Consumer                                139,326            137,153
   Gross Loans                         $712,806           $674,675

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 1997 and 1996, is as follows (dollars in thousands):

                                   June 30, 1997     June 30, 1996
Balance, Beginning of the Period     $  8,179          $  6,474
Provision for Loan Losses                 902               523
Recoveries on Loans Previously
  Charged-Off                             370               306
Loans Charged-Off                      (1,003)             (894)
Balance, End of Period               $  8,448          $  6,409

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114.
Nonaccruing loans at June 30, 1997 were $1.9 million compared to $3.0 million at December 31, 1996.

The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows on impaired loans is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 1997 and December 31, 1996 was as follows (dollars in thousands):

                                     June 30, 1997    December 31, 1996
NOW Accounts                           $111,259           $114,507
Money Market Accounts                    79,361             79,352
Savings Deposits                         85,352             91,986
Other Time Deposits                     389,819            384,365
  Total Interest Bearing Deposits      $665,791           $670,210

(6)  ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997, Capital City Bank Group adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss.
This Statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered, and to remove liabilities only when they have been extinguished. The adoption of the statement did not have a material impact on the Company's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The Statement will be effective for the Company's December 31, 1997 financial statements and is not anticipated to have a material impact on the Company's financial condition or results of operations.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the accompanying financial statements. All prior period share and per share data have been adjusted to reflect a 2-for-1 stock split effective April 1, 1997. The year-to-date averages used in this report are based on daily balances for each respective period.

On July 1, 1996, the Company completed its acquisition of First
Financial Bancorp, Inc. and its wholly-owned subsidiary, First Federal Bank (collectively referred to as "First Financial"). The acquisition was accounted for as a purchase. Financial comparisons to prior year periods are not necessarily comparable due to the impact of the acquisition.

                        RESULTS OF OPERATIONS

Net Income

Net income was $3.3 million, or $.56 per share for the second quarter of 1997, a per share increase of 16.7% over the $2.8 million, or $.48 per share for the comparable period in 1996. Net income was $6.3 million, or $1.09 per share for the six months ended June 30, 1997, a per share increase of 17.2% over the $5.3 million, or $.93 per share for comparable period in 1996. Operating revenue, which includes net interest income and noninterest income, increased $6.5 million, or 25.1%, over the first half of 1996, and was the most significant factor contributing to the increase in earnings.

                                        For The Three           For The Six
                                        Months Ended            Months Ended
                                           June 30,                June 30,
                                       1997       1996          1997    1996
Interest and Dividend Income          $18,865   $14,141       $37,294  $28,302
Taxable Equivalent Adjustment(1)          424       429           851      870
                                       19,289    14,570        38,145   29,172
Interest Expense                        7,360     4,888        14,436    9,983
Net Interest Income (FTE)              11,929     9,682        23,709   19,189
Provision for Loan Losses                 446       262           902      523
Taxable Equivalent Adjustment             424       429           851      870
Net Int. Inc. After Provision          11,059     8,991        21,956   17,796
Noninterest Income                      4,852     3,826         9,302    7,384
Noninterest Expense                    10,978     8,852        21,779   17,630
Income Before Income Taxes              4,933     3,965         9,479    7,550
Income Taxes                            1,657     1,183         3,161    2,201

Net Income                            $ 3,276   $ 2,782       $ 6,318  $ 5,349

Percent Change over comparable
  prior year period                     17.76%    28.74%        18.12%   22.99%

Return on Average Assets (2)             1.31%     1.42%         1.27%    1.36%

Return on Average Equity (2)            14.22%    13.33%        13.92%   13.05%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

Second quarter taxable equivalent net interest income increased $2.2 million, or 23.2%, over the comparable quarter in 1996. Taxable equivalent net interest income for the first half of 1997 increased $4.5 million, or 23.6%, over the first half of 1996. The increase in both periods is attributable to a higher level of earning assets and growth in the loan portfolio. The acquisition of First Financial contributed significantly to the Company's loan growth and higher net interest income. Table I on page 13 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 1997, taxable-equivalent interest income increased $4.7 million, or 32.4%, and $9.0 million, or 30.8%, respectively, over the comparable prior year periods. Interest income for both periods has increased due to growth in loan portfolio. Loans during the first half of 1997 averaged $683.0 million, representing an increase of $224.4 million, or 48.9%, over the comparable period in 1996, and loans as a percent of average earning assets increased to 75.9% from 65.1%. This favorable shift in the mix of earning assets led to a 23 basis point increase in the yield on earning assets which rose from 8.32% during the first six months of 1996 to 8.55% for the comparable period in 1997.

Interest expense for the three and six month periods ended June 30, 1997, increased $2.5 million, or 50.6%, and $4.5 million, or 44.6%, respectively, over the comparable prior year periods. The increase in both periods is due to higher levels of interest bearing deposits and a shift in deposit mix. Average deposits through the first half of 1997 increased $167.8 million, or 24.9%, compared to the first half of 1996, reflecting the acquisition of First Financial. Certificates of deposit, which generally represent a higher cost of funds than other deposit offerings, increased as a percent of average deposits from 37.8% in the first half of 1996 to 45.7% in 1997. This shift in deposit mix is attributable to the mix of deposits acquired from First Financial, and led to a 33 basis point increase in the average rate paid on interest bearing liabilities, which rose from 3.75% in the first half of 1996 to 4.08% in 1997.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.57% in the first half of 1996 to 4.46% in the comparable 1997 period, reflecting the higher cost of funds. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) decreased from 5.47% in the first half of 1996 to 5.31% in the first half of 1997, reflecting both an increase in the cost of funds and a higher level of earning assets funded with interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $446,000 and $902,000, respectively, for the three and six month periods ended June 30, 1997, compared to $262,000 and $523,000 for the comparable periods in 1996. The increase in the provision reflects the increase in the size of the loan portfolio. Net charge-offs, while up slightly from 1996, remain at historically low levels relative to the size of the loan portfolio. Nonperforming loans declined $1.1 million, or 36.6%, during the first six months of 1997. As compared to year-end, the reserve for loan losses increased slightly to $8.4 million, and represented 1.19% of total loans versus 1.22% as of December 31, 1996. For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of June 30, 1997, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                   Three Months Ended          Six Months Ended
                                   6/30/97    6/30/96        6/30/97    6/30/96
Net Charge-Offs                    $270,000   $283,000      $633,000   $588,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                     .16%       .24%          .19%       .26%

Noninterest Income

Noninterest income increased $1.0 million, or 26.8%, in the second quarter of 1997 versus the comparable quarter for 1996, and $1.9 million, or 26.0%, for the six months ended June 30, 1997 versus the comparable period for 1996. Although the acquisition of First Financial positively impacted noninterest income, the increase is principally attributable to the implementation of recommendations resulting from a profit enhancement program conducted in the latter half of 1995 and repricing of the Bank's service fees. Additionally, the sale of a piece of bank property during the second quarter of 1997 resulted in a $275,000 pre-tax gain.

Service charges on deposit accounts increased $411,000, or 25.2%, and $905,000, or 28.7%, respectively, over the comparable three and six month periods for 1996. The increase in both periods reflects an increase in the bank service fees which went into effect on July 1, 1996.

Data processing revenues increased $92,000, or 10.9%, and $225,000, or 14.9%, respectively, over the comparable three and six month periods in 1996. The increase primarily reflects higher revenues associated with processing for government agencies and third party banks.

Other income increased $526,000, or 48.0%, and $818,000 or 37.8%, respectively, for the three and six month periods ended June 30, 1997 over the comparable prior year periods. The increase is primarily attributable to gains on the sale of real estate loans during the first six months of 1997 totaling $335,000 and a $275,000 gain on the sale of bank property, which was recognized in the second quarter. In addition, the repricing of service fees in July 1997, and new fee-based products have contributed to the growth in other noninterest income

Noninterest income as a percent of average assets was 1.88% for both the first half of 1997 and 1996.

Noninterest Expense

Noninterest expense increased $2.1 million, or 24.0%, and $4.1 million, or 23.5%, respectively, over the comparable three and six month periods in 1996. The comparison to the first half of 1996 is substantially impacted by the acquisition of First Financial. In a linked quarter comparison, noninterest expense is up $177,000, or 1.6%, over the first quarter of 1997.

Compensation expense increased $1.1 million, or 24.1%, and $2.2 million, or 22.6%, respectively, over the comparable three and six month periods of 1996, reflecting annual raises and an increase in full-time equivalent employees of 55 attributable to the First Financial acquisition.

Occupancy expense, including premises, furniture, fixtures and equipment increased $334,000, or 21.1%, and $816,000, or 26.4%, respectively, over the comparable three and six month periods in 1996. The increase is primarily attributable to the addition of five new offices through the First Financial acquisition.

Other noninterest expense increased $648,000, or 25.7%, and $1.2 million, or 23.6%, respectively, over the comparable three and six month periods in 1996. A significant portion of the increase reflects operating expenses associated with the five new offices.
Additionally, advertising expense increased $261,000, or 93.6%, and amortization of intangible assets increased $320,000, or 272%.

Annualized net noninterest expense (noninterest income minus noninterest expense) as a percent of average assets was 2.52% in the first half of 1997 versus 2.61% for the first half of 1996. The decrease in this percentage is attributable to the Company's growth and higher levels of noninterest income.

Income Taxes

The provision for income taxes increased $474,000, or 40.1%, during the second quarter and $960,000, or 43.6%, during the first six months of 1997, relative to the comparable prior year periods. The increase in the provision over the prior year is attributable to higher taxable income. The Company's effective tax rate for the first half of 1997 was 33.4% versus 29.2% for the comparable period in 1996. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income in the first half of 1997 as compared to the first half of 1996.

                         FINANCIAL CONDITION

Average balances for the first half of 1997 reflect the acquisition of First Financial which was consummated on July 1, 1996. Table I on Page 13 presents average balances for the three and six month periods ended June 30, 1997 and 1996.

The Company's average assets increased to $999.9 million in the first half of 1997 from $790.9 million in the first half of 1996. Average earning assets were $899.6 million for the six months ended June 30, 1997 versus $704.7 million for the comparable period in 1996. The most significant shift in the mix of earning assets occurred through growth in the loan portfolio. Average loans were up $224.4 million, or 48.9%, over the comparable six month period in 1996. The increase in loans reflects the First Financial acquisition and a reduction in the investment portfolio.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities in the Available-for-Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At June 30, 1997, shareholders' equity included a net unrealized gain of $231,000 compared to a net gain of $82,000 at December 31, 1996. The increase in value reflects a slight decline in interest rates which occurred during the second quarter.

At June 30, 1997, the Company's nonperforming loans were $1.9 million versus $3.0 million at year-end 1996. As a percent of nonperforming loans, the allowance for loan losses represented 442% at June 30, 1997 versus 276% at year-end 1996. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $2.0 million at June 30, 1997 versus $1.5 million at December 31, 1996. The ratio of nonperforming assets to loans plus other real estate was .54% at June 30, 1997 compared to .66% at December 31, 1996.

Average deposits increased to $841.3 million for the first half of 1997, from $673.5 million for the first half of 1996. The growth in deposits is attributable to the acquisition of First Financial. At the time of acquisition, certificates of deposit constituted 75% of the acquired deposits. As a result, the Company experienced a significant shift in its deposit mix. During the first half, certificates of deposit represented 45.7% of total deposits compared to 37.7% for the comparable prior year period. This shift in mix has contributed to a compression in the Company's net interest margin which averaged 5.31% in the first half of 1997 versus 5.47% in 1996.

The ratio of average noninterest bearing deposits to total deposits was 21.7% for the first half of 1997 compared to 24.4% for the first half of 1996. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 79.3% and 75.9%, respectively.


                     LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the "Available-for-Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25 million revolving line of credit. On July 1, the Company borrowed $15.0 million to fund the acquisition of First Financial. During the first half of 1997, principal reductions on the line of credit totaled $1.0 million. As of June 30, 1997, there was $14.0 million outstanding under this facility.

The Company's equity capital was $95.5 million as of June 30, 1997, compared to $89.5 million as of December 31, 1996. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.41% at June 30, 1997 versus 7.87% at December 31, 1996. Further, the Company's risk-adjusted capital ratio of 13.67% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 1997, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

During the first six months of 1997, shareholders' equity increased $6.0 million, or 13.5%, on an annualized basis. The net increase in shareholders' equity reflects net income of $6.3 million, dividends of $1.7 million, stock issuances of $1.3 million and an increase in the Company's net unrealized gain on available-for-sale securities of $149,000. Stock issuances totaling $1.3 million reflect 4,601 shares issued under the Company's recently adopted Dividend Reinvestment and Optional Stock Purchase Plan and 47,396 shares issued under other various employee stock purchase and incentive plans.

The Company's common stock had a book value of $16.37 per share at June 30, 1997 compared to $15.49 at December 31, 1996. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 527,160 shares (split adjusted) of its common stock. In the first half of 1997, there were no shares repurchased.

                  IMPACT OF NEW ACCOUNTING STANDARDS

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

TABLE I

                            AVERAGE BALANCES & INTEREST RATES
                   (Taxable Equivalent Basis - Dollars in Thousands)

                                           FOR THREE MONTHS ENDED JUNE 30
                                           1997                      1996
                             Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
Loans, Net of Unearned
  Interest                   $687,280  $15,842  9.24%  $464,713  $10,812  9.36%
Taxable Investment
  Securities                  119,414    1,886  6.34%   132,218    2,049  6.23%
Tax-Exempt Investment
  Securities                   70,168    1,204  6.87%    74,361    1,279  6.88%
Funds Sold                     26,108      357  5.47%    32,524      430  5.32%
   Total Earning Assets       902,970   19,289  8.57%   703,816   14,570  8.32%
Cash & Due From Banks          44,635                    50,713
Allowance for Loan Losses      (8,362)                   (6,484)
Other Assets                   60,645                    42,622
      TOTAL ASSETS           $999,888                  $790,667

LIABILITIES

NOW Accounts                 $100,006  $   418  1.68%  $ 95,918  $   353  1.47%
Money Market Accounts          80,732      620  3.08%    84,319      664  3.17%
Savings Accounts               86,976      436  2.01%    78,305      399  2.05%
Other Time Deposits           389,801    5,112  5.26%   250,995    3,177  5.09%
   Total Int. Bearing
     Deposits                 657,515    6,586  4.02%   509,537    4,593  3.62%
Funds Purchased                27,976      377  5.40%    21,536      257  4.80%
Other Borrowed Funds            6,490       99  6.17%     1,279        9  3.15%
Long-Term Debt                 17,475      298  6.83%     1,941       29  6.04%
    Total Interest Bearing
      Liabilities             709,456    7,360  4.16%   534,293    4,888  3.68%
Noninterest Bearing Deposits  185,332                   164,218
Other Liabilities              12,725                     8,217
     TOTAL LIABILITIES        907,513                   706,728
SHAREHOLDERS' EQUITY
Common Stock                       58                        58
Surplus                         5,464                     4,134
Retained Earnings              86,853                    79,747
     TOTAL SHAREHOLDERS'
       EQUITY                  92,375                    83,939
     TOTAL LIABILITIES &
       EQUITY                $999,888                  $790,667
Interest Rate Spread                            4.41%                     4.64%
Net interest Income                    $11,929                   $ 9,682
Net Interest Margin                             5.30%                     5.53%

                                 AVERAGE BALANCES & INTEREST RATES
                          (Taxable Equivalent Basis - Dollars in Thousands)
                                        FOR SIX MONTHS ENDED JUNE 30
                                        1997                    1996
                             Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
Loans, Net of Unearned
   Interest                  $683,035  $31,279  9.23%  $458,645  $21,521  9.44%
Taxable Investment
   Securities                 122,020    3,826  6.32%   137,283    4,173  6.11%
Tax-Exempt Investment
   Securities                  71,203    2,424  6.81%    75,185    2,589  6.89%
Funds Sold                     23,316      616  5.31%    33,592      889  5.32%
   Total Earning Assets       899,574   38,145  8.55%   704,705   29,172  8.32%
Cash & Due From Banks          47,392                    49,985
Allowance for Loan Losses      (8,318)                   (6,495)
Other Assets                   61,210                    42,744
      TOTAL ASSETS           $999,858                  $790,939

LIABILITIES

NOW Accounts                 $105,011  $   923  1.77%  $ 97,666  $   783  1.61%
Money Market Accounts          80,310    1,199  3.01%    78,268    1,188  3.05%
Savings Accounts               89,075      887  2.01%    78,762      808  2.06%
Other Time Deposits           384,722    9,939  5.21%   254,240    6,584  5.21%
   Total Int. Bearing
     Deposits                 659,118   12,948  3.96%   508,936    9,363  3.70%
Funds Purchased                29,866      750  5.06%    22,772      540  4.77%
Other Borrowed Funds            6,386      136  4.30%     1,294       21  3.41%
Long-Term Debt                 17,753      602  6.83%     1,955       59  6.07%
    Total Interest Bearing
      Liabilities             713,123   14,436  4.08%   534,957    9,983  3.75%
Noninterest Bearing Deposits  182,208                   164,556
Other Liabilities              13,029                     8,962
     TOTAL LIABILITIES        908,360                   708,475
SHAREHOLDERS' EQUITY
Common Stock                       58                        58
Surplus                         5,382                     4,051
Retained Earnings              86,058                    78,355
     TOTAL SHAREHOLDERS'
        EQUITY                 91,498                    82,464
     TOTAL LIABILITIES &
        EQUITY               $999,858                  $790,939
Interest Rate Spread                            4.46%                     4.57%
Net interest Income                    $23,709                   $19,189
Net Interest Margin                             5.31%                     5.47%

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $480,000 and $956,000, for the three and six months ended June 30, 1997, versus $238,000 and $697,000, for the comparable periods ended June 30, 1996.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

PART II.  OTHER INFORMATION

Items 1-3.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 24, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served as the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at                       Against/         Abstentions/
the 1998 annual meeting:         For        Withheld        Broker Non-Votes
Cader B. Cox, III            1,234,450       2,107                0
William G. Smith, Jr.        1,234,450       2,107                0

For terms to expire at                       Against/         Abstentions/
the 1999 annual meeting:         For        Withheld        Broker Non-Votes
Godfrey Smith                1,236,450         107                0
Thomas A. Barron             1,236,450         107                0

For terms to expire at                       Against/         Abstentions/
the 2000 annual meeting:         For        Withheld        Broker Non-Votes
John K. Humphress            1,236,450         107                0
Payne H. Midyette, Jr.       1,236,450         107                0
DuBose Ausley                1,236,450         107                0

2. The shareholders ratified the selection of Arthur Andersen LLP as the independent auditors for the Company for 1997. The number of votes cast were as follows:

                           Against/        Abstentions/
                 For       Withheld       Broker Non-Votes

               1,236,238      0                319

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the period ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  July 29, 1997