Form 10-Q
period 1997-09-30
CAPITAL CITY BANK GROUP INC
filed 1997-11-13
CIK 726601

43

          SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549






                   FORM 10-Q


       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the Quarter:
                September 30, 1997
           Commission File Number  0-13358




             CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)



     Florida                        59-2273542
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)    Identification No.)



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

                   Yes X     No


At October 31, 1997, there were 5,835,141 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                 CAPITAL CITY BANK GROUP, INC.

                     FORM 10-Q    I N D E X

ITEM   PART I. FINANCIAL INFORMATION                    PAGE NUMBER

1.     Financial Statements                                 3

2.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations        8

3.     Qualitative and Quantitative Disclosure of
       Market Risk                                          Not Applicable

ITEM   PART II. OTHER INFORMATION

1.     Legal Proceedings                                    Not Applicable

2.     Changes in Securities and Use of Proceeds            Not Applicable

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

                           CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION (1)
                  AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                 (Dollars In Thousands, Except Per Share Amounts)
                                         September 30, 1997  December 31, 1996
                                            (Unaudited)          (Audited)
ASSETS
Cash and Due From Banks                   $   51,520           $   62,863
Funds Sold                                    18,769               26,043
Investment Securities Available-for-Sale     167,839              207,189

Loans                                        705,627              674,675
  Unearned Interest                           (1,766)              (2,479)
  Allowance for Loan Losses                   (8,505)              (8,179)
  Loans, Net                                 695,356              664,017

Premises and Equipment                        31,677               34,006
Accrued Interest Receivable                    6,996                6,877
Intangibles                                    7,684                8,398
Other Assets                                  12,231               12,006

       Total Assets                       $  992,072           $1,021,399

LIABILITIES
Deposits:
  Noninterest Bearing Deposits            $  187,287           $  196,486
  Interest Bearing Deposits                  638,560              670,210
       Total Deposits                        825,847              866,696

Federal Funds Purchased and Securities
  Sold Under Repurchase Agreements            31,028               28,697
Other Short-Term Borrowings                    6,427                7,260
Long-Term Debt                                16,440               18,072
Other Liabilities                             14,048               11,174
       Total Liabilities                     893,790              931,899

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares outstanding                               -                    -
Common Stock, $.01 par value; 60,000,000
  shares authorized; 5,835,138 shares
  outstanding at September 30,1997
  and 5,778,366 outstanding at
  December 31, 1996                               58                   58
Additional Paid In Capital                     6,335                4,934
Retained Earnings                             91,397               84,426
Net Unrealized Gain (Loss) on
  Available-for-Sale Securities,
  Net of Taxes                                   492                   82
       Total Shareholders' Equity             98,282               89,500
       Total Liabilities and
         Shareholders' Equity             $  992,072           $1,021,399
Book Value Per Share                      $    16.84           $    15.49

(1) Prior period share and per share data have been restated to reflect a 2-for-1 stock split effective April 1, 1997.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                              CAPITAL CITY BANK GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME (1)
                            FOR THE PERIODS ENDED SEPTEMBER 30
                                        (UNAUDITED)

(Dollars In Thousands, Except Per Share Amounts)
                                 THREE MONTHS ENDED SEPTEMBER
                                         1997       1996
INTEREST INCOME
Interest and Fees on Loans              $16,542    $15,127
Investment Securities:
  U.S. Treasury                             904      1,153
  U.S. Gov. Agencies/Corp.                  684      1,070
  States and Political Subdivisions         784        857
  Other Securities                           82         96
  Funds Sold                                366        716
       Total Interest Income             19,362     19,019

INTEREST EXPENSE

Deposits                                  6,597      7,025
Federal Funds Purchased & Securities
  Sold Under Repurchase Agreements          416        325
Long-Term Debt                              291        299
Other Short-Term Borrowings                  98        136
       Total Interest Expense             7,402      7,785
Net Interest Income                      11,960     11,234
Provision for Loan Losses                   449        334
Net Interest Income After
  Provision for Loan Losses              11,511     10,900

NONINTEREST INCOME

Service Charges on Deposit Accounts       2,021      2,347
Data Processing                             724        716
Income from Fiduciary Activities            269        245
Securities Transactions                      (3)         7
Other                                     1,383      1,120
       Total Noninterest Income           4,394      4,435

NONINTEREST EXPENSE

Salaries and Employee Benefits            5,903      5,876
Occupancy, Net                              771        745
Furniture and Equipment                   1,241      1,098
Other                                     3,059      3,166
       Total Noninterest Expense         10,974     10,885

Income Before Income Tax                  4,931      4,450
Income Tax Expense                        1,664      1,405

NET INCOME                              $ 3,267     $3,045

Net Income Per Share                    $   .56     $  .53
Cash Dividends Per Share                $   .15     $ .135
Average Shares Outstanding            5,830,421  5,742,910

                                 NINE MONTHS ENDED SEPTEMBER
                                         1997       1996
INTEREST INCOME
Interest and Fees on Loans              $47,746     $36,586
Investment Securities:
  U.S. Treasury                           2,943       3,182
  U.S. Gov. Agencies/Corp.                2,286       3,074
  States and Political Subdivisions       2,432       2,639
  Other Securities                          267         236
  Funds Sold                                982       1,604
       Total Interest Income             56,656      47,321

INTEREST EXPENSE

Deposits                                 19,545      16,388
Federal Funds Purchased & Securities
  Sold Under Repurchase Agreements        1,166         865
Long-Term Debt                              893         358
Other Short-Term Borrowings                 234         157
       Total Interest Expense            21,838      17,768
Net Interest Income                      34,818      29,553
Provision for Loan Losses                 1,351         857
Net Interest Income After
  Provision for Loan Losses              33,467      28,696

NONINTEREST INCOME

Service Charges on Deposit Accounts       6,075       5,496
Data Processing                           2,461       2,228
Income from Fiduciary Activities            797         785
Securities Transactions                      (5)         23
Other                                     4,368       3,287
       Total Noninterest Income          13,696      11,819

NONINTEREST EXPENSE

Salaries and Employee Benefits           17,587      15,407
Occupancy, Net                            2,252       1,971
Furniture and Equipment                   3,665       2,961
Other                                     9,249       8,176
       Total Noninterest Expense         32,753      28,515

Income Before Income Tax                 14,410      12,000
Income Tax Expense                        4,825       3,606

NET INCOME                              $ 9,585      $8,394

Net Income Per Share                    $  1.65      $ 1.47
Cash Dividends Per Share                $   .45      $ .405
Average Shares Outstanding            5,806,473   5,729,202

(1) Prior period share and per share information have been restated to reflect a 2-for-1 stock split effective April 1, 1997.

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                        CAPITAL CITY BANK GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                                 (UNAUDITED)
(Dollars In Thousands)                            1997             1996
NET INCOME                                      $  9,585         $  8,394
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                        1,351              857
  Depreciation                                     2,441            2,008
  Net Amortization (Accretion)                       501              747
  Amortization of Intangible Assets                  714              332
  Gain on Sale of Real Estate Loans                 (500)             (90)
  Gain on Sale of Bank Property                     (275)               -
  Non-Cash Compensation                              185               90
  Net (Increase) Decrease in Interest
    Receivable                                      (119)             270
  Net (Increase) Decrease in Other Assets          2,528              876
  Net Increase (Decrease) in Other
    Liabilities                                     (341)          (1,261)
Net Cash From Operating Activities                16,070           12,223

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from Payments/Maturities of
    Investment Securities-Available for Sale      43,420           69,756
  Purchase of Investment Securities-
    Available for Sale                            (2,925)         (28,206)
  Net (Increase) Decrease in Loans               (32,691)         (28,968)
  Purchase of Premises & Equipment                (1,270)          (1,792)
  Sales of Premises & Equipment                    1,157            1,237
  Cash Used to Fund Acquisition                        -          (20,666)
  Cash Acquired in Acquisition                         -            4,499
  Net Cash from Investing Activities               7,691           (4,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits            (40,849)         (37,358)
  Net Increase (Decrease) in Federal
    Funds Purchased                                2,332              (25)
  Net Increase (Decrease) in Other Borrowed
    Funds                                           (833)           3,508
  Addition of Long-Term Debt                           -           15,000
  Repayment of Long-Term Debt                     (1,632)             (82)
  Dividends Paid                                  (2,613)          (4,860)
  Issuance of Common Stock                         1,217              461
Net Cash From Financing Activities               (42,378)         (23,356)

Net Increase (Decrease) in Cash and
  Cash Equivalents                               (18,617)         (15,273)
Cash and Cash Equivalents at Beginning of
  Period                                          88,906          103,063
Cash and Cash Equivalents at End of Period      $ 70,289         $ 87,790

Supplemental Disclosure:
  Interest Paid                                 $ 19,926         $ 18,421
  Taxes Paid                                    $  5,159         $  2,712

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                        CAPITAL CITY BANK GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The consolidated financial statements, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current presentation, including the restatement of share and per share data to reflect a 2-for-1 stock split effective April 1, 1997.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month periods ended September 30, 1997 and 1996.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1996 Annual Report and Form 10-K. There have been no significant changes in the accounting policies of the Company since December 31, 1996.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at September 30, 1997 and December 31, 1996 were as follows (dollars in thousands):

                                         September 30, 1997
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains       Losses     Value
U.S. Treasury                 $ 29,384     $ 55       $  4      $ 29,435
U.S. Government Agencies
  and Corporations              41,058       76         60        41,074
States and Political
  Subdivisions                  66,783      462         74        67,171
Mortgage Backed Securities      25,181      388         68        25,501
Other Securities                 4,657        1          -         4,658
     Total                    $167,063     $982       $206      $167,839

                                          December 31, 1996
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains       Losses     Value
U.S. Treasury                 $ 40,766     $ 75       $  9      $ 40,832
U.S. Government Agencies
and Corporations                57,381       32        376        57,037
States and Political
  Subdivisions                  74,196      620        117        74,699
Mortgage Backed Securities      29,266      160        257        29,169
Other Securities                 5,448        4          -         5,452
     Total                    $207,057     $891       $759      $207,189

(3) LOANS

The composition of the Company's loan portfolio at September 30, 1997 and December 31, 1996 was as follows (dollars in thousands):

                           September 30, 1997   December 31, 1996
Commercial, Financial
  and Agricultural              $ 55,871            $ 57,023
Real Estate-Construction          51,539              41,389
Real Estate-Mortgage             455,620             432,110
Consumer                         142,597             137,153
     Gross Loans                $705,627            $674,675

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 1997 and 1996, is as follows (dollars in thousands):

                                    September 30, 1997    September 30, 1996
Balance, Beginning of the Period         $8,179               $6,474
Acquired Reserves                             -                1,846
Provision for Loan Losses                 1,351                  857
Recoveries on Loans Previously
  Charged-Off                               523                  498
Loans Charged-Off                        (1,548)              (1,383)
Balance, End of Period                   $8,505               $8,292

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Nonaccruing loans at September 30, 1997 were $2.4 million compared to $3.4 million at September 30, 1996 and $3.0 million at December 31, 1996.

The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 1997 and December 31, 1996 was as follows (dollars in thousands):

                              September 30, 1997        December 31, 1996
NOW Accounts                       $ 98,257                 $114,507
Money Market Accounts                79,338                   79,352
Savings Deposits                     81,634                   91,986
Other Time Deposits                 379,331                  384,365
  Total Interest Bearing
    Deposits                       $638,560                 $670,210

(6)  ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1997 Capital City Bank adopted Statements of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. This Statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered, and to remove liabilities only when they have been extinguished. The adoption of the Statement did not have a material impact on the Company's financial condition or results of operation.

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similar to fully diluted earnings per share. This Statement will be effective for the Company's December 31, 1997 financial statements and is not anticipated to have a material impact on the Company's financial condition or results of operation.

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information About Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure. This Statement will be effective for the Company's December 31, 1997 financial statements and will not have a material impact on the Company's financial condition or results of operation.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This Statement will be effective for the Company's financial statements for periods beginning after December 31, 1997 and will not have a material impact on the Company's financial condition or results of operation.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires the enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement will be effective for the Company's financial statements for periods beginning after December 31, 1997 and will not have a material impact on the Company's financial condition or results of operation.

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

On July 1, 1996, the Company completed its acquisition of First
Financial Bancorp, Inc. and its wholly-owned subsidiary, First Federal Bank; (collectively referred to as "First Financial"). The acquisition was accounted for under the purchase method of accounting. Financial comparisons to prior year periods are not necessarily comparable due to the impact of the acquisition.

                            RESULTS OF OPERATIONS

Net Income

Net income was $3.3 million, or $.56 per share for the third quarter of 1997, a per share increase of 5.7% over the $3.0 million, or $.53 per share for the comparable period in 1996. Net income was $9.6 million, or $1.65 per share for the nine months ended September 30, 1997, a per share increase of 12.2% over the $8.4 million, or $1.47 per share for comparable period in 1996. Operating revenue, which includes net interest income and noninterest income, increased $6.6 million, or 16.4%, over the comparable nine month period of 1996, and was the most significant factor contributing to the increase in earnings.

                                   For The Three         For The Nine
                                   Months Ended          Months Ended
                                   September 30,         September 30,
                                  1997       1996       1997        1996
Interest and Dividend Income     $19,362    $19,019    $56,656     $47,321
Taxable Equivalent Adjustment(1)     406        404      1,257       1,274
                                  19,768     19,423     57,913      48,595
Interest Expense                   7,402      7,785     21,838      17,768
Net Interest Income (FTE)         12,366     11,638     36,075      30,827
Provision for Loan Losses            449        334      1,351         857
Taxable Equivalent Adjustment        406        404      1,257       1,274
Net Interest Income
  After Provision                 11,511     10,900     33,467      28,696
Noninterest Income                 4,394      4,435     13,696      11,819
Noninterest Expense               10,974     10,885     32,753      28,515
Income Before Income Taxes         4,931      4,450     14,410      12,000
Income Taxes                       1,664      1,405      4,825       3,606

Net Income                       $ 3,267    $ 3,045    $ 9,585     $ 8,394

Percent Change over comparable
  prior year period                7.29%     12.15%     14.19%      18.83%

Return on Average Assets (2)       1.29%      1.18%      1.28%       1.29%

Return on Average Equity (2)      13.44%     14.20%     13.76%      13.49%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

Third quarter taxable equivalent net interest income increased $728,000, or 6.3%, over the comparable quarter in 1996. Taxable equivalent net interest income for the nine month period of 1997 increased $5.2 million, or 17.0%, over the same period of 1996. The increase in both the three and nine month periods is attributable to loan growth. Loans, on average through the first nine months, increased 31.8%, reflecting the acquisition of First Financial and internal loan growth. During 1997, loans averaged 76.6% of total earning assets compared to 67.6% for the comparable nine month period in 1996. Table I on page 16 provides a comparative analysis of the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 1997, taxable equivalent interest income increased $345,000, or 1.8%, and $9.3 million, or 19.2%, respectively, over the comparable prior year periods. Interest income has increased primarily due to the Company's ability to grow the loan portfolio. Loans during the first nine months of 1997 averaged $690.2 million, representing an increase of $166.7 million, or 31.8%, over the comparable period in 1996, and loans as a percent of average earning assets increased to 76.6% from 67.3%. This shift in mix contributed to a 25 basis point increase, from 8.34% to 8.59%, in the yield on earning assets.

Interest expense for the three month period of 1997 decreased $383,000, or 4.9%, from the comparable period of 1996. The decrease in the three month period is primarily attributable to the contraction of interest bearing deposits. For the third quarter of 1997, average interest bearing deposits declined $48.2 million and represented 77.5% of total deposits, compared to 79.9% for the third quarter of 1996. During the third quarter of 1997, the average rate paid on interest bearing liabilities rose to 4.18%, from 4.16% in the second quarter of 1997 and 4.13% in the third quarter of 1996. For the nine month period ended September 30, interest expense increased $4.1 million, or 22.9%, over the comparable period of 1996. The year-to-date increase in interest expense is attributable to higher levels of interest bearing liabilities and a shift in the mix of deposits, both reflecting the acquisition of First Federal.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) for the three and nine month periods ended September 30, 1997 was 4.48% and 4.47%, respectively, compared to 4.24% and 4.43% for the comparable periods in 1996. The improvement in spread is attributable to higher yields on earning assets. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) for the three and nine month periods ended September 30, 1997 was 5.42% and 5.35%, respectively, compared to 5.01% and 5.29% for the comparable periods in 1996. The higher margin is due to higher yields on earning assets and a reduction in the level of earning assets funded with interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $449,000 and $1.4 million, respectively, for the three and nine month periods ended September 30, 1997, compared to $334,000 and $857,000 for the comparable periods in 1996. Net charge-offs, while up slightly from 1996, remain at historically low levels relative to the size of the loan portfolio. Nonperforming loans declined $600,000, or 20.0%, during the first nine months of 1997. As compared to year-end, the allowance for loan losses increased slightly to $8.5 million and represented 1.21% of total loans versus 1.22% at year-end 1996.

Based on current economic conditions, the low level of nonperforming loans, and net charge-offs, it is management's opinion the allowance for loan losses as of September 30, 1997 is sufficient to provide for losses inherent in the loan portfolio as of that date.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Charge-off activity for the respective periods is set forth below.

                                 Three Months Ended     Nine Months Ended
                                 9/30/97    9/30/96     9/30/97    9/30/96
Net Charge-Offs                 $393,000   $297,000   $1,025,000  $885,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                  .22%       .18%         .20%      .23%

Noninterest Income

Noninterest income declined $41,000, or .9%, in the third quarter of 1997 versus the comparable quarter for 1996, and increased $1.9 million, or 15.9%, for the nine months ended September 30, 1997 versus the comparable period for 1996. The lower level of noninterest income during the third quarter reflects a decline in service charge revenues. Although the acquisition of First Financial favorable impacted noninterest income, the increase is principally attributable to the implementation of recommendations resulting from a profit enhancement program conducted in the latter half of 1995 and repricing of the bank service fees which went into effect on July 1, 1996. Additionally, the Company sold parcels of bank property which resulted in a $275,000 gain during the second quarter of 1997.

Service charges on deposit accounts for the third quarter of 1997 decreased $326,000, or 13.9%, versus the comparable period in 1996, and increased $579,000, or 10.5%, over the comparable nine month periods for 1996. The third quarter decline is partially attributable to a decrease in the total number of deposit accounts. The year-to-date increase reflects the repricing mentioned above.

Data processing revenues increased $8,000, or 1.1%, and $233,000, or 10.5%, respectively, over the comparable three and nine month periods in 1996. The increase reflects higher revenues associated with processing for third party banks.

Other income increased $263,000, or 23.5%, and $1.1 million, or 32.9%, respectively, for the three and nine month periods ended September 30, 1997 over the comparable prior year periods. The increase is primarily attributable to gains on the sale of real estate loans during the first nine months of 1997 totaling $500,000, a $275,000 gain on the sale of bank property recognized in the second quarter, and ATM surcharge revenue.

Annualized noninterest income as a percent of average assets was 1.83% for the first nine months of 1997, an increase of 1 basis point for the comparable period in 1996.

Noninterest Expense

Noninterest expense increased $89,000, or .8%, and $4.2 million, or 14.9%, respectively, over the comparable three and nine month periods of 1996. The comparison to the first nine months of 1996 is substantially impacted by the acquisition of First Financial.

Compensation expense increased $27,000, or .5%, and $2.2 million, or 14.2%, respectively, over the comparable three and nine month periods of 1996. The increase reflects growth in the number of full-time equivalent employees by 55 attributable to the First Financial acquisition.

Occupancy expense, including premises, furniture, fixtures and equipment increased $169,000, or 9.2%, and $985,000, or 20.0%, respectively, over the comparable three and nine month periods of 1996. The increase is primarily attributable to the addition of five new offices acquired through the First Financial acquisition.

Other noninterest expense declined $107,000, or 3.4%, and increased $1.1 million, or 13.1%, respectively, over the comparable three and nine month periods of 1996. A significant portion of the increase reflects operating expenses with the five new offices. Additionally, advertising expense increased $187,000, or 42.1%, and amortization of intangible assets increased $303,000, or 88.1%.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles) as a percent of average assets was 2.46% in the first nine months of 1997 versus 2.56% for the first nine months of 1996. The decrease in this percentage is attributable to the growth in noninterest income.

Income Taxes

The provision for income taxes increased $259,000, or 18.4%, during the third quarter and $1.2 million, or 33.8%, during the first nine months of 1997. The increase in the provision over the prior year is attributable to higher taxable income. The Company's effective tax rate for the first nine months of 1997 was 33.5%, versus 30.0% for the comparable period in 1996. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income in the first nine months of 1997 as compared to the comparable period of 1996.

                             FINANCIAL CONDITION

Average balances for the nine month period ended September 30, 1997 reflect the acquisition of First Financial. The impact on average balances for the nine month period is due to the timing of the acquisition. Table I on page 16 presents average balances for the three and nine month periods of 1997 and 1996.

The Company's average assets increased to $1.0 billion in the first nine months of 1997 from $871.5 million in the first nine months of 1996. Average earning assets were $901.7 million for the nine months ended September 30, 1997 versus $778.3 million for the comparable period in 1996. The most significant change in the mix of earning assets occurred through growth in the loan portfolio. The increase in the loan portfolio reflects the First Financial acquisition, and internal loan growth partially funded through a reduction in the investment portfolio.

Average loans increased $166.7 million, or 31.8%, over the comparable nine month period in 1996. Loan growth occurred primarily in the real estate and consumer portfolios. Residential real estate loans increased substantially with the acquisition of First Financial.
Based on averages for the first nine months of 1997, loans as a percentage of earning assets increased to 76.6% from 67.3% in 1996, which had a favorable impact on the Company's net interest income.

At September 30, 1997, the Company's nonperforming loans were $2.4 million versus $3.0 million at year-end 1996. As a percentage of nonperforming loans, the allowance for loan losses represented 354.5% at September 30, 1997 versus 275.8% at year-end 1996. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $2.3 million at September 30, 1997 compared to $1.5 million at December 31, 1996. The increase reflects undeveloped branch sites acquired in the First Financial transaction which are held for sale and have been reclassified to other real estate. The ratio of nonperforming assets to loans plus other real estate was .66% at September 30, 1997, constant with year-end.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. During 1997, maturities in the securities portfolio have been used to fund loan growth resulting in a $39.4 million, or 18.8%, reduction in the portfolio. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of taxes, as a separate component of shareholders' equity. At September 30, 1997, shareholders' equity included a net unrealized gain of $492,000 compared to a gain of $82,000 at December 31, 1996. The increase in value reflects a decline in current interest rates relative to their level at year-end.

Average deposits increased to $840.5 million for the first nine months of 1997, from $741.0 million for the first nine months of 1996. The growth in deposits is attributable to the First Financial acquisition. During the third quarter, deposits averaged $838.7 million, compared to $874.6 million for the comparable quarter in 1996. The decrease reflects growing competition from banks and non-banks. The mix of deposits acquired through First Financial (certificates of deposit representing 75% of total acquired deposits) impacted the Company's overall deposit structure. Certificates of deposit, as a percent of average total deposits, increased to 45.8% for the first nine months of 1997, from 41.0% for the comparable period in 1996.

The ratio of average noninterest bearing deposits to total deposits fell to 21.92% for the first nine months of 1997, compared to 22.7% for the comparable period in 1996. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.7% and 78.1%, respectively.

                       LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the "Available-for-Sale" investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25.0 million revolving line of credit. As of September 30, 1997, there was $13.5 million outstanding under this credit facility which the Company borrowed on July 1, 1996 to fund the acquisition of First Financial.

The Company's equity capital was $98.3 million as of September 30, 1997, compared to $89.5 million as of December 31, 1996. The Company's management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.1% at September 30, 1997 versus 7.9% at December 31, 1996. Further, the Company's risk-adjusted capital ratio of 14.8% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At September 30, 1997, these regulations and covenants did not impair the Company's (or its Group banks') ability to declare and pay dividends or to meet other existing obligations.

During the first nine months of 1997, shareholders' equity increased $8.8 million, or 13.1%, on an annualized basis. The net increase in shareholders' equity reflects net income of $9.6 million, dividends of $2.6 million, stock issuances of $1.4 million and an increase in the Company's net unrealized gain on available-for-sale securities of $410,000. Stock issuances totaling $1.4 million reflect 9,368 shares issued under the Company's recently adopted Dividend Reinvestment and Optional Stock Purchase Plan and 47,405 shares issued under other employee stock purchase and incentive plans.

The Company's common stock had a book value of $16.84 per share at September 30, 1997 compared to $15.49 at December 31, 1996. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 527,160 (split adjusted) shares of its common stock. In the first nine months of 1997, there were no shares repurchased.

                      IMPACT OF NEW ACCOUNTING STANDARDS

Effective January 1, 1997 Capital City Bank adopted SFAS No. 125, "Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss.
This Statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered, and to remove liabilities only when they have been extinguished.

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. The Statement will be effective for the Company's December 31, 1997 financial statements.

In February 1997, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards (SFAS) No. 129,
"Disclosure of Information About Capital Structure." The Statement will be effective for the Company's December 31, 1997 financial statements.

In June 1997, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards (SFAS)No. 130, "Reporting Comprehensive Income." The Statement will be effective for the Company's financial statements for periods beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards (SFAS) No. 131,
"Disclosures about Segments of an Enterprise and Related Information." The Statements will be effective for the Company's financial statements for periods beginning after December 15, 1997.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                              FOR THREE MONTHS ENDED SEPTEMBER 30,
                                            1997
                                  Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest $  704,222  $16,580  9.34%
Taxable Investment Securities      106,684    1,670  6.20%
Tax-Exempt Investment Securities    68,192    1,152  6.76%
Funds Sold                          26,623      366  5.49%
   Total Earning Assets            905,721   19,768  8.66%
Cash & Due From Banks               46,796
Allowance for Loan Losses           (8,476)
Other Assets                        59,129
      TOTAL ASSETS              $1,003,170
LIABILITIES
NOW Accounts                    $  100,740  $   408  1.61%
Money Market Accounts               81,528      627  3.05%
Savings Accounts                    83,294      420  2.00%
Other Time Deposits                384,783    5,142  5.30%
   Total Int. Bearing Deposits     650,345    6,597  4.02%
Funds Purchased                     29,096      416  5.67%
Other Borrowed Funds                 6,187       98  6.26%
Long-Term Debt                      16,935      291  6.83%
    Total Interest Bearing
      Liabilities                  702,563    7,402  4.18%
Noninterest Bearing Deposits       188,387
Other Liabilities                   15,773
     TOTAL LIABILITIES             906,723

SHAREHOLDERS' EQUITY
Common Stock                            58
Surplus                              6,169
Retained Earnings                   90,220
  TOTAL SHAREHOLDERS' EQUITY        96,447
  TOTAL LIABILITIES & EQUITY    $1,003,170

Interest Rate Spread                                 4.48%
Net interest Income                         $12,366
Net Interest Margin                                  5.42%

                            FOR THREE MONTHS ENDED SEPTEMBER 30,
                                            1996
                                  Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest $  651,753  $15,164  9.26%
Taxable Investment Securities      144,756    2,319  6.38%
Tax-Exempt Investment Securities    72,857    1,224  6.72%
Funds Sold                          54,462      716  5.23%
   Total Earning Assets            923,828   19,423  8.37%
Cash & Due From Banks               50,148
Allowance for Loan Losses           (8,227)
Other Assets                        60,362
      TOTAL ASSETS              $1,026,111
LIABILITIES
NOW Accounts                    $  105,372  $   539  2.03%
Money Market Accounts               97,736      756  3.08%
Savings Accounts                    96,492      517  2.13%
Other Time Deposits                399,072    5,213  5.20%
   Total Int. Bearing Deposits     698,672    7,025  4.00%
Funds Purchased                     26,325      325  4.90%
Other Borrowed Funds                 8,929      136  6.06%
Long-Term Debt                      16,855      299  7.06%
    Total Interest Bearing
      Liabilities                  750,781    7,785  4.13%
Noninterest Bearing Deposits       175,931
Other Liabilities                   14,611
     TOTAL LIABILITIES             941,323

SHAREHOLDERS' EQUITY
Common Stock                            58
Surplus                              4,320
Retained Earnings                   80,410
  TOTAL SHAREHOLDERS' EQUITY        84,788
  TOTAL LIABILITIES & EQUITY    $1,026,111

Interest Rate Spread                                 4.24%
Net interest Income                         $11,638
Net Interest Margin                                  5.01%

                            FOR NINE MONTHS ENDED SEPTEMBER 30,
                                            1997
                                  Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest $  690,175 $47,859   9.27%
Taxable Investment Securities      116,658   5,496   6.30%
Tax-Exempt Investment Securities    70,189   3,576   6.79%
Funds Sold                          24,630     982   5.33%
   Total Earning Assets            901,652  57,913   8.59%
Cash & Due From Banks               47,188
Allowance for Loan Losses           (8,371)
Other Assets                        60,489
      TOTAL ASSETS              $1,000,957
LIABILITIES
NOW Accounts                    $  103,572 $ 1,331   1.72%
Money Market Accounts               80,720   1,826   3.03%
Savings Accounts                    87,124   1,307   2.01%
Other Time Deposits                384,742  15,081   5.24%
   Total Int. Bearing Deposits     656,158  19,545   3.98%
Funds Purchased                     29,607   1,166   5.26%
Other Borrowed Funds                 6,319     234   4.95%
Long-Term Debt                      17,480     893   6.83%
    Total Interest Bearing
      Liabilities                  709,564  21,838   4.11%
Noninterest Bearing Deposits       184,291
Other Liabilities                   13,954
     TOTAL LIABILITIES             907,809

SHAREHOLDERS' EQUITY
Common Stock                            58
Surplus                              6,169
Retained Earnings                   86,921
  TOTAL SHAREHOLDERS' EQUITY        93,148
  TOTAL LIABILITIES & EQUITY    $1,000,957

Interest Rate Spread                                 4.47%
Net interest Income                         $36,075
Net Interest Margin                                  5.35%

                           FOR NINE MONTHS ENDED SEPTEMBER 30,
                                            1996
                                  Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest   $523,485  36,685     9.36%
Taxable Investment Securities      139,811   6,492     6.20%
Tax-Exempt Investment Securities    74,404   3,814     6.83%
Funds Sold                          40,598   1,604     5.28%
   Total Earning Assets            778,298  48,594     8.34%
Cash & Due From Banks               49,997
Allowance for Loan Losses           (7,077)
Other Assets                        50,311
      TOTAL ASSETS                $871,529
LIABILITIES
NOW Accounts                      $100,253   1,322     1.76%
Money Market Accounts               84,805   1,944     3.06%
Savings Accounts                    84,061   1,323     2.10%
Other Time Deposits                303,537  11,799     5.19%
   Total Int. Bearing Deposits     572,656  16,388     3.82%
Funds Purchased                     23,963     865     4.82%
Other Borrowed Funds                 3,842     158     5.49%
Long-Term Debt                       6,964     358     6.87%
    Total Interest Bearing
      Liabilities                  607,425  17,768     3.91%
Noninterest Bearing Deposits       168,350
Other Liabilities                   12,610
     TOTAL LIABILITIES             788,385

SHAREHOLDERS' EQUITY
Common Stock                            58
Surplus                              4,951
Retained Earnings                   78,135
  TOTAL SHAREHOLDERS' EQUITY        83,144
  TOTAL LIABILITIES & EQUITY      $871,529

Interest Rate Spread                                 4.43%
Net interest Income                         $30,827
Net Interest Margin                                  5.29%

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $741,000 and $2,215,000, for the three and nine months ended September 30, 1997, versus $685,000 and $1,641,000, for the comparable periods ended September 30, 1996.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

PART II.  OTHER INFORMATION

ITEMS 1-4

Not applicable

ITEM 5.  OTHER INFORMATION

On October 29, 1997, the Company entered into a definitive purchase and assumption agreement with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal") to acquire five of First Federal's branch facilities which include loans and deposits. The Company has agreed to pay a deposit premium of 6.33% to assume approximately $60 million in deposits, purchase loans equal to 80% of deposits at closing, and acquire the real estate. Four of the five offices will be merged into existing offices of Capital City Bank.
The buildings and premises, totaling approximately $415,000, of the four First Federal offices being merged, will be classified as other real estate. The transaction, subject to regulatory approval, is expected to close during the first quarter of 1998.

On October 18, 1997, the Company consolidated three of its subsidiary banks (Levy County State Bank, Farmers and Merchants Bank of Trenton and Branford State Bank) into Capital City Bank. As a result, the Company now has one subsidiary bank with approximately $1.0 billion in assets, $700 million in loans and $826 million in deposits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

(3b) Amended and Restated Bylaws of Capital City Bank Group, Inc.

27     Financial Data Schedule

(B)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the period ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

/s/ J. Kimbrough Davis

J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 13, 1997