Form 10-K
period 1997-12-31
CAPITAL CITY BANK GROUP INC
filed 1998-03-27
CIK 726601

32

                                 Form 10-K

                      Securities and Exchange Commission
                          Washington, D.C. 20549

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                                Exchange Act
                                  of 1934

                For the Fiscal Year Ended December 31, 1997

                      Commission File Number 0-13358

                       CAPITAL CITY BANK GROUP, INC.
               Incorporated in the State of Florida in 1982

             I.R.S. Employer Identification Number 59-2273542

          Address: 217 North Monroe Street, Tallahassee, FL 32301

                        Telephone: (850) 671-0610

        Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock - $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( X)

As of March 2, 1998, there were issued and outstanding 5,886,678 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol "CCBG." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq on March 2, 1998, was $102,171,274.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 1997 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE

Item 1.  Business                                                        3
Item 2.  Properties                                                     12
Item 3.  Legal Proceedings                                              12
Item 4.  Submission of Matters To a Vote of Security Holders            12

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                            12
Item 6.  Selected Financial Data                                        14
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            15
Item 7A. Quantitative and Qualitative Disclosure About Market Risk      35
Item 8.  Financial Statements and Supplementary Data                    37
Item 9.  Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure                                       61


PART III

Item 10.  Directors and Executive Officers of the Registrant            61
Item 11.  Executive Compensation                                        61
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    61
Item 13.  Certain Relationships and Related Transactions                61

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                     62

PART I

Item I.  Business

General

Capital City Bank Group, Inc. ("CCBG" or "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1997, the Company had consolidated total assets of $1.0 billion and share owners' equity of $100.5 million.
Its principal asset is the capital stock of Capital City Bank (the "Bank" or "CCB"). The Bank accounted for approximately 99.9% of the consolidated assets at December 31, 1997 and approximately 100% of consolidated net income of the Company for the year ended December 31, 1997. In addition to its banking subsidiary, the Company has four other indirect subsidiaries, Capital City Trust Company, Capital City Securities, Inc., Capital City Mortgage Company (inactive) and Capital City Services Company, all of which are wholly-owned subsidiaries of Capital City Bank.

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

On October 18, 1997, the Company consolidated its three remaining bank affiliates, Levy County State Bank, Farmers & Merchants Bank of
Trenton and Branford State Bank into Capital City Bank. The consolidation enabled the Company to present a consistent image to a broader market and to better serve its clients through the use of a common name with multiple, convenient locations.

On October 29, 1997 the Company entered into a definitive purchase and assumption agreement with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal") to acquire five of First Federal's branch facilities. The Company agreed to pay a deposit premium of $3.3 million, or 6.33%, to assume approximately $55 million in deposits and purchase loans equal to 80% of deposits at closing. The transaction was consummated effective January 31, 1998.

The Company and Capital City Bank are headquartered in Tallahassee, Florida, the state capital. State government and two major state universities employ a large percentage of the local work force and help to provide a strong and stable economy for Tallahassee and the surrounding area.

Dividends and management fees received from the Bank are the Company's only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled "Regulation and Supervision" and Note 4 in the Notes to Consolidated Financial Statements for additional information.

The Company had a total of 593 (full-time equivalent) employees at March 2, 1998. Page 16 contains other financial and statistical information about the Company.

Banking Services

Capital City Bank is a state chartered, full service bank, engaged in the commercial and retail banking business, including accepting demand, savings and time deposits, extending credit, originating residential mortgage loans, providing data processing services, trust services, retail brokerage services and a broad range of other financial services to corporate and individual customers, governmental entities and correspondent banks.

The Bank is a member of the "Honor" system which enables customers to utilize their "QuickBucks" or "Quickcheck" cards to access cash at automatic teller machines ("ATMs") or point of sale merchants located throughout the state of Florida. Additionally, customers may access their cash outside Florida through various interconnected ATM networks and merchant locations.

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial customers located throughout North Florida and South Georgia. As of March 2, 1998, the services company is providing computer services to 9 of the 19 correspondent banks which have relationships with Capital City Bank.

Trust Services

Capital City Trust Company is the investment management arm of Capital City Bank. The Trust Company provides asset management for individuals through agency, personal trust and IRA accounts personal investment management. Pension, profit sharing and 401(k) Plans administration are significant product lines. Associations, endowments and other non-profit entities hire the Trust Company to manage their long-term investment portfolios. Individuals requiring the services of a trustee, personal representative, or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $185 million as of December 31, 1997, with total assets under administration exceeding $254 million.

Brokerage Services

The Company offers access to retail investment products through its wholly-owned subsidiary, Capital City Securities, Inc. These products are offered through FSC Securities Corporation, a registered Broker/Dealer, member NASD and SIPC. Insurance products are provided by FSC Agency, Inc. Non-deposit investment and insurance products are: not FDIC insured, not bank guaranteed, and may lose value. Capital City Securities, Inc.'s brokers are licensed through FSC Securities Corporation and FSC Agency, Inc., and offer a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts and annuities.

Competition

The banking business in Florida is rapidly changing and CCBG and its subsidiaries operate in a highly competitive environment, especially with respect to services and pricing. The recent acquisition of Barnett Banks, Inc. by NationsBank Corporation significantly alters the competitive environment within the State of Florida and, management believes, further enhances the Company's competitive position and opportunities in many of its markets. CCBG's primary market area is in North Florida and consists of Leon, Gadsden, Jefferson, Levy, Gilchrist, Suwannee, Taylor, Hernando, Madison, Pasco, Citrus and Dixie counties. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon
County. Capital City Bank's Leon County deposits totaled $429 million, or 51.4%, of the Company's consolidated deposits at December 31, 1997.

The following table depicts CCB's market share percentage within each respective county, based on total commercial bank deposits within the county.

                                             Market Share
                                          as of September 30*
                                      1997       1996       1995
Capital City Bank:
  Citrus County                       4.4%       4.4%       4.6%
  Dixie County                         **         **         **
  Gadsden County                     29.8%      27.5%      28.2%
  Hernando County                     2.0%       2.0%        -
  Jefferson County                   28.2%      27.3%      27.6%
  Leon County                        22.8%      23.9%      22.2%
  Pasco County                        1.3%       1.5%        -
  Madison County                     22.6%      28.5%        -
  Taylor County                      36.0%      43.3%        -
  Levy County                        25.6%      27.9%      33.7%
  Gilchrist                          45.1%      47.4%      53.7%
  Suwannee                           16.6%      16.2%      16.3%

* Obtained from the September 30 Office Level Report published by the Florida Bankers Association for each year.
**  Entered the market on January 31, 1998.

The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 1997.

                      Number of                   Number of Commercial
County            Commercial Banks                    Bank Offices
Citrus                    10                               35
Dixie                      3                                4
Gadsden                    4                                9
Gilchrist                  2                                4
Hernando                  11                               37
Jefferson                  2                                2
Leon                      13                               68
Levy                       4                               12
Madison                    4                                5
Pasco                     13                               80
Suwannee                   4                                6
Taylor                     3                                5

Supervision and Regulation

The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements and restrictions, and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

The Company

General. As a result of its ownership of the Bank, the Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and is regulated by the Board of Governors of the Federal Reserve System ("FRB").

The Bank Holding Company Act of 1956. Under the BHCA, the Company will be subject to periodic examination by the FRB and will be required to file periodic reports of its operations and such additional information as the FRB may require. The Company's activities are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The FRB imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below under "The Bank - Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August 1989. FIRREA contains major regulatory reforms which include stronger civil and criminal enforcement provisions applicable to all financial institutions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies, and removes all interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries.

The FRB, the Florida Department of Banking and Finance (the "FDBF") and the Federal Deposit Insurance Corporation ("FDIC") collectively have extensive enforcement authority over depository institutions and their holding companies, and this authority has been enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

FIRREA further requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed director or senior executive officer if the institution (i) has been chartered less than two years; (ii) has undergone a change in control within the preceding two years; or
(iii) is not in compliance with the minimum capital requirements or otherwise is in a "troubled condition." The regulator would have the opportunity to disapprove any such appointment.

Economic Growth and Regulatory Paperwork Reduction Act of 1996. The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

The Bank

General. The Bank is a banking institution which is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the FDBF. The Bank is a member bank of the Federal Reserve System and its operations are also subject to broad federal regulation and oversight by the FRB. The deposit accounts of the Bank are insured by the FDIC which gives the FDIC certain enforcement powers over the Bank. Various consumer laws and regulations also affect the operations of the Bank including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

The FDBF supervises and regulates all areas of the Bank's operations including, without limitation, making of loans, the issuance of securities, the conduct of the Bank's corporate affairs, capital adequacy requirements, the payment of dividends and the establishment or closing of branches.

In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank may, however, engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

As a state chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept checking accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Bank's customers.

The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW
checking accounts) and non-personal time deposits.   The balances
maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.

Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds before borrowing from the Federal Reserve Bank.

Dividends. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The FRB may restrict the ability of a bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and the payment of dividends, interest and operating expenses.

In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to Section 658.37 of the Florida Banking Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank's retained net profits for the preceding two years and, with the approval of the FDBF, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the FDBF or a federal regulatory agency.

Insurance of Accounts and Other Assessments. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC to a maximum of $100,000 for each insured depositor. The federal banking agencies require an annual audit by independent accountants of the Bank and make their own periodic examinations of the Bank. They may revalue assets of an insured institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets, as well as require specific charge-offs relating to such assets. The federal banking agencies may prohibit any FDIC-insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance fund.

Under federal law, BIF and the Savings Association Insurance Fund ("SAIF") are each statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. In view of the BIF's achieving the 1.25% ratio during 1995, the FDIC reduced the assessments for most banks by adopting a new assessment rate schedule of 4 to 31 basis points for BIF deposits. The FDIC further reduced the BIF assessment schedule by an additional four basis points for the 1996 calendar year so that most BIF members paid only the statutory minimum semiannual assessment of $1,000. During this same period, the FDIC retained the existing assessment rate schedule applicable to SAIF deposits of 23 cents to 31 cents per $100 of domestic deposits, depending on the institution's risk classification.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA was intended to reduce the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. To accomplish this reduction, DIFA provided for a special one-time assessment imposed on deposits insured by SAIF to recapitalize SAIF and bring it up to statutory required levels. This one-time assessment occurred in the third quarter of 1996. As a result, beginning in 1997 and continuing through the year, both BIF and SAIF deposits were assessed at the same rate of 0 to 27 basis points depending on risk classification.

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

Transactions With Affiliates. The authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Bank, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the FRB for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"), member banks are subject to restrictions regarding transactions with affiliates ("Covered Transactions").

With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is controlled by a company that controls the Bank, a bank or savings association subsidiary of the Bank, any persons who own, control or vote more than 25% of any class of stock of the Bank or the Company and any persons who the Board of Directors determines exercises a controlling influence over the management of the Bank or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. Such transactions between the Bank and its respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness.

Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Bank to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank ("Principal Shareholders") and their related interests (i.e., any company controlled by such executive officer, director, or Principal Shareholders), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or Principal Shareholders or which is controlled by such executive officers, directors or Principal Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O).

Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. On May 3, 1995, the federal banking agencies issued final regulations which change the manner in which the regulators measure a bank's compliance with the CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions.

Capital Regulations

The FRB has adopted capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. Bank holding companies and their subsidiary state-chartered member banks are required to comply with FRB's risk-based capital guidelines. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines assets and off balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier I Capital, which includes common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule making).

In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The federal bank regulatory authorities have also adopted regulations which supplement the risk-based guidelines and require banks and bank holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 3% (the "leverage ratio"). The FRB emphasized that the 3% leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite regulatory rating of 1 under the regulatory rating system for banks. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The FRB also continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines
(after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan;
(ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

It should be noted that the minimum ratios referred to above are merely guidelines and the FRB possesses the discretionary authority to require higher ratios with respect to bank holding companies and state-member banks.

The Company and the Bank currently exceed the requirements contained in FRB regulations, policies and directives pertaining to capital adequacy, and management of the Company and the Bank is unaware of any violation or alleged violation of these regulations, policies or directives.

Interstate Banking and Branching

The BHCA was amended in September 1994 by the Riegle-Neal Interstate
Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies were permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted as of the effective date. States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State- level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

The Interstate Banking Act also provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging with banks in different states. States were permitted to enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

Florida has responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act") which became effective on May 31, 1997. The purpose of the Florida Branching Act was to permit interstate branching, effective June 1, 1997, through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the FDBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

Future Legislative Developments

Because of concerns relating to competitiveness and the safety and soundness of the industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Effect of Governmental Monetary Policies

The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida.
The Company's offices are in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General Partnership in which several directors and officers have an interest. Lease payments during 1997 totaled approximately $64,875.

As of March 2, 1998 the Company had thirty-seven banking locations. Of the thirty-seven locations, the Company leases either the land or buildings (or both) at four locations and owns the land and buildings at the remaining thirty-three.

Item 3.  Legal Proceedings

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for the Registrant's Common Equity and Related Share
Owner Matters

The Company's common stock trades on the Nasdaq National Market under the symbol "CCBG". "The Nasdaq National Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the security industry, investors and issuers. The Nasdaq National Market is operated by The Nasdaq Stock Market, Inc, a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years. The Company had a total of 1,194 share owners of record at March 2, 1998.

                                  1997 (1)                                1996 (1) (2)
                   Fourth    Third    Second     First    Fourth     Third    Second     First
                    Qtr.      Qtr.      Qtr.    Qtr.(2)     Qtr.      Qtr.      Qtr.      Qtr.
Common stock price:
  High             $41.00    $35.25    $32.25    $32.00    $21.00    $21.00    $19.00    $18.00
  Low               34.50     31.25     29.00     21.00     21.00     19.00     18.00     15.00
  Close             40.50     34.75     31.25     30.25     21.00     21.00     19.00     18.00
Cash dividends
  declared per share  .165      .150      .150      .150      .150      .135      .135      .135

Future payment of dividends will be subject to determination and declaration by the
Board of Directors.

(1)  All share and per share information have been adjusted to reflect a two-for-one stock split effective April 1, 1997.

(2)  Prior to February 3, 1997, there was not an established trading market for the common stock of the Company.

Item 6.  Selected Financial & Other Data
(Dollars in Thousands, Except Per Share Data) (1)

                                        For the Years Ended December 31,
                            1997        1996         1995        1994        1993
Interest Income          $  75,664   $  66,171   $  54,477   $  47,891    $  46,395
Net Interest Income         46,524      40,752      33,989      33,166       31,555
Provision for Loan Losses    1,788       1,463         293       1,246          960
Net Income                  12,438      11,360       9,522       8,825        8,244 (2)


Per Common Share:
  Basic Net Income       $    2.14   $    1.98   $    1.67   $    1.55    $    1.41 (2)
  Diluted Net Income          2.13        1.97        1.67        1.55         1.41 (2)
  Cash Dividends Declared     .615        .555        .500        .455         .415
  Book Value                 17.17       15.49       14.22       12.72        11.78

Based on Net Income:
  Return on Average Assets    1.24%       1.25%       1.25%       1.18%        1.14%(2)
  Return on Average Equity   13.15       13.48       12.32       12.51        12.43 (2)
  Dividend Payout Ratio      28.75       28.03       29.94       29.34        29.44

Averages for the Year:
  Loans, Net of Unearned
    Interest             $ 692,691   $ 560,986   $ 432,313   $ 406,873    $ 381,807
  Earning Assets           900,824     815,467     681,186     666,919      651,042
  Assets                 1,001,110     910,658     763,697     745,334      722,286
  Deposits                 836,862     770,492     657,384     647,254      630,324
  Long-Term Debt            17,202      10,120          71       1,144        1,381
  Share Owners' Equity      94,591      84,287      77,259      70,563       66,328

Year-End Balances:
  Loans, Net of Unearned
    Interest             $ 697,726   $ 672,196   $ 443,973   $ 420,804    $ 399,424
  Earning Assets           898,759     905,428     716,170     645,832      675,273
  Assets                 1,009,673   1,021,399     813,659     742,630      762,335
  Deposits                 834,812     866,696     699,579     648,174      662,745
  Long-Term Debt            15,896      18,072       1,982           -        1,900
  Share Owners' Equity     100,450      89,500      81,158      72,400       67,140
  Equity to Assets Ratio      9.95%       8.76%       9.97%       9.75%        8.81%

Other Data:
  Basic Average Shares
    Outstanding          5,814,367   5,732,798   5,706,468   5,694,984    5,848,044
  Share Owners of Record*    1,194       1,005         933         761          754
  Banking Locations*            37          36          30          29           30
  Full-Time Equivalent
    Associates*                593         573         503         489          476

*As of March 2nd of the following year.

(1) All share and per share data have been adjusted to reflect a 2-for-1 stock split effective April 1, 1997.

(2)  Income before the effect of a change in accounting for income taxes was $8,728 or $1.50 per share.  Return on average assets and return on average equity, both before the accounting change, were 1.21% and 13.15%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The following analysis reviews important factors affecting the fianancial condition and results of operations of Capital City Bank Group, Inc., for the periods shown below. The Comapny, has made, and may continue to make, various forward-looking statements with respect to fianancial and business matters that involve numerous assumptions, risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: general and local economic conditions, competition from the Company's customers from other banking and financial institutions, government legislation and regulation, changes in interest rates, the impact of rapid growth, significant changes in the loan portfolio composition, and other risks described in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Compnay.

This section provides supplemental information which should be read in conjunction with the consolidated financial statements and related notes. The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1997 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG" or the "Company." The subsidiary bank is referred to as the "Bank" or "CCB".

The year-to-date averages used in this report are based on daily balances for each respective year. Annual averages in 1997 and 1996 are significantly impacted by the acquisition of First Financial. The averages include the addition of First Financial for only six months in 1996 versus a full twelve months in 1997. In certain circumstances, comparing average balances for the fourth quarter of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, fourth quarter averages have been presented for analysis and have been noted as such. See Table 2 for annual averages and Table 14 for financial information presented on a quarterly basis.

All prior period share and per share data have been adjusted to reflect a two-for-one stock split effective April 1, 1997.

On October 18, 1997, the Company consolidated its three remaining bank affiliates into Capital City Bank. The bank is headquartered in Tallahassee and, as of December 31, 1997, had thirty-six offices covering eleven counties. See Note 20 in the Notes to Consolidated Financial Statements for further information.

On July 1, 1996, the Company completed its acquisition of First Financial Bancorp, Inc. and its wholly-owned subsidiary, First Federal Bank (collectively referred to as "First Financial"). The acquisition was accounted for as a purchase. Operating results of First Financial are included in the Company's consolidated financial statements presented herein for all periods subsequent to June 30, 1996. On December 6, 1996, First Federal Bank was merged into the Company's lead bank, Capital City Bank. Financial comparisons to prior year periods are not necessarily comparable due to the impact of the acquisition.

On October 29, 1997, the Company entered into a definitive purchase and assumption agreement with First Federal Savings & Loan of Lakeland, Florida ("First Federal") to acquire five of First Federal's branches facilities which include loan and deposits. The Company agreed to pay a deposit premium of $3.3 million or 6.33%, to assume approximately $55 million in deposits, purchase loans equal to 80% of deposits and acquire certain real estate. Four of the five offices were merged into existing offices of Capital City Bank. The transaction was completed on January 31, 1998.

EARNINGS ANALYSIS

In 1997, the Company's earnings were $12.4 million, or $2.14 per basic share. This compares to earnings of $11.4 million, or $1.98 per share in 1996, and $9.5 million, or $1.67 per basic share in 1995. The Company's diluted per share earnings were $2.13 in 1997, $1.97 in 1996 and $1.67 in 1995, respectively.

On a per share basis, earnings increased 8.1% in 1997 versus 18.6% in 1996. The First Financial Bancorp, Inc. acquisition favorably impacted the Company's financial performance in both 1997 and 1996. Growth in operating revenues (defined as net interest income plus noninterest income) of $ 8.0 million, or 14.1%, was the most significant factor contributing to strong earnings in 1997. This and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1

CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)      For the Years Ended December 31,
                                                    1997        1996         1995
Interest Income                                   $ 75,664    $ 66,171     $ 54,477
Taxable Equivalent Adjustments                       1,610       1,771        1,591
                                                  --------    --------     --------
Total Interest Income (FTE)                         77,274      67,942       56,068
Interest Expense                                    29,140      25,419       20,488
                                                  --------    --------     --------
Net Interest Income (FTE)                           48,134      42,523       35,580
Provision for Loan Losses                            1,788       1,463          293
Taxable Equivalent Adjustments                       1,610       1,771        1,591
                                                  --------    --------     --------
Net Interest Income After Provision
   for Loan Losses                                  44,736      39,289       33,696
Noninterest Income                                  18,591      16,316       13,170
Noninterest Expense                                 44,765      39,255       33,466
                                                  --------    --------     --------
Income Before Income Taxes                          18,562      16,350       13,400
Income Taxes                                         6,124       4,990        3,878
                                                  --------    --------     --------
Net Income                                        $ 12,438    $ 11,360     $  9,522
                                                  --------    --------     --------
Basic Net Income Per Share                        $   2.14    $   1.98     $   1.67
                                                  ========    ========     ========
Diluted Net Income Per Share                      $   2.13    $   1.97     $   1.67
                                                  ========    ========     ========

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

In 1997, taxable-equivalent net interest income increased $5.6 million, or 13.2%. This follows an increase of $6.9 million, or 19.5% in 1996, and $757,000, or 2.2%, in 1995. During 1997, higher levels of earning assets, coupled with a more favorable mix, were the primary factors contributing to the Company's increase in taxable equivalent net interest income as the general level of interest rates had minimal impact. The higher level of average earning assets is attributable to the acquisition of First Financial Bancorp, Inc., which the Company owned for twelve months in 1997, versus only six months in 1996.

Table 2

AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                      1997                               1996                                1995
                        Average                  Average     Average                Average     Average                Average
                        Balance     Interest      Rate       Balance    Interest     Rate       Balance    Interest     Rate
Assets:
 Loans, Net of
   Unearned
     Interest (1) (2) $ 692,691     $64,153      9.26%     $560,986    $51,999      9.27%     $432,313    $40,872      9.45%
 Taxable Investment
   Securities           110,947       6,959      6.27       138,982      8,648      6.22       139,936      7,966      5.69
 Tax-Exempt Investment
   Securities (2)        68,948       4,634      6.72        73,857      5,106      6.91        70,773      4,989      7.05
 Funds Sold              28,238       1,528      5.41        41,642      2,189      5.26        38,164      2,241      5.87
                       --------    --------     -----      --------    -------     -----      --------   --------     -----
    Total Earning
      Assets            900,824      77,274      8.58       815,467     67,942      8.33       681,186     56,068      8.23

 Cash & Due
   From Banks            48,654                              50,302                             49,075
 Allowance For
   Loan Losses           (8,396)                             (7,374)                            (7,374)
 Other Assets            60,028                              52,263                             40,810
                     ----------                            --------                          ---------
   TOTAL ASSETS      $1,001,110                            $910,658                           $763,697
                     ==========                            ========                          =========
Liabilities:
 NOW Accounts        $  104,190     $ 1,765      1.69%     $102,453    $ 1,877      1.83%     $ 91,060    $  1,806      1.98%
 Money Market
   Accounts              80,435       2,407      2.99        85,256      2,523      2.96        70,188       2,108      3.00
 Savings Accounts        85,503       1,718      2.01        86,437      1,813      2.10        85,408       1,942      2.27
 Other Time Deposits    382,398      20,105      5.26       325,453     16,867      5.18       249,827      13,526      5.41
                       --------    --------     -----      --------   --------     -----     ---------    --------     -----
    Total Interest Bearing
      Deposits          652,526      25,995      3.98       599,599     23,080      3.85       496,483      19,382      3.90

 Funds Purchased         31,518       1,659      5.26        25,181      1,229      4.88        19,308       1,053      5.45
 Other Short-Term
   Borrowings             5,976         315      5.27         7,016        422      6.01         1,159          49      4.23
 Long-Term Debt          17,202       1,171      6.81        10,120        688      6.80            71           4      5.63
                       --------    --------     -----      --------   --------     -----     ---------    --------     -----
    Total Interest Bearing
      Liabilities       707,222      29,140      4.12       641,916     25,419      3.96       517,021      20,488      3.96
 Noninterest Bearing
      Deposits          184,336                             170,893                            160,901
 Other Liabilities       14,961                              13,562                              8,516
                        --------                            --------                           --------
    TOTAL LIABILITIES   906,519                             826,371                            686,438

Share Owners' Equity:
 Common Stock                58                                  58                                 62
 Additional Paid
   In Capital             5,823                               4,817                              5,836
 Retained Earnings       88,710                              79,412                             71,361
                       --------                            --------                            -------
    TOTAL SHARE OWNERS'
          EQUITY         94,591                              84,287                             77,259
                        --------                            --------                            -------
    TOTAL LIABILITIES
      AND SHARE OWNERS'
        EQUITY       $1,001,110                            $910,658                           $763,697
                     ==========                           =========                          =========

Interest Rate Spread                             4.46%                              4.37%                               4.27%
                                                ======                             ======                              ======
Net Interest Income                  $48,134                           $42,523                             $35,580
                                    ========                          ========                            ========
Net Interest Margin (3)                          5.34%                              5.21%                               5.22%
                                                ======                             ======                              ======

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $2,913,000, $2,241,000 and $1,469,000 in 1997, 1996, and 1995, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate for 1997 and 1996, and 34% for
    1995 to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.
(3) Tax-equivalent net interest income divided by earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)
(Taxable Equivalent Basis - Dollars in Thousands)
                                                 1997 Changes from 1996                 1996 Changes from 1995
                                             -----------------------------              --------------------------
                                                          Due To                                 Due To
                                                         Average                                Average
                                                   -------------------                    -------------------
                                         Total     Volume (3)     Rate          Total     Volume (3)     Rate
                                       --------    ----------    ------       --------    ----------    ------
EARNING ASSETS:
  Loans, Net of Unearned Interest (2)   $12,154     $12,209     $  (55)        $11,127     $12,160     $(1,033)
  Investment Securities
    Taxable                              (1,689)     (1,744)        55             682         (54)        736
    Tax-Exempt                             (472)       (339)      (133)            117         217        (100)
  Funds Sold                               (661)       (705)        44             (52)        204        (256)
                                         -------     -------     -------         --------    --------    -------
Total                                     9,332       9,421        (89)          11,874      12,527       (653)

Interest Bearing Liabilities:
  NOW Accounts                             (111)         32       (143)             71         226        (155)
  Money Market Accounts                    (116)       (143)        27             415         452         (37)
  Savings Accounts                          (95)        (20)       (75)           (129)         23        (152)
  Other Time Deposits                     3,238       2,950        288           3,341       4,091        (750)
  Funds Purchased                           430         309        121             176         320        (144)
  Other Short-Term Borrowings              (107)        (63)       (44)            373         248         125
  Long-Term Debt                            482         482          0             684         566         118
                                        -------     -------     --------        -------    -------     -------
Total                                     3,721       3,547        174           4,931       5,926        (995)

Changes in Net Interest Income          $ 5,611     $ 5,874     $ (263)        $ 6,943     $ 6,601     $   342
                                        ========    ========    ========       ========    ========    ========

(1)  This table shows the change in net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities.  Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)  Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 1997 and 1996, and 34% for
     1995 to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3)  A significant portion of the average volume increase can be directly attributed to the acquisition of First Financial on
     July 1, 1996.

For the year 1997, taxable equivalent interest income increased $9.3 million, or 13.74%, over 1996, compared to an increase of $11.9 million, or 21.2% in 1996 over 1995. The Company's taxable equivalent yield on average earning assets of 8.58% represents a 25 basis point increase over 1996, compared to a 10 basis point improvement in 1996 over 1995. In both 1997 and 1996, interest income was positively impacted by loan growth and the acquisition of First Financial. The higher yield in 1997 reflects a more favorable earning asset mix as the loan portfolio, which is the largest and highest yielding component of earning assets, increased from 72.6% in the fourth quarter of 1996 to 77.9% in the comparable quarter of 1997.

Interest expense increased $3.7 million, or 14.63%, over 1996, compared to an increase of $4.9 million, or 24.1%, in 1996 over 1995. The higher level of interest expense in 1997 is attributable to a full year of expense (versus only six months in 1996) on the deposits acquired through the 1996 acquisition of First Financial. The average rate paid on interest-bearing liabilities was 4.12% in 1997, compared to 3.96% in 1996 and 1995, respectively. The increase in the average rate during 1997 is a direct result of the mix of deposits acquired from First Financial. Certificates of deposit represent a higher cost deposit product to the Company. Based on averages, certificates as a percent of total deposits were increased to 45.7% in 1997, 42.2% in 1996, and 38.0% in 1995.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased nine basis points in 1997 and increased ten basis points in 1996. The increase in both 1997 and 1996 is attributable to the higher yield on earning assets, which was driven by a more favorable mix of earning assets.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.34% in 1997, compared to 5.21% in 1996 and 5.22% in 1995. Although the Company experienced an increase in the cost of funds during 1997, the increase in interest income enabled the Company to improve the margin to 5.34%.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition."

Provision for Loan Losses

The provision for loan losses was $1.8 million in 1997 versus $1.5 million in 1996 and $293,000 in 1995. The provision approximates total net charge-offs for 1997 and 1996. The Company's credit quality measures continue to improve with a nonperforming assets ratio of .41% compared to .44% at year-end 1996, and a net charge-off ratio of .24% versus .27% in 1996.

At December 31, 1997, the allowance for loan losses totaled $8.3 million compared to $8.2 million in 1996. At year-end 1997, the allowance represented 1.19% of total loans and 512% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the potential for loss inherent in the portfolio at year-end. See the section entitled "Financial Condition" for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:
                                         1997      1996      1995
Provision for Loan Losses as a
  Multiple of Net Charge-offs            1.1x      1.0x       .2x
Pre-tax Income Plus Provision
  for Loan Losses as a Multiple
  of Net Charge-offs                    12.4x     11.7x     10.0x

Noninterest Income

In 1997, noninterest income increased $2.3 million, or 13.9%, and represented 28.6% of operating income, compared to $3.1 million, or 23.9% and 28.6%, respectively, in 1996. The increase in the level of noninterest income is principally attributable to the implementation of recommendations resulting from a profit enhancement program placed into effect in late 1995 and early 1996, and several one-time gains incurred throughout the year. Factors affecting noninterest income are discussed below.

Service charges on deposit accounts increased $470,000, or 6.1%, in 1997, compared to an increase of $2.0 million, or 35.8%, in 1996. Although service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges, the increase in 1997 is primarily attributable to receiving a full year benefit from an increase in bank service fees which went into effect on July 1, 1996.

Data processing revenues increased $191,000, or 6.4%, in 1997 versus an increase of $361,000, or 13.8%, in 1996. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. In recent years, revenue gains have been attributable to growth in processing for both financial and non-financial clients. In 1997, processing revenues for non-financial entities represented approximately 51% of the total processing revenues, down from 55% in 1996, reflecting growth in processing revenues for financial entities.

In 1997, trust fees increased $38,000, or 3.3%, compared to $222,000, or 23.6% in 1996. The 1997 increase is attributable to growth in managed assets. At year-end 1997, assets under management totaled $185.7 million, reflecting growth of $54.4 million, or 41.4%. The 1996 increase was attributable to a new fee structure placed into effect January 1, an increase in assets under management and nonrecurring fees of approximately $100,000. In 1995, the Company changed its method of income recognition for Capital City Trust Company from cash to the accrual method. This change in method resulted in a one-time adjustment which increased trust fees by $166,000.

Other noninterest income increased $ 1.6 million, or 36.6%, in 1997 versus a increase of $500,000, or 12.6% in 1996. The increase in 1997 is attributable to ATM fees, gains recognized on the sale of real estate loans and gains on the sale of bank assets. The Company realized gains on the sale of loans totaling approximately $803,000 during the year versus $109,000 in 1996. Gains of $275,000 were recognized on the sale of bank properties and a gain of $182,000 was recorded on the sale of other assets. The increase in 1996 was attributable to gains on the sale of real estate loans and check printing income.

Noninterest income as a percent of average assets was 1.86% in 1997 compared to 1.79% in 1996 and 1.72% in 1995.

Noninterest Expense

Noninterest expense for 1997 was $44.8 million, an increase of $5.5 million, or 14.0%, over 1996, compared with an increase of $5.8 million, or 17.3% in 1996 over 1995. Factors impacting the Company's noninterest expense during 1997 and 1996 are discussed below.

The Company's aggregate compensation expense in 1997 totaled $24.0 million, an increase of $3.0 million, or 14.2% over 1996. Salaries increased $2.3 million due to normal raises, the full year impact of First Financial associates and a $317,000 charge associated with restructuring. Additionally, a 93% increase in the Company's stock price contributed to a $460,000, or 62.1%, increase in stock compensation covered under the Company's Associate Incentive Plan. In 1996, total compensation increased $3.1 million, or 17.1%, over 1995. Salaries increased $2.1 million, or 14.4%, primarily due to the First Financial acquisition. Retirement expense increased $473,000, or 52.5%, due to the higher cost associated with the Company's pension plan and adoption of a Supplemental Employee Retirement Plan. Other compensation increased $316,000, or 74.5%, due to the increase in the number of associate participating in the Associate Incentive Plan and an increase in the value of the Company's stock.

Occupancy expense (including furniture, fixtures & equipment) increased by $914,000, or 13.2%, in 1997, compared to $1.1 million, or 18.1%, in 1996. Both years were impacted by occupancy expense associated with the former First Financial offices. The increase in 1997 over 1996 was attributable to higher depreciation expense which increased $398,000 and other FF&E which increased $450,000.
Offsetting these increases was a reduction in maintenance and repairs of $102,000. The increase in 1996 over 1995 was due to higher depreciation of $446,000 and maintenance and repairs of $272,000, respectively. First Financial added approximately $470,000 to total occupancy expense in 1996.

Other noninterest expense increased $1.6 million in both 1997 and 1996, or 14.3% and 17.1%, respectively. The increase in 1997 was attributable to: (1) an increase in amortization expense of approximately $300,000 due to the acquisition of First Federal; (2) a one-time restructuring charge of $338,000 incurred by the Company to consolidate its three remaining subsidiary banks into Capital City Bank; (3) an increase in advertising expense of $180,000 due to the Company's enhanced focus on promoting products and the acquisition of First Financial; and (4) an increase in credit card processing fees, ORE expense and other miscellaneous expenses of $259,000, $130,000 and $225,000, respectively, over the prior year. The increase in 1996 is attributable to the acquisition of First Financial which added $1.3 million to other noninterest expense. For 1996, deposit insurance premiums were substantially eliminated for well-capitalized banks, resulting in a reduction in premiums of $600,000 from 1995. The reduction was offset by a $607,000 increase in professional fees attributable to the hiring of consultants to assist with various corporate initiatives including data processing conversions, technology, restructuring and the development of a strategic plan.

Net noninterest expense (defined as noninterest income minus noninterest expense) as a percent of average assets was 2.61% in 1997 compared to 2.52% in 1996 and 2.66% in 1995. The Company's efficiency ratio (expressed as noninterest expenses as a percent of taxable equivalent operating revenues) was 64.8% (excluding restructuring charges), 66.7% and 68.6% in 1997, 1996, and 1995, respectively.

Income Taxes

The consolidated provision for federal and state income taxes was $6.1 million in 1997 compared to $5.0 million in 1996 and $3.9 million in 1995. The increase in the tax provision over the last three years is primarily attributable to the higher level of taxable income.

The effective tax rate was 33.0% in 1997, 30.5% in 1996, and 28.9% in 1995. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate is primarily attributable to the decreasing level of tax-exempt income relative to pre-tax income and an increase in the statutory tax rate for income greater than $10 million. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 16.0% in 1997, 20.1% in 1996, and 23.0% in 1995.

FINANCIAL CONDITION

Average assets increased $90.5 million, or 9.93%, from $910.7 million in 1996 to $1.0 billion in 1997. Average earning assets increased to $900.8 million in 1997, a $85.4 million, or 10.47% increase over 1996. Average loans increased $131.7 million, or 23.5%, and accounted for 154% of the total growth in average earning assets. Loan growth in 1997 was funded primarily through maturities in the investment portfolio.

All annual averages have been significantly impacted by the acquisition of First Financial. Due to the timing of the acquisition, July 1, 1996, the averages for 1996 reflect the acquisition for only six of the twelve months, whereas a full twelve months is reflected in 1997.

Table 2 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Local markets were generally improved during 1997. Loan demand was steady and growth was spread evenly throughout the year. The First Financial acquisition completed in 1996 increased the number of markets served and enhanced the Company's line of mortgage products and services. Price and product competition remained strong during 1997 and there continues to be an increased demand for fixed rate financing. Real estate lending, an area of primary focus, continued to improve. Other areas reflecting stronger demand included home equity and indirect automobile lending. The Company continues to place an increased emphasis on product marketing.

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

Table 4
SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                1996 to     Percentage                  Components
                                 1997        of Total            of Total Earning Assets
                                Change        Change              1997     1996     1995
Loans:
  Commercial, Financial
    and Agricultural           $  2,908         3.4%              6.8%     7.1%     7.1%
  Real Estate - Construction      8,506        10.0               4.4      3.9      3.7
  Real Estate - Mortgage        105,781       123.9              50.5     42.8     37.7
  Consumer                       14,510        17.0              15.2     15.0     15.0
                               --------       ------            ------   ------   ------
    Total Loans                 131,705       154.3              76.9     68.8     63.5
                               ========       ======            ======   ======   ======
Securities:
  Taxable                       (28,035)      (32.8)             12.3     17.0     20.5
  Tax-Exempt                     (4,909)       (5.8)              7.7      9.1     10.4
                               --------       ------            ------   ------    -----
    Total Securities            (32,944)      (38.6)             20.0     26.1     30.9
                               --------       ------            ------   ------    -----
Funds Sold                      (13,404)      (15.7)              3.1      5.1      5.6
                               --------       ------            ------   ------   ------
    Total Earning Assets       $ 85,357       100.0%            100.0%   100.0%   100.0%
                               ========       ======           =======   ======   ======

The Company's average loan-to-deposit ratio increased from 72.8% in 1996 to 82.8% in 1997. It reached a level of 84.5% in the fourth quarter of 1997 compared to 78.4% in the fourth quarter of 1996. This compares to an average loan-to-deposit ratio in 1995 of 65.8%. The loan-to-deposit ratio was significantly impacted by the purchase of First Financial, which at the time of acquisition had a ratio of 93.6%.

Real estate construction and mortgage loans, combined, represented 72.0% of total loans (net of unearned interest) in 1997 versus 71.5% in 1996. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 1997, based upon maturities. Demand loans and overdrafts are reported in the category of one year or less. As a percent of the total portfolio, loans with a fixed interest rate have increased slightly from 29.0% in 1996 to 30.3% in 1997.

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

Table 5

LOANS BY CATEGORY
(Dollars in Thousands)
                                                As of December 31,
                                1997       1996       1995       1994       1993
Commercial, Financial and
  Agricultural                $ 53,888   $ 57,023   $ 46,149   $ 39,288   $ 46,963
Real Estate - Construction      45,563     41,389     28,391     24,314     22,968
Real Estate - Mortgage         456,499    439,110    259,503    255,755    242,741
Consumer                       143,256    137,153    113,736    106,656     93,895
                              --------   --------   --------   --------   --------
     Total Loans              $699,206   $674,675   $447,779   $426,013   $406,567
                              ========   ========   ========   ========   ========

Table 6
LOAN MATURITIES
(Dollars in Thousands)
                                                    Maturity Periods
                                                  Over  One     Over
                                   One Year       Through       Five
                                   Or  Less      Five Years     Years       Total
Commercial, Financial and
  Agricultural                     $ 39,161       $ 14,143     $    584    $ 53,888
Real Estate                         305,259        155,894       40,909     502,062
Consumer                             38,025        101,938        3,293     143,256
                                   -------        --------     --------    --------
     Total                         $382,445       $271,975     $ 44,786    $699,206
                                   ========       ========     ========    ========

Loans with Fixed Rates             $ 28,634       $142,143     $ 41,287    $212,064
Loans with Floating or
  Adjustable Rates                  353,811        129,832        3,499     487,142
                                   --------       --------     --------    --------
     Total                         $382,445       $271,975     $ 44,786    $699,206
                                   ========       ========     ========    ========

The allowance for loan losses at December 31, 1997 of $8.3 million compares
to $8.2 million at year-end 1996.   The allowance as a percent of total
loans was 1.19% in 1997 versus 1.22% in 1996. There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing the allowance, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 1997, is adequate to absorb losses from loans in the portfolio as of year-end.

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

Table 7

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                                For the Years Ended December 31,
                                          1997      1996      1995      1994      1993
Balance at Beginning of Year             $8,179    $6,474    $7,551    $7,594    $7,585
Acquired Reserves                             -     1,769         -         -         -
Charge-Offs:
Commercial, Financial
  and Agricultural                          392       466       520       575       556
Real Estate-Construction                     31         -         -         -         -
Real Estate-Mortgage                        120        91       139       315        81
Consumer                                  1,887     1,585     1,237       865       884
                                         ------    ------    ------    ------    ------
     Total Charge-Offs                    2,430     2,142     1,896     1,755     1,521
                                         ------    ------    ------    ------    ------
Recoveries:
Commercial, Financial
  and Agricultural                          340       200       157       104       198
Real Estate - Construction                    -         3         -        -          -
Real Estate - Mortgage                       55         -         -        12         8
Consumer                                    390       412       369       350       364
                                         ------    ------    ------    ------    ------
     Total Recoveries                       785       615       526       466       570
                                         ------    ------    ------    ------    ------

Net Charge-Offs                           1,645     1,527     1,370     1,289       951
                                         ------    ------    ------    ------    ------
Provision for Loan Losses                 1,788     1,463       293     1,246       960
                                         ------    ------    ------    ------    ------
Balance at End of Year                   $8,322    $8,179    $6,474    $7,551    $7,594
                                         ======    ======    ======    ======    ======

Ratio of Net Charge-Offs During
  Year to Average Loans Out-Standing,
    Net of Unearned Interest               .24%      .27%      .32%      .32%      .25%
                                         ======    ======    ======    ======    ======

Allowance for Loan Losses as a
  Percent of Loans, Net of
Unearned Interest, at End of Year         1.19%     1.22%     1.46%     1.79%     1.90%
                                         ======    ======    ======    ======    ======

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs             5.06x     5.36x     4.73x     5.86x     7.99x
                                         ======    ======    ======    ======    ======

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

The Company's nonperforming loans decreased $1.4 million, or 45.1%, from a level of $3.0 million at December 31, 1996 to $1.6 million at December 31, 1997. During 1997, loans totaling approximately $6.0 million were added, while loans totaling $7.4 million were removed from nonaccruing status. Where appropriate, management has allocated specific reserves to absorb anticipated losses. Of the $7.4 million removed from the nonaccrual category, $2.8 million consists of principal reductions, $1.1 million represented loans transferred to ORE, $3.1 million consists of loans brought current and returned to an accrual status and loans refinanced, and $400,000 were charged off. A majority of the Company's charge-offs in 1997 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                 1997               1996             1995              1994              1993
                                Percent           Percent           Percent           Percent           Percent
                               of Loans          of Loans          of Loans          of Loans          of Loans
                                in Each           in Each           in Each           in Each           in Each
                        Allow-  Category  Allow-  Category  Allow-  Category  Allow-  Category  Allow-  Category
                         ance   To Total   ance   To Total   ance   To Total   ance   To Total   ance   To Total
                        Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
Commercial, Financial
and Agricultural        $  573     7.7%   $  524     8.5%   $  609    10.3%   $  442     9.3%   $  936    11.6%
Real Estate:
  Construction             329     6.5       237     6.1       152     6.3       187     5.7       501     5.6
  Mortgage               1,790    65.3     2,841    65.1     2,484    58.0     2,938    60.0     2,459    59.7
Consumer                 1,841    20.5     1,623    20.3     1,044    25.4       963    25.0       420    23.1
Not Allocated            3,789     -       2,954     -       2,185     -       3,021     -       3,278     -
                        ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
     Total              $8,322   100.0%   $8,179   100.0%   $6,474   100.0%   $7,551   100.0%   $7,594   100.0%
                        ======   ======   ======   ======   ======   ======   ======   ======   ======   ======

Table 9
RISK ELEMENT ASSETS
(Dollars in Thousands)
                                                    As of December 31,
                                       1997      1996      1995      1994     1993
Nonaccruing Loans                     $1,403    $2,704    $2,996    $4,278   $ 9,353
Restructured                             224       262     1,686     1,694        65
                                     -------   -------   -------   -------   -------
     Total Nonperforming Loans         1,627     2,966     4,682     5,972     9,418
Other Real Estate                      1,244     1,489     1,001     1,581     3,466
                                     -------   -------   -------   -------   -------
     Total Nonperforming Assets       $2,871     4,455    $5,683    $7,553   $12,884
                                     =======   =======   =======   =======   =======

Past Due 90 Days or More              $  972    $  536    $  273    $  258   $   104
                                     =======   =======   =======   =======   =======

Nonperforming Loans to Loans,
  Net of Unearned Interest              .23%      .44%     1.05%     1.42%     2.36%
                                     =======   =======   =======   =======   =======
Nonperforming Assets to Loans,
  Net of Unearned Interest,
  Plus Other Real Estate                .41%      .66%     1.28%     1.79%     3.20%
                                     =======   =======   =======   =======   =======

Nonperforming Assets to Capital(1)     2.64%     4.56%     6.49%     9.45%    17.24%
                                     =======   =======   =======   =======   =======
Reserve to Nonperforming Loans       511.59%   275.76%   138.27%   126.44%    80.64%
                                     =======   =======   =======   =======   =======
(1) For computation of this percentage, "capital" refers to Share Owners' equity plus the allowance for loan losses.

The majority of nonaccrual loans are collateralized with real estate. Management continually reviews these loans and believes specific reserve allocations are sufficient to cover the loss exposure associated with these loans.

Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full.
If nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $67,000 higher for the year ended
December 31, 1997.

Restructured loans are those with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower.

Other real estate totaled $1.2 million at December 31, 1997 versus
$1.5 million at December 31, 1996. This category includes property owned by Capital City Bank which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 1997, the Company added properties totaling $2.7 million (including parcels of bank premises) and partially or completely liquidated properties totaling $3.0 million, resulting in a net decrease in other real estate of $300,000. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled
$3.5 million at December 31, 1997.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans.
Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At December 31, 1997, approximately 72.0% of the portfolio consisted of real estate loans. Residential properties comprise approximately 65% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 1997, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers.
As such, management will continue to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

Due to strong competition for deposits, proceeds from maturities in the investment portfolio have been used to fund loan growth rather than purchase additional securities. In 1997, the Company's average investment portfolio decreased $32.9 million, or 15.5%, compared to an increase of $2.1 million, or 1.0% in 1996. As a percentage of average earning assets, the investment portfolio represented 20.0% in 1997, compared to 26.1% in 1996.

In 1997, average taxable investments decreased $28.0 million, or 20.2%, while tax-exempt investments decreased $4.9 million, or 6.6%. Since the enactment of the Tax Reform Act of 1986, which significantly reduced the tax benefits associated with tax- exempt investments, management has monitored the level of tax-exempt investments. The tax-exempt portfolio, as a percent of average earning assets, has declined from 18.9% in 1986 to 7.7% in 1997. Management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities may be classified as held-to-maturity, available-for-sale or trading. Following a determination by the regulatory agencies during 1995 that the net unrealized gain (loss) would be excluded from the computation of regulatory capital, management transferred all securities classified as held-to-maturity to available-for-sale. As of December 31, 1997, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of share owners' equity.
At December 31, 1997, share owners' equity included a net unrealized gain of $567,000, compared to $82,000 at December 31, 1996. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 1997 and 1996, was 1.93 and 2.35 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 1997, was 6.44% versus 6.40% in 1996. The quality of the municipal portfolio at such date is depicted in the chart below.
There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's share owners' equity at December 31, 1997.

Table 10 and Note 3 in Notes to Consolidated Financial Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.

        MUNICIPAL PORTFOLIO QUALITY
          (Dollars in Thousands)

                 Amortized Cost
Moody's Rating                    Percentage

AAA                  $40,912         64.3%
AA-1                     961          1.5
AA-3                     316           .5
AA                     3,641          5.7
A-1                    3,237          5.1
A                      5,386          8.5
BAA                      433           .7
Not Rated(1)           8,775         13.7
                     -------        ------
     Total           $63,661        100.0%
                     =======        ======

(1) Of the securities not rated by Moody's, $3.1 million are rated "A" or higher by S&P.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
(Dollars in Thousands)                           As of December 31, 1997
                                                                        Weighted
                                   Amortized Cost    Market Value    Average Yield(1)
U. S. GOVERNMENTS
  Due in 1 year or less               $ 26,865         $ 26,868           5.63%
  Due over 1 year thru 5 years          28,517           28,553           6.14
  Due over 5 years thru 10 years           999              993           6.27
  Due over 10 years                          -                -              -
                                      --------         --------           -----
    TOTAL                               56,381           56,414           5.89

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                 13,094           13,132           6.91
  Due over 1 year thru 5 years          48,611           49,122           6.69
  Due over 5 years thru 10 years         1,956            1,990           7.02
  Due over 10 years                          -                -              -
                                      --------         --------           -----
     TOTAL                              63,661           64,244           6.75

MORTGAGE BACKED SECURITIES (2)
  Due in 1 year or less                  2,641            2,680           5.50
  Due over 1 year thru 5 years          20,003           20,242           6.94
  Due over 5 years thru 10 years             -                -              -
  Due over 10 years                          -                -              -
                                      --------          -------           -----
     TOTAL                              22,644           22,922           6.82

OTHER SECURITIES
  Due in 1 Year or less                    500              501           6.28
  Due over 1 year thru 5 years             497              497           6.09
  Due over 5 years thru 10 years             -                -              -
  Due over 10 years*                     3,936            3,936           6.47
                                      --------         --------           -----
      TOTAL                              4,933            4,934           6.41
                                      --------         --------           -----
Total Investment Securities           $147,619         $148,514           6.44%
                                      ========         ========           =====
*Federal Home Loan Bank Stock and Federal Reserve Bank Stock do not have stated maturities.
(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable-equivalent basis using a 35% tax rate.
(2) Based on weighted average life.

AVERAGE MATURITY (In Years)   AS OF DECEMBER 31, 1997

U.S. Governments                    .95
State and Political Subdivisions   2.32
Mortgage Backed Securities         3.44
     TOTAL                         1.93

Deposits And Funds Purchased

Average total deposits increased from $770.5 million in 1996 to $836.9 million in 1997, representing an increase of $66.4 million, or 8.6%, compared with an increase of $113.1 million, or 17.2%, in 1996.
The year-over-year increase in annual averages in both 1997 and 1996 is attributable to the acquisition of First Financial. During 1997, anticipated deposit run-off associated with the First Financial transaction and strong competition for deposits resulted in an overall decline in total deposits.

In the fourth quarter of 1997, deposits averaged $828.2 million, compared to $858.3 million for the same period in 1996. Over the past several years, the Company has experienced a notable increase in competition for deposits, in terms of both rate and product.

In recent years, a significant portion of the Company's growth has been in certificates of deposit. At the time of the First Financial acquisition, certificates of deposit constituted 75% of the acquired deposit base, further accentuating the shift in the deposit mix. In the fourth quarter of 1997, certificates of deposit represented approximately 45% of the Company's total deposits compared to 39% in the fourth quarter of 1995.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average funds purchased, which include federal funds purchased and securities sold under agreements to repurchase, increased $6.3 million, or 25.2%. See Note 8 in the Notes to Consolidated Financial Statements for further information.

Federal Funds Purchased and Securities Sold
Under Repurchase Agreements
(Dollars in Thousands)

                         1997       1996       1995

Year End Balance        $44,622    $28,697    $17,367
Rate at Year End          4.46%      5.97%      4.79%
Average Balance         $31,518    $25,181    $19,308
Average Rate              5.26%      4.88%      5.45%
Maximum Outstanding
  at Month-End          $44,621    $33,349    $27,806

Table 11

SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)
                         1996 to     Percentage
                          1997        of Total      Components of Total Deposits
                         Change        Change        1997       1996       1995
Noninterest Bearing
  Deposits              $13,443         20.3%        22.0%      22.2%      24.4%
NOW Accounts              1,737          2.6         12.5       13.3       13.9
Money Market Accounts    (4,821)        (7.3)         9.6       11.1       10.7
Savings                    (934)        (1.4)        10.2       11.2       13.0
Other Time               56,945         85.8         45.7       42.2       38.0
                        -------        ------       ------     ------     ------
     Total Deposits     $66,370        100.0%       100.0%     100.0%     100.0%
                        =======        ======       ======     ======     ======

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)
                                              December 31, 1997
                                Time Certificates of Deposit     Percent
Three months or less                   $22,305                     43.2%
Over three through six months           13,576                     26.3
Over six through twelve months          11,840                     22.9
Over twelve months                       3,925                      7.6
                                       -------                    ------
     Total                             $51,646                    100.0%
                                       =======                    ======

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position to ensure it has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e. collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company and approved lines for the purchase of federal funds by CCB.

As of December 31, 1997, the Company has a $25.0 million credit facility under which $12 million is currently available. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 1998. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the Certificate of Deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. On July 1, 1996, the Company borrowed $15.0 million in connection with the acquisition of First Financial.
In 1997, the Company reduced the amount of debt to $13.0 million. The average interest rate during 1997 was 6.81%.

The Company's credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. Based on the Company's current financial condition, these limitations and/or regulations do not impair the Company's ability to meet its cash obligations or limit the Company's ability to pay future dividends on its common stock.

At December 31, 1997, the Company had $2.9 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of two loans. The interest rates are fixed and the weighted average rate at December 31, 1997 was 6.10%. Required annual principal reductions approximate $176,000, with the remaining balances due at maturity in 2005 and 2006. The debt was used to match-fund selected lending activities and is secured by first mortgage residential real estate loans which are included in the Company's loan portfolio.

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1997, the Company had $150.8 million in commitments to extend credit and $1.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures will approximate $3.0 to $4.0 million over the next twelve months. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Share owners' equity as of December 31, for each of the last three years is presented below.

Share Owners' Equity
(Dollars in Thousands)

                                   1997      1996      1995

Common Stock                    $     58   $    58   $    58
Additional Paid-in-Capital         6,537     4,934     3,884
Retained Earnings                 93,288    84,426    76,248
                                 -------   -------   -------
  Subtotal                        99,883    89,418    80,190
Net Unrealized Gains on
  Available-for-Sale Investment
  Securities, Net of Tax             567        82       968
                                 -------   -------   -------
Total Share Owners'
  Equity                        $100,450   $89,500   $81,158
                                ========   =======   =======

The Company continues to maintain a strong capital position. The ratio of share owners' equity to total assets at year-end was 9.95%, 8.76%, and 9.97% in 1997, 1996, and 1995, respectively. The lower capital ratio in 1996 reflects the acquisition of First Financial which was accounted for as a purchase.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. Capital City Bank Group, Inc., significantly exceeded these capital guidelines, with a total risk-based capital ratio of 15.10% and a Tier 1 ratio of 13.86%, compared to 13.51% and 12.27%, respectively, in 1996.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 1997, the Company had a leverage ratio of 9.19% compared to 7.87% in 1996. See Note 13 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

Dividends declared and paid totaled $.615 per share in 1997. During the fourth quarter of 1997 the quarterly dividend was raised ten percent from $.150 per share to $.165 per share. In 1996, the Board of Directors converted the Company's dividend schedule from semi-annual to quarterly payments. The Company declared dividends of $.555 per share in 1996 and $.500 per share in 1995. The dividend payout ratio was 28.8%, 28.0%, and 29.9% for 1997, 1996 and 1995, respectively. Dividends declared per share in 1997 represented a 10.8% increase over 1996.

At December 31, 1997, the Company's common stock had a book value of $17.17 per share compared to $15.49 in 1996. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 1997, the net unrealized gain was $567,000. At December 31, 1996, the Company had a net unrealized gain of $82,000 and thus the net impact on equity for the year was an increase in book value of $485,000, or $.08 per share.

The Company began a stock repurchase plan in 1989, which remains in effect and provides for the repurchase of up to 600,000 shares. As of December 31, 1997, the Company had repurchased 527,160 shares under the plan. No shares were repurchased during 1997.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. The Company issued 20,722 shares in 1997 under this plan.

The Company also offers stock purchase plans to its associates and directors. In 1997, 42,199 shares were issued under these plans.

The Board of Directors approved a Dividend Reinvestment and Optional Stock Purchase Plan for the Company in December, 1996. Share owners were able to participate in this plan beginning in the second quarter of 1997. In 1997, 9,368 shares were issued under this plan.

The Company offers a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all of the Company associates who meet the minimum age requirement. The Plan is designed to enable participants to elect to have an amount withheld from their compensation in any plan year and placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation. During 1997, no contributions were made by the Company. The participants may choose to invest their contributions into seven investment funds which include CCBG common stock.

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

Year 2000 Compliance

In 1996, Capital City Bank Group initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure they are taking the necessary action steps required to remedy their Year 2000 issues. The Company expects to have substantially all of the system and application changes completed by the end of 1998. The Company believes that its level of preparedness is appropriate and will have a year to test in 1999.

The Company estimates the total cumulative cost of the Year 2000 project will be approximately $400,000. This total includes external personnel costs related to modifying the systems and the cost of purchasing or leasing certain hardware or software. Personnel and all other operating costs related to the Year 2000 project are being expensed as incurred.

The expected completion date and costs of the project are based upon the Company's current best estimates.

Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishment of liabilities. The adoption of this standard on January 1, 1997, did not have a material impact on the financial condition or results of operations of the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share".
SFAS 128 provides new accounting and reporting standards for reporting basic and diluted earnings per share. The adoption of this standard on January 1, 1997 did not have a material impact on the reported results of operations of the Company.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure". SFAS 129 provides new accounting and reporting standards for disclosing information about an entity's capital structure. The adoption of this standard on January 1, 1997 did not have a material impact on the reported results of operation of the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". Statement 130 provides new accounting and reporting standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard on January 1, 1998 did not have a material impact on the financial condition or results of operation of the Company.

Item 7A. Quantitative and Qaulitative Disclosure About Market Risk

Overview

Market risk management arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company has risk management policies to monitor and limit exposure to market risk. Capital City Bank Group does not actively participate in exchange rates, commodities or equities. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

Interest Rate Risk Management

The normal course of business activity exposes Capital City Bank Group to interest rate risk. Fluctuations in interest rate risk may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. Capital City Bank Group's asset/liability management process manages the Company's interest rate risk.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table 13.
This table presents the Company's consolidated interest rate sensitivity position as of year-end 1997 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 13 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table 13
FINANCIAL ASSETS AND LIABILITITES MARKET RISK ANALYSIS (1)
(Dollars in Thousands)
Other Than Trading Portfolio                         December 31, 1997
                                                                                                                       Fair
                                    1998        1999        2000        2001        2002       Beyond     Total       Value
Loans
  Fixed Rate                      $ 28,634    $ 24,708    $ 35,554    $ 44,508    $ 37,373    $ 41,287    $212,064    $213,640
    Average Interest Rate            9.07%      10.11%      10.02%       9.07%       8.99%       8.76%       9.27%
  Floating Rate (2)                353,811      77,325      28,336      11,663      12,508       3,499     487,142     490,763
    Average Interest Rate            8.96%       8.06%       8.56%       8.02%       8.59%       8.82%       8.76%
Investment Securities (3)
Fixed Rate                          69,762      17,133      16,925      12,346       6,720       8,833     131,719     131,719
    Average Interest Rate            6.02%       6.35%       6.55%       6.55%       6.70%       6.11%       6.22%
  Floating Rate                          -           -       1,106       3,591      11,602         496      16,795      16,795
    Average Interest Rate                -           -       5.92%       7.55%       6.92%       6.28%       6.97%
Other Earning Assets
  Fixed Rates                            -           -           -           -           -           -           -           -
    Average Interest Rates               -           -           -           -           -           -           -
  Floating Rates                    49,200           -           -           -           -       3,319      52,519      52,519
    Average Interest Rates           5.35%           -           -           -           -        5.01       5.33%
Total Financial Assets            $501,407    $119,166    $ 81,921    $ 72,108    $ 68,203    $ 57,434    $900,239    $905,436
    Average Interest Rates           8.20%       8.24%       8.75%       8.39%       8.34%       8.12%       8.28%

Deposits (4)
  Fixed Rate Deposits             $320,835    $ 26,611    $ 18,672    $  2,961    $  1,287   $       -    $370,366    $372,550
    Average Interest Rates           5.26%       5.43%       5.96%       5.38%       5.78%           -       5.31%
  Floating Rate Deposits           272,649           -           -           -           -           -     272,649     272,649
    Average Interest Rates           1.92%           -           -           -           -           -       1.92%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                      176         176         176         176         176       2,016       2,896       2,896
    Average Interest Rate            6.14%       6.14%       6.14%       6.14%       6.14%       6.14%       6.14%
  Floating Rate Debt                59,114           -           -           -           -           -      59,114      59,114
    Average Interest Rate            5.54%           -           -           -           -           -       5.54%
Total Financial Liabilities       $652,774    $ 26,787    $ 18,848    $  3,137    $  1,463   $   2,016    $705,209    $707,547
    Average interest Rate            3.89%       5.43%       5.96%       5.42%       5.82%       6.13%       4.02%

(1)  Based upon expected cash flows, unless otherwise indicated.
(2)  Based upon a combination of expected maturities and repricing opportunities.
(3)  Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
(4)  Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in 1998. Other time deposits balances are classified according to maturity.

Item 8. Financial Statements and Supplementary Data

Table 14
QUARTERLY FINANCIAL DATA
UNAUDITED
(Dollars in Thousands, Except Per Share Data) (1)
                                            1997                                         1996
                           Fourth      Third      Second    First       Fourth      Third      Second     First
Summary of Operations:
  Interest Income        $   19,008  $   19,362  $ 18,865  $ 18,429   $   18,850  $   19,019  $ 14,141  $ 14,161
  Interest Expense            7,302       7,402     7,360     7,076        7,651       7,785     4,888     5,095
                         ----------  ----------  --------  --------   ----------  ----------  --------  --------
  Net Interest Income        11,706      11,960    11,505    11,353       11,199      11,234     9,253     9,066
  Provision for Loan Loss       437         449       446       456          606         334       262       261
                         ----------  ----------  --------  --------   ----------  ----------  --------  --------
  Net interest Income
    After Provision
    for Loan Loss            11,269      11,511    11,059    10,897       10,593      10,900     8,991     8,805
  Noninterest Income          4,895       4,394     4,852     4,450        4,497       4,436     3,826     3,558
  Noninterest Expense        12,012      10,974    10,978    10,801       10,740      10,885     8,852     8,778
                         ----------  ----------  --------  --------   ----------  ----------  --------  --------
  Income Before
    Provision for
    Income Taxes              4,152       4,931     4,933     4,546        4,350       4,451     3,965     3,585
  Provision for
    Income Taxes              1,299       1,664     1,657     1,504        1,384       1,405     1,183     1,018
                         ----------  ----------  --------  --------   ----------  ----------  --------  --------
  Net Income             $    2,853  $    3,267  $  3,276  $  3,042   $    2,966  $    3,046  $  2,782  $  2,567
                         ==========  ==========  ========  ========   ==========  ==========  ========  ========
  Net Interest
    Income (FTE)         $   12,059  $   12,366  $ 11,929  $ 11,780   $   11,676  $   11,638  $  9,682  $  9,527

Per Common Share:
  Basic Net Income       $      .49  $      .56  $    .56  $    .53   $      .52  $      .53  $    .48  $    .45
  Diluted Net Income            .48         .56       .56       .53          .51         .53       .48       .45
  Dividends Declared           .165         .15       .15       .15          .15        .135      .135      .135
  Book Value                  17.17       16.84     16.37     15.83        15.49       15.00     14.57     14.38
  Market Price (2):
    High                      41.00       35.25     32.25     32.00        21.00       21.00     19.00     18.00
    Low                       34.50       31.25     29.00     21.00        21.00       19.00     18.00     15.00
    Close                     40.50       34.75     31.25     30.25        21.00       21.00     19.00     18.00

Selected Average
Balances:
  Loans, Net of Unearned $  700,158  $  704,222  $687,280  $678,730   $  672,672  $  651,752  $464,713  $452,579
  Earning Assets            898,383     905,722   902,970   896,130      926,169     923,828   703,816   705,517
  Total Assets            1,001,661   1,003,170   999,888   999,837    1,029,891   1,026,111   790,667   791,194
  Total Deposits            828,239     838,732   842,847   839,959      858,301     874,603   673,755   673,231
  Total Share Owners'
    Equity                   98,920      96,448    92,375    90,621       87,580      84,788    83,939    82,003
  Basic Average Common
    Shares                    5,838       5,830     5,796     5,792        5,744       5,742     5,724     5,720

Ratios:
  ROA                         1.13%       1.29%     1.31%     1.23%         1.15%       1.18%     1.42%    1.30%
  ROE                        11.45%      13.44%    14.22%    13.61%        13.47%      14.20%    13.33%   12.59%
  Net Interest
    Margin (FTE)              5.33%       5.42%     5.30%     5.32%         5.03%       5.02%     5.53%    5.43%

(1) All share and per share data have been adjusted to reflect the two-for-one stock split effective April 1,
    1997.

(2) Prior to February 3, 1997, there was not an established trading market for the common stock.

CONSOLIDATED FINANCIAL STATEMENTS

39
Report of Independent Certified Public Accountants

40
Consolidated Statements of Financial Condition

41
Consolidated Statements of Income

42
Consolidated Statements of Changes in Share Owners' Equity

43
Consolidated Statements of Cash Flows

45
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Share Owners and Board of Directors of
Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. (a Florida Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in share owners' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
January 28, 1998

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (1)
(Dollars in Thousands, Except Per Share Data)         As of December 31,
                                                    1997             1996
ASSETS
Cash and Due From Banks                          $   61,270       $   62,863
Federal Funds Sold                                   49,200           21,300
Interest Bearing Deposits in Other Banks              3,319            4,743
Investment Securities Available-for-Sale            148,514          207,189

Loans                                               699,206          674,675
  Unearned Interest                                  (1,480)          (2,479)
  Allowance for Loan Losses                          (8,322)          (8,179)
                                                  ----------       ----------
     Loans, Net                                     689,404          664,017

Premises and Equipment                               31,613           34,006
Accrued Interest Receivable                           6,293            6,877
Intangibles                                           7,703            8,398
Other Assets                                         12,357           12,006
                                                 ----------       ----------
       Total Assets                              $1,009,673       $1,021,399
                                                 ==========       ==========
LIABILITIES
Deposits:
  Noninterest Bearing Deposits                   $  191,797       $  196,486
  Interest Bearing Deposits                         643,015          670,210
                                                 ----------       ----------
     Total Deposits                                 834,812          866,696

Federal Funds Purchased and Securities Sold
  Under Repurchase Agreements                        44,622           28,697
Other Short-Term Borrowings                           1,492            7,260
Long-Term Debt                                       15,896           18,072
Other Liabilities                                    12,401           11,174
                                                 ----------       ----------
     Total Liabilities                              909,223          931,899

SHARE OWNERS' EQUITY
Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding            -                -
Common Stock, $.01 par value; 60,000,000 shares
  authorized; 5,850,723 and 5,778,360 shares
  issued and outstanding                                 58               58
Additional Paid In Capital                            6,537            4,934
Retained Earnings                                    93,288           84,426
Net Unrealized Gain on Available-
  for-Sale Investment Securities,
  net of tax                                            567               82
                                                 ----------       ----------
     Total Share Owners' Equity                     100,450           89,500
       Total Liabilities and
          Share Owners' Equity                   $1,009,673       $1,021,399
                                                 ==========       ==========

                                                 ==========       ==========

(1) All share and per share data have been adjusted to reflect the two-for-one stock split effective April 1, 1997.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data) (1)
                                                      For the Years Ended December 31,
                                                     1997          1996          1995
INTEREST INCOME
Interest and Fees on Loans                          $64,001       $51,857       $40,826
Investment Securities:
  U.S. Treasury                                       1,943         3,089         4,205
  U.S. Government Agencies and Corporations           2,840         4,054         3,087
  States and Political Subdivisions                   3,176         3,477         3,444
  Mortgage Backed Securities                          1,826         1,173           413
  Other Securities                                      350           332           261
Deposits in Other Banks                                 194           233             2
Federal Funds Sold                                    1,334         1,956         2,239
                                                    -------       -------       -------
     Total Interest Income                           75,664        66,171        54,477

INTEREST EXPENSE
Deposits                                             25,995        23,080        19,382
Federal Funds Purchased and Securities
   Sold Under Repurchase Agreements                   1,659         1,229         1,053
Other Short-Term Borrowings                             315           422            49
Long-Term Debt                                        1,171           688             4
                                                    -------       -------       -------
     Total Interest Expense                          29,140        25,419        20,488
                                                    -------       -------       -------

Net Interest Income                                  46,524        40,752        33,989
Provision for Loan Losses                             1,788         1,463           293
                                                    -------       -------       -------
Net Interest Income After Provision for
    Loan Losses                                      44,736        39,289        33,696
                                                    -------       -------       -------
NONINTEREST INCOME

Service Charges on Deposit Accounts                   8,140         7,670         5,649
Data Processing                                       3,160         2,969         2,608
Income from Fiduciary Activities                      1,202         1,164           942
Securities Transactions                                  (6)           50             8
Other                                                 6,095         4,463         3,963
                                                    -------       -------       -------
     Total Noninterest Income                        18,591        16,316        13,170
                                                    -------       -------       -------

NONINTEREST EXPENSE
Salaries and Employee Benefits                       24,022        21,036        17,959
Occupancy, Net                                        3,074         2,681         2,538
Furniture and Equipment                               4,787         4,266         3,346
Other                                                12,882        11,272         9,623
                                                    -------       -------       -------
       Total Noninterest Expense                     44,765        39,255        33,466
                                                    -------       -------       -------
Income Before Income Taxes                           18,562        16,350        13,400
Income Taxes                                          6,124         4,990         3,878
                                                    -------       -------       -------
NET INCOME                                          $12,438       $11,360       $ 9,522
                                                    =======       =======       =======

BASIC NET INCOME PER SHARE                          $  2.14       $  1.98       $  1.67
                                                    =======       =======       =======

DILUTED NET INCOME PER SHARE                        $  2.13       $  1.97       $  1.67
                                                    =======       =======       =======

Basic Average Common Shares Outstanding               5,814         5,732         5,706
                                                    =======       =======       =======

Diluted Average Common Shares Outstanding             5,836         5,759         5,707
                                                    =======       =======       =======

(1) All share and per share data have been adjusted to reflect the two-for-one stock split effective April 1, 1997.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHARE OWNERS' EQUITY
(Dollars in Thousands, Except per Share Data) (1)
                                                                                   Unrealized Gains (Losses)
                                                                            on Investment
                                               Additional                Securities Available-
                                     Common     Paid In      Retained         for-Sale
                                     Stock      Capital      Earnings       Net of Taxes        Total
Balance, December 31, 1994             $58       $3,647      $69,579            $(884)          $ 72,400
Net Income                                                     9,522                               9,522
Cash Dividends
  ($.500 per share)                                           (2,853)                             (2,853)
Issuance of Common Stock                            237                                              237
Transfer of Held-to-Maturity
  Securities to Available-for-Sale                                                     503                503
Net Change In Unrealized
   Gains (Losses)                                                               1,349              1,349
                                      _____      ______      _______           ______            _______
Balance, December 31, 1995              58        3,884       76,248              968             81,158
Net Income                                                    11,360                              11,360
Cash Dividends
  ($.555 per share)                                           (3,182)                             (3,182)
Issuance of Common Stock                          1,050                                            1,050
Net Change In Unrealized
   Gains (Losses)                                                                (886)              (886)
                                      _____      ______      _______            ______           ________
Balance, December 31, 1996              58        4,934       84,426               82             89,500
Net Income                                                    12,438                              12,438
Cash Dividends                                                (3,576)                             (3,576)
  ($.615 per share)
Issuance of Common Stock                          1,603                                            1,603
Net Change In Unrealized
   Gains (Losses)                                                                 485                485
                                     ______      ______      _______            ______          ________
Balance, December 31, 1997             $58       $6,537      $93,288            $ 567           $100,450

(1) All share and per share data have been adjusted to reflect the two-for-one stock split effective April 1, 1997.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                             For the Years Ended December 31,
                                               1997        1996        1995
Cash Flow From Operating Activities:
Net Income                                   $ 12,438    $ 11,360     $ 9,522
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses                       1,788       1,463         293
Depreciation and Amortization                   3,243       4,336       2,613
(Gain) on Sale of Properties                     (275)        (40)        (83)
(Gain) on Sale of Mortgage Loans                 (803)       (194)          -
Non-Cash Compensation                             563         589         206
Deferred Income Taxes                             213       1,043         893
Net (Increase) Decrease in
  Interest Receivable                             584      (2,018)     (1,793)
Net (Increase) Decrease in
  Other Assets                                   (563)      3,403       1,450
Net Increase in
  Other Liabilities                             1,226       4,198       3,817
                                              -------     -------     -------
Net Cash Provided by Operating Activities      18,414      24,140      16,918
                                             --------     -------     -------
Cash Flows From Investing Activities:
Proceeds from Payments/Maturities of
  Investment Securities Held-to-Maturity            -           -      32,486
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale     62,453      74,113      48,529
Proceeds from Sales of Investment
  Securities Available-for-Sale                   293       1,139           -
Purchase of Investment Securities
  Held-to-Maturity                                  -           -     (27,000)
Purchase of Investment Securities
  Available-for-Sale                           (2,925)    (54,356)    (24,539)
Net Increase in Loans                         (26,372)    (36,558)    (83,621)
Purchase of Premises & Equipment               (1,921)     (2,550)     (4,482)
Proceeds From Sales of Premises & Equipment      1,379       1,570          89
Net Cash Used to Fund Acquisition                   -     (16,167)          -
                                              --------    --------    --------
Net Cash Provided By (Used in)
  Investing Activities                         32,907     (32,809)    (58,538)
                                              --------    --------    --------

Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits           (31,884)    (37,988)     51,405
Net Increase in Federal
  Funds Purchased                              15,925      11,330       3,403
Net Increase (Decrease) in Other
  Short-Term Borrowings                        (5,768)     10,340       1,401
Borrowings of Long-Term Debt                        -      17,180       1,982
Repayment of Long-Term Debt                    (2,176)     (1,090)          -
Dividends Paid                                 (3,576)     (5,721)     (2,590)
Issuance of Common Stock                        1,040         461          15
                                              --------    --------    --------
Net Cash Provided by (Used in) Financing
   Activities                                 (26,438)     (5,488)     55,616
                                              --------    --------    --------
Net Increase (Decrease) in Cash
  and Cash Equivalents                         24,883     (14,157)     13,996
Cash and Cash Equivalents at Beginning
  of Year                                      88,906     103,063      89,067
                                              --------    --------    --------
Cash and Cash Equivalents at End
  of Year                                    $113,789    $ 88,906    $103,063
                                             ========    ========    ========

Supplemental Disclosures:

Interest on Deposits                         $ 27,844    $ 25,959    $ 18,441
                                             ========    ========    ========
Interest Paid on Debt                        $  3,145    $  2,339    $  1,106
                                             ========    ========    ========
Taxes Paid                                   $  6,309    $  3,722    $  2,868
                                             ========    ========    ========
Investment Securities Transferred from
  Held-to-Maturity To Available-for-Sale     $      -    $      -    $122,630
                                             ========    ========    ========
Loans Transferred To Other Real Estate       $  2,687    $  2,192    $    647
                                             ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1

SIGNIFICANT ACCOUNTING POLICIES

Basic of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc., and its subsidiaries (the "Company"), all of which are wholly-owned. All material intercompany transactions and accounts have been eliminated.

The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry. Prior year financial statements and other information have been reclassified to conform to the current year presentation and to reflect a two-for-one stock split effective April 1, 1997. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

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

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. Gains and losses are recognized and reported separately in the Consolidated Statements of Income upon realization or when impairment of values is deemed to be other than temporary. Gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Income and reported net of taxes as a separate component of share owners' equity until realized.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is generally accrued based on outstanding balances. Fees charged to originate loans and loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

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

Intangible assets consist primarily of goodwill which was recognized in connection with the various acquisitions and core deposit assets. All intangible assets are being amortized on the straight-line method over various periods ranging from five to 25 years with the majority being written off over an average life of approximately 15 years.
The amortization of all intangible assets was approximately $856,000 in 1997, $570,000 in 1996, and $250,000 in 1995.

The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996 and SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997. The adoption of SFAS Nos. 122 and 125 did not have a significant impact on the financial condition or results of operations of the Company.

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

Deferred income tax assets and liabilities result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Note 2
BUSINESS COMBINATION

Effective July 1, 1996, the Company acquired all of the outstanding shares of First Financial Bancorp, Inc.("First Financial"), parent company of First Federal Bank, for $20 million in cash. At the time of the acquisition, First Financial had approximately $244 million in assets, $192 million in loans, $205 million in deposits, $15 million in equity and operated five branch locations in North Florida. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company's consolidated results of operations only reflect First Financial's operations for the periods subsequent to June 30, 1996.

The purchase price of First Financial has been allocated to the underlying assets and liabilities based on the estimated fair values as of the acquisition date. The Company recorded approximately $7.5 million of intangibles, primarily goodwill related to this acquisition. These assets are being amortized over periods not exceeding 15 years for financial reporting purposes. A significant portion of the amortization of the intangible assets is not deductible for tax purposes.

The following table sets forth the unaudited pro forma summary results of operations for the years ended December 31, 1996 and 1995, assuming the acquisition of First Financial, including the related debt financing, had been consummated as of January 1, 1995. The pro forma results are not necessarily indicative of the results that would have been achieved had the acquisition occurred on January 1, 1995, or that may occur in the future.

(Dollars in Thousands)       1996                     1995
Net Interest Income         $43,951                  $39,457
Net Income                   11,444                    9,858
Net Income Per Share           3.99                     3.46

Note 3
INVESTMENT SECURITIES

The amortized cost and related market value of investment securities at December 31, were as follows:

(Dollars in Thousands)

                                                               1997
                                        Amortized    Unrealized    Unrealized      Market
                                          Cost         Gains         Losses         Value
U.S. Treasury                           $ 24,345        $  42           $  4        $ 24,383
U.S. Government Agencies
  and Corporations                        32,036           55             60          32,031
States and Political
  Subdivisions                            63,661          593             10          64,244
Mortgage Backed Securities                22,644          326             48          22,922
Other Securities                           4,933            1              -           4,934
                                        --------       ------           ----        --------
  Total Investment Securities           $147,619       $1,017           $122        $148,514
                                        ========       ======           ====        ========
                                                               1996                       _
                                        Amortized    Unrealized    Unrealized      Market
                                          Cost         Gains         Losses         Value


U.S. Treasury                           $ 40,766        $ 75           $  9        $ 40,832
U.S. Government Agencies
  and Corporations                        57,381          32            376          57,037
States and Political
  Subdivisions                            74,196         620            117          74,699
Mortgage Backed Securities                29,266         160            257          29,169
Other Securities                           5,448           4              -           5,452
                                        --------        ----           ----        ---------
  Total Investment Securities           $207,057        $891           $759        $207,189

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years is as follows:

(Dollars in Thousands)

              Total              Gross            Gross
Year          Proceeds        Realized Gains  Realized Losses

1997          $32,014              $ 6             $12
1996          $40,864              $80             $30
1995          $25,296              $11             $ 3

Total proceeds include principal reductions in mortgage backed securities and proceeds from securities which were called of $29,091,000, $37,359,000, and $22,546,000, in 1997, 1996, and 1995, respectively.

As of December 31, 1997, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)
                                   Amortized Cost   Market Value

Due in one year or less              $ 40,459         $ 40,501
Due after one through five years       77,625           78,172
Due after five through ten years        2,955            2,983
Over ten years                          3,936            3,936
Mortgage Backed Securities             22,644           22,922
                                     --------         --------
   Total Investment Securities       $147,619         $148,514
                                     ========         ========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $53,398,000 and $52,074,000 at December 31, 1997, and 1996, respectively, were pledged to secure public deposits and for other purposes.

Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)
                                     1997              1996

Commercial, Financial and
  Agricultural                     $ 53,888          $ 57,023
Real Estate - Construction           45,563            41,389
Real Estate - Mortgage              456,499           439,110
Consumer                            143,256           137,153
                                   --------          --------
     Total Gross Loans             $699,206          $674,675
                                   ========          ========

Nonaccruing loans amounted to $1,403,000 and $2,704,000 at December 31, 1997 and 1996, respectively. Restructured loans amounted to $224,000 and $262,000 at December 31, 1997 and 1996, respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $67,000 higher in 1997 and $195,000 higher in 1996.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:
(Dollars in Thousands)
                                       1997      1996      1995

Balance, Beginning of Year            $8,179    $6,474    $7,551
Acquired Reserves                          -     1,769         -
Provision for Loan Losses              1,788     1,463       293
Recoveries on Loans
  Previously Charged-Off                 785       615       526
Loans Charged-Off                     (2,430)   (2,142)   (1,896)
                                      -------   -------   -------
Balance, End of Year                  $8,322    $8,179    $6,474
                                      =======   =======   =======

Selected information pertaining to impaired loans, at December 31, is as follows:

(Dollars in Thousands)
                                          1997                      1996
                                        Valuation                 Valuation
                                  Balance       Allowance    Balance      Allowance
With Related Credit Allowance     $   21         $  10        $  592        $  165
Without Related Credit Allowance     949             -         2,374             -
Average Recorded Investment for
 the Period                        2,894             -         1,419             -

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the years ended December 31, 1997, 1996 and 1995, the Company recognized $140,000, $26,000, and $93,000 in interest income on impaired loans, of which $138,000, $25,000 and $75,000 was collected in cash, respectively.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)
                              1997                1996

Land                         $ 8,279             $ 9,138
Buildings                     24,042              23,186
Fixtures and Equipment        24,062              23,245
                             -------             -------
  Total                       56,383              55,569
Accumulated Depreciation     (24,770)            (21,563)
                             -------             -------
Premises and Equipment, Net  $31,613             $34,006
                             =======             =======
Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, are as follows:

(Dollars in Thousands)
                            1997              1996

NOW Accounts              $113,163          $114,507
Money Market Accounts       79,010            79,352
Savings Accounts            80,476            91,986
Other Time                 370,366           384,365
                          --------          --------
   Total                  $643,015          $670,210
                          ========          ========
Time deposits in denominations of $100,000 or more totaled $51,646,000 and $71,292,000 at December 31, 1997 and 1996, respectively.

At December 31, 1997 the scheduled maturities of other time deposits are as follows:

1998                       $320,835
1999                         26,611
2000                         18,672
2001                          2,961
2002 and thereafter           1,287
                          ---------
                           $370,366
                          =========

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December 31, 1997 and 1996, were $27,007,000 and $25,249,000, respectively.

Interest expense on deposits for the three years ended December 31, is as follows:

(Dollars in Thousands)
                        1997           1996           1995

NOW Accounts          $ 1,765        $ 1,877        $ 1,806
Money Market Accounts   2,407          2,523          2,108
Savings Accounts        1,718          1,813          1,942
Other Time Deposits    20,105         16,867         13,526
                      -------        -------        -------
  Total               $25,995        $23,080        $19,382
                      =======        =======        =======

Note 8
SHORT-TERM BORROWINGS
Short-term borrowings included the following at December 31:

(Dollars in Thousands)
                                                                 Securities
                                                     Federal     Sold Under      Other
                                                      Fund       Repurchase    Short-term
                                                    Purchased    Agreements    Borrowings
1997
Balance                                             $29,190      $15,432       $ 1,492
Maximum indebtedness at any month end                29,660       18,930         7,043
Daily average indebtedness outstanding               17,542       13,976         5,976
Average rate paid for the year                        5.34%        5.17%         5.27%
Average rate paid on period-end borrowings            4.24%        4.88%         5.36%

1996
Balance                                             $15,865      $12,832         7,260
Maximum indebtedness at any month end                21,150       18,018        28,790
Daily average indebtedness outstanding               14,156       11,025         7,016
Average rate paid for the year                        5.22%        4.45%         6.01%
Average rate paid on period-end borrowings            6.38%        4.86%         6.35%

Note 9
LONG-TERM DEBT

Long-term debt included the following at December 31:

                (Dollars in Thousands)                        1997           1996
Federal Home Loan Bank Note
    Due on December 19, 2005, fixed rate of 6.04%             1,762          1,872
    Due on December 13, 2006, fixed rate of 6.20%             1,134          1,200
Revolving credit note, due on November 16, 1998,
    rates ranging from 6.18% - 7.22%                         13,000         15,000
                                                            -------        -------
Total outstanding                                           $15,896        $18,072
                                                            =======        =======

The contractual maturites of long-term debt for the five years succeeding December 31, 1997, are as follows:

1998                       $13,176
1999                           176
2000                           176
2001                           176
2002 and thereafter          2,192
                           -------
                           $15,896
                           =======

The Federal Home Loan Bank advances are collateralized by a blanket security agreement on the Company's real estate loans. Interest on the Federal Home Loan Bank advances is paid on a monthly basis. Subsequent to year-end, the Company collarterized these borrowings with U.S. Treasury Securities, replacing the blanket security agreement.

Upon expiration of the revolving credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years.
The Company, at its option, may select from various loan rates including the following: Prime, LIBOR, or the Certificate of Deposit ("CD") rate, plus or minus increments thereof. The LIBOR or CD rates may be fixed for a period up to six months. The revolving credit is unsecured, but upon conversion is to be collateralized by common stock of the subsidiary bank equal to 125% of the principal balance of the loan. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. At December 31, 1997, the Company was in compliance with all of the terms of the agreement and had $12 million available under a $25 million line of credit facility.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:

(Dollars in Thousands)
                                   1997       1996      1995
Current:
  Federal                         $5,054     $3,494    $2,646
  State                              857        453       339
Deferred:
  Federal                            182        891       762
  State                               31        152       131
                                  ------     ------    ------
     Total                        $6,124     $4,990    $3,878
                                  ======     ======    ======

The net deferred tax asset and the temporary differences comprising that balance at December 31, 1997 and 1996, are as follows:

(Dollars in Thousands)
                                                 1997          1996
Deferred Tax Asset attributable to:
  Allowance for Loan Losses                     $2,514        $2,506
  Stock Incentive Plan                             764           383
  Write down of Real Estate Held for Sale            -           196
  Other                                            158           142
                                                ------        ------
    Total Deferred Tax Asset                    $3,436        $3,227

Deferred Tax Liability attributable to:
  Employee Benefits                             $1,055        $  693
  Premises and Equipment                           883           705
  Deferred Loan Fees                               392           382
  Unrealized Gains on Investment Securities        328            50
  Acquired Deposits                                177           225
  Securities Accretion                              94           154
  Other                                            143           163
                                                ------        ------
    Total Deferred Tax Liability                 3,072         2,372
                                                ------        ------
Net Deferred Tax Asset                          $  364        $  855
                                                ======        ======
Income taxes provided were less than the tax expense computed by applying the statutory federal income tax rates to income. The primary differences are as follows:

(Dollars in Thousands)
                                      1997         1996        1995

Statutory Rate                           35%          35%         34%
Computed Tax Expense                 $6,497       $5,722      $4,556
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income       (1,037)      (1,100)     (1,046)
    State Income Taxes,
    Net of Federal Income
    Tax Benefit                         327          293         310
    Other                               337           75          58
                                     ------       ------      ------
Actual Tax Expense                   $6,124       $4,990      $3,878
                                     ======       ======      ======
Note 11
ASSOCIATE BENEFITS

The Company sponsors a noncontributory pension plan covering substantially all of its employees. Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes.

The following table details the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)
                                        1997        1996        1995
Components of Pension
  Expense:
  Service Cost                        $ 1,517      $ 1,241      $  774
  Interest Cost                         1,331        1,156         983
  Actual Return on Plan Assets         (4,458)      (2,781)     (3,029)
  Net Amortization and Deferral         2,780        1,532       2,173
                                      -------      ------       ------
    Total                             $ 1,170      $ 1,148      $  901
                                      =======      =======      ======
Actuarial Present Value of
  Benefit Obligations:

Accumulated Benefit Obligations:
  Vested                              $12,831     $10,753     $ 8,353
  Nonvested                             1,982       1,816       1,695
                                      -------     -------     -------
                                      $14,813     $12,569     $10,048
                                      =======     =======     =======
Plan Assets at Fair Value
  (primarily listed stocks and
  bonds, U.S. Government securities
  and interest bearing deposits)      $25,826     $20,041     $15,946
Projected Benefit Obligation          (21,159)    (17,551)    (14,565)
Plan Assets in Excess of
  Projected Benefit Obligation          4,667       2,490       1,381
Unrecognized Net (Gain) Loss             (957)        852       1,636
Unrecognized Net Asset                   (940)     (1,176)     (1,412)
                                      --------    --------    --------
Prepaid Pension Cost                  $ 2,770     $ 2,166     $ 1,605
                                      ========    =======     =======
Major Assumptions:

  Discount Rate                         7.00%       7.50%      7.50%
                                      =======      =======    =======
  Rate of Increase in
    Compensation Levels                 5.50%       5.50%      5.50%
                                      =======      =======    =======
  Expected Long-Term Rate
    of Return on Plan Assets            8.25%       8.25%      7.50%
                                      =======      =======    =======

In 1996, the Company adopted a Supplemental Employee Retirement Plan covering selected executives. Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 1997 and 1996 of $201,000 and $145,000, respectively, and recorded a minimum liability of $19,148 at December 31, 1997 and 1996, respectively.

The Company has an Associate Incentive Plan under which shares of the Company's stock are issued as incentive awards to selected participants. Five hundred thousand shares of common stock are reserved for issuance under this plan. The expense recorded related to this plan was approximately $1,200,000, $740,000 and $424,000 in 1997, 1996 and 1995, respectively. The Company issued 20,722 shares under the plan in 1997.

The Company has an Associate Stock Purchase Plan under which associates may elect to make a monthly contribution towards the purchase of Company stock on a semi-annual basis. Three hundred thousand shares of common stock are reserved for issuance under the Stock Purchase Plan. The Company issued 33,419 shares under the plan in 1997.

In 1996, the Company adopted a Director Stock Purchase Plan. One hundred thousand shares have been reserved for issuance. In 1997, the Company issued 8,780 shares under this plan.

In 1997, the Company adopted a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation at the discretion of the company. During 1997, no contributions were made by the Company. The participant may choose to invest their contributions into seven investment funds available to CCBG participants, including the Company's common stock.

In 1997, the Company adopted a Dividend Reinvestment and Optional
Stock Purchase Plan. Two hundred and fifty thousand shares have been reserved for issuance. The Company issued 9,368 shares under this plan in 1997.

Note 12
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per share Data) (1)      1997           1996            1995
Numerator:
  Net Income                                          $12,438        $11,360         $9,522
  Preferred Stock Dividends                                 -              -              -
                                                      -------        -------         -------
  Numerator for Basic Earnings Per Share
    Income to Common Share Owners'                     12,438         11,360          9,522
                                                      -------        -------         -------
  Effect of Dilutive securities:
    Preferred stock dividends                               -              -              -
                                                      -------         -------        -------
  Numerator for Diluted Earnings Per Share
    Income Available to Common Share Owners'
    After Assumed Conversions                         $12,438        $11,360         $9,522
                                                      =======        =======         =======
Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                         5,814,367      5,732,798      5,706,468
  Effects of Dilutive Securities:
    Associate Stock Incentive Plan                     21,824         26,209          1,030
                                                    ---------      ---------      ---------
  Dilutive Potential Common Shares                     21,824         26,209          1,030
                                                    ---------      ---------      ---------
  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                             5,836,191      5,759,007      5,707,498
                                                    =========      =========      =========

Basic Earnings Per Share                                $2.14          $1.98          $1.67
                                                    =========      =========      ==========

Diluted Earnings per Share                              $2.13          $1.97          $1.67
                                                    =========      ==========     ==========

(1) All share and per share data have been adjusted to reflect the two-for-one stock split effective April 1, 1997.

The Company adopted SFAS No. 128, "Earnings Per Share" on December 31,
1997. The adoption of the SFAS No. 128 did not have a significant impact on the financial condition or results of operation.

Note 13
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighed assets, and of Tier I capital to average assets. As of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. ("CCBG, Inc.") consolidated and its banking subsidiary, Capital City Bank ("CCB") as of December 31, 1997 and December 31, 1996 are shown below:

(Dollars in Thousands)
                                                                          To Be Well
                                                     Required          Capitalized Under
                                                    For Capital        Prompt Corrective
                                  Actual          Adequacy Purposes     Action Provisions
                             Amount     Ratio       Amount    Ratio      Amount     Ratio

As of December 31, 1997:
Tier I Capital:
      CCBG, Inc.            $ 92,748    13.86%      $26,772   4.00%     $40,157      6.00%
      CCB                    101,386    15.18%       26,707   4.00       40,078      6.00

Total Capital:
      CCBG, Inc.             101,070    15.10%       53,543   8.00       66,929     10.00
      CCB                    109,708    16.43%       53,416   8.00       66,796     10.00

Tier I Leverage:
      CCBG, Inc.                         9.19%                3.00                   5.00
      CCB                               10.05%                3.00                   5.00

As of December 31, 1996:

Tier I Capital:
      CCBG, Inc.            $ 81,102    12.27%      $26,439   4.00%     $39,658      6.00%
      CCB                     77,393    13.38%       23,129   4.00       34,694      6.00

Total Capital:
      CCBG, Inc.              89,281    13.51%       52,878   8.00       66,097     10.00
      CCB                     84,382    14.59%       46,258   8.00       57,823     10.00

Tier I Leverage:
      CCBG, Inc.                         7.87%                3.00                   5.00
      CCB                                8.74%                3.00                   5.00

Note 14
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary, which are restricted by various regulations administered by Federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 1998, the bank subsidiaries may declare dividends without regulatory approval of $9.5 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 1998 up to the date of any such dividend declaration.

Note 15

RELATED PARTY INFORMATION

The Chairman of the Board of Capital City Bank Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $295,000, $347,000, and $225,000 during 1997, 1996, and 1995, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement provides for annual lease payments of approximately $65,000, to be adjusted for inflation in future years.

At December 31, 1997 and 1996, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $13,556,000 and $13,469,000, respectively. During 1997, $12,565,000 in new loans were made and repayments totaled $12,478,000. These loans were made on similar terms as loans to other individuals of comparable creditworthiness.

Note 16

SUPPLEMENTARY INFORMATION

Components of noninterest income in excess of 1% of total interest income and noninterest expense in excess of 1% of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)                  1997       1996       1995
Noninterest Income:
  Merchant Fee Income                  $1,123     $  976     $1,227
  Gains on the Sale of
    Real Estate Loans                     803        194*        94*

Noninterest Expense:
  Associate Insurance                   1,250      1,163      1,068
  Payroll Taxes                         1,253      1,112        963
  Maintenance and Repairs               2,179      2,227      1,955
  Professional Fees                     1,216      1,172        565*
  Printing & Supplies                   1,511      1,547      1,634
  Commission/Service Fees               1,078        819*       878
*Less than 1% of the appropriate threshold.

Note 17
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 1997, the amounts associated with the Company's off-balance-sheet obligations were as follows:

(Dollars in Thousands)
                                                    Amount

Commitments to Extend Credit(1)                   $150,765
Standby Letters of Credit                         $  1,851

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

Note 18
FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparts. Fair value of these fees is not material.

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below:
(Dollars in Thousands)
                         At December 31,
                 1997                        1996
                       Estimated                               Estimated
                        Carrying      Fair         Carrying      Fair
                         Value       Value          Value       Value
Financial Assets:
Loans, Net of Allowance
  for Loan Losses      $689,404    $696,081      $664,017     $669,683

Financial Liabilities:
  Deposits              834,812     836,996       866,696      883,643
Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19
PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31

Parent Company Statements of Financial Condition

(Dollars in Thousands)
                                           1997       1996
ASSETS

Cash and Due From Group Banks                    $  4,167   $  2,622
Investment in Subsidiary Bank                     109,799    102,362
Other Assets                                          967        704
                                                 --------   --------
     Total Assets                                $114,933   $105,688
                                                 ========   ========
LIABILITIES

Long-Term Debt                                   $ 13,000   $ 15,000
Other Liabilities                                   1,483      1,188
                                                  -------    -------
     Total Liabilities                             14,483     16,188
                                                  -------    -------
SHARE OWNERS' EQUITY

Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding        -           -
Common Stock, $.01 par value; 60,000,000
  shares authorized; 5,850,723 and 5,778,366
  shares issued and outstanding                       58          58
Additional Paid in Capital                         6,537       4,934
Retained Earnings                                 93,288      84,426
Net Unrealized Gain on Investment Securities
  Available-for-Sale, Net of Tax                     567          82
                                                 -------     -------
     Total Share Owners' Equity                  100,450      89,500
                                                 -------     -------
     Total Liabilities and Share Owners' Equity $114,933    $105,688
                                                ========    ========

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income

(Dollars in Thousands)
                                               1997       1996       1995
OPERATING INCOME
Income Received from Subsidiary Banks:

  Dividends                                  $ 6,600    $ 9,600     $3,884
  Overhead Fees                                3,845      3,106      2,702
     Total Operating Income                   10,445     12,706      6,586

OPERATING EXPENSE
Salaries and Employee Benefits                 2,445      2,353      2,064
Interest on Debt                                 988        523          -
Professional Fees                                617        332        243
Advertising                                      597        430        391
Restructuring Charge                             338          -          -
Legal Fees                                       126         85         48
Other                                            515        471        354
                                              ------     ------     ------
Total Operating Expense                        5,626      4,194      3,100
                                              ------     ------     ------
Income Before Income Taxes and Equity
  in Undistributed earnings of Group Banks     4,819      8,512      3,486
Income Tax Benefit                              (675)      (380)      (135)
                                              ------     ------     ------
Income Before Equity in Undistributed
  Earnings of Subsidiary Banks                 5,494      8,892      3,621
Equity in Undistributed Earnings
  of Group Banks                               6,944      2,468      5,901
                                             -------    -------    -------
Net Income                                   $12,438    $11,360     $9,522
                                             =======    =======    =======

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows
                                               1997       1996       1995
Cash Flows From Operating Activities:
Net Income                                   $12,438    $11,360    $9,522
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in undistributed
  earnings of Subsidiary Bank                 (6,944)    (2,468)    (5,901)
Non-Cash Compensation                            563        589        206
Amortization of Goodwill                          25         29         52
(Increase) Decrease in Other Assets             (295)      (477)       140
Net Increase in Other Liabilities                294        137        114
                                              ------     ------     ------
Net Cash Provided by Operating Activities      6,081      9,170      4,133
                                              ------     ------     ------
Cash From Financing Activities:
Borrowings of Long-Term Debt                       -     15,000          -
Acquisition of First Financial                     -    (20,666)         -
Repayment of Long-Term Debt                   (2,000)         -          -
Payment of Dividends                          (3,576)    (5,721)    (2,590)
Issuance of Common Stock, Net                  1,040        461         15
                                            --------   --------    -------
Net Cash Used in Financing Activities         (4,536)   (10,926)    (2,575)
                                            --------   --------    -------
Net Increase in Cash                           1,545     (1,756)     1,558
Cash at Beginning of Period                    2,622      4,378      2,820
                                             -------    -------     -------
Cash at End of Period                        $ 4,167    $ 2,622    $ 4,378
                                             =======    =======    =======

Note 20
CORPORATE REORGANIZATION

On October 18, 1997, the Company consolidated its three remaining bank affiliates, Levy County State Bank, Farmers & Merchants Bank of Trenton and Branford State Bank into Capital City Bank. The consolidation enabled the Company to present a consistent image to a broader market and to better serve its clients through the use of a common name with multiple, convenient locations. The Company's operating results for 1997 included pre-tax charges of $655,000, which were attributable to the corporate reorganization.

Note 21

SUBSEQUENT EVENTS

On October 29, 1997, the Company entered into a definitive purchase and assumption agreement with First Federal Savings & Loan of Lakeland, Florida ("First Federal") to acquire five of First Federal's branches facilities which include loan and deposits. The Company agreed to pay a core deposit premium of $3.3 million, or 6.33%, to assume approximately $55 million in deposits, purchase loans equal to 80% of deposits, and acquire the real estate. Four of the five offices were merged into existing offices of Capital City Bank. The transaction was completed on January 31, 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers, Compensation and Other
Information" in the Registrant's Proxy Statement dated April 3, 1998 to be filed on or about April 3, 1998.

Item 11.  Executive Compensation

Incorporated herein by reference to the section entitled "Executive
Officers, Compensation and Other Information" and the subsection entitled "Director Compensation" under the section entitled "Meetings and Committees of the Board of Directors" in the Registrant's Proxy Statement dated April 3, 1998, to be filed on or about April 3, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Incorporated herein by reference to the section entitled "Share Ownership of Management and Principal Share Owners" in the Registrant's Proxy Statement dated April 3, 1998, to be filed on or about April 3, 1998.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled
"Compensation Committee Interlocks and Insider Participation" under the section entitled "Meetings and Committees of the Board of Directors" and the subsection entitled "Transactions With Management and Related Parties" under the section entitled "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated April 3, 1998 to be filed on or about April 3, 1998.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

14(a)(1)  List of Financial Statements
Report of Independent Certified Public Accountants
Consolidated Statements of Financial Condition for the years ended
   December 31, 1997 and 1996
Consolidated Statements of Income for each of the three years ended
   December 31, 1997
Consolidated Statements of Changes in Share Owners' Equity for each of the three years ended December 31, 1997
Consolidated Statements of Cash Flows for each of the three years ended December 31, 1997
Notes to Consolidated Financial Statements

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

2(b) Merger Agreement and Plan of Merger, dated October 18, 1997, by and among Capital City Bank, Levy County State Bank, Farmers &
Merchant Bank of Trenton and Branford State Bank, is filed herewith.

3(a)  Articles of Incorporation, as amended, of Capital City Bank
Group, Inc., are incorporated herein by reference to Exhibit B of the Registrant's 1996 Proxy Statement dated April 12, 1996.

3(b) By-Laws, as amended, of Capital City Bank Group, Inc. are incorporated herein by reference to Exhibit 3(b) of the Company's Form 10-Q for the period ended September 30, 1997 (File No. 0-13358).

10(b) Promissory Note and Pledge and Security Agreement evidencing a line of credit by and between Registrant and SunTrust, dated November 18, 1995, is incorporated herein by reference to the Registrant's Form 10-K/A dated April 9, 1996.

10(c) Capital City Bank Group, Inc. 1996 Associate Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10 of the Registrant's Form S-8 Registration Statement, as filed with the
Commission on December 23, 1996 (File No. 333-18543).

10(d)  Capital City Bank Group, Inc. 1996 Director Stock Purchase
Plan, as amended, is incorporated by reference to the Registrant's Form S-8 filed on December 23, 1996 (Registration No. 333-18557).

10(e) Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan is incorporated herein by reference to the Registrant's Form S-3 filed on January 30, 1997 (Registration No. 333-20683).

21 A listing of Capital City Bank Group's subsidiaries is file herewith.

23(a)  Consent of Independent Certified Public Accountants

27  Financial Data Schedule

14(b)  REPORTS ON FORM 8-K

Capital City Bank Group, Inc. ("CCBG") filed no Form 8-K during the fourth quarter of 1997.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 27, 1998, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 1998 by the following persons in the capacities indicated.

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

/s/ Lina S. Knox
Lina S. Knox

/s/ Payne H. Midyette, Jr.
Payne H. Midyette, Jr.

/s/ Godfrey Smith
Godfrey Smith

/s/ William G. Smith, Jr.
William G. Smith, Jr.