Form 10-Q
period 1998-03-31
CAPITAL CITY BANK GROUP INC
filed 1998-05-13
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                              For the Quarter:
                               March 31, 1998

                       Commission File Number  0-13358

                        CAPITAL CITY BANK GROUP, INC.
           (Exact name of registrant as specified in its charter)

         Florida                                          59-2273542
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or orginaization)                      Identification No.)

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

Yes __X__   No _____

At April 30, 1998, 5,886,684 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                    CAPITAL CITY BANK GROUP, INC.

                       FORM 10-Q    I N D E X
ITEM         PART I. FINANCIAL INFORMATION                       PAGE NUMBER
1.           Financial Statements                                    3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations           9

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                            16

ITEM         PART II. OTHER INFORMATION

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                       18

6.           Exhibits and Reports on Form 8-K                        18

Signatures                                                           18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 CAPITAL CITY BANK GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CONDITION
                           AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                        (Dollars In Thousands, Except Per Share Amounts)
                                                March 31,            December 31,
                                                  1998                  1997
                                               (Unaudited)           (Audited)
ASSETS
Cash and Due From Banks                         $   51,977            $   61,270
Federal Funds Sold and
  Interest Bearing Deposits                         80,100                52,519
Investment Securities Available-for-Sale           140,795               148,514

Loans, Net of Unearned Interest                    737,484               697,726
  Allowance for Loan Losses                         (8,520)               (8,322)
                                                __________            __________
     Loans, Net                                    728,964               689,404

Premises and Equipment, Net                         31,473                31,613
Intangibles, Net                                    10,748                 7,703
Other Assets                                        24,764                18,650
                                                __________            __________
       Total Assets                             $1,068,821            $1,009,673
                                                ==========            ==========
LIABILITIES
Deposits:
  Noninterest Bearing Deposits                  $  201,212            $  191,797
  Interest Bearing Deposits                        689,384               643,015
                                                ----------            ----------
     Total Deposits                                890,596               834,812

Short-Term Borrowings                               45,393                46,114
Long-Term Debt                                      16,352                15,896
Other Liabilities                                   12,546                12,401
                                                __________            __________
       Total Liabilities                           964,887               909,223

SHARE OWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding               -                     -
Common Stock, $.01 par value; 60,000,000 shares
  authorized; 5,886,681 issued and outstanding
  at March 31, 1998 and 5,778,366 issued and
  outstanding at December 31, 1997                      59                    58
Additional Paid-In Capital                           7,881                 6,537
Retained Earnings                                   95,418                93,288
Net Unrealized Gain on Investment Securities
  Available-for-Sale                                   576                   567
                                                __________            __________
        Total Share Owners' Equity                 103,934               100,450
        Total Liabilities and
          Share Owners' Equity                  $1,068,821            $1,009,673
                                                ==========            ==========

Book Value Per Share                            $    17.66            $    17.17
                                                ==========            ==========

                                CAPITAL CITY BANK GROUP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTHS ENDED MARCH 31
                       (Dollars in Thousands, Except Per Share Amounts)
                                                1998                    1997
                                             (Unaudited)             (Unaudited)
INTEREST INCOME
Interest and Fees on Loans                    $   16,610              $   15,398
Investment Securities Available-for-Sale:
     U. S. Treasury                                  368                     551
     U. S. Government Agencies/Corporation           812                   1,290
     States and Political Subdivisions               714                     832
     Other Securities                                 85                      96
Federal Funds Sold and
  Interst Bearing Deposits                           771                     259
                                              ----------              ----------
          Total Interest Income               $   19,360              $   18,429
                                              ----------              ----------

INTEREST EXPENSE
Deposits                                           6,773                   6,362
Short-Term Borrowings                                537                     410
Long-Term Debt                                       280                     304
                                              ----------              ----------
          Total Interest Expense                   7,590                   7,076
                                              ----------              ----------

Net Interest Income                               11,770                  11,353
Provision for Loan Losses                            486                     456
                                              ----------              ----------
Net Interest Income After Provision for
  Loan Losses                                     11,284                  10,897
                                              ----------              ----------

NONINTEREST INCOME
Service Charges on Deposit Accounts                1,941                   2,013
Data Processing                                      852                     800
Income from Fiduciary Activities                     328                     275
Securities Transactions                                9                      (2)
Other                                              1,856                   1,364
                                              ----------              ----------
          Total Noninterest Income                 4,986                   4,450
                                              ----------              ----------

NONINTEREST EXPENSE
Salaries and Employee Benefits                     6,360                   5,794
Occupancy, Net                                       781                     705
Furniture and Equipment                            1,174                   1,285
Other                                              3,254                   3,017
                                              ----------              ----------
          Total Noninterest Expense               11,569                  10,801
                                              ----------              ----------

Income Before Income Taxes                         4,701                   4,546
Income Tax Expense                                 1,600                   1,504
                                              ----------              ----------

NET INCOME                                    $    3,101              $    3,042
                                              ==========              ==========

Basic Net Income Per Share                    $      .53              $      .53
                                              ==========              ==========
Diluted  Net Income Per Share                 $      .53              $      .53
                                              ==========              ==========

Cash Dividends Per Share                      $     .165              $      .15
                                              ==========              ==========

Average Shares Outstanding                     5,874,892               5,792,292
                                              ==========              ==========

                           CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE PERIODS ENDED MARCH 31
                              (Dollars in Thousands)
                                                  1998                  1997
                                              (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $  3,101             $  3,042
Adjustments  to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                         486                  456
    Depreciation                                      800                  782
    Net Securities Amortization (Accretion)           163                  117
    Amortization of Intangible Assets                 247                  307
    Securities (Gains) Losses                          (9)                  (2)
    Non-Cash Compensation                           1,201                  184
    Net (Increase) Decrease in Interest
      Receivable                                     (520)                (209)
    Net (Increase) Decrease in Other Assets        (5,312)                 553
    Net Increase (Decrease) in Other
      Liabilities                                     145               (1,222)
                                                 --------             --------
Net Cash Provided by (Used in)
  Operating Activities                                302                4,008
                                                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities of
  Investment Securities                            15,670               15,956
Purchase of Investment Securities                  (8,080)                   -
Net (Increase) Decrease in Loans                    4,417              (19,397)
Net Cash Received from Acquisition                  7,022                    -
Purchase of Premises & Equipment                     (480)                (456)
Sales of Premises & Equipment                         243                  228
                                                 --------             --------
Net Cash Provided by (Used in)
  Investing Activities                             18,792               (3,669)
                                                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits                   287              (26,630)
Net Increase (Decrease) in Other
  Short-Term Borrowings                              (721)               4,608
Borrowing or Proceeds from Long Term Debt           1,000                    -
Repayment of Long-Term Debt                          (544)                (544)
Dividends Paid                                       (971)                (869)
Issuance of Common Stock                              143                  341
                                                 --------             --------
Net Cash Used in Financing Activities                (806)             (23,094)
                                                 --------             --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 18,288              (22,755)
Cash and Cash Equivalents at Beginning of
  Period                                          113,789               88,906
                                                 --------             --------
Cash and Cash Equivalents at End of Period       $132,077             $ 66,151
                                                 ========             ========

Supplemental Disclosure:
  Interest Paid                                  $  6,434             $  6,426
                                                 ========             ========
  Transfer of Loans to ORE                       $    452             $    443
                                                 ========             ========

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 1997 Annual Report and Form 10-K. The Company has not significantly changed its accounting and reporting policies from those disclosed in its 1997 Annual Report on Form 10-K.

(2) INVESTMENT SECURITIES

The related amortized cost and market value of investment securities in the available-for-sale portfolio at March 31, 1998 and
December 31, 1997 were as follows (dollars in thousands):
                                                March 31, 1998
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value
U. S. Treasury                    $ 28,353      $ 59         $12     $ 28,400
U. S. Government Agencies
  and Corporations                  23,179        40          25       23,194
States and Political Subdivisions   62,240       594           8       62,826
Mortgage-Backed Securities          21,009       288          32       21,265
Other Securities                     5,104         6           -        5,110
                                  --------      ----         ---     --------
     Total                        $139,885      $987         $77     $140,795
                                  ========      ====         ===     ========

                                                December 31, 1997
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value
U. S. Treasury                    $ 24,345    $   42         $  4    $ 24,383
U. S. Government Agencies
  and Corporations                  32,036        55           60      32,031
States and Political Subdivisions   63,661       593           10      64,244
Mortgage-Backed Securities          22,644       326           48      22,922
Other Securities                     4,933         1            -       4,934
                                  --------    ------         ----    --------
     Total                        $147,619    $1,017         $122    $148,514
                                  ========    ======         ====    ========

(3) LOANS

The composition of the Company's loan portfolio at March 31, 1998 and December 31, 1997 was as follows (dollars in thousands):
                                    March 31, 1998     December 31, 1997
Commercial, Financial
  and Agricultural                     $ 59,462             $ 53,888
Real Estate-Construction                 42,413               45,563
Real Estate-Mortgage                    491,712              456,499
Consumer, Net of Unearned Interest      143,897              141,776
                                       --------             --------
   Loans, Net                          $737,484             $697,726
                                       ========             ========

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month period ended March 31, 1998 and 1997, was as follows (dollars in thousands):
                                                 March 31,
                                          1998               1997
Balance, Beginning of the Period         $8,322             $8,179
Provision for Loan Losses                   486                456
Recoveries on Loans Previously
  Charged-Off                               165                183
Loans Charged-Off                          (453)              (546)
                                         ------             ------
Balance, End of Period                   $8,520             $8,272
                                         ======             ======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of
SFAS 114.  Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):
                                                         March 31,
                                              1998                       1997
Impaired Loans:                                  Valuation                   Valuation
                                      Balance    Allowance       Balance     Allowance
With Related Credit Allowance         $2,972       $305          $  141         $48
Without Related Credit Allowance       1,211          -           1,429           -
Average Recorded Investment
   for the Period                      4,183          *           2,131           *

Interest Income:
     Recognized                       $   31                     $   24
     Collected                        $   31                     $   24

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 1998 and December 31, 1997 were as follows (dollars in thousands):
                                     March 31, 1998    December 31, 1997
NOW Accounts                            $109,914           $113,163
Money Market Accounts                     78,005             79,010
Savings Deposits                          89,149             80,476
Other Time Deposits                      412,316            370,366
                                        --------           --------
  Total Interest Bearing Deposits       $689,384           $643,015
                                        ========           ========

(6) ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statements of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income". Statement 130 provides new accounting and reporting standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a material impact on reported results of operations of the Company.

Effective February 1998, the Company adopted SFAS No. 132 "Employers Disclosure about Pensions and Other Postretirement Benefits". Statement 132 standardizes the disclosure requirements for pension and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The Statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The adoption of this standard will not have a material impact on reported results of operations of the Company.

(7) COMPREHENSIVE INCOME

Total comprehensive income is defined as net income and all other changes in equity. The Company reported total comprehensive income, net of tax, for the quarters ended March 31, 1998 and 1997 of $3.1 million and $2.6 million, respectively. Total comprehensive net income, net of tax, for the first quarter of 1998 and 1997, included net gains of $9,000 and net losses of $471,000, respectively. These changes reflect a market value increase and decrease in investment securities available-for-sale for the quarters ended March 31, 1998 and 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis reviews important factors affecting the financial condition and results of operations of Capital City Bank Group, Inc., for the three month periods ended March 31, 1998 and 1997. Capital City Bank Group, Inc., has made, and may continue to make, various forward-looking statements with respect to financial and business matters. Capital City Bank Group, Inc., cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. Actual results could differ significantly from forward-looking statements.

The following discussion sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the accompanying financial statements. The year-to-date averages used in this report are based on daily balances for each respective period.

The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1998 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG" or the "Company."

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's branch facilities which included loans and deposits. The Company paid a deposit premium of $3.3 million, or 6.33%, and assumed approximately $55 million in deposits and purchased loans equal to approximately $44 million at closing and received cash of approximately $7.0 million. Four of the five offices were merged into existing offices of Capital City Bank. The deposit premium is being amortized over fifteen years.

On April 23, 1998, the Company announced a 3-2 stock split effective June 1, 1998, for share owners of record as of May 14, 1998. Amounts in the financial statements and foot notes have not been restated to reflect this stock split.

RESULTS OF OPERATIONS

Net Income

Net income of $3.1 million, or $.53 per basic and diluted share for the first quarter of 1998, was $59,000, or 1.9%, higher than the $3.0 million, or $.53 per basic and diluted share reported for the comparable period in 1997.  Operating revenues, which include net interest income and noninterest income, increased $953,000, or 6.0%, over the first quarter of 1997, and are the most significant factor contributing to the increase in earnings (dollars in thousands):
                                 For The Three Months Ended March 31,
                                       1998                 1997
Interest Income                      $19,360              $18,429
Taxable Equivalent Adjustment(1)         361                  427
                                     -------              -------
Interest Income (FTE)                 19,721               18,856
Interest Expense                       7,590                7,076
                                     -------              -------
Net Interest Income (FTE)             12,131               11,780
Provision for Loan Losses                486                  456
Taxable Equivalent Adjustment            361                  427
                                     -------              -------
Net Int. Inc. After Provision         11,284               10,897
Noninterest Income                     4,986                4,450
Noninterest Expense                   11,569               10,801
                                     -------              -------
Income Before Income Taxes             4,701                4,546
Income Taxes                           1,600                1,504
                                     -------              -------
Net Income                           $ 3,101              $ 3,042
                                     =======              =======

Percent Change                          1.94%               18.50%

Return on Average Assets (2)            1.21%                1.23%

Return on Average Equity (2)           12.28%               13.61%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

First quarter taxable equivalent net interest income increased $351,000, or 3.0%, over the comparable period for 1997. The increase is attributable to a higher level of earning assets, reflecting growth in the loan portfolio. Loans purchased in the First Federal-Florida transaction account for slightly over half of the total growth in the average loan portfolio.
Table I on page 14 provides a comparative analysis of the Company's average balances and interest rates.

Taxable-equivalent interest income increased $865,000, or 4.6%, due to growth in the loan portfolio. Loans, which represent the Company's highest yielding asset, increased (on average) $52.5 million, or 7.7%, and represented 78.4% of total earning assets in the first quarter of 1998 versus 75.7% for the comparable quarter in 1997. The favorable shift in mix of earning assets contributed to an increase of 3 basis points in the yield on earning assets which rose from 8.53% in the first quarter of 1997 to 8.56% in 1998. The improvement in yield attributable to loan growth was partially offset by a higher level of liquidity.

Interest expense increased $514,000, or 7.3%, due primarily to the assumption of $55 million in deposits from First Federal-Florida. Certificates of deposit increased as a percent of average deposits from 45.2% in the first quarter of 1997 to 46.2% in the first quarter of 1998. This shift in deposit mix is attributable to the mix of acquired deposits and led to a 21 basis point increase in the average rate paid on interest bearing liabilities, which rose from 4.00% in the first quarter of 1997 to 4.21% in the first quarter of 1998.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) declined from 4.52% in the first quarter of 1997 to 4.35% in the comparable quarter for 1998 due to the higher cost paid on interest bearing liabilities. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.32% in the first quarter of 1997, versus 5.27% in the first quarter of 1998. The decrease in the margin reflects the higher costs of funds.

Provisions for Loan Losses

The provision for loan losses for the three months ended March 31, 1998, was $486,000 versus $456,000 for the first quarter of 1997. Net charge-offs were down from first quarter of 1997, and remain at historically low levels relative to the size of the loan portfolio. Nonperforming loans increased $3.2 million, or 234.5%, during the first quarter. As compared to year-end, the reserve for loan losses increased slightly to $8.5 million and represented 1.16% of total loans versus 1.19%.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the allowance for loan losses as of March 31, 1998, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                                Three Months Ended
                                                     March 31,
                                              1998               1997

Net Charge-Offs                              288,000           $363,000

Net Charge-Offs (Annualized)
  as a percent of Average Loans
  Outstanding, Net of Unearned Interest          .16%               .20%

Noninterest Income

Noninterest income increased $536,000, or 12.1%, over the first quarter of 1997, which included increases in all major categories except service charges on deposit accounts.

Service charges on deposit accounts declined $72,000, or 3.6%. The decline in the first quarter of 1998, compared to the comparable quarter in 1997, reflects a decline in the number of deposit accounts, higher compensating balances and an increase in charged-off deposit accounts.

Data processing revenues increased $52,000, or 6.5%, over the first quarter of 1997. The increase reflects higher processing revenues associated with both government agencies and third party banks.

Income from fiduciary activities increased $53,000, or 19.2%, over the comparable quarter in 1997. The increase is attributable to growth in managed assets. At March 31, 1998, assets under management totaled $229.4 million compared to $185.7 million at year-end.

Other income increased $492,000, or 36.1%, over the comparable quarter of 1997. Gains on the sale of residential real estate loans increased $142,000, reflecting increase volume attributable to the low rate environment and a higher level of fixed rate refinancing. ATM fees, interchange commissions, VISA cardholder fees, mortgage servicing fees and other fees and commissions account for the remaining $350,000 favorable variance over the comparable quarter in 1997.

Noninterest income as a percent of average assets was 1.95% for the first quarter of 1998 versus 1.81% for the comparable quarter in 1997.

Noninterest Expense

Noninterest expense in the first quarter of 1998 increased $768,000, or 7.1%, over the first quarter of 1997, which included higher costs in all major expenses categories except net occupancy expense.

Compensation expense increased $566,000, or 9.8%, over the first quarter of 1997 reflecting annual raises and an increase in full-time equivalent employees of 22. During the first quarter of 1998, the Company added staff to capitalize on competitive opportunities arising as a result of mergers of other commercial banks within its markets.

Occupancy expense, including premises, furniture, fixtures and equipment decreased $35,000, or 1.8%. The decline is primarily attributable to a reduction in other FF&E costs and utilities. Partially offsetting this reduction, was an increase in costs for maintenance on equipment.

Other noninterest expense increased $237,000, or 7.9%. The increase was attributable to professional fees and printing and supplies costs, which increased $196,000 and $62,000, or 70.2% and 16.7%, respectively.
Partially offsetting this increase was a reduction in EDP services and commission fees expense.

Net noninterest expense (noninterest income minus noninterest expense, net of intangibles) as a percent of average assets was 2.47% in the first quarter of 1998 versus 2.48% for the first quarter of 1997. The Company's efficiency ratio (noninterest expense expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 66.1% in the first quarter 1998 compared to 65.2% for the comparable quarter in 1997. The increase in the efficiency ratio is attributable to higher costs, primarily compensation expense.

Income Taxes

The provision for income taxes increased $96,000, or 6.4%, over the first quarter of 1997. The increase in the provision is attributable to higher taxable income. The Company's effective tax rate for the first quarter of 1997 was 34.0% compared to 33.1% for the same quarter in 1997. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income in the first quarter of 1998 as compared to first quarter of 1997.

FINANCIAL CONDITION

Average balances for the first quarter of 1998 reflect the acquisition of First Federal-Florida which was completed on January 31, 1998. Table I on page 14 presents average balances for the three months ended March 31, 1998 and 1997.

The Company's average assets increased to $1.04 billion in the first quarter of 1998 from $999.8 million in the first quarter of 1997. Average earning assets were $933.1 million for the three months ended March 31, 1998 versus $896.1 million for the comparable quarter of 1997. The most significant change in the mix of earning assets occurred through growth in the loan portfolio. The increase in the loan portfolio reflects the First Federal-Florida acquisition and internal loan growth. Maturities in the investment portfolio were used to fund loan growth and improve overall liquidity.

Average loans increased 52.5 million, or 7.7%, over the comparable period in 1997. Loan growth has occurred in all of the portfolios, with the most significant increase in real estate. Loans as a percent of average earning assets increased to 78.4% for the first quarter of 1998, compared to 75.7% for the first quarter of 1997.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 1998, the average investment portfolio declined $53.9 million, or 27.4%, from the first quarter of 1997. The decline in the investment portfolio was used to fund loan growth and provide additional liquidity. Securities in the Available-for-Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of share owners' equity. At March 31, 1998, share owners' equity included a net unrealized gain of $576,000 compared to a gain of $567,000 at December 31, 1997. The slight increase in value reflects a decrease in interest rates during the first quarter.

At March 31, 1998, the Company's nonperforming loans were $4.6 million versus $1.4 million at year-end and $2.6 million at March 31, 1997. The increase over year-end is primarily attributable to two loans. As a percent of nonperforming loans, the allowance for loan losses represented 174% at March 31, 1998 versus 511% at December 31, 1997 and 323% at March 31, 1997. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.8 million at March 31, 1998, versus $1.2 million at December 31, 1997, and $1.6 million at March 31, 1997. The ratio of nonperforming assets as a percent of loans plus other real estate was .91% at March 31, 1998 compared to .41% at December 31, 1997 and .60% at March 31, 1997.

Average deposits increased 2.7% from $840.0 million in the first quarter of 1997, to $862.9 million in the first quarter of 1997. The growth in deposits is attributable to the acquisition of First Federal-Florida. During 1998, average interest bearing deposits declined due to anticipated run-off from prior acquisitions and strong competition.
At time of acquisition, certificates of deposit constituted 73% of the acquired deposits. During the first quarter, certificates of deposit represented 46.2% of total deposits compared to 45.2% for the comparable quarter in 1997. This shift in mix has contributed to a compression in the Company's net interest margin which averaged 5.27% in the first quarter of 1998 versus 5.32% in 1997.

The ratio of average noninterest bearing deposits to total deposits was 22.2% for the first quarter of 1998 compared to 21.3% for the first quarter of 1997. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.4% and 80.0%, respectively. The change in both ratios is primarily attributable to noninterest bearing deposits increasing, while interest bearing deposits, primarily certificate of deposits, declined throughout 1997, offset by the acquisition of First Federal-Florida.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25.0 million revolving line of credit. As of March 31, 1998, there was $12.5 million outstanding under this facility. During the first quarter of 1998, principal reductions on the line of credit totaled $500,000.

The Company's equity capital was $103.9 million as of March 31, 1998 compared to $100.5 million as of December 31, 1997. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.72% at March 31, 1998 compared to 9.19% at December 31, 1997. Further, the Company's risk-adjusted capital ratio of 12.85% at March 31, 1998, significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its subsidiary bank. At March 31, 1998, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 1998, share owners' equity increased $3.5 million, or 14.1%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $3.1 million, issuance of common stock of $1.1 million and a slight increase of $9,000 in the Company's net unrealized gain on available-for-sale securities. Dividends paid during the first quarter totaled $971,000 or $.165 per share.

At March 31, 1998, the Company's common stock had a book value of $17.66 per share compared to $17.17 at December 31, 1997. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 527,160 shares of its common stock. No shares have been repurchased in 1998. During the first quarter, the Company issued 35,958 shares under its associate incentive and stock purchase plans.

Year 2000 Compliance

In 1996, Capital City Bank Group initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure they are taking the necessary action steps required to remedy their Year 2000 issues. The Company expects to have substantially all of the system and application changes completed by the end of 1998 . The Company believes that its level of preparedness is appropriate and will have a year to test in 1999.

While it is not possible, at present, to give an accurate estimate of the cost of the work, these costs may be material to the Company's results of operations in one or more fiscal quarters or years, but are not expected to have a material adverse impact on the long-term results of operations, liquidity, or consolidated financial position of the Company.

The expected completion date and costs of the project are based upon the Company's current best estimates.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
For Three Months Ended March 31
                                                   1998                                    1997
                                        Average             Average             Average            Average
                                        Balance   Interest    Rate              Balance  Interest    Rate
ASSETS
Loans, Net of Unearned Interest(1)(2) $  731,204   $16,644    9.23%            $678,730   $15,438    9.22%
Taxable Investment Securities             79,925     1,265    6.41%             124,657     1,940    6.30%
Tax-Exempt Investment Securities (2)      63,081     1,041    6.60%              72,250     1,218    6.75%
Funds Sold                                58,842       771    5.31%              20,493       259    5.11%
                                      ----------   -------    -----            --------   -------    -----
   Total Earning Assets                  933,052    19,721    8.56%             896,130    18,856    8.53%
Cash & Due From Banks                     49,797                                 50,180
Allowance for Loan Losses                 (8,390)                                (8,275)
Other Assets                              64,347                                 61,802
                                      ----------   -------    -----            --------   -------    -----
      TOTAL ASSETS                    $1,038,806                               $999,837
                                      ==========                               ========

LIABILITIES
NOW Accounts                          $  109,903       514    1.90%            $110,072   $   506    1.86%
Money Market Accounts                     76,948       538    2.84%              79,882       579    2.94%
Savings Accounts                          85,706       440    2.08%              91,236       451    2.00%
Other Time Deposits                      398,839     5,281    5.37%             379,585     4,826    5.16%
                                      ----------   -------    -----            --------   -------    -----
   Total Interest Bearing Deposits       671,396     6,773    4.09%             660,775     6,362    3.90%
Short-Term Borrowings                     43,685       537    4.98%              38,060       410    4.37%
Long-Term Debt                            16,014       280    7.09%              18,031       304    6.84%
                                      ----------   --------   -----            --------   -------    -----
   Total Int. Bearing Liabilities        731,095     7,590    4.21%             716,866     7,076    4.00%
Noninterest Bearing Deposits             191,479                                179,184
Other Liabilities                         13,839                                 13,166
                                      ----------                               --------
     TOTAL LIABILITIES                   936,413                                909,216

SHARE OWNERS' EQUITY
Common Stock                                  59                                     58
Surplus                                    7,463                                  5,301
Retained Earnings                         94,871                                 85,262
                                      ----------                               --------
     TOTAL SHARE OWNERS' EQUITY          102,393                                 90,621
                                      ----------                               ---------
     TOTAL LIABILITIES & EQUITY       $1,038,806                               $999,837
                                      ==========                               =========

Net Interest Rate Spread                                      4.35%                                 4.52%
                                                              =====                                 =====
Net Interest Income                                $12,131                                $11,780
                                                   =======                                =======
Net Interest Margin                                           5.27%                                 5.32%
                                                              =====                                 =====
(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $766,000 and
    $705,000, for the three months ended March 31, 1998 and 1997, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

Item 3. Quantitative and Qualitative Disclosure for Market Risk

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 18. This table presents the Company's consolidated interest rate sensitivity position as of first quarter 1998 based upon certain assumptions as set-forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS (1)
(Dollars in Thousands)
Other Than Trading Portfolio                       March 31, 1998                                                Fair
                                1999       2000       2001        2002        2003       Beyond      Total       Value
Loans
  Fixed Rate                  $ 30,944   $ 24,176   $ 38,605    $ 43,828    $ 38,371    $ 65,246    $241,170    $244,149
    Average Interest Rate        9.43%     10.16%      9.86%       9.09%       8.17%       9.09%       9.27%
  Floating Rate (2)            384,147     56,932     21,740      11,399      13,398       8,699     496,315     502,445
    Average Interest Rate        8.97%      7.56%      8.58%       8.15%       8.60%       9.13%       8.77%
Investment Securities (3)
  Fixed Rate                    75,626     23,023      4,560       6,997       5,805       8,804    124,815      124,815
    Average Interest Rate        6.16%      6.08%      5.34%       6.12%       6.64%       5.66%       6.10%
  Floating Rate                      -          -     11,043       4,438           -         497      15,978      15,978
    Average Interest Rate            -          -      7.01%       7.30%           -       6.28%       7.07%
Other Earning Assets
  Fixed Rates                        -          -          -           -           -           -           -           -
    Average Interest Rates           -          -          -           -           -           -           -
  Floating Rates                76,000          -          -           -           -       4,100      80,100      80,100
    Average Interest Rates       5.35%          -          -           -           -       5.01%       5.30%
Total Financial Assets        $566,717   $104,131   $ 75,948    $ 66,662    $ 57,574    $ 87,346    $958,378    $959,143
    Average Interest Rates       8.14%      7.84%      8.80%       8.50%       8.63%       7.82%       8.18%

Deposits (4)
  Fixed Rate Deposits         $353,987   $ 36,761   $ 16,452    $  2,869    $  2,229    $     18    $412,316    $414,123
    Average Interest Rates       5.31%      5.65%      5.69%       5.49%       5.76%       5.25%       5.36%
  Floating Rate Deposits       277,069          -          -           -           -           -     277,069     277,069
    Average Interest Rates       2.20%          -          -           -           -           -       2.20%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                 234        238        242         246         251       2,641       3,852        3,852
    Average Interest Rate        6.14%      6.14%      6.14%       6.14%       6.14%       6.14%       6.14%
  Floating Rate Debt            57,893          -          -           -           -           -      57,893      57,893
    Average Interest Rate        5.35%          -          -           -           -           -       5.35%
Total Financial Liabilities   $689,183   $ 36,999   $ 16,694    $  3,115    $  2,480   $   2,659    $751,130    $752,937
    Average interest Rate        4.06%      5.65%      5.70%       5.54%       5.80%       6.13%       4.20%

(1)  Based upon expected cashflows, unless otherwise indicated.
(2)  Based upon a combination of expected maturities and repricing opportunities.
(3)  Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
(4)  Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in 1998. Other time deposit balances are classified according to maturity.

PART II.  OTHER INFORMATION

Items 1-4.

Not applicable

Item 5.  Other

On April 23, 1998, the Company announced a 3-2 stock split effective June 1, 1998, for share owners of record as of May 14, 1998. Amounts in the financial statements and foot notes have not been restated to reflect this stock split.

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

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  May 13, 1998