Form 10-Q
period 1998-06-30
CAPITAL CITY BANK GROUP INC
filed 1998-08-13
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                               For the Quarter:
                                 June 30, 1998

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

Yes __X___ No _____


At July 31, 1998, 8,848,627 shares of the Registrant's Common Stock, $.01 par value, were outstanding

CAPITAL CITY BANK GROUP, INC.


                             FORM 10-Q INDEX

ITEM         PART I. FINANCIAL INFORMATION                       PAGE NUMBER

1.           Financial Statements                                    3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          10

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                            17

ITEM         PART II. OTHER INFORMATION

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                       19

5.           Other Information                                 Not Applicable

6.           Exhibits and Reports on Form 8-K                  Not Applicable

Signatures                                                          20


PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30
(UNAUDITED)
                    (Dollars in Thousands, Except Per Share Amounts)(1)
                                     THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                          1998        1997          1998        1997
INTEREST INCOME
Interest and Fees on Loans               $17,247     $15,806       $33,857     $31,204
Investment Securities:
   U. S. Treasury                            447         543           815       1,097
   U. S. Government Agencies/Corp.           677       1,254         1,489       2,544
   States and Political Subdivisions         713         816         1,427       1,648
   Other Securities                           90          89           175         185
Funds Sold & Interest Bearing Deposits       759         357         1,530         616
                                         -------     -------       -------     -------
       Total Interest Income              19,933      18,865        39,293      37,294

INTEREST EXPENSE
Deposits                                 $ 7,037     $ 6,586       $13,810     $12,948
Short-Term Borrowings                        514         476         1,051         886
Long-Term Borrowings                         280         298           560         602
                                         -------     -------       -------     -------
       Total Interest Expense              7,831       7,360        15,421      14,436
                                         -------     -------       -------     -------
Net Interest Income                       12,102      11,505        23,872      22,858
Provision for Loan Losses                    558         446         1,044         902
                                         -------     -------       -------     -------
Net Interest Income After Provision
  for Loan Losses                         11,544      11,059        22,828      21,956
                                         -------     -------       -------     -------
NONINTEREST INCOME
Service Charges on Deposit Accounts        2,025       2,041         3,966       4,054
Data Processing                              988         937         1,840       1,737
Trust Fees                                   454         253           781         528
Securities Transactions                       15           -            24          (2)
Other                                      2,162       1,621         4,013       2,985
                                         -------     -------       -------     -------
       Total Noninterest Income            5,644       4,852        10,624       9,302
                                         -------     -------       -------     -------
NONINTEREST EXPENSE
Salaries and Employee Benefits             6,327       5,890        12,687      11,684
Occupancy, Net                               795         776         1,580       1,481
Furniture and Equipment                    1,225       1,139         2,393       2,424
Other                                      3,619       3,173         6,869       6,190
                                         -------     -------       -------     -------
       Total Noninterest Expense          11,966      10,978        23,529      21,779
                                         -------     -------       -------     -------
Income Before Income Tax                   5,222       4,933         9,923       9,479
Income Tax Expense                         1,775       1,657         3,375       3,161
                                         -------     -------       -------     -------

NET INCOME                               $ 3,447     $ 3,276       $ 6,548     $ 6,318
                                         =======     =======       =======     =======
Basic Net Income Per Share                $  .39     $   .38        $  .74     $   .73
                                          ======     =======        ======     =======
Diluted Net Income Per Share              $  .39     $   .38        $  .74     $   .73
                                          ======     =======        ======     =======
Cash Dividends Per Share                  $  .11     $   .10        $  .22     $   .20
                                          ======     =======        ======     =======
Average Shares Outstanding             8,830,198   8,694,435     8,821,316   8,691,450
                                       =========   =========     =========   =========

(1) Prior period share and per share information have been restated to reflect a 3-for-2 stock split effective June 1, 1998.

                          CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                   (Dollars In Thousands, Except Share Data)(1)
                                                     June 30        December 31
                                                       1998            1997
                                                   (Unaudited)       (Audited)
ASSETS
Cash and Due From Banks                            $   63,963      $   61,270
Funds Sold                                             60,589          52,519
Investment Securities, Available-for-Sale             139,412         148,514

Loans, Net of Unearned Interest                       746,203         697,726
  Allowance for Loan Losses                            (8,747)         (8,322)
                                                   ----------      ----------
    Loans, Net                                        737,456         689,404

Premises and Equipment, Net                            31,134          31,613
Intangibles                                            10,489           7,703
Other Assets                                           24,547          18,650
                                                   ----------      ----------
      Total Assets                                 $1,067,590      $1,009,673
                                                   ==========      ==========
LIABILITIES
Deposits:
  Noninterest Bearing Deposits                     $  204,164      $  191,797
  Interest Bearing Deposits                           679,378         643,015
                                                   ----------      ----------
      Total Deposits                                  883,542         834,812

Short-Term Borrowings                                  48,461          46,114
Long-Term Debt                                         15,800          15,896
Other Liabilities                                      12,936          12,401
                                                   ----------      ----------
      Total Liabilities                               960,739         909,223

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized, no shares outstanding                  -               -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 8,848,624 shares outstanding
  at June 30,1998 and 8,776,085 outstanding at
  December 31, 1997                                        88              88
Additional Paid-In-Capital                              8,328           6,507
Retained Earnings                                      97,893          93,288
Net Unrealized Gain on
  Available-for-Sale Securities                           542             567
                                                   ----------      ----------
      Total Shareowners' Equity                       106,851         100,450
                                                   ----------      ----------

Total Liabilities and Shareowners' Equity          $1,067,590      $1,009,673
                                                   ==========      ==========

(1) Prior period share and per share data have been restated to reflect a 3-for-2 stock split effective June 1, 1998.

                              CAPITAL CITY BANK GROUP, INC.
                                 STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                  (Dollars in Thousands)
                                                     1998            1997
                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                        $  6,548        $  6,318
Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                          1,044             902
  Depreciation                                       1,590           1,579
  Net Securities Amortization                          385             340
  Amortization of Intangible Assets                    513             505
  Gains in Sales on Investment Securities              (24)             (2)
  Non-Cash Compensation                              1,677             184
  Net (Increase) Decrease in Interest
    Receivable                                        (270)            183
  Net (Increase) Decrease in Other Assets           (5,310)          1,426
  Net Increase (Decrease) in Other
    Liabilities                                        550            (343)
                                                  --------        --------
  Net Cash Provided by Operating Activities          6,703          11,092
                                                  --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities of
  Investment Securities                             34,567          26,055
Purchase of Investment Securities,
  Available-for-Sale                               (25,864)         (4,205)
Net Increase in Loans                               (4,659)        (39,222)
Net Cash Received from Acquisition                   7,022               -
Purchase of Premises & Equipment                      (967)           (976)
Sales of Premises & Equipment                          278             955
                                                  --------        --------
Net Cash Provided by (Used in)
  Investing Activities                              10,377         (17,393)
                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Deposits                            (6,768)        (13,643)
Net Increase in Short-Term Borrowings                2,347           1,317
Borrowing from Long-Term Debt                        1,000               -
Repayment of Long-Term Debt                         (1,096)         (1,088)
Dividends Paid                                      (1,943)         (1,739)
Issuance of Common Stock                               143           1,048
                                                   -------         -------
Net Cash Used in Financing Activities               (6,317)        (14,105)
                                                  --------        --------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                  10,763         (20,406)
Cash and Cash Equivalents at Beginning of
  Period                                           113,789          88,906
                                                  --------        --------
Cash and Cash Equivalents at End of Period        $124,552        $ 68,500
                                                  ========        ========
Supplemental Disclosure:
  Interest Paid                                   $ 14,379        $ 13,102
                                                  ========        ========
  Transfer of Loans to ORE                        $    483        $  3,696
                                                  ========        ========
  Income Tax Paid                                 $  3,252        $  3,696
                                                  ========        ========

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of S-X and S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation, including the restatement of share and per share data to reflect a 3-for-2 stock split effective
June 1, 1998.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry.
The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 1997 Annual Report and Form 10-K.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at June 30, 1998 and December 31, 1997 were as follows (dollars in thousands):

                                                June 30, 1998
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses      Value
Available-For-Sale
U. S. Treasury                  $ 31,154      $ 50        $15      $ 31,189
U. S. Government Agencies
  and Corporations                21,770        40         14        21,796
States and Political
  Subdivisions                    62,576       548          5        63,119
Mortgage-Backed Securities        17,952       256         11        18,197
Other Securities                   5,104         7          -         5,111
                                --------      ----        ---      --------
     Total                      $138,556      $901        $45      $139,412
                                ========      ====        ===      ========

                                             December 31, 1997
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses      Value
Available-For-Sale
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
                                ========    ======       ====      ========

(3) LOANS

The composition of the Company's loan portfolio at June 30, 1998 and December 31, 1997 was as follows (dollars in thousands):

                                    June 30, 1998     December 31, 1997
Commercial, Financial
  and Agricultural                     $ 63,710           $ 53,888
Real Estate-Construction                 40,846             45,563
Real Estate-Mortgage                    495,923            456,499
Consumer                                145,724            141,776
                                       --------           --------
   Loans, Net of Unearned Interest     $746,203           $697,726
                                       ========           ========

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 1998 and 1997, is as follows (dollars in thousands):

                                            June 30,
                                      1998           1997

Balance, Beginning of the Period     $8,322         $8,179
Provision for Loan Losses             1,044            902
Recoveries on Loans Previously
  Charged-Off                           418            370
Loans Charged-Off                    (1,037)        (1,003)
                                     ------         ------
Balance, End of Period               $8,747         $8,448
                                     ======         ======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                         June 30,
                                            1998                       1997
Impaired Loans:                                  Valuation                   Valuation
                                      Balance    Allowance       Balance     Allowance
<CATION>
With Related Credit Allowance         $2,972       $305          $  218        $108
Without Related Credit Allowance       1,297          -             881           -
Average Recorded Investment
   for the Period                      4,680          *           1,650           *

Interest Income:
     Recognized                       $   48                     $   31
     Collected                        $   12                     $   28

The Company recognizes income on impaired loans primarily on the cash basis.  Any change in the present value of expected cash flows on impaired loans is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 1998 and December 31, 1997 was as follows (dollars in thousands):

                                     June 30, 1998    December 31, 1997

NOW Accounts                           $102,881           $113,163
Money Market Accounts                    74,612             79,010
Savings Deposits                         89,641             80,476
Other Time Deposits                     412,244            370,366
                                       --------           --------
  Total Interest Bearing Deposits      $679,378           $643,015
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

Effective February 1998, the Company adopted SFAS No. 132 "Employers Disclosure about Pensions and Other Post-Retirement Benefits". Statement 132 standardizes the disclosure requirements for pension and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The Statement suggests combined formats for presentation of pension and other post-retirement benefit disclosures. The adoption of this standard did not have a material impact on reported results of operations of the Company.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments of Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material impact on reported results of operations of the Company.

(7) COMPREHENSIVE INCOME

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three month periods ended June 30, 1998 and 1997, was as follows (dollars in thousands):

                                       THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                             1998       1997                 1998        1997
Net Income                                 $3,447     $3,276               $6,548      $6,318
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
    During the Period                          21        620                   49         147
  Less: Reclassification Adjustments for
  Gains (Losses) Included in Net Income         5          0                   24          (2)
                                           ------     ------                -----      ------
Total Unrealized Gains (Losses)
  On Securities                                16        620                   25         149

Other Comprehensive Income, Net of Tax     $3,463     $3,896               $6,573      $6,467
                                           ======     ======               ======      ======

These changes reflect a market value decrease for the second quarter ended June 30, 1998, and an increase in investment securities available-for-sale for the comparable quarter in 1997.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED
(Dollars in Thousands, Except Per Share Data)(1)

                                  1998                              1997                          1996
                           Second      First       Fourth     Third      Second   First     Fourth     Third
Summary of Operations:
  Interest Income        $   19,933  $   19,360  $   19,008 $   19,362  $ 18,865 $ 18,429 $   18,850 $   19,019
  Interest Expense            7,831       7,590       7,302      7,402     7,360    7,076      7,651      7,785
                         ----------  ----------  ---------- ----------  -------- -------- ---------- ----------
  Net Interest Income        12,102      11,770      11,706     11,960    11,505   11,353     11,199     11,234
    Provision for
    Loan Loss                   558         486         437        449       446      456        606        334
                         ----------  ----------  ---------- ----------  -------- -------- ---------- ----------
  Net interest Income
    After Provision
    for Loan Loss            11,544      11,284      11,269     11,511    11,059   10,897     10,593     10,900
  Noninterest Income          5,644       4,986       4,895      4,394     4,852    4,450      4,497      4,436
  Noninterest Expense        11,966      11,569      12,012     10,974    10,978   10,801     10,740     10,885
                         ----------  ----------  ---------- ----------  -------- -------- ---------- ----------
  Income Before
    Provision for
    Income Taxes              5,222       4,701       4,152      4,931     4,933    4,546      4,350      4,451
  Provision for
    Income Taxes              1,775       1,600       1,299      1,664     1,657    1,504      1,384      1,405
                         ----------  ----------  ---------- ----------  -------- -------- ---------- ----------
  Net Income             $    3,447  $    3,101  $    2,853 $    3,267  $  3,276 $  3,042 $    2,966 $    3,046
                         ==========  ==========  ========== ==========  ======== ======== ========== ==========
  Net Interest
    Income (FTE)         $   12,445  $   12,131  $   12,059 $   12,366  $ 11,929 $ 11,780 $   11,676 $   11,638

Per Common Share:
  Net Income Basic       $      .39  $      .35  $      .33 $      .37  $    .38 $    .35 $      .35 $      .35
  Net Income Diluted            .39         .35         .32        .37       .38      .35        .35        .35
  Dividends Declared            .11         .11         .11        .10       .10      .10        .10        .09
  Book Value                  12.08       11.77       11.45      11.23     10.91    10.55      10.33      10.00
  Market Price(2):
    High                      32.67       32.67       27.33      23.50     21.50    21.33      14.00      14.00
    Low                       29.75       29.25       23.00      20.83     19.33    14.00      14.00      12.67
    Close                     31.38       31.67       27.00      23.17     20.83    20.16      14.00      14.00

Selected Average
Balances:
  Total Assets           $1,046,842  $1,038,806  $1,001,661 $1,003,170  $999,888 $999,837 $1,029,891 $1,026,111
  Earning Assets            938,970     933,052     898,383    905,722   902,970  896,130    926,169    923,828
  Loans, Net of Unearned    741,914     731,204     700,158    704,222   687,280  678,730    672,672    651,752
  Total Deposits            872,087     862,875     828,239    838,732   842,847  839,959    858,301    874,603
  Total Shareowners'
    Equity                  104,580     102,393      98,920     96,448    92,375   90,621     87,580     84,788
  Common Equivalent
    Shares                    8,830       8,812       8,757      8,745     8,694    8,688      8,616      8,613
Ratios:
  ROA                          1.32%       1.21%       1.13%      1.29%     1.31%    1.23%      1.15%      1.18%
  ROE                         13.22%      12.28%      11.45%     13.44%    14.22%   13.61%     13.47%     14.20%
  Net Interest
    Margin (FTE)               5.31%       5.27%       5.33%      5.42%     5.30%    5.32%      5.03%      5.02%

(1) All share and per share data have been adjusted to reflect the three-for-two stock split effective June 1,
   1998.
(2) Prior to February 3, 1997, there was not an established trading market for the common stock.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses important factors affecting the financial condition and results of operations of Capital City Bank Group, Inc., for the three and six month periods ended June 30, 1998 and 1997. This report contains forward-looking statements within the meaning of the federal securities laws such as interest rate sensitivity projections, revenue and expense trends, and long-term objectives. The forward looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

The following discussion sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the accompanying financial statements. All prior period share and per share data have been adjusted to reflect a three-for-two stock split effective June 1, 1998. The year-to-date averages used in this report are based on daily balances for each respective period.

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

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's branch facilities which included loans and deposits. The Company paid a deposit premium of $3.3 million, or 6.33%, and assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of Capital City Bank. The deposit premium is being amortized over fifteen years.

RESULTS OF OPERATIONS

Net Income

Net income was $3.4 million, or $.39 per basic and diluted share for the second quarter of 1998, a per share increase of 2.6% over the $3.3 million, or $.38 per basic and diluted share for the comparable period in 1997. Net income was $6.5 million, or $.74 per basic and diluted share for the six months ended June 30, 1998, a per share increase of 1.4% over the $6.3 million, or $.73 per basic and diluted share for comparable period in 1997. Operating revenue, which includes net interest income and noninterest income, increased $2.3 million, or 7.3%, over the first half of 1997, and was the most significant factor contributing to the increase in earnings.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                       1998      1997          1998     1997
Interest and Dividend Income          $19,933   $18,865       $39,293  $37,294
Taxable Equivalent Adjustment(1)          343       424           704      851
                                      -------   -------       -------  -------
Interest Income (FTE)                  20,276    19,289        39,997   38,145
Interest Expense                        7,831     7,360        15,421   14,436
                                      -------   -------       -------  -------
Net Interest Income (FTE)              12,445    11,929        24,576   23,709
Provision for Loan Losses                 558       446         1,044      902
Taxable Equivalent Adjustment             343       424           704      851
                                      -------   -------       -------  -------
Net Int. Inc. After Provision          11,544    11,059        22,828   21,956
Noninterest Income                      5,638     4,852        10,624    9,302
Noninterest Expense                    11,960    10,978        23,529   21,779
                                      -------   -------       -------  -------
Income Before Income Taxes              5,222     4,933         9,923    9,479
Income Taxes                            1,775     1,657         3,375    3,161
                                      -------   -------       -------  -------
Net Income                            $ 3,447   $ 3,276       $ 6,548  $ 6,318
                                      =======   =======       =======  =======

Percent Change                           5.22%    17.76%         3.64%   18.12%

Return on Average Assets(2)              1.32%     1.31%         1.27%    1.27%

Return on Average Equity(2)             13.22%    14.22%        12.76%   13.92%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

Second quarter taxable equivalent net interest income increased $516,000, or 4.3%, over the comparable quarter in 1997. Taxable equivalent net interest income for the first half of 1997 increased $867,000, or 3.7%, over the first half of 1997. The increase in both periods is attributable to a higher level of earning assets, reflecting growth in the loan portfolio. Loans purchased in the First Federal-Florida transaction account for a significant portion of the total growth in the average loan portfolio. Table I on page 16 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 1998, taxable-equivalent interest income increased $987,000, or 5.1%, and $1.9 million, or 4.9%, respectively, over the comparable prior year periods. Interest income for both periods has increased due to growth in the loan portfolio. Additionally, in the second quarter the Company recognized $400,000 in accrued but uncollected interest income associated with the resolution of a non-performing loan. Loans which represent the Company's highest yielding asset, increased (on average) $53.6 million, or 7.8% and represented 78.7% of total earning assets for the six months ended June 30, 1998 versus 75.9% for the comparable period in 1997. This favorable shift in the mix of earning assets led to a 6 basis point increase in the yield on earning assets which rose from 8.55% during the first six months of 1997 to 8.61% for the comparable period in 1998. The improvement in yield attributable to loan growth was partially offset by a higher level of liquidity.

Interest expense for the three and six month periods ended June 30, 1998, increased $471,000, or 6.4%, and $985,000, or 6.8%, respectively, over the comparable prior year periods. The increase in both periods is primarily due to the assumption of deposits from First Federal-Florida. Certificates of deposit, which generally represent a higher cost of funds than other deposit offerings, increased as a percent of average deposits from 45.7% in the first half of 1997 to 46.7% in 1998. This shift in deposit mix (attributable to the mix of acquired deposits) led to a 16 basis point increase in the average rate paid on interest bearing liabilities, which rose from 4.08% in the first half of 1997 to 4.24% in 1998.

The Company's interest rate spread (defined as the average federal taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) declined from 4.47% in the first half of 1997 to 4.37% in the comparable period for 1998 due to the higher cost of funds. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.31% in the first half of 1997, versus 5.29% in the first half of 1998. The decrease in margin represents the higher costs of funds.

Provision for Loan Losses

The provision for loan losses was $558,000 and $1.0 million, respectively, for the three and six month periods ended June 30, 1998, compared to $446,000 and $902,000 for the comparable periods in 1997. Net charge-offs were up from the first half of 1997, but remain at low levels relative to the size of the loan portfolio. Nonperforming loans increased $3.2 million, or 195.8%, during the first six months of 1998. As compared to year-end, the reserve for loan losses increased slightly to $8.7 million, and represented 1.17% of total loans versus 1.19%.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of June 30, 1998, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                 Three Months Ended        Six Months Ended
                                     June 30,                   June 30,
                                  1998        1997          1998        1997

Net Charge-Offs                 $331,000    $270,000      $619,000    $633,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                   .18%       .16%           .17%       .19%

Noninterest Income

Noninterest income increased $792,000, or 16.3%, in the second quarter of 1998 versus the comparable quarter for 1997, and $1.3 million, or 14.2%, for the six months ended June 30, 1998 versus the comparable period for 1997. All major categories except service charges reflected an increase.

Service charges on deposit accounts declined $16,000, or 0.8%, and $88,000, or 2.2%, respectively, over the comparable three and six month periods for 1997. The decline for the first six months of 1998, reflects a reduction in the number of accounts, higher compensating balances and an increase in charged-off deposit accounts.

Data processing revenues increased $51,000, or 5.4%, and $103,000, or 5.9%, respectively, over the comparable three and six month periods in 1997. The increase reflects higher processing revenues associated with both government agencies and third party banks.

Revenue from trust activities increased $201,000, or 79.4%, and $253,000, or 47.9%, respectively, over the comparable three and six month periods in 1997. At June 30, 1998, assets under management totaled $246.3 million compared to
185.7 million at year-end.

Other income increased $544,000, or 33.4%, and $1.0 million, or 34.4%, respectively, for the three and six month periods ended June 30, 1998 over the comparable prior year periods. Gains on the sale of residential real estate loans increased $283,000, reflecting the increased volume of loans sold to the secondary market due to the higher level of fixed rate loan production during 1998. The Company recorded a $226,000 gain on the sale of other real estate during the second quarter. ATM fees, interchange commissions, credit life commissions and VISA cardholder fees account for the remaining favorable variance.

Noninterest income as a percent of average assets was 2.05% and 1.88%, respectively, for the first half of 1998 and 1997.

Noninterest Expense

Noninterest expense increased $1.0 million, or 9.0%, and $1.8 million, or 8.0%, respectively, over the comparable three and six month periods in 1997. The increase reflects higher costs in all major expense categories.

Compensation expense increased $437,000, or 7.4%, and $1.0 million, or 8.6%, respectively, over the comparable three and six month periods of 1997, reflecting annual raises and an increase in full-time equivalent employees of
31. During the first quarter of 1998, the Company added staff to capitalize on competitive opportunities arising as a result of mergers of other commercial banks within its market.

Occupancy expense, including premises, furniture, fixtures and equipment increased $105,000, or 5.5%, and $68,000, or 1.7%, respectively, over the comparable three and six month periods in 1997. The increase is primarily attributable increased costs for maintenance and repairs offset partially by a reduction in other FF&E costs.

Other noninterest expense increased $446,000, or 14.1%, and $679,000, or 11.0%, respectively, over the comparable three and six month periods in 1997. The increase was attributable to professional fees of $326,000, advertising of $167,000, printing and supplies cost of $115,000, and intangible amortization of $75,000. Professional fees reflect costs associated with completion of an extensive review of the Bank's operations. The increase in advertising is attributable to greater product development and market development.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles) as a percent of average assets was 2.40% in the first half of 1998 versus 2.43% for the first half of 1997. The Company's efficiency ratio (noninterest expense, net of intangibles, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.27% in the first half of 1998 compared to 64.65% for the comparable period in 1997. The increase in the efficiency ratio reflects rising costs as noted above.

Income Taxes

The provision for income taxes increased $118,000, or 7.1%, during the second quarter and $214,000, or 6.8%, during the first six months of 1998, relative to the comparable prior year periods. The Company's effective tax rate for the first half of 1998 was 34.0% versus 33.4% for the comparable period in 1997. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income in the first half of 1998 as compared to the first half of 1997.

FINANCIAL CONDITION

Average balances for the first half of 1998 reflect the acquisition of First Federal-Florida which was completed on January 31, 1998. Table I on Page 16 presents average balances for the three and six month periods ended June 30, 1998 and 1997.

The Company's average assets increased to $1.04 billion at the end of the second quarter of 1998 from $999.9 million in the first half of 1997. Average earning assets were $936.0 million for the six months ended June 30, 1998 versus $899.6 million for the comparable period in 1997. The most significant shift in the mix of earning assets occurred through growth in the loan portfolio. The increase in the loan portfolio reflects the First Federal-Florida acquisition and internal loan growth. Maturities in the investment portfolio were used to fund loan growth and improve overall liquidity.

Average loans increased $53.6 million, or 7.8%, over the comparable period in 1997. Loan growth has occurred in all of the portfolios, with the most significant increase in real estate. Loans as a percent of average earning assets increased to 78.7% for the second quarter of 1998, compared to 75.9% for the second quarter of 1997.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of June 30, 1998, the average investment portfolio declined $49.7 million, or 25.7%, from the comparable period in 1997. The decline in the investment portfolio was used to fund loan growth and provide additional liquidity. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 1998, shareowners' equity included a net unrealized gain of $542,000 compared to a net gain of $567,000 at December 31, 1997.

At June 30, 1998, the Company's nonperforming loans were $4.6 million versus $1.6 million at year-end 1997 and $1.9 million at June 30, 1997. The net increase in 1998 is attributable to two relationships. Specific reserves have been established for anticipated losses. As a percent of nonperforming loans, the allowance for loan losses represented 182% at June 30, 1998 versus 512% at December 31, 1997 and 442% at June 30, 1997. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.8 million at June 30, 1998 versus $1.2 million at December 31, 1997 and $2.0 million at June 30, 1997. The ratio of nonperforming assets to loans plus other real estate was .88% at June 30, 1998 compared to .41% at December 31, 1997 and .54% at June 30, 1997.

Average deposits increased 3.1% from the $841.3 million for the first half of 1997, to $867.5 million for the first half of 1998. The growth in deposits is attributable to the acquisition of First Federal-Florida. During 1998, interest bearing deposits have continued to decline due to the anticipated run-off from prior acquisitions and strong competition. For the first half of 1998, average certificates of deposit represented 46.7% of total deposits compared to 45.7% for the comparable prior year period. This shift in mix has contributed to a slight compression in the Company's net interest margin which averaged 5.29% in the first half of 1998 versus 5.31% in 1997.

The ratio of average noninterest bearing deposits to total deposits was 22.0% for the first half of 1998 compared to 21.7% for the first half of 1997. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.4% and 79.3%, respectively. The change in both ratios is primarily attributable to the increase in noninterst bearing deposits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposits, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan and investment maturities, including the available-for-sale investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks, including the Federal Home Loan Bank.

Additionally, the parent company maintains a $25 million revolving line of credit. As of June 30, 1998 there was $12.0 million outstanding under this facility. During the first half of 1998, principal reductions on the line of credit totaled $1.0 million.

The Company's equity capital was $106.9 million as of June 30, 1998, compared to $100.5 million as of December 31, 1997. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "well capitalized" position. The leverage ratio was 9.0% at June 30, 1998 versus 9.2% at December 31, 1997. Further, the Company's risk-adjusted capital ratio of 14.65% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 1998, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations.

During the first six months of 1998, shareowners' equity increased $6.4 million, or 12.9%, on an annualized basis. Growth in equity during the first six months was positively impacted by net income of $6.5 million and stock issuances of $1.8 million. Dividends paid during the first six months totaled $1.9 million, or $.22 per share.

The Company's common stock had a book value of $12.08 per share at June 30, 1998 compared to $11.45 at December 31, 1997. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 790,740 shares (split adjusted) of its common stock. In the first half of 1998, there were no shares repurchased.

YEAR 2000 COMPLIANCE

In 1996, Capital City Bank Group initiated the process of preparing its computer systems and applications for the Year 2000. This process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with external service providers to ensure they are taking the necessary actions required to remedy their Year 2000 issues. The Company expects to have substantially all of the system and application changes completed by the end of 1998 . The Company believes that its level of preparedness is appropriate and testing will be completed by year-end.

While it is not possible, at present, to give an accurate estimate of the cost of the work, these costs may be material to the Company's results of operations in one or more fiscal quarters or years, but are not expected to have a material adverse impact on the long-term results of operations, liquidity, or consolidated financial position of the Company.

The expected completion date of the project is based upon the Company's current best estimates

TABLE I
                                           AVERAGE BALANCES & INTEREST RATES
                                   (Taxable Equivalent Basis - Dollars in Thousands)

                                                 FOR THREE MONTHS ENDED JUNE 30
                                                1998                        1997
                                     Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest(1) $  741,914  $17,274  9.34%  $687,280  $15,842  9.24%
Taxable Investment Securities          80,032    1,214  6.09%   119,414    1,886  6.34%
Tax-Exempt Investment Securities(2)    62,610    1,029  6.57%    70,168    1,204  6.87%
Funds Sold                             54,414      759  5.59%    26,108      357  5.47%
                                   ----------  -------  ----   --------  -------  ----
   Total Earning Assets               938,970   20,276  8.66%   902,970   19,289  8.57%
Cash & Due From Banks                  49,842                    44,635
Allowance for Loan Losses              (8,617)                   (8,362)
Other Assets                           66,647                    60,645
                                   ----------                  --------
      TOTAL ASSETS                 $1,046,842                  $999,888
                                   ==========                  ========

LIABILITIES
NOW Accounts                       $  105,358  $   557  2.12%  $100,006  $   418  1.68%
Money Market Accounts                  76,463      541  2.84%    80,732      620  3.08%
Savings Accounts                       88,541      472  2.14%    86,976      436  2.01%
Other Time Deposits                   411,087    5,467  5.33%   389,801    5,112  5.26%
                                   ----------  -------  ----   --------   ------  ----
   Total Int. Bearing Deposits        681,449    7,037  4.14%   657,515    6,586  4.02%
Funds Purchased                        37,859      498  5.28%    27,976      377  5.40%
Other Borrowed Funds                      985       16  6.37%     6,490       99  6.17%
Long-Term Debt                         16,315      280  6.88%    17,475      298  6.83%
                                   ----------  -------  ----   --------   ------  ----
   Total Int. Bearing Liabilities     736,608    7,831  4.26%   709,456    7,360  4.16%
Noninterest Bearing Deposits          190,638                   185,332
Other Liabilities                      15,016                    12,725
                                   ----------                  --------
    TOTAL LIABILITIES                 942,262                   907,513


SHAREOWNERS' EQUITY
Common Stock                               88                        87
Surplus                                 7,867                     5,435
Retained Earnings                      96,625                    86,853
                                   ----------                  --------
     TOTAL SHAREOWNERS' EQUITY        104,580                    92,375
                                   ----------                  --------
     TOTAL LIABILITIES & EQUITY    $1,046,842                  $999,888
                                   ==========                  ========
Interest Rate Spread                                    4.40%                     4.41%
                                                        ====                      ====
Net interest Income                            $12,445                   $11,929
                                               =======                   =======
Net Interest Margin                                     5.31%                     5.30%
                                                        ====                      ====

                                                  FOR SIX MONTHS ENDED JUNE 30
                                                1998                       1997
                                     Balance  Interest  Rate   Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest(1) $  736,588  $33,918  9.29%  $683,035  $31,279  9.23%
Taxable Investment Securities          80,719    2,479  6.19%   122,020    3,826  6.32%
Tax-Exempt Investment Securities(2)    62,844    2,070  6.59%    71,203    2,424  6.81%
Funds Sold                             55,876    1,530  5.52%    23,316      616  5.31%
                                   ----------  -------  ----   --------  -------  ----
   Total Earning Assets               936,027   39,997  8.61%   899,574   38,145  8.55%
Cash & Due From Banks                  49,820                    47,392
Allowance for Loan Losses              (8,504)                   (8,318)
Other Assets                           65,497                    61,210
                                   ----------                  --------
      TOTAL ASSETS                 $1,042,840                  $999,858
                                   ==========                  ========

LIABILITIES
NOW Accounts                       $  107,618  $ 1,070  2.01%  $105,011  $   923  1.77%
Money Market Accounts                  76,704    1,080  2.84%    80,310    1,199  3.01%
Savings Accounts                       87,131      912  2.11%    89,075      887  2.01%
Other Time Deposits                   404,997   10,748  5.35%   384,722    9,939  5.21%
                                   ----------  -------  ----   --------  -------  ----
   Total Int. Bearing Deposits        676,450   13,810  4.12%   659,118   12,948  3.96%
Funds Purchased                        40,229    1,023  5.13%    29,866      750  5.06%
Other Borrowed Funds                    1,023       28  5.45%     6,386      136  4.30%
Long-Term Debt                         16,167      560  6.98%    17,753      602  6.83%
                                   ----------  -------  ----   --------  -------  ----
   Total Int. Bearing Liabilities     733,869   15,421  4.24%   713,123   14,436  4.08%
Noninterest Bearing Deposits          191,058                   182,208
Other Liabilities                      14,421                    13,029
                                   ----------                  --------
     TOTAL LIABILITIES                939,348                   908,360

SHAREOWNERS' EQUITY
Common Stock                               88                        87
Surplus                                 7,650                     5,353
Retained Earnings                      95,754                    86,058
                                   ----------                  --------
     TOTAL SHAREOWNERS' EQUITY        103,492                    91,498
                                   ----------                  --------
     TOTAL LIABILITIES & EQUITY    $1,042,840                  $999,858
                                   ==========                  ========
Interest Rate Spread                                    4.37%                     4.47%
                                                        ====                      ====
Net Interest Income                            $24,576                   $23,709
                                               =======                   =======
Net Interest Margin                                     5.29%                     5.31%
                                                        ====                      ====

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $723,000 and $1.5 million, for the three and six months ended June 30, 1998, versus $480,000 and $1.5 million, for the comparable periods ended June 30, 1997.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

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

Interest Rate Risk Management

The normal course of business activity exposes Capital City Bank Group to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. Capital City Bank Group's asset/liability management process manages the Company's interest rate risk.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 18. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 1998 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II

FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)
Other Than Trading Portfolio                              June 30, 1998                                            Market
                                Year 1      Year 2      Year 3      Year 4      Year 5      Beyond      Total       Value
Loans
  Fixed Rate                  $ 33,243    $ 23,619    $ 40,542    $ 42,643    $ 38,531    $ 80,889    $259,467     $261,617
    Average Interest Rate         9.26%      10.26%       9.82%       9.13%       8.89%       8.08%       8.99%
  Floating Rate(2)             386,422      46,682      25,340      10,786      11,405       6,101     486,736      480,769
    Average Interest Rate         8.94%       7.58%       8.58%       8.07%       8.75%       9.44%       8.78%
Investment Securities(3)
  Fixed Rate                    65.614      19,338      14,444       8,416       5,467      11,714     124,993     $124,993
    Average Interest Rate         6.16%       5.72%       6.47%       6.70%       6.59%       6.45%       6.21%
  Floating Rate                      0      10,047       3,866           0           0         506      14,419       14,419
    Average Interest Rate            0        6.48%       6.34%          0           0        6.29%       6.43%
Other Earning Assets
  Fixed Rates                        0           0           0           0           0           0           0            0
    Average Interest Rates           0           0           0           0           0           0           0
  Floating Rates                55,800           0           0           0           0       4,790      60,589       60,589
    Average Interest Rates        5.35%          0           0           0           0        4.62%       5.49%
Total Financial Assets        $541,079     $99,686    $ 84,192    $ 61,845    $ 55,403    $103,999    $946,204      952,387
    Average Interest Rates        8.28%      7.75%       8.71%       8.61%       8.63%       7.81%       8.25%

Deposits(4)
  Fixed Rate Deposits         $354,870    $ 38,266    $ 14,365    $  2,852    $  1,892    $      0    $412,245      414,170
    Average Interest Rates        5.21%       5.68%       5.58%       5.47%       5.74%          0        5.27%
  Floating Rate Deposits       267,133           0           0           0           0           0     267,133      267,133
    Average Interest Rates        2.18%          0           0           0           0           0        2.18%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  235         239         243         247         251       2,585       3,800        3,801
    Average Interest Rate         6.14%       6.14%       6.14%       6.14%       6.14%       6.14%       6.14%
  Floating Rate Debt            60,461           0           0           0           0           0      60,461       60,461
    Average Interest Rate         5.32%          0           0           0           0           0        5.32%
Total Financial Liabilities   $682,699    $ 38,504    $ 14,608    $  3,099    $  2,143   $   2,585    $743,639     $745,565
    Average interest Rate         4.04%       5.68%       5.59%       5.52%       5.79%       6.14%       4.17%

(1) Based upon expected cash-flows, unless otherwise indicated.
(2) Based upon a combination of expected maturities and repricing opportunities.
(3) Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
(4) Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits in 1998. Other time deposit balances are classified according to maturity.

PART II.  OTHER INFORMATION

Items 1-3.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 24, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at                       Against/         Abstentions/
the 2001 annual meeting:         For        Withheld        Broker Non-Votes
Cader B. Cox, III            4,935,743          0                   0
William G. Smith, Jr.        4,935,743          0                   0

2. The shareowners ratified the selection of Arthur Andersen LLP as the independent auditors for the Company for 1998. The number of votes cast were as follows:

                           Against/        Abstentions/
                 For       Withheld       Broker Non-Votes

              4,935,248       130                365

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the period ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)
/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  August 13, 1998