Form 10-Q/A
period 1998-06-30
CAPITAL CITY BANK GROUP INC
filed 1998-08-14
CIK 726601

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

Yes __X___ No _____


At July 31, 1998, 8,848,627 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  August 13, 1998

[ARTICLE] 9
[CIK] 0000726601
[NAME] CAPITAL CITY BANK GROUP, INC.
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-START]                             JAN-01-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                          63,963
[INT-BEARING-DEPOSITS]                           4,789
[FED-FUNDS-SOLD]                                55,800
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                          0
[INVESTMENTS-CARRYING]                         138,556
[INVESTMENTS-MARKET]                           139,412
[LOANS]                                        746,203
[ALLOWANCE]                                    (8,747)
[TOTAL-ASSETS]                               1,067,590
[DEPOSITS]                                     883,542
[SHORT-TERM]                                    48,641
[LIABILITIES-OTHER]                             12,936
[LONG-TERM]                                     15,800
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            88
[OTHER-SE]                                     106,763
[TOTAL-LIABILITIES-AND-EQUITY]               1,067,590
[INTEREST-LOAN]                                 33,857
[INTEREST-INVEST]                                3,906
[INTEREST-OTHER]                                 1,530
[INTEREST-TOTAL]                                39,293
[INTEREST-DEPOSIT]                              13,810
[INTEREST-EXPENSE]                              15,421
[INTEREST-INCOME-NET]                           23,872
[LOAN-LOSSES]                                    1,044
[SECURITIES-GAINS]                                  24
[EXPENSE-OTHER]                                 23,529
[INCOME-PRETAX]                                  9,923
[INCOME-PRE-EXTRAORDINARY]                       3,375
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     6,548
[EPS-PRIMARY]                                      .74
[EPS-DILUTED]                                      .74
[YIELD-ACTUAL]                                    5.31
[LOANS-NON]                                      4,813
[LOANS-PAST]                                     1,127
[LOANS-TROUBLED]                                   210
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                 8,322
[CHARGE-OFFS]                                    1,037
[RECOVERIES]                                       418
[ALLOWANCE-CLOSE]                                8,747
[ALLOWANCE-DOMESTIC]                                 0
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0