Form 10-Q
period 1998-10-30
CAPITAL CITY BANK GROUP INC
filed 1998-11-16
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




                                For the Quarter:
                              September 30, 1998
                        Commission File Number  0-13358




                        CAPITAL CITY BANK GROUP, INC.
          (Exact name of registrant as specified in its charter)


                Florida                             59-2273542
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


    217 North Monroe Street, Tallahassee, Florida         32301
      (Address of principal executive office)           (Zip Code)


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

                           Yes __X__   No _____


At October 31, 1998, there were 8,848,633 shares of the Registrant's Common Stock, $.01 par value, outstanding.



                     CAPITAL CITY BANK GROUP, INC.

                        FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                       PAGE NUMBER

1.           Financial Statements                                    3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          10

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                            19

ITEM         PART II. OTHER INFORMATION

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                       21

6.           Exhibits and Reports on Form 8-K                        21

Signatures                                                           21



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(UNAUDITED)
(Dollars In Thousands, Except Per Share Amounts)(1)

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                         1998       1997          1998        1997
INTEREST INCOME
Interest and Fees on Loans              $16,768    $16,542       $50,625     $47,746
Investment Securities:
  U.S. Treasury                             484        904         1,299       2,943
  U.S. Gov. Agencies/Corp.                  661        684         2,150       2,286
  States and Political Subdivisions         704        784         2,131       2,432
  Other Securities                           87         82           262         267
  Funds Sold                                779        366         2,309         982
       Total Interest Income             19,483     19,362        58,776      56,656

INTEREST EXPENSE
Deposits                                  6,969      6,597        20,780      19,545
Short-Term Borrowings                       449        514         1,500       1,400
Long-Term Debt                              268        291           828         893
       Total Interest Expense             7,686      7,402        23,108      21,838
Net Interest Income                      11,797     11,960        35,668      34,818
Provision for Loan Losses                   558        449         1,602       1,351
  Net Interest Income After
    Provision for Loan Losses            11,239     11,511        34,066      33,467

NONINTEREST INCOME
Service Charges on Deposit Accounts       1,885      2,021         5,851       6,075
Data Processing                             740        724         2,581       2,461
Income from Fiduciary Activities            448        269         1,229         797
Securities Transactions                      33         (3)           57
(5)
Other                                     1,953      1,383         5,966       4,368
       Total Noninterest Income           5,059      4,394        15,684      13,696

NONINTEREST EXPENSE
Salaries and Employee Benefits            5,975      5,903        18,662      17,587
Occupancy, Net                              826        771         2,406       2,252
Furniture and Equipment                   1,325      1,241         3,718       3,665
Other                                     3,145      3,059        10,014       9,249
       Total Noninterest Expense         11,271     10,974        34,800      32,753

Income Before Income Tax                  5,027      4,931        14,950      14,410
Income Tax Expense                        1,759      1,664         5,134       4,825

NET INCOME                              $ 3,268    $ 3,267       $ 9,816     $ 9,585
Net Income Per Basic Share              $   .37    $   .37       $  1.11     $  1.10
Net Income Per Diluted Share            $   .37    $   .37       $  1.11     $  1.10
Cash Dividends Per Share                $   .11    $   .10       $   .33     $   .30
Average Shares Outstanding            8,848,628  8,745,632     8,830,451   8,709,710

(1) Prior period share and per share information have been restated to reflect a 3-
for-2 stock split effective June 1, 1998.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(Dollars In Thousands, Except Per Share Amounts)(1)
                                                   September 30,        December 31,
                                                       1998                1997
                                                    (Unaudited)          (Audited)
ASSETS
Cash and Due From Banks                             $   60,858           $   61,270
Funds Sold                                              61,916               52,519
Investment Securities, Available-for-Sale              146,298              148,514

Loans, Net of Unearned Interest                        751,752              697,726
  Allowance for Loan Losses                             (8,801)              (8,322)
  Loans, Net                                           742,951              689,404

Premises and Equipment, Net                             31,118               31,613
Intangibles                                             10,240                7,703
Other Assets                                            23,889               18,650
       Total Assets                                 $1,077,270           $1,009,673

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  215,103           $  191,797
  Interest Bearing Deposits                            684,474              643,015
       Total Deposits                                  899,577              834,812

Short-Term Borrowings                                   39,675               46,114
Long-Term Debt                                          14,647               15,896
Other Liabilities                                       13,811               12,401
       Total Liabilities                               967,710              909,223

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares outstanding                                         -                    -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 8,848,630 shares
  outstanding at September 30,1998
  and 8,776,085 outstanding at
  December 31, 1997                                         88                   88
Additional Paid In Capital                               8,357                6,507
Retained Earnings                                      100,185               93,288
Net Unrealized Gain on
  Available-for-Sale Securities                            930                  567
       Total Shareowners' Equity                       109,560              100,450

Total Liabilities and Shareowners' Equity           $1,077,270           $1,009,673

(1) Prior period share and per share data have been restated to reflect a 3-for-2 stock split effective June 1, 1998.

CAPITAL CITY BANK GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
(Dollars In Thousands)

                                                   1998             1997
                                                (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $  9,816         $  9,585
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                        1,602            1,351
  Depreciation                                     2,411            2,441
  Net Securities Amortization                        544              501
  Amortization of Intangible Assets                  773              714
  Gain on Sales of Investment Securities             (57)               5
  Non-Cash Compensation                            1,248              185
  Net Increase in Interest Receivable               (339)            (119)
  Net (Increase) Decrease in Other Assets         (4,594)           1,753
  Net Increase (Decrease) in Other
    Liabilities                                    1,200             (341)
Net Cash Provided by Operating Activities         12,604           16,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale        49,742           43,415
Purchase of Investment Securities
  Available-for-Sale                             (47,438)          (2,925)
Net Increase in Loans                            (10,712)         (32,691)
Net Cash Received from Acquisition                 7,022                -
Purchase of Premises & Equipment                  (1,772)          (1,270)
Sales of Premises & Equipment                        278            1,157
Net Cash Used in Investing Activities             (2,880)           7,686

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits                9,267          (40,849)
Net Increase (Decrease) Short-Term Borrowings     (6,439)           1,499
Borrowing from Long-Term Debt                      2,400
Repayment of Long-Term Debt                       (3,649)          (1,632)
Dividends Paid                                    (2,916)          (2,613)
Issuance of Common Stock                             598            1,217
Net Cash Used in Financing Activities               (739)         (42,378)

Net Increase (Decrease) in Cash and
  Cash Equivalents                                 8,985          (18,617)
Cash and Cash Equivalents at Beginning of
  Period                                         113,789           88,906
Cash and Cash Equivalents at End of Period      $122,774         $ 70,289

Supplemental Disclosure:
  Interest Paid                                 $ 21,696         $ 19,926
  Transfer of Loans to ORE                      $  1,818         $  1,312
  Income Taxes Paid                             $  5,727         $  5,159


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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1997 Annual Report and Form 10-K.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at September 30, 1998 and December 31, 1997 were as follows
(dollars in thousands):

                                         September 30, 1998
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains       Losses     Value

U.S. Treasury                 $ 33,139    $  210        $ -      $ 33,349
U.S. Government Agencies
  and Corporations              26,245       135         60        26,320
States and Political
  Subdivisions                  63,198       953          1        64,150
Mortgage Backed Securities      17,142       220          5        17,357
Other Securities                 5,105        17          -         5,122
     Total                    $144,829    $1,535        $66      $146,298


                                          December 31, 1997
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains       Losses     Value

U.S. Treasury                 $ 24,345    $   42       $  4      $ 24,383
U.S. Government Agencies
  and Corporations              32,036        55         60        32,031
States and Political
  Subdivisions                  63,661       593         10        64,244
Mortgage Backed Securities      22,644       326         48        22,922
Other Securities                 4,933         4          -         4,937
     Total                    $147,619    $1,020       $122      $148,51

(3) LOANS

The composition of the Company's loan portfolio at September 30, 1998 and December 31, 1997 was as follows (dollars in thousands):

                            	      September 30, 1998   December 31, 1997
Commercial, Financial
  and Agricultural                       $ 70,153            $ 53,888
Real Estate-Construction                   43,747              45,563
Real Estate-Mortgage                      489,475             456,499
Consumer                                  148,377             141,776
  Loans, Net of Unearned Interest        $751,752            $697,726


(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 1998 and 1997, is as follows
(dollars in thousands):

                                    September 30, 1998    September 30, 1997

Balance, Beginning of the Period         $8,322                $8,179
Acquired Reserves                             -                    -
Provision for Loan Losses                 1,602                 1,351
Recoveries on Loans Previously
  Charged-Off                               699                   523
Loans Charged-Off                        (1,822)               (1,548)
Balance, End of Period                   $8,801                $8,505

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                     September 30,
                                             1998                       1997
Impaired Loans:                                  Valuation                   Valuation
                                      Balance    Allowance       Balance     Allowance
With Related Credit Allowance         $2,786       $514          $  158        $ 81
Without Related Credit Allowance       1,642          -             822           -
Average Recorded Investment
   for the Period                      5,405        N/A           2,236         N/A

Interest Income:
  Recognized                          $   64                     $   74
  Collected                           $   62                     $   72

The Company recognizes income on nonaccrual loans primarily on the cash basis.
Any change in the present value of expected cash flows is recognized through the allowance for loan losses.


(5) DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 1998 and December 31, 1997 was as follows
(dollars in thousands):

                                  September 30, 1998        December 31, 1997

NOW Accounts                           $ 97,476                 $113,163
Money Market Accounts                    79,925                   79,010
Savings Deposits                         93,847                   80,476
Other Time Deposits                     413,226                  370,366
  Total Interest Bearing Deposits      $684,474                 $643,015


(6) ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income". Statement 130 provides new accounting and reporting standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a material impact on reported results of operations of the Company.

In June 1998, the Financial Accounting Standards Board "FASB" issued
SFAS No. 133 "Accounting for Derivative Instruments of Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 1999. Management has not yet assessed the impact of this standard on the reported results of operations of the company.

In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The statement amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-baked securities or other retained interests based on its ability and intent to sell or hold those investments. This statements shall be effective for the first fiscal quarter beginning after December 15, 1998.
The adoption of this standard is not expected to have a material impact on the reported results of operations of the Company.

(7) COMPREHENSIVE INCOME

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three and nine month periods ended September 30, 1998 and 1997, as follows (dollars in thousands):

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                              1998       1997           1998        1997
Net Income                                   $3,268     $3,267        $ 9,816      $9,585
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
    Arising During the Period                   371        258            420         405
  Less: Reclassification Adjustments for
    Gains (Losses) Included in Net Income        33         (3)            57          (5)

Total Unrealized Gains (Losses)
  On Securities , Net of Tax                    338        261            363         410

Total Comprehensive Income, Net of Tax       $3,606     $3,528        $10,179      $9,995

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED
(Dollars in Thousands, Except Per Share Data)(1)
                                        1998                                    1997                     1996
                           Third       Second      First       Fourth     Third      Second   First     Fourth
Summary of Operations:
  Interest Income        $   19,483  $   19,933  $   19,360  $   19,008 $   19,362  $ 18,865 $ 18,429 $   18,850
  Interest Expense            7,686       7,831       7,590       7,302      7,402     7,360    7,076      7,651
  Net Interest Income        11,797      12,102      11,770      11,706     11,960    11,505   11,353     11,199
    Provision for
    Loan Loss                   558         558         486         437        449       446      456        606
  Net interest Income
    After Provision
    for Loan Loss            11,239      11,544      11,284      11,269     11,511    11,059   10,897     10,593
  Noninterest Income          5,059       5,644       4,986       4,895      4,394     4,852    4,450      4,497
  Noninterest Expense        11,271      11,966      11,569      12,012     10,974    10,978   10,801     10,740
  Income Before
    Provision for
    Income Taxes              5,027       5,222       4,701       4,152      4,931     4,933    4,546      4,350
  Provision for
    Income Taxes              1,759       1,775       1,600       1,299      1,664     1,657    1,504      1,384
  Net Income             $    3,268  $    3,447  $    3,101  $    2,853 $    3,267  $  3,276 $  3,042 $    2,966
  Net Interest
    Income (FTE)         $   12,147  $   12,445  $   12,131  $   12,059 $   12,366  $ 11,929 $ 11,780 $   11,676

Per Common Share:
  Net Income Basic       $      .37  $      .39  $      .35  $      .33 $      .37  $    .38 $    .35 $      .35
  Net Income Diluted            .37         .39         .35         .32        .37       .38      .35        .35
  Dividends Declared            .11         .11         .11         .11        .10       .10      .10        .10
  Book Value                  12.38       12.08       11.77       11.45      11.23     10.91    10.55      10.33
  Market Price(2):
    High                      33.13       32.67       32.67       27.33      23.50     21.50    21.33      14.00
    Low                       19.00       29.75       29.25       23.00      20.83     19.33    14.00      14.00
    Close                     29.13       31.38       31.67       27.00      23.17     20.83    20.16      14.00

Selected Average
Balances:
  Total Assets           $1,052,301  $1,046,842  $1,038,806  $1,001,661 $1,003,170  $999,888 $999,837 $1,029,891
  Earning Assets            946,601     938,970     933,052     898,383    905,722   902,970  896,130    926,169
  Loans, Net of Unearned    745,257     741,914     731,204     700,158    704,222   687,280  678,730    672,672
  Total Deposits            875,938     872,087     862,875     828,239    838,732   842,847  839,959    858,301
  Total Shareowners'
    Equity                  107,545     104,580     102,393      98,920     96,448    92,375   90,621     87,580
  Common Equivalent
    Shares                    8,848       8,830       8,812       8,757      8,745     8,694    8,688      8,616
Ratios:
  ROA                         1.23%       1.32%       1.21%       1.13%      1.29%     1.31%    1.23%      1.15%
  ROE                        12.06%      13.22%      12.28%      11.45%     13.44%    14.22%   13.61%     13.47%
  Net Interest
    Margin (FTE)              5.10%       5.31%       5.27%       5.33%      5.42%     5.30%    5.32%      5.03%

(1) All share and per share data have been adjusted to reflect the three-for-two stock split effective
    June 1, 1998.
(2) Prior to February 3, 1997, there was not an established trading market for the common stock of
    Capital City Bank Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses important factors affecting the financial condition and results of operations of Capital City Bank Group, Inc., for the three and nine month periods ended September 30, 1998 and 1997. This report contains forward-looking statements within the meaning of the federal securities laws such as interest rate sensitivity projections, revenue and expense trends, and long-term objectives. The forward looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's branch facilities which included loans and deposits. The transaction created approximately $3.3 million in goodwill and other intangible assets and the Company assumed $55 million in deposits and purchased $44 million of loans. Four of the five offices were merged into existing offices of Capital City Bank. The goodwill is being amortized over fifteen years.

On August 27, 1998, the Company entered into a definitive purchase and assumption agreement with First Union National Bank ("First Union") to acquire eight of First Union's branch facilities which includes deposits. The Company agreed to pay a deposit premium of approximately $19.2 million, to assume approximately $218 million in deposits and acquire certain real estate. The transaction will be completed before year-end.


RESULTS OF OPERATIONS

Net Income

Net income of $3.3 million, or $.37 per basic and diluted share for the third quarter of 1998, was constant with the comparable period in 1997. Net income was $9.8 million, or $1.11 per basic and diluted share for the nine months ended September 30, 1998, a per share increase of 0.9% over the $9.6 million, or $1.10 per basic and diluted share for comparable period in 1997. Operating revenue, which includes net interest income and noninterest income, increased $2.8 million, or 5.8%, over the first nine months of 1997, and was the most significant factor contributing to the increase in earnings.




                                    For The Three         For The Nine
                                    Months Ended          Months Ended
                                    September 30,         September 30,
                                  1998       1997       1998        1997

Interest and Dividend Income     $19,483    $19,362    $58,776     $56,656
Taxable Equivalent Adjustment(1)     351        406      1,055       1,257
                                  19,834     19,768     59,831      57,913
Interest Expense                   7,686      7,402     23,108      21,838
Net Interest Income (FTE)         12,148     12,366     36,723      36,075
Provision for Loan Losses            558        449      1,602       1,351
Taxable Equivalent Adjustment        351        406      1,055       1,257
Net Interest Income
  After Provision                 11,239     11,511     34,066      33,467
Noninterest Income                 5,059      4,394     15,684      13,696
Noninterest Expense               11,271     10,974     34,800      32,753
Income Before Income Taxes         5,027      4,931     14,950      14,410
Income Taxes                       1,759      1,664      5,134       4,825

Net Income                       $ 3,268    $ 3,267    $ 9,816     $ 9,585

Percent Change over comparable
  prior year period                 .03%      7.29%      2.41%      14.19%

Return on Average Assets (2)        1.23%      1.29%      1.25%       1.28%

Return on Average Equity (2)       12.06%     13.44%     12.52%      13.76%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

Third quarter taxable equivalent net interest income declined $218,000, or 1.8%, over the comparable quarter in 1997. This decline is attributable to a 32 basis point decline in the net yield on earning assets, more than offsetting the increase in net interest income attributable to growth. Taxable equivalent net interest income for the nine month period of 1998 increased $648,000 million, or 1.8%, over the same period of 1997. This increase is attributable to a higher level of earning assets, reflecting growth in the loan portfolio. Loans purchased in the First Federal-Florida transaction account for approximately 75% of the total growth in the average loan portfolio. Partially offsetting the increase due to loan volume was a reduction of 13 basis points in the net yield on earning assets.
Table I on page 18 provides a comparative analysis of the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 1998, taxable-equivalent interest income increased $66,000, or 0.3%, and $1.9 million, or 3.3%, respectively, over the comparable prior year periods. The increase in both periods is due to growth in the loan portfolio resulting from the First Federal-Florida acquisition. Partially offsetting these favorable variances attributable to growth, was a decrease in the yield on earning assets of 34 and 8 basis points, respectively, reflecting the general decline in interest rates. Loans which represent the Company's highest yielding asset, increased (on average) $49.4 million, or 7.2% and represented 78.7% of total earning assets for the nine months ended September 30, 1998 versus 76.6% for the comparable period in 1997. This shift in the mix of earning assets and reduction of interest rates, led to a 8 basis point decrease in the yield on earning assets which declined from 8.59% during the first nine months of 1997 to 8.51% for the comparable period in 1998.

Interest expense for the three and nine month periods ended September 30, 1998, increased $284,000, or 3.8%, and $1.3 million, or 5.8%, respectively, over the comparable prior year periods. The increase in both periods is primarily due to growth in deposits. Certificates of deposit, which generally represent a higher cost of funds than other deposit offerings, increased as a percent of average deposits from 45.8% in the nine months of 1997 to 46.8% in 1998.
This shift in deposit mix is attributable to the mix of deposits acquired from First Federal-Florida and led to a 10 basis point increase in the average rate paid on interest bearing liabilities, which rose from 4.11% in the first nine months of 1997 to 4.21% in 1998.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) for the three and nine month periods ended September 30, 1998 was 4.17% and 4.30%, respectively, compared to 4.48% and 4.47% for the comparable periods in 1997. The decline in spread is attributable to lower yields on earning assets reflecting the general decline in interest rates. The Company's net yield on earning assets (defined as taxable-equivalent net interest income divided by average earning assets) for the three and nine month periods ended September 30, 1998 was 5.10% and 5.22%, respectively, compared to 5.42% and 5.35% for the comparable periods in 1997. The decline in the margin is due to lower yields on earning assets and an increase in the costs of interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $558,000 and $1.6 million, respectively, for the three and nine month periods ended September 30, 1998, compared to $449,000 and $1.4 million for the comparable periods in 1997. Net charge-offs were up from the first nine months of 1997, but remain at low levels relative to the size of the loan portfolio. Nonperforming loans increased $4.2 million, or 255.1%, during the first nine months of 1998. As compared to year-end, the reserve for loan losses increased slightly to $8.8 million, and represented 1.17% of total loans versus 1.19%.

Based on current economic conditions, the low level of nonperforming loans, and net charge-offs, it is management's opinion the allowance for loan losses as of September 30, 1998 is sufficient to provide for losses inherent in the loan portfolio as of that date.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Charge-off activity for the respective periods is set forth below.

                                   Three Months Ended           Nine Months Ended
                                 9/30/98       9/30/97        9/30/98       9/30/97
Net Charge-Offs                 $504,000      $393,000      $1,123,000    $1,025,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                  .27%          .22%            .20%          .20%

Noninterest Income

Noninterest income increased $665,000 million, or 15.1%, in the third quarter of 1998 versus the comparable quarter for 1997, and $2.0 million, or 14.5%, for the nine months ended September 30, 1998 versus the comparable period for 1997. All major categories except service charges reflected an increase.

Service charges on deposit accounts declined $136,000, or 6.7%, and $224,000, or 3.7%, respectively, over the comparable three and nine month periods for 1997. The decline for the first nine months of 1998, reflects a reduction in the number of deposit accounts, higher compensating balances and an increase in charged-off deposit accounts. During the third quarter, the Company reviewed its fee structure for service charges and will implement a new fee structure in the fourth quarter.

Data processing revenues increased $16,000, or 2.2%, and $120,000, or 4.9%, respectively, over the comparable three and nine month periods in 1997. The increase reflects higher processing revenues associated with third party banks.

Investment management and trust revenues increased $179,000, or 66.5%, and $432,000, or 54.2%, respectively, over the comparable three and nine month periods in 1997. At September 30, 1998, assets under management totaled $238.7 million compared to $185.7 million at year-end.

Other income increased $570,000, or 41.2%, and $1.6 million or 36.6%, respectively, for the three and nine month periods ended September 30, 1998, over the comparable prior year periods. Gains on the sale of residential real estate loans increased $541,000, reflecting increased volume of loans sold to the secondary market due to the higher level of fixed rate loan production during 1998. The Company recorded a $226,000 gain on the sale of other real estate during the second quarter. ATM fees, interchange commissions, credit life commissions and VISA cardholder fees account for the remaining favorable variance.

Noninterest income as a percent of average assets was 2.00% and 1.83%, respectively for the first nine months of 1998 and 1997.

Noninterest Expense

Noninterest expense increased $297,000, or 2.7%, and $2.0 million, or 6.3%, respectively, over the comparable three and nine month periods in 1997. The increase reflects higher costs in all major expense categories for the three and nine months ended September 30, 1998.

Compensation expense increased $72,000, or 1.2%, and $1.1 million, or 6.1%, respectively, over the comparable three and nine month periods of 1997, reflecting annual raises and increases in commissions and incentives.
During the first quarter of 1998, the Company added staff to capitalize on competitive opportunities arising as a result of mergers of other commercial banks within its market.

Occupancy expense, including premises, furniture, fixtures and equipment increased $139,000, or 6.9%, and $207,000, or 3.5%, respectively, over the comparable three and nine month periods in 1997. The increase is primarily attributable to increased costs for maintenance and repairs offset partially by a reduction in other FF&E costs.

Other noninterest expense increased $86,000, or 2.8%, and $765,000, or 8.3%, respectively, over the comparable three and nine month periods in 1997. The increase was attributable to professional fees of $176,000, advertising of $325,000, printing and supplies cost of $77,000, telephone of $76,000 and intangible amortization of $126,000. Professional fees reflect costs associated with the completion of an extensive review of the Bank's operations. The increase in advertising is attributable to greater product and market development.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles) as a percent of average assets was 2.34% in the first nine months of 1998 versus 2.46% for the first nine months of 1997.
The Company's efficiency ratio (noninterest expense, net of intangibles, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 64.93% for the first nine months of 1998 compared
to 64.44% for the comparable period in 1997.   The increase in the efficiency
ratio reflects rising costs noted above.

Income Taxes

The provision for income taxes increased $95,000, or 5.7%, during the third quarter and $309,000, or 6.4%, during the first nine months of 1998. The increase in the provision over the prior year is attributable to higher taxable income. The Company's effective tax rate for the first nine months of 1998 was 34.3%, versus 33.5% for the comparable period in 1997. The increase in the effective tax rate is attributable to a decrease in tax exempt income as a percent of taxable income.

FINANCIAL CONDITION

Average balances for the first nine months of 1998 reflect the acquisition of First Federal-Florida which was completed on January 31, 1998. Table I on Page 18 presents average balances for the three and nine month periods ended September 30, 1998 and 1997.

For the first nine months of 1998, the Company's average assets increased
$45.2 million, or 4.5%, compared to the comparable period in 1997. Average earning assets were $939.7 million for the nine months ended September 30, 1998 versus $901.7 million for the comparable period in 1997. The most significant shift in the mix of earning assets occurred through growth in the loan portfolio. The increase in the loan portfolio reflects the First Federal-Florida acquisition and internal loan growth. Maturities in the investment portfolio were used to fund loan growth and improve overall liquidity.

Average loans increased $49.4 million, or 7.2%, over the comparable period in 1997. Loan growth has occurred in all of the portfolios, with the most significant increase in real estate. Loans as a percent of average assets increased to 78.7% for the third quarter of 1998, compared to 76.6% for the third quarter of 1997.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 1998, the average investment portfolio declined $42.8 million, or 22.9%, from the comparable period in 1997. The decline in the investment portfolio was used to fund loan growth and provide additional liquidity. Securities in the Available-for-Sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 1998, shareowners' equity included a net unrealized gain of $930,000 compared to a net gain of $567,000 at December 31, 1997. The increase in value reflects a decline in interest rates which occurred during the third quarter.

At September 30, 1998, the Company's nonperforming loans were $5.8 million versus $1.6 million at year-end 1997 and $2.4 million at September 30, 1997. As a percent of nonperforming loans, the allowance for loan losses represented 152% at September 30, 1998 versus 512% at December 31, 1997 and 355% at September 30, 1997. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.5 million at September 30, 1998 versus $1.2 million at December 31, 1997 and $2.3 million at September 30, 1997. The ratio of nonperforming assets to loans plus other real estate was .97% at September 30, 1998 compared to .41% at December 31, 1997 and .66% at September 30, 1997.

Average deposits increased 3.6% from the $840.4 million for the first nine months of 1997, to 870.4 million for the first nine months of 1998.
The growth in deposits is attributable to the acquisition of First Federal-Florida. During the first nine months of 1998, average certificates of deposit represented 46.8% of total deposits compared to 45.8% for the comparable prior year period. This shift in mix has contributed to a slight increase in the Company's cost of funds that averaged 3.29% in the first nine months of 1998 versus 3.24% in 1997. Starting in the fourth quarter, the Company added a high yielding money market account to its array of products.

The ratio of average noninterest bearing deposits to total deposits was 22.0% for the first nine months of 1998 compared to 21.9% for the first nine months of 1997. For the same periods, the ratio of average interest bearing liabilities to average arning assets was 78.1% and 78.7%, respectively.
The change in both ratios is primarily attributable to the increase in noninterest bearing deposits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary bank include federal funds sold, near-term loan and investment maturities, including the available-for-sale investment portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks and the Federal Home Loan Bank.

Additionally, the parent company maintains a $25.0 million revolving line of credit. As of September 30, 1998, there was $9.5 million outstanding and $15.5 million available under this credit facility.

The Company's equity capital was $109.6 million as of September 30, 1998, compared to $100.5 million as of December 31, 1997. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "Well Capitalized" position. The leverage ratio was 9.2% at September 30, 1998 and December 31, 1997, respectively. Further, the Company's risk-adjusted capital ratio of 13.8% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its subsidiary bank. At September 30, 1998, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations.

During the first nine months of 1998, shareowners' equity increased $9.1 million, or 12.1%, on an annualized basis. Growth in equity during the first nine months was positively impacted by net income of $9.8 million, stock issuances of $1.8 million and a net unrealized gain on available-for-sale securities of $363,000. Dividends paid during the first three quarters totaled $2.9 million, or $.33 per share.

The Company's common stock had a book value of $12.38 per share at September 30, 1998 compared to $11.45 per share at December 31, 1997. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 790,740 (split adjusted) shares of its common stock. In the first nine months of 1998, there were no shares repurchased.

Year 2000 Compliance

Introduction

The YEAR 2000 issue creates challenges with respect to the automated systems used by financial institutions and other companies. Many programs and systems are not able to recognize the year 2000, or that the new millennium is a leap year. The problem is not limited to computer systems. YEAR 2000 issues will potentially affect every system that has an embedded microchip containing this flaw.

The YEAR 2000 challenge impacts the Company as many of its transactions are date sensitive. The Company also is affected by the ability of its vendors, suppliers, customers and other third parties to be YEAR 2000 compliant.

State of Readiness

The Company is committed to addressing the YEAR 2000 challenges in a prompt and responsible manner and has dedicated significant resources to do so. An assessment of the Company's automated systems and third party operations was completed and a plan has been implemented. The Company's YEAR 2000 compliance plan ("Y2K Plan") has six phases. These phases are (1) project management,
(2) awareness, (3) assessment, (4) testing, (5) renovation and implementation, and (6) customer awareness, verification and risk assessment. The Company has substantially completed phases one through three, and six, although appropriate follow-up activities are continuing to occur. The Company will continue the testing and implementation phases of the Y2K Plan.

1. Project Management. The Company has assigned primary responsibility for the YEAR 2000 project to the President of Capital City Services Company, a wholly-owned subsidiary of Capital City Bank Group, Inc. Also, the Company has hired an outside consultant to assist in the implementation of the project. Monthly updates are provided to senior management and quarterly updates are provided to the Board of Directors in order to assist them in overseeing the Company's readiness.

2. Awareness. The Company implemented several projects designed to promote awareness of YEAR 2000 issues throughout the organization and with its customer base. These projects include providing training for electronic data processing ("EDP") associates, responding to inquiries from customers, vendors and shareowners, and providing YEAR 2000 information on the Company's web site (www.ccbg.com).

3. Assessment. The Company has completed this phase of the compliance plan. Information Technology ("IT") and non-IT systems have been assessed and mission critical applications that could potentially be affected have been identified. Mission critical is defined as anything that may have a material adverse effect on the Company if not YEAR 2000 compliant.

The Company's operations are intertwined with the operations of certain third parties. Accordingly, the Company's operations could be materially affected by the operations of the third parties that provide the Company with mission critical IT and Non-IT systems. In response to this concern, the Company has identified and contacted the third parties who provide mission critical applications. The Company has received YEAR 2000 compliance assurances from third parties who provide mission critical applications and will continue to monitor and test their efforts for Year 2000 compliance.

4. Testing. The Company's testing of mission critical systems will be 90% complete by December 31, 1998 and will be completed by March 1999.

5. Renovation and implementation. The Company is upgrading and replacing IT and Non-IT systems where appropriate and all such replacements should be substantially complete by March 31, 1999. As IT and Non-IT systems and applications are implemented, the Company will continue to test them for YEAR 2000 compliance.

6. Customer Awareness, Verification and Risk Assessment. The Company has incorporated into its web site information regarding YEAR 2000. Lending officers have been trained on YEAR 2000 issues and have documented YEAR 2000 readiness of borrowers. Significant borrowers were mailed a questionnaire and have been assigned a YEAR 2000 risk rating by the Company. Appropriate response to current and future credit requests will take their YEAR 2000 status into consideration. Continuation of these and additional activities are planned for the remainder of 1998 and 1999.

Estimated Costs to Address the Company's YEAR 2000 Issues

Costs directly related to YEAR 2000 issues are estimated to be $750,000 from 1998 to 2000, of which 21% has been spent to date. Approximately 75% of the total spending represents costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant YEAR 2000 related costs on behalf of its vendors, suppliers, customers and other third parties.


Risks of the Company's YEAR 2000 Issues

The year 2000 presents certain risks to the Company and its operations.
Some risks are present because the Company purchased technology applications from other parties who face YEAR 2000 challenges and additional risks that are inherent in the business of banking. Management has identified the following potential risks which could have a material adverse effect on the Company's business.

1. The Company's subsidiary bank may experience a liquidity problem if there is a significant amount of deposits withdrawn by customers who have uncertainties associated with the YEAR 2000. The Company has implemented a contingency plan to ensure there are appropriate levels of funding available.

2. The Company's operations could be materially affected by the failure of third parties who provide mission critical IT and Non-IT systems. The Company has identified its mission critical third parties and will monitor their Y2K Plan progress.

3. The Company's ability to operate effectively in the year 2000 could be adversely affected by the ability to communicate and access to utilities. The Company is in the process of incorporating a contingency plan for addressing this situation.

4. The Company's subsidiary bank lends significant amounts to businesses and contractors in our market area. If the businesses are adversely affected by the YEAR 2000 issues, their ability to repay loans could be impaired and increased credit risk could affect the Company's financial performance. As part of the Company's Y2K Plan, the Company has identified its significant borrowers, and has documented their YEAR 2000 readiness and risk to the Company.

5. Sanctions could be imposed against the Company if it does not meet deadlines or ollow timetables established by the federal and state governmental agencies which regulate the Company and its subsidiaries. The Company has incorporated the regulatory guidelines for YEAR 2000 into its Y2K Plan.

Contingency Plan

Contingency plans for YEAR 2000 related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, and identification of alternate suppliers. All plans are expected to be completed by December 31, 1998.

AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                        FOR THREE MONTHS ENDED SEPTEMBER 30,
                                            1998                     1997
                                  Balance  Interest  Rate    Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest(1) 745,257  $16,797  8.94% $  704,222  $16,580  9.34%
Taxable Investment Securities       82,331    1,232  5.94%    106,684    1,670  6.20%
Tax-Exempt Investment Securities(2) 62,819    1,026  6.53%     68,192    1,152  6.76%
Funds Sold                          56,194      779  5.50%     26,623      366  5.49%
   Total Earning Assets            946,601   19,834  8.32%    905,721   19,768  8.66%
Cash & Due From Banks               48,558                     46,796
Allowance for Loan Losses           (8,950)                    (8,476)
Other Assets                        66,092                     59,129
      TOTAL ASSETS              $1,052,301                 $1,003,170
LIABILITIES
NOW Accounts                    $   99,677  $   407  1.62% $  100,740  $   408  1.61%
Money Market Accounts               78,875      573  2.88%     81,528      627  3.05%
Savings Accounts                    91,500      520  2.25%     83,294      420  2.00%
Other Time Deposits                412,730    5,469  5.26%    384,783    5,142  5.30%
   Total Int. Bearing Deposits     682,782    6,969  4.05%    650,345    6,597  4.02%
Funds Purchased                     35,044      432  4.89%     29,096      416  5.67%
Other Borrowed Funds                 1,416       17  4.72%      6,187       98  6.26%
Long-Term Debt                      15,886      268  6.71%     16,935      291  6.83%
    Total Interest Bearing
      Liabilities                  735,128    7,686  4.15%    702,563    7,402  4.18%
Noninterest Bearing Deposits       193,156                    188,387
Other Liabilities                   16,472                     15,773
     TOTAL LIABILITIES             944,756                    906,723

SHAREOWNERS' EQUITY
Common Stock                            88                         58
Surplus                              8,342                      6,169
Retained Earnings                   99,115                     90,220
  TOTAL SHAREOWNERS' EQUITY        107,545                     96,447
  TOTAL LIABILITIES & EQUITY    $1,052,301                 $1,003,170

Interest Rate Spread                                 4.17%                      4.48%
Net interest Income                         $12,148                    $12,366
Net Yield on Earning Assets                          5.10%                      5.42%


                                           FOR NINE MONTHS ENDED SEPTEMBER 30,
                                            1998                        1997
                                   Balance Interest  Rate    Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest(1) 739,599  $50,716  9.17% $  690,175  $47,859  9.27%
Taxable Investment Securities       81,262    3,711  5.68%    116,658    5,496  6.30%
Tax-Exempt Investment Securities(2) 62,835    3,096  6.57%     70,189    3,576  6.79%
Funds Sold                          55,983    2,308  5.51%     24,630      982  5.33%
    Total Earning Assets           939,679   59,831  8.51%    901,652   57,913  8.59%
Cash & Due From Banks               49,395                     47,188
Allowance for Loan Losses           (8,655)                    (8,371)
Other Assets                        65,699                     60,488
        TOTAL ASSETS            $1,046,118                 $1,000,957

LIABILITIES
NOW Accounts                       104,942    1,477  1.88%    103,572    1,331  1.72%
Money Market Accounts               77,436    1,654  2.85%     80,720    1,826  3.03%
Savings Accounts                    88,604    1,432  2.16%     87,124    1,307  2.01%
Other Time Deposits                407,603   16,217  5.32%    384,742   15,081  5.24%
    Total Int. Bearing Deposits    678,585   20,780  4.09%    656,158   19,545  3.98%
Funds Purchased                     38,481    1,455  5.06%     29,607    1,166  5.26%
Other Borrowed Funds                 1,155       45  5.15%      6,319      234  4.95%
Long-Term Debt                      16,075      828  6.89%     17,480      893  6.83%
    Total Int. Bearing Liabilities 734,296   23,108  4.21%    709,564   21,838  4.11%
Noninterest Bearing Deposits       191,767                    184,291
Other Liabilities                   15,211                     13,954
        TOTAL LIABILITIES          941,274                    907,809

SHAREOWNERS' EQUITY
Common Stock                            88                         87
Surplus                              7,881                      6,140
Retained Earnings                   96,875                     86,921
    TOTAL SHAREOWNERS' EQUITY      104,844                     93,148
    TOTAL LIABILITIES & EQUITY  $1,046,118                 $1,000,957

Interest Rate Spread                                4.30%                       4.47%
Net Interest Income                        $36,723                     $36,075
Net Yield on Earning Assets                         5.22%                       5.35%

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $614,000 and $2,103,000, for the three and nine months ended September 30, 1998, versus $741,000 and $2,215,000, for the comparable periods ended
    September 30, 1997.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% federal tax rate

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

Market risk management arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company has risk management policies to monitor and limit exposure to market risk. Capital City Bank Group does not actively participate in exchange rates, commodities or equities. In asset and liability management activities, policies are in place which are designed to minimize structural interest rate risk.

Interest Rate Risk Management

The normal course of business activity exposes Capital City Bank Group to interest rate risk. Fluctuations in interest rates may result in changes in the fair market alue of the Company's financial instruments, cash flows and net interest income. Capital City Bank Group's asset/liability management process manages the Company's interest rate risk.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 20. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 1998 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

The Company is currently liability sensitive which generally indicates that in a period of rising or falling interest rates the net interest margin will be impacted as the velocity and/or volume of liabilities being repriced exceeds assets. However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how the Company responds to changing rates and thus impact the magnitude of change in net interest income.

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)

Other Than Trading Portfolio                              September 30, 1998                                        Market
                                Year 1      Year 2      Year 3      Year 4      Year 5      Beyond      Total       Value
Loans
  Fixed Rate                  $ 46,038    $ 23,907    $ 42,839    $ 43,571    $ 41,438    $ 63,650    $261,443     $266,288
    Average Interest Rate        9.11%      10.23%       9.71%       9.16%       8.89%       7.47%       8.88%
  Floating Rate(2)             386,300      44,439      24,646      11,790      12,534      10,600     490,309      499,396
    Average Interest Rate        8.75%       7.71%       8.59%       8.43%       8.54%       9.36%       8.65%
Investment Securities(3)
  Fixed Rate                    61,175      22,081      20,191       7,524       4,905      17,230     133,106      133,106
    Average Interest Rate        6.09%       5.55%       6.35%       6.44%       6.53%       5.97%       6.06%
  Floating Rate                      0      12,676           0           0           0         516      13,192       13,192
    Average Interest Rate            0       6.54%           0           0           0       5.85%       6.51%
Other Earning Assets
  Fixed Rates                        0           0           0           0           0           0           0            0
    Average Interest Rates           0           0           0           0           0           0           0
  Floating Rates                55,000           0           0           0           0       6,916      61,916       61,916
    Average Interest Rates       5.25%           0           0           0           0       5.10%       5.23%
Total Financial Assets        $548,513    $103,103    $ 87,676    $ 62,885    $ 58,877    $ 98,912    $959,966      973,898
    Average Interest Rates       8.13%       7.69%       8.62%       8.70%       8.62%       7.24%       8.10%

Deposits(4)
  Fixed Rate Deposits         $353,233    $ 44,407    $ 10,703    $  3,439    $  1,444    $      0    $413,226      414,607
    Average Interest Rates       5.18%       5.55%       5.44%       5.57%       5.50%           0       5.23%
  Floating Rate Deposits       271,248           0           0           0           0           0     271,248      271,248
    Average Interest Rates       2.16%           0           0           0           0           0       2.16%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  315         324         333         343         352       3,480       5,147        5,056
    Average Interest Rate        6.01%       6.01%       6.00%       6.00%       6.00%       6.00%       6.00%
  Floating Rate Debt            49,175           0           0           0           0           0      49,175       49,175
    Average Interest Rate        5.33%           0           0           0           0           0       5.33%
Total Financial Liabilities   $673,971    $ 44,731    $ 11,036    $  3,782    $  1,796   $   3,480    $738,796     $743,086
    Average interest Rate        3.98%       5.55%       5.46%       5.61%       5.60%       6.00%       4.12%

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

PART II.  OTHER INFORMATION

ITEMS 1-4

Not applicable

ITEM 5.  OTHER INFORMATION

On August 27, 1998, the Company entered into a definitive purchase and assumption agreement with First Union National Bank ("First Union") to acquire eight of First Union's branch facilities which includes deposits. The Company agreed to pay a goodwill of approximately $19.2 million, to assume approximately $218 million in deposits and acquire certain real estate. The transaction will be completed before year-end.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

(3b) Amended and Restated Bylaws of Capital City Bank Group, Inc.

27   Financial Data Schedule

(B)  Reports on Form 8-K

On September 10, 1998, the Company filed a Form 8-K to report on August 27, 1998, it entered into a definitive purchase and assumption agreement with First Union National Bank to acquire eight branch offices including deposits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 16, 1998