Form 10-K
period 1998-12-31
CAPITAL CITY BANK GROUP INC
filed 1999-03-30
CIK 726601

Form 10-K

                Securities and Exchange Commission
                      Washington, D.C. 20549

         Annual Report Pursuant to Section 13 or 15 (d) of
                          the Securities
                           Exchange Act
                             Of 1934

            For the Fiscal Year Ended December 31, 1998

                  Commission File Number 0-13358

                   CAPITAL CITY BANK GROUP, INC.
               Incorporated in the State of Florida

         I.R.S. Employer Identification Number 59-2273542

   Address: 217 North Monroe Street, Tallahassee, Florida  32301

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of March 1, 1999, there were issued and outstanding 8,862,038 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities
Dealers Automated Quotation ("Nasdaq") National
Market under the symbol "CCBG." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq on March 1, 1999, was $81.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 1998 ON FORM 10-K

TABLE OF CONTENTS

PART I
PAGE

Item 1.   Business                                                       3
Item 2.   Properties                                                    16
Item 3.   Legal Proceedings                                             16
Item 4.   Submission of Matters to a Vote ofSecurity Holders            16

PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                           16
Item 6.   Selected Financial Data                                       18
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk     45
Item 8.   Financial Statements and Supplementary Data                   47
Item 9.   Changes in and Disagreement with Accountants on Accounting
          and Financial Disclosure                                      73

PART III

Item 10.  Directors and Executive Officers of the Registrant            73
Item 11.  Executive Compensation                                        73
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    73
Item 13.  Certain Relationships and Related Transactions                73

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      73

PART I

Item 1.  Business

General

Capital City Bank Group, Inc. ("CCBG" or "Company"), is a bank holding company registered under the Bank
Holding Company Act of 1956, as amended.  At
December 31, 1998, the Company had consolidated total assets of $1.3 billion and shareowners' equity of $111.7 million. Its principal asset is the capital stock of Capital City Bank (the "Bank" or
"CCB"). The Bank accounted for approximately 99.9% of the consolidated assets at December 31, 1998 and approximately 100% of consolidated net income of the Company for the year ended December 31, 1998. In addition to its banking subsidiary, the Company has four other indirect subsidiaries, Capital City Trust
Company, Capital City Securities, Inc., Capital City
Mortgage Company (inactive) and Capital City
Services Company, all of which are wholly-owned subsidiaries of Capital City Bank.

On February 12, 1999, the Company entered into a definitive agreement to acquire Grady Holding
Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The
Company will issue 21.50 shares for each of the 60,910 shares of First National Bank of Grady
County. The closing is scheduled for the second quarter of 1999 and the transaction will be accounted for as a pooling-of-interests.

On December 4, 1998, the Company completed its purchase and assumption transaction with First Union
National Bank ("First Union") and acquired eight of First Union's branch offices which included deposits. The Company paid a deposit premium of $16.9 million, and assumed $219 million in deposits and acquired certain real estate. The deposit premium is being amortized over ten years.

On January 31, 1998, the Company completed its purchase and assumption transaction with First
Federal Savings & Loan Association of Lakeland,
Florida ("First Federal-Florida") and acquired five of First Federal-Florida's branch offices which included loans and deposits. The Company paid a deposit premium of $3.6 million, or 6.33%, and assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of Capital City Bank.
The deposit premium is being amortized over fifteen years.

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

The Company had a total of 633 (full-time equivalent) employees at March 1, 1999. Page 18 contains other financial and statistical information about the Company.

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

Data Processing Services

Capital City Services Company provides data processing services to financial institutions
(including CCB), government agencies and commercial customers located throughout North Florida and South
Georgia. As of March 1, 1999, the services company is providing computer services to correspondent banks which have relationships with Capital City
Bank.

Trust Services

Capital City Trust Company is the investment management arm of Capital City Bank. The Trust
Company provides asset management for individuals through agency, personal trust and IRA accounts personal investment management. Pension, profit sharing and 401(k) Plans administration are significant product lines. Associations, endowments and other non-profit entities hire the Trust Company to manage their long-term investment portfolios.
Individuals requiring the services of a trustee, personal representative, or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $261 million as of December 31, 1998, with total assets under administration exceeding $305 million.

Brokerage Services

The Company offers access to retail investment products through Capital City Securities, Inc., a wholly-owned subsidiary of Capital City Bank. These products are offered through FSC Securities
Corporation, a registered Broker/Dealer, member NASD and SIPC. Insurance products are provided by FSC
Agency, Inc. Non-deposit investment and insurance products are: not FDIC insured, not bank guaranteed, and may lose value. Capital City Securities, Inc.'s brokers are licensed through FSC Securities
Corporation and FSC Agency, Inc., and offer a full line of retail securities products, including U.S.
Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts and annuities.
Capital City Bank Group and its subsidiaries are not affiliated with FSC Securities Corporation or FSC
Agency, Inc.

Competition

The banking business in Florida is rapidly changing and CCBG and its subsidiaries operate in a highly competitive environment, especially with respect to services and pricing. Recent consolidation of the industry significantly alters the competitive environment within the State of Florida and, management believes, further enhances the Company's competitive position and opportunities in many of its markets. CCBG's primary market area is seventeen counties in North Florida. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon County. Capital City Bank's Leon
County deposits totaled $462 million, or 39.8%, of the Company's consolidated deposits at December 31, 1998.

The following table depicts CCB's market share percentage within each respective county, based on total commercial bank deposits within the county.

                                             Market Share
                                          as of September 30(1)
                                      1998       1997       1996
Capital City Bank:
  Bradford County(3)                 53.3%        --         --
  Citrus County                       4.3%       4.4%       4.4%
  Clay County(3)                      5.8%        --         --
  Dixie County(2)                    15.7%        --         --
  Gadsden County                     28.0%      29.8%      27.5%
  Gilchrist County                   50.5%      45.1%      47.4%
  Gulf County(3)                     48.6%        --         --
  Hernando County                     2.0%       2.0%       2.0%
  Jefferson County                   27.1%      28.2%      27.3%
  Leon County                        23.4%      22.8%      23.9%
  Levy County                        37.7%      25.6%      27.9%
  Madison County                     20.6%      22.6%      28.5%
  Pasco County                        1.2%       1.3%       1.5%
  Putnam County(3)                   30.3%        --         --
  Suwannee County                    18.7%      16.6%      16.2%
  Taylor County                      32.7%      36.0%      43.3%
  Washington County(3)               30.0%        --         --

(1)  Obtained from the September 30 Office Level
     Report published by the Florida Bankers Association for each year.

(2)  Entered the market in January 1998.

(3)  Entered the market in December 1998

The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 1998.

                      Number of         Number of Commercial
County            Commercial Banks          Bank Offices

Bradford                   3                      5
Citrus                    10                     38
Clay                       7                     24
Dixie                      3                      4
Gadsden                    4                      9
Gilchrist                  2                      4
Gulf                       2                      4
Hernando                  11                     36
Jefferson                  2                      2
Leon                      13                     69
Levy                       4                     13
Madison                    4                      5
Pasco                     14                     85
Putnam                     6                     11
Suwannee                   4                      6
Taylor                     3                      5
Washington                 3                      3

Supervision and Regulation

The Company and the Bank must comply with state and federal banking laws and regulations that control virtually all aspects of operations. These laws and regulations generally aim to protect depositors, not shareholders. Particular references to statutes or regulations in this document qualify and supersede any summaries or descriptions of the particular statues or regulations. Any changes in applicable laws or regulations may materially affect the business and prospects of the Company. Such legislative changes or changes in regulator policies may also affect the operations of the Company and the Bank. The Company cannot predict the nature or extent of effects on business or earnings caused by future fiscal or monetary policies, economic control or new federal or state legislation.

The Company

General

As a result of its ownership of the Bank, the Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and is regulated by the Board of Governors of the Federal Reserve System ("FRB").
Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require.

The Bank Holding Company Act of 1956

Permitted Activities. The BHCA limits the Company's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects.
Possible benefits include greater convenience, increased competition and gains in efficiency.
Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.
The FRB has determined the following activities, among others, to be permissible for bank holding companies:

      Factoring accounts receivable;
      Acquiring or servicing loans;
      Leasing personal property;
      Conducting discount securities brokerage activities;
      Performing certain data processing services;
      Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions; and
      Performing certain insurance underwriting activities.

There are no territorial limitations on permissible non-banking activities of bank holding companies.
Despite prior approval, the FRB may order a holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the FRB has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control. In addition, and subject to certain exceptions, the BHCA and the Change in Bank
Control Act, together with regulations thereunder, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. A conclusive presumption of control exists if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. A rebuttable presumption of control exists if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

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

Tying. The BHCA also prohibits bank holding companies and their affiliates from tying the provision of certain services, such as extending credit, to other services offered by the bank holding company or its affiliates.

Capital; Dividends; Source of Strength. The FRB imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations."
Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below under "The Bank - Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Financial Institutions Reform, Recovery and
Enforcement Act of 1989

The Financial Institutions Reform, Recovery and
Enforcement Act of 1989 ("FIRREA") was enacted in August 1989. FIRREA contains major regulatory reforms which include stronger civil and criminal enforcement provisions applicable to all financial institutions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies, and removes all interstate barriers on these bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries.

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

FIRREA further requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of the appointment of any proposed director or senior executive officer if the institution (i) has been chartered less than two years; (ii) has undergone a change in control within the preceding two years; or
(iii) is not in compliance with the minimum capital requirements or otherwise is in a "troubled condition." The regulator would have the opportunity to disapprove any such appointment.

Economic Growth and Regulatory Paperwork Reduction
Act of 1996

The enactment of the Economic Growth and Regulatory
Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital.
This prior notice requirement also applies to commencing a non-banking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

The Bank

General

The Bank is a banking institution which is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the FDBF.
The Bank is a member bank of the Federal Reserve
System and its operations are also subject to broad federal regulation and oversight by the FRB. The deposit accounts of the Bank are insured by the FDIC which gives the FDIC certain enforcement powers over the Bank. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

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

Dividends

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

Insurance of Accounts and Other Assessments

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

On September 30, 1996, the Deposit Insurance Funds
Act of 1996 ("DIFA") was enacted and signed into law. DIFA was intended to reduce the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. To accomplish this reduction, DIFA provided for a special one-time assessment imposed on deposits insured by SAIF to recapitalize SAIF and bring it up to statutory required levels. This one-time assessment accrued in the third quarter of 1996. As a result, since early 1997, both BIF and SAIF deposits have been assessed at the same rate of 0 to 27 basis points depending on risk classification.

Effective January 1, 1997, DIFA also separated from the SAIF assessments the Financing Corporation
("FICO") assessments which service the interest on its bond obligations. According to the FDIC's risk-related assessment rate schedules, the amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged as specified in DIFA or until January 1, 2000, whichever occurs first.

Transactions With Affiliates

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

With respect to any Covered Transaction, the term
"affiliate" includes any company that controls or is controlled by a company that controls the Bank, a bank or savings association subsidiary of the Bank, any persons who own, control or vote more than 25% of any class of stock of the Bank or the Company and any persons who the Board of Directors determines exercises a controlling influence over the management of the Bank or the Company. The term
"affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. Such transactions between the Bank and its respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transac tions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness.

Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered
Transactions, as well as the sale of assets, the payment of money or the provision of services by the Bank to an affiliate, must be on terms and condi tions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. A Covered
Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. On May 3, 1995, the federal banking agencies issued final regulations which change the manner in which the regulators measure a bank's compliance with the CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities;
for example, CRA performance may be considered in approving proposed bank acquisitions.

Capital Regulations

The FRB has adopted capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. Bank holding companies and their subsidiary state-chartered member banks must comply with the FRB's risk-based capital guidelines.
The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The federal bank regulatory authorities have also adopted regulations which supplement the risk-based guideline. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the "leverage ratio"). The FRB permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital, asset quality, management, earnings, liquidity, and interest rate sensitivity.

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

Interstate Banking and Branching

The BHCA was amended in September 1994 by the Riegle-
Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The
Interstate Banking Act provides that, effective
September 29, 1995, adequately capitalized and managed bank holding companies were permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted as of the effective date.
States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

The Interstate Banking Act also provides that as of June 1, 1997, adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states. States were permitted to enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

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

Year 2000 Guidelines

The Federal Financial Institutions Examination
Counsel ("FFIEC"), which is composed of federal bank regulatory authorities including the FDIC and the FRB, has issued supervisory guidelines on how banks must achieve Year 2000 compliance. Although federal bank regulatory authorities have not issued official regulations regarding the Year 2000 problem, if a bank fails to meet the FFIEC's Year 2000 guidelines, regulators may require the bank to submit an acceptable compliance plan. If an insured member bank consistently fails to satisfy the Year 2000 guidelines, either the FRB or FDIC may take corrective action based on their authority to maintain the safety and soundness of bank activities. The Company and the Bank have taken steps to comply with the FFIEC's Year 2000 guidelines. See "Item 7 - Year 2000 Compliance."

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

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in
Tallahassee, Florida. The Company's executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General
Partnership in which several directors and officers have an interest. Lease payments during 1998 totaled approximately $65,000.

As of March 1, 1999 the Company had forty-four banking locations. Of the forty-four locations, the Company leases either the land or buildings (or both) at six locations and owns the land and buildings at the remaining thirty-eight.

Item 3.  Legal Proceedings

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable


PART II

Item 5.  Market for the Registrant's Common Equity and
Related Shareowner Matters

The Company's common stock trades on the Nasdaq
National Market under the symbol "CCBG".  "The
Nasdaq National Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the security industry, investors and issuers. The Nasdaq National Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities
Dealers, Inc.

The following table presents the range of high and
low closing sales prices reported on the Nasdaq
National Market and cash dividends declared for each
quarter during the past two years.  The Company had
a total of 1,294 shareowners of record at March 1, 1999.
                                     1998 (1)(2)                    1997 (1)(2)
                       Fourth  Third   Second  First    Fourth  Third   Second  First
                         Qtr.    Qtr.    Qtr.   Qtr.     Qtr.    Qtr.    Qtr.   Qtr.
Common stock price:
  High                 $31.00  $33.13  $32.67  $32.67   $27.33  $23.50  $21.50  $21.33
  Low                   24.13   19.00   29.75   29.25    23.00   20.83   19.33   14.00
  Close                 27.63   29.13   31.38   31.67    27.00   23.17   20.83   20.17
Cash dividends
  declared per share      .12     .11     .11     .11      .11     .10     .10     .10

Future payment of dividends will be subject to determination and declaration by the Board of Directors.

(1) All share and per share information have been adjusted to reflect a three-for-two stock split effective June 1, 1998.

(2) Prior to February 3, 1997, there was not an established trading market for the common stock of the Company.

Item 6.  Selected Financial & Other Data
(Dollars in Thousands, Except Per ShareData)(1)
                                        For the Years Ended December 31,
                             1998        1997        1996       1995       1994
Interest Income         $   79,253   $  75,664   $  66,171   $  54,477   $  47,891
Net Interest Income         47,911      46,524      40,752      33,989      33,166
Provision for Loan Losses    2,160       1,788       1,463         293       1,246
Net Income                  13,188      12,438      11,360       9,522       8,825

Per Common Share:
  Basic Net Income      $     1.49   $    1.43   $    1.32   $    1.11   $    1.03
  Diluted Net Income          1.49        1.42        1.31        1.11        1.03
  Cash Dividends Declared      .45         .41         .37         .33         .30
  Book Value                 12.62       11.45       10.33        9.48        8.48

Based on Net Income:
  Return on Average Assets    1.23%       1.24%       1.25%       1.25%       1.18%
  Return on Average Equity   12.42       13.15       13.48       12.32       12.51
  Dividend Payout Ratio      30.20       28.75       28.03       29.94       29.34

Averages for the Year:
  Loans, Net of Unearned
    Interest            $  742,737   $ 692,691   $ 560,986   $ 432,313   $ 406,873
  Earning Assets           961,349     900,824     815,467     681,186     666,919
  Assets                 1,070,862   1,001,110     910,658     763,697     745,334
  Deposits                 895,039     836,862     770,492     657,384     647,254
  Long-Term Debt            15,850      17,202      10,120          71       1,144
  Shareowners' Equity      106,196      94,591      84,287      77,259      70,563

Year-End Balances:
  Loans, Net of Unearned
    Interest            $  763,667   $ 697,726   $ 672,196   $ 443,973   $ 420,804
  Earning Assets         1,180,240     898,759     905,428     716,170     645,832
  Assets                 1,329,405   1,009,673   1,021,399     813,659     742,630
  Deposits               1,160,284     834,812     866,696     699,579     648,174
  Long-Term Debt            16,329      15,896      18,072       1,982           -
  Shareowners' Equity      111,700     100,450      89,500      81,158      72,400
  Equity to Assets Ratio      8.40%       9.95%       8.76%       9.97%       9.75%

Other Data:
  Basic Average Shares
    Outstanding          8,836,828   8,721,551   8,599,197   8,599,702   8,542,476
  Shareowners of Record(2)   1,294       1,194       1,005         933         761
  Banking Locations(2)          44          37          36          30          29
  Full-Time Equivalent
    Associates(2)              633         593         573         503         489


(1) All share and per share data have been adjusted to reflect a 3-for-2 stock split effective June 1, 1998.

(2)  As of March 1st of the following year.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL REVIEW

The following analysis reviews important factors affecting the financial condition and results of operations of Capital City Bank Group, Inc., for the periods shown below. The Company, has made, and may continue to make, various forward-looking statements with respect to financial and business matters that involve numerous assumptions, risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: general and local economic conditions, competition for the Company's customers from other banking and financial institutions, government legislation and regulation, changes in interest rates, the impact of rapid growth, significant changes in the loan portfolio composition, and other risks described in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

This section provides supplemental information which should be read in conjunction with the consolidated financial statements and related notes. The
Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and
Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1998 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." The subsidiary bank is referred to as the "Bank" or "CCB".

The year-to-date averages used in this report are based on daily balances for each respective year. In certain circumstances, comparing average balances for the fourth quarter of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table 2 for annual averages and Table 14 for financial information presented on a quarterly basis.

All prior period share and per share data have been adjusted to reflect a three-for-two stock split effective June 1, 1998, and a two-for-one stock split effective April 1, 1997.

On February 12, 1999, the Company entered into a definitive agreement to acquire Grady Holding
Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The
Company will issue 21.50 shares for each of the 60,910 shares of First National Bank of Grady
County. The closing is scheduled for the second quarter of 1999 and the transaction will be accounted for as a pooling-of-interests.

On December 4, 1998, the Company completed its purchase and assumption transaction with First Union
National Bank ("First Union") and acquired eight of First Union's branch offices which included deposits. The Company paid a deposit premium of $16.9 million, and assumed $219 million in deposits and acquired certain real estate. The deposit premium is being amortized over ten years. Average balances and earnings of the Company for 1998 were not significantly impacted by the acquisition.

On January 31, 1998, the Company completed its purchase and assumption transaction with First
Federal Savings & Loan Association of Lakeland,
Florida ("First Federal-Florida") and acquired five of First Federal-Florida's branch offices which included loans and deposits. The Company paid a premium of $3.6 million, or 6.33%, and assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of Capital City Bank. The premium is being amortized over fifteen years.

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

The bank is headquartered in Tallahassee and, as of December 31, 1998, had forty-four offices covering seventeen counties.

EARNINGS ANALYSIS

In 1998, the Company's earnings were $13.2 million,
or $1.49 per basic share,   This compares to
earnings of $12.4 million, or $1.43 per basic share, in 1997, and $11.4 million, or $1.32 per basic share, in 1996. The Company's diluted per share earnings were $1.49 in 1998, $1.42 in 1997 and $1.31 in 1996, respectively.

On a per diluted share basis, earnings increased
4.9% in 1998 versus 8.4% in 1997. Growth in operating revenues (defined as net interest income plus noninterest income) of $4.5 million, or 7.0%, was the most significant factor contributing to increased earnings in 1998. This and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)(1)

                                            For the Years Ended December 31,
                                              1998       1997        1996
Interest Income                             $79,253    $75,664     $66,171
Taxable Equivalent Adjustments                1,449      1,610       1,771
Total Interest Income (FTE)                  80,702     77,274      67,942
Interest Expense                             31,342     29,140      25,419
Net Interest Income (FTE)                    49,360     48,134      42,523
Provision for Loan Losses                     2,160      1,788       1,463
Taxable Equivalent Adjustments                1,449      1,610       1,771
Net Interest Income After Provision
   for Loan Losses                           45,751     44,736      39,289
Noninterest Income                           21,751     18,591      16,316
Noninterest Expense                          47,309     44,765      39,255
Income Before Income Taxes                   20,193     18,562      16,350
Income Taxes                                  7,005      6,124       4,990
Net Income                                  $13,188    $12,438     $11,360
Basic Net Income Per Share                  $  1.49    $  1.43     $  1.32
Diluted Net Income Per Share                $  1.49    $  1.42     $  1.31

(1) All share and per share data have been adjusted to reflect a 3-for-2 stock split effective June 1, 1998.


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

In 1998, taxable-equivalent net interest income increased $1.2 million, or 2.5%. This follows an increase of $5.6 million, or 13.2% in 1997, and $6.9 million, or 19.5%, in 1996. Taxable equivalent net interest income during 1998 is attributable to growth in earning assets. The favorable impact of asset growth was partially offset by declining yields reflecting the overall decline in general interest rates.

Table 2
AVERAGE BALANCES AND INTEREST RATES(Taxable Equivalent Basis - Dollars in Thousands)
                                                    1998                          1997                             1996
                                         Average             Average   Average              Average   Average              Average
                                         Balance   Interest   Rate     Balance   Interest    Rate     Balance    Interest   Rate
Assets:
 Loans, Net of Unearned Interest(1)(2)$  742,737   $67,680    9.11%  $  692,691   $64,153    9.26%    $560,986    $51,999    9.27%
 Taxable Investment Securities            91,657     5,449    5.95      110,947     6,959    6.27      138,982      8,648    6.22
 Tax-Exempt Investment Securities(2)      64,657     4,231    6.54       68,948     4,634    6.72       73,857      5,106    6.91
 Funds Sold                               62,298     3,342    5.37       28,238     1,528    5.41       41,642      2,189    5.26
    Total Earning Assets                 961,349    80,702    8.39      900,824    77,274    8.58      815,467     67,942    8.33

 Cash & Due From Banks                    50,433                         48,654                         50,302
 Allowance For Loan Losses                (8,673)                        (8,396)                        (7,374)
 Other Assets                             67,753                         60,028                         52,263
    TOTAL ASSETS                      $1,070,862                     $1,001,110                       $910,658

Liabilities:
 NOW Accounts                         $  107,690   $ 1,996    1.85%  $  104,190   $ 1,765    1.69%    $102,453    $ 1,877    1.83%
 Money Market Accounts                    82,521     2,468    2.99       80,435     2,407    2.99       85,256      2,523    2.96
 Savings Accounts                         91,382     1,952    2.14       85,503     1,718    2.01       86,437      1,813    2.10
 Other Time Deposits                     415,716    21,932    5.28      382,398    20,105    5.26      325,453     16,867    5.18
    Total Interest Bearing Deposits      697,309    28,348    4.07      652,526    25,995    3.98      599,599     23,080    3.85
 Funds Purchased                          37,794     1,841    4.87       31,518     1,659    5.26       25,181      1,229    4.88
 Other Short-Term Borrowings               1,190        62    5.23        5,976       315    5.27        7,016        422    6.01
 Long-Term Debt                           15,850     1,091    6.89       17,202     1,171    6.81       10,120        688    6.80
    Total Interest Bearing Liabilities   752,143    31,342    4.17      707,222    29,140    4.12      641,916     25,419    3.96
 Noninterest Bearing Deposits            197,730                        184,336                        170,893
Other Liabilities                         14,793                         14,961                         13,562
    TOTAL LIABILITIES                    964,666                        906,519                        826,371

Shareowners' Equity:
 Common Stock                                 88                             87                             87
 Additional Paid-In Capital                8,003                          5,794                          4,788
 Retained Earnings                        98,105                         88,710                         79,412
    TOTAL SHAREOWNERS' EQUITY            106,196                         94,591                         84,287
    TOTAL LIABILITIES AND
      SHAREOWNERS' EQUITY             $1,070,862                     $1,001,110                       $910,658
Interest Rate Spread                                          4.22%                          4.46%                             4.37%
Net Interest Income                                $49,360                          $48,134                          $42,523
Net Interest Margin(3)                                        5.13%                          5.34%                             5.21%

(1)  Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $2,856,000, $2,913,000 and $2,241,000 in 1998, 1997, and
     1996, respectively.
(2)  Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.
(3)  Tax-equivalent net interest income divided by earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)
(Taxable Equivalent Basis - Dollars in Thousands)

                                             1998 Changes from 1997                1997 Changes from 1996
                                                           Due To                               Due To
                                                           Average                              Average
                                          Total      Volume        Rate          Total    Volume        Rate
EARNING ASSETS:
  Loans, Net of Unearned Interest(2)      $3,527      $4,634     $(1,107)        $12,154     $12,209     $  (55)
  Investment Securities
    Taxable                              (1,510)     (1,209)       (301)          (1,689)     (1,744)        55
    Tax-Exempt                             (403)       (288)       (115)            (472)       (339)      (133)
  Funds Sold                              1,814       1,843         (29)            (661)       (705)        44

Total                                     3,428       4,980      (1,552)           9,332       9,421        (89)

Interest Bearing Liabilities:
  NOW Accounts                              231          59         172             (111)         32       (143)
  Money Market Accounts                      61          62          (1)            (116)       (143)        27
  Savings Accounts                          234         118         116              (95)        (20)       (75)
  Other Time Deposits                     1,827       1,753          74            3,238       2,950        288
  Funds Purchased                           182         330        (148)             430         309        121
  Other Short-Term Borrowings              (253)       (252)         (1)            (107)        (63)       (44)
  Long-Term Debt                            (80)        (92)         12              482         482          0
Total                                     2,202       1,978         224            3,721       3,547        174

Changes in Net Interest Income           $1,226      $3,002     $(1,776)         $ 5,611     $ 5,874     $ (263)

(1)  This table shows the change in net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities.  Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

For the year 1998, taxable equivalent interest income increased $3.4 million, or 4.4%, over 1997, compared to an increase of $9.3 million, or 13.7%, in 1997 over 1996. The Company's taxable equivalent yield on average earning assets of 8.39% represents a 19 basis point decrease from 1997, compared to a 25 basis point improvement in 1997 over 1996. During 1998, interest income was positively impacted by loan growth and the acquisition of First Federal-Florida. This was partially offset by lower yields on earning assets resulting from the decline in interest rates and increased competition. The loan portfolio, which is the largest and highest yielding component of earning assets, decreased from 77.9% in the fourth quarter of 1997 to 73.3% in the comparable quarter of 1998, reflecting the acquisition of $219 million in deposits from First Union.

Interest expense increased $2.2 million, or 7.6%, over 1997, compared to an increase of $3.7 million, or 14.6%, in 1997 over 1996. The higher level of interest expense in 1998 is attributable to the acquisition of First Federal-Florida. The average rate paid on interest-bearing liabilities was 4.17% in 1998, compared to 4.12% and 3.96%, in 1997 and 1996, respectively. The increase in the average rate during 1998 is a direct result of the mix of deposits acquired from First Federal-Florida and the introduction of a higher yielding money market account. Certificates of deposit represent a higher cost deposit product to the Company. Based on averages, certificates as a percent of total deposits increased to 46.4% in 1998, compared to 45.7% in 1997, and 42.2% in 1996.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased twenty-four basis points in 1998 and increased nine basis points in 1997. The decrease in 1998 is attributable to the lower yield on earning assets resulting from the lower rate environment. The increase in 1997 was attributable to the higher yield on earning assets, which was driven by a more favorable mix of earning assets.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.13% in 1998, compared to 5.34% in 1997 and 5.21% in 1996. In 1998, narrowing margins on the Company's incremental growth resulted in the decline in the margin to 5.13%, or 21 basis points.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition."

Provision for Loan Losses

The provision for loan losses was $2.2 million in 1998 versus $1.8 million in 1997 and $1.5 million in 1996. The provision approximates total net charge-offs for 1998 and 1997. The Company's credit quality measures declined slightly with a nonperforming assets ratio of .80% compared to .41%
at year-end 1997, and a net charge-off ratio of .27% versus .24% in 1997.

At December 31, 1998, the allowance for loan losses totaled $8.5 million compared to $8.3 million in 1997. At year-end 1998, the allowance represented
1.11% of total loans and 182% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled
"Financial Condition" for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                         1998      1997      1996
Provision for Loan Losses as a
  Multiple of Net Charge-offs             1.1x     1.1x      1.0x
Pre-tax Income Plus Provision
  for Loan Losses as a Multiple
  of Net Charge-offs                     11.0x    12.4x     11.7x

Noninterest Income

In 1998, noninterest income increased $3.2 million, or 17.0%, and represented 30.6% of operating income, compared to $2.3 million, or 13.9% and 28.6%, respectively, in 1997. The increase in the level of noninterest income is attributable to all major categories with the exception of service charges.
Factors affecting noninterest income are discussed below.

Service charges on deposit accounts decreased
$134,000, or 1.6%, in 1998, compared to an increase of $470,000, or 6.1%, in 1997. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The decrease in 1998 is primarily attributable to higher compensating balances and an increase in charged-off deposit accounts. Fees were increased during the fourth quarter of 1998, and will favorably impact service charge income in 1999.

Data processing revenues increased $363,000, or 11.1%, in 1998 versus an increase of $191,000, or 6.4%, in 1997. The data processing center provides computer services to both financial and non-financial clients in North Florida and South
Georgia. In recent years, revenue gains have been attributable to growth in processing for both financial and non-financial clients. In 1998, processing revenues for non-financial entities represented approximately 48% of the total processing revenues, down from 51% in 1997, reflecting growth in processing revenues for financial entities and a decline in revenues for non-financial entities. In 1998, the Company changed its method of income recognition on data processing revenues from the cash to the accrual method. This resulted in a one-time adjustment which increased revenues by $225,000.

In 1998, trust fees increased $559,000, or 46.5%, compared to $38,000, or 3.3% in 1997. Increases in both years were attributable to growth in assets under management. At year-end 1998, assets under management totaled $261.2 million, reflecting growth of $75.5 million, or 40.6%. For the comparable period in 1997, assets under management totaled
$185.7 million, reflecting growth of $54.4 million or 41.4%.

Other noninterest income increased $2.3 million, or 37.3%, in 1998 versus an increase of $1.6 million, or 36.6% in 1997. The increase in 1998 was attributable to ATM fees, brokerage revenues, interchange commission fees and gains on the sale of real estate loans. The Company realized gains on the sale of real estate loans totaling approximately
$1.5 million in 1998 compared to $803,000 in 1997.
Interchange commission fees increased $383,000, or 61.7% from 1997. The increase in other noninterest income in 1997 was attributable to ATM fees, gains recognized on the sale of real estate loans and gains on the sale of bank assets.

Noninterest income as a percent of average assets was 2.03% in 1998 compared to 1.86% in 1997 and 1.79% in 1996.

Noninterest Expense

Noninterest expense for 1998 was $47.3 million, an increase of $2.5 million, or 5.7%, over 1997, compared with an increase of $5.5 million, or 14.0%, in 1997 over 1996. Factors impacting the Company's noninterest expense during 1998 and 1997 are discussed below.

The Company's aggregate compensation expense in 1998 totaled $24.7 million, an increase of $723,000, or 3.0%,over 1997. Salaries increased $1.5 million due to normal raises and additions to staff. In addition to acquisitions, the Company added staff to capitalize on competitive opportunities arising as a result of mergers of other commercial banks within its market. Offsetting the increase in salaries were reductions in pension expense and stock incentives. In 1997, total compensation increased
$3.0 million, or 14.2%, over 1996. Salaries increased $2.3 million due to normal raises, the full-year impact of First Financial associates and a $317,000 charge associated with restructuring.
Additionally, a 93% increase in the Company's stock price contributed to a $460,000, or 62.1%, increase in stock compensation covered under the Company's
Associate Incentive Plan.

Occupancy expense (including furniture, fixtures & equipment) increased by $526,000, or 6.7%, in 1998, compared to $914,000, or 13.2%, in 1997. The increase in 1998 was attributable to higher cost for maintenance and repair which increased $502,000, or 18.7%. The increase in 1997 was attributable to higher depreciation and other FF&E expense.
Offsetting these increases in 1997 was a reduction in maintenance and repairs.

Other noninterest expense increased $1.3 million and $1.6 million in 1998 and 1997, or 10.1% and 14.3%, respectively. The increase in 1998 was attributable to: (1) an increase in amortization expense of approximately $335,000 due to the acquisitions of First Federal-Florida and First Union offices; (2) an increase in advertising costs of $463,000 due to greater product and market development; and (3) an increase in printing and supplies costs of $143,000.
The increase in 1997 was attributable to: (1) an increase in amortization expense of approximately
$300,000 due to the acquisition of First Financial offices; (2) a one-time restructuring charge of $338,000 incurred by the Company to consolidate its three remaining subsidiary banks into Capital City
Bank; (3) an increase in advertising expense of $180,000 due to the Company's enhanced focus on promoting products and the acquisition of First
Financial; and (4) an increase in credit card processing fees, ORE expense and other miscellaneous expenses of $259,000, $130,000 and $225,000, respectively.

Net noninterest expense ratio (defined as noninterest income minus noninterest expense as a percent of average assets) was 2.39% in 1998 compared to 2.61% in 1997 and 2.52% in 1996. The
Company's efficiency ratio (expressed as noninterest expenses, net of intangible amortization, as a percent of taxable equivalent operating revenues) was 64.8%, 64.8% (excluding restructuring charges), and 66.7% in 1998, 1997, and 1996, respectively.

Income Taxes

The consolidated provision for federal and state income taxes was $7.0 million in 1998 compared to $6.1 million in 1997 and $5.0 million in 1996. The increase in the tax provision over the last three years is primarily attributable to the higher level of taxable income.

The effective tax rate was 34.7% in 1998, 33.0% in 1997, and 30.5% in 1996. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate is primarily attributable to the decreasing level of tax-exempt income relative to pre-tax income and an increase in the statutory tax rate for income greater than $10 million. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 13.3% in 1998, 16.0% in 1997, and 20.1% in 1996.

FINANCIAL CONDITION

Average assets increased $69.8 million, or 7.0%, from $1.01 billion in 1997 to $1.07 billion in 1998.
Average earning assets increased to $961.3 million in 1998, a $60.5 million, or 6.7%, increase over 1997. Average loans increased $50.0 million, or 7.2%, and accounted for 82.7% of the total growth in average earning assets. Loan growth in 1998 was funded primarily through deposits acquired through acquisitions and maturities in the investment portfolio.

Table 2 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Local markets were generally improved during 1998.
Loan demand was steady and internal growth was spread evenly throughout the year. The First
Federal-Florida acquisition completed in the first quarter of 1998 increased the number of markets served and enhanced the Company's line of mortgage products and services. Price and product competition remained strong during 1998 and there continues to be an increased demand for fixed rate, longer-term financing. Areas that reflected stronger demand were real estate, home equity and indirect automobile lending.

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

Table 4
SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)


                                1997 to     Percentage                  Components
                                 1998        of Total            of Total Earning Assets
                                Change        Change              1998     1997     1996
Loans:
  Commercial, Financial
    and Agricultural            $  (565)        (.9)%             6.3%     6.8%     7.1%
  Real Estate - Construction      2,369         3.9               4.4      4.4      3.9
  Real Estate - Mortgage         34,279        56.6              50.9     50.5     42.8
  Consumer                       13,963        23.1              15.7     15.2     15.0
    Total Loans                  50,046        82.7              77.3     76.9     68.8

Securities:
  Taxable                       (19,290)      (31.9)              9.5     12.3     17.0
  Tax-Exempt                     (4,291)       (7.1)              6.7      7.7      9.1
    Total Securities            (23,581)      (39.0)             16.2     20.0     26.1

Funds Sold                       34,060        56.3               6.5      3.1      5.1

    Total Earning Assets        $60,525       100.0%            100.0%   100.0%   100.0%

The Company's average loan-to-deposit ratio increased from 82.8% in 1997 to 83.0% in 1998. It declined to a level of 77.7% in the fourth quarter of 1998 compared to 84.5% in the fourth quarter of 1997. This compares to an average loan-to-deposit ratio in 1996 of 72.8%. The lower average quarterly loan-to-deposit ratio reflects the assumption of deposits from First Union.

Real estate construction and mortgage loans, combined, represented 71.3% of total loans (net of unearned interest) in 1998 versus 72.0% in 1997.
See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 1998, based upon maturities. Demand loans and overdrafts are reported in the category of one year or less. As a percent of the total portfolio, loans with fixed interest rates have increased from 30.3% in 1997 to 35.4% in 1998.

Allowance for Loan Losses

Management attempts to maintain the allowance for loan losses at a level sufficient to provide for estimated losses inherent in the loan portfolio.
The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely.

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


Table 5
LOANS BY CATEGORY
(Dollars in Thousands)
                                                As of December 31,
                              1998       1997       1996       1995       1994
Commercial, Financial and
  Agricultural             $ 67,463   $ 53,888   $ 57,023   $ 46,149   $ 39,288
Real Estate - Construction   45,283     45,563     41,389     28,391     24,314
Real Estate - Mortgage      499,394    456,499    439,110    259,503    255,755
Consumer                    151,527    141,776    137,153    113,736    106,656
    Total Loans, Net of
      Unearned Interest    $763,667   $697,726   $674,675   $447,779   $426,013


Table 6
LOAN MATURITIES
(Dollars in Thousands)
                                                 Maturity Periods
                                              Over One       Over
                                One Year       Through       Five
                                Or Less      Five Years      Years       Total
Commercial, Financial and
  Agricultural                 $ 33,431       $ 30,576     $  3,456    $ 67,463
Real Estate                      77,034         50,655      416,988     544,677
Consumer                         37,755        111,977        1,795     151,527
    Total                      $148,220       $193,208     $422,239    $763,667

Loans with Fixed Rates         $ 43,648       $155,605     $ 71,308    $270,561
Loans with Floating or
  Adjustable Rates              104,572         37,603      350,931     493,106
    Total                      $148,220       $193,208     $422,239    $763,667

The allowance for loan losses at December 31, 1998 of $8.5 million compares to $8.3 million at year-end
1997. The allowance as a percent of total loans was 1.11% in 1998 versus 1.19% in 1997. There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing the allowance, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 1998, is adequate to absorb losses from loans in the portfolio as of year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the past five years. The allocation of the allowance is developed using management's best estimates based upon available information such as regulatory examinations, internal loan reviews and historical data and trends. The allocation by loan category reflects a base level allocation derived primarily by analyzing the level of problem loans, specific reserves and historical charge-off data.
Current and forecasted economic conditions, and other judgmental factors which cannot be easily quantified (e.g. concentrations), are not presumed to be included in the base level allocations, but instead are covered by the unallocated portion of the reserve. The Company faces a geographic concentration as well as a concentration in real estate lending. Both risks are cyclical in nature and must be considered in establishing the overall allowance for loan losses. Reserves in excess of the base level reserves are maintained in order to properly reserve for the losses inherent in the Company's portfolio due to these concentrations and anticipated periods of economic difficulties. As part of its Year 2000 contingency plan (discussed on page 42), the Company has reviewed its significant borrowers and allocated reserves to address the impact of the Year 2000 issue.


Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

                                              For the Years Ended December 31,
                                      1998      1997     1996      1995      1994
Balance at Beginning of Year         $8,322    $8,179   $6,474    $7,551    $7,594
Acquired Reserves                         -         -    1,769         -         -
Charge-Offs:
Commercial, Financial
  and Agricultural                       95       392      466       520       575
Real Estate-Construction                 15        31        -         -         -
Real Estate-Mortgage                    832       120       91       139       315
Consumer                              1,888     1,887    1,585     1,237       865
    Total Charge-Offs                 2,830     2,430    2,142     1,896     1,755

Recoveries:
Commercial, Financial
  and Agricultural                       48       340      200       157       104
Real Estate - Construction              142         -        3         -         -
Real Estate - Mortgage                  172        55        -         -        12
Consumer                                445       390      412       369       350
    Total Recoveries                    807       785      615       526       466

Net Charge-Offs                       2,023     1,645    1,527     1,370     1,289

Provision for Loan Losses             2,160     1,788    1,463       293     1,246

Balance at End of Year               $8,459    $8,322   $8,179    $6,474    $7,551

Ratio of Net Charge-Offs
  Year to Average Loans Out-Standing,
    Net of Unearned Interest           .27%      .24%     .27%      .32%      .32%

Allowance for Loan Losses as a
  Percent of Loans, Net of
  Unearned Interest,at End of Year    1.11%     1.19%    1.22%     1.46%     1.79%

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         4.18x     5.06x    5.36x     4.73x     5.86x

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

The Company's nonperforming loans increased $3.0 million, or 187.5%, from a level of $1.6 million at December 31, 1997 to $4.6 million at December 31,
1998.  During 1998, loans totaling approximately
$7.2 million were added, while loans totaling $4.2 million were removed from nonaccruing status. Of the $7.2 million added, $3.6 million was attributable to two relationships. Of the $4.2 million removed from the nonaccrual category, $1.5
million consisted of principal reductions, $1.0
million represented loans transferred to ORE, $1.0 million consisted of loans brought current and returned to an accrual status and loans refinanced, and $700,000 were charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses. A majority of the Company's charge-offs in 1998 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

                         1998              1997              1996              1995              1994
                            Percent           Percent           Percent           Percent           Percent
                            of Loans          of Loans          of Loans          of Loans          of Loans
                            in Each           in Each           in Each           in Each           in Each
                    Allow-  Category  Allow-  Category  Allow-  Category  Allow-  Category  Allow-  Category
                     ance   To Total   ance   To Total   ance   To Total   ance   To Total   ance   To Total
                    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
Commercial, Financial
and Agricultural    $1,145    8.5%    $  573     7.7%   $  524     8.5%   $  609    10.3%   $  442    9.3%
Real Estate:
  Construction         403    5.9        329     6.5       237     6.1       152     6.3       187    5.7
  Mortgage           2,293   65.3      1,790    65.3     2,841    65.1     2,484    58.0     2,938   60.0
Consumer             1,872   20.3      1,841    20.5     1,623    20.3     1,044    25.4       963   25.0
Not Allocated        2,746      -      3,789       -     2,954       -     2,185       -     3,021      -

    Total           $8,459  100.0%    $8,322   100.0%   $8,179   100.0%   $6,474   100.0%   $7,551  100.0%

Table 9
RISK ELEMENT ASSETS
(Dollars in Thousands)
                                                     As of December 31,
                                      1998      1997      1996      1995     1994
Nonaccruing Loans                    $4,431    $1,403    $2,704    $2,996    $4,278
Restructured                            195       224       262     1,686     1,694
    Total Nonperforming Loans         4,626     1,627     2,966     4,682     5,972
Other Real Estate                     1,468     1,244     1,489     1,001     1,581
    Total Nonperforming Assets       $6,094    $2,871    $4,455    $5,683    $7,553

Past Due 90 Days or More             $1,040    $  972    $  536    $  273    $  258

Nonperforming Loans to Loans,
  Net of Unearned Interest             .61%      .23%      .44%     1.05%     1.42%
Nonperforming Assets to Loans,
  Net of Unearned Interest,
  Plus Other Real Estate               .80%      .41%      .66%     1.28%     1.79%
Nonperforming Assets to Capital(1)    5.07%     2.64%     4.56%     6.49%     9.45%
Reserve to Nonperforming Loans      182.86%   511.59%   275.76%   138.27%   126.44%

(1) For computation of this percentage, "capital" refers to shareowners' equity plus the allowance for loan losses.


The majority of nonaccrual loans are collateralized with real estate. Management continually reviews these loans and believes specific reserve allocations are sufficient to cover the loss exposure associated with these loans.

Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full.
If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $354,000 higher for the year ended
December 31, 1998.

Restructured loans are those with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower.

Other real estate totaled $1.5 million at December
31, 1998 versus $1.2 million at December 31, 1997.
This category includes property owned by Capital
City Bank which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 1998, the Company added properties totaling $1.9 million (including parcels of bank premises) and partially or completely liquidated properties totaling $1.6 million, resulting in a net increase in other real estate of $300,000. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $325,000 at December 31, 1998.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded.
Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At
December 31, 1998, approximately 71.3% of the portfolio consisted of real estate loans.
Residential properties comprise approximately 69.7% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 1998, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 1998, the Company's average investment portfolio decreased $23.6 million, or 13.1%, compared to a decrease of $32.9 million, or 15.5% in 1997. As a percentage of average earning assets, the investment portfolio represented 16.3% in 1998, compared to 20.0% in 1997. During the fourth quarter of 1998, the Company purchased approximately $200.0 million in investment securities as a result of the assumption of deposits from First Union, increasing the portfolio to 29.9% of earning assets.

In 1998, average taxable investments decreased $19.3 million, or 17.4%, while tax-exempt investments decreased $4.3 million, or 6.2%. Since the enactment of the Tax Reform Act of 1986, which significantly reduced the tax benefits associated with tax-exempt investments, management has monitored the level of tax-exempt investments. The tax-exempt portfolio, as a percent of average earning assets, has declined from 18.9% in 1986 to 6.5% in 1998. Management continues to purchase
"bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position. As part of the addition to the portfolio discussed above, municipal securities, totaling approximately
$28.6 million, were purchased during the fourth quarter.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities may be classified as held-to-maturity, available-for-sale or trading. As of December 31, 1998, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, in the accumulated other comprehensive income component of shareowners' equity. At
December 31, 1998, shareowners' equity included a net unrealized gain of $593,000, compared to $567,000 at December 31, 1997. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 1998 and 1997, was 2.98 and 1.93 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 1998, was 5.73% versus 6.44% in 1997. The quality of the municipal portfolio at such date is depicted in the chart below. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 1998.

Table 10 and Note 3 in Notes to Consolidated
Financial Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.

MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)


Moody's Rating    Amortized Cost    Percentage
AAA                  $58,159          63.5%
AA-1                   2,684           2.9
AA-2                   1,831           2.0
AA-3                   2,243           2.4
AA                     1,493           1.6
A-1                    2,903           3.2
A-2                      572            .6
A                      3,197           3.5
BAA                      424            .5
Not Rated(1)          18,138          19.8
    Total            $91,644        100.0%

(1) Of the securities not rated by Moody's, $13.0 million are rated "A" or higher by S&P.


Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
(Dollar in Thousands)
                                               As of December 31, 1998
                                                                       Weighted
                                   Amortized Cost    Market Value    Average Yield(1)
U. S. GOVERNMENTS
  Due in 1 year or less               $ 26,534        $ 26,646           5.54%
  Due over 1 year thru 5 years          69,026          68,947           5.37
  Due over 5 years thru 10 years             -               -              -
  Due over 10 years                          -               -              -
    TOTAL                               95,560          95,593           5.42

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                 12,842          12,924           6.35
  Due over 1 year thru 5 years          44,259          45,067           6.37
  Due over 5 years thru 10 years        34,543          34,712           5.68
  Due over 10 years                          -               -              -
    TOTAL                               91,644          92,703           6.11

MORTGAGE-BACKED SECURITIES(2)
  Due in 1 year or less                     12              12           6.30
  Due over 1 year thru 5 years          89,122          88,901           5.81
  Due over 5 years thru 10 years           990             989           5.81
  Due over 10 years                          -               -              -
    TOTAL                               90,124          89,902           5.81

OTHER SECURITIES
  Due in 1 Year or less                 39,468          39,427           5.45
  Due over 1 year thru 5 years          30,584          30,681           5.49
  Due over 5 years thru 10 years           500             510           6.29
  Due over 10 years*                     4,106           4,106           7.03
    TOTAL                               74,658          74,724           5.56

Total Investment Securities           $351,986        $352,922           5.73%

*Federal Home Loan Bank Stock and Federal Reserve Bank Stock do not have stated maturities.

(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable-equivalent basis using a 35% tax rate.

(2)  Based on weighted average life.


AVERAGE MATURITY (In Years)
AS OF DECEMBER 31, 1998

U.S. Governments                   2.44
State and Political Subdivisions   3.47
Mortgage-Backed Securities         4.06
Other Securities                   1.74
    TOTAL                          2.98


Deposits And Funds Purchased

Average total deposits increased from $836.9 million in 1997 to $895.0 million in 1997, representing an increase of $58.1 million, or 6.9%, compared with an increase of $66.4 million, or 8.6%, in 1997. In
1998, the annual average increase is attributable to the acquisition of First Federal-Florida offices and internal growth. In 1997, the increase is attributable to the acquisition of First Financial.

In the fourth quarter of 1998, deposits averaged
$968.3 million, compared to $828.2 million for the same period in 1997. The Company continues to experience a notable increase in competition for deposits, in terms of both rate and product. The
Company introduced CashPower, a higher yielding money market product in the fourth quarter of 1998.
The new CashPower product represents 29.3% of the money market balance at year end 1998.

As of year-end 1998, deposits totaled $1.2 billion, an increase of $325 million over the year-end 1997.
This increase primarily reflects growth through acquisitions (approximately $275 million) and the introduction of the CashPower account.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years.
Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average funds purchased, which include federal funds purchased and securities sold under agreements to repurchase, increased $6.3 million, or 19.9%. See
Note 8 in the Notes to Consolidated Financial
Statements for further information.


Table 11
SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)
                         1997 to     Percentage
                          1998        of Total      Components of Total Deposits
                         Change        Change        1998       1997       1996
Noninterest Bearing
  Deposits              $13,394         23.0%        22.1%      22.0%      22.2%
NOW Accounts              3,500          6.0         12.0       12.5       13.3
Money Market Accounts     2,086          3.6          9.2        9.6       11.1
Savings                   5,879         10.1         10.2       10.2       11.2
Other Time Deposits      33,318         57.3         46.5       45.7       42.2
    Total Deposits      $58,177        100.0%       100.0%     100.0%     100.0%

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)

                                              December 31, 1998
                                Time Certificates of Deposit     Percent
Three months or less                  $ 42,661                    41.1%
Over three through six months           22,570                    21.8
Over six through twelve months          27,484                    26.5
Over twelve months                      11,076                    10.6
    Total                             $103,791                   100.0%


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

As of December 31, 1998, the Company had a $25.0 million credit facility under which $17 million was currently available. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November
2001. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years.
The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the lenders' Cost of Funds rate ("COF"), plus or minus increments thereof. The
LIBOR or COF rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. On July 1, 1996, the Company borrowed $15.0 million in connection with the acquisition of First
Financial. In 1998, the Company reduced the amount of debt to $8.0 million. The average interest rate during 1998 was 7.11%.

The Company's credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. Based on the Company's current financial condition, these limitations and/or regulations do not impair the Company's ability to meet its cash obligations or limit the Company's ability to pay future dividends on its common stock at current payout rate.

At December 31, 1998, the Company had $8.0 million in long-term debt outstanding to the Federal Home
Loan Bank of Atlanta. The debt consists of six loans. The interest rates are fixed and the weighted average rate at December 31, 1998 was 6.00%. Required annual principal reductions approximate $541,000, with the remaining balances due at maturity ranging from 2005 to 2018. The debt was used to match-fund selected lending activities and is secured investment securities and by first mortgage residential real estate loans which are included in the Company's loan portfolio. See Note 9 in the Notes to Consolidated Financial Statements for additional information as to the Company's long-term debt.

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1998, the Company had
$243.2 million in commitments to extend credit and $2.0 million in standby letters of credit.
Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments.
If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures will approximate $6.0 to $7.0 million over the next twelve months. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareowners' equity as of December 31, for each of the last three years is presented below.

Shareowners' Equity
(Dollars in Thousands)
                                        1998       1997       1996
Common Stock                        $     88    $     87    $    87
Additional Paid-in Capital             8,524       6,508      4,905
Retained Earnings                    102,495      93,288     84,426
  Subtotal                           111,107      99,883     89,418
Accumulated Other Comprehensive
  Income, Net of Tax                     593         567         82
Total Shareowners' Equity           $111,700    $100,450    $89,500

The Company continues to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 8.40%, 9.95% and 8.76%, in 1998, 1997 and 1996, respectively. The lower capital ratio in 1998 compared to 1997 reflects the acquisitions of First Federal-Florida and First
Union offices. Both acquisitions were accounted for as a purchase.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. Capital City Bank
Group, Inc., exceeded these capital guidelines, with a total risk-based capital ratio of 10.18% and a Tier 1 ratio of 9.24%, compared to 15.10% and 13.86%, respectively, in 1997.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans.
On December 31, 1998, the Company had a leverage ratio of 6.24% compared to 9.19% in 1997. See Note
13 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

Dividends declared and paid totaled $.45 per share in 1998. During the fourth quarter of 1998 the quarterly dividend was raised nine percent from $.11 per share to $.12 per share. The Company declared dividends of $.41 per share in 1997 and $.37 per share in 1996. The dividend payout ratio was 30.2%, 28.8%, and 28.0% for 1998, 1997 and 1996, respectively. Dividends declared per share in 1998 represented a 9.76% increase over 1997.

At December 31, 1998, the Company's common stock had a book value of $12.62 per share compared to $11.45 in 1997. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At
December 31, 1998, the net unrealized gain was $593,000. At December 31, 1997, the Company had a net unrealized gain of $567,000 and thus the net impact on equity for the year was an increase in book value of $26,000.

The Company began a stock repurchase plan in 1989, which remains in effect and provides for the repurchase of up to 900,000 shares. As of December
31, 1998, the Company had repurchased 790,740 shares under the plan. No shares were repurchased during 1998.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. The Company issued 48,508 shares in 1998 under this plan.

The Company also offers stock purchase plans to its associates and directors. In 1998, 30,314 shares were issued under these plans.

The Board of Directors approved a Dividend
Reinvestment and Optional Stock Purchase Plan for the Company in December, 1996. Shares for this plan were purchased in the open market. In 1997, 14,052 shares were issued under this plan. In 1998, no shares were issued under this plan.

The Company offers a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all of the Company associates who meet the minimum age requirement. The Plan is designed to enable participants to elect to have an amount withheld from their compensation in any plan year and placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation. During 1998, no contributions were made by the Company. The participants may choose to invest their contributions into seven investment funds, including
CCBG common stock.

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

State of Readiness

The Company is committed to addressing the YEAR 2000 challenges in a prompt and responsible manner and has dedicated significant resources to do so. An assessment of the Company's automated systems and third party operations was completed and a plan has been implemented. The Company's YEAR 2000 compliance plan ("Y2K Plan") has nine phases. These phases are (1) project management, (2) awareness,
(3) assessment, (4) testing and implementation, (5) renovation, (6) customer awareness, (7) risk assessment, (8) contingency planning and (9) verification. The Company has substantially completed phases one through four, six and seven, although appropriate follow-up activities are continuing to occur. The Company will continue the testing and implementation phases of the Y2K Plan throughout the remainder of the year.

1. Project Management. The Company has assigned primary responsibility for the YEAR 2000 project to the President of Capital City Services Company, a wholly-owned subsidiary of Capital City Bank Group,
Inc. Also, the Company has hired an outside consultant to assist in project administration.
Monthly updates are provided to senior management and quarterly updates are provided to the Board of Directors in order to assist them in overseeing the Company's readiness.

2.  Awareness.  The Company has defined the YEAR
2000 issues and gained executive level support for allocation of the resources necessary to renovate and/or upgrade all systems. A YEAR 2000 team has been established and meets regularly. The strategy developed for YEAR 2000 compliance covers in-house systems, service bureaus for outsourced systems, vendors, auditors, customers and suppliers.

3. Assessment. The Company has completed this phase of the Y2K plan. Information Technology
("IT") and non-IT systems have been assessed and mission critical applications that could potentially be affected have been identified. Mission critical is defined as anything that may have a material adverse effect on the Company if not YEAR 2000 compliant.

4. Testing and implementation. The Company's testing of mission critical systems was approximately 45% complete by December 31, 1998 and will be completed by March 1999. Throughout 1999, the Company will continue to test IT and non-IT systems and applications already implemented for YEAR 2000 compliance. As systems test successfully for YEAR 2000 compliance, they will be certified as compliant and accepted for implementation.

5. Renovation. The Company is upgrading and replacing IT and non-IT systems where appropriate and all such replacements should be substantially complete by March 31, 1999.

6.  Customer Awareness.  The Company has
incorporated into its web site information regarding
YEAR 2000. Pamphlets and brochures have been developed to increase customer awareness of the YEAR
2000 issues and to inform customers of the Company's strategy for compliance.

7. Risk Assessment. Lending officers have been trained on YEAR 2000 issues and have documented YEAR
2000 readiness of borrowers. Significant borrowers were mailed a questionnaire and have been assigned a YEAR 2000 risk rating by the Company. Appropriate response to current and future credit requests will take their YEAR 2000 status into consideration. A similar assessment was conducted of deposit customers relative to liquidity risk. Investment and funding strategies have been planned to ameliorate any potential risk in this area.
Continuation of these and additional activities are planned for the remainder of 1999.

8. Contingency Planning. The Company is in the process of completing a Business
Resumption/Contingency Plan. This plan will incorporate procedures for core business processes, in the event disruption of business occurs.

9. Verification. The verification process will occur subsequent to the actual century date change.
This will involve verifying a successful transition of all systems and applications, and all critical dates and functions to the year 2000.

Estimated Costs to Address the Company's YEAR 2000
Issues

Costs directly related to YEAR 2000 issues are estimated to be $750,000 from 1998 to 2000, of which 65% has been spent as of year end 1998.
Approximately 75% of the total spending represents costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant YEAR 2000 related costs on behalf of its vendors, suppliers, customers and other third parties.

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

1. The Company's subsidiary bank may experience a liquidity problem if there are a significant amount of deposits withdrawn by customers who have uncertainties associated with the YEAR 2000. The
Company has implemented a contingency plan to ensure there are appropriate levels of funding available.

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

3. The Company's ability to operate effectively in the YEAR 2000 could be adversely affected by the ability to communicate and to access utilities. The
Company is in the process of incorporating a contingency plan for addressing this situation.

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

5. Sanctions could be imposed against the Company if it does not meet deadlines or follow timetables established by the federal and state governmental agencies which regulate the Company and its subsidiaries. The Company has incorporated the regulatory guidelines for YEAR 2000 into its Y2K
Plan.

Contingency Plan

Contingency plans for YEAR 2000 related
interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, and identification of alternate suppliers. All plans are expected to be completed by June 30, 1999.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards
Board "FASB" issued Statement of Financial
Accounting Standards "SFAS" No. 133 "Accounting for
Derivative Instruments of Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material impact on reported results of operations of the Company.

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

Effective January 1, 1998, the Company adopted SFAS
No. 130, "Reporting Comprehensive Income".
Statement 130 provides new accounting and reporting standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a material impact on reported results of operations of the Company.

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

Item 7A. Quantitative and Qualitative Disclosure
About Market Risk

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table
13. This table presents the Company's consolidated interest rate sensitivity position as of year-end
1998 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 13 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table 13
FINANCIAL ASSETS AND LIABILITITES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)
Other Than Trading Portfolio
                                                         December 31,
                                                                                                                       Fair
                                     1999         2000        2001        2002      2003       Beyond     Total        Value
Loans
  Fixed Rate                       $ 35,139    $ 23,921    $ 43,884    $ 43,473  $ 44,327    $ 71,308  $  262,052  $  265,541
    Average Interest Rate             9.00%      10.12%       9.62%       9.17%     8.78%       7.35%       8.75%
  Floating Rate(2)                  388,384      43,862      21,462      14,384    13,117      20,406     501,615     508,294
    Average Interest Rate             8.55%       7.86%       8.27%       8.63%     8.20%       8.09%       8.45%
Investment Securities(3)
Fixed Rate                           95,346      49,936      25,100      36,660    18,458     115,413     340,913     340,913
    Average Interest Rate             5.77%       5.56%       6.11%       6.63%     5.70%       5.71%       5.83%
  Floating Rate                          -       10,770         729           -         -         510      12,009      12,009
    Average Interest Rate                -        6.39%       5.71%           -         -       6.29%       6.34%
Other Earning Assets
  Fixed Rates                            -           -           -           -          -           -           -           -
    Average Interest Rates               -           -           -           -          -           -           -
  Floating Rates                    53,500           -           -           -          -      10,151      63,651      63,651
    Average Interest Rates           5.20%           -           -           -          -        4.15       5.03%
Total Financial Assets            $572,369    $128,489    $ 91,175    $ 94,517   $ 75,902    $217,788  $1,180,240  $1,190,408
    Average Interest Rates           7.80%       7.26%       8.31%       8.10%      7.93%       6.40%       7.55%

Deposits(4)
  Fixed Rate Deposits             $421,729    $ 71,290    $ 10,913    $  5,902   $  2,827   $     177  $  512,838    $515,197
    Average Interest Rates           5.05%       5.43%       5.22%       5.26%      4.99%       5.93%       5.12%
  Floating Rate Deposits           374,608           -           -           -          -           -     374,608     374,608
    Average Interest Rates           2.31%           -           -           -          -           -       2.31%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                      541         559         382         394        407       6,046       8,329       8,918
    Average Interest Rate            5.79%       5.79%       6.02%       6.02%      6.01%       6.01%       5.98%
  Floating Rate Debt                33,199           -           -           -          -           -      33,199      35,549
    Average Interest Rate            4.33%           -           -           -          -           -       4.33%
Total Financial Liabilities       $830,077    $ 71,849    $ 11,295    $  6,296   $  3,234    $  6,223  $  928,974  $  934,272
    Average interest Rate            3.79%       5.43%       5.25%       5.31%      5.12%       6.01%       3.96%

(1)  Based upon expected cash flows, unless otherwise indicated.

(2)  Based upon a combination of expected maturities and repricing opportunities.

(3)  Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4) Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in 1999. Other time deposits balances are classified according to maturity.

Item 8. Financial Statements and Supplementary Data

Table 14
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)
                                            1998                                            1997
                           Fourth     Third       Second      First       Fourth      Third      Second    First
Summary of Operations:
  Interest Income        $   20,477 $   19,483  $   19,933  $   19,360  $   19,008 $   19,362  $ 18,865 $ 18,429
  Interest Expense            8,235      7,686       7,831       7,590       7,302      7,402     7,360    7,076
  Net Interest Income        12,242     11,797      12,102      11,770      11,706     11,960    11,505   11,353
    Provision for
    Loan Loss                   558        558         558         486         437        449       446      456
  Net interest Income
    After Provision
    for Loan Loss            11,684     11,239      11,544      11,284      11,269     11,511    11,059   10,897
  Noninterest Income          6,062      5,059       5,644       4,986       4,895      4,394     4,852    4,450
  Noninterest Expense        12,503     11,271      11,966      11,569      12,012     10,974    10,978   10,801
  Income Before
    Provision for
    Income Taxes              5,243      5,027       5,222       4,701       4,152      4,931     4,933    4,546
  Provision for
    Income Taxes              1,871      1,759       1,775       1,600       1,299      1,664     1,657    1,504
  Net Income             $    3,372 $    3,268  $    3,447  $    3,101  $    2,853 $    3,267  $  3,276 $  3,042
  Net Interest
    Income (FTE)         $   12,637 $   12,147  $   12,445  $   12,131  $   12,059 $   12,366  $ 11,929 $ 11,780

Per Common Share:
  Net Income Basic       $      .38 $      .37  $      .39  $      .35  $      .33 $      .37  $    .38 $    .35
  Net Income Diluted            .38        .37         .39         .35         .32        .37       .38      .35
  Dividends Declared            .12        .11         .11         .11         .11        .10       .10      .10
  Book Value                  12.62      12.38       12.08       11.77       11.45      11.23     10.91    10.55
  Market Price(2):
    High                      31.00      33.13       32.67       32.67       27.33      23.50     21.50    21.33
    Low                       24.13      19.00       29.75       29.25       23.00      20.83     19.33    14.00
    Close                     27.63      29.13       31.38       31.67       27.00      23.17     20.83    20.17

Selected Average
Balances:
  Total Assets           $1,146,673 $1,052,301  $1,046,842  $1,038,806  $1,001,661 $1,003,170  $999,888 $999,837
  Earning Assets          1,025,916    946,601     938,970     933,052     898,383    905,722   902,970  896,130
  Loans, Net of Unearned    752,312    745,257     741,914     731,204     700,158    704,222   687,280  678,730
  Total Deposits            968,301    875,938     872,087     862,875     828,239    838,732   842,847  839,959
  Total Shareowners'
    Equity                  101,227    107,545     104,580     102,393      98,920     96,448    92,375   90,621
  Common Equivalent
    Shares                    8,849      8,848       8,830       8,812       8,757      8,745     8,694    8,688
Ratios:
  ROA                         1.27%      1.23%       1.32%       1.21%       1.13%      1.29%     1.31%    1.23%
  ROE                        12.09%     12.06%      13.22%      12.28%      11.45%     13.44%    14.22%   13.61%
  Net Interest
    Margin (FTE)              4.89%      5.10%       5.31%       5.27%       5.33%      5.42%     5.30%    5.32%

(1)  All share and per share data have been adjusted to reflect the 3-for-2 stock split effective
     June 1, 1998.

(2) Prior to February 3, 1997, there was not an established trading market for the common stock of Capital City Bank Group, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

49  Report of Independent Certified Public
Accountants

50  Consolidated Statements of Income

51  Consolidated Statements of Financial Condition

52  Consolidated Statements of Changes in Shareowners' Equity

53  Consolidated Statements of Cash Flows

54  Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareowners and Board of Directors of Capital
City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City
Bank Group, Inc. (a Florida Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the three years in the period ended December
31, 1998. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc.
and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
February 11, 1999

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)(1)
                                              For the Years Ended December 31,
                                              1998          1997         1996
INTEREST INCOME
Interest and Fees on Loans                  $67,565       $64,001      $51,857
Investment Securities:
  U.S. Treasury                               1,736         1,943        3,089
  U.S. Government Agencies/Corp.              3,189         4,666        5,227
  States and Political Subdivisions           2,896         3,176        3,477
  Other Securities                              524           350          332
Funds Sold                                    3,343         1,528        2,189
     Total Interest Income                   79,253        75,664       66,171

INTEREST EXPENSE
Deposits                                     28,348        25,995       23,080
Short-Term Borrowings                         1,903         1,974        1,651
Long-Term Debt                                1,091         1,171          688
     Total Interest Expense                  31,342        29,140       25,419

Net Interest Income                          47,911        46,524       40,752
Provision for Loan Losses                     2,160         1,788        1,463
Net Interest Income After Provision for
    Loan Losses                              45,751        44,736       39,289

NONINTEREST INCOME

Service Charges on Deposit Accounts           8,006         8,140        7,670
Data Processing                               3,523         3,160        2,969
Income from Fiduciary Activities              1,761         1,202        1,164
Securities Transactions                          94            (6)          50
Other                                         8,367         6,095        4,463
     Total Noninterest Income                21,751        18,591       16,316

NONINTEREST EXPENSE
Salaries and Employee Benefits               24,745        24,022       21,036
Occupancy, Net                                3,350         3,074        2,681
Furniture and Equipment                       5,037         4,787        4,266
Other                                        14,177        12,882       11,272
     Total Noninterest Expense               47,309        44,765       39,255

Income Before Income Taxes                   20,193        18,562       16,350
Income Taxes                                  7,005         6,124        4,990

NET INCOME                                  $13,188       $12,438      $11,360

BASIC NET INCOME PER SHARE                  $  1.49       $  1.43      $  1.32

DILUTED NET INCOME PER SHARE                $  1.49       $  1.42      $  1.31

Basic Average Common Shares Outstanding       8,837         8,722        8,599

Diluted Average Common Shares Outstanding     8,858         8,754        8,639

(1) All share and per share data have been adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)(1)
                                                       As of December 31,
                                                     1998             1997
ASSETS
Cash and Due From Banks                         $   65,000      $   61,270
Funds Sold                                          63,651          52,519
Investment Securities, Available-for-Sale          352,922         148,514

Loans, Net of Unearned Interest                    763,667         697,726
  Allowance for Loan Losses                         (8,459)         (8,322)
     Loans, Net                                    755,208         689,404

Premises and Equipment                              35,026          31,613
Intangibles                                         28,763           7,703
Other Assets                                        28,835          18,650
       Total Assets                             $1,329,405      $1,009,673

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                  $  272,838      $  191,797
  Interest Bearing Deposits                        887,446         643,015
     Total Deposits                              1,160,284         834,812

Short-Term Borrowings                               25,199          46,114
Long-Term Debt                                      16,329          15,896
Other Liabilities                                   15,893          12,401
     Total Liabilities                           1,217,705         909,223

SHAREOWNERS' EQUITY
Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding           -               -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 8,854,354 and 8,776,085 shares
  issued and outstanding                                88              87
Additional Paid-In Capital                           8,524           6,508
Retained Earnings                                  102,495          93,288
Accumulated Other Comprehensive
  Income, Net of Tax                                   593             567
     Total Shareowners' Equity                     111,700         100,450
       Total Liabilities and
         Shareowners' Equity                    $1,329,405      $1,009,673


(1) All share and per share data have been adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except per Share Data)(1)

                                                                        Accumulated Other
                                               Additional                 Comprehensive
                                     Common     Paid-In      Retained         Income,
                                     Stock      Capital      Earnings      Net of Taxes           Total
Balance, December 31, 1995            $ 87       $3,855     $ 76,248         $  968           $ 81,158
Net Income                                                    11,360                            11,360
Cash Dividends($.37 per share)                                (3,182)                           (3,182)
Issuance of Common Stock                          1,050                                          1,050
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                     (886)              (886)

Balance, December 31, 1996              87        4,905       84,426             82             89,500
Net Income                                                    12,438                            12,438
Cash Dividends ($.41 per share)                               (3,576)                           (3,576)
Issuance of Common Stock                          1,603                                          1,603
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                      485                485

Balance, December 31, 1997              87        6,508       93,288            567            100,450
Net Income                                                    13,188                            13,188
Cash Dividends($.45 per share)                                (3,981)                           (3,981)
Issuance of Common Stock                 1        2,016                                          2,017
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                       26                 26

Balance, December 31, 1998            $ 88       $8,524     $102,495         $  593           $111,700

(1) All share and per share data have been adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                               For the Years Ended December 31,
                                                  1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      $ 13,188    $ 12,438    $ 11,360
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Provision for Loan Losses                        2,160       1,788       1,463
  Depreciation                                     3,350       3,206       2,808
  Net Securities Amortization                        727         662         958
  Amortization of Intangible Assets                1,191         856         570
  (Gain) on Sale of Investment Securities            (95)       (275)        (40)
  Non-Cash Compensation                              869         563         589
  Deferred Income Taxes                              137         213       1,043
  Net (Increase) Decrease in Other Assets        (10,761)     (1,460)      1,385
  Net Increase (Decrease) in Other Liabilities     2,982       1,226       4,198
Net Cash Provided by Operating Activities         13,748      19,217      24,334

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale        72,599      62,746      75,252
Purchase of Investment Securities
  Available-for-Sale                            (107,597)     (2,925)    (54,356)
Net Increase in Loans                            (23,312)    (27,175)    (36,752)
Net Cash Received From (Used In) Acquisitions     36,726           -     (16,167)
Purchase of Premises & Equipment                  (4,190)     (1,921)     (2,550)
Sales of Premises & Equipment                        407       1,379       1,570
Net Cash Provided By (Used in)
  Investing Activities                           (25,367)     32,104     (33,003)

CASH FLOWS FROM FINANCING ACTIVITES:
Net Increase (Decrease) in Deposits               49,795     (31,884)    (37,988)
Net Increase (Decrease) in Short-Term Borrowings (20,914)     10,156      21,670
Borrowing from Long-Term Debt                      5,823           -      17,180
Repayment of Long-Term Debt                       (5,390)     (2,176)     (1,090)
Dividends Paid                                    (3,981)     (3,576)     (5,721)
Issuance of Common Stock                           1,148       1,040         461
Net Cash Provided By (Used in)
  Financing Activities                            26,481     (26,438)     (5,488)

Net Increase (Decrease) in Cash
  and Cash Equivalents                            14,862      24,883     (14,157)
Cash and Cash Equivalents at Beginning
  of Year                                        113,789      88,906     103,063
Cash and Cash Equivalents at End
  of Year                                       $128,651    $113,789    $ 88,906

Supplemental Disclosures:

Interest Paid on Deposits                       $ 27,541    $ 27,844    $ 25,959

Interest Paid on Debt                           $  2,995    $  3,145    $  2,339

Taxes Paid                                      $  7,287    $  6,309    $  3,722

Loans Transferred To Other Real Estate          $  1,930    $  2,687    $  2,192


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Notes to Consolidated Financial Statements

Note 1
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc., and its subsidiaries (the "Company"), all of which are wholly-owned. All material intercompany transactions and accounts have been eliminated.

The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry. Prior year financial statements and other information have been reclassified to conform to the current year presentation and to reflect a three-for-two stock split effective June
1, 1998. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

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

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. Gains and losses are recognized and reported separately in the Consolidated Statements of Income upon realization or when impairment of values is deemed to be other than temporary. Gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Income and reported net of taxes in the accumulated other comprehensive income component of shareowners' equity until realized.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is generally accrued based on outstanding balances. Fees charged to originate loans and loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

Allowance for Loan Losses

The reserve is that amount considered adequate to absorb losses inherent in the portfolio based on management's evaluations of the size and current risk characteristics of the loan portfolio. Such evaluations consider the balance of impaired loans
(which are defined as all nonperforming loans except residential mortgages and groups of small homogeneous loans), prior loan loss experience as well as the impact of current economic conditions.
Specific provision for loan losses is made for impaired loans based on a comparison of the recorded carrying value in the loan to either the present value of the loan's expected cash flow, the loan's estimated market price or the estimated fair value of the underlying collateral. Specific and general provisions for loan losses are also made based on other considerations.

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

Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with the various acquisitions. All intangible assets are being amortized on the straight-line method over various periods ranging from five to 25 years with the majority being written off over an average life of approximately 15 years. The amortization of all intangible assets was approximately $1.2 million in 1998, $856,000 in 1997 and $570,000 in 1996.

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

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS
No. 130, "Reporting Comprehensive Income".
Statement 130 provides new accounting and reporting standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a material impact on reported results of operations of the Company.

Income Taxes

The Company files consolidated federal and state income tax returns. In general, the parent company and its subsidiaries compute their tax provisions as separate entities prior to recognition of any tax expense benefits which may accrue from filing a consolidated return.

Deferred income tax assets and liabilities result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Note 2
ACQUISITIONS

On December 4 1998, the Company completed its purchase and assumption transaction with First Union
National Bank ("First Union") and acquired eight of First Union's branch offices which included deposits. The Company paid a premium of approximately $16.9 million, and assumed approximately $219 million in deposits and acquired certain real estate. The premium is being amortized over ten years.

On January 31, 1998, the Company completed its purchase and assumption transaction with First
Federal Savings & Loan Association of Lakeland,
Florida ("First Federal-Florida") and acquired five of First Federal-Florida's offices which included loans and deposits. The Company paid a deposit premium of $3.6 million, or 6.33%, and assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of Capital City Bank. The deposit premium is being amortized over fifteen years.

Effective July 1, 1996, the Company acquired all of the outstanding shares of First Financial Bancorp, Inc.("First Financial"), parent company of First
Federal Bank, for $20 million in cash. At the time of the acquisition, First Financial had approximately $244 million in assets, $192 million in loans, $205 million in deposits, $15 million in equity and operated five offices in North Florida.
The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company's consolidated results of operations only reflect
First Financial's operations for the periods subsequent to June 30, 1996.

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

(Dollars in Thousands)       1996       1995
Net Interest Income         $43,951   $39,457
Net Income                   11,444     9,858
Net Income Per Share(1)         3.99     3.46

(1) All share and share data have been adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

Note 3
INVESTMENT SECURITIES
The amortized cost and related market value of investment securities available-
for-sale at December 31, were as follows:
                                                   1998
                            Amortized    Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost         Gains          Losses         Value
U.S. Treasury              $ 28,606       $  203           $  -        $ 28,809
U.S. Government Agencies
  and Corporations           66,954          139            309          66,784
States and Political
  Subdivisions               91,644        1,083             24          92,703
Mortgage-Backed Securities   90,124          196            418          89,902
Other Securities             74,658          159             93          74,724
  Total Investment
    Securities             $351,986       $1,780           $844        $352,922

                                                  1997
                            Amortized    Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost         Gains          Losses         Value_
U.S. Treasury              $ 24,345        $  42           $  4        $ 24,383
U.S. Government Agencies
  and Corporations           32,036           55             60          32,031
States and Political
  Subdivisions               63,661          593             10          64,244
Mortgage-Backed Securities   22,644          326             48          22,922
Other Securities              4,933            1              -           4,934
  Total Investment
    Securities             $147,619       $1,017           $122        $148,514

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years is as follows:
(Dollars in Thousands)

              Total              Gross              Gross
Year          Proceeds        Realized Gains   Realized Losses

1998          $36,291              $112              $18
1997          $32,014              $  6              $12
1996          $40,864              $ 80              $30

Total proceeds include principal reductions in mortgage-backed securities and proceeds from securities which were called of $27,236,000, $29,091,000, and $37,359,000 in 1998, 1997, and
1996, respectively.

As of December 31, 1998, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)              Amortized Cost    Market Value
Due in one year or less              $ 78,844           $ 78,997
Due after one through five years      143,869            144,695
Due after five through ten years       35,043             35,222
Over ten years                          4,106              4,106
Mortgage-Backed Securities             90,124             89,902
   Total Investment Securities       $351,986           $352,922

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $66,934,000 and $53,398,000 at December 31, 1998, and 1997,
respectively, were pledged to secure public deposits and for other purposes.

Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)               1998         1997
Commercial, Financial and
  Agricultural                    $ 67,463     $ 53,888
Real Estate - Construction          45,283       45,563
Real Estate - Mortgage             499,394      456,499
Consumer                           151,527      141,776
    Total Loans,
      Net of Unearned Interest    $763,667     $697,726

Nonaccruing loans amounted to $4,431,000 and $1,403,000 at December 31, 1998 and 1997,
respectively.  Restructured loans amounted to
$195,000 and $224,000 at December 31, 1998 and 1997,
respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $354,000 higher in 1998 and $67,000 higher in 1997.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)                 1998      1997      1996
Balance, Beginning of Year            $8,322    $8,179    $6,474
Acquired Reserves                          -         -     1,769
Provision for Loan Losses              2,160     1,788     1,463
Recoveries on Loans
  Previously Charged-Off                 807       785       615
Loans Charged-Off                     (2,830)   (2,430)   (2,142)
Balance, End of Year                  $8,459    $8,322    $8,179




Selected information pertaining to impaired loans, at December 31, is as follows:

                                         1998                     1997
                                       Valuation               Valuation
(Dollars in Thousands)           Balance      Allowance   Balance      Allowance
With Related Credit Allowance    $ 2,433       $  427     $   21        $  10
Without Related Credit Allowance   1,347            -        949            -
Average Recorded Investment for
  the Period                       4,985            -      2,894            -

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the years ended December 31, 1998, 1997 and 1996, the
Company recognized $84,000, $140,000, and $26,000,
in interest income on impaired loans, of which $31,000, $138,000, and $25,000 and was collected in cash, respectively.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)         1998                1997
Land                         $ 8,958             $ 8,279
Buildings                     30,431              24,042
Fixtures and Equipment        26,085              24,062
  Total                       65,474              56,383
Accumulated Depreciation     (30,448)            (24,770)
Premises and Equipment, Net  $35,026             $31,613

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)       1998              1997
NOW Accounts              $144,018          $113,163
Money Market Accounts      121,383            79,010
Savings Accounts           109,207            80,476
Other Time Deposits        512,838           370,366
   Total                  $887,446          $643,015

Time deposits in denominations of $100,000 or more totaled $103,791,000 and $51,646,000 at December 31,
1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of other time deposits were as follows:

1999                       $421,729
2000                         71,290
2001                         10,913
2002                          5,902
2003 and thereafter           3,004
                           $512,838

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December
31, 1998 and 1997, were $26,552,000 and $27,007,000,
respectively.

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)       1998           1997          1996
NOW Accounts               $ 1,996        $ 1,765       $ 1,877
Money Market Accounts        2,468          2,407         2,523
Savings Accounts             1,952          1,718         1,813
Other Time Deposits         21,932         20,105        16,867
  Total                    $28,348        $25,995       $23,080

Note 8

SHORT-TERM BORROWINGS
Short-term borrowings included the following at December 31:
                                                       Securities
                                           Federal     Sold Under      Other
                                            Funds      Repurchase    Short-Term
(Dollars in Thousands)                    Purchased    Agreements    Borrowings

1998
Balance                                     $ 6,120      $17,042       $ 2,037
Maximum indebtedness at any month end       $29,255      $18,770       $ 2,037
Daily average indebtedness outstanding       22,159       15,635         1,190
Average rate paid for the year                 5.19%        4.43%         5.23%
Average rate paid on period-end borrowings     3.79%        6.15%         3.88%

1997
Balance                                     $29,190      $15,432       $ 1,492
Maximum indebtedness at any month end        29,660       18,930         7,043
Daily average indebtedness outstanding       17,542       13,976         5,976
Average rate paid for the year                 5.34%        5.17%         5.27%
Average rate paid on period-end borrowings     4.24%        4.88%         5.36%


Note 9
LONG-TERM DEBT
Long-term debt included the following at December 31:

(Dollars in Thousands)                                          1998            1997
Federal Home Loan Bank Note
  Due on December 19, 2005, fixed rate of 6.04%                $ 1,652         $ 1,762
  Due on December 13, 2006, fixed rate of 6.20%                  1,068           1,134
  Due on March 14, 2013, fixed rate of 6.13%                       975               -
  Due on September 20, 2013, fixed rate of 5.64%                 1,387               -
  Due on December 17, 2018, fixed rate of 6.33%                  2,000               -
  Due on December 24, 2018, fixed rate of 5.34%                    875               -
IBM Note Payable
  Due on December 31, 2000, fixed rate of 3.77%                    372               -
Revolving credit note,
  Due on November 16, 2001, rates ranging from 6.23% - 7.22%     8,000          13,000

Total outstanding                                              $16,329         $15,896

The contractual maturites of long-term debt for the five years succeeding December 31, 1998, are as follows:

1999                       $ 5,041
2000                         3,559
2001                           882
2002                           394
2003 and thereafter          6,453
                           $16,329

The Federal Home Loan Bank advances are
collateralized with U.S. Treasury Securities and 1-4 family mortgages. Interest on the Federal Home Loan
Bank advances is paid on a monthly basis.

The IBM note payable is being paid over 36 monthly installments which includes principal and interest.

Upon expiration of the revolving credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The
Company, at its option, may select from various loan rates including the following: Prime, LIBOR, or the lender's cost of funds rate, plus or minus increments thereof. The LIBOR or cost of funds rates may be fixed for a period up to six months.
The revolving credit is unsecured, but upon conversion is to be collateralized by common stock of the subsidiary bank equal to 125% of the principal balance of the loan. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company.
At December 31, 1998, the Company was in compliance with all of the terms of the agreement and had $17 million available under a $25 million line of credit facility.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:

(Dollars in Thousands)             1998       1997      1996
Current:
  Federal                         $6,090    $5,054     $3,494
  State                              778       857        453
Deferred:
  Federal                            121       182        891
  State                               16        31        152
     Total                        $7,005    $6,124     $4,990

The net deferred tax asset and the temporary differences comprising that balance at December 31, 1998 and 1997, are as follows:

(Dollars in Thousands)                         1998          1997
Deferred Tax Asset attributable to:
  Allowance for Loan Losses                   $2,594        $2,514
  Stock Incentive Plan                           491           764
  Interest on Nonperforming Loans                144             -
  Other                                           76           158
    Total Deferred Tax Asset                  $3,305        $3,436

Deferred Tax Liability attributable to:
  Employee Benefits                           $1,298        $1,055
  Premises and Equipment                         817           883
  Deferred Loan Fees                             336           392
  Unrealized Gains on Investment Securities      343           328
  Acquired Deposits                              127           177
  Securities Accretion                            89            94
  Other                                           84           143
    Total Deferred Tax Liability               3,094         3,072
Net Deferred Tax Asset                        $  212        $  364

Income taxes provided were less than the tax expense computed by applying the statutory federal income tax rates to income. The primary differences are as follows:

(Dollars in Thousands)                1998         1997        1996
Statutory Rate                          35%          35%          35%
Computed Tax Expense                $7,068       $6,497       $5,722
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income        (942)      (1,037)      (1,100)
    State Income Taxes,
      Net of Federal Income
      Tax Benefit                      471          327          293
    Other                              408          337           75
Actual Tax Expense                  $7,005       $6,124       $4,990

Note 11
ASSOCIATE BENEFITS

The Company sponsors a noncontributory pension plan covering substantially all of its associates.
Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The
Company's general funding policy is to contribute amounts deductible for federal income tax purposes.

The following table details the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)                               1998        1997        1996
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year          $21,159     $17,551     $14,565
  Service Cost                                       1,678       1,517       1,241
  Interest Cost                                      1,478       1,331       1,156
  Plan Participants' Contributions                       -           -           -
  Amendments                                             -           -           -
  Actuarial Loss                                     1,180       1,342          83
  Remeasurement Loss                                   169         324         981
  Acquisition                                            -           -         569
  Benefits Paid                                     (3,185)       (671)       (897)
  Expenses Paid                                       (268)       (235)       (147)
    Benefit Obligation at End of Year              $22,212     $21,159     $17,551

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year   $25,826     $20,041     $16,733
  Actual Return on Plan Assets                       5,382       4,918       2,718
  Acquisition                                            -           -           -
  Employer Contribution                              1,494       1,773       1,634
  Plan Participants' Contributions                       -           -           -
  Benefits Paid                                     (3,185)       (671)       (897)
  Expenses Paid                                       (267)       (235)       (147)
    Fair Value of Plan Assets at End of Year       $29,248     $25,826     $20,041

Funded Status                                      $ 7,036     $ 4,667     $ 2,490
Unrecognized Net Actuarial (Gain) Loss              (2,919)       (957)        852
Unrecognized Prior Service Cost                       (704)       (940)     (1,176)
  Prepaid Benefit Cost                             $ 3,413     $ 2,770     $ 2,166

Weighted-Average Assumptions:
  Discount Rate                                      6.50%       7.00%       7.50%
  Expected Return on Plan Assets                     8.25%       8.25%       8.25%
  Rate of Compensation Increase                      5.50%       5.50%       5.50%

Components of Net Periodic Benefit Costs:
  Service Cost                                     $ 1,678     $ 1,517     $ 1,241
  Interest Cost                                      1,478       1,331       1,156
  Expected Return on Plan Assets                    (2,103)     (1,630)     (1,307)
  Amortization of Prior Service Cost                   164         164         164
  Transition Asset Recognition                        (236)       (236)       (236)
  Recognized Net Actuarial (Gain) Loss                (131)         24         130
    Net Periodic Benefit Cost                      $   850     $ 1,170     $ 1,148


The Company has a Supplemental Employee Retirement
Plan covering selected executives. Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 1998, 1997 and 1996 of $193,000, $201,000 and $145,000 respectively, and a minimum liability adjusted to $0, $19,148 and $69,653 at December 31, 1998, 1997 and 1996
respectively.

The Company has an Associate Incentive Plan under which shares of the Company's stock are issued as incentive awards to selected participants. Seven hundred fifty thousand shares of common stock are reserved for issuance under this plan. The expense recorded related to this plan was approximately
$735,000, $1,210,000, and $740,000 in 1998, 1997 and
1996, respectively. The Company issued 48,508 shares under the plan in 1998.

The Company has an Associate Stock Purchase Plan under which associates may elect to make a monthly contribution towards the purchase of Company stock on a semi-annual basis. Four hundred fifty thousand shares of common stock are reserved for issuance under the Stock Purchase Plan. The Company issued
30,314 shares under the plan in 1998.

The Company has a Director Stock Purchase Plan. One hundred fifty thousand shares have been reserved for issuance. In 1998, the Company issued 14,052 shares under this plan.

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation at the discretion of the Company. During 1998, no contributions were made by the Company. The participant may choose to invest their contributions into seven investment funds available to CCBG participants, including the Company's common stock.

The Company has a Dividend Reinvestment and Optional
Stock Purchase Plan. Seven hundred fifty thousand shares have been reserved for issuance. The Company did not issue any shares under this plan in 1998.



Note 12

EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per share Data)(1)
                                                  1998        1997       1996
Numerator:
  Net Income                                   $  13,188     $12,438    $11,360
  Preferred Stock Dividends                            -           -          -
  Numerator for Basic Earnings Per Share
    Income to Common Shareowners'                 13,188      12,438     11,360

  Effect of Dilutive securities:
    Preferred stock dividends                          -           -          -

  Numerator for Diluted Earnings Per Share
    Income Available to Common Shareowners'
    After Assumed Conversions                  $  13,188     $12,438    $11,360

Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                    8,836,828   8,721,551  8,599,197
  Effects of Dilutive Securities:
    Associate Stock Incentive Plan                21,237      32,736     39,314
  Dilutive Potential Common Shares                21,237      32,736     39,314

  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                        8,858,065   8,754,287  8,638,511

Basic Earnings Per Share                       $    1.49   $   $1.43  $   $1.32

Diluted Earnings per Share                     $    1.49   $   $1.42  $   $1.31

(1) All share and per share data have been adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

The Company adopted SFAS No. 128, "Earnings Per
Share" on December 31, 1997.  The adoption of the
SFAS No. 128 did not have a significant impact on the reported results of operation.

Note 13
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighed assets, and of Tier I capital to average assets. As of December
31, 1998, the Company meets all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. ("CCBG, Inc.")
consolidated and its banking subsidiary, Capital
City Bank ("CCB") as of December 31, 1998 and
December 31, 1997 are shown below:

(Dollars in Thousands)
                                                                 To Be Well-
                                            Required          Capitalized Under
                                           For Capital        Prompt Corrective
                        Actual          Adequacy Purposes     Action Provisions
                   Amount     Ratio       Amount    Ratio      Amount     Ratio
As of December 31, 1998:
Tier I Capital:
  CCBG, Inc.     $ 82,937     9.24%      $35,915   4.00%     $53,872      6.00%
  CCB              87,355     9.73%       35,929   4.00       53,894      6.00

Total Capital:
  CCBG, Inc.       91,396    10.18%       71,830   8.00       89,787     10.00
  CCB              95,814    10.67%       71,859   8.00       89,823     10.00

Tier I Leverage:
  CCBG, Inc.                  7.23%                3.00                   5.00
  CCB                         7.62%                3.00                   5.00

As of December 31, 1997:
Tier I Capital:
  CCBG, Inc.     $ 92,748    13.86%      $26,772   4.00%     $40,157      6.00%
  CCB             101,386    15.18%       26,707   4.00       40,078      6.00

Total Capital:
  CCBG, Inc.      101,070    15.10%       53,543   8.00       66,929     10.00
  CCB             109,708    16.43%       53,416   8.00       66,796     10.00

Tier I Leverage:
  CCBG, Inc.                  9.19%                3.00                   5.00
  CCB                        10.05%                3.00                   5.00

Note 14
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary, which are restricted by various regulations administered by Federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 1999, the bank subsidiaries may declare dividends without regulatory approval of $14.6 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 1999 up to the date of any such dividend declaration.

Note 15
RELATED PARTY INFORMATION

The Chairman of the Board of Capital City Bank
Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $340,000, $295,000 and $347,000 during
1998, 1997, and 1996, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest.
The lease agreement provides for annual lease payments of approximately $65,000, to be adjusted for inflation in future years.

At December 31, 1998 and 1997, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $8,831,000 and $13,556,000, respectively. During 1998,
$9,554,000 in new loans were made and repayments totaled $14,279,000. These loans were made on similar terms as loans to other individuals of comparable creditworthiness.

Note 16
SUPPLEMENTARY INFORMATION

Components of noninterest income in excess of 1% of total interest income and noninterest expense in excess of 1% of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)                  1998       1997       1996
Noninterest Income:
  Merchant Fee Income                  $1,182     $1,123     $  976
  Interchange Commission Fees           1,004        621*       639*
  Gains on the Sale of
    Real Estate Loans                   1,510        803        194*


Noninterest Expense:
  Associate Insurance                   1,326      1,250      1,163
  Payroll Taxes                         1,386      1,253      1,112
  Maintenance and Repairs               2,652      2,179      2,227
  Professional Fees                     1,224      1,216      1,172
  Printing & Supplies                   1,654      1,511      1,547
  Commission/Service Fees               1,336      1,078        819*
  Telephone                             1,114        899*       813*

*Less than 1% of the appropriate threshold.

Note 17
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT
RISKS

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 1998, the amounts associated with the Company's off-balance-sheet obligations were as follows:

(Dollars in Thousands)                             Amount
Commitments to Extend Credit(1)                   $243,162
Standby Letters of Credit                         $  1,986

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

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below:

                                         At December 31,
                                  1998                  1997
                                     Estimated              Estimated
                          Carrying      Fair     Carrying      Fair
(Dollars in Thousands)      Value       Value     Value       Value
Financial Assets:
Loans, Net of Allowance
  for Loan Losses      $  755,208   $  773,835   $689,404    $696,081

Financial Liabilities:
  Deposits              1,160,284    1,162,643    834,812     836,996

Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19
PARENT COMPANY FINANCIAL INFORMATION
The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income
(Dollars in Thousands)                              1998       1997       1996
OPERATING INCOME
Income Received from Subsidiary Banks:
  Dividends                                       $ 6,825    $ 6,600    $ 9,600
  Overhead Fees                                     3,975      3,845      3,106
     Total Operating Income                        10,800     10,445     12,706

OPERATING EXPENSE
Salaries and Employee Benefits                      2,171      2,445      2,353
Interest on Debt                                      832        988        523
Professional Fees                                     527        617        332
Advertising                                           709        597        430
Restructuring Charge                                    -        338          -
Legal Fees                                            115        126         85
Other                                                 619        515        471
Total Operating Expense                             4,973      5,626      4,194
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Banks     5,827      4,819      8,512
Income Tax Benefit                                   (376)      (675)      (380)
Income Before Equity in Undistributed
  Earnings of Subsidiary Banks                      6,203      5,494      8,892
Equity in Undistributed Earnings
  of Subsidiary Banks                               6,985      6,944      2,468
Net Income                                        $13,188    $12,438    $11,360


The following are condensed statements of financial condition of the parent company at December 31:
Parent Company Statements of Financial Condition
(Dollars in Thousands)                              1998      1997
ASSETS
Cash and Due From Group Banks                     $  4,217  $  4,167
Investment in Subsidiary Bank                      116,118   109,799
Other Assets                                           480       967
  Total Assets                                    $120,815  $114,933

LIABILITIES
Long-Term Debt                                    $  8,000  $ 13,000
Other Liabilities                                    1,115     1,483
  Total Liabilities                                  9,115    14,483

SHAREOWNERS' EQUITY
Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding           -         -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 8,854,354 and 8,776,085
  shares issued and outstanding                         88        87
Additional Paid-in Capital                           8,524     6,508
Retained Earnings                                  102,495    93,288
Accumulated Other Comprehensive
  Income, Net of Tax                                   593       567
  Total Shareowners' Equity                        111,700   100,450
  Total Liabilities and Shareowners' Equity       $120,815  $114,933

The cash flows for the parent company for the three years ended December 31, were as follows:
Parent Company Statements of Cash Flows
                                               1998       1997       1996
Cash Flows From Operating Activities:
Net Income                                   $13,188    $12,438    $11,360
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in undistributed
  earnings of Subsidiary Bank                 (6,985)    (6,944)    (2,468)
Non-Cash Compensation                            868        563        589
Amortization of Goodwill                          25         25         29
(Increase) Decrease in Other Assets            1,155       (295)      (477)
Net Increase in Other Liabilities               (368)       294        137
Net Cash Provided by Operating Activities      7,883      6,081      9,170

Cash From Financing Activities:
Borrowings of Long-Term Debt                       -          -     15,000
Acquisition of First Financial                     -          -    (20,666)
Repayment of Long-Term Debt                   (5,000)    (2,000)         -
Payment of Dividends                          (3,981)    (3,576)    (5,721)
Issuance of Common Stock, Net                  1,148      1,040        461
Net Cash Used in Financing Activities         (7,833)    (4,536)   (10,926)
Net Increase in Cash                              50      1,545     (1,756)
Cash at Beginning of Period                    4,167      2,622      4,378
Cash at End of Period                        $ 4,217     $4,167    $ 2,622

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

Note 21
COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standard
Board issued SFAS No. 130, "Reporting Comprehensive
Income", which requires that certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and changes in unrealized gains
(losses) on securities available-for-sale, net of income taxes.

Comprehensive income for 1998, 1997 and 1996 was calculated as follows:
(Dollars in Thousands)                            1998          1997         1996
Unrealized Gains and Losses (Net)
  Recognized in Other Comprehensive Income:
    Before Income Tax (Benefit)                $    40       $   743      $(1,357)
    Income Tax (Benefit)                           (14)         (258)        (471)
    Net of Income Tax (Benefit)                     26           485         (886)

Amounts Reported in Net Income:
    Gain (Loss) in Sale of Securities               94            (6)          50
    Net Amortization (Accretion)                   727           662          958
    Reclassification Adjustment                    821           656        1,008
    Income Tax Expense                             285           228          350
    Reclassification Adjustment, Net of Tax         94            (6)          50


Amounts Reported in Other Comprehensive Income:
    Unrealized Gain (Loss) Arising During Period,
      Net of Tax                                   562           913         (228)
    Reclassification Adjustment, Net of Tax       (536)         (428)        (658)
    Net Unrealized Gains (Loss) Recognized in
      Other Comprehensive Income                    26           485         (886)


Net Income                                      13,188        12,438       11,360
Total Comprehensive Income                     $13,214       $12,923      $10,474

Note 22
SUBSEQUENT EVENT

On February 12, 1999, the Company entered into a definitive agreement to acquire Grady Holding Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $114 million asset institution with offices in Cairo and Whigham, Georgia.
The company will issue 21.50 shares for each of the 60,910 shares of First National Bank of Grady County. The closing is scheduled for the second quarter of 1999 and the transaction will be accounted for as a pooling-of-interests.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures.

Not applicable.


Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled
"Election of Directors" and "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated
April 2, 1999, to be filed on or about April 2, 1999.

Item 11.  Executive Compensation

Incorporated herein by refernce to the section entitled "Executive Officers, Compensation and Other Information" and the subsection entitled "Director Compensation" under the section entitled "Meetings and Committees of the Board of Directors" in the Registrant's Proxy Statement dated April 2, 1999, to be filed on or about April 2, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the section entitled "Shareownership of Management and Prinicpal Shareowners" in the Registrant's Proxy dated April 2, 1999, to be filed on or about April 2, 1999.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled
"Compensation Committee Interlocks and Insider Participation" under the section entitled "Meetings and Committees of the Board of Directors" and the subsection entitled "Transactions With Management and Related Parties" under the section entitled "Executive Officers, Compensation and Other Information" in the Registrant's Proxy
Statement dated April 2, 1999, to be filed on or about April 2, 1999.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)(1)  List of Financial Statements

Report of Independent Certified Public Accountants

Consolidated Statements of Income for each of the three years in the period ended December 31, 1998

Consolidated Statements of Financial Condition for the years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Shareowners' Equity for each of the three years in the period ended December 31, 1998

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

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

2(b) Merger Agreement and Plan of Merger, dated October 18, 1997, by and among Capital City Bank, Levy County State Bank, Farmers & Merchant Bank of Trenton and Branford State Bank, is incorporated herein by refernce to the Registrant's Form 10-K dated March 27, 1998.

3(a)  Articles of Incorporation, as amended, of Capital City Bank
Group, Inc., are incorporated herein by reference to Exhibit B of the Registrant's 1996 Proxy Statement dated April 12, 1996.

3(b) By-Laws, as amended, of Capital City Bank Group, Inc., are incorporated herein by reference to Exhibit 3(b) of the Company's
Form 10-Q fro the period ended September 30, 1997 (File No. 0-13358).

10(b) Promissory Note and Pledge and Security Agreement evidencing a line of credit by and between Registrant and SunTrust, dated
November 18, 1995, is incorporated herein by refernce to the Registrant's Form 10-K/A dated April 9, 1996.

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

21  A listing of Capital City Bank Group's subsidiaries is filed herewith.

23(a)  Consent of Independent Certified Public Accountants

27  Financial Data Schedule

14(b)  REPORTS ON FORM 8-K

On March 26, 1999, the Company filed a Form 8-K to report on February 11, 1999, the Company entered into a definitive agreement to acquire Grady Holding Company and its subsidiary, First National
Bank of Grady County headquarted in Cairo, Georgia. First National Bank of Grady County is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The Company will issue 21.50 shares for each of the 60,190 shares of First National Bank of Grady County. The closing is scheduled for the second quarter of 1999 and the transaction will be accounted for as a pooling-of-interests.

On December 21, 1998, the Company filed a Form 8-K to report on
December 4, 1998, it completed its purchase of eight First Union
National Bank offices and assumed approximately $219 million in deposits.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:

/s/ DuBose Ausley
DuBose Ausley

/s/ Thomas A. Barron
Thomas A. Barron

/s/ Cader B. Cox, III
Cader B. Cox, III

/s/ John K. Humphress
John K. Humphress

/s/ Lina S. Knox
Lina S. Knox

/s/ Payne H. Midyette, Jr.
Payne H. Midyette, Jr.

/s/ Godfrey Smith
Godfrey Smith

/s/ William G. Smith
William G. Smith, Jr.