Form 10-Q
period 1999-03-31
CAPITAL CITY BANK GROUP INC
filed 1999-05-13
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                      For the Quarter:
                       March 31, 1999

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

                         Yes __X__   No _____


At  April  30,  1999, 8,862,044 shares of  the  Registrant's
Common Stock, $.01 par value, were outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                (Dollars in Thousands, Except Per Share Amounts)
                                                1999                    1998
                                             (Unaudited)             (Unaudited)
INTEREST INCOME
Interest and Fees on Loans                    $   16,708              $   16,610
Investment Securities:
    U. S. Treasury                                   396                     368
    U. S. Government Agencies and Corporations     2,191                     812
    States and Political Subdivisions              1,023                     714
    Other Securities                                 621                      85
Funds Sold                                           964                     771
    Total Interest Income                     $   21,903              $   19,360

INTEREST EXPENSE
Deposits                                           8,762                   6,773
Short-Term Borrowings                                332                     537
Long-Term Debt                                       286                     280
    Total Interest Expense                         9,380                   7,590

Net Interest Income                               12,523                  11,770
Provision for Loan Losses                            680                     486
Net Interest Income After Provision for
  Loan Losses                                     11,843                  11,284

NONINTEREST INCOME
Service Charges on Deposit Accounts                2,314                   1,941
Data Processing                                      748                     852
Income from Fiduciary Activities                     523                     328
Securities Transactions                                -                       9
Other                                              2,299                   1,856
    Total Noninterest Income                       5,884                   4,986

NONINTEREST EXPENSE
Salaries and Associate Benefits                    6,981                   6,360
Occupancy, Net                                       989                     781
Furniture and Equipment                            1,325                   1,174
Other                                              3,878                   3,254
    Total Noninterest Expense                     13,173                  11,569

Income Before Income Taxes                         4,554                   4,701
Income Taxes                                       1,390                   1,600

NET INCOME                                    $    3,164              $    3,101
Basic Net Income Per Share                    $      .36              $      .35
Diluted Net Income Per Share                  $      .36              $      .35
Cash Dividends Per Share                      $      .12              $      .11
Average Shares Outstanding - Basic             8,859,983               8,812,338
Average Shares Outstanding - Diluted           8,875,514               8,812,338

                          CAPITAL CITY BANK GROUP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                (Dollars In Thousands, Except Per Share Amounts)

                                                March 31,            December 31,
                                                  1999                  1998
                                               (Unaudited)            (Audited)
ASSETS
Cash and Due From Banks                         $   60,894            $   65,000
Funds Sold                                         100,382                63,651
Investment Securities Available-for-Sale           318,784               352,922

Loans, Net of Unearned Interest                    779,358               763,667
  Allowance for Loan Losses                         (8,780)               (8,459)
    Loans, Net                                     770,578               755,208

Premises and Equipment, Net                         33,655                35,026
Intangibles, Net                                    28,063                28,763
Other Assets                                        29,096                28,835
    Total Assets                                $1,341,452            $1,329,405

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                  $  251,180            $  272,838
  Interest Bearing Deposits                        901,650               887,446
    Total Deposits                               1,152,830             1,160,284

Short-Term Borrowings                               44,854                25,199
Long-Term Debt                                      17,234                16,329
Other Liabilities                                   13,369                15,893
    Total Liabilities                            1,228,287             1,217,705

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding               -                     -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 8,862,041 issued and outstanding
  at March 31, 1999 and 8,854,354 issued and
  outstanding at December 31, 1998                      89                    88
Additional Paid-In Capital                           8,756                 8,524
Retained Earnings                                  104,595               102,495
Accumulated Other Comprehensive
  (Loss) Income, Net of Tax                           (275)                  593
    Total Shareowners' Equity                      113,165               111,700
    Total Liabilities and Shareowners' Equity   $1,341,452            $1,329,405

                          CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE PERIODS ENDED MARCH 31
                             (Dollars in Thousands)
                                                       1999                  1998
                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $  3,164             $  3,101
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                              680                  486
    Depreciation                                           833                  800
    Net Securities Amortization                            258                  163
    Amortization of Intangible Assets                      696                  247
    Gain on Sale of Investment Securities                    -                   (9)
    Non-Cash Compensation Expense                           49                1,201
    Net Increase in Interest Receivable                   (581)                (520)
    Net Decrease (Increase) in Other Assets                324               (5,312)
    Net (Decrease) Increase in Other Liabilities        (2,021)                 145
Net Cash Provided by Operating Activities                3,402                  302

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale              62,020               15,670
Purchase of Investment Securities                      (29,512)              (8,080)
Net (Increase) Decrease in Loans                       (16,050)               4,417
Net Cash Received from Acquisition                           -                7,022
Purchase of Premises & Equipment                          (776)                (480)
Sales of Premises & Equipment                            1,314                  243
Net Cash Provided by Investing Activities               16,996               18,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits                     (7,453)                 287
Net Increase (Decrease) in
  Short-Term Borrowings                                 19,655                 (721)
Borrowing of Long-Term Debt                              1,525                1,000
Repayment of Long-Term Debt                               (620)                (544)
Dividends Paid                                          (1,063)                (971)
Issuance of Common Stock                                   183                  143
Net Cash Provided by (Used in) Financing Activities     12,227                 (806)

Net Increase in Cash and Cash Equivalents               32,625               18,288
Cash and Cash Equivalents at Beginning of Period       128,651              113,789
Cash and Cash Equivalents at End of Period            $161,276             $132,077

Supplemental Disclosure:
  Interest Paid on Deposits                           $  8,611             $  5,617
  Interest Paid on Debt                               $    618             $    817
  Transfer of Loans to ORE                            $    379             $    452
  Income Taxes Paid                                   $  1,372             $    652

               CAPITAL CITY BANK GROUP, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations S-X and S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial
Statements which are included in the Company's 1998 Annual
Report and Form 10-K.

(2) INVESTMENT SECURITIES

The carrying values and related market value of investment securities at March 31, 1999 and December 31, 1998 were as follows (dollars in thousands):


                                                March 31, 1999
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value

U. S. Treasury                    $ 23,577     $  110      $    -    $ 23,687
U. S. Government Agencies
  and Corporations                  67,953         63         687      67,329
States and Political Subdivisions   93,117        201         726      92,592
Mortgage-Backed Securities          96,820      1,005         102      97,723
Other Securities                    37,752         27         326      37,453
     Total                        $319,219     $1,406      $1,841    $318,784


                                               December 31, 1998
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value

U. S. Treasury                    $ 28,606      $ 203       $  -     $ 28,809
U. S. Government Agencies
  and Corporations                  66,954        139        309       66,784
States and Political Subdivisions   91,644      1,083         24       92,703
Mortgage-Backed Securities          90,124        196        418       89,902
Other Securities                    74,658        159         93       74,724
     Total                        $351,986     $1,780       $844     $352,922

(3) LOANS

The composition of the Company's loan portfolio at March 31, 1999 and December 31, 1998 was as follows (dollars in thousands):

                                    March 31, 1999     December 31, 1998
Commercial, Financial
  and Agricultural                     $ 75,409             $ 67,463
Real Estate-Construction                 44,604               45,283
Real Estate-Mortgage                    507,752              499,394
Consumer                                151,593              151,527
   Loans, Net of Unearned Interest     $779,358             $763,667

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month period ended March 31, 1999 and 1998, was as follows
(dollars in thousands):

                                                 March 31,
                                          1999               1998

Balance, Beginning of the Period         $8,459             $8,322
Provision for Loan Losses                   680                486
Recoveries on Loans Previously
  Charged-Off                               175                165
Loans Charged-Off                          (534)              (453)
Balance, End of Period                   $8,780             $8,520

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                          March 31,
                                             1999                       1998
Impaired Loans:                                  Valuation                   Valuation
                                      Balance    Allowance       Balance     Allowance
With Related Credit Allowance         $2,372       $268          $2,972        $305
Without Related Credit Allowance         757          -           1,211           -
Average Recorded Investment
   for the Period                      3,950          *           4,183           *

Interest Income:
     Recognized                       $   43                     $   31
     Collected                        $   34                     $   31

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 1999 and December 31, 1998 were as follows (dollars in thousands):

                                     March 31, 1999    December 31, 1998

NOW Accounts                            $135,191           $144,018
Money Market Accounts                    155,251            121,383
Savings Deposits                         106,685            109,207
Other Time Deposits                      504,523            512,838
  Total Interest Bearing Deposits       $901,650           $887,446

(6) ACCOUNTING PRONOUNCEMENTS

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

(7) COMPREHENSIVE INCOME

Total comprehensive income is defined as net income and all
other changes in equity which, for Capital City Bank Group,
consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three month
periods ended March 31, 1999 and 1998, as follows (dollars
in thousands):
                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                         1999       1998
Net Income                                              $3,164     $3,101
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
    Arising During the Period                           (868)        28
  Less: Reclassification Adjustments for
    Gains (Losses) Included in Net Income                  -         19

Total Unrealized Gains (Losses)
  On Securities                                         (868)         9
Total Comprehensive Income, Net of Tax                $2,296     $3,110

(8) ACQUISITION OF GRADY HOLDING COMPANY

The Company completed its acquisition of Grady Holding Company and its majority-owned subsidiary First National Bank of Grady County on May 7, 1999. First National Bank is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was accounted for as a pooling-of-interests. First National Bank shareowners received 21.5 shares and Grady Holding Company shareowners received 115.885 shares of CCBG common stock in exchange for each of their respective shares. A total of 1,309,565 shares of CCBG were issued in the transaction.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)

                           1999                          1998                                       1997
                           First      Fourth       Third      Second      First        Fourth      Third      Second
Summary of Operations:
  Interest Income       $   21,903  $   20,477  $   19,483  $   19,933  $   19,360  $   19,008  $   19,362  $  18,865
  Interest Expense           9,380       8,235       7,686       7,831       7,590       7,302       7,402      7,360
  Net Interest Income       12,523      12,242      11,797      12,102      11,770      11,706      11,960     11,505
    Provision for
    Loan Loss                  680         558         558         558         486         437         449        446
  Net interest Income
    After Provision
    for Loan Loss           11,843      11,684      11,239      11,544      11,284      11,269      11,511     11,059
  Noninterest Income         5,884       6,062       5,059       5,644       4,986       4,895       4,394      4,852
  Noninterest Expense       13,173      12,503      11,271      11,966      11,569      12,012      10,974     10,978
  Income Before
    Provision for
    Income Taxes             4,554       5,243       5,027       5,222       4,701       4,152       4,931      4,933
  Provision for
    Income Taxes             1,390       1,871       1,759       1,775       1,600       1,299       1,664      1,657
  Net Income            $    3,164  $    3,372  $    3,268  $    3,447  $    3,101  $    2,853  $    3,267  $   3,276
  Net Interest
    Income (FTE)        $   13,030  $   12,637  $   12,147  $   12,445  $   12,131  $   12,059  $   12,366  $  11,929

Per Common Share:
  Net Income Basic      $      .36  $      .38  $      .37  $      .39  $      .35  $      .33  $      .37  $     .38
  Net Income Diluted           .36         .38         .37         .39         .35         .32         .37        .38
  Dividends Declared           .12         .12         .11         .11         .11         .11         .10        .10
  Book Value                 12.77       12.62       12.38       12.08       11.77       11.45       11.23      10.91
  Market Price:
    High                     27.63       31.00       33.13       32.67       32.67       27.33       23.50      21.50
    Low                      22.00       24.13       19.00       29.75       29.25       23.00       20.83      19.33
    Close                    23.31       27.63       29.13       31.38       31.67       27.00       23.17      20.83

Selected Average
Balances:
  Total Assets          $1,319,055  $1,146,673  $1,052,301  $1,046,842  $1,038,806  $1,001,661  $1,003,170   $999,888
  Earning Assets         1,176,742   1,025,916     946,601     938,970     933,052     898,383     905,722    902,970
  Loans, Net of Unearned   767,729     752,312     745,257     741,914     731,204     700,158     704,222    687,280
  Total Deposits         1,141,296     968,301     875,938     872,087     862,875     828,239     838,732    842,847
  Total Shareowners'
    Equity                 112,417     110,585     107,545     104,580     102,393      98,920      96,448     92,375
  Common Equivalent
    Shares                   8,860       8,849       8,848       8,830       8,812       8,757       8,745      8,694
Ratios:
  ROA                         .97%       1.27%       1.23%       1.32%       1.21%       1.13%       1.29%      1.31%
  ROE                       11.41%      12.09%      12.06%      13.22%      12.28%      11.45%      13.44%     14.22%
  Net Interest
    Margin (FTE)             4.49%       4.89%       5.10%       5.31%       5.27%       5.33%       5.42%      5.30%

(1) All share and per share data have been adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
          AND RESULTS OF OPERATIONS

The following analysis discusses important factors affecting the financial condition and results of operations of Capital City Bank Group, Inc., for the three month periods ended March 31, 1999 and 1998. This report contains forward-looking statements within the meaning of the federal securities laws such as interest rate sensitivity projections, revenue and expense trends, and long-term objectives. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

The following discussion sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the accompanying financial statements. The year-to-date averages used in this report are based on daily balances for each respective period.

The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1999 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG" or the "Company."

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its majority-owned subsidiary First National Bank of Grady County. First National Bank is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was accounted for as a pooling of interests. First National Bank shareowners received 21.5 shares and Grady Holding Company shareowners received 115.885 shares of CCBG common stock in exchange for each of their respective shares. A total of 1,309,565 shares of CCBG were issued in the transaction.

On December 4, 1998, the Company completed its purchase and assumption transaction with First Union National Bank ("First Union") and acquired eight of First Union's branch offices which included deposits. The Company paid a deposit premium of $16.9 million, and assumed $219 million in deposits and acquired certain real estate. The deposit premium is being amortized over ten years.

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan
Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's branch facilities which included loans and deposits. The Company paid a deposit premium of $3.6 million, or 6.33%, and assumed approximately $55 million in deposits and purchased loans equal to approximately $44 million. Four of the five offices were merged into existing offices of Capital City
Bank. The deposit premium is being amortized over fifteen years.

RESULTS OF OPERATIONS

Net Income

Net income of $3.2 million, or $.36 per basic and diluted share for the first quarter of 1999, was $63,000, or 2.0%, higher than the $3.1 million, or $.35 per basic and diluted share reported for the comparable period in 1998. Operating revenues, which include net interest income and noninterest income, increased $1.8 million, or 10.5%, over the first quarter of 1998, and are the most significant factor contributing to the increase in net income (dollars in thousands):

                                 For The Three Months Ended March 31,
                                       1999                 1998

Interest Income                      $21,903              $19,360
Taxable Equivalent Adjustment(1)         507                  361
Interest Income (FTE)                 22,410               19,721
Interest Expense                       9,380                7,590
Net Interest Income (FTE)             13,030               12,131
Provision for Loan Losses                680                  486
Taxable Equivalent Adjustment            507                  361
Net Int. Inc. After Provision         11,843               11,284
Noninterest Income                     5,884                4,986
Noninterest Expense                   13,173               11,569
Income Before Income Taxes             4,554                4,701
Income Taxes                           1,390                1,600
Net Income                           $ 3,164              $ 3,101

Percent Change                          2.03%                1.94%

Return on Average Assets (2)             .97%                1.21%

Return on Average Equity (2)           11.41%               12.28%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

First quarter taxable equivalent net interest income increased $900,000, or 7.4%, over the comparable period for 1998. The increase in taxable equivalent net interest income over the comparable period in 1998 is attributable to growth in earning assets, primarily investment securities. The favorable impact of asset growth was partially offset by declining yields. Table I on page 18 provides a comparative analysis of the Company's average balances and interest rates.

Taxable-equivalent interest income increased $2.7 million, or 13.6%, due to growth in the loan portfolio and purchase of investment securities. Loans, which represent the Company's highest yielding asset, increased (on average) $36.5 million, or 5.0%, and represented 65.3 of total earning assets in the first quarter of 1999 versus 78.4% for the comparable quarter in 1998. The Company's investment income increased significantly due to the purchase of $200 million of investment securities during the fourth quarter of 1998 as a result of the assumption of deposits from First Union. The shift in mix of earning assets contributed to a decrease of 85 basis points in the yield on earning assets which declined from 8.56% in the first quarter of 1998 to 7.71% in 1999.

Interest expense increased $1.8 million, or 23.6%, primarily due to the assumption of $200 million in deposits from First Union during the fourth quarter of 1998. The 17 basis point decrease in the average rate is the result of a lower rate environment. The Company continued to promote a higher yielding money market product during the first quarter of 1999, which partially offsetting the rate environment reduction. Certificates of deposit represent a higher cost deposit product to the Company. Based on averages, certificates as a percent of average deposits decreased from 46.2% in the first quarter of 1998 to 44.7% in the first quarter of 1999.

The Company's interest rate spread (defined as the average
taxable equivalent yield on earning assets less the average
rate paid on interest bearing liabilities) declined from
4.35% in the first quarter of 1998 to 3.67% in the
comparable quarter for 1999 due to the lower yield on
earning assets.   The Company's net interest margin
percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.27% in the first quarter of 1998, versus 4.49% in the first quarter of 1999. The decrease in the margin reflects the lower yield on earning assets, resulting from the shift in the mix of earning assets.

Provisions for Loan Losses

The provision for loan losses for the three months ended March 31, 1999, was $680,000 versus $486,000 for the first quarter of 1998. Net charge-offs were higher during the first quarter of 1999, but remain at a low level relative to the size of the loan portfolio. Nonperforming loans increased $451,000, or 10.2%, during the first quarter. The Company's nonperforming asset ratio declined slightly from
 .80% at year-end to .78%. As compared to year-end, the reserve for loan losses increased slightly to $8.8 million and represented 1.13% of total loans versus 1.11%.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the allowance for loan losses as of March 31, 1999, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                                    Three Months Ended
                                                         March 31,
                                                  1999               1998

Net Charge-Offs                                 $359,000           $288,000

Net Charge-Offs (Annualized) as a Percent
  of Average Loans Outstanding, Net of
  Unearned Interest                                  .19%               .16%

Noninterest Income

Noninterest income increased $898,000, or 18.0%, over the first quarter of 1998, which included increases in all major categories except data processing revenues.

Service charges on deposit accounts increased $373,000, or 19.2%. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts and the level of activity subject to service charges. The increase in the first quarter of 1999, compared to the comparable quarter in 1998, reflects the increase in fees implemented late in the fourth quarter of 1998.

Data processing revenues decreased $105,000, or 12.3%, over the first quarter of 1998. The decrease reflects lower processing revenues associated with government agencies.

Income from fiduciary activities increased $196,000, or 59.8%, over the comparable quarter in 1998. The increase is attributable to growth in managed assets and a slight fee increase implemented in January. At March 31, 1999, assets under management totaled $264.2 million compared to $229.4 million at March 31, 1998.

Other income increased $302,000, or 18.9%, over the comparable quarter of 1998. Gains on the sale of residential real estate loans increased $141,000, which continues to reflect increase volume attributable to the low rate environment and a higher level of fixed rate lending. ATM fees, brokerage fees, interchange commissions and check printing income account for the remaining $134,000 favorable variance over the comparable quarter in 1998.

Noninterest income as a percent of average assets was 1.81% for the first quarter of 1999 versus 1.95% for the comparable quarter in 1998.

Noninterest Expense

Noninterest expense in the first quarter of 1999 increased
$1.6 million, or 13.9%, over the first quarter of 1998, which included higher costs in all major expenses categories.

Compensation expense increased $621,000, or 9.8%, over the first quarter of 1999 reflecting annual raises and an increase in full-time equivalent employees of 51. During the fourth quarter of 1998, the Company increased staff due to the addition of eight offices as a result of the assumption of deposits from First Union.

Occupancy expense, including premises, furniture, fixtures and equipment increased $359,000, or 18.4%. All categories have increased from the first quarter of 1998, resulting from the addition of eight offices acquired from first
Union. The most significant increases have occurred in premises rental, equipment maintenance and repairs, and utilities.

Other noninterest expense increased $624,000, or 19.2%. The increase is attributable to higher intangible amortization of $449,000 due to the First Union deposits acquired, telephone expense of $75,000 resulting from the addition of the new offices, and commission fees of $132,0000, respectively.

Net noninterest expense (noninterest income minus noninterest expense, net of intangibles) as a percent of average assets was 2.03% in the first quarter of 1999 versus 2.47% for the first quarter of 1998. The Company's efficiency ratio (noninterest expense expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.81% in the first quarter 1999 compared to 66.14% for the comparable quarter in 1998. The slight decrease in the efficiency ratio is attributable to higher operating revenues.

Income Taxes

The provision for income taxes decreased $210,000, or 13.2%, over the first quarter of 1998. The Company's effective tax rate for the first quarter of 1999 was 30.5% compared to 34.0% for the same quarter in 1998. The decrease in the effective tax rate is attributable to an increase in tax-exempt income as a percent of taxable income in the first quarter of 1999 as compared to first quarter of 1998.


FINANCIAL CONDITION

Average balances for the first quarter of 1999 reflect the assumption of deposits from First Union which was completed during the fourth quarter of 1998. Table I on page 18 presents average balances for the three months ended March
31, 1999 and 1998.

The Company's average assets increased to $1.32 billion in the first quarter of 1999 from $1.04 billion in the first quarter of 1998. Average earning assets were $1.18 billion for the three months ended March 31, 1999 versus $933.1 million for the comparable quarter of 1998. The change in the mix of earning assets reflects the purchase of $200 million in investment securities to offset the deposits assumed from First Union.

Average loans increased $36.5 million, or 5.0%, over the comparable period in 1998. Price and product competition remain strong and there continues to be an increased demand for fixed-rate, longer term financing. Loan growth has occurred in all of the portfolios, with the most significant increase in real estate. Loans as a percent of average earning assets decreased to 65.2% for the first quarter of 1999, compared to 78.4% for the first quarter of 1998, reflecting the increase in investment securities purchased as a result of the First Union transaction.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 1999, the average investment portfolio increased $182.2 million, or 127.4%, from the first quarter of 1998. The increase in the investment portfolio was used to invest the deposits acquired from First Union. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 1999, shareowners' equity included a net unrealized loss of $275,000 compared to a gain of $576,000 at December 31, 1998. The decrease in value reflects an increase in interest rates during the first quarter.

At March 31, 1999, the Company's nonperforming loans were $4.8 million versus $4.6 million at year-end 1998. As a percent of nonperforming loans, the allowance for loan losses represented 180% at March 31, 1999 versus 183% at December 31, 1998 and 174% at March 31, 1998. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.2 million at March 31, 1999, versus $1.5 million at December 31, 1998, and $1.8 million at March 31, 1998. The ratio of nonperforming assets as a percent of loans plus other real estate was .78% at March 31, 1999 compared to
 .80% at December 31, 1998 and .91% at March 31, 1998.

Average deposits increased 32.3% from $862.9 million in the first quarter of 1998, to $1.14 billion in the first quarter of 1999. The growth in deposits is attributable to the assumption of deposits acquired from First Union and the success of the CashPower account. The Company continues to experience a notable increase in competition for deposits, in terms of both rate and product. The CashPower account, introduced during the fourth quarter, continues to attract deposits and represents 41.5% of the money market balance at March 31, 1999.

The ratio of average noninterest bearing deposits to total deposits was 22.0% for the first quarter of 1999 compared to 22.2% for the first quarter of 1998. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 80.0% and 78.4%, respectively. The change in both ratios is primarily attributable to the mix of deposits assumed from First Union.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25.0 million revolving line of credit. As of March 31, 1999, there was $7.5 million outstanding under this facility. During the first quarter of 1999, principal reductions on the line of credit totaled $500,000.

The Company's equity capital was $113.2 million as of March 31, 1999 compared to $111.7 million as of December 31, 1998. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 6.45% at March 31, 1999 compared to 7.23% at December 31, 1998. Further, the Company's risk-adjusted capital ratio of 11.08% at March 31, 1999, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its subsidiary bank. At March 31, 1999, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 1999, shareowners' equity increased $1.5 million, or 5.3%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $3.2 million, issuance of common stock of $300,000 and from a gain of $593,000 at year-end to a loss of $868,000 in the Company's net unrealized gain on available-for-sale securities. Dividends paid during the first quarter totaled $1.1 million or $.12 per share.

At March 31, 1999, the Company's common stock had a book value of $12.77 per share compared to $12.62 at December 31, 1998. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 790,740 (split adjusted) shares of its common stock. No shares have been repurchased in 1999.

YEAR 2000 COMPLIANCE

Introduction

The YEAR 2000 issue creates challenges with respect to the automated systems used by financial institutions and other companies. Many programs and systems are not able to recognize the year 2000, or that the new millennium is a leap year. The problem is not limited to computer systems.
YEAR 2000 issues will potentially effect every system that has an embedded microchip containing this flaw.

The YEAR 2000 challenge impacts the Company as many of its transactions are date sensitive. The Company also is effected by the ability of its vendors, suppliers, customers and other third parties to be YEAR 2000 compliant.

State of Readiness

The Company is committed to addressing the YEAR 2000 challenges in a prompt and responsible manner and has dedicated significant resources to do so. An assessment of the Company's automated systems and third party operations was completed and a plan has been implemented. The
Company's YEAR 2000 compliance plan ("Y2K Plan") has nine phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) renovation, (5) testing and implementation, (6) risk assessment, (7) customer awareness, (8) contingency planning, and (9) verification.
The Company has substantially completed phases one, two, three, four, five, six, and eight, although appropriate follow-up activities are continuing to occur. The Company will continue the testing and implementation phases of the Y2K Plan throughout the remainder of the year, and has adopted a comprehensive customer awareness program (phase seven).

(1) Project Management: The Company has assigned primary responsibility for the YEAR 2000 project to the President of Capital City Services Company, a wholly owned subsidiary of Capital City Bank Group, Inc. Also, the Company has hired an outside consultant to assist in project administration. Monthly updates are provided to senior management and quarterly updates are provided to the Board of Directors in order to assist them in overseeing the Company's readiness.

(2) Awareness: The Company has defined the YEAR 2000 problem and gained executive level support for allocation of the resources necessary to renovate and/or upgrade all systems. A YEAR 2000 team has been established and meets regularly. The strategy developed for YEAR 2000 compliance covers in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers.

(3) Assessment: The Company has completed this phase of the compliance plan. Information Technology "IT" and non-IT systems have been assessed and mission critical applications that could potentially be affected have been identified. Mission critical is defined as anything that may have a material adverse effect on the Company if not YEAR 2000 compliant.

(4) Renovation: The Company is upgrading and replacing IT and non-IT systems where appropriate, and all such replacements were substantially complete by March 31, 1999.

(5) Testing and Implementation:  The Company's testing of
Mission Critical systems was approximately 90% complete by March 31, 1999. Throughout 1999, the Company will continue to test IT and non-IT systems and applications already implemented for YEAR 2000 compliance. As systems test successfully for YEAR 2000 compliance, they will be certified as compliant and accepted for implementation.

(6) Risk Assessment: Lending officers have been trained on YEAR 2000 issues and have documented YEAR 2000 readiness of borrowers. Significant borrowers were mailed a questionnaire and have been assigned a YEAR 2000 risk rating by the Company. Appropriate response to current and future credit requests will take their YEAR 2000 status into consideration. A similar assessment was conducted of deposit customers relative to liquidity risk. Investment and funding strategies have been planned to ameliorate any potential risk in this area.

(7) Customer Awareness: During the first quarter of 1999, the Company adopted a comprehensive plan to increase customer awareness of the YEAR 2000 issue and to inform customers of the bank's efforts to become compliant. This plan includes posting information on the Company's web site, distribution of quarterly press releases, statement stuffers and lobby brochures. Associate training is also underway to assure that customers are provided with accurate information about the Company's Y2K readiness.

(8) Contingency Planning:  The Company has drafted a
Business Resumption/Contingency Plan for the YEAR 2000.
This plan will incorporate back-up systems and procedures for Core business processes, should any unforeseen disruptions occur. This plan should be completed by June
30, 1999.

(9) Verification: The Verification process will take place subsequent to the actual Century Date Change. This will involve verifying successful transition to the YEAR 2000 of all systems and applications, at all critical dates and functions to the YEAR 2000. Monitoring and reporting protocol has been established for this phase.

Estimated Costs to Address the Company's YEAR 2000 Issues

Costs directly related to YEAR 2000 issues are estimated to be $750,000 from 1998 to 2000, of which approximately 70% has been spent as of March 31, 1999. Approximately 75% of the total spending represents costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant YEAR 2000 related costs on behalf of its vendors, suppliers, customers and other third parties.

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

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

For Three Months Ended March 31                    1999                                    1998
                                        Average             Average            Average              Average
                                        Balance   Interest    Rate             Balance   Interest    Rate
ASSETS
Loans, Net of Unearned Interest(1)(2) $  767,729   $16,739    8.84%          $  731,204   $16,644    9.23%
Taxable Investment Securities            228,111     3,207    5.68%              79,925     1,265    6.41%
Tax-Exempt Investment Securities (2)      97,064     1,500    6.18%              63,081     1,041    6.60%
Funds Sold                                83,838       964    4.65%              58,842       771    5.31%
   Total Earning Assets                1,176,742    22,410    7.71%             933,052    19,721    8.56%
Cash & Due From Banks                     61,074                                 49,797
Allowance for Loan Losses                 (8,658)                                (8,390)
Other Assets                              89,897                                 64,347
      TOTAL ASSETS                    $1,319,055                             $1,038,806

LIABILITIES
NOW Accounts                          $  134,223       611    1.85%          $  109,903   $   514    1.90%
Money Market Accounts                    139,652     1,295    3.76%              76,948       538    2.84%
Savings Accounts                         106,273       509    1.94%              85,706       440    2.08%
Other Time Deposits                      510,493     6,347    5.04%             398,839     5,281    5.37%
   Total Interest Bearing Deposits       890,641     8,762    3.99%             671,396     6,773    4.09%
Short-Term Borrowings                     33,221       332    4.09%              43,685       537    4.98%
Long-Term Debt                            17,365       286    6.69%              16,014       280    7.09%
   Total Int. Bearing Liabilities        941,227     9,380    4.04%             731,095     7,590    4.21%
Noninterest Bearing Deposits             250,655                                191,479
Other Liabilities                         14,756                                 13,839
     TOTAL LIABILITIES                 1,206,638                                936,413

SHAREOWNERS' EQUITY
Common Stock                                  89                                     89
Surplus                                    8,661                                  7,433
Retained Earnings                        103,667                                 94,871
     TOTAL SHAREOWNERS' EQUITY           112,417                                102,393
     TOTAL LIABILITIES & EQUITY       $1,319,055                             $1,038,806

Net Interest Rate Spread                                      3.67%                                  4.35%
Net Interest Income                                $13,030                                $12,131
Net Interest Margin                                           4.49%                                  5.27%

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $688,000 and $766,000, for the three months ended March 31, 1999 and 1998, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

Item 3. Qualitative and Quantitative Disclosure for Market
Risk

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 20. This table presents the Company's consolidated interest rate sensitivity position as of March 31, 1999, based upon certain assumptions as set-forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS (1)
(Dollars in Thousands)

Other Than Trading Portfolio                       March 31, 1999                                                Fair
                               Year 1     Year 2     Year 3      Year 4      Year 5      Beyond      Total       Value
Loans
  Fixed Rate                  $ 41,282   $ 23,919   $ 45,113    $ 43,799    $ 46,569    $ 65,778  $  266,460  $  268,846
    Average Interest Rate        8.79%     10.01%      9.58%       9.04%       8.64%       7.25%       8.66%
  Floating Rate (2)            384,794     33,267     27,672      14,171      21,117      31,877     512,898     517,490
    Average Interest Rate        8.48%      8.21%      8.09%       8.64%       7.97%       7.61%       8.37%
Investment Securities (3)
  Fixed Rate                    53,284     59,854     21,778      36,900      15,862     119,925     307,603     307,603
    Average Interest Rate        5.89%      5.62%      6.49%       6.27%       5.54%       5.73%       5.84%
  Floating Rate                      -      5,596      5,080           -           -         505      11,181      11,181
    Average Interest Rate            -      6.19%      6.51%           -           -       6.29%       6.34%
Other Earning Assets
  Fixed Rates                        -          -          -           -           -           -           -           -
    Average Interest Rates           -          -          -           -           -           -           -
  Floating Rates                89,000          -          -           -           -      11,382     100,382     100,382
    Average Interest Rates       5.23%          -          -           -           -       4.66%       5.17%
Total Financial Assets        $568,360   $122,636   $ 99,643    $ 94,870    $ 83,548    $229,467  $1,198,524  $1,205,502
    Average Interest Rates       7.75%      7.20%      8.33%       7.90%       7.88%       6.37%       7.50%

Deposits (4)
  Fixed Rate Deposits         $430,543   $ 55,210   $ 10,762    $  5,080    $  2,714    $    214  $  504,523  $  507,543
    Average Interest Rates       4.96%      5.15%      5.16%       5.16%       4.96%       5.56%       4.99%
  Floating Rate Deposits       397,127          -          -           -           -           -     397,127     387,127
    Average Interest Rates       1.88%          -          -           -           -           -       1.88%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  603        560        431         447         462       7,231       9,734       9,717
    Average Interest Rate        5.38%      5.83%      5.99%       5.99%       5.99%       5.97%       5.95%
  Floating Rate Debt            52,355          -          -           -           -           -      52,355      52,261
    Average Interest Rate        4.78%          -          -           -           -           -       4.78%
Total Financial Liabilities   $880,628   $ 55,770   $ 11,193    $  5,527    $  3,176    $  7,445  $  963,739  $  966,648
    Average interest Rate        3.56%      5.16%      5.19%       5.23%       5.11%       5.96%       3.71%

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

Items 1-4.

Not applicable

Item 5.  Other

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

On March 26, 1999, the Company reported on February 12,
1999, it entered into a definitive agreement to acquire
Grady Holding Company and its subsidiary, First National
Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was completed on May 7, 1999, and was accounted for as a pooling-of-interests. The Company issued 21.50 shares for each share of First National Bank and 115.885 shares for each share of Grady Holding Company.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial
Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and
Chief  Financial  Officer
Date:  May 13, 1999