Form 10-Q
period 1999-06-30
CAPITAL CITY BANK GROUP INC
filed 1999-08-16
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                             For the Quarter:
                               June 30, 1999

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

                            Yes   X    No _____


At July 31, 1998, 10,179,137 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


CAPITAL CITY BANK GROUP, INC.

                             FORM 10-Q INDEX

ITEM         PART I. FINANCIAL INFORMATION                       PAGE
NUMBER

1.           Financial Statements                                    3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          10

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                            20

ITEM         PART II. OTHER INFORMATION

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                       22

5.           Other Information                                 Not Applicable

6.           Exhibits and Reports on Form 8-K                  Not Applicable

Signatures                                                          22



PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                       CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE PERIODS ENDED JUNE 30
                                (UNAUDITED)
             (Dollars in Thousands, Except Per Share Amounts)(1)

                                     THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                          1999        1998          1999        1998
INTEREST INCOME
Interest and Fees on Loans               $19,388     $19,367       $38,141     $38,000
Investment Securities:
   U. S. Treasury                            336         485           756         896
   U. S. Government Agencies/Corp.         2,349         888         4,685       1,866
   States and Political Subdivisions       1,088         737         2,154       1,491
   Other Securities                          587         120         1,256         208
Funds Sold & Interest Bearing Deposits     1,068         805         2,092       1,672
       Total Interest Income              24,816      22,402        49,084      44,133

INTEREST EXPENSE
Deposits                                 $ 9,776     $ 7,995       $19,448     $15,688
Short-Term Borrowings                        399         514           731       1,051
Long-Term Borrowings                         301         313           611         612
       Total Interest Expense             10,476       8,822        20,790      17,351
Net Interest Income                       14,340      13,580        28,294      26,782
Provision for Loan Losses                    580         618         1,320       1,164
Net Interest Income After Provision
  for Loan Losses                         13,760      12,962        26,974      25,618

NONINTEREST INCOME
Service Charges on Deposit Accounts        2,455       2,159         4,901       4,233
Data Processing                              747         988         1,495       1,841
Trust Fees                                   439         454           962         781
Securities Transactions                        -          16             -          24
Other                                      2,544       2,230         4,930       4,174
       Total Noninterest Income            6,185       5,847        12,288      11,053

NONINTEREST EXPENSE
Salaries and Employee Benefits             7,605       6,809        15,083      13,666
Occupancy, Net                             1,111         841         2,148       1,666
Furniture and Equipment                    1,394       1,288         2,791       2,510
Merger Expense                             1,277           -         1,277           -
Other                                      4,481       3,809         8,561       7,247
       Total Noninterest Expense          15,868      12,747        29,860      25,089

Income Before Income Tax                   4,077       6,062         9,402      11,582
Income Tax Expense                         1,182       2,065         2,842       3,966

NET INCOME                               $ 2,895     $ 3,997       $ 6,560     $ 7,616

Basic Net Income Per Share               $   .28     $   .39       $   .64     $   .75
Diluted Net Income Per Share             $   .28     $   .39       $   .64     $   .75
Cash Dividends Per Share                 $   .12     $   .11       $   .24     $   .22
Average Shares Outstanding - Basic    10,171,693  10,139,975    10,170,626  10,130,881
Average Shares Outstanding - Diluted  10,187,224  10,139,975    10,186,157  10,130,881

(1) Prior period financial information has been restated to reflect the pooling-of-interests of Grady Holding Company and it subsidiaries.


                     CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CONDITION
                 AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
               (Dollars In Thousands, Except Share Data)(1)
                                                    June 30,          December 31,
                                                     1999                1998
                                                   (Unaudited)        (Unaudited)
ASSETS
Cash and Due From Banks                            $   67,879         $   68,399
Funds Sold and Interest Bearing Deposits               83,218             72,625
Investment Securities, Available-for-Sale             327,552            371,597

Loans, Net of Unearned Interest                       885,820            844,216
  Allowance for Loan Losses                           (10,060)            (9,827)
    Loans, Net                                        875,760            834,389

Premises and Equipment, Net                            37,822             37,171
Intangibles                                            26,211             28,772
Other Assets                                           32,102             30,722
      Total Assets                                 $1,450,544         $1,443,675

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                     $  261,877         $  287,904
  Interest Bearing Deposits                           988,985            965,649
      Total Deposits                                1,250,862          1,253,553

Short-Term Borrowings                                  39,649             25,199
Long-Term Debt                                         17,640             18,746
Other Liabilities                                      14,327             17,315
      Total Liabilities                             1,322,478          1,314,813

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized, no shares outstanding                  -                  -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,171,612 shares outstanding
  at June 30,1999 and 10,163,922 outstanding at
  December 31, 1998                                       102                102
Additional Paid-In-Capital                              8,818              8,561
Retained Earnings                                     122,934            119,521
Accumulated Other Comprehensive
  (Loss) Gain, Net of Tax                              (3,788)               678
      Total Shareowners' Equity                       128,066            128,862

Total Liabilities and Shareowners' Equity          $1,450,544         $1,443,675

(1) Prior period financial information has been restated to reflect the pooling-of-interests of Grady Holding Company and it subsidiaries.


                            CAPITAL CITY BANK GROUP, INC.
                              STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTH PERIODS ENDED JUNE 30
                              (Dollars in Thousands)(1)
                                                     1999            1998
                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         $ 6,560         $ 7,616
Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                          1,320           1,164
  Depreciation                                       1,804           1,703
  Net Securities Amortization                          646             402
  Amortization of Intangible Assets                  1,389             513
  Gains in Sales on Investment Securities                -             (24)
  Non-Cash Compensation                                 74           1,677
  Net (Increase) Decrease in Interest
    Receivable                                         (98)            (74)
  Net (Increase) Decrease in Other Assets            2,251          (5,192)
  Net Increase (Decrease) in Other
    Liabilities                                     (2,988)            192
  Net Cash Provided by Operating Activities         10,958           7,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities of
  Investment Securities                             77,272          41,797
Purchase of Investment Securities,
  Available-for-Sale                               (40,701)        (35,832)
Net Increase in Loans                              (42,690)        (11,541)
Net Cash Received from Acquisition                       -           7,022
Purchase of Premises & Equipment                    (2,604)         (1,011)
Sales of Premises & Equipment                          149             278
Net Cash Provided by (Used in)
  Investing Activities                              (8,574)            713

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Decrease in Deposits                            (2,691)         (2,425)
Net Increase in Short-Term Borrowings               14,450           2,345
Borrowing from Long-Term Debt                        2,262           1,000
Repayment of Long-Term Debt                         (3,368)         (1,168)
Dividends Paid                                      (3,147)         (2,282)
Issuance of Common Stock                               183             143
Net Cash Used in Financing Activities                7,689          (2,387)

Net Increase (Decrease) in Cash and
  Cash Equivalents                                  10,073           6,303
Cash and Cash Equivalents at Beginning of
  Period                                           141,024         125,670
Cash and Cash Equivalents at End of Period        $151,097        $131,973

Supplemental Disclosure:
  Interest Paid                                   $ 19,102        $ 15,708
  Interest Paid on Debt                           $    611        $    612
  Transfer of Loans to ORE                        $    865        $    483
  Income Tax Paid                                 $  3,486        $  3,843

(1) Prior period financial information has been restated to reflect the pooling-of-interests of Grady Holding Company and it subsidiaries.



CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of S-X and S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation, including the restatement of share and per share data to reflect the pooling-of-interests of Grady Holding Company and it subsidiaries.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 1997 Annual Report and Form 10-K.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at June 30, 1999 and December 31, 1998 were as follows (dollars in thousands):

                                                June 30, 1999
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses      Value

U. S. Treasury                  $ 22,574      $ 44       $    -    $ 22,618
U. S. Government Agencies
  and Corporations                76,577         7        1,718      74,866
States and Political
  Subdivisions                   102,136       307        1,287     101,156
Mortgage-Backed Securities        91,330       239        2,373      89,196
Other Securities                  40,702         -          986      39,716
     Total                      $333,319      $597       $6,364    $327,552

                                             December 31, 1998
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses      Value

U. S. Treasury                  $ 30,604     $ 217       $  -      $ 30,821
U. S. Government Agencies
  and Corporations                74,518       176        312        74,382
States and Political
  Subdivisions                    94,917     1,159         24        96,052
Mortgage-Backed Securities        92,762       195        431        92,526
Other Securities                  77,722       207        113        77,816
     Total                      $370,523    $1,954       $880      $371,597

(3) LOANS

The composition of the Company's loan portfolio at June 30, 1999 and December 31, 1998 was as follows (dollars in thousands):

                                    June 30, 1999     December 31, 1998
Commercial, Financial
  and Agricultural                     $ 99,714           $ 91,246
Real Estate-Construction                 57,124             51,790
Real Estate-Mortgage                    565,885            542,043
Consumer                                163,097            159,137
   Loans, Net of Unearned Interest     $885,820           $844,216

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 1999 and 1998, is as follows (dollars in thousands):

                                            June 30,
                                      1999           1998

Balance, Beginning of the Period    $ 9,827        $ 9,662
Provision for Loan Losses             1,320          1,164
Recoveries on Loans Previously
  Charged-Off                           418            469
Loans Charged-Off                     1,505          1,155
Balance, End of Period              $10,060        $10,140



Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                           June 30,
                                              1999                        1998
Impaired Loans:                                  Valuation                    Valuation
                                      Balance    Allowance       Balance      Allowance
With Related Credit Allowance         $2,072       $194          $2,972         $305
Without Related Credit Allowance         518          -           1,297            -
Average Recorded Investment
   for the Period                      3,592          -           4,680            *

Interest Income:
     Recognized                       $   57                     $   48
     Collected                        $   46                     $   12

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows on impaired loans is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 1999 and December 31, 1998 was as follows (dollars in thousands):

                                     June 30, 1999    December 31, 1998
NOW Accounts                           $164,460           $154,069
Money Market Accounts                   155,335            124,691
Savings Deposits                        114,252            118,570
Other Time Deposits                     554,938            568,319
  Total Interest Bearing Deposits      $988,985           $965,649

(6)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments of Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material impact on reported results of operations of the Company.

(7) COMPREHENSIVE INCOME

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three month periods ended June 30, 1999 and 1998, was as follows (dollars in thousands):

                                       THREE MONTHS ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                            1999       1998               1999        1998
Net Income                                 $2,895     $3,997             $6,560      $7,616
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
    During the Period                      (3,493)      (119)            (4,466)        (90)
  Less: Reclassification Adjustments for
  Gains (Losses) Included in Net Income         -         16                  -          24

Total Unrealized Gains (Losses)
  On Securities                            (3,493)      (135)            (4,466)       (114)

Other Comprehensive Income, Net of Tax     $ (598)    $3,862             $2,094      $7,502

These changes reflect a market value decrease in available-for-sale securities for three and six months ended June 30, 1999 and 1998, respectively.

(8) ACQUISITION OF GRADY HOLDING COMPANY

The Company completed its acquisition of Grady Holding Company and its majority-owned subsidiary First National Bank of Grady County on May 7, 1999. First National Bank is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was accounted for as a pooling-of-interests. First National Bank shareowners received 21.5 shares and Grady Holding Company shareowners received 115.885 shares of CCBG common stock in exchange for each of their respective shares. A total of 1,309,560 shares of CCBG were issued in the transaction.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)

                                 1999                               1998                               1997
                          Second      First      Fourth       Third        Second     First       Fourth      Third
Summary of Operations:
  Interest Income       $   24,816 $   24,267  $   22,904  $   21,974  $   22,402  $   21,730  $   21,431  $   21,733
  Interest Expense          10,476     10,313       9,224       8,673       8,822       8,529       8,261       8,320
  Net Interest Income       14,340     13,954      13,680      13,301      13,580      13,201      13,170      13,413
    Provision for
    Loan Loss                  580        740         657         618         618         546         597         709
  Net interest Income
    After Provision
    for Loan Loss           13,760     13,214      13,023      12,683      12,962      12,655      12,573      12,704
  Noninterest Income         6,185      6,103       6,260       5,271       5,847       5,206       5,066       4,581
  Merger Expense             1,277          -         115           -           -           -           -           -
  Noninterest Expense       14,591     13,992      13,150      12,090      12,747      12,342      12,757      11,790
  Income Before
    Provision for
    Income Taxes             4,077      5,325       6,018       5,864       6,062       5,519       4,882       5,495
  Provision for
    Income Taxes             1,182      1,660       2,146       2,057       2,065       1,901       1,563       1,861
  Net Income            $    2,895 $    3,665  $    3,872  $    3,807  $    3,997  $    3,618  $    3,319  $    3,634
  Net Interest
    Income (FTE)        $   14,822 $   14,420  $   14,046  $   13,640  $   13,922  $   13,557  $   13,523  $   13,819

Per Common Share:
  Net Income Basic      $      .28 $      .36  $      .38  $      .37  $      .39  $      .36  $      .33  $      .37
  Net Income Diluted           .28        .36         .38         .37         .39         .36         .32         .37
  Dividends Declared           .12        .12         .12         .11         .11         .11         .11         .10
  Book Value                 12.59      12.82       12.69       12.43       12.10       11.80       11.45       11.23
  Market Price:
    High                     25.00      27.63       31.00       33.13       32.67       32.67       27.33       23.50
    Low                      20.25      22.00       24.13       19.00       29.75       29.25       23.00       20.83
    Close                    25.00      23.31       27.63       29.13       31.38       31.67       27.00       23.17

Selected Average
Balances:
  Total Assets          $1,452,215 $1,430,533  $1,257,934  $1,148,404  $1,156,186  $1,147,054  $1,108,788  $1,106,713
  Earning Assets         1,304,093  1,282,679   1,131,933   1,038,981   1,043,578   1,035,971     998,037   1,003,039
  Loans, Net of Unearned   878,976    850,161     834,315     819,755     823,432     809,949     777,895     784,116
  Total Deposits         1,247,452  1,232,816   1,059,192     954,652     962,719     952,511     916,952     924,297
  Total Shareowners'
    Equity                 131,234    130,929     128,250     123,728     121,686     119,455     113,752     112,591
  Common Equivalent
    Shares:
      Basic                 10,172     10,170      10,158      10,158      10,140      10,123      10,067      10,055
      Diluted               10,187     10,185      10,179      10,158      10,140      10,123      10,167      10,055
Ratios:
  ROA                          .80%      1.04%       1.22%       1.32%       1.39%       1.28%       1.19%       1.30%
  ROE                         8.85%     11.35%      11.98%      12.20%      13.18%      12.28%      11.58%      13.01%
  Net Interest
    Margin (FTE)              4.56%      4.56%       4.92%       5.21%       5.35%       5.31%       5.38%       5.47%

(1) All financial information has been adjusted to reflect the pooling-of-interests of Grady Holding Company and it subsidiaries.


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses important factors affecting the financial condition and results of operations of Capital City Bank Group, Inc., for the three and six month periods ended June 30, 1999 and 1998. This report incorporates forward-looking statements based on current plans and expectations of CCBG, relating to, among other matters, analyses, and estimates of amounts that are not yet determinable. These forward-looking statements involve risks and unknown factors beyond our control which may cause actual future activities and results of operations to be materially different from those suggested in this document. Among others, the risks and unknown factors described herein.

The following discussion sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the accompanying financial statements. All prior period financial information has been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries. The year-to-date averages used in this report are based on daily balances for each respective period.

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

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its majority-owned subsidiary First National Bank of Grady County. First National Bank is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was accounted for as a pooling-of-interests. First National Bank shareowners received 21.5 shares and Grady Holding Company shareowners received 115.885 shares of CCBG common stock in exchange for each of their respective shares. A total of 1,309,560 shares of CCBG were issued in the transaction.

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

RESULTS OF OPERATIONS

Net Income

Net income was $2.9 million, or $.28 per basic and diluted share for the second quarter of 1999, a per share decrease of 28.2% over the $4.0 million, or $.39 per basic and diluted share for the comparable period in 1998. Net income was $6.6 million, or $.64 per basic and diluted share for the six months ended June 30, 1999, a per share decrease of 14.7% over the $7.6 million, or $.74 per basic and diluted share for comparable period in 1997. A one-time charge for merger expenses related to the acquisition of Grady Holding Company reduced earnings $787,000 (after tax), or $0.08 per share, for the three and six months ended 1999. Additionally, earnings for the three and six month periods ended June 30, 1998 include a one-time increase in interest income of $400,000 ($246,000, after taxes), related to a recovery of a previously charged-off loan. Operating revenue, which includes net interest income and noninterest income, increased $1.2 million, or 6.3%, over the first half of 1998. Offsetting this increase was higher noninterest expenses primarily attributable to the addition of eight offices acquired from First Union.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                       1999      1998          1999     1998

Interest and Dividend Income          $24,816   $22,402       $49,084  $44,133
Taxable Equivalent Adjustment(1)          482       342           949      697
Interest Income (FTE)                  25,298    22,744        50,033   44,830
Interest Expense                       10,476     8,822        20,790   17,351
Net Interest Income (FTE)              14,822    13,922        29,243   27,479
Provision for Loan Losses                 580       618         1,320    1,164
Taxable Equivalent Adjustment             482       342           949      697
Net Int. Inc. After Provision          13,760    12,962        26,974   25,618
Noninterest Income                      6,185     5,847        12,288   11,053
Noninterest Expense                    15,868    12,747        29,860   25,089
Income Before Income Taxes              4,077     6,062         9,402   11,582
Income Taxes                            1,182     2,065         2,842    3,966
Net Income                            $ 2,895   $ 3,997       $ 6,560  $ 7,616

Percent Change                         (27.58)%    5.21%       (13.87)%   2.50%

Return on Average Assets(2)               .80%     1.39%          .92%    1.33%

Return on Average Equity(2)              8.85%    13.18%        10.09%   12.81%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

Second quarter taxable equivalent net interest income increased $900,000, or 6.5%, over the comparable quarter in 1998. Taxable equivalent net interest income for the first half of 1998 increased $l.8 million or 6.4%, over the first half of 1998. The increase in both periods is attributable to a higher level of earning assets, primarily investment securities. The favorable impact of asset growth was partially offset by declining yields. Table I on page 19 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 1998, taxable-equivalent interest income increased $2.6 million, or 11.2%, and $5.2 million, or 11.6%, respectively, over the comparable prior year periods. Loans which represent the Company's highest yielding asset, increased (on average) $55.5 million, or 6.8% and represented 67.4% of total earning assets for the six months ended June 30, 1999 versus 78.9% for the comparable period in 1998. The Company's investment income increased significantly due the purchase of $200 million of investment securities during the fourth quarter of 1998 as a result of the assumption of deposits from First Union. This shift in the mix of earning assets, resulting in a higher level of liquidity, contributed to a 96 basis point decrease in the yield on earning assets which declined from 8.74% during the first six months of 1998 to 7.78% for the comparable period in 1999.

Interest expense for the three and six month periods ended June 30, 1999, increased $1.7 million, or 18.8%, and $3.4 million, or 19.8%, respectively, over the comparable prior year periods. The increase in both periods is primarily due to the assumption of $219 million of deposits from First Union during the fourth quarter of 1998. The 23 basis point decline in the average rate is the result of a lower rate environment. Partially offsetting the lower rate environment was the Company's continued success of a higher yielding money market product. Certificates of deposit, which generally represent a higher cost deposit product to the Company, decreased from 47.8% of average deposits in the first half of 1998 to 45.4% in 1999.

The Company's interest rate spread (defined as the average federal taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) declined from 4.39% in the first half of 1998 to 3.73% in the comparable period of 1999 due to the lower yield on earning assets. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.33% in the first half of 1998, versus 4.56% in the first half of 1999. The decrease in margin represents the lower yield on earning assets resulting from the high level of liquidity.

Provision for Loan Losses

The provision for loan losses was $580,000 and $1.3 million, respectively, for the three and six month periods ended June 30, 1999, compared to $618,000 and $1.2 million for the comparable periods in 1998. Net charge-offs were up from the first half of 1998, but remain at low levels relative to the size of the loan portfolio. The increase was attributable to one specific credit relationship. Nonperforming loans decreased $440,000, or 8.8%, during the first six months of 1999. The Company's nonperforming asset ratio declined from .79% at year-end to .69% at June 30, 1999. As compared to year-end, the reserve for loan losses increased slightly to $10.1 million, and represented 1.14% of total loans versus 1.16%.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of June 30, 1999, is sufficient to provide for losses inherent in the portfolio as of that date. While the company anticipates providing loan loss provisions in the second half of 1999 due to continued growth in the size of the loan portfolio, these amounts could be lower than that posted in the first half of 1999 due to continuing improvements in credit quality.

Charge-off activity for the respective periods is set forth below.

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                               1999          1998          1999         1998

Net Charge-Offs              $728,000      $399,000     $1,087,000    $686,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
   Unearned  Interest             .33%          .19%           .25%        .17%

Noninterest Income

Noninterest income increased $337,000, or 5.8%, in the second quarter of 1999 versus the comparable quarter for 1998, and $1.2 million, or 11.2%, for the six months ended June 30, 1999 versus the comparable period for 1998. All major categories except data processing revenues posted gains in both periods.

Service charges on deposit accounts increased $296,000, or 13.7%, and $667,000, or 15.8%, respectively, over the comparable three and six month periods for 1998. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The increase in the first half on 1999 compared to 1998, reflects a service fee increase implemented in the fourth quarter of 1998 and an increase in the number of accounts.

Data processing revenues decreased $242,000, or 24.4%, and $346,000, or 18.8%, respectively, over the comparable three and six month periods in 1998. The decrease reflects lower processing revenues associated with government agencies.

Revenue from trust activities declined $15,000, or 3.3%, compared to the second quarter of 1998, and increased $181,000, or 23.2%, over the comparable six month period in 1998. The decline in revenues during the second quarter were attributable to timing differences which will favorably impact the third quarter. At June 30, 1999, assets under management totaled $292.3 million compared to 246.3 million at June 30, 1998.

Other income increased $313,000, or 14.0%, and $756,000, or 18.1%, respectively, for the three and six month periods ended June 30, 1999 over the comparable prior year periods. Gains on the sale of residential real estate loans increased $278,000, which continues to reflect the increased volume of loans attributable to the low rate environment and a higher level of fixed rate lending. Additionally, the Company recorded a $126,000 gain on the disposal of assets during the second quarter. ATM fees, interchange commissions, safe deposit rentals and check printing income account for the remaining favorable variance.

Noninterest income as a percent of average assets was 1.72% and 1.94%, respectively, for the first half of 1999 and 1998. The decrease reflects the asset growth associated with the acquisition of the First Union offices.

Noninterest Expense

Noninterest expense increased $3.1 million, or 24.5%, and $4.8 million, or 19.0%, respectively, over the comparable three and six month periods in 1998. The increase reflects higher costs in all major expense categories plus merger expense associated with the Grady Holding Company acquisition.

Compensation expense increased $796,000, or 11.7%, and $1.4 million, or 10.4%, respectively, over the comparable three and six month periods of 1998, reflecting annual raises and an increase in full-time equivalent employees of 41. During the fourth quarter of 1998, the Company increased staff due to the addition of eight offices as a result of the assumption of deposits from First Union.

Occupancy expense, including premises, furniture, fixtures and equipment increased $376,000, or 17.7%, and $763,000, or 18.3%, respectively, over the comparable three and six month periods in 1998. The addition of the eight offices acquired from First Union resulted in higher costs in all occupancy categories. The most significant increases have occurred in premises rental, utilities and maintenance costs.

Other noninterest expense increased $1.9 million, or 51.2%, and $2.6 million, or 35.8%, respectively, over the comparable three and six month periods in 1998. Merger expense of $1.3 million, attributable to the acquisition of Grady Holding Company and its subsidiaries, was recognized in the second quarter. The remaining increase was attributable to telephone expense of $221,000, resulting from the addition of new offices and implementing a wide-area network, intangible amortization of $876,000, postage of $102,000 and commission/service fees of $92,000.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles and merger expense) as a percent of average assets was 2.09% in the first half of 1999 versus 2.36% for the first half of 1998. The Company's efficiency ratio (noninterest expense, net of intangibles and merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.48% in the first half of 1999 compared to 63.78% for the comparable period in 1998. The increase in the efficiency ratio reflects rising costs as noted above.

Income Taxes

The provision for income taxes decreased $883,000, or 42.8%, during the second quarter and $1.1 million, or 28.4%, during the first six months of 1999, relative to the comparable prior year periods. The Company's effective tax rate for the first half of 1999 was 30.2% versus 34.2% for the comparable period in 1998. The decrease in the effective tax rate is attributable to an increase in tax-exempt income as a percent of pre-tax income which was 22.9% in the first half of 1999 as compared to 12.9% in the first half of 1998.

FINANCIAL CONDITION

Average balances for the first half of 1999 reflect the assumption of deposits from First Union completed during the fourth quarter of 1998. Table I on Page 19 presents average balances for the three and six month periods ended June 30, 1999 and 1998.

The Company's average assets increased to $1.4 billion at the end of the second quarter of 1999 from $1.2 billion in the first half of 1998. Average earning assets were $1.3 billion for the six months ended June 30, 1999 versus $1.0 billion for the comparable period in 1998. The change in the mix of earning assets reflects the purchase of $200 million in investment securities to offset the deposits assumed from First Union.

Average loans increased $55.5 million, or 6.8%, over the comparable period in 1998. Price and product competition remain strong and there continues to be an increased demand for fixed-rate, longer term financing. Loan growth has occurred in all of the portfolios, with the most significant increase in real estate. Loans as a percent of average earning assets decreased to 67.4% for the second quarter of 1999, compared to 78.9% for the second quarter of 1998.

At June 30, 1999, the Company's nonperforming loans were $4.6 million versus $5.2 million at year-end 1998. As a percent of nonperforming loans, the allowance for loan losses represented 220% at June 30, 1999 versus 187% at December 31 and June 30, 1998, respectively. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure, or by receiving a deed in lieu of foreclosure, was $1.6 million at June 30, 1999, compared to $1.5 million at December 31, 1998, and $1.8 million at June 30, 1998. The ratio of nonperforming assets as a percent of loans plus other real estate was .69% at June 30, 1999, compared to .79% at December 31, 1998, and .87% at June 30, 1998.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of June 30, 1999, the average investment portfolio increased $172.4 million, or 106.3%, from the comparable period in 1998. The increase in the investment portfolio was used to invest the deposits acquired from First Union. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 1999, shareowners' equity included an accumulated other comprehensive loss of $3.8 million compared to a net gain of $678,000 at December 31, 1998, reflecting the rise in interest rates.

Average deposits increased 29.5% from the $958 million for the first half of 1998, to $1.24 billion for the first half of 1998. The growth in deposits is attributable to the assumption of deposits acquired from First Union and the success of the CashPower money market account. The Company continues to see a noticeable increase in competition for deposit accounts, in terms of both rate and product.

The ratio of average noninterest bearing deposits to total deposits was 21.3% for the first half of 1999 compared to 21.2% for the first half of 1998. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 79.7% and 78.3%, respectively. The change in both ratios is primarily attributable to the assumption of First Union deposits and the CashPower money market account.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposits, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25 million revolving line of credit. As of June 30, 1999 there was $6.0 million outstanding under this facility. During the first half of 1999, principal reductions on the line of credit totaled $2.0 million.

The Company's equity capital was $128.1 million as of June 30, 1999, compared to $128.9 million as of December 31, 1998. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "well capitalized" position. The leverage ratio was 7.05% at June 30, 1999 versus 7.23% at December 31, 1998. Further, the Company's risk-adjusted capital ratio of 11.85% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

During the first six months of 1999, shareowners' equity decreased $800,000, or 1.2%, on an annualized basis. The decline was primarily attributable to a $4.5 million reduction in accumulated other comprehensive income. This was a result of an unrealized loss in the investment portfolio due to a rise in interest rates. Partially offsetting the accumulated other income decline, was growth in equity during the first six months as a result of net income of $6.6 million and stock issuances of $300,000. Dividends declared during the first six months totaled $3.1 million, or $.24 per share.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 1999, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations.

The Company's common stock had a book value of $12.59 per share at June 30, 1999 compared to $12.68 at December 31, 1998. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 790,740 shares (split adjusted) of its common stock. In the first half of 1999, there were no shares repurchased.

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

(4) Renovation: The Company is upgrading and replacing IT and non-IT systems where appropriate, and all such replacements were complete by June 30, 1999.

(5) Testing and Implementation: The Company's testing of Mission Critical systems was approximately 99% complete by June 30, 1999. Throughout 1999, the Company will continue to test IT and non-IT systems and applications already implemented for YEAR 2000 compliance. As systems test successfully for YEAR 2000 compliance, they will be certified as compliant and accepted for implementation.

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

(7) Customer Awareness: During the second quarter of 1999, the Company initiated a comprehensive plan to increase customer awareness of the YEAR 2000 issue and to inform customers of the bank's efforts to become compliant. This plan includes posting information on the Company's web site, distribution of quarterly press releases, statement stuffers and lobby brochures. Associate training was conducted to assure that customers are provided with accurate information about the Company's Y2K readiness.

(8)  Contingency Planning:  The Company has drafted a Business
Resumption/Contingency Plan for the YEAR 2000. This plan will incorporate back-up systems and procedures for Core business processes, should any unforeseen disruptions occur. This plan was substantially completed by June 30, 1999.

(9) Verification: The Verification process will take place subsequent to the actual Century Date Change. This will involve verifying successful transition to the YEAR 2000 of all systems and applications, at all critical dates and functions to the YEAR 2000. Monitoring and reporting protocol has been established for this phase.

Estimated Costs to Address the Company's YEAR 2000 Issues

Costs directly related to YEAR 2000 issues are estimated to be $780,000 from 1998 to 2000, of which approximately 85% has been spent as of June 30, 1999. Approximately 75% of the total spending represents costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant YEAR 2000 related costs on behalf of its vendors, suppliers, customers and other third parties.

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

Contingency Plan

Contingency plans for YEAR 2000 related interruptions have been developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, and identification of alternate suppliers. All plans were substantially completed by June 30, 1999.


TABLE I
                                             AVERAGE BALANCES & INTEREST RATES
                                    (Taxable Equivalent Basis - Dollars in Thousands)

                                                FOR THREE MONTHS ENDED JUNE 30
                                               1999                        1998
                                    Balance  Interest  Rate     Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest(1)$  878,976  $19,455  8.88%  $  823,432 $19,431  9.46%
Taxable Investment Securities        232,585    3,278  5.65%      99,090   1,493  6.04%
Tax-Exempt Investment Securities(2)  101,991    1,498  5.89%      63,091   1,015  6.45%
Funds Sold                            90,541    1,067  4.73%      57,965     805  5.57%
   Total Earning Assets            1,304,093   25,298  7.78%   1,043,578  22,744  8.74%
Cash & Due From Banks                 63,430                      52,651
Allowance for Loan Losses            (10,229)                     (9,990)
Other Assets                          94,921                      69,947
      TOTAL ASSETS                $1,452,215                  $1,156,187

LIABILITIES
NOW Accounts                      $  151,844  $   844  2.23%  $  116,794  $  618  2.12%
Money Market Accounts                154,690    1,404  3.64%      80,555     568  2.83%
Savings Accounts                     115,316      598  2.08%      98,159     545  2.23%
Other Time Deposits                  560,804    6,930  4.96%     464,959   6,264  5.40%
   Total Int. Bearing Deposits       982,654    9,776  3.99%     760,467   7,995  4.22%
Short-Term Borrowings                 40,151      399  3.99%      38,844     514  5.31%
Long-Term Debt                        18,424      301  6.55%      18,465     313  6.80%
   Total Interest Bearing
      Liabilities                  1,041,229   10,476  4.04%     817,776   8,822  4.33%
Noninterest Bearing Deposits         264,798                     202,252
Other Liabilities                     14,954                      14,473
      TOTAL LIABILITIES            1,320,981                   1,034,501
SHAREOWNERS' EQUITY
Common Stock                             101                         101
Surplus                                8,801                       7,904
Other Comprehensive Income            (1,044)                        543
Retained Earnings                    123,376                     113,138
     TOTAL SHAREOWNERS' EQUITY       131,234                     121,686
     TOTAL LIABILITIES & EQUITY   $1,452,215                  $1,156,187
Interest Rate Spread                                   3.74%                      4.41%
Net Interest Income                           $14,822                    $13,922
Net Interest Margin                                    4.56%                      5.35%


                                               FOR THE SIX MONTHS ENDED JUNE 30
                                               1999                        1998
                                   Balance   Interest  Rate     Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interst(1)$  864,648   $38,289  8.93%  $  816,728 $38,151  9.42%
Taxable Investment Securities       237,428     6,697  5.69%      98,689   2,969  6.07%
Tax-Exempt Investment Securities(2) 101,548     2,955  5.87%      63,033   2,038  6.52%
Funds Sold                           89,821     2,092  4.70%      61,346   1,672  5.50%
   Total Earning Assets           1,293,446    50,033  7.80%   1,039,796   1,672  5.50%
Cash & Due From Banks                63,731                       52,739
Allowance for Loan Losses           (10,143)                      (9,874)
Other Assets                         94,400                       68,984
      TOTAL ASSETS                1,441,434                    1,151,645

LIABILITIES
NOW Accounts                     $  148,491   $ 1,507  2.05%  $  119,527 $ 1,189  2.01%
Money Market Accounts               149,025     2,723  3.68%      80,497   1,128  2.83%
Savings Accounts                    115,430     1,175  2.05%      96,811   1,057  2.20%
Other Time Deposits                 562,734    14,043  5.03%     458,167  12,314  5.42%
   Total Int. Bearing Deposits      975,680    19,448  4.02%     755,022  15,688  4.19%
Short-Term Borrowings                36,706       731  4.02%      41,251   1,051  5.14%
Long-Term Debt                       18,627       611  6.61%      18,335     612  6.73%
   Total Interest Bearing
      Liabilities                 1,031,013    20,790  4.07%     814,588  17,351  4.30%
Noninterest Bearing Deposits        264,494                      202,641
Other Liabilities                    14,845                       13,839
      TOTAL LIABILITIES           1,310,352                    1,031,068
SHAREOWNERS' EQUITY
Common Stock                            101                          101
Surplus                               8,750                        7,682
Other Comprehensive Income             (215)                         651
Retained Earnings                   122,446                      112,143
      TOTAL SHAREOWNERS' EQUITY     131,082                      120,577
      TOTAL LIABILITIES & EQUITY  1,441,434                    1,151,645
Interest Rate Spread                                   3.73%                      4.39%
Net Interest Income                           $29,243                    $27,479
Net Interest Margin                                    4.56%                      5.33%


(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately
    $847,000 and $1.6 million, for the three and six months ended June 30, 1999, versus $819,000 and
    $1.7 million, for the comparable periods ended June 30, 1998.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.


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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 21. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 1999 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)

Other Than Trading Portfolio                              June 30, 1999                                             Market
                                Year 1      Year 2      Year 3      Year 4      Year 5      Beyond     Total        Value
Loans
  Fixed Rate                  $102,910    $ 34,722    $ 46,043    $ 45,321    $ 45,503    $ 57,904  $  332,303     $332,452
    Average Interest Rate         9.21%       9.70%       7.69%       8.53%       8.02%       7.73%       6.34%
  Floating Rate(2)             377,663      47,507      42,150      16,188      29,316      40,692     553,516      553,763
    Average Interest Rate         8.43%       8.09%       8.05%       8.68%       7.94%       7.48%       8.28%
Investment Securities(3)
  Fixed Rate                    58.325      67,804      20,642      34,901      22,752     112,984     317,407     $317,407
    Average Interest Rate         5.87%       5.72%       5.79%       5.67%       5.79%       6.06%       5.83%
  Floating Rate                      0           0       9,639           0           0         505      10,144       10,144
    Average Interest Rate            0           0        5.93%          0           0        6.29%       5.95%
Other Earning Assets
  Fixed Rates                        0           0           0           0           0           0           0            0
    Average Interest Rates           0           0           0           0           0           0           0
  Floating Rates                70,500           0           0           0           0      12,718      83,218       83,218
    Average Interest Rates        4.53%          0           0           0           0        3.81%       4.42%
Total Financial Assets        $609,398    $150,033    $118,474    $ 96,410    $ 97,471    $224,803  $1,296,589   $1,296,985
    Average Interest Rates        7.87%       7.39%       7.35%       7.52%       7.48%       6.62%       6.92%

Deposits(4)
  Fixed Rate Deposits         $485,660    $ 47,761    $ 12,868    $  5,392    $  3,066    $    192  $  554,938      556,268
    Average Interest Rates        4.83%       5.06%       5.26%       5.21%       5.09%       6.17%       4.87%
  Floating Rate Deposits       434,047           0           0           0           0           0     434,047      434,047
    Average Interest Rates        2.63%          0           0           0           0           0        2.63%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  790         740         662         678         698       8,041      11,641       11,705
    Average Interest Rate         6.18%       6.01%       6.10%       6.10%       6.09%       5.98%       6.00%
  Floating Rate Debt            45,649           0           0           0           0           0      45,649       45,899
    Average Interest Rate         4.34%          0           0           0           0           0        4.34%
Total Financial Liabilities   $966,146    $ 48,501    $ 13,530    $  6,070    $  3,764   $   8,233  $1,046,275   $1,047,919
    Average interest Rate         3.82%       5.07%       5.30%       5.31%       5.28%       5.99%       3.93%

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


PART II.  OTHER INFORMATION

Items 1-3.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at                       Against/         Abstentions/
the 2002 annual meeting:         For        Withheld        Broker Non-Votes

Thomas A. Barron              7,415,259       2,491                 0
Lina S. Knox                  7,412,298       5,450                 0
Godfrey Smith                 7,415,859       1,891                 0

2. The shareowners ratified the selection of Arthur Andersen LLP as the independent auditors for the Company for 1999. The number of votes cast were as follows:

                           Against/        Abstentions/
                 For       Withheld       Broker Non-Votes

              7,411,373      2,750            3,628

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

On May 20, 1999, the Company filed a Form 8-K to report on May 7, 1999, it completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was accounted for as a pooing-of-interests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  August 16, 1999