Form 10-Q
period 1999-09-30
CAPITAL CITY BANK GROUP INC
filed 1999-11-15
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




                        For the Quarter:
                       September 30, 1999
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

                       Yes __X__   No _____


At October 31, 1999, there were 10,179,141 shares of the Registrant's Common Stock, $.01 par value, outstanding.


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

3.           Defaults Upon Senior Securities             Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                            Not Applicable

5.           Other Information                                22

6.           Exhibits and Reports on Form 8-K                 22

Signatures                                                    22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE PERIODS ENDED SEPTEMBER 30
                                (UNAUDITED)
            (Dollars In Thousands, Except Per Share Amounts)(1)

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                         1999       1998          1999       1998
INTEREST INCOME
Interest and Fees on Loans              $19,912    $18,952       $58,052    $56,950
Investment Securities:
  U.S. Treasury                             343        522         1,100      1,418
  U.S. Gov. Agencies/Corp.                2,317        823         7,002      2,689
  States and Political Subdivisions       1,099        737         3,253      2,228
  Other Securities                          614        132         1,870        340
  Funds Sold                                951        808         3,042      2,481
       Total Interest Income             25,236     21,974        74,319     66,106

INTEREST EXPENSE
Deposits                                  9,495      7,921        28,942     23,609
Short-Term Borrowings                       513        449         1,244      1,500
Long-Term Debt                              279        303           890        915
       Total Interest Expense            10,287      8,673        31,076     26,024
Net Interest Income                      14,949     13,301        43,243     40,082
Provision for Loan Losses                   610        618         1,930      1,782
  Net Interest Income After
    Provision for Loan Losses            14,339     12,683        41,313     38,300

NONINTEREST INCOME
Service Charges on Deposit Accounts       2,572      2,017         7,473      6,250
Data Processing                             690        740         2,184      2,581
Income from Fiduciary Activities            560        448         1,522      1,229
Securities Transactions                       -         24             -         48
Other                                     2,447      2,042         7,378      6,217
       Total Noninterest Income           6,269      5,271        18,557     16,325

NONINTEREST EXPENSE
Salaries and Employee Benefits            7,347      6,455        22,429     20,121
Occupancy, Net                            1,169        874         3,317      2,540
Furniture and Equipment                   1,368      1,387         4,159      3,897
Merger Expenses                              74          0         1,351          0
Other                                     4,188      3,374        12,750     10,621
       Total Noninterest Expense         14,146     12,090        44,006     37,179

Income Before Income Tax                  6,462      5,864        15,864     17,446
Income Tax Expense                        2,089      2,057         4,931      6,024

NET INCOME                              $ 4,373    $ 3,807       $10,933    $11,422
Net Income Per Basic Share              $   .43    $   .37       $  1.07    $  1.13
Net Income Per Diluted Share            $   .43    $   .37       $  1.07    $  1.13
Cash Dividends Per Share                $   .12    $   .11       $   .42    $   .33
Average Basic Shares Outstanding     10,179,138 10,158,193    10,173,490 10,143,981
Average Diluted Shares Outstanding   10,194,666 10,158,193    10,189,021 10,143,981

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

                       CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CONDITION
              AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
            (Dollars In Thousands, Except Per Share Amounts)(1)

                                                   September 30,         December 31,
                                                       1999                  1998
                                                    (Unaudited)            (Audited)
ASSETS
Cash and Due From Banks                             $   58,697           $   68,398
Funds Sold                                              60,254               72,625
Investment Securities, Available-for-Sale              330,416              371,597

Loans, Net of Unearned Interest                        899,960              844,217
  Allowance for Loan Losses                            (10,035)              (9,827)
  Loans, Net                                           889,925              834,390

Premises and Equipment, Net                             39,445               37,171
Intangibles                                             25,516               28,772
Other Assets                                            32,830               30,722
       Total Assets                                 $1,437,083           $1,443,675

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  258,105           $  287,904
  Interest Bearing Deposits                            965,233              965,649
       Total Deposits                                1,223,338            1,253,553

Short-Term Borrowings                                   52,509               25,199
Long-Term Debt                                          14,448               18,746
Other Liabilities                                       16,495               17,315
       Total Liabilities                             1,306,790            1,314,813

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares outstanding                                         -                    -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,179,138 shares
  outstanding at September 30, 1999
  and 10,163,919 outstanding at
  December 31, 1998                                        102                  102
Additional Paid In Capital                               9,013                8,561
Retained Earnings                                      126,085              119,521
Accumulated Other Comprehensive
  Available-for-Sale Securities
  (Loss) Gain, Net of Tax                               (4,907)                 678
       Total Shareowners' Equity                       130,293              128,862

Total Liabilities and Shareowners' Equity           $1,437,083           $1,443,675

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.



                      CAPITAL CITY BANK GROUP, INC.
                         STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                          (Dollars In Thousands)


                                                   1999             1998
                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $ 10,933         $ 11,422
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                        1,930            1,782
  Depreciation                                     2,698            2,571
  Net Securities Amortization                      1,040              519
  Amortization of Intangible Assets                2,084              773
  Gain on Sales of Investment Securities               -              (48)
  Non-Cash Compensation                              234            1,248
  Net (Increase) in Interest Receivable           (1,139)            (529)
  Net Decrease (Increase) in Other Assets            827           (4,570)
  Net Increase in Other Liabilities                  383            1,258
Net Cash Provided by Operating Activities         18,990           14,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale        88,976           56,962
Purchase of Investment Securities
  Available-for-Sale                             (57,646)         (59,055)
Net Increase in Loans                            (57,466)         (15,928)
Net Cash Received from Acquisition                     -            7,022
Purchase of Premises & Equipment                  (3,725)          (1,872)
Sales of Premises & Equipment                        152              278
Net Cash Used in Investing Activities            (29,709)         (12,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits              (30,213)           9,174
Net Increase (Decrease) Short-Term Borrowings     27,309           (6,438)
Borrowing from Long-Term Debt                      2,262            2,400
Repayment of Long-Term Debt                       (6,560)          (3,738)
Dividends Paid                                    (4,369)          (3,258)
Issuance of Common Stock                             218              598
Net Cash Used in Financing Activities            (11,353)          (1,264)

Net (Decrease) Increase in Cash and
  Cash Equivalents                               (22,072)             569
Cash and Cash Equivalents at Beginning of
  Period                                         141,023          125,670
Cash and Cash Equivalents at End of Period       118,951         $126,239

Supplemental Disclosure:
  Interest Paid                                 $ 30,433         $ 24,426
  Interest Paid on Debt                         $    872         $    909
  Transfer of Loans to ORE                      $  1,375         $  1,919
  Income Taxes Paid                             $  5,536         $  6,910

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of S-X and S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation, including restatement to reflect the pooling of interest of Grady Holding Company and its subsidiaries.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1998 Annual Report and Form 10-K.

(2) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at September 30, 1999 and December 31, 1998 were as follows (dollars in thousands):

                                         September 30, 1999
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains       Losses     Value

U.S. Treasury                 $ 24,579    $   26       $    4    $ 24,601
U.S. Government Agencies
  and Corporations              79,242         4        2,054      77,192
States and Political
  Subdivisions                 103,688       166        1,672     102,182
Mortgage Backed Securities      88,131        90        3,223      84,998
Other Securities                42,514         -        1,071      41,443
     Total                    $338,154    $  286       $8,024    $330,416


                                          December 31, 1998
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains       Losses     Value

U.S. Treasury                 $ 30,618    $  203       $  -      $ 30,821
U.S. Government Agencies
  and Corporations              74,035       247        319        73,963
States and Political
  Subdivisions                  94,917     1,159         24        96,052
Mortgage Backed Securities      93,183       205        443        92,945
Other Securities                77,770       159        113        77,816
     Total                    $370,523    $1,973       $899      $371,597
(3) LOANS

The composition of the Company's loan portfolio at September 30, 1999 and December 31, 1998 was as follows (dollars in thousands):

                                    September 30, 1999   December 31, 1998
Commercial, Financial
  and Agricultural                       $ 96,292            $ 91,246
Real Estate-Construction                   58,066              51,790
Real Estate-Mortgage                      578,391             542,044
Consumer                                  167,211             159,137
  Loans, Net of Unearned Interest        $899,960            $844,217

(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 1999 and 1998, is as follows (dollars in thousands):

                                    September 30, 1999    September 30, 1998

Balance, Beginning of the Period        $ 9,827               $ 9,662
Provision for Loan Losses                 1,930                 1,782
Recoveries on Loans Previously
  Charged-Off                               556                   766
Loans Charged-Off                        (2,278)               (2,033)
Balance, End of Period                  $10,035               $10,177

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                   September 30,
                                          1999                     1998
Impaired Loans:                              Valuation                Valuation
                                  Balance    Allowance      Balance   Allowance
With Related Credit Allowance     $  120       $ 10         $2,972       $305
Without Related Credit Allowance     276                     1,297          -
Average Recorded Investment
   for the Period                  1,986                     4,680          *

Interest Income:
  Recognized                      $   70                     $   48
  Collected                       $   55                     $   12

The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 1999 and December 31, 1998 was as follows (dollars in thousands):

                                     September 30, 1999        December 31, 1998
NOW Accounts                              $151,485                  $154,069
Money Market Accounts                      163,644                   124,691
Savings Deposits                           115,952                   118,570
Other Time Deposits                        534,152                   568,319
  Total Interest Bearing Deposits         $965,233                  $965,649

(6) ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board "FASB" issued SFAS No. 133 "Accounting for Derivative Instruments of Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material impact on reported results of operations of the Company.

(7) COMPREHENSIVE INCOME

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three and nine month periods ended September 30, 1999 and 1998, as follows (dollars in thousands):


                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30           SEPTEMBER 30
                                                1999       1998        1999        1998
Net Income                                     $4,373     $3,807     $10,933     $11,422
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
    Arising During the Period                  (1,119)       568      (5,585)        492
  Less: Reclassification Adjustments for
    Gains (Losses) Included in Net Income           -         16           -          31

Total Unrealized Gains (Losses)
  On Securities , Net of Tax                   (1,119)       552      (5,585)        461

Total Comprehensive Income, Net of Tax         $3,254     $4,359      $5,348     $11,883

These changes reflect a market value decrease in available-for-sale securities for the three and nine months ended September 30, 1999 and a market value increase for the three and nine months ended September 30, 1998.


(8) ACQUISITION OF GRADY HOLDING COMPANY

The Company completed its acquisition of Grady Holding Company and its majority-owned subsidiary First National Bank of Grady County on May 7, 1999. First National Bank of Grady County is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was accounted for as a pooling-of-interests. First National Bank of Grady County shareowners received 21.5 shares and Grady Holding Company shareowners received 115.885 shares of CCBG common stock in exchange for each of their respective shares. A total of 1,309,560 shares of CCBG were issued in the transaction.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)
                           __________ 1999____________      __________________1998___________________        _1997_
                           Third     Second      First      Fourth       Third      Second      First        Fourth
Summary of Operations:
  Interest Income       $   25,236 $   24,816 $   24,267  $   22,904  $   21,974  $   22,402  $   21,730  $   21,431
  Interest Expense          10,287     10,476     10,313       9,224       8,673       8,822       8,529       8,261
  Net Interest Income       14,949     14,340     13,954      13,680      13,301      13,580      13,201      13,170
    Provision for
    Loan Loss                  610        580        740         657         618         618         546         597
  Net interest Income
    After Provision
    for Loan Loss           14,339     13,760     13,214      13,023      12,683      12,962      12,655      12,573
  Noninterest Income         6,269      6,185      6,103       6,260       5,271       5,847       5,206       5,066
  Merger Expense                74      1,277          -         115           -           -           -           -
  Noninterest Expense       14,072     14,591     13,992      13,150      12,090      12,747      12,342      12,757
  Income Before
    Provision for
    Income Taxes             6,462      4,077      5,325       6,018       5,864       6,062       5,519       4,882
  Provision for
    Income Taxes             2,089      1,182      1,660       2,146       2,057       2,065       1,901       1,563
  Net Income            $    4,373 $    2,895 $    3,665  $    3,872  $    3,807  $    3,997  $    3,618  $    3,319
  Net Interest
    Income (FTE)        $   15,435 $   14,822 $   14,420  $   14,046  $   13,640  $   13,922  $   13,557  $   13,523

Per Common Share:
  Net Income Basic      $      .43 $      .28 $      .36  $      .38  $      .37  $      .39  $      .36  $      .33
  Net Income Diluted           .43        .28        .36         .38         .37         .39         .36         .32
  Dividends Declared           .12        .12        .18         .12         .11         .11         .11         .11
  Book Value                 12.85      12.59      12.82       12.69       12.43       12.10       11.80       11.45
  Market Price:
    High                     31.00      25.00      27.63       31.00       33.13       32.67       32.67       27.33
    Low                      21.00      20.25      22.00       24.13       19.00       29.75       29.25       23.00
    Close                    22.75      25.00      23.31       27.63       29.13       31.38       31.67       27.00

Selected Average
Balances:
  Total Assets          $1,446,505 $1,452,215 $1,430,533  $1,257,934  $1,148,404  $1,156,186  $1,147,054  $1,108,788
  Earning Assets         1,297,481  1,304,093  1,282,679   1,131,933   1,038,981   1,043,578   1,035,971     998,037
  Loans, Net of Unearned   892,161    878,976    850,161     834,315     819,755     823,432     809,949     777,895
  Total Deposits         1,234,360  1,247,452  1,232,816   1,059,192     954,652     962,719     952,511     916,952
  Total Shareowners'
    Equity                 130,134    131,234    130,929     128,250     123,728     121,686     119,455     113,752
  Common Equivalent
    Shares:
      Basic                 10,179     10,172     10,170      10,158      10,158      10,140      10,123      10,067
      Diluted               10,195     10,187     10,185      10,179      10,158      10,140      10,123      10,167
Ratios:
  ROA                         1.20%      .80%      1.04%       1.22%       1.31%       1.39%       1.28%       1.19%
  ROE                        13.33%     8.85%     11.35%      11.98%      12.20%      13.18%      12.28%      11.58%
  Net Interest
    Margin (FTE)              4.72%     4.56%      4.56%       4.92%       5.21%       5.35%       5.31%       5.38%

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.


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

The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1998 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." The two subsidiary banks are referred to as the "Capital City Bank" or "CCB", and "First National Bank of Grady County" or "FNBGC".

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its majority-owned subsidiary First National Bank of Grady County. FNBGC is a $112 million asset institution with offices in Cairo and Whigham, Georgia. The transaction was accounted for as a pooling-of-interests. FNBGC shareowners received 21.5 shares and Grady Holding Company shareowners received 115.885 shares of CCBG common stock in exchange for each of their respective shares. A total of 1,309,560 shares of CCBG were issued in the transaction.

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

RESULTS OF OPERATIONS

Net Income

Net income was $4.4 million, or $.43 per basic and diluted share for the third quarter of 1999, a per share increase of 16.2% over the $3.8 million, or $.37 per basic and diluted share for the comparable period in 1998. Net income was $10.9 million, or $1.07 per basic and diluted share for the nine months ended September 30, 1999, a per share decrease of 5.6% over the $11.4 million, or $1.13 per basic and diluted share for comparable period in 1998. Net income before merger related expense for the three and nine month periods were $4.4 million and $11.9 million, or $.44 and $1.16 per basic and diluted share, respectively. This was a 18.9% and 2.7% increase from the comparable three and nine months periods in 1998. Merger related expenses related to the acquisition of Grady Holding Company reduced earnings $50,000 after tax, or $.01 per share for the three months ended and $917,000, or $.09 per share for the nine months ended September 30, 1999. Additionally interest income for the nine month period ended September 30, 1998 included a one-time increase in interest income of $400,000 ($246,000, after taxes), related to the recovery of a previously charged-off loan. Operating revenue, which includes net interest income and noninterest income, increased $5.4 million, or 9.6%, over the first nine months of 1998. Offsetting this increase was higher noninterest expense primarily attributable to the addition of eight offices acquired from First Union.


                                    For The Three         For The Nine
                                    Months Ended          Months Ended
                                    September 30,         September 30,
                                  1999       1998       1999        1998

Interest and Dividend Income     $25,236    $21,974    $74,319     $66,106
Taxable Equivalent Adjustment(1)     486        339      1,435       1,036
Interest Income                   25,722     22,313     75,754      67,142
Interest Expense                  10,287      8,673     31,076      26,024
Net Interest Income (FTE)         15,435     13,640     44,678      41,118
Provision for Loan Losses            610        618      1,930       1,782
Taxable Equivalent Adjustment        486        339      1,435       1,036
Net Interest Income
  After Provision                 14,339     12,683     41,313      38,300
Noninterest Income                 6,269      5,271     18,557      16,325
Merger Expense                        74          0      1,351           0
Noninterest Expense               14,072     12,090     42,656      37,179
Income Before Income Taxes         6,462      5,864     15,863      17,446
Income Taxes                       2,089      2,057      4,930       6,024

Net Income                       $ 4,373    $ 3,807    $10,933     $11,422

Percent Change over comparable
  prior year period               14.91%      4.76%     (4.28)%      3.14%

Return on Average Assets (2)       1.21%      1.31%      1.01%       1.32%

Return on Average Equity (2)      13.48%     12.20%     11.18%      12.51%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income

Third quarter taxable equivalent net interest income increase $1.8 million, or 13.2%, over the comparable quarter in 1998. Taxable equivalent net interest income for the nine month period of 1999 increased $3.6 million, or 8.7%, over the same period of 1998. This increase in both periods is attributable to a higher level of earning assets attributable to the assumption of deposits from First Union. Table I on page 19 provides a comparative analysis of the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 1999, taxable-equivalent interest income increased $3.4 million, or 15.3%, and $8.6 million, or 12.9%, respectively, over the comparable prior year periods. Loans which represent the Company's highest yielding asset, increased (on average) $53.1 million, or 6.5% and represented 67.5% of total earning assets for the nine months ended September 30, 1999 versus 78.7% for the comparable period in 1998. The Company's investment income increased significantly due the purchase of $200 million of investment securities during the fourth quarter of 1998 as a result of the assumption of deposits from First Union. This shift in the mix of earning assets, resulting in a higher level of liquidity, contributed to a 78 basis point decrease in the yield on earning assets which declined from 8.60% during the first nine months of 1998 to 7.82% for the comparable period in 1999.

Interest expense for the three and nine month periods ended September 30, 1999, increased $1.6 million, or 18.6%, and $5.1 million, or 19.4%, respectively, over the comparable prior year periods. The increase in both periods is primarily due to the assumption of $219 million of deposits from First Union during the fourth quarter of 1998. The 53 basis point decline in the average rate is the result of lower volume and average rate paid on promotional certificate of deposits. Certificates of deposit, which generally represent a higher cost deposit product to the Company, decreased from 48.0% of average deposits in the nine months of 1998 to 44.9% in 1999.

The Company's interest rate spread (defined as the average federal taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) declined from 4.33% in the first nine months of 1998 to 3.80% in the comparable period of 1999 due to the lower yield on earning assets. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.72% and 4.61%, respectively, for the three and nine months ended of 1999, versus 5.21% and 5.27%, respectively, for the comparable periods in 1998. The decrease in margin represents the lower yield on earning assets resulting from the high level of liquidity. The net interest margin for the three months period in 1999 increased 16 basis points from the second quarter in 1999. This was attributable to higher yields on earning assets during the third quarter due to a change in earning asset mix resulting from loan growth and a higher interest rate environment.

Provision for Loan Losses

The provision for loan losses was $610,000 and $1.9 million, respectively, for the three and nine month periods ended September 30, 1999, compared to $618,000 and $1.8 million for the comparable periods in 1998. Net charge-offs were up from the first nine months of 1998, but remain at low levels relative to the size of the loan portfolio. Nonperforming loans decreased $2.5 million, or 48.6%, during the first nine months of 1999. The Company's nonperforming asset ratio declined from .79% at year-end to .45% at September 30, 1999. As compared to year-end, the reserve for loan losses increased slightly to $10.0 million, and represented 1.12% of total loans versus 1.16%.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of September 30, 1999, is sufficient to provide for losses inherent in the portfolio as of that date. While the company anticipates providing loan loss provisions in the fourth quarter of 1999 due to continued growth in the size of the loan portfolio, these amounts could be lower than that posted in the first nine months of 1999 due to continuing improvements in credit quality.

Charge-off activity for the respective periods is set forth below (dollars in thousands)

                                Three Months Ended           Nine Months Ended
                              9/30/99       9/30/98        9/30/99      9/30/98

Net Charge-Offs                $634          $581          $1,722       $1,267

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest             .28%          .28%            .26%         .21%



Noninterest Income

Noninterest income increased $998,000, or 18.9%, in the third quarter of 1999 versus the comparable quarter for 1998, and $2.2 million, or 13.7%, for the nine months ended September 30, 1999 versus the comparable period for 1998. All major categories except data processing revenues posted gains in both periods.

Service charges on deposit accounts increased $555,000, or 27.5%, and $1.2 million, or 19.6%, respectively, over the comparable three and nine month periods for 1998. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The increase in the first three quarters of 1999 compared to 1998, reflects a service fee increase implemented in the fourth quarter of 1998 and an increase in the number of accounts.

Data processing revenues decreased $51,000, or 6.8%, and $397,000, or 15.4%, respectively, over the comparable three and nine month periods in 1998. The decrease reflects lower processing revenues associated with government agencies.

Revenue from trust activities increased $112,000, or 25.1%, and $293,000, or 23.9%, respectively, over the comparable three and nine month periods in 1998. At September 30, 1999, assets under management totaled $279.8 million compared to 238.7 million at September 30, 1998.

Other income increased $438,000, or 27.5%, and $916,000, or 18.0%, respectively, for the three and nine month periods ended September 30, 1999 over the comparable prior year periods. Gains on the sale of residential real estate loans increased $245,000, reflecting increased volume and a higher level of fixed rate lending which the Company experienced during the first half of 1999. Rising rates during the third quarter resulted in a reduction of fixed rate originaitons and thus, gains on the sale of real estate loans. Additionally, the Company recorded $164,000 of gains on the disposal of assets during the second and third quarters . ATM fees, interchange commissions, safe deposit rentals and check printing income account for the remaining favorable variance.

Noninterest income as a percent of tax equivalent operating revenues was 29.3% and 28.49%, respectively, for the first three quarters of 1999 and 1998.

Noninterest Expense

Noninterest expense increased $2.1 million, or 17.0%, and $6.8 million, or 18.4%, respectively, over the comparable three and nine month periods in 1998. The increase reflects higher costs in all major expense categories plus merger expense associated with the Grady Holding Company acquisition.

Compensation expense increased $892,000, or 13.8%, and $2.3 million, or 11.5%, respectively, over the comparable three and nine month periods of 1998, reflecting annual raises and an increase in full-time equivalent employees of 52. During the fourth quarter of 1998, the Company increased staff due to the addition of eight offices as a result of the assumption of deposits from First Union.

Occupancy expense, including premises, furniture, fixtures and equipment increased $276,000, or 12.2%, and $1.0 million, or 16.1%, respectively, over the comparable three and nine month periods in 1998. The addition of the eight offices acquired from First Union resulted in higher costs in all occupancy categories. The most significant increases have occurred in premises rental, utilities and maintenance costs.

Other noninterest expense increased $889,000, or 26.4%, and $3.5 million, or 32.8%, respectively, over the comparable three and nine month periods in 1998. Merger expenses for the three and nine month periods in 1999 of $74,000 and $1.4 million, respectively, were attributable to the acquisition of Grady Holding Company and its subsidiaries. The remaining increase was attributable to telephone expense of $383,000, resulting from the addition of new offices and implementing a wide-area network, intangible amortization of $1.3 million, postage of $148,000 and courier service of $81,000.

The Company's efficiency ratio (noninterest expense, net of intangibles and merger expense, expressed as a percent of the sum of taxable-equivalent net operating revenues) was 64.16% in the first three quartes of 1999 compared to 63.38% for the comparable period in 1998. The increase in the efficiency ratio reflects rising costs as noted above.

Income Taxes

The provision for income taxes increased $32,000, or 1.6%, during the third quarter of 1999 and decreased $1.1 million, or 18.1%, during the first nine months of 1999, relative to the comparable prior year period. The Company's effective tax rate for the first nine months of 1999 was 31.1% versus 34.5% for the comparable period in 1998. The decrease in the effective tax rate is attributable to an increase in tax-exempt income as a percent of pre-tax income which was 20.5% in the first nine months of 1999 as compared to 12.7% in the comparable period in 1998.

FINANCIAL CONDITION

Average balances for the first nine months of 1999 reflect the assumption of deposits from First Union completed during the fourth quarter of 1998. Table I on Page 19 presents average balances for the three and nine month periods ended September 30, 1999 and 1998.

The Company's average assets increased to $1.4 billion at the end of the third quarter of 1999 from $1.2 billion in the first nine months of 1998. Average earning assets were $1.3 billion for the nine months ended September 30, 1999 versus $1.0 billion for the comparable period in 1998. The change in the mix of earning assets reflects the purchase of $200 million in investment securities to offset the deposits assumed from First Union.

Average loans increased $53.1 million, or 6.5%, over the comparable period in 1998. Price and product competition remain strong and there continues to be an increased demand for fixed-rate, longer term financing. Loan growth has occurred in all of the portfolios, with the most significant increase in real estate. Loans as a percent of average earning assets decreased to 67.5% for the third quarter of 1999, compared to 78.7% for the third quarter of 1998.

At September 30, 1999, the Company's nonperforming loans were $2.7 million versus $5.2 million at year-end 1998. As a percent of nonperforming loans, the allowance for loan losses represented 372% at September 30, 1999. This compares to 159% and 187%, at December 31, and September 30, 1998, respectively. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure, or by receiving a deed in lieu of foreclosure, was $1.4 million at September 30, 1999, compared to $1.5 million at December 31, 1998, and $1.5 million at September 30, 1998. The ratio of nonperforming assets as a percent of loans plus other real estate was .45% at September 30, 1999, compared to .79% at December 31, 1998, and .95% at September 30, 1998.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 1999, the average investment portfolio increased $173.7 million, or 106.9%, from the comparable period in 1998. The increase in the investment portfolio was used to invest the deposits acquired from First Union. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 1999, shareowners' equity included an accumulated other comprehensive loss of $4.9 million compared to a net gain of $678,000 at December 31, 1998, reflecting the rise in interest rates.

Average deposits increased 28.9% from $960.2 million for the first nine months of 1998, to $1.22 billion for the first nine months of 1999. The growth in deposits is attributable to the assumption of deposits acquired from First Union and the success of the CashPower money market account. Certificate of deposits during the first nine months of 1999 have decline partially due to the maturities of high yielding, promotional certificates. The Company continues to see a noticeable increase in competition for deposit accounts, in terms of both rate and product.

The ratio of average noninterest bearing deposits to total deposits was 21.2% for both the first nine months of 1999 and 1998, respectively. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 79.8% and 78.1%, respectively. The change in both ratios is primarily attributable to the assumption of First Union deposits and the CashPower money market account.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposits, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25 million revolving line of credit. As of September 30, 1999 there was $3.0 million outstanding under this facility. During the first nine months of 1999, principal reductions on the line of credit totaled $5.0 million.

The Company's equity capital was $130.3 million as of September 30, 1999, compared to $128.9 million as of December 31, 1998. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "well capitalized" position. The leverage ratio was 7.26% at September 30, 1999 versus 7.23% at December 31, 1998.
Further, the Company's risk-adjusted capital ratio of 12.06% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

During the first nine months of 1999, shareowners' equity increased $1.4 million, or 1.5%, on an annualized basis. The increase was primarily attributable to net income of $10.9 million and stock issuances of $452,000. Partially offsetting these increase was a $5.6 million reduction in accumulated other comprehensive income. This was a result of an unrealized loss in the investment portfolio due to a rise in interest rates. Dividends declared during the first nine months totaled $4.3 million, or $.42 per share.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At September 30, 1999, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations.

The Company's common stock had a book value of $12.85 per share at September 30, 1999 compared to $12.68 at December 31, 1998. Pursuant to the Company's stock repurchase program adopted in 1989, the Company has repurchased 790,740 shares (split adjusted) of its common stock. In the first three quarters of 1999, there were no shares repurchased.

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

State of Readiness

The Company is committed to addressing the YEAR 2000 challenges in a prompt and responsible manner and has dedicated significant resources to do so.
An assessment of the Company's automated systems and third party operations was completed and a plan has been implemented. The Company's YEAR 2000 compliance plan ("Y2K Plan") has nine phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) renovation, (5) testing and implementation, (6) risk assessment, (7) customer awareness, (8)
contingency planning, and (9) verification.   The Company has completed
phases one, two, three, four, five, six, and eight. The Company's comprehensive customer awareness program (phase seven), will continue throughout the remainder of the year.

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

(4) Renovation: The Company has upgraded and replaced IT and non-IT systems where appropriate, and all such replacements were complete by September 30, 1999.

(5) Testing and Implementation: The Company's testing and implementation of Mission Critical systems is complete.

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

(7) Customer Awareness: During the third quarter of 1999, the Company continued its comprehensive plan to increase customer awareness of the YEAR 2000 issue and to inform customers of the bank's efforts to become compliant. This plan includes posting information on the Company's web site, distribution of quarterly press releases, statement stuffers and lobby brochures. Associate training was conducted to assure that customers are provided with accurate information about the Company's Y2K readiness. Company officials participated in a community question and answer program.

(8)  Contingency Planning:  The Company has drafted a Business
Resumption/Contingency Plan for the YEAR 2000. This plan will incorporate back-up systems and procedures for Core business processes, should any unforeseen disruptions occur. This plan was substantially completed by September 30, 1999.

(9) Verification: The Verification process will take place subsequent to the actual Century Date Change. This will involve verifying successful transition to the YEAR 2000 of all systems and applications, at all critical dates and functions to the YEAR 2000. Monitoring and reporting protocol has been established for this phase.

Estimated Costs to Address the Company's YEAR 2000 Issues

Costs directly related to YEAR 2000 issues are estimated to be $780,000 from 1998 to 2000, of which approximately 95% has been spent as of September 30, 1999. Approximately 75% of the total spending represents costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant YEAR 2000 related costs on behalf of its vendors, suppliers, customers and other third parties.

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

Contingency Plan

Contingency plans for YEAR 2000 related interruptions have been developed and include, but are not limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, and identification of alternate suppliers. All plans were substantially completed by September 30, 1999.


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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 21. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 1999 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                             FOR THREE MONTHS ENDED SEPTEMBER 30,
                                               1999                        1998
                                    Balance  Interest  Rate    Balance  Interest  Rate
ASSETS
Loans, Net of Unearned Interest(1)   889,161  $19,982  8.89% $  819,755 $19,014  9.20%
Taxable Investment Securities        226,769    3,274  5.68%     97,302   1,477  6.02%
Tax-Exempt Investment Securities(2)  101,859    1,516  5.90%     64,944   1,014  6.19%
Funds Sold                            74,691      950  5.05%     56,980     808  5.63%
  Total Earning Assets             1,297,480   25,722  7.86%  1,038,981  22,313  8.52%
Cash & Due From Banks                 62,769                     50,701
Allowance for Loan Losses            (10,139)                   (10,236)
Other Assets                          96,395                     68,958
    TOTAL ASSETS                  $1,446,505                 $1,148,404
LIABILITIES
NOW Accounts                      $  155,441  $   728  1.86% $  109,439  $  467  1.69%
Money Market Accounts                161,532    1,501  3.69%     81,611     597  2.90%
Savings Accounts                     115,628      622  2.13%     99,971     591  2.35%
Other Time Deposits                  541,967    6,644  4.86%    460,963   6,266  5.39%
  Total Int. Bearing Deposits        974,568    9,495  3.87%    751,984   7,921  4.18%
Funds Purchased                       45,826      497  4.30%     34,680     432  4.94%
Other Borrowed Funds                   1,569       16  4.05%      1,399      17  4.82%
Long-Term Debt                        17,525      279  6.32%     17,812     303  6.75%
  Total Interest Bearing
    Liabilities                    1,039,488   10,287  3.93%    805,875   8,673  4.27%
Noninterest Bearing Deposits         259,792                    202,667
Other Liabilities                     17,091                     16,134
    TOTAL LIABILITIES              1,316,371                  1,024,676

SHAREOWNERS' EQUITY
Common Stock                             102                        100
Surplus                                8,998                      8,288
Other Comprehensive Income            (4,246)                       580
Retained Earnings                    125,280                    114,760
  TOTAL SHAREOWNERS' EQUITY          130,134                    123,728
  TOTAL LIABILITIES & EQUITY      $1,446,505                 $1,148,404

Interest Rate Spread                                   3.93%                     4.25%
Net Interest Income                          $15,435                    $13,640
Net Yield on Earning Assets                            4.72%                     5.21%


                                            FOR NINE MONTHS ENDED SEPTEMBER 30,
                                               1998                      1999
                                    Balance  Interest  Rate    Balance Interest  Rate

ASSETS
Loans, Net of Unearned Interest(1)   873,920  $58,253  8.91% $  820,788 $57,152  9.31%
Taxable Investment Securities        234,510    9,971  5.68%     97,168   4,446  6.12%
Tax-Exempt Investment Securities(2)  101,653    4,488  5.90%     65,326   3,063  6.27%
Funds Sold                            84,722    3,042  4.80%     60,066   2,481  5.52%
  Total Earning Assets             1,294,805   75,754  7.82%  1,043,348  67,142  8.60%
Cash & Due From Banks                 63,407                     52,240
Allowance for Loan Losses            (10,141)                   (10,033)
Other Assets                          95,072                     69,231
    TOTAL ASSETS                  $1,443,143                 $1,154,786

LIABILITIES
NOW Accounts                         150,833  $ 2,235  1.89% $  116,521 $ 1,656  1.90%
Money Market Accounts                153,240    4,224  3.69%     81,175   1,724  2.84%
Savings Accounts                     115,497    1,797  2.08%     98,243   1,648  2.24%
Other Time Deposits                  555,736   20,686  4.98%    460,816  18,581  5.39%
  Total Int. Bearing Deposits        975,306   28,942  3.97%    756,755  23,609  4.17%
Funds Purchased                       38,921    1,201  4.13%     38,485   1,455  5.05%
Other Borrowed Funds                   1,387       43  4.14%      1,155      45  5.21%
Long-Term Debt                        18,255      890  6.52%     18,224     915  6.71%
  Total Interest Bearing
    Liabilities                    1,033,869   31,076  4.02%    814,619  26,024  4.27%
Noninterest Bearing Deposits         262,909                    203,401
Other Liabilities                     15,603                     14,671
    TOTAL LIABILITIES              1,312,381                  1,032,691

SHAREOWNERS' EQUITY
Common Stock                             101                        101
Surplus                                8,834                      7,917
Other Comprehensive Income            (1,574)                       629
Retained Earnings                    123,401                    113,448
  TOTAL SHAREOWNERS' EQUITY          130,762                    122,095
  TOTAL LIABILITIES & EQUITY      $1,443,143                 $1,154,786

Interest Rate Spread                                    3.80%                    4.33%
Net interest Income                            $44,678                  $41,118
Net Yield on Earning Assets                             4.61%                    5.27%


(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $927,000 and $2.6 million for the three and nine months ended September 30, 1999, versus $702,000 and $2.4 million, for the comparable periods ended September 30, 1998.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% federal tax rate.


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)

Other Than Trading Portfolio                              September 30, 1999                                       Market
                                Year 1      Year 2      Year 3      Year 4     Year 5      Beyond      Total       Value
Loans
  Fixed Rate                  $103,074    $ 32,318    $ 48,224    $ 46,321    $ 41,280    $ 61,351  $  332,568   $  333,042
    Average Interest Rate        9.59%      10.00%       7.70%       8.58%       7.98%       7.80%       9.14%
  Floating Rate(2)             360,499      31,686      43,405      14,727      35,110      81,965     567,392      568,201
    Average Interest Rate        8.42%       8.27%       8.03%       8.41%       7.96%       7.36%       8.20%
Investment Securities(3)
  Fixed Rate                    68,997      61,721      28,659      26,741      24,787     109,367     320,272      320,272
    Average Interest Rate        5.80%       5.73%       5.62%       5.60%       5.70%       6.16%       5.88%
  Floating Rate                      0           0       9,639           0           0         505      10,144       10,144
    Average Interest Rate            0           0       5.93%           0           0       6.29%       5.95%
Other Earning Assets
  Fixed Rates                        0           0           0           0           0           0           0            0
    Average Interest Rates           0           0           0           0           0           0           0
  Floating Rates                60,254           0           0           0           0           0      60,254       60,254
    Average Interest Rates       4.90%           0           0           0           0           0       4.90%
Total Financial Assets        $592,824    $125,725    $129,927    $ 87,789    $101,177    $266,442  $1,290,630    1,291,913
    Average Interest Rates       7.96%       7.47%       7.22%       7.64%       7.42%       6.79%       7.69%

Deposits(4)
  Fixed Rate Deposits         $468,074    $ 46,331    $ 12,390    $  4,263    $  3,045    $     49  $  534,152      534,251
    Average Interest Rates       4.75%       4.98%       5.16%       5.02%       5.14%       4.89%       4.78%
  Floating Rate Deposits       431,081           0           0           0           0           0     431,081      431,081
    Average Interest Rates       2.65%           0           0           0           0           0       2.65%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  822         694         662         678         698       7,894      11,448       11,764
    Average Interest Rate        6.18%       6.05%       6.10%       6.10%       6.09%       5.98%       6.00%
  Floating Rate Debt            55,509           0           0           0           0           0      55,509       57,042
    Average Interest Rate        4.57%           0           0           0           0           0       4.57%
Total Financial Liabilities   $955,454    $ 44,025    $ 13,052    $  4,941    $  3,743   $   7,943  $1,032,190   $1,034,138
    Average interest Rate        3.79%       5.00%       5.21%       5.17%       5.32%       5.97%       3.89%

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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

27   Financial Data Schedule

(B)  Reports on Form 8-K

On September 16, 1999, the Company an 8-K restating the financial statements to reflect the acquisition of Grady Holding Company and its subsidiaries. The acquisition was accounted for as a pooling-of-interests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)




J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 15, 1999