Form 10-K
period 1999-12-31
CAPITAL CITY BANK GROUP INC
filed 2000-03-30
CIK 726601

Form 10-K

               Securities and Exchange Commission
                     Washington, D.C. 20549

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
                          Exchange Act
                             Of 1934

           For the Fiscal Year Ended December 31, 1999

                 Commission File Number 0-13358

                  CAPITAL CITY BANK GROUP, INC.
              Incorporated in the State of Florida

        I.R.S. Employer Identification Number 59-2273542

  Address: 217 North Monroe Street, Tallahassee, Florida  32301

                    Telephone: (850) 671-0610

   Securities Registered Pursuant to Section 12(g) of the Act:

                  Common Stock - $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, there were issued and outstanding 10,197,712 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol "CCBG." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq on March 1, 2000, was $91.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.



CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 1999 ON FORM 10-K

TABLE OF CONTENTS

PART I
PAGE

Item 1.   Business                                                     3
Item 2.   Properties                                                  16
Item 3.   Legal Proceedings                                           16
Item 4.   Submission of Matters to a Vote of Security Holders         16

PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Shareowner Matters                                          16
Item 6.   Selected Financial Data                                     18
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk   44
Item 8.   Financial Statements and Supplementary Data                 46
Item 9.   Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                         72

PART III

Item 10.  Directors and Executive Officers of the Registrant          72
Item 11.  Executive Compensation                                      72
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  72
Item 13.  Certain Relationships and Related Transactions              72

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                    72



PART I

Item 1.  Business

General

Capital City Bank Group, Inc. ("CCBG" or "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1999, the Company had consolidated total assets of $1.4 billion and shareowners' equity of $132.2 million. Its principal asset is the capital stock of Capital City Bank ("CCB") and First National Bank of Grady County ("FNBGC") (collectively the "Banks"). CCB accounted for approximately 92% of the consolidated assets at December 31, 1999 and approximately 93% of consolidated net income of the Company for the year ended December 31, 1999. In addition to its banking subsidiaries, the Company has five other indirect subsidiaries, Capital City Trust Company, Capital City Securities, Inc., Capital City Mortgage
Company (inactive) and Capital City Services Company, all of which are wholly-owned subsidiaries of Capital City Bank, and First Insurance Agency of Grady County, which is a wholly-owned subsidiary of First National Bank of Grady County.

On May 7, 1999, the Company completed its acquisition of Grady
Holding Company and its subsidiary First National Bank of Grady County. FNBGC is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each if the 60,910 shares of FNBGC. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented.

On December 4, 1998, the Company completed its purchase and assumption transaction with First Union National Bank ("First
Union") and acquired eight of First Union's branch offices which included deposits. The Company paid a premium of $16.9 million, and assumed approximately $219 million in deposits and acquired certain real estate. The premium is being amortized over ten years.

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

Dividends and management fees received from the Banks are the Company's only source of income. Dividend payments by the subsidiaries to CCBG depend on the capitalization, earnings and projected growth of the subsidiaries, and are limited by various regulatory restrictions. See the section entitled "Regulation and Supervision" and Note 4 in the Notes to Consolidated Financial Statements for additional information.
The Company had a total of 678 (full-time equivalent) associates at March 1, 2000. Page 18 contains other financial and statistical information about the Company.

Banking Services

CCB is a Florida chartered bank and FNBGC is a national bank.
The Banks are full service banks, engaged in the commercial and retail banking business, including accepting demand, savings and time deposits, extending credit, originating residential mortgage loans, providing data processing services, asset management services, trust services, retail brokerage services and a broad range of other financial services to corporate and individual customers, governmental entities and correspondent banks.

The Banks are members of the "Star" system which enables customers to utilize their "QuickBucks" or "QuickCheck" cards to access cash at automatic teller machines ("ATMs") or point of sale merchants located throughout the state of Florida. Additionally, customers may access their cash outside Florida through various interconnected ATM networks and merchant locations.

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial customers located throughout North Florida and South Georgia. As of March 1, 2000, the services company is providing computer services to correspondent banks which have relationships with Capital City Bank.

Trust Services

Capital City Trust Company is the investment management arm of Capital City Bank. The Trust Company provides asset management for individuals through agency, personal trust and IRA accounts personal investment management. Pension, profit sharing and 401(k) Plans administration are significant product lines. Associations, endowments and other non-profit entities hire the Trust Company to manage their long-term investment portfolios. Individuals requiring the services of a trustee, personal representative, or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $307 million as of December 31, 1999, with total assets under administration exceeding $360 million.

Brokerage Services

The Company offers access to retail investment products through Capital City Securities, Inc., a wholly-owned subsidiary of Capital City Bank. These products are offered through INVEST Financial Corporation, member NASD and SIPC. Non-deposit investment and insurance products are: not FDIC insured; not deposits, obligations, or guaranteed by any bank, and; are subject to investment risk, including the possible loss of prinicpal amount invested. Capital City Securities, Inc.'s brokers are licensed through INVEST Financial Corporation, and offer a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. Capital City Bank Group and its subsidiaries are not affiliated with INVEST Financial Corporation.

Competition

The banking business is rapidly changing and CCBG and its subsidiaries operate in a highly competitive environment, especially with respect to services and pricing. Recent consolidation of the industry significantly alters the competitive environment within the State of Florida and, management believes, further enhances the Company's competitive position and opportunities in many of its markets. CCBG's primary market area is eightteen counties in Florida and one county in Georgia. In these markets, the Banks compete against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon
County. Capital City Bank's Leon County deposits totaled $456 million, or 37.9%, of the Company's consolidated deposits at December 31, 1999.

The following table depicts CCBG's market share percentage within each respective county, based on total commercial bank deposits within the county.

                                             Market Share
                                         as of September 30(1)(2)
                                     1999       1998       1997
                                    ----------------------------
Capital City Bank:
  Bradford County(4)                 46.1%      53.3%        --
  Citrus County                       4.2%       4.3%       4.4%
  Clay County(4)                      4.6%       5.8%        --
  Dixie County(3)                    15.2%      15.7%        --
  Gadsden County                     29.0%      28.0%      29.8%
  Gilchrist County                   50.0%      50.5%      45.1%
  Gulf County(4)                     39.8%      48.6%        --
  Hernando County                     2.2%       2.0%       2.0%
  Jefferson County                   24.7%      27.1%      28.2%
  Leon County                        21.6%      23.4%      22.8%
  Levy County                        37.4%      37.7%      25.6%
  Madison County                     21.5%      20.6%      22.6%
  Pasco County                        1.6%       1.2%       1.3%
  Putnam County(4)                   24.2%      30.3%        --
  Suwannee County                    20.5%      18.7%      16.6%
  Taylor County                      33.6%      32.7%      36.0%
  Washington County(4)               23.9%      30.0%        --

First National Bank of Grady County
  Grady County(5)                    44.5%      49.0%      42.5%

(1) Obtained from the September 30 Office Level Report published by the Florida Bankers Association for each year.

(2) Does not include Alachua county where Capital City Bank maintains a residential mortgage lending office.

(3)  Entered the market in January 1998.

(4)  Entered the market in December 1998.

(5)  Obtained from the June 30 FDIC/OTS Summary of Deposits Report.


The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 1999.

                        Number of         Number of Commercial
County              Commercial Banks          Bank Offices
---------------------------------------------------------------
Florida:
  Bradford                   3                      3
  Citrus                    10                     37
  Clay                       8                     24
  Dixie                      3                      4
  Gadsden                    4                      9
  Gilchrist                  2                      4
  Gulf                       2                      4
  Hernando                  10                     30
  Jefferson                  2                      2
  Leon                      13                     61
  Levy                       4                     13
  Madison                    5                      5
  Pasco                     17                     84
  Putnam                     5                     11
  Suwannee                   4                      5
  Taylor                     3                      4
  Washington                 3                      3

Georgia:
  Grady(1)                   5                      9

(1)  Obtained from the June 30 FDIC/OTS Summary of Deposits Report.


REGULATORY CONSIDERATIONS

The Company and the Banks must comply with state and federal banking laws and regulations that control virtually all aspects of operations. These laws and regulations generally aim to protect depositors, not shareowners. Particular references to statutes or regulations in this document qualify and supersede any summaries or descriptions of the particular statues or regulations. Any changes in applicable laws or regulations may materially affect the business and prospects of the Company. Such legislative changes or changes in regulator policies may also affect the operations of the Company and the Banks. The Company cannot predict the nature or extent of effects on business or earnings caused by future fiscal or monetary policies, economic control or new federal or state legislation.

Recent Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or associate interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.
In addition, the Financial Services Modernization Act contains provisions that expressly preempt most state laws restricting state banks from owning or acquiring interests in financial affiliates, such as insurance companies. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. A bank holding company may now engage in a full range of financial activities by electing to become a "Financial Holding Company." "Financial activities" are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Board of Governors of the Federal Reserve System ("FRB"), in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank
Holding Company Act of 1956, as amended ("BHCA"), or permitted by regulation.

The Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on the operations of the Company and the Banks in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.

The Company

General

As a result of its ownership of the Banks, the Company is registered as a bank holding company under BHCA, and is regulated by the FRB. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require. The Company has not elected to become a financial holding company under the Financial Services Modernization Act.
If the Company elects to become a financial holding company in the future, many of the restrictions and notice requirements mentioned below would not apply.

Bank Holding Companies

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

Under Florida law, a person proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the State of Florida. Florida statutes define "control" as either (a) indirectly or directly owning, controlling or having power to vote 25 percent or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling or having power to vote 10 percent or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida
Department of Banking and Finance (the "FDBF"). These requirements will effect the Company because CCB is chartered under Florida law and changes in control of the Company are indirect changes in control of CCB. Similar change in control provisions apply to FNBGC under Federal law.

Tying. The BHCA also prohibits bank holding companies and their affiliates from tying the provision of certain services, such as extending credit, to other services offered by the bank holding company or its affiliates.

Capital; Dividends; Source of Strength. The FRB imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to either Bank, and such loans may be repaid from dividends paid from the bank to the Company. The ability of the bank to pay dividends will be subject to regulatory restrictions as described below under "Dividends". The Company is also able to raise capital for contributions to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances in which the Company might not otherwise do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

The FRB, the FDBF and the Federal Deposit Insurance Corporation ("FDIC") collectively have extensive enforcement authority over depository institutions and their holding companies, and this authority has been enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

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

Economic Growth and Regulatory Paperwork Reduction Act of 1996

The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier I capital. This prior notice requirement also applies to commencing a non-banking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

CAPITAL CITY BANK

CCB is a banking institution which is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the FDBF. CCB is a member bank of the Federal Reserve System and its operations are also subject to broad federal regulation and oversight by the FRB.
The deposit accounts of CCB are insured by the FDIC which gives the FDIC certain enforcement powers over CCB. Various consumer laws and regulations also affect the operations of CCB, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

The FDBF supervises and regulates all areas of CCB's operations including, without limitation, making of loans, the issuance of securities, the conduct of CCB's corporate affairs, capital adequacy requirements, the payment of dividends and the establishment or closing of branches.

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

As a state chartered banking institution in the State of Florida, CCB is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept checking accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of CCB's customers.

FIRST NATIONAL BANK OF GRADY COUNTY

FNBGC is a national bank which is chartered by the Office of the Comptroller of the Currency ("OCC") and operates in Sounthern Georgia. FNBGC is subject to supervision, regulation and examination by the OCC, which monitors all areas of the operations of FNBGC, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. FNBGC is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent permitted by law.

RESERVES

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

DIVIDENDS

CCB and FNBGC are subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The FRB may restrict the ability of CCB and the OCC may restrict the ability of FNBGC to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from CCB and FNBGC for its cash needs, including funds for acquisitions and the payment of dividends, interest and operating expenses.

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

INSURANCE OF ACCOUNTS AND OTHER ASSESSMENTS

The Banks' deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC to a maximum of $100,000 for each insured depositor. The federal banking agencies require an annual audit by independent accountants of the Banks and make their own periodic examinations of the Banks. They may revalue assets of an insured institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets, as well as require specific charge-offs relating to such assets. The federal banking agencies may prohibit any FDIC-insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance fund.

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

TRANSACTIONS WITH AFFILIATES

The authority of the Banks to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Banks, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the FRB for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act
("FRA"), member banks and national banks are subject to restrictions regarding transactions with affiliates ("Covered Transactions").

With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is controlled by a company that controls the Banks, a bank or savings association subsidiary of the Banks, any persons who own, control or vote more than 25% of any class of stock of the Banks or the Company and any persons who the Board of Directors determines exercises a controlling influence over the management of the Banks or the Company. The term "affiliate" also includes any company controlled by controlling shareowners of the Banks or the Company and any company sponsored and advised on a contractual basis by the Banks or any subsidiary or affiliate of the Banks. Such transactions between the Banks and their respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness.

Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Banks' capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Banks to affiliates, must be on terms and conditions that are substantially the same, or at least as favorable to the bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Banks generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank ("Principal Shareowners") and their related interests (i.e., any company controlled by such executive officer, director, or Principal Shareowners), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or Principal Shareowners or which is controlled by such executive officers, directors or Principal Shareowners, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O).

Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the banks unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Banks are permitted to extend credit to executive officers.

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

CAPITAL REGULATIONS

The FRB has adopted risk-based, capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The OCC has also adopted substantially similar risk-based, capital adequacy guidelines for national banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareowners' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier
II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The bank regulators also continue to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

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

It should be noted that the minimum ratios referred to above are merely guidelines and the Banks' regulators possess the discretionary authority to require higher ratios with respect to bank holding companies and state-member banks.

The Company and the Banks currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and management of the Company and the Banks is unaware of any violation or alleged violation of these regulations, policies or directives.

INTERSTATE BANKING AND BRANCHING

The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

The Interstate Banking Act also provides that adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states. States were permitted to enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act"). The purpose of the Florida Branching Act was to permit interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the FDBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

FUTURE LEGISLATIVE DEVELOPMENTS

Certain portions of the Financial Services Modernization Act dealing with customer privacy will go into effect in 2000. These measures will change the ways in which financial institutions may transmit nonpublic personal information about their customers to affiliates of the institution as well as to third parties. Also, the Financial Services Modernization Act will preempt many state laws regarding the activities of state-chartered banks. It is likely that the Florida legislature will enact new statutes and rules conforming Florida law to the Financial Services
Modernization Act.   It cannot be predicted whether or in what
form these proposals or any others will be adopted or the extent to which the business of the Company may be affected.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

The commercial banking business in which the Banks engage is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Banks cannot be predicted.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest. Lease payments during 1999 totaled approximately $81,000.

As of March 1, 2000 the Company had forty-eight banking locations. Of the forty-eight locations, the Company leases either the land or buildings (or both) at six locations and owns the land and buildings at the remaining forty-two.

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

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years.
The Company had a total of 1,362 shareowners of record at March 1, 2000.
                                     1999 (1)                   1998 (1)
                       ------------------------------  -------------------------------
                        Fourth  Third   Second  First   Fourth  Third   Second  First
                         Qtr.    Qtr.    Qtr.   Qtr.     Qtr.    Qtr.    Qtr.    Qtr.
                       ------------------------------  -------------------------------
Common stock price:
  High                 $25.00  $31.00  $25.00  $27.63   $31.00  $33.13  $32.67  $32.67
  Low                   20.19   21.00   20.25   22.00    24.13   19.00   29.75   29.25
  Close                 21.50   22.75   25.00   23.31    27.63   29.13   31.38   31.67
Cash dividends
  declared per share(2) .1325     .12     .12     .18      .12     .11    .11     .11

Future payment of dividends will be subject to determination and declaration by the Board of Directors.

(1) All share and per share information have been adjusted to reflect a three-for-two stock split effective June 1, 1998.

(2) 1999 first quarter dividend amount includes a special one-time distribution paid to Grady Holding Company Shareowners of approximately $563,000.

Selected Financial & Other Data (Dollars in Thousands, Except Per Share Data)(1)
                                                 For the Years Ended December 31,
                                       1999        1998        1997        1996       1995
                                   ---------------------------------------------------------
Interest Income                    $   99,685  $   89,010  $   84,981  $   74,406   $ 62,117
Net Interest Income                    58,438      53,762      52,293      45,846     38,763
Provision for Loan Losses               2,440       2,439       2,328       1,863        556
Net Income                             15,252      15,294      14,401      13,219     11,181

Per Common Share:
  Basic Net Income                       1.50        1.51        1.44        1.33       1.13
  Diluted Net Income                     1.50        1.50        1.43        1.33       1.13
  Cash Dividends Declared(2)            .5525         .45         .37         .34        .29
  Book Value                            12.97       12.69       11.54       10.39       9.42

Based on Net Income:
  Return on Average Assets               1.06        1.30        1.30        1.31       1.31
  Return on Average Equity              11.64       12.37       13.10       13.52      12.72
  Dividend Pay-out Ratio(2)             32.86       28.20       26.10       25.45      25.38

Averages for the Year:
  Loans, Net of Unearned
    Interest                       $  884,323  $  824,197  $  770,416  $  631,437   $493,654
  Earning Assets                    1,291,262   1,065,677   1,000,466     908,137    764,259
  Assets                            1,444,069   1,180,785   1,108,088   1,012,480    855,894
  Deposits                          1,237,405     985,119     924,891     856,540    735,966
  Long-Term Debt                       17,274      18,041      19,412      10,895         71
  Shareowners' Equity                 131,058     123,647     109,948      97,738     87,878

Year-End Balances:
  Loans, Net of Unearned
    Interest                       $  928,486  $  844,217  $  775,451  $  745,126   $510,168
  Earning Assets                    1,263,296   1,288,439     998,401     996,827    799,243
  Assets                            1,430,520   1,443,675   1,116,651   1,123,221    905,856
  Deposits                          1,202,658   1,253,553     922,841     952,744    778,161
  Long-Term Debt                       14,258      18,746      18,106      18,847      1,982
  Shareowners' Equity                 132,216     128,862     115,807     103,009     93,058
  Equity to Assets Ratio                 9.24%       8.93%      10.37%       9.17%     10.27%

Other Data:
  Basic Average Shares
    Outstanding                    10,174,945  10,146,393  10,031,116   9,908,762  9,869,267
  Shareowners of Record(3)              1,362       1,334       1,234       1,045        973
  Banking Locations(3)                     48          46          39          38         32
  Full-Time Equivalent Associates(3)      678         677         637         617        544

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 2-for-1 stock split effective April, 1, 1997, and the 3-for-2 stock split effective June 1, 1998.

(2) 1999 dividend amount includes a special one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.

(3)   As of March 1st of the following year.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The following analysis reviews important factors affecting the financial condition and results of operations of Capital City Bank Group, Inc., for the periods shown below. The Company has made, and may continue to make, various forward-looking statements with respect to financial and business matters that involve numerous assumptions, risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements: general and local economic conditions, competition for the Company's customers from other banking and financial institutions, government legislation and regulation, changes in interest rates, the impact of rapid growth, significant changes in the loan portfolio composition, and other risks described in the Company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

This section provides supplemental information which should be read in conjunction with the consolidated financial statements and related notes. The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 1999 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." The subsidiary banks are referred to as the "Banks", "CCB", or "FNBGC".

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

All prior period share and per share data have been restated to reflect a three-for-two stock split effective June 1, 1998, a two-for-one stock split effective April 1, 1997, and the acquisition of Grady Holding Company, which was accounted for under the pooling-of-interests method of accounting.

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of First National Bank of Grady County.

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

The bank is headquartered in Tallahassee and, as of December 31, 1999, had forty-seven offices covering seventeen counties in Florida and one county in Georgia.

EARNINGS ANALYSIS

Earnings, including the effects of merger-related expenses and intangible amortization, were $15.3 million in 1999 and 1998, or $1.50 per diluted share. This compares to $14.4 million, or $1.43 per diluted share in 1997. During 1999, merger-related expenses, net of taxes, totaled $1.2 million, or $.12 per diluted share, compared to $75,000, or $.01 per diluted share in 1998 and $403,000, or $.04 per diluted share in 1997. Amortization of intangible assets, net of taxes, in 1999 totaled $1.9 million, or $.19 per diluted share, compared to $928,000, or $.09 per diluted share in 1998 or $731,000, or $.07 per diluted share in 1997.

In 1999, excluding merger-related expenses, earnings increased $1.1 million, or 7.0%, due primarily to revenue growth. Operating revenues (defined as taxable equivalent net interest income) grew $7.2 million, or 9.3%, over 1998. This and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)(1)

                                            For the Years Ended December 31,
                                              1999        1998        1997
                                           ---------------------------------
Interest Income                            $ 99,685     $89,010     $84,981
Taxable Equivalent Adjustments                1,761       1,402       1,610
                                           --------     -------     -------
Total Interest Income (FTE)                 101,446      90,412      86,591
Interest Expense                             41,247      35,248      32,688
                                           --------     -------     -------
Net Interest Income (FTE)                    60,199      55,164      53,903
Provision for Loan Losses                     2,440       2,439       2,328
Taxable Equivalent Adjustments                1,761       1,402       1,610
                                           --------     -------     -------
Net Interest Income After Provision
   for Loan Losses                           55,998      51,323      49,965
Noninterest Income                           24,761      22,584      19,484
Noninterest Expense                          58,028      50,444      47,836
                                           --------     -------     -------
Income Before Income Taxes                   22,731      23,463      21,613
Income Taxes                                  7,479       8,169       7,212
                                           --------     -------     -------
Net Income                                 $ 15,252     $15,294     $14,401
                                           ========     =======     =======
Basic Net Income Per Share                 $   1.50     $  1.51     $  1.44
                                           ========     =======     =======
Diluted Net Income Per Share               $   1.50     $  1.50     $  1.43
                                           ========     =======     =======

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 2-for-1 stock split effective April 1, 1997, and the 3-for-2 stock split effective June 1, 1998.


Net Interest Income

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets,less interest expense paid on interest bearing liabilities. An analysis of the Company's net interest income, including average yields and rates, is presented in Tables 2 and 3. This information is presented on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 1999, taxable equivalent net interest income increased $5.0 million, or 9.1%. This follows an increase of $1.3 million, or 2.4% in 1998, and $6.3 million, or 13.2%, in 1997. The increase in taxable equivalent net interest income during 1999 is due to growth in earning assets attributable to the assumption of deposits from First Union. The favorable impact of asset growth was partially offset by declining yields reflecting the overall change in the earning asset mix.

Table 2
AVERAGE BALANCES AND INTEREST RATES(Taxable Equivalent Basis - Dollars in Thousands)
                                               1999                               1998                                1997
                               ----------------------------------------------------------------------------------------------------
                                  Average                Average     Average               Average      Average             Average
                                  Balance    Interest     Rate       Balance     Interest   Rate        Balance    Interest   Rate
                               ----------------------------------------------------------------------------------------------------
Assets:
 Loans, Net of Unearned
   Interest(1)(2)              $  884,323   $ 78,646     8.89%    $  824,197    $76,104    9.23%    $  770,416    $72,365    9.39%
 Taxable Investment
   Securities                     232,085     13,229     5.70        107,484      6,417    5.97        124,576      7,919    6.36
 Tax-Exempt Investment
   Securities(2)                  101,994      6,013     5.89         67,297      4,315    6.41         69,956      4,693    6.71
 Funds Sold                        72,860      3,558     4.88         66,699      3,576    5.36         35,518      1,614    4.54
                               ----------   --------     ----      ---------    -------    ----     ----------    -------    ----
    Total Earning Assets        1,291,262    101,446     7.86      1,065,677     90,412    8.48      1,000,466     86,591    8.66

 Cash & Due From Banks             67,410                             53,293                            53,255
 Allowance For Loan Losses        (10,132)                           (10,056)                           (9,736)
 Other Assets                      95,529                             71,871                            64,103
                               ----------                         ----------                        ----------
    TOTAL ASSETS               $1,444,069                         $1,180,785                        $1,108,088
                               ==========                         ==========                        ==========

Liabilities:
 NOW Accounts                  $  155,584   $  3,134     2.01%    $  119,134    $ 2,223    1.87%    $  115,663    $ 1,978    1.71%
 Money Market Accounts            155,594      5,766     3.71         86,244      2,562    2.97         83,684      2,510    3.00
 Savings Accounts                 115,789      2,453     2.12        101,007      2,243    2.22         95,323      2,008    2.11
 Other Time Deposits              546,433     26,962     4.93        469,087     25,091    5.35        433,300     22,934    5.29
                               ----------   --------     ----     ----------    -------    ----     ----------    -------    ----
    Total Interest
      Bearing Deposits            973,400     38,315     3.94        775,472     32,119    4.14        727,970     29,430    4.04
 Funds Purchased                   40,920      1,756     4.29         37,797      1,842    4.87         31,518      1,659    5.26
 Other Short-Term Borrowings        1,397         60     4.30          1,190         62    5.21          5,976        315    5.27
 Long-Term Debt                    17,274      1,116     6.46         18,041      1,225    6.79         19,412      1,284    6.61
                               ----------   --------     ----     ----------    -------    ----     ----------    -------    ----
    Total Interest Bearing
      Liabilities               1,032,991     41,247     3.99        832,500     35,248    4.23        784,876     32,688    4.16
 Noninterest Bearing Deposits     264,005   --------     ----        209,647    -------    ----        196,921    -------    ----
 Other Liabilities                 16,015                             14,991                            16,343
                               ----------                         ----------                        ----------
    TOTAL LIABILITIES           1,313,011                          1,057,138                           998,140

Shareowners' Equity:
 Common Stock                         102                                102                               100
 Additional Paid-In Capital         8,882                              8,040                             5,831
 Retained Earnings                122,074                            115,505                           104,017
                               ----------                         ----------                        ----------
    TOTAL SHAREOWNERS' EQUITY     131,058                            123,647                           109,948
                               ----------                         ----------                        ----------
    TOTAL LIABILITIES AND
      SHAREOWNERS' EQUITY      $1,444,069                         $1,180,785                        $1,108,088
                               ==========                         ==========                        ==========
Interest Rate Spread                                     3.87%                             4.25%                             4.50%
                                                         ====                              ====                              ====
Net Interest Income                         $ 60,199                            $55,164                           $53,903
                                            ========                            =======                           =======
Net Interest Margin(3)                                   4.67%                             5.18%                             5.39%
                                                         ====                              ====                              ====

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $3.5 million, $3.2 million and $3.0 million in 1999, 1998, and 1997, respectively.

(2)  Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3)  Taxable equivalent net interest income divided by earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)
(Taxable Equivalent Basis - Dollars in Thousands)

                                             1999 Changes from 1998                 1998 Changes from 1997
                                        ----------------------------------------------------------------------
                                                           Due To                                 Due To
                                                           Average                                Average
                                                    --------------------                   -------------------
                                          Total     Volume         Rate          Total     Volume        Rate
                                        ----------------------------------------------------------------------
EARNING ASSETS:
  Loans, Net of Unearned Interest(2)    $ 2,542     $ 5,550      $(3,008)       $3,739     $5,050     $(1,311)
  Investment Securities
    Taxable                               6,812       7,439         (627)       (1,502)    (1,087)       (415)
    Tax-Exempt                            1,698       2,224         (526)         (378)      (178)       (200)
  Funds Sold and Interest
    Bearing Deposits                        (18)        330         (348)        1,962      1,416         546
                                        -------     -------      -------        ------     ------     -------
Total                                    11,034      15,543       (4,509)        3,821      5,201      (1,380)
                                        -------     -------      -------        ------     ------     -------
Interest Bearing Liabilities:
  NOW Accounts                              911         682          229           245        (59)        186
  Money Market Accounts                   3,204       2,060        1,144            52        (77)        (25)
  Savings Accounts                          210         328         (118)          235       (120)        115
  Other Time Deposits                     1,871       4,138       (2,267)        2,157     (1,893)        264
  Short-Term Borrowings                     (88)        163         (251)          (70)        78        (148)
  Long-Term Debt                           (109)        (52)         (57)          (59)       (91)         32
                                        -------     -------      -------        ------     ------     -------
Total                                     5,999       7,319       (1,320)        2,560     (2,136)        424
                                        -------     -------      -------        ------     ------     -------
Changes in Net Interest Income          $ 5,035     $ 8,224      $(3,189)       $1,261     $3,065     $(1,804)
                                        =======     =======      =======        ======     ======     =======

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

For the year 1999, taxable equivalent interest income increased $11.0 million, or 12.2%, over 1998, compared to an increase of $3.8 million, or 4.4%, in 1998 over 1997. The Company's taxable equivalent yield on average earning assets of 7.86% represents a 62 basis point decrease from 1998, compared to a 18 basis point decline in 1998 over 1997. During 1999, interest income was positively impacted by purchase of approximately $200 million in investment securities in the fourth quarter of 1998 and continued loan growth. This was partially offset by lower yields on earning assets resulting from the change in the earning asset mix and increased competition. The loan portfolio, which is the largest and highest yielding component of average earning assets, decreased from 81.3% in the fourth quarter of 1998, to 68.5% in the comparable quarter of 1999, reflecting the acquisition of $219 million in deposits from First Union.

Interest expense increased $6.0 million, or 17.0%, over 1998, compared to an increase of $2.6 million, or 7.8%, in 1998 over 1997. The higher level of interest expense in 1999 is attributable to the assumption of deposits from First Union. The average rate paid on interest-bearing liabilities was 3.99% in 1999, compared to 4.23% and 4.16%, in 1998 and 1997, respectively. The decrease in the average rate during 1999 is a direct result of a shift in the mix of deposits. As a percent of average deposits, Certificates of Deposit (a higher cost deposit product) declined to 44.1% in 1999, from 47.6% in 1998, and 46.9% in 1997. The reduction in interest expense attributable to the shift in mix was partially offset by an increase in the average rate paid on money market accounts.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 38 and 25 basis points in 1999 and 1998, respectively. The decrease in 1999 is attributable to the change in earning asset mix resulting from the assumption as discussed above. The decrease in 1998 is attributable to the lower yield on earning assets resulting from the lower rate environment.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 4.67% in 1999, compared to 5.18% in 1998 and 5.39% in 1997. In 1999, the shift in the earning asset mix resulted in a 51 basis point decline in the margin.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial
Condition."

Provision for Loan Losses

The provision for loan losses was $2.4 million in 1999 and 1998, compared to $2.3 million in 1997. The provision approximates total net charge-offs for 1999 and 1998. The Company's credit quality measures improved with a nonperforming assets ratio of
 .42% compared to .79% at year-end 1998, and a net charge-off ratio of .26% versus .28% in 1998.

At December 31, 1999, the allowance for loan losses totaled $9.9 million compared to $9.8 million in 1998. At year-end 1999, the allowance represented 1.07% of total loans and 332% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                         1999      1998     1997
                                       ---------------------------
Provision for Loan Losses as a
  Multiple of Net Charge-offs            1.0x      1.1x     1.1x
Pre-tax Income Plus Provision
  for Loan Losses as a Multiple
  of Net Charge-offs                    10.8x     11.4x    11.3x

Noninterest Income

In 1999, noninterest income increased $2.2 million, or 9.6%, and represented 29.1% of taxable equivalent operating revenue, compared to $3.1 million, or 15.9%, and 29.0% in 1998. The increase in the level of noninterest income is attributable to all major categories with the exception of data processing revenues and gains on the sale of 1-4 family loans. Factors affecting noninterest income are discussed below.

Service charges on deposit accounts increased $1.4 million, or 16.8%, in 1999, compared to a decrease of $453,000, or 5.0%, in 1998. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The increase in 1999 reflects a fee increase implemented in November 1998 and an increase in the number of accounts. The decrease in 1998 is primarily attributable to higher compensating balances and an increase in charged-off deposit accounts.

Data processing revenues decreased $662,000, or 18.8%, in 1999 versus an increase of $363,000, or 11.5%, in 1998. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. In 1999, the decrease reflects lower processing revenues with government agencies. In 1999, processing revenues for non-financial entities represented approximately 33% of the total processing revenues, down from 45% in 1998, reflecting growth in processing revenues for financial entities and a decline in revenues for non-financial entities. In 1998, the Company changed its method of income recognition on data processing revenues from the cash to the accrual method. This resulted in a one-time adjustment which increased revenues by $225,000.

In 1999, trust fees increased $466,000, or 26.5%, compared to $559,000, or 46.5% in 1998. Increases in both years were attributable to growth in assets under management. At year-end 1999, assets under management totaled $307.5 million, reflecting growth of $46.3 million, or 17.7%. For the comparable period in 1998, assets under management totaled $261.2 million, reflecting growth of $75.5 million, or 40.6%.

Other noninterest income increased $1.0 million, or 12.0%, in 1999 versus an increase of $2.5 million, or 41.2% in 1998. The increase in 1999 was attributable to ATM fees, brokerage revenues, business manager fees, interchange commission fees and gains on the sale of bank assets. The increase in other noninterest income in 1998 was attributable to ATM fees, brokerage revenues, and gains recognized on the sale of real estate loans.

Noninterest income as a percent of average assets was 1.71% in 1999, compared to 1.91% in 1998 and 1.76% in 1997.

Noninterest Expense

Noninterest expense for 1999 was $58.0 million, an increase of $7.6 million, or 15.0%, over 1998, compared with an increase of $2.6 million, or 5.5%, in 1998 over 1997. Factors impacting the Company's noninterest expense during 1999 and 1998 are discussed below.

The Company's aggregate compensation expense in 1999 totaled $29.0 million, an increase of $2.4 million, or 8.9%, over 1998. The increase was primarily in salaries to the addition of nine offices and normal raises. In 1998, total compensation increased $678,000, or 2.6%, over 1997. Salaries increased $1.5 million due to normal raises and staff additions. In addition to acquisitions, the Company added staff to capitalize on competitive opportunities arising as a result of mergers of other commercial banks within its market. Offsetting the increase in salaries were reductions in pension expense and stock incentives.

Occupancy expense (including furniture, fixtures & equipment) increased by $1.3 million, or 14.8%, in 1999, compared to $566,000, or 6.9%, in 1998. The addition of eight offices acquired from First Union resulted in higher costs in all occupancy categories. The most significant increases occurred in premises rental, utilities, and maintenance costs. The increase in 1998 was attributable to higher cost for maintenance and repair which increased $502,000, or 18.7%.

Merger-related expenses totaled $1.4 million, $115,000 and $655,000, in 1999, 1998 and 1997 respectively. The costs for 1999 and 1998 were attributable to the acquisition of Grady Holding Company and its subsidiaries. In 1997, merger-related expenses represent restructuring changes associated with the consolidation of three subsidiary banks into Capital City Bank.

Other noninterest expense increased $2.6 million and $1.43 million in 1999 and 1998, or 17.0% and 10.0%, respectively. The increase in 1999 was attributable to: (1) an increase in amortization expense of approximately $1.6 million due to the acquisition of First Union offices; (2) an increase in telephone expense of $281,000, as a result of implementing a wide-area network; (3) an increase in postage costs of $383,000 due to postal rate increase and higher volume with the addition of the new offices; and (4) YEAR 2000 expenses. The increase in 1998 was attributable to: (1) an increase in amortization expense of approximately $335,000 due to the acquisitions of First Federal-Florida and First Union offices; (2) an increase in advertising costs of $463,000 due to greater product and market development; and (3) an increase in printing and supplies costs of $143,000.

Net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization, as a percent of average assets) was 2.01% in 1999 compared to 2.25% in 1998 and 2.42% in 1997. The Company's efficiency ratio (expressed as noninterest expense, net of intangible amortization and special charges, as a percent of taxable equivalent operating revenues) was 63.4%, 63.3%, and 63.1% in 1999, 1998, and 1997,
respectively.

Income Taxes

The consolidated provision for federal and state income taxes was $7.5 million in 1999 compared to $8.2 million in 1998 and $7.2 million in 1997. The decrease in the 1999 tax provision from 1998 is primarily attributable to the higher level of tax-exempt income.

The effective tax rate was 32.9% in 1999, 34.8% in 1998, and 33.4% in 1997. These rates differ from the statutory tax rates due primarily to tax-exempt income. The decrease in the effective tax rate for 1999 is primarily attributable to the increasing level of tax-exempt income relative to pre-tax income. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 26.5% in 1999, 18.0% in 1998, and 21.7% in 1997.

FINANCIAL CONDITION

Average assets increased $263.3 million, or 22.3%, from $1.2 billion in 1998 to $1.4 billion in 1999. Average earning assets increased to $1.3 billion in 1999, a $225.6 million, or 21.2%, increase over 1998. Average investment securities and average loans increased $159.3 million and $60.0 million, or 91.1% and 7.3%, respectively, and accounted for 70.6% and 27.7% of the total growth in average earning assets. Loan growth in 1999 was funded primarily through deposits acquired through acquisitions and maturities in the investment portfolio.

Table 2 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Local markets were generally improved during 1999. Loan growth was strong throughout the year with the residential portfolio representing a significant portion of the growth. The First Union acquisition completed in the fourth quarter of 1998 increased the number of markets served and enhanced the Company's line of products and services. Price and product competition remained strong during 1999. There has been demand for both fixed and variable rate, longer-term financing.

Although management is continually evaluating alternative sources of revenue, lending is a major component of the Company's business and is key to profitability. While management strives to grow the Company's loan portfolio, it can do so only by adhering to sound lending principles applied in a prudent and consistent manner. Management consistently strives to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings.

Table 4
SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                1998 to     Percentage                   Components
                                 1999        of Total            of Average Earning Assets
                                Change        Change              1999      1998     1997
                               -----------------------------------------------------------
Loans:
  Commercial, Financial
    and Agricultural           $  8,167         3.6%               7.2%      8.0%     8.3%
  Real Estate - Construction      7,392         3.3                4.3       4.5      4.5
  Real Estate - Mortgage         37,445        16.6               44.2      49.9     49.1
  Consumer                        7,122         3.2               12.8      14.9     15.1
                               --------       -----              -----     -----    -----
    Total Loans                  60,126        26.7               68.5      77.3     77.0
                               --------       -----              -----     -----    -----
Securities:
  Taxable                       124,601        55.2               18.0      10.1     12.4
  Tax-Exempt                     34,697        15.4                7.9       6.3      7.0
                               --------       -----              -----     -----    -----
    Total Securities            159,298        70.6               25.9      16.4     19.4
                               --------       -----              -----     -----    -----
Funds Sold                        6,161         2.7                5.6       6.3      3.6
                               --------       -----              -----     -----    -----
    Total Earning Assets       $225,585       100.0%             100.0%    100.0%   100.0%
                               ========       =====              =====     =====    =====

The Company's average loan-to-deposit ratio decreased from 83.7% in 1998 to 71.5% in 1999. This compares to an average loan-to-deposit ratio in 1997 of 83.3%. The lower average loan-to-deposit ratio reflects the assumption of deposits from First Union. The generation of loans during 1999 increased the fourth quarter loan-to-deposit ratio to 74.1%.

Real estate loans, combined, represented 71.1% of total loans in 1999 versus 70.3% in 1998. See the section entitled "Risk
Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 1999, based upon maturities. Demand loans and overdrafts are reported in the category of one year or less. As a percent of the total portfolio, loans with fixed interest rates have decreased from 41.6% in 1998, to 33.0% in 1999.

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

Table 5
LOANS BY CATEGORY
(Dollars in Thousands)
                                                As of December 31,
                              ----------------------------------------------------
                                 1999       1998       1997       1996      1995
                              ----------------------------------------------------
Commercial, Financial and
  Agricultural                $ 98,894   $ 91,246   $ 82,641   $ 82,724   $ 67,975
Real Estate - Construction      62,166     51,790     51,098     46,415     32,848
Real Estate - Mortgage         214,036    542,044    492,778    472,052    288,716
Real Estate - Residential(1)   383,536          -          -          -          -
Consumer                       169,854    159,137    148,934    143,935    120,629
                              --------   --------   --------   --------   --------
    Total Loans, Net of
      Unearned Interest       $928,486   $844,217   $775,451   $745,126   $510,168
                              ========   ========   ========   ========   ========

(1)  Real Estate - Residential loan information included in Real
     Estate - Mortgage category for 1998, 1997, 1996 and 1995.


Table 6
LOAN MATURITIES
(Dollars in Thousands)
                                               Maturity Periods
                               ----------------------------------------------
                                             Over One       Over
                                One Year      Through       Five
                                Or Less     Five Years      Years     Total
                               ----------------------------------------------
Commercial, Financial and
  Agricultural                 $ 32,367      $ 55,892     $ 10,635   $ 98,894
Real Estate                     104,335        68,149      487,254    659,738
Consumer                         42,862       122,876        4,116    169,854
                               --------      --------     --------   --------
    Total                      $179,564      $246,917     $502,005   $928,486
                               ========      ========     ========   ========

Loans with Fixed Rates         $ 73,132      $153,327     $ 79,966   $306,425
Loans with Floating or
  Adjustable Rates              106,432        93,590      422,039    622,061
                               --------      --------     --------   --------
    Total                      $179,564      $246,917     $502,005   $928,486
                               ========      ========     ========   ========

The allowance for loan losses at December 31, 1999 of $9.9 million compares to $9.8 million at year-end 1998. The allowance as a percent of total loans was 1.07% in 1999 versus 1.16% in 1998. There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing the allowance, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 1999, is adequate to absorb losses from loans in the portfolio as of year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the past five years. The allocation of the allowance is developed using management's best estimates based upon available information such as regulatory examinations, internal loan reviews and historical data and trends. The allocation by loan category reflects a base level allocation derived primarily by analyzing the level of problem loans, specific reserves and historical charge-off data. Current and forecasted economic conditions, and other judgmental factors which cannot be easily quantified (e.g. concentrations), are not presumed to be included in the base level allocations, but instead are covered by the unallocated portion of the reserve. The Company faces a geographic concentration as well as a concentration in real estate lending. Both risks are cyclical in nature and must be considered in establishing the overall allowance for loan losses. Reserves in excess of the base level reserves are maintained in order to properly reserve for the losses inherent in the Company's portfolio due to these concentrations and anticipated periods of economic difficulties. As part of its YEAR 2000 contingency plan (discussed on page 41), the Company has reviewed its significant borrowers and allocated reserves to address the impact of the YEAR 2000 issue.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

                                              For the Years Ended December 31,
                                   ---------------------------------------------
                                    1999      1998      1997      1996     1995
                                   ---------------------------------------------
Balance at Beginning of Year       $9,827    $9,662    $9,450    $7,522   $8,412
Acquired Reserves                       -         -         -     1,769        -

Charge-Offs:
Commercial, Financial
  and Agricultural                    480       127       568       594      601
Real Estate - Construction              -        15        31         -        -
Real Estate - Mortgage                354     1,011       485       119      139
Real Estate - Residential(1)          251         -         -         -        -
Consumer                            2,113     2,004     1,978     1,691    1,310
                                   ------    ------    ------    ------   ------
    Total Charge-Offs               3,198     3,157     3,062     2,404    2,050
                                   ------    ------    ------    ------   ------
Recoveries:
Commercial, Financial
  and Agricultural                    142        72       378       235      204
Real Estate - Construction              -       142         -         3        -
Real Estate - Mortgage                 84       176        83         -       10
Real Estate - Residential(1)           11         -         -         -        -
Consumer                              623       493       485       462      413
                                   ------    ------    ------    ------   ------
    Total Recoveries                  860       883       946       700      627
                                   ------    ------    ------    ------   ------
Net Charge-Offs                     2,338     2,274     2,116     1,704    1,423
                                   ------    ------    ------    ------   ------
Provision for Loan Losses           2,440     2,439     2,328     1,863      533
                                   ------    ------    ------    ------   ------
Balance at End of Year             $9,929    $9,827    $9,662    $9,450   $7,522
                                   ======    ======    ======    ======   ======
Ratio of Net Charge-Offs
  to Average Loans Outstanding       .26%      .28%      .28%      .27%     .29%
                                   ======    ======    ======    ======   ======
Allowance for Loan Losses as a
  Percent of Loans at End of Year   1.07%     1.16%     1.25%     1.27%    1.47%
                                   ======    ======    ======    ======   ======
Allowance for Loan Losses as a
  Multiple of Net Charge-Offs       4.25x     4.32x     4.57x     5.55x    5.29x
                                   ======    ======    ======    ======   ======

(1) Real Estate - Residential Charge-off and recovery information included in Real Estate - Mortgage category for 1998, 1997, 1996 and 1995.

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

The Company's nonperforming loans decreased $2.2 million, or 42.3%, from a level of $5.2 million at December 31, 1998 to $3.0 million at December 31, 1999. During 1999, loans totaling approximately $4.0 million were added, while loans totaling $6.2 million were removed from nonaccruing status. Of the $6.2 million removed from the nonaccrual category, $3.5 million consisted of principal reductions, $780,000 represented loans transferred to ORE, $1.2 million consisted of loans brought current and returned to an accrual status and loans refinanced, and $727,000 was charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses. A majority of the Company's charge-offs in 1999 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.


Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

                         1999               1998             1997              1996              1995
                    ----------------------------------------------------------------------------------------
                            Percent           Percent           Percent           Percent           Percent
                            of Loans          of Loans          of Loans          of Loans          of Loans
                            in Each           in Each           in Each           in Each           in Each
                    Allow-  Category  Allow-  Category  Allow-  Category  Allow-  Category  Allow-  Category
                     ance   To Total   ance   To Total   ance   To Total   ance   To Total   ance   To Total
                    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                    ----------------------------------------------------------------------------------------
Commercial, Financial
and Agricultural    $1,648   10.7%    $1,330   10.8%    $  665    10.7%   $  605    11.1%   $  708    13.3%
Real Estate:
  Construction         379    6.7        468    6.1        382     6.6       274     6.2       177     6.4
  Mortgage           2,340   23.0      2,664   64.2      2,078    63.5     3,282    63.4     2,886    56.6
  Residential(1)       160   41.3          -      -          -       -         -       -         -       -
Consumer             2,301   18.3      2,175   18.9      2,137    19.2     1,875    19.3     1,213    23.7
Not Allocated        3,101      -      3,190      -      4,400       -     3,414       -     2,538       -
                    ------  -----     ------  -----     ------   -----    ------   -----    ------   -----
    Total           $9,929  100.0%    $9,827  100.0%    $9,662   100.0%   $9,450   100.0%   $7,522   100.0%
                    ======  =====     ======  =====     ======   =====    ======   =====    ======   =====

(1) Real Estate - Residential allowance for loan losses information included in Real Estate - Mortgage category for 1998, 1997, 1996 and 1995.

Table 9
RISK ELEMENT ASSETS
(Dollars in Thousands)

                                                  As of December 31,
                                   -------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------------------------------------------
Nonaccruing Loans                  $2,965   $4,996   $1,403   $2,811   $3,151
Restructured                           26      195      224      262    1,686
                                   ------   ------   ------   ------   ------
    Total Nonperforming Loans       2,991    5,191    1,627    3,073    4,837
Other Real Estate                     934    1,468    1,244    1,489    1,001
                                   ------   ------   ------   ------   ------
    Total Nonperforming Assets     $3,925   $6,659   $2,871   $4,562   $5,838
                                   ======   ======   ======   ======   ======
Past Due 90 Days or More           $  781   $1,124   $  994   $  638   $  317
                                   ======   ======   ======   ======   ======
Nonperforming Loans to Loans         .32%     .61%     .21%     .41%     .95%
                                   ======   ======   ======   ======   ======
Nonperforming Assets to Loans,
  Plus Other Real Estate             .42%     .79%     .37%     .61%    1.14%
                                   ======   ======   ======   ======   ======
Nonperforming Assets to Capital(1)  2.76%    4.80%    2.28%    4.06%    5.81%
                                   ======   ======   ======   ======   ======
Reserve to Nonperforming Loans    331.96%  189.31%  593.85%  307.52%  155.51%
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

Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $317,000 higher for the year ended December 31, 1999.

Restructured loans are those with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower.

Other real estate totaled $934,000 at December 31, 1999 versus $1.5 million at December 31, 1998. This category includes property owned by Capital City Bank which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 1999, the Company added properties totaling $1.4 million (including parcels of bank premises) and partially or completely liquidated properties totaling $2.0 million, resulting in a net decrease in other real estate of approximately $600,000. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $5.8 million at December 31, 1999.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At December 31, 1999, approximately 71% of the portfolio consisted of real estate loans. Residential properties comprise approximately 58.1% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 1999, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 1999, the Company's average investment portfolio increased $159.3 million, or 91.1%, compared to a decrease of $19.8 million, or 10.2% in 1998. As a percentage of average earning assets, the investment portfolio represented 25.5% in 1999, compared to 16.4% in 1998. The increase in the portfolio was attributable to the purchase of approximately $200.0 million in investment securities in December 1998, as a result of the assumption of deposits from First Union.

In 1999, average taxable investments increased $124.6 million, or 115.9%, while tax-exempt investments increased $34.7 million, or 51.6%. Since the enactment of the Tax Reform Act of 1986, which significantly reduced the tax benefits associated with tax-exempt investments, management has monitored the level of tax-exempt investments. The tax-exempt portfolio, as a percent of average earning assets, has declined from 18.9% in 1986 to 7.9% in 1999. Management continues to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities may be classified as held-to-maturity, available-for-sale or trading.
As of December 31, 1999, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, in the accumulated other comprehensive income component of shareowners' equity. At December 31, 1999, shareowners' equity included a net unrealized loss of $6.2 million, compared to a gain of $678,000 at December 31, 1998. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 1999 and 1998, was 3.38 and 2.98 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 1999, was 5.74% versus 5.75% in 1998. The quality of the municipal portfolio at such date is depicted in the chart below. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 1999.

Table 10 and Note 3 in Notes to Consolidated Financial Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.

MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)


Moody's Rating    Amortized Cost    Percentage
----------------------------------------------
AAA                 $ 65,439          63.9%
AA-1                   3,904           3.8
AA-2                   3,936           3.8
AA-3                   2,286           2.2
AA                       301            .3
A-1                    2,746           2.7
A-2                    2,135           2.1
A-3                      196            .2
A                      1,009           1.0
BAA                      418            .4
Not Rated(1)          20,003          19.6
                    --------         -----
    Total           $102,373         100.0%
                    ========         =====

(1) Of the securities not rated by Moody's, $13.7 million are rated "A" or higher by S&P.


Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                            As of December 31, 1999
                                ------------------------------------------------
                                                                   Weighted
(Dollars in Thousands)          Amortized Cost   Market Value   Average Yield(1)
--------------------------------------------------------------------------------
U. S. GOVERNMENTS
  Due in 1 year or less            $ 23,388         $ 23,197         5.33%
  Due over 1 year thru 5 years       75 840           73,408         5.46
  Due over 5 years thru 10 years          -                -            -
  Due over 10 years                       -                -            -
                                   --------         --------         ----
    TOTAL                            99,228           96,605         5.43

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less              19,217           19,227         6.57
  Due over 1 year thru 5 years       47,147           46,546         6.18
  Due over 5 years thru 10 years     37,373           36,190         6.09
  Due over 10 years                     575              528            -
                                   --------         --------         ----
    TOTAL                           104,312          102,491         6.19

MORTGAGE-BACKED SECURITIES(2)
  Due in 1 year or less                 146              143         6.17
  Due over 1 year thru 5 years       78,436           75,106         5.71
  Due over 5 years thru 10 years      6,458            6,151         6.32
  Due over 10 years                       -                -            -
                                   --------         --------         ----
    TOTAL                            85,040           81,400         5.75

OTHER SECURITIES
  Due in 1 Year or less               2,000            1,998         5.25
  Due over 1 year thru 5 years       34,584           32,597         5.72
  Due over 5 years thru 10 years        500              496         6.12
  Due over 10 years(3)                5,288            5,605         6.90
                                   --------         --------         ----
    TOTAL                            42,372           40,696         5.58
                                   --------         --------         ----
Total Investment Securities        $330,952         $321,192         5.81%
                                   ========         ========         ====

(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2)  Based on weighted average life.

(3) Federal Home Loan Bank Stock and Federal Reserve Bank Stock do not have stated maturities.


AVERAGE MATURITY (In Years)
AS OF DECEMBER 31, 1999

U.S. Governments                       2.75
State and Political Subdivisions       3.62
Mortgage-Backed Securities             4.14
Other Securities                       2.72
                                       ----
    TOTAL                              3.38
                                       ====

Deposits and Funds Purchased

Average total deposits increased from $1.0 billion in 1998 to $1.2 billion in 1999, representing an increase of $252.3 million, or 25.6%, compared with an increase of $60.2 million, or 6.5%, in 1998. In 1999, the annual average increase is attributable to a full year impact of the assumption of deposits from First Union and the continued success of the CashPower Money Market Account. The increase was partially offset by declines in Certificates of Deposit, attributable to the maturities of high yielding, promotional certificates and a more competitive deposit market. In 1998, the increase is attributable to the acquisition of First Federal-Florida and internal growth.

The Company continues to experience a notable increase in competition for deposits, in terms of both rate and product. The Company introduced CashPower, a higher yielding money market product in the fourth quarter of 1998. The new CashPower product has doubled from 1998 levels and represents 42.4% of the money market balance at year-end 1999.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other borrowings, increased $3.3 million, or 8.5%. See Note 8 in the Notes to Consolidated Financial Statements for further information.


Table 11
SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)

                         1998 to     Percentage
                          1999        of Total      Components of Total Deposits
                         Change        Change        1999       1998       1997
                        --------------------------------------------------------
Noninterest Bearing
  Deposits              $ 54,358        21.5%        21.3%      21.3%      21.1%
NOW Accounts              36,450        14.4         12.6       12.1       12.5
Money Market Accounts     69,350        27.5         12.6        8.8        9.2
Savings                   14,782         5.9          9.4       10.2       10.3
Other Time Deposits       77,346        30.7         44.1       47.6       46.9
                        --------       -----        -----      -----      -----
    Total Deposits      $252,286       100.0%       100.0%     100.0%     100.0%
                        ========       =====        =====      =====      =====

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER (Dollars in Thousands)
                                          December 31, 1999
                              -----------------------------------------
                              Time Certificates of Deposit      Percent
                              -----------------------------------------
Three months or less                  $ 48,199                     47.4%
Over three through six months           46,838                     46.0
Over six through twelve months           4,392                      4.3
Over twelve months                       2,313                      2.3
                                      --------                    -----
    Total                             $101,742                    100.0%
                                      ========                    =====

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

As of December 31, 1999, the Company had a $25.0 million credit facility under which $22 million was currently available. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 2001. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the lenders' Cost of Funds rate ("COF"), plus or minus increments thereof. The LIBOR or COF rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. On July 1, 1996, the Company borrowed $15.0 million in connection with the acquisition of First Financial. In 1999, the Company reduced the amount of debt to $3.0 million. The average interest rate during 1999 was 7.06%.

The Company's credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. As of year-end 1999, the Company was in compliance with all contractual and/or regulatory requirements.

At December 31, 1999, the Company had $11.3 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of twelve loans. The interest rates are fixed and the weighted average rate at December 31, 1999 was 6.01%. Required annual principal reductions approximate $600,000, with the remaining balances due at maturity ranging from 2001 to 2018. The debt was used to match-fund selected lending activities and is secured by investment securities and first mortgage residential real estate loans which are included in the Company's loan portfolio. See Note 9 in the Notes to Consolidated Financial Statements for additional information as to the Company's long-term debt.

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 1999, the Company had $307.1 million in commitments to extend credit and $2.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments.
If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures will approximate $4.0 to $5.0 million over the next twelve months. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareowners' equity as of December 31, for each of the last three years is presented below.

Shareowners' Equity
(Dollars in Thousands)

                                      1999       1998      1997
                                    ------------------------------
Common Stock                        $    102   $    102   $    101
Additional Paid-in Capital             9,249      8,561      6,544
Retained Earnings                    129,055    119,521    108,555
                                    --------   --------   --------
  Subtotal                           138,406    128,184    115,200
                                    --------   --------   --------
Accumulated Other Comprehensive
  Income, Net of Tax                  (6,190)       678        607
                                    --------   --------   --------
Total Shareowners' Equity           $132,216   $128,862   $115,807
                                    ========   ========   ========

The Company continues to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 9.24%, 8.93% and 10.37%, in 1999, 1998 and 1997, respectively.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. Capital City Bank Group, Inc., exceeded these capital guidelines, with a total risk-based capital ratio of 12.27% and a Tier 1 ratio of 11.23%, compared to 11.11% and 10.14%, respectively, in 1998.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 1999, the Company had a leverage ratio of 7.92% compared to 7.84% in 1998. See Note 13 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

Dividends declared and paid totaled $.5525 per share in 1999. Included in this amount, was approximately $563,000 of a one-time special distribution paid to Grady Holding Company shareowners. During the fourth quarter of 1999 the quarterly dividend was raised 10.4% from $.12 per share to $.1325 per share. The Company declared dividends of $.43 per share in 1998 and $.37 per share in 1997. The dividend payout ratio was 32.9%, 28.2%, and 26.1% for 1999, 1998 and 1997, respectively. Dividends declared per share in 1999 represented a 28.5% increase over 1998.

At December 31, 1999, the Company's common stock had a book value of $12.97 per share compared to $12.69 in 1998. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 1999, the net unrealized loss was $6.2 million. At December 31, 1998, the Company had a net unrealized gain of $678,000 and thus the net impact on equity for the year was a decrease in book value of approximately $6.9 million.

The Company began a stock repurchase plan in 1989, which remains in effect and provides for the repurchase of up to 900,000 shares. As of December 31, 1998, the Company had repurchased
790,740 shares under the plan.  No shares were repurchased during 1999.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. The Company issued 5,706 shares in 1999 under this plan.

The Company also offers stock purchase plans to its associates and directors. In 1999, 20,409 shares were issued under these plans.

The Board of Directors approved a Dividend Reinvestment and
Optional Stock Purchase Plan for the Company in December 1996.
In 1999 and 1998, shares for this plan were purchased in the open market, and thus there were no newly issued shares under this plan.

The Company offers a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all of the Company associates who meet the minimum age requirement. The Plan is designed to enable participants to elect to have an amount withheld from their compensation in any plan year and placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation. During 1999 and 1998, no contributions were made by the Company. The participants may choose to invest their contributions into seven investment funds, including CCBG common stock.

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

YEAR 2000 COMPLIANCE

Introduction

The YEAR 2000 issue created challenges with respect to the automated systems used by financial institutions and other companies. Many programs and systems were not able to recognize the year 2000, or that the new millennium is a leap year. The problem was not limited to computer systems. YEAR 2000 issues could have potentially affected every system that has an embedded microchip containing this flaw.

The YEAR 2000 challenge impacts the Company, as many of its transactions are date sensitive. The Company also is effected by the ability of its vendors, suppliers, customers and other third parties to be YEAR 2000 compliant.

State of Readiness

The Company addressed the YEAR 2000 challenges in a prompt and responsible manner and dedicated significant resources to do so. An assessment of the Company's automated systems and third party operations was completed and a plan was implemented. The Company's YEAR 2000 compliance plan ("Y2K Plan") had nine phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) renovation, (5) testing and implementation, (6) risk assessment, (7) customer awareness, (8) contingency
planning, and (9) verification.   The Company has completed
phases one through eight and the last section of Phase 9 pertaining to leap year will be completed in February 2000.

(1) Project Management: The Company assigned primary responsibility for the YEAR 2000 project to the President of Capital City Services Company, a wholly owned subsidiary of Capital City Bank Group, Inc. Also, the Company hired an outside consultant to assist in project administration. Monthly updates were provided to senior management and quarterly updates were provided to the Board of Directors in order to assist them in overseeing the Company's readiness.

(2) Awareness: The Company defined the YEAR 2000 problem and gained executive level support for allocation of the resources necessary to renovate and/or upgrade all systems. A YEAR 2000
team was established and met regularly.   The strategy developed
for YEAR 2000 compliance covered in-house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers.

(3) Assessment: Information Technology "IT" and non-IT systems were assessed and mission critical applications that could potentially be affected were identified. Mission critical was defined as anything that may have a material adverse effect on the Company if not YEAR 2000 compliant.

(4) Renovation: The Company upgraded and replaced IT and non-IT systems where appropriate, and all such replacements were complete by June 30, 1999.

(5) Testing and Implementation: The Company's testing and implementation of Mission Critical systems is complete.

(6) Risk Assessment: Lending officers were trained on YEAR 2000 issues and have documented YEAR 2000 readiness of borrowers. Significant borrowers were mailed a questionnaire and were assigned a YEAR 2000 risk rating by the Company. Appropriate responses to credit requests took YEAR 2000 into consideration.
A similar assessment was conducted of deposit customers relative to liquidity risk. Investment and funding strategies were planned to ameliorate any potential risk in this area.

(7) Customer Awareness: During the fourth quarter of 1999, the Company continued its comprehensive plan to increase customer awareness of the YEAR 2000 issue and to inform customers of the bank's efforts to become compliant. This plan included posting information on the Company's web site, distribution of quarterly press releases, statement stuffers and lobby brochures. Associate training was conducted to assure that customers were provided with accurate information about the Company's Y2K readiness. Company officials participated in a community question and answer program.

(8) Contingency Planning: The Company completed a Business Resumption/Contingency Plan for the YEAR 2000. This plan incorporated back-up systems and procedures for core business processes, should any unforeseen disruptions occur. This plan was substantially completed by September 30, 1999.

(9) Verification: The Verification process was completed during the actual Century Date Change, with the exception of leap year due February, 2000. This involved verifying successful transition to the YEAR 2000 of all systems and applications, at all critical dates and functions to the YEAR 2000. Monitoring and reporting protocol were established for this phase.

Estimated Costs to Address the Company's YEAR 2000 Issues

Costs directly related to YEAR 2000 issues are estimated to be $780,000 from 1998 to 2000, of which approximately 95% has been spent as of December 31, 1999. Approximately 75% of the total spending represent costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant YEAR 2000 related costs on behalf of its vendors, suppliers, customers and other third parties.

Risks of the Company's YEAR 2000 Issues

The YEAR 2000 presents certain risks to the Company and its operations. Some risks are present because the Company purchased technology applications from other parties who face YEAR 2000 challenges and additional risks that are inherent in the business of banking. Management identified the following potential risks that could have had a material adverse effect on the Company's business.

1. The Company's subsidiary banks may have experienced a liquidity problem if there were any significant amount of deposits withdrawn by customers who have uncertainties associated with the YEAR 2000. This did not occur. The Company implemented a contingency plan to ensure there were appropriate levels of funding available.

2. The Company's operations could be materially affected by the failure of third parties who provide mission critical IT and non-IT systems. The Company identified its mission critical third parties and monitored their Y2K Plan progress. In response to this concern, the Company identified and contacted the third parties who provide mission critical applications. The Company received YEAR 2000 compliance assurances from third parties who provide mission critical applications and monitored and tested their efforts for YEAR 2000 compliance. The Company currently knows of no material liability due to this risk.

3. The Company's ability to operate effectively in the YEAR 2000 could be adversely affected by the ability to communicate and to access utilities. The Company established a contingency plan to address this situation. Currently, no problems have materialized due to this risk.

4. The Company's subsidiary banks lend significant amounts to businesses and contractors in our market area. If the businesses are adversely affected by the YEAR 2000 issues, their ability to repay loans could be impaired and increased credit risk could affect the Company's financial performance. As part of the Company's Y2K Plan, the Company identified its significant borrowers and documented their YEAR 2000 readiness and risk to the Company. Currently, no businesses or contractors have been identified that are affected by this risk.

5. Sanctions could be imposed against the Company if it does not meet deadlines or follow timetables established by the federal and state governmental agencies, which regulate the Company and its subsidiaries. The Company has incorporated the regulatory guidelines for YEAR 2000 into its Y2K Plan. No sanctions were imposed.

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

Year 2000

The company experienced no known Year 2000 problems that were material.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 133 "Accounting for Derivative Instruments of Hedging Activities" as amended. The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material impact on reported results of operations of the Company.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table 13. This table presents the Company's consolidated interest rate sensitivity position as of year-end 1999 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 13 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table 13
FINANCIAL ASSETS AND LIABILITITES MARKET RISK ANALYSIS(1)
December 31, 1999
Other Than Trading Portfolio

                                                         December 31,
                                  --------------------------------------------------------
(Dollars in Thousands)              2000         2001        2002        2003        2004       Beyond     Total    Fair Value
                                  --------------------------------------------------------------------------------------------
Loans
  Fixed Rate                      $ 63,254    $ 26,201    $ 40,831    $ 45,912    $ 40,385    $ 89,842  $  306,425  $  303,194
    Average Interest Rate            9.27%       9.91%       8.99%       8.49%       8.06%       7.01%       8.97%
  Floating Rate(2)                 398,744      28,515      54,419      23,785      42,189      74,409     622,061     615,501
    Average Interest Rate            8.82%       8.32%       8.34%       8.38%       8.24%       7.54%       8.53%
Investment Securities(3)
  Fixed Rate                        84,178      49,348      31,821      21,836      21,230     103,428     311,841     311,841
    Average Interest Rate            5.75%       5.78%       5.57%       5.57%       5.79%       6.36%       5.94%
  Floating Rate                          -           -       8,846           -           -         505       9,351       9,351
    Average Interest Rate                -           -       5.93%           -           -       6.29%       5.95%
Other Earning Assets
  Fixed Rates                            -           -           -           -           -           -           -           -
    Average Interest Rates               -           -           -           -           -           -           -
  Floating Rates                    13,618           -           -           -           -           -      13,618      13,618
    Average Interest Rates           5.43%           -           -           -           -           -       5.43%
Total Financial Assets            $559,794    $104,064    $135,917    $ 91,533    $103,804    $268,184  $1,263,296  $1,253,505
    Average Interest Rates           8.33%       7.52%       7.73%       7.77%       7.67%       6.90%       7.95%

Deposits(4)
  Fixed Rate Deposits             $442,360    $ 43,326    $ 11,049    $  4,158    $  2,459   $      50  $  503,402    $501,618
    Average Interest Rates           4.76%       5.03%       5.08%       5.10%       4.78%       4.90%       4.79%
  Floating Rate Deposits           446,116           -           -           -           -           -     446,116     446,116
    Average Interest Rates           2.77%           -           -           -           -           -       2.77%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                      822         647         662         678         698       7,751      11,258      11,226
    Average Interest Rate            5.94%       6.10%       6.10%       6.10%       6.09%       5.98%       6.00%
  Floating Rate Debt                69,275           -           -           -           -           -      69,275      69,080
    Average Interest Rate            4.68%           -           -           -           -           -       4.66%
Total Financial Liabilities       $958,573    $ 43,973    $ 11,711    $  4,836    $  3,157    $  7,801  $1,030,051  $1,028,040
    Average interest Rate            3.88%       5.05%       5.14%       5.24%       5.07%       5.97%       3.92%

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

Item 8. Financial Statements and Supplementary Data


Table 14
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)
                                             1999                                         1998
                        -------------------------------------------  ----------------------------------------------
                           Fourth     Third      Second     First       Fourth      Third      Second      First
                        ---------- ---------- ---------- ----------  ----------- ----------  ----------  ----------
Summary of Operations:
  Interest Income       $   25,366 $   25,236 $   24,816 $   24,267  $   22,904  $   21,974  $   22,402  $   21,730
  Interest Expense          10,171     10,287     10,476     10,313       9,224       8,673       8,822       8,529
                        ---------- ---------- ---------- ----------  ----------  ----------  ----------  ----------
  Net Interest Income       15,195     14,949     14,340     13,954      13,680      13,301      13,580      13,201
    Provision for
    Loan Loss                  510        610        580        740         657         618         618         546
                        ---------- ---------- ---------- ----------  ----------  ----------  ----------  ----------
  Net interest Income
    After Provision
    for Loan Loss           14,685     14,339     13,760     13,214      13,023      12,683      12,962      12,655
  Noninterest Income         6,204      6,269      6,185      6,103       6,260       5,271       5,847       5,206
  Merger Expense                10         74      1,277          -         115           -           -           -
  Noninterest Expense       14,012     14,072     14,591     13,992      13,150      12,090      12,747      12,342
                        ---------- ---------- ---------- ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes             6,867      6,462      4,077      5,325       6,018       5,864       6,062       5,519
  Provision for
    Income Taxes             2,548      2,089      1,182      1,660       2,146       2,057       2,065       1,901
                        ---------- ---------- ---------- ----------  ----------  ----------  ----------  ----------
  Net Income            $    4,319 $    4,373 $    2,895 $    3,665  $    3,872  $    3,807  $    3,997  $    3,618
                        ========== ========== ========== ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)        $   15,521 $   15,435 $   14,822 $   14,420  $   14,046  $   13,640  $   13,922  $   13,557

Per Common Share:
  Net Income Basic      $      .42 $      .43 $      .28 $      .36  $      .39  $      .37  $      .39  $      .36
  Net Income Diluted           .42        .43        .28        .36         .39         .37         .39         .36
  Dividends Declared(2)      .1325        .12        .12        .18         .12         .11         .11         .11
  Book Value                 12.97      12.85      12.59      12.82       12.69       12.43       12.10       11.80
  Market Price:
    High                     25.00      30.00      25.00      27.63       31.00       33.13       32.67       32.67
    Low                      20.19      21.00      20.25      22.00       24.13       19.00       29.75       29.25
    Close                    21.50      22.75      25.00      23.31       27.63       29.13       31.38       31.67

Selected Average
Balances:
  Total Assets          $1,446,815 $1,446,505 $1,452,215 $1,430,533  $1,257,934  $1,148,404  $1,156,186  $1,147,054
  Earning Assets         1,280,746  1,297,481  1,304,093  1,282,679   1,131,933   1,038,981   1,043,578   1,035,971
  Loans, Net of Unearned   915,194    892,161    878,976    850,161     834,315     819,755     823,432     809,949
  Total Deposits         1,235,002  1,234,360  1,247,452  1,232,816   1,059,192     954,652     962,719     952,511
  Total Shareowners'
    Equity                 131,932    130,134    131,234    130,929     128,250     123,728     121,686     119,455
  Common Equivalent
    Shares:
      Basic                 10,179     10,179     10,172     10,170      10,158      10,158      10,140      10,123
      Diluted               10,201     10,195     10,187     10,185      10,179      10,158      10,140      10,123
Ratios:
  ROA                        1.18%      1.20%       .80%      1.04%       1.22%       1.32%       1.39%       1.28%
  ROE                       12.99%     13.33%      8.85%     11.35%      11.98%      12.20%      13.18%      12.28%
  Net Interest
    Margin (FTE)             4.82%      4.73%      4.56%      4.56%       4.92%       5.21%       5.35%       5.31%

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

(2) First quarter 1999 dividend amount includes a special one-time distribution paid to Grady Holding Company shareowners of approximately
     $563,000.


CONSOLIDATED FINANCIAL STATEMENTS

48  Report of Independent Certified Public Accountants

49  Consolidated Statements of Income

50  Consolidated Statements of Financial Condition

51  Consolidated Statements of Changes in Shareowners' Equity

52  Consolidated Statements of Cash Flows

53  Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)(1)
                                              For the Years Ended December 31,
                                              1999         1998         1997
INTEREST INCOME                             ----------------------------------
Interest and Fees on Loans                  $78,527      $75,989      $72,213
Investment Securities:
  U.S. Treasury                               1,430        1,889        1,943
  U.S. Government Agencies/Corp.              9,313        3,879        5,590
  States and Political Subdivisions           4,371        3,028        3,235
  Other Securities                            2,486          649          386
Funds Sold & Interest Bearing Deposits        3,558        3,576        1,614
                                            -------      -------      -------
     Total Interest Income                   99,685       89,010       84,981

INTEREST EXPENSE
Deposits                                     38,315       32,119       29,430
Short-Term Borrowings                         1,816        1,904        1,974
Long-Term Debt                                1,116        1,225        1,284
                                            -------      -------      -------
     Total Interest Expense                  41,247       35,248       32,688
                                            -------      -------      -------

Net Interest Income                          58,438       53,762       52,293
Provision for Loan Losses                     2,440        2,439        2,328
                                            -------      -------      -------
Net Interest Income After Provision for
    Loan Losses                              55,998       51,323       49,965
                                            -------      -------      -------
NONINTEREST INCOME
Service Charges on Deposit Accounts           9,973        8,541        8,994
Data Processing                               2,861        3,523        3,160
Income from Fiduciary Activities              2,227        1,761        1,202
Securities Transactions                         (12)          87          (15)
Other                                         9,712        8,672        6,143
                                            -------      -------      -------
     Total Noninterest Income                24,761       22,584       19,484
                                            -------      -------      -------
NONINTEREST EXPENSE
Salaries and Associate Benefits              28,969       26,597       25,602
Occupancy, Net                                4,466        3,530        3,214
Furniture and Equipment                       5,647        5,280        5,030
Merger Expense                                1,361          115          655
Other                                        17,585       14,922       13,335
                                            -------      -------      -------
     Total Noninterest Expense               58,028       50,444       47,836
                                            -------      -------      -------

Income Before Income Taxes                   22,731       23,463       21,613
Income Taxes                                  7,479        8,169        7,212
                                            -------      -------      -------

NET INCOME                                  $15,252      $15,294      $14,401
                                            =======      =======      =======

BASIC NET INCOME PER SHARE                  $  1.50      $  1.51      $  1.44
                                            =======      =======      =======

DILUTED NET INCOME PER SHARE                $  1.50      $  1.50      $  1.43
                                            =======      =======      =======

Basic Average Common Shares Outstanding      10,175       10,146       10,031
                                            =======      =======      =======

Diluted Average Common Shares Outstanding    10,196       10,168       10,061
                                            =======      =======      =======

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)(1)
                                                       As of December 31,
                                                    1999               1998
ASSETS                                           -----------------------------
Cash and Due From Banks                          $   79,454         $   68,398
Funds Sold                                           13,618             72,625
Investment Securities, Available-for-Sale           321,192            371,597

Loans, Net of Unearned Interest                     928,486            844,217
  Allowance for Loan Losses                          (9,929)            (9,827)
                                                 ----------         ----------
     Loans, Net                                     918,557            834,390

Premises and Equipment                               37,834             37,171
Intangibles                                          25,149             28,772
Other Assets                                         34,716             30,722
                                                 ----------         ----------
       Total Assets                              $1,430,520         $1,443,675
                                                 ==========         ==========
LIABILITIES
Deposits:
  Noninterest Bearing Deposits                   $  253,140         $  287,904
  Interest Bearing Deposits                         949,518            965,649
                                                 ----------         ----------
     Total Deposits                               1,202,658          1,253,553

Short-Term Borrowings                                66,275             25,199
Long-Term Debt                                       14,258             18,746
Other Liabilities                                    15,113             17,315
                                                 ----------         ----------
     Total Liabilities                            1,298,304          1,314,813

SHAREOWNERS' EQUITY
Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding            -                  -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 10,190,069 and 10,163,919 shares
  issued and outstanding                                102                102
Additional Paid-In Capital                            9,249              8,561
Retained Earnings                                   129,055            119,521
Accumulated Other Comprehensive
  Income, Net of Tax                                 (6,190)               678
                                                 ----------         ----------
     Total Shareowners' Equity                      132,216            128,862
                                                 ----------         ----------
       Total Liabilities and
          Shareowners' Equity                    $1,430,520         $1,443,675
                                                 ==========         ==========

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

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except per Share Data)(1)

                                                                        Accumulated Other
                                               Additional                 Comprehensive
                                     Common     Paid-In      Retained     (Loss) Income,
                                     Stock      Capital      Earnings      Net of Taxes           Total
                                     --------------------------------------------------------------------
Balance, December 31, 1996            $100       $4,942     $ 97,881          $    86           $103,009
Net Income                                                    14,401                              14,401
Cash Dividends ($.37 per share)                               (3,727)                             (3,727)
Issuance of Common Stock                 1        1,602                                            1,603
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                        521                521
                                      ----       ------     --------          -------           --------
Balance, December 31, 1997             101        6,544      108,555              607            115,807
Net Income                                                    15,294                              15,294
Cash Dividends($.45 per share)                                (4,328)                             (4,328)
Issuance of Common Stock                 1        2,017                                            2,018
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                         71                 71
                                      ----       ------     --------          -------           --------
Balance, December 31, 1998             102        8,561      119,521              678            128,862
Net Income                                                    15,252                              15,252
Cash Dividends($.5525 per share)(2)                           (5,718)                             (5,718)
Issuance of Common Stock                            688                                              688
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                     (6,868)            (6,868)
                                      ----       ------     --------          -------           --------
Balance, December 31, 1999            $102       $9,249     $129,055          $(6,190)          $132,216
                                      ====       ======     ========          =======           ========

(1)  All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998

(2)  Dividend amount includes a special one-time distribution paid to Grady
     Holding Company shareowners of approximately $563,000.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                               For the Years Ended December 31,
                                                 1999         1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:          --------     --------   --------
Net Income                                     $ 15,252     $ 15,294   $ 14,401
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses                         2,440        2,439      2,328
Depreciation                                      3,708        3,565      3,404
Net Securities Amortization                       1,417          758        695
Amortization of Intangible Assets                 2,833        1,191        856
(Gain) on Sale of Investment Securities              12          (87)        15
Non-Cash Compensation                               260          869        563
Deferred Income Taxes                              (225)         133        213
Net (Increase) in Other Assets                     (230)     (11,019)    (1,710)
Net (Decrease) Increase in Other Liabilities     (1,000)       3,125      1,572
                                               --------     --------   --------
Net Cash Provided by Operating Activities        24,467       16,268     22,337
                                               --------     --------   --------
CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale      104,189       84,524     69,569
Purchase of Investment Securities
  Available-for-Sale                            (66,031)    (123,537)   (10,488)
Net Increase in Loans                           (86,608)     (26,388)   (34,812)
Net Cash Received From (Used In) Acquisitions         -       36,726          -
Purchase of Premises & Equipment                 (4,471)      (4,323)    (2,192)
Sales of Premises & Equipment                       100          407      1,379
                                               --------     --------   --------
Net Cash (Used in) Provided By
  Investing Activities                          (52,821)     (32,591)    23,456
                                               --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITES:
Net (Decrease) Increase in Deposits             (50,895)      55,082    (30,011)
Net Increase (Decrease) in Short-Term Borrowings 41,076      (20,914)    10,156
Borrowing from Long-Term Debt                     2,262        8,241      2,210
Repayment of Long-Term Debt                      (6,750)      (7,600)    (2,951)
Dividends Paid(1)                                (5,718)      (4,281)    (3,726)
Issuance of Common Stock                            428        1,148      1,126
                                               --------     --------   --------
Net Cash (Used in) Provided By
  Financing Activities                          (19,597)      31,676    (23,197)
                                               --------     --------   --------
Net (Decrease) Increase in Cash
  and Cash Equivalents                          (47,951)      15,353     22,596
Cash and Cash Equivalents at Beginning
  of Year                                       141,023      125,670    103,074
                                               --------     --------   --------
Cash and Cash Equivalents at End
  of Year                                      $ 93,072     $141,023   $125,670
                                               ========     ========   ========
Supplemental Disclosures:

Interest Paid on Deposits                      $ 38,822     $ 31,179   $ 31,147
                                               ========     ========   ========

Interest Paid on Debt                          $  2,849     $  3,128   $  3,258
                                               ========     ========   ========

Taxes Paid                                     $  6,137     $  8,470   $  7,308
                                               ========     ========   ========

Loans Transferred To Other Real Estate         $  1,344     $  2,011   $  2,701
                                               ========     ========   ========

(1) Dividend amount includes a special one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc., and its subsidiaries (the "Company"), all of which are wholly-owned. The historical financial statements have been restated for the acquisition of Grady Holding Company and its subsidiaries which were accounted for as a pooling-of-interests (see Note 2). All material intercompany transactions and accounts have been eliminated.

The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry. Prior year financial statements and other information have been reclassified to conform to the current year presentation and to reflect a two-for-one stock split effective April 1, 1997, and a three-for-two stock split effective June 1, 1998. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

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

Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with the various acquisitions. All intangible assets are being amortized on the straight-line method over various periods ranging from five to 25 years with the majority being written off over an average life of approximately 15 years. The amortization of all intangible assets was approximately $2.8 million in 1999, $1.2 million in 1998, and $856,000 in 1997.

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

Note 2
ACQUISITIONS

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of First National Bank of Grady County.
The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented. Separate results of operations of the combined entities for the three years ended December 31, 1998 are as follows:

(Dollars in thousands)
                         1999(1)       1998         1997
                        -------      -------      -------
Net Interest Income:
CCBG                    $16,784      $47,911      $46,524
GHC                       1,906        5,851        5,769
                        -------      -------      -------
  Combined              $18,690      $53,762      $52,293

Net Income:
CCBG                    $ 4,034      $13,188      $12,438
GHC                         609        2,106        1,963
                        -------      -------      -------
  Combined              $ 4,643      $15,294      $14,401

(1)  For the period January 1, 1999 through May 7, 1999.

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

Note 3
INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:
                                                   1999
                            Amortized    Unrealized     Unrealized    Market
(Dollars in Thousands)        Cost         Gains          Losses      Value
-----------------------------------------------------------------------------
U.S. Treasury              $ 20,047        $  4           $   70     $ 19,981
U.S. Government Agencies
  and Corporations           79,181           -            2,557       76,624
States and Political
  Subdivisions              104,312          74            1,895      102,491
Mortgage-Backed Securities   85,040          88            3,728       81,400
Other Securities             42,372           -            1,676       40,696
                           --------        ----           ------     --------
  Total Investment
    Securities             $330,952        $166           $9,926     $321,192

                                                   1998
                            Amortized    Unrealized     Unrealized    Market
(Dollars in Thousands)        Cost         Gains          Losses      Value
-----------------------------------------------------------------------------
U.S. Treasury              $ 30,618       $  203           $  -      $ 30,821
U.S. Government Agencies
  and Corporations           74,035          247            319        73,963
States and Political
  Subdivisions               94,917        1,159             24        96,052
Mortgage-Backed Securities   93,183          205            443        92,945
Other Securities             77,770          159            113        77,816
                           --------       ------           ----      --------
  Total Investment
    Securities             $370,523       $1,973           $899      $371,597
                           ========       ======           ====      ========

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years is as follows:

(Dollars in Thousands)

               Total              Gross              Gross
Year          Proceeds        Realized Gains    Realized Losses
---------------------------------------------------------------
1999          $86,213              $  1               $13
1998          $46,861              $117               $30
1997          $37,964              $ 18               $33

Total proceeds include principal reductions in mortgage-backed securities and proceeds from securities which were called of $17,992,000, $27,236,000, and $29,091,000 in 1999, 1998, and 1997,
respectively.

As of December 31, 1998, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)              Amortized Cost   Market Value
-----------------------------------------------------------------
Due in one year or less              $ 44,605         $ 44,422
Due after one through five years      157,571          152,551
Due after five through ten years       37,873           36,686
Over ten years                          5,863            6,133
Mortgage-Backed Securities             85,040           81,400
                                     --------         --------
   Total Investment Securities       $330,952         $321,192
                                     ========         ========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $139,672,000 and $66,934,000 at December 31, 1999, and 1998, respectively, were pledged to secure public deposits and for other purposes.

Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)               1999              1998
-------------------------------------------------------------
Commercial, Financial and
  Agricultural                     $ 98,894          $ 91,246
Real Estate - Construction           62,166            51,790
Real Estate - Mortgage              214,036           542,044
Real Estate - Residential(1)        383,536                 -
Consumer                            169,854           159,137
                                   --------          --------
    Total Loans,
      Net of Unearned Interest     $928,486          $844,217
                                   ========          ========

(1)  Real Estate - Residential loan information included in Real
     Estate - Mortgage category for 1998.

Nonaccruing loans amounted to $2,965,000 and $4,996,000 at December 31, 1999 and 1998, respectively. Restructured loans amounted to $26,000 and $195,000 at December 31, 1999 and 1998, respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $317,000 higher in 1999 and $384,000 higher in 1998.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)                 1999      1998      1997
----------------------------------------------------------------
Balance, Beginning of Year            $9,827    $9,662    $9,450
Provision for Loan Losses              2,440     2,439     2,328
Recoveries on Loans
  Previously Charged-Off                 860       883       946
Loans Charged-Off                     (3,198)   (3,157)   (3,062)
                                      ------    ------    ------
Balance, End of Year                  $9,929    $9,827    $9,662
                                      ======    ======    ======

Selected information pertaining to impaired loans, at December 31, is as follows:

                                       1999                   1998
                                     Valuation              Valuation
(Dollars in Thousands)           Balance   Allowance    Balance  Allowance
--------------------------------------------------------------------------
With Related Credit Allowance    $   25       $3        $2,433     $427
Without Related Credit Allowance  1,238        -         1,347        -
Average Recorded Investment for
  the Period                      1,871        -         4,985        -

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the years ended December 31, 1999, 1998 and 1997, the Company recognized $74,000, $84,000, and $140,000, in interest income on impaired loans, of which $57,000, $31,000, and $138,000 and was collected in cash, respectively.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)         1999                1998
--------------------------------------------------------
Land                         $ 9,289             $ 9,259
Buildings                     33,948              32,399
Fixtures and Equipment        30,229              27,522
                             -------             -------
  Total                       73,466              69,180
Accumulated Depreciation     (35,632)            (32,009)
                             -------             -------
Premises and Equipment, Net  $37,834             $37,171
                             =======             =======

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)      1999              1998
----------------------------------------------------
NOW Accounts              $182,794          $154,069
Money Market Accounts      157,825           124,691
Savings Accounts           105,498           118,570
Other Time Deposits        503,401           568,319
                          --------          --------
   Total                  $949,518          $965,649
                          ========          ========

Time deposits in denominations of $100,000 or more totaled
$101,742,000 and $103,791,000 at December 31, 1999 and 1998,
respectively.

At December 31, 1998, the scheduled maturities of other time deposits were as follows:

2000                       $442,360
2001                         43,326
2002                         11,049
2003                          4,158
2004 and thereafter           2,508
                           --------
                           $503,401
                           ========

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December 31, 1999 and 1998, were $34,402,000 and $27,187,000 respectively.

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)       1999           1998           1997
----------------------------------------------------------------
NOW Accounts               $ 3,134        $ 2,223        $ 1,978
Money Market Accounts        5,766          2,562          2,510
Savings Accounts             2,453          2,243          2,008
Other Time Deposits         26,962         25,091         22,934
                           -------        -------        -------
  Total                    $38,315        $32,119        $29,430
                           =======        =======        =======

Note 8
SHORT-TERM BORROWINGS
Short-term borrowings included the following at December 31:

                                                       Securities
                                           Federal     Sold Under      Other
                                            Funds      Repurchase    Short-Term
(Dollars in Thousands)                    Purchased    Agreements    Borrowings
--------------------------------------------------------------------------------
1999
Balance                                     $28,050      $36,439       $1,786
Maximum indebtedness at any month end        28,050       41,114        1,786
Daily average indebtedness outstanding       12,997       27,923        1,397
Average rate paid for the year                4.87%        4.02%        4.31%
Average rate paid on period-end borrowings    4.20%        3.53%        4.22%

1998
Balance                                     $ 6,120      $17,042       $2,037
Maximum indebtedness at any month end        29,255       18,770        2,037
Daily average indebtedness outstanding       22,159       15,635        1,190
Average rate paid for the year                5.19%        4.43%        5.23%
Average rate paid on period-end borrowings    3.79%        6.15%        3.88%

Note 9
LONG-TERM DEBT

Long-term debt included the following at December 31:

(Dollars in Thousands)                                     1999          1998
------------------------------------------------------------------------------
Federal Home Loan Bank Note
  Due on December 19, 2005, fixed rate of 6.04%          $ 1,542       $ 1,652
  Due on December 13, 2006, fixed rate of 6.20%            1,002         1,068
  Due on March 14, 2013, fixed rate of 6.13%                 938           975
  Due on September 20, 2013, fixed rate of 5.64%           1,334         1,387
  Due on December 17, 2018, fixed rate of 6.33%            1,949         2,000
  Due on December 24, 2018, fixed rate of 5.34%              857           875
  Due on January 26, 2014, fixed rate of 5.75%             1,499             -
  Due on May 27, 2014, fixed rate of 5.92%                   720             -
  Due on December 16, 2004, fixed rate of 6.52%              313         1,000
  Due on December 16, 2004, fixed rate of 6.52%              172           361
  Due on April 24, 2007, fixed rate of 7.30%                 419           581
  Due on October 10, 2001, fixed rate of 5.00%               324           475
IBM Note Payable
  Due on December 31, 2000, fixed rate of 3.77%              189           372
Revolving credit note,
  Due on November 16, 2001, current rate of 6.50%          3,000         8,000
                                                         -------       -------
Total outstanding                                        $14,258       $18,746
                                                         =======       =======

The contractual maturites of long-term debt for the five years succeeding December 31, 1999, are as follows:

2000                       $ 3,189
2001                           324
2002                             -
2003                             -
2004 and thereafter         10,745
                           -------
                           $14,258
                           =======

The Federal Home Loan Bank advances are collateralized with U.S.
Treasury Securities and 1-4 family mortgages. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.

The IBM note payable is being paid over 36 monthly installments which includes principal and interest.

Upon expiration of the revolving credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The Company, at its option, may select from various loan rates including the following: Prime, LIBOR, or the lender's cost of funds rate, plus or minus increments thereof. The LIBOR or cost of funds rates may be fixed for a period up to six months. The revolving credit is unsecured, but upon conversion is to be collateralized by common stock of the subsidiary bank equal to 125% of the principal balance of the loan. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. At December 31, 1999, the Company was in compliance with all of the terms of the agreement and had $22 million available under a $25 million line of credit facility.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:

(Dollars in Thousands)             1999       1998      1997
-------------------------------------------------------------
Current:
  Federal                         $6,880     $7,185    $6,076
  State                              824        851       923
Deferred:
  Federal                           (189)       117       182
  State                              (36)        16        31
                                  ------     ------    ------
     Total                        $7,479     $8,169    $7,212
                                  ======     ======    ======

The net deferred tax asset and the temporary differences comprising that balance at December 31, 1999 and 1998, are as follows:

(Dollars in Thousands)                           1999          1998
--------------------------------------------------------------------
Deferred Tax Asset attributable to:
  Allowance for Loan Losses                     $2,909        $2,806
  Unrealized Losses on Investment Securities     2,892             -
  Stock Incentive Plan                             682           491
  Interest on Nonperforming Loans                  169           144
  Acquired Deposits                                 76             -
  Other                                            306            95
                                                ------        ------
    Total Deferred Tax Asset                    $7,034        $3,536

Deferred Tax Liability attributable to:
  Associate Benefits                            $1,291        $1,298
  Premises and Equipment                         1,189           888
  Deferred Loan Fees                               370           336
  Unrealized Gains on Investment Securities          -           395
  Acquired Deposits                                  -           127
  Securities Accretion                             249            89
  Other                                            104            84
                                                ------        ------
    Total Deferred Tax Liability                 3,203         3,217
                                                ------        ------
Net Deferred Tax Asset                          $3,831        $  319
                                                ======        ======

Income taxes provided were less than the tax expense computed by applying the statutory federal income tax rates to income. The primary differences are as follows:

(Dollars in Thousands)                1999        1998          1997
---------------------------------------------------------------------
Computed Tax Expense                 $7,956      $8,212        $7,565
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income       (1,409)       (972)       (1,065)
    State Income Taxes,
      Net of Federal Income
      Tax Benefit                       468         544           393
    Other                               464         385           319
                                     ------      ------        ------
Actual Tax Expense                   $7,479      $8,169        $7,212
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
(Dollars in Thousands)                               1999        1998       1997
----------------------------------------------------------------------------------
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year          $22,211     $21,159     $17,551
  Service Cost                                       2,015       1,678       1,517
  Interest Cost                                      1,477       1,478       1,331
  Actuarial (Gain)/Loss                             (5,052)      1,181       1,342
  Remeasurement Loss                                   641         169         324
  Benefits Paid                                     (2,021)     (3,186)       (671)
  Expenses Paid                                       (291)       (268)       (235)
                                                   -------     -------     -------
    Benefit Obligation at End of Year              $18,980     $22,211     $21,159
                                                   -------     -------     -------
Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year   $29,248     $25,826     $20,041
  Actual Return on Plan Assets                       4,824       5,382       4,918
  Employer Contribution                                761       1,494       1,773
  Benefits Paid                                     (2,021)     (3,186)       (671)
  Expenses Paid                                       (291)       (268)       (235)
                                                   -------     -------     -------
    Fair Value of Plan Assets at End of Year       $32,521     $29,248     $25,826
                                                   -------     -------     -------

Funded Status                                      $13,541     $ 7,037     $ 4,667
Unrecognized Net Actuarial (Gain) Loss              (9,675)     (2,919)       (957)
Unrecognized Prior Service Cost                       (468)       (704)       (940)
                                                   -------     -------     -------
  Prepaid Benefit Cost                             $ 3,398     $ 3,413     $ 2,770
                                                   =======     =======     =======

Weighted-Average Assumptions:
  Discount Rate                                      7.75%       6.50%       7.00%
  Expected Return on Plan Assets                     8.25%       8.25%       8.25%
  Rate of Compensation Increase                      5.50%       5.50%       5.50%

Components of Net Periodic Benefit Costs:
  Service Cost                                     $ 2,015     $ 1,678     $ 1,517
  Interest Cost                                      1,477       1,478       1,331
  Expected Return on Plan Assets                    (2,401)     (2,103)     (1,630)
  Amortization of Prior Service Cost                   164         164         164
  Transition Asset Recognition                        (236)       (236)       (236)
  Recognized Net Actuarial (Gain) Loss                (242)       (131)         24
                                                   -------     -------     -------
    Net Periodic Benefit Cost                      $   777     $   850     $ 1,170
                                                   =======     =======     =======

The Company has a Supplemental Employee Retirement Plan covering selected executives. Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 1999, 1998 and 1997 of $266,000, $193,000 and $201,000 respectively, and a minimum liability adjusted to $0, $0 and $19,148 at December 31, 1999, 1998 and 1997 respectively.

The Company has an Associate Incentive Plan under which shares of the Company's stock are issued as incentive awards to selected participants. Seven hundred fifty thousand shares of common stock are reserved for issuance under this plan. The expense recorded related to this plan was approximately $432,000, $735,000 and $1,210,000 in 1999, 1998 and 1997, respectively.
The Company issued 5,706 shares under the plan in 1999.

The Company has an Associate Stock Purchase Plan under which associates may elect to make a monthly contribution towards the purchase of Company stock on a semi-annual basis. Four hundred fifty thousand shares of common stock are reserved for issuance under the Stock Purchase Plan. The Company issued 18,444 shares under the plan in 1999.

The Company has a Director Stock Purchase Plan. One hundred fifty thousand shares have been reserved for issuance. In 1999, the Company issued 1,965 shares under this plan.

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation at the discretion of the Company. During 1999, no contributions were made by the Company. The participant may choose to invest their contributions into seven investment funds available to CCBG participants, including the Company's common stock.

The Company has a Dividend Reinvestment and Optional Stock
Purchase Plan. Seven hundred fifty thousand shares have been reserved for issuance. The Company did not issue any shares under this plan in 1999.

Note 12
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:
(Dollars in Thousands, Except Per share Data)(1)
                                                  1999        1998        1997
                                              ------------------------------------
Numerator:
  Net Income                                  $   15,252   $   15,294   $   14,401
  Preferred Stock Dividends                            -            -            -
                                              ----------   ----------   ----------
  Numerator for Basic Earnings Per Share
    Income to Common Shareowners'                 15,252       15,294       14,401

  Effect of Dilutive securities:
    Preferred stock dividends                          -            -            -
                                              ----------   ----------   ----------
  Numerator for Diluted Earnings Per Share
    Income Available to Common Shareowners'
    After Assumed Conversions                 $   15,252   $   15,294   $   14,401
                                              ==========   ==========   ==========
Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                   10,174,945   10,146,393   10,031,116
  Effects of Dilutive Securities:
    Associate Stock Incentive Plan                21,288       21,237       32,736
                                              ----------   ----------   ----------
  Dilutive Potential Common Shares                21,288       21,237       32,736
                                              ----------   ----------   -----------
  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                       10,196,233   10,167,630   10,060,852
                                              ==========   ==========   ==========

Basic Earnings Per Share                      $     1.50   $     1.51   $     1.44
                                              ==========   ==========   ==========

Diluted Earnings per Share                    $     1.50   $     1.50   $     1.43
                                              ==========   ==========   ==========

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

Note 13
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighed assets, and of Tier I capital to average assets. As of December 31, 1999, the Company meets all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. ("CCBG, Inc.") consolidated and its banking subsidiaries, Capital City Bank ("CCB") and First National Bank of Grady County ("FNB"),as of December 31, 1999 and December 31, 1998 are shown below:

(Dollars in Thousands)
                                                                 To Be Well-
                                            Required         Capitalized Under
                                           For Capital        Prompt Corrective
                        Actual          Adequacy Purposes     Action Provisions
                   ------------------------------------------------------------
                   Amount    Ratio       Amount    Ratio       Amount    Ratio
                   ------------------------------------------------------------
As of December 31, 1999:
Tier I Capital:
  CCBG, Inc.     $107,076    11.23%      $38,138    4.00%     $ 57,207   6.00%
  CCB              91,832    10.65%       34,490    4.00%       51,736   6.00%

Total Capital:
  CCBG, Inc.      117,005    12.27%       76,276    8.00%       95,345  10.00%
  CCB             100,351    11.64%       68,981    8.00%       86,226  10.00%

Tier I Leverage:
  CCBG, Inc.            -     7.92%            -    3.00%            -   5.00%
  CCB                   -     7.39%            -    3.00%            -   5.00%

As of December 31, 1998:
Tier I Capital:
  CCBG, Inc.     $ 99,473    10.14%      $41,262    4.00%     $ 61,893   6.00%
  CCB              87,355     9.73%       35,929    4.00%       53,894   6.00%

Total Capital:
  CCBG, Inc.      108,977    11.11%       82,525    8.00%      103,156  10.00%
  CCB              95,814    10.67%       71,859    8.00%       89,823  10.00%

Tier I Leverage:
  CCBG, Inc.            -     7.84%            -    3.00%            -   5.00%
  CCB                   -     7.62%            -    3.00%            -   5.00%

Note 14
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary, which are restricted by various regulations administered by Federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 2000, the bank subsidiaries may declare dividends without regulatory approval of $17.2 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 2000 up to the date of any such dividend declaration.

Note 15
RELATED PARTY INFORMATION

The Chairman of the Board of Capital City Bank Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $320,000, $340,000, and $295,000 during 1999, 1998, and 1997, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement provides for annual lease payments of approximately $81,000, to be adjusted for inflation in future years.

At December 31, 1999 and 1998, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $8,615,000 and $8,831,000, respectively. During 1999, $12,300,000 in new loans were made and repayments totaled $12,545,000. These loans were made on similar terms as loans to other individuals of comparable creditworthiness.

Note 16
SUPPLEMENTARY INFORMATION

Components of noninterest income in excess of 1% of total interest income and noninterest expense in excess of 1% of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)                  1999       1998      1997
------------------------------------------------------------------
Noninterest Income:
  Merchant Fee Income                  $1,193     $1,184    $1,126
  Interchange Commission Fees           1,269      1,004       621*
  Gains on the Sale of
    Real Estate Loans                   1,607      1,625       853
Noninterest Expense:
  Associate Insurance                   1,653      1,448     1,357
  Payroll Taxes                         1,647      1,485     1,352
  Maintenance and Repairs               3,106      2,773     2,306
  Professional Fees                     1,173      1,337     1,341
  Printing & Supplies                   1,720      1,811     1,646
  Commission/Service Fees               1,307      1,336     1,078
  Telephone                             1,440      1,158       942*

*Less than 1% of the appropriate threshold.

Note 17
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments.
As of December 31, 1999, the amounts associated with the Company's off-balance-sheet obligations were as follows:

(Dollars in Thousands)                     Amount
--------------------------------------------------
Commitments to Extend Credit(1)           $307,073
Standby Letters of Credit                 $  2,573

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

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below:

                                           At December 31,
(Dollars in Thousands)            1999                       1998
--------------------------------------------------------------------------
                                      Estimated                  Estimated
                          Carrying      Fair         Carrying       Fair
                            Value       Value          Value        Value
--------------------------------------------------------------------------
Financial Assets:
Loans, Net of Allowance
  for Loan Losses        $  918,557   $  908,766     $  834,390  $  855,574

Financial Liabilities
  Deposits               $1,202,658   $1,200,875     $1,253,553  $1,233,623

Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income
(Dollars in Thousands)                              1999       1998      1997
------------------------------------------------------------------------------
OPERATING INCOME
Income Received from Subsidiary Banks:
  Dividends                                       $ 7,285    $ 7,190   $ 6,870
  Overhead Fees                                     2,595      4,007     3,868
                                                  -------    -------   -------
     Total Operating Income                         9,880     11,197    10,738
                                                  -------    -------   -------
OPERATING EXPENSE
Salaries and Associate Benefits                     1,926      2,171    2,445
Interest on Debt                                      430        832       988
Professional Fees                                     232        527       617
Advertising                                           109        711       597
Restructuring Charge                                    -          -       338
Legal Fees                                             77        115       126
Other                                                 257        696       526
                                                  -------    -------   -------
Total Operating Expense                             3,031      5,052     5,637
                                                  -------    -------   -------
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Banks     6,849      6,145     5,101
Income Tax Benefit                                   (198)      (394)     (670)
                                                  -------    -------   -------
Income Before Equity in Undistributed
  Earnings of Subsidiary Banks                      7,047      6,539     5,771
Equity in Undistributed Earnings
  of Subsidiary Banks                               8,205      8,755     8,630
                                                  -------    -------   -------
Net Income                                        $15,252    $15,294   $14,401
                                                  =======    =======   =======

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition
(Dollars in Thousands)                              1999      1998
--------------------------------------------------------------------
ASSETS
Cash and Due From Group Banks                     $  2,020  $  4,749
Investment in Subsidiary Banks                     134,105   132,727
Other Assets                                           520       512
                                                  --------  --------
  Total Assets                                    $136,645  $137,988
                                                  ========  ========
LIABILITIES
Long-Term Debt                                    $  3,000  $  8,000
Other Liabilities                                    1,429     1,126
                                                  --------  --------
  Total Liabilities                                  4,429     9,126
                                                  --------  --------
SHAREOWNERS' EQUITY
Preferred Stock; $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding           -         -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,190,069 and 10,163,919
  shares issued and outstanding                        102       102
Additional Paid-in Capital                           9,249     8,561
Retained Earnings                                  129,055   119,521
Accumulated Other Comprehensive
  Income, Net of Tax                                (6,190)      678
                                                  --------  --------
  Total Shareowners' Equity                        132,216   128,862
                                                  --------  --------
  Total Liabilities and Shareowners' Equity       $136,645  $137,988
                                                  ========  ========

The cash flows for the parent company for the three years ended
December 31, were as follows:

Parent Company Statements of Cash Flows
                                               1999       1998      1997
--------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                   $15,252    $15,294    $14,401
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in undistributed
  earnings of Subsidiary Banks                (8,205)    (8,755)    (8,630)
Non-Cash Compensation                            260        868        563
Amortization of Goodwill                           -         25         25
(Increase) Decrease in Other Assets              (40)     1,155       (295)
Net Increase (Decrease) in Other Liabilities     292       (357)       299
                                             -------    -------    -------
Net Cash Provided by Operating Activities      7,559      8,230      6,363
                                             -------    -------    -------
Cash From Financing Activities:
Acquisition of Interest-Bearing Deposits           -          -       (141)
Repayment of Long-Term Debt                   (5,000)    (5,000)    (2,000)
Payment of Dividends                          (5,718)    (4,328)    (3,727)
Issuance of Common Stock, Net                    428      1,148      1,040
                                             -------    -------    -------
Net Cash Used in Financing Activities        (10,290)    (8,180)    (4,828)
                                             -------    -------    -------

Net (Decrease) Increase in Cash               (2,729)        50      1,535
Cash at Beginning of Period                    4,749      4,699      3,164
                                             -------    -------    -------
Cash at End of Period                        $ 2,020    $ 4,749    $ 4,699
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

Comprehensive income for 1998, 1997 and 1996 was calculated as follows:

(Dollars in Thousands)                          1999       1998      1997
--------------------------------------------------------------------------
Net Unrealized Gains (Losses)
  Recognized in Other Comprehensive Income:
    Before Tax                               $(10,566)   $   109   $   802
    Less Income Tax                            (3,698)        38       281
                                             --------    -------   -------
    Net of Tax                                 (6,868)        71       521

Amounts Reported in Net Income:
    (Loss) Gain On Sale of Securities             (12)        87       (15)
    Net Amortization                            1,417        758       695
                                             --------    -------   -------
    Reclassification Adjustment                 1,405        845       680
    Less Income Tax Expense                       492        296       238
                                             --------    -------   -------
    Reclassification Adjustment, Net of Tax       913        549       442

Amounts Reported in Other Comprehensive Income:
    Unrealized (Loss) Gain Arising During the
      Period, Net of Tax                       (5,955)       620       963
Net Unrealized (Losses) Recognized in
    Reclassification Adjustments, Net of Tax     (913)      (549)     (442)
                                             --------    -------   -------
Other Comprehensive Income                     (6,868)        71       521

Net Income                                     15,252     15,294    14,401
                                             --------    -------   -------

Total Comprehensive Income                   $  8,384    $15,365   $14,922
                                             ========    =======   =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.


Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers, Compensation and Other
Information" in the Registrant's Proxy Statement dated April 4, 2000, to be filed on or about April 4, 2000.

Item 11.  Executive Compensation

Incorporated herein by reference to the section entitled "Executive Officers, Compensation and Other Information" and the subsection entitled "Director Compensation" under the section entitled "Meetings and Committees of the Board of Directors" in the Registrant's Proxy Statement dated April 4, 2000, to be filed on or about April 4, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Incorporated herein by reference to the section entitled
"Shareownership of Management and Principal Shareowners" in the Registrant's Proxy Statement dated April 4, 2000, to be filed on or about April 4, 2000.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Compensation Committee Interlocks and Insider Participation" under the section entitled "Meetings and Committees of the Board of Directors" and the subsection entitled "Transactions With Management and Related Parties" under the section entitled "Executive Officers, Compensation and Other Information" in the Registrant's Proxy Statement dated April 4, 2000, to be filed on or about April 4, 2000.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

14(a)(1)  List of Financial Statements

Report of Independent Certified Public Accountants

Consolidated Statements of Income for each of the three years in the period ended December 31, 1999

Consolidated Statements of Financial Condition for the years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Shareowners' Equity for each of the three years in the period ended December 31, 1999

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

Notes to Consolidated Financial Statements

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

14(a)(3)  Exhibits

2(a) Agreement and Plan of Merger, dated as of December 10, 1995, by and among Capital City Bank Group, Inc.; a Florida corporation to be formed as a direct wholly-owned subsidiary of the Company; and First Financial Bancorp, Inc., is incorporated herein by reference to the Registrant's Form 10-K dated March 29, 1996 (File No. 0-13358).

2(b) Merger Agreement and Plan of Merger, dated October 18, 1997, by and among Capital City Bank, Levy County State Bank, Farmers &
Merchant Bank of Trenton and Branford State Bank, is incorporated herein by reference to the Registrant's Form 10-K dated March 27, 1998 (File No. 0-13358).

2(c) Agreement and Plan of Merger, dated as of February 11, 1999, by and among Capital City Bank Group, Inc., Grady Holding Company and First National Bank of Grady County is incorporated herein by reference to the Registrant's Form 8-K as filed with the Commission on March 26, 1999 (File No. 0-13358).

3(a)  Articles of Incorporation, as amended, of Capital City Bank
Group, Inc., are incorporated herein by reference to Exhibit B of the Registrant's 1996 Proxy Statement dated April 12, 1996 (File No. 0-13358).

3(b) By-Laws, as amended, of Capital City Bank Group, Inc., are incorporated herein by reference to Exhibit 3(b) of the Company's Form 10-Q for the period ended September 30, 1997 (File No. 0-13358).

10(b) Promissory Note and Pledge and Security Agreement evidencing a line of credit by and between Registrant and SunTrust, dated November 18, 1995, is incorporated herein by reference to the Registrant's Form 10-K/A dated April 9, 1996 (File No. 0-13358).

10(c) Capital City Bank Group, Inc. 1996 Associate Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10 of the Registrant's Form S-8 Registration Statement, as filed with the
Commission on December 23, 1996 (File No. 333-18543).

10(d) Capital City Bank Group, Inc. Amended and Restated 1996 Director Stock Purchase Plan, filed herewith.

10(e) Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan is incorporated herein by reference to the Registrant's Form S-3 filed on January 30, 1997 (File No. 333-20683).

21 A listing of Capital City Bank Group's subsidiaries is filed herewith.

23(a)  Consent of Independent Certified Public Accountants

27  Financial Data Schedule

14(b)  REPORTS ON FORM 8-K

Capital City Bank Group, Inc., filed no Form 8-K during the fourth quarter 1999.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 23, 2000, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 23, 2000 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:


DuBose Ausley

/s/ Thomas A. Barron
Thomas A. Barron

/s/ Cader B. Cox, III
Cader B. Cox, III

/s/ John K. Humphress
John K. Humphress


Lina S. Knox

/s/ John R. Lewis
John R. Lewis

/s/ William G. Smith, Jr.
William G. Smith, Jr.

/s/ John B. Wight, Jr.
John B. Wight, Jr.