Form 10-Q
period 2000-03-31
CAPITAL CITY BANK GROUP INC
filed 2000-05-15
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                             For the Quarter:
                              March 31, 2000

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

                              Yes[X]   No [ ]


At April 30, 2000, 10,197,718 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       CAPITAL CITY BANK GROUP, INC.

                          FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                       PAGE
NUMBER

1.           Consolidated Financial Statements                       3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          10

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                            19

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31
             (Dollars in Thousands, Except Per Share Amounts)

                                                2000            1999
                                             (Unaudited)     (Unaudited)
                                             -----------     -----------
INTEREST INCOME
---------------
Interest and Fees on Loans                    $   21,119      $   18,753
Investment Securities:
  U. S. Treasury                                     248             419
  U. S. Government Agencies and Corporations       2,269           2,336
  States and Political Subdivisions                1,081           1,067
  Other Securities                                   604             668
Funds Sold                                           389           1,024
                                              ----------      ----------
    Total Interest Income                     $   25,710      $   24,267
                                              ----------      ----------
INTEREST EXPENSE
----------------
Deposits                                           9,175           9,672
Short-Term Borrowings                                784             332
Long-Term Debt                                       217             309
                                              ----------      ----------
    Total Interest Expense                        10,176          10,313
                                              ----------      ----------

Net Interest Income                               15,534          13,954
Provision for Loan Losses                            610             740
                                              ----------      ----------
Net Interest Income After Provision
  for Loan Losses                                 14,924          13,214
                                              ----------      ----------
NONINTEREST INCOME
------------------
Service Charges on Deposit Accounts                2,336           2,445
Data Processing                                      680             748
Income from Fiduciary Activities                     660             523
Securities Transactions                                2               -
Other                                              2,224           2,387
                                              ----------      ----------
    Total Noninterest Income                       5,902           6,103
                                              ----------      ----------
NONINTEREST EXPENSE
-------------------
Salaries and Associate Benefits                    7,555           7,478
Occupancy, Net                                     1,096           1,036
Furniture and Equipment                            1,392           1,397
Other                                              3,809           4,081
                                              ----------      ----------
    Total Noninterest Expense                     13,852          13,992
                                              ----------      ----------

Income Before Income Taxes                         6,974           5,325
Income Taxes                                       2,361           1,660
                                              ----------      ----------

NET INCOME                                    $    4,613      $    3,665
----------                                    ==========      ==========
Basic Net Income Per Share                    $      .45      $      .36
                                              ==========      ==========
Diluted Net Income Per Share                  $      .45      $      .36
                                              ==========      ==========
Cash Dividends Per Share(1)                   $    .1325      $      .18
                                              ==========      ==========
Average Shares Outstanding - Basic            10,195,261      10,169,638
                                              ==========      ==========
Average Shares Outstanding - Diluted          10,210,794      10,185,169
                                              ==========      ==========

(1)First quarter 1999 dividend amount includes a one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.

                       CAPITAL CITY BANK GROUP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
             (Dollars In Thousands, Except Per Share Amounts)

                                                March 31,         December 31,
                                                  2000               1999
                                               (Unaudited)         (Audited)
                                               -----------         ----------
ASSETS
------
Cash and Due From Banks                         $   73,612         $   79,454
Funds Sold                                          68,411             13,618
Investment Securities, Available-for-Sale          300,713            321,192

Loans, Net of Unearned Interest                    964,073            928,486
  Allowance for Loan Losses                        (10,226)            (9,929)
                                                ----------         ----------
    Loans, Net                                     953,847            918,557

Premises and Equipment, Net                         37,332             37,834
Intangibles                                         24,425             25,149
Other Assets                                        37,097             34,716
                                                ----------         ----------
    Total Assets                                $1,495,437         $1,430,520
                                                ==========         ==========

LIABILITIES
-----------
Deposits:
  Noninterest Bearing Deposits                  $  309,684         $  253,140
  Interest Bearing Deposits                        941,788            949,518
                                                ----------         ----------
    Total Deposits                               1,251,472          1,202,658

Short-Term Borrowings                               78,632             66,275
Long-Term Debt                                      14,056             14,258
Other Liabilities                                   16,456             15,113
                                                ----------         ----------
    Total Liabilities                            1,360,616          1,298,304

SHAREOWNERS' EQUITY
-------------------
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding               -                  -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 10,197,715 issued and outstanding
  at March 31, 2000 and 10,190,069 issued and
  outstanding at December 31, 1999                     102                102
Additional Paid-In Capital                           9,436              9,249
Retained Earnings                                  132,317            129,055
Accumulated Other Comprehensive
  (Loss), Net of Tax                                (7,034)            (6,190)
                                                ----------         ----------
    Total Shareowners' Equity                      134,821            132,216
                                                ----------         ----------
    Total Liabilities and Shareowners' Equity   $1,495,437         $1,430,520
                                                ==========         ==========

                       CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE PERIODS ENDED MARCH 31
                          (Dollars in Thousands)

                                                       2000           1999
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                            $  4,613      $  3,665
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                              610           740
    Depreciation                                           983           890
    Net Securities Amortization                            363           266
    Amortization of Intangible Assets                      705           696
    Gain on Sale of Investment Securities                   (2)            -
    Non-Cash Compensation Expense                          157            49
    Net (Increase) Decrease in Other Assets             (1,833)          796
    Net Increase (Decrease) in Other Liabilities         1,344        (2,741)
                                                      --------      --------
Net Cash Provided by Operating Activities                6,940         4,361
                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale              19,237        63,663
Purchase of Investment Securities                         (492)      (30,108)
Net (Increase) in Loans                                (35,900)      (22,858)
Purchase of Premises & Equipment                          (488)         (788)
Sales of Premises & Equipment                                6         1,314
                                                      --------      --------
Net Cash (Used In) Provided by Investing Activities    (17,637)       11,223
                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net Increase (Decrease) in Deposits                     48,814        (8,754)
Net Increase in Short-Term Borrowings                   12,357        19,655
Borrowing from Long-Term Debt                              928         1,525
Repayment of Long-Term Debt                             (1,130)       (1,667)
Dividends Paid                                          (1,351)       (1,876)
Issuance of Common Stock                                    30           183
                                                      --------      --------
Net Cash Provided by Financing Activities               59,648         9,066
                                                      --------      --------

Net Increase in Cash and Cash Equivalents               48,951        24,650
Cash and Cash Equivalents at Beginning of Period        93,072       141,024
                                                      --------      --------
Cash and Cash Equivalents at End of Period            $142,023      $165,674
                                                      ========      ========
Supplemental Disclosure:
  Interest Paid on Deposits                           $  9,170      $  9,795
                                                      ========      ========
  Interest Paid on Debt                               $  1,090      $    593
                                                      ========      ========
  Transfer of Loans to ORE                            $    363      $    430
                                                      ========      ========
  Income Taxes Paid                                   $  1,865      $  1,686
                                                      ========      ========

                       CAPITAL CITY BANK GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES
     --------------------------------------------
The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of S-X and S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation, including restatement to reflect the pooling of interest of Grady Holding Company and its subsidiaries.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, the results of operations for the three month periods ended March 31, 2000 and 1999, and cash flows for the three month periods ended March 31, 2000 and 1999.

The Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Financial Statements which are included in the Company's 1999 Annual Report and Form 10-K.

(2) INVESTMENT SECURITIES
    ---------------------
The carrying values and related market value of investment securities at March 31, 2000 and December 31, 1999 were as follows (dollars in thousands):


                                                March 31,2000
                                  ------------------------------------------
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses     Value
------------------                ---------  ----------  ---------- --------
U. S. Treasury                    $ 14,031     $  -      $   118    $ 13,913
U. S. Government Agencies
  and Corporations                  75,394        1        2,799      72,596
States and Political Subdivisions  100,283       36        2,569      97,750
Mortgage-Backed Securities          81,787       66        4,251      77,602
Other Securities                    40,352        -        1,500      38,852
                                  --------     ----      -------    --------
     Total                        $311,847     $103      $11,237    $300,713
                                  ========     ====      =======    ========

                                               December 31, 1999
                                  ------------------------------------------
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses     Value
------------------                ---------  ----------  ---------- --------
U. S. Treasury                    $ 20,047     $  4       $   70    $ 19,981
U. S. Government Agencies
  and Corporations                  79,181        -        2,557      76,624
States and Political Subdivisions  104,312       74        1,895     102,491
Mortgage-Backed Securities          85,040       88        3,728      81,400
Other Securities                    42,372        -        1,676      40,696
                                  --------     ----       ------    --------
     Total                        $330,952     $166       $9,926    $321,192
                                  ========     ====       ======    ========

(3) LOANS
    -----
The composition of the Company's loan portfolio at March 31, 2000 and December 31, 1999 was as follows (dollars in thousands):

                                    March 31, 2000     December 31, 1999
                                    --------------     -----------------
Commercial, Financial
  and Agricultural                     $103,434             $ 98,894
Real Estate - Construction               60,590               62,166
Real Estate - Mortgage                  220,581              214,036
Real Estate - Residential               404,022              383,536
Consumer                                175,446              169,854
                                       --------             --------
   Loans, Net of Unearned Interest     $964,073             $928,486
                                       ========             ========

(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------
An analysis of the changes in the allowance for loan losses for the three month period ended March 31, 2000 and 1999, was as follows (dollars in thousands):

                                                  March 31,
                                         --------------------------
                                          2000               1999
                                         -------            -------
Balance, Beginning of the Period         $ 9,929            $ 9,827
Provision for Loan Losses                    610                740
Recoveries on Loans Previously
  Charged-Off                                184                210
Loans Charged-Off                           (497)              (598)
                                         -------            -------
Balance, End of Period                   $10,226            $10,179
                                         =======            =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                         March 31,
                                      ------------------------------------------
                                             2000                   1999
                                      -------------------    -------------------
Impaired Loans:                                 Valuation              Valuation
                                      Balance   Allowance    Balance   Allowance
                                      -------------------    -------------------
With Related Valuation Allowance      $    -      $  -        $2,372     $268
Without Related Valuation Allowance    1,604         -           757        -
Average Recorded Investment
   for the Period                      1,602         *         3,950        *

Interest Income:
     Recognized                       $    -                  $   43
     Collected                        $    -                  $   34

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS
    --------
The composition of the Company's interest bearing deposits at March 31, 2000 and December 31, 1999 were as follows (dollars in thousands):

                                     March 31, 2000    December 31, 1999
                                     --------------    -----------------
NOW Accounts                            $169,322           $182,794
Money Market Accounts                    171,307            157,825
Savings Deposits                         108,160            105,498
Other Time Deposits                      492,999            503,401
                                        --------           --------
  Total Interest Bearing Deposits       $941,788           $949,518
                                        ========           ========

(6) ACCOUNTING PRONOUNCEMENTS
    -------------------------
In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended. The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material impact on reported results of operations of the Company.

(7) COMPREHENSIVE INCOME
    --------------------
Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three month periods ended March 31, 2000 and 1999, as follows (dollars in thousands):

                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                       ------------------
                                                         2000       1999
                                                        ------     ------
Net Income                                              $4,613     $3,665
Other Comprehensive Income, Net of Tax
  Unrealized (Losses) on Securities:
    Unrealized (Losses) on Securities
    Arising During the Period                             (844)      (974)
  Less: Reclassification Adjustments for
    Gains (Losses) Included in Net Income                    2          -
                                                        ------     ------

Total Unrealized (Losses) On Securities                   (842)      (974)
                                                        ------     ------
Total Comprehensive Income, Net of Tax                  $3,771     $2,691
                                                        ======     ======

(8) ACQUISITION OF GRADY HOLDING COMPANY
    ------------------------------------
On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. FNBGC is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of FNBGC. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)
                            2000                         1999                                    1998
                         ----------  -------------------------------------------  ----------------------------------
                            First       Fourth     Third      Second     First      Fourth      Third       Second
                         ----------  ---------- ---------- ---------- ----------  ----------  ----------  ----------
Summary of Operations:
  Interest Income        $   25,710  $   25,366 $   25,236 $   24,816 $   24,267  $   22,904  $   21,974  $   22,402
  Interest Expense           10,176      10,171     10,287     10,476     10,313       9,224       8,673       8,822
                         ----------  ---------- ---------- ---------- ----------  ----------  ----------  ----------
  Net Interest Income        15,534      15,195     14,949     14,340     13,954      13,680      13,301      13,580
    Provision for
    Loan Loss                   610         510        610        580        740         657         618         618
                         ----------  ---------- ---------- ---------- ----------  ----------  ----------  ----------
  Net interest Income
    After Provision
    for Loan Loss            14,924      14,685     14,339     13,760     13,214      13,023      12,683      12,962
  Noninterest Income          5,902       6,204      6,269      6,185      6,103       6,260       5,271       5,847
  Merger Expense                  -          10         74      1,277          -         115           -           -
  Noninterest Expense        13,852      14,012     14,072     14,591     13,992      13,150      12,090      12,747
                         ----------  ---------- ---------- ---------- ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes              6,974       6,867      6,462      4,077      5,325       6,018       5,864       6,062
  Provision for
    Income Taxes              2,361       2,548      2,089      1,182      1,660       2,146       2,057       2,065
                         ----------  ---------- ---------- ---------- ----------  ----------  ----------  ----------
  Net Income             $    4,613  $    4,319 $    4,373 $    2,895 $    3,665  $    3,872  $    3,807  $    3,997
                         ==========  ========== ========== ========== ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)         $   15,962  $   15,521 $   15,435 $   14,822 $   14,420  $   14,046  $   13,640  $   13,922

Per Common Share:
  Net Income Basic       $      .45  $      .42 $      .43 $      .28 $      .36  $      .39  $      .37  $      .39
  Net Income Diluted            .45         .42        .43        .28        .36         .39         .37         .39
  Dividends Declared(2)       .1325       .1325        .12        .12        .18         .12         .11         .11
  Book Value                  13.20       12.95      12.78      12.56      12.80       12.65       12.40       12.07
  Market Price:
    High                      23.00       25.00      30.00      25.00      27.63       31.00       33.13       32.67
    Low                       15.00       20.19      21.00      20.25      22.00       24.13       19.00       29.75
    Close                     19.63       21.50      22.75      25.00      23.31       27.63       29.13       31.38

Selected Average
Balances:
  Total Assets           $1,430,620  $1,446,815 $1,446,505 $1,452,215 $1,430,533  $1,257,934  $1,148,404  $1,156,186
  Earning Assets          1,277,894   1,280,746  1,297,481  1,304,093  1,282,679   1,131,933   1,038,981   1,043,578
  Loans                     938,351     915,194    892,161    878,976    850,161     834,315     819,755     823,432
  Total Deposits          1,198,608   1,235,002  1,234,360  1,247,452  1,232,816   1,059,192     954,652     962,719
  Total Shareowners'
    Equity                  133,836     131,932    130,134    131,234    130,929     128,250     123,728     121,686
  Common Equivalent
    Shares:
      Basic                  10,195      10,179     10,179     10,172     10,170      10,158      10,158      10,140
      Diluted                10,211      10,201     10,195     10,187     10,185      10,179      10,158      10,140
Ratios:
  ROA                         1.30%       1.18%      1.20%       .80%      1.04%       1.22%       1.32%       1.39%
  ROE                        13.86%      12.99%     13.33%      8.85%     11.35%      11.98%      12.20%      13.18%
  Net Interest
    Margin (FTE)              5.02%       4.82%      4.73%      4.56%      4.56%       4.92%       5.21%       5.35%

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.
(2) First quarter 1999 dividend amount includes a one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.

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

The Financial Review is divided into three subsections entitled Earnings Analysis, Financial Condition, and Liquidity and Capital Resources. Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2000 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." The two subsidiary banks are referred to as the "Capital City Bank" or "CCB", and "First National Bank of Grady County" or "FNBGC".

On March 30, 2000, the Company announced the authorization to repurchase 500,000 shares of the oustanding common stock. The purchases will be made in the open market or in privately negotiated transactions.

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County in Cairo, Georgia. FNBGC is a $114 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of FNBGC. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented.

RESULTS OF OPERATIONS

Net Income
----------
Earnings, including the effects of intangible amortization, were $4.6 million, or $.45 per diluted share, for the first quarter of 2000. This compares to $3.7 million, or $.36 per diluted share for the first quarter of 1999. Amortization of intangible assets, net of taxes, totaled $479,000 and $475,000, respectively, or $.05 per diluted share, for the first quarter in 2000 and 1999. Operating revenues, which include net interest income and noninterest income, increased $1.4 million, or 6.9%, over the first quarter of 1999, and are the most significant factor contributing to the increase in net income.

                                For The Three Months Ended March 31,
                                -----------------------------------
(Dollars in Thousands)                 2000                 1999
----------------------               -------              -------
Interest Income                      $25,710              $24,267
Taxable Equivalent Adjustment(1)         428                  466
                                     -------              -------
Interest Income (FTE)                 26,138               24,733
Interest Expense                      10,176               10,313
                                     -------              -------
Net Interest Income (FTE)             15,962               14,420
Provision for Loan Losses                610                  740
Taxable Equivalent Adjustment            428                  466
                                     -------              -------
Net Int. Inc. After Provision         14,924               13,214
Noninterest Income                     5,902                6,103
Noninterest Expense                   13,852               13,992
                                     -------              -------
Income Before Income Taxes             6,974                5,325
Income Taxes                           2,361                1,660
                                     -------              -------
Net Income                           $ 4,613              $ 3,665
                                     =======              =======

Percent Change                        25.86%                1.30%

Return on Average Assets(2)            1.30%                1.04%

Return on Average Equity(2)           13.86%               11.35%

(1) Computed using a statutory tax rate of 35%
(2) Annualized


Net Interest Income
-------------------
First quarter taxable equivalent net interest income increased $1.5 million, or 10.7%, over the comparable period for 1999. This increase is attributable to higher yields and a change in the earning assets mix.
Table I on page 18 provides a comparative analysis of the Company's average balances and interest rates.

Taxable equivalent interest income increased $1.4 million, or 5.7%, due to growth in the loan portfolio and increased yields on earning assets. Average loans, which represent the Company's highest yielding asset, increased $88.1 million, or 10.4%, and represented 73.4% of total earning assets in the first quarter of 2000 versus 66.3% for the comparable quarter in 1999. Offsetting this increase was a decline in income from investment securities and funds sold. The shift in mix of earning assets contributed to an increase of 40 basis points in the yield on earning assets which increased from 7.82% in the first quarter of 1999 to 8.22% in 2000.

Interest expense decreased $137,000, or 1.3%, primarily due to a decline in average deposits and a change in the mix of interest bearing liabilities. The change in mix was the primary factor contributing to a 6 basis point reduction in the average rate. Based on averages, certificates as a percent of average deposits decreased from 45.8% in the first quarter of 1999 to 41.5% in the first quarter of 2000. Partially offsetting this decline were increases in NOW, money market accounts and short-term borrowings.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 3.72% in the first quarter of 1999 to 4.18% in the comparable quarter for 2000 due to higher yield on earning assets. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.56% in the first quarter of 1999, versus 5.02% in the first quarter of 2000. The increase in the margin reflects the higher yield on earning assets, resulting from the shift in the mix of earning assets.

Provisions for Loan Losses
--------------------------
The provision for loan losses for the three months ended March 31, 2000, was $610,000 versus $740,000 for the first quarter of 1999. Net charge-offs decreased during the first quarter of 2000 and continue to remain at historically low levels relative to the size of the loan portfolio. Nonperforming loans decreased $1.0 million, or 26.2%, during the first quarter. The Company's nonperforming asset ratio declined slightly from
 .42% at year-end to .30%. As compared to year-end, the reserve for loan losses increased slightly to $10.2 million and represented 1.06% of total loans versus 1.07%.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the allowance for loan losses as of March 31, 2000, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                  2000               1999
                                                --------           --------
Net Charge-Offs                                 $312,875           $388,074

Net Charge-Offs (Annualized) as a Percent
  of Average Loans Outstanding, Net of
  Unearned Interest                                  .13%              .18%



Noninterest Income
------------------
Noninterest income decreased $201,000, or 3.3%, over the first quarter of 1999, which included decreases in all major categories except income from fiduciary activites.

Service charges on deposit accounts decreased $109,000, or 4.5%. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts and the level of activity subject to service charges. The decrease in the first quarter of 2000, compared to the comparable quarter in 1999, reflects higher compensating balances and a decline in the number of transaction accounts.

Data processing revenues decreased $68,000, or 9.1%, over the first quarter of 1999. The decrease reflects lower processing revenues associated with government agencies.

Income from fiduciary activities increased $137,000, or 26.2%, over the comparable quarter in 1999. The increase is attributable to growth in managed assets. At March 31, 2000, assets under management totaled $323.3 million compared to $264.2 million at March 31, 1999.

Other income decreased $163,000, or 6.8%, over the comparable quarter of 1999. Gains on the sale of residential real estate loans decreased $293,000 attributable to the higher interest rate environment, resulting in fewer fixed rate loans being originated and sold in the secondary market. Offsetting this decline were increases in ATM fees, brokerage fees, and miscellaneous fees totaling $141,000.

Noninterest income as a percent of average assets was 1.66% for the first quarter of 2000 versus 1.72% for the comparable quarter in 1999.

Noninterest Expense
-------------------
Noninterest expense in the first quarter of 2000 decreased $140,000, or 1.0%, over the first quarter of 1999, primarily in the "other" expense category.

Compensation expense increased $77,000, or 1.0%, over the first quarter of 1999 reflecting annual raises partially offset by reductions in pension expense, contractual employment and full-time equivalent associates ("FTE's"). For the comparable first quarter periods in 2000 and 1999, FTE's declined by 11 associates.

Occupancy expense, including premises, furniture, fixtures and equipment increased $55,000, or 2.3%, over the first quarter of 1999. Depreciation expense, utilites and property taxes increased $92,000, $17,000 and $18,000, respectively. These increases were partially offset by a decline in maintenance and repairs of $82,000.

Other noninterest expense decreased $272,000, or 6.7%. The decrease is attributable to printing and supplies, postage, telephone and the elimination of Florida intangible taxes. The decline in printing and supplies is attributable to the implementation of centralized purchasing. Telephone costs have declined due to the completion of the wide-area network.

Net noninterest expense (noninterest income minus noninterest expense, net of intangible amoritization) as a percent of average assets was 2.04% in the first quarter of 2000 and 1999. The Company's efficiency ratio (noninterest expense, net of intangible amoritization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 60.02% in the first quarter 2000 compared to 64.70% for the comparable quarter in 1999. The decrease in the efficiency ratio is attributable to both higher operating revenues and lower costs.

Income Taxes
------------
The provision for income taxes increased $701,000, or 42.2%, over the first quarter of 1999. The Company's effective tax rate for the first quarter of 2000 was 33.9% compared to 31.2% for the same quarter in 1999. The increase in the effective tax rate is attributable to an increase in state tax due to the elimination of the intangible tax credit.

FINANCIAL CONDITION

The Company's average assets were $1.4 billion in the first quarter of 2000 and 1999. Average earning assets were $1.3 billion for the three months ended March 31, 2000, constant with the comparable quarter of 1999. The change in the mix of earning assets reflects loan generation offset by a decline in investment securities. Table I on page 18 presents average balances for the three months ended March 31, 2000 and 1999.


Average loans increased $88.0 million, or 10.4%, over the comparable period in 1999. Price and product competition remains strong and there continues to be an increased demand for fixed-rate, longer term financing. Loan growth has occurred in all categories, with the most significant increase in real estate. Loans as a percent of average earning assets increased to 73.4% for the first quarter of 2000, compared to 66.3% for the first quarter of 1999.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2000, the average investment portfolio decreased $31.3 million, or 9.1%, from the first quarter of 1999. The decrease in the investment portfolio was used to fund the growth in loans. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 2000, shareowners' equity included a net unrealized loss of $7.0 million compared to a loss of $6.2 million at December 31, 1999. The decrease in value reflects an increase in interest rates during the first quarter.

At March 31, 2000, the Company's nonperforming loans were $1.8 million versus $3.0 million at year-end 1999, primarily due to the romaval of several large loans. As a percent of nonperforming loans, the allowance for loan losses represented 563% at March 31, 2000 versus 332% at December 31, 1999 and 183% at March 31, 1999. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.1 million at March 31, 2000, versus $934,000 at December 31, 1999, and $1.2 million at March 31, 1999. The ratio of nonperforming assets as a percent of loans plus other real estate was .30% at March 31, 2000 compared to .42% at December 31, 1999 and .78% at March 31, 1999.

Average deposits decreased 2.8% from $1.23 billion in the first quarter of 1999, to $1.20 billion in the first quarter of 2000. The decrease in deposits is attributable to the decline in certificates of deposits, partially reflecting maturities of high yielding, promotional certificates. This decline was partially offset by increases in NOW and money market accounts. The Company is experiencing a notable increase in competition for deposits, in terms of both rate and product.

The ratio of average noninterest bearing deposits to total deposits was 22.3% for the first quarter of 2000 compared to 21.4% for the first quarter of 1999. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 79.3% and 79.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25.0 million revolving line of credit. As of March 31, 2000, there was $3.0 million outstanding under this facility. During the first quarter of 2000, the Company did not make a principal reduction on the line of credit.

The Company's equity capital was $134.8 million as of March 31, 2000 compared to $132.2 million as of December 31, 1999. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 7.85% at March 31, 2000 compared to 7.84% at December 31, 1999. Further, the Company's risk-adjusted capital ratio of 11.92% at March 31, 2000, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its subsidiary bank. At March 31, 2000, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2000, shareowners' equity increased $2.6 million, or 7.9%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $4.6 million, issuance of common stock of $187,000. Equity was reduced by an increase in the net unrealized loss on available-for-sale securities of $880,000 and dividends paid during the first quarter of $1.4 million, or $.1325 per share.

At March 31, 2000, the Company's common stock had a book value of $13.20 per diluted share compared to $12.95 at December 31, 1999. On March 30, 2000, the Company announced the authorization to repurchase 500,000 shares of the oustanding common stock. The purchases will be made in the open market or in privately negotiated transactions. No shares have been repurchased during 2000.

YEAR 2000 COMPLIANCE

Introduction
------------
The YEAR 2000 issue created challenges with respect to the automated systems used by financial institutions and other companies. Many programs and systems were not able to recognize the year 2000, or that the new millennium is a leap year. The problem was not limited to computer systems. YEAR 2000 issues could have potentially affected every system that has an embedded microchip containing this flaw.

The YEAR 2000 challenge impacts the Company, as many of its transactions are date sensitive. The Company also is effected by the ability of its vendors, suppliers, customers and other third parties to be YEAR 2000 compliant.

State of Readiness
------------------
The Company addressed the YEAR 2000 challenges in a prompt and responsible manner and dedicated significant resources to do so. An assessment of the Company's automated systems and third party operations was completed and a plan was implemented. The Company's YEAR 2000 compliance plan ("Y2K Plan") had nine phases. These phases are (1) project management, (2) awareness,
(3) assessment, (4) renovation, (5) testing and implementation, (6) risk assessment, (7) customer awareness, (8) contingency planning, and (9)
verification.   The Company had completed phases one through eight as of
December 31, 1999, and the last section of Phase 9, pertaining to the risk associated with the leap year, was completed in February 2000.

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

(2) Awareness: The Company defined the YEAR 2000 problem and gained executive level support for allocation of the resources necessary to renovate and/or upgrade all systems. A YEAR 2000 team was established and
met regularly.   The strategy developed for YEAR 2000 compliance covered in-
house systems, service bureaus for systems that are outsourced, vendors, auditors, customers, and suppliers.

(3) Assessment: Information Technology "IT" and non-IT systems were assessed and mission critical applications that could potentially be affected were identified. Mission critical was defined as anything that may have a material adverse effect on the Company if not YEAR 2000 compliant.

(4) Renovation: The Company upgraded and replaced IT and non-IT systems where appropriate, and all such replacements were complete in June 30, 1999.

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

Estimated Costs to Address the Company's YEAR 2000 Issues
---------------------------------------------------------
Costs directly related to YEAR 2000 issues are estimated to be $780,000 from 1998 to 2000, of which approximately 100% had been spent as of December 31, 1999. Approximately 75% of the total spending represent costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant YEAR 2000 related costs on behalf of its vendors, suppliers, customers and other third parties.

Risks of the Company's YEAR 2000 Issues
---------------------------------------
The YEAR 2000 presents certain risks to the Company and its operations. Some risks are present because the Company purchased technology applications from other parties who face YEAR 2000 challenges and additional risks that are inherent in the business of banking. Management identified the following potential risks that could have had a material adverse effect on the Company's business.

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

5. Sanctions could be imposed against the Company if it does not meet deadlines or follow timetables established by the federal and state governmental agencies, which regulate the Company and its subsidiaries. The Company has incorporated the regulatory guidelines for YEAR 2000 into its Y2K Plan. No sanctions have been imposed by regulators.

Contingency Plan
----------------
Contingency plans for YEAR 2000 related interruptions have been developed and include, but are not limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, and identification of alternate suppliers. All plans were substantially completed by September 30, 1999.

Year 2000
---------
As of March 31, 2000, the Company experienced no known Year 2000 problems that were material.


TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
For Three Months Ended March 31                      2000                                1999
                                       ------------------------------     ------------------------------
                                          Average             Average        Average             Average
                                          Balance   Interest    Rate         Balance   Interest    Rate
                                       -----------  --------  -------     -----------  --------  -------
ASSETS
------
Loans, Net of Unearned Interest(1)(2)   $  938,351   $21,161    9.07%      $  850,161   $18,820    8.98%
Taxable Investment Securities              213,136     3,121    5.89%         242,604     3,423    5.72%
Tax-Exempt Investment Securities(2)         99,000     1,467    5.93%         100,821     1,466    5.82%
Funds Sold                                  27,407       389    5.71%          89,093     1,024    4.66%
                                        ----------   -------    -----      ----------   -------    -----
   Total Earning Assets                  1,277,894    26,138    8.22%       1,282,679    24,733    7.82%
Cash & Due From Banks                       65,326                             64,035
Allowance for Loan Losses                  (10,085)                           (10,055)
Other Assets                                97,485                             93,874
                                        ----------                         ----------
      TOTAL ASSETS                      $1,430,620                         $1,430,533
                                        ==========                         ==========

LIABILITIES
-----------
NOW Accounts                            $  167,862       948    2.27%      $  145,101   $   663    1.85%
Money Market Accounts                      162,129     1,592    3.95%         143,298     1,319    3.73%
Savings Accounts                           103,817       536    2.07%         115,545       577    2.03%
Other Time Deposits                        497,296     6,099    4.93%         564,686     7,113    5.11%
                                        ----------   -------    -----      ----------   -------    -----
   Total Interest Bearing Deposits         931,104     9,175    3.96%         968,630     9,672    4.05%
Funds Purchased                             65,888       767    4.68%          32,047       316    4.00%
Short-Term Borrowings                        1,614        17    4.24%           1,175        16    5.52%
Long-Term Debt                              14,169       217    6.16%          18,832       309    6.66%
                                        ----------   -------    -----      ----------   -------    -----
   Total Int. Bearing Liabilities        1,012,775    10,176    4.04%       1,020,684    10,313    4.10%
Noninterest Bearing Deposits               267,504                            264,185
Other Liabilities                           16,505                             14,735
                                        ----------                         ----------
     TOTAL LIABILITIES                   1,296,784                          1,299,604

SHAREOWNERS' EQUITY
-------------------
Common Stock                                   102                                102
Surplus                                      9,316                              8,699
Retained Earnings                          124,418                            122,128
                                        ----------                         ----------
     TOTAL SHAREOWNERS' EQUITY             133,836                            130,929
                                        ----------                         ----------
     TOTAL LIABILITIES & EQUITY         $1,430,620                         $1,430,533
                                        ==========                         ==========

Net Interest Rate Spread                                        4.18%                              3.72%
                                                                =====                              =====
Net Interest Income                                  $15,962                            $14,420
                                                     =======                            =======
Net Interest Margin                                             5.02%                              4.56%
                                                                =====                              =====

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $974,000 and $790,000, for the three months ended
    March 31, 2000 and 1999, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

Item 3. Qualitative and Quantitative Disclosure for Market Risk

Overview
--------
Market risk management arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company has risk management policies to monitor and limit exposure to market risk. Capital City Bank Group does not actively participate in exchange rates, commodities or equities. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

Interest Rate Risk Management
-----------------------------
The normal course of business activity exposes Capital City Bank Group to interest rate risk. Fluctuations in interest rate risk may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. Capital City Bank Group's asset/liability management process manages the Company's interest rate risk.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 20. This table presents the Company's consolidated interest rate sensitivity position as of March 31, 2000, based upon certain assumptions as set-forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS
(Dollars in Thousands)

Other Than Trading Portfolio                       March 31, 2000
----------------------------  -----------------------------------------------------                             Fair
                               Year 1     Year 2     Year 3      Year 4      Year 5      Beyond      Total       Value
                              --------   --------   --------    --------    --------   ----------  ---------  ----------
Loans
  Fixed Rate                  $ 71,689   $ 28,999   $ 45,461    $ 46,906    $ 40,541    $ 73,157  $  306,753  $  307,235
    Average Interest Rate        9.44%      9.90%      8.55%       8.71%       8.57%       7.94%       9.04%
  Floating Rate(2)             393,370     34,109     53,484      33,403      72,471      70,483     657,320     658,352
    Average Interest Rate        9.22%      8.23%      8.52%       7.98%       8.20%       7.01%       8.67%
Investment Securities(3)
  Fixed Rate                    83,319     40,725     33,608      18,550      22,592      92,946     291,740     291,740
    Average Interest Rate        5.83%      5.80%      5.58%       5.59%       5.89%       6.52%       6.01%
  Floating Rate                      -          -      8,468           -           -         505       8,973       8,973
    Average Interest Rate            -          -      5.91%           -           -       6.29%       5.93%
Other Earning Assets
  Fixed Rates                        -          -          -           -           -           -           -           -
    Average Interest Rates           -          -          -           -           -           -           -
  Floating Rates                68,411          -          -           -           -           -      68,411      68,411
    Average Interest Rates       5.66%          -          -           -           -           -       5.66%
Total Financial Assets        $616,789   $103,833   $141,021    $ 98,859    $135,604    $237,091  $1,333,197  $1,334,711
    Average Interest Rates       8.39%      7.74%      7.67%       7.88%       7.92%       7.10%       8.00%

Deposits(4)
  Fixed Rate Deposits         $438,665   $ 36,770   $ 11,192    $  4,137    $  2,220    $     16  $  493,000  $  489,905
    Average Interest Rates       4.90%      5.31%      5.04%       5.05%       4.97%       4.79%       4.93%
  Floating Rate Deposits       448,788          -          -           -           -           -     448,788     448,788
    Average Interest Rates       2.01%          -          -           -           -           -       2.01%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  779        644        662         678         698       7,595      11,056      10,945
    Average Interest Rate        6.02%      6.16%      6.16%       6.16%       6.15%       6.08%       6.10%
  Floating Rate Debt            81,632          -          -           -           -           -      81,632      80,813
    Average Interest Rate        4.76%          -          -           -           -           -       4.76%
Total Financial Liabilities   $969,864   $ 37,414   $ 11,854    $  4,815    $  2,918    $  7,611  $1,034,476  $1,030,451
    Average interest Rate        3.55%      5.32%      5.10%       5.21%       5.25%       6.08%       3.66%

(1) Based upon expected cashflows, unless otherwise indicated.
(2) Based upon a combination of expected maturities and repricing opportunities.
(3) Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
(4) Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in 2000. Other time deposit balances are classified according to maturity.

PART II.  OTHER INFORMATION

Items 1-4.

Not applicable

Item 5.  Other

On March 30, 2000, the Company announced the authorization to repurchase 500,000 shares of the oustanding common stock. The purchases will be made in the open market or in privately negotiated transactions.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

Capital City Bank Group, Inc., filed no Form 8-K during the first quarter 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/s/ J. Kimbrough Davis
----------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  May 15, 2000