Form 10-Q
period 2000-06-30
CAPITAL CITY BANK GROUP INC
filed 2000-08-09
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                             For the Quarter:
                               June 30, 2000

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

                              Yes [X]  No [ ]


At July 31, 2000, 10,191,845 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

                             FORM 10-Q INDEX

ITEM         PART I. FINANCIAL INFORMATION                       PAGE NUMBER

1.           Consolidated Financial Statements                       3

2.           Management's Discussion and Results of Operations
             and Analysis of Financial Condition                    10

3.           Quantitative and Qualitative Disclosure for
             Market Risk                                            18

ITEM         PART II. OTHER INFORMATION

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                       20

5.           Other Information                                 Not Applicable

6.           Exhibits and Reports on Form 8-K                  Not Applicable

Signatures                                                          21

PART I.  FINANCIAL INFORMATION
ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS

                       CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE PERIODS ENDED JUNE 30
                                (UNAUDITED)
              (Dollars in Thousands, Except Per Share Amounts)

                                     THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                     --------------------------  ------------------------
                                          2000        1999          2000        1999
                                         -------     -------       -------     -------
INTEREST INCOME
---------------
Interest and Fees on Loans               $22,585     $19,388       $43,704     $38,141
Investment Securities:
   U. S. Treasury                            161         336           409         756
   U. S. Government Agencies/Corp.         2,193       2,349         4,461       4,685
   States and Political Subdivisions       1,016       1,088         2,097       2,154
   Other Securities                          592         587         1,196       1,256
Funds Sold & Interest Bearing Deposits       342       1,068           732       2,092
                                         -------     -------       -------     -------
       Total Interest Income              26,889      24,816        52,599      49,084

INTEREST EXPENSE
----------------
Deposits                                 $ 9,647     $ 9,776       $18,822     $19,448
Short-Term Borrowings                      1,205         399         1,989         731
Long-Term Borrowings                         218         301           435         611
                                         -------     -------       -------     -------
       Total Interest Expense             11,070      10,476        21,246      20,790
                                         -------     -------       -------     -------

Net Interest Income                       15,819      14,340        31,353      28,294
Provision for Loan Losses                    950         580         1,560       1,320
                                         -------     -------       -------     -------
Net Interest Income After Provision
  for Loan Losses                         14,869      13,760        29,793      26,974
                                         -------     -------       -------     -------

NONINTEREST INCOME
------------------
Service Charges on Deposit Accounts        2,314       2,455         4,651       4,901
Data Processing                              650         747         1,330       1,495
Trust Fees                                   600         439         1,260         962
Securities Transactions                        -           -             2           -
Other                                      3,111       2,993         5,834       5,829
                                         -------     -------       -------     -------
       Total Noninterest Income            6,675       6,634        13,077      13,187
                                         -------     -------       -------     -------

NONINTEREST EXPENSE
-------------------
Salaries and Associate Benefits            7,485       7,605        15,040      15,083
Occupancy, Net                             1,113       1,111         2,209       2,148
Furniture and Equipment                    1,479       1,394         2,871       2,791
Merger Expense                               751       1,277           751       1,277
Other                                      4,426       4,930         8,735       9,460
                                         -------     -------       -------     -------
       Total Noninterest Expense          15,254      16,317        29,606      30,759
                                         -------     -------       -------     -------

Income Before Income Tax                   6,290       4,077        13,264       9,402
Income Tax Expense                         2,124       1,182         4,485       2,842
                                         -------     -------       -------     -------
NET INCOME                               $ 4,166     $ 2,895       $ 8,779     $ 6,560
                                         =======     =======       =======     =======

Basic Net Income Per Share               $   .41     $   .28       $   .86     $   .64
                                         =======     =======       =======     =======
Diluted Net Income Per Share             $   .41     $   .28       $   .86     $   .64
                                         =======     =======       =======     =======
Cash Dividends Per Share(1)              $ .1325     $   .12       $ .2650     $   .30
                                         =======     =======       =======     =======
Average Shares Outstanding - Basic    10,195,637  10,171,693    10,195,449  10,170,626
                                      ==========  ==========    ==========  ==========
Average Shares Outstanding - Diluted  10,211,150  10,187,224    10,210,980  10,186,157
                                      ==========  ==========    ==========  ==========

(1) The dividend for the six months ended June 30, 1999 includes a one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.


                       CAPITAL CITY BANK GROUP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                 (Dollars In Thousands, Except Share Data)

                                                    June 30,        December 31,
                                                      2000             1999
                                                   (Unaudited)       (Audited)
                                                   -----------      -----------
ASSETS
Cash and Due From Banks                            $   70,329        $   79,454
Funds Sold and Interest Bearing Deposits                3,371            13,618
Investment Securities, Available-for-Sale             288,538           321,192

Loans, Net of Unearned Interest                     1,032,422           928,486
  Allowance for Loan Losses                           (10,478)           (9,929)
                                                   ----------        ----------
    Loans, Net                                      1,021,944           918,557

Premises and Equipment, Net                            36,833            37,834
Intangibles                                            23,726            25,149
Other Assets                                           36,524            34,716
                                                   ----------        ----------
      Total Assets                                 $1,481,265        $1,430,520
                                                   ==========        ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                     $  292,139        $  253,140
  Interest Bearing Deposits                           941,009           949,518
                                                   ----------        ----------
      Total Deposits                                1,233,148         1,202,658

Short-Term Borrowings                                  80,957            66,275
Long-Term Debt                                         13,858            14,258
Other Liabilities                                      15,357            15,113
                                                   ----------        ----------
      Total Liabilities                             1,343,320         1,298,304

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized, no shares outstanding                  -                 -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,191,842 shares outstanding
  at June 30, 2000 and 10,190,069 outstanding at
  December 31, 1999                                       102               102
Additional Paid-In-Capital                              9,329             9,249
Retained Earnings                                     135,133           129,055
Accumulated Other Comprehensive (Loss), Net of Tax     (6,619)           (6,190)
                                                   ----------        ----------
      Total Shareowners' Equity                       137,945           132,216
                                                   ----------        ----------
Total Liabilities and Shareowners' Equity          $1,481,265        $1,430,520
                                                   ==========        ==========



                       CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIODS ENDED JUNE 30
                          (Dollars in Thousands)

                                                     2000           1999
                                                 (Unaudited)     (Unaudited)
                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                        $  8,779        $  6,560
Adjustments  to Reconcile Net Income to
Cash Provided by Operating Activities:
  Provision for Loan Losses                          1,560           1,320
  Depreciation                                       2,021           1,804
  Net Securities Amortization                          700             646
  Amortization of Intangible Assets                  1,404           1,389
  Gains on Sales of Investment Securities               (2)              -
  Non-Cash Compensation                                 50              74
  Net Decrease (Increase) in Interest Receivable       133             (98)
  Net (Increase) Decrease in Other Assets           (1,567)          2,251
  Net Increase (Decrease) in Other Liabilities         243          (2,988)
                                                  --------        --------
  Net Cash Provided by Operating Activities         13,321          10,958

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from Payments/Maturities of
  Investment Securities                             31,666          77,272
Purchase of Investment Securities,
  Available-for-Sale                                  (492)        (40,701)
Net Increase in Loans                             (104,947)        (42,690)
Purchase of Premises & Equipment                    (1,024)         (2,604)
Sales of Premises & Equipment                            4             149
                                                  --------        --------
Net Cash Used in Investing Activities              (74,793)         (8,574)
                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net Increase (Decrease) in Deposits                 30,492          (2,691)
Net Increase in Short-Term Borrowings               14,681          14,450
Borrowing from Long-Term Debt                          928           2,262
Repayment of Long-Term Debt                         (1,328)         (3,368)
Dividends Paid                                      (2,702)         (3,147)
Issuance of Common Stock                                29             183
                                                  --------        --------
Net Cash Provided by Financing Activities           42,100           7,689
                                                  --------        --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                 (19,372)         10,073
Cash and Cash Equivalents at Beginning
  of Period                                         93,072         141,024
                                                  --------        --------
Cash and Cash Equivalents at End of Period        $ 73,700        $151,097
                                                  ========        ========

Supplemental Disclosure:
  Interest Paid                                   $ 18,943        $ 18,418
                                                  ========        ========
  Interest Paid on Debt                           $  2,460        $  1,295
                                                  ========        ========
  Transfer of Loans to ORE                        $    689        $    865
                                                  ========        ========
  Income Tax Paid                                 $  7,489        $  3,486
                                                  ========        ========


CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES
     --------------------------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of S-X and S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
States have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation, including restatement to reflect the pooling of interest of Grady Holding Company and its subsidiaries.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, the results of operations for the six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999.

The Company and its subsidiaries follow accounting principles generally accepted in the United States and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 1999
Annual Report and Form 10-K.

(2)  INVESTMENT SECURITIES
     ---------------------

The carrying value and related market value of investment securities at June 30, 2000 and December 31, 1999 were as follows (dollars in thousands):

                                                June 30, 2000
                                ------------------------------------------
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses      Value
------------------              ---------  ----------  ----------  --------
U. S. Treasury                  $ 10,024      $ -       $    98    $  9,926
U. S. Government Agencies
  and Corporations                74,092        -         2,607      71,485
States and Political
  Subdivisions                    95,141       22         2,243      92,920
Mortgage-Backed Securities        79,469       15         4,149      75,335
Other Securities                  40,355        -         1,483      38,872
                                --------      ---       -------    --------
     Total                      $299,081      $37       $10,580    $288,538
                                ========      ===       =======    ========

                                             December 31, 1999
                                -------------------------------------------
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


(3)  LOANS
     -----

The composition of the Company's loan portfolio at June 30, 2000 and December 31, 1999 was as follows (dollars in thousands):

                                    June 30, 2000     December 31, 1999
                                    -------------     -----------------
Commercial, Financial
  and Agricultural                     $135,084           $ 98,894
Real Estate-Construction                 67,730             62,166
Real Estate-Mortgage                    219,024            214,036
Real Estate-Residential                 433,390            383,536
Consumer                                177,194            169,854
                                     ----------           --------
   Loans, Net of Unearned Interest   $1,032,422           $928,486
                                     ==========           ========

(4)  ALLOWANCE FOR LOAN LOSSES
     -------------------------

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 2000 and 1999, is as follows (dollars in thousands):

                                           June 30,
                                    ----------------------
                                      2000           1999
                                    -------        -------
Balance, Beginning of the Period    $ 9,929        $ 9,827
Provision for Loan Losses             1,560          1,320
Recoveries on Loans Previously
  Charged-Off                           329            418
Loans Charged-Off                     1,340          1,505
                                    -------        -------
Balance, End of Period              $10,478        $10,060
                                    =======        =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below
(dollars in thousands):

                                                   June 30,
                                 ----------------------------------------------
                                        2000                      1999
                                 --------------------     ---------------------
Impaired Loans:                             Valuation                 Valuation
                                 Balance    Allowance     Balance     Allowance
                                 --------------------     ---------------------
With Related Credit Allowance     $    -     $   -         $2,072       $194
Without Related Credit Allowance   2,052         -            518          -
Average Recorded Investment
   for the Period                  2,176         *          3,592          *

Interest Income:
     Recognized                   $   63                   $   57
     Collected                    $   33                   $   46

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows on impaired loans is recognized through the allowance for loan losses.


(5)  DEPOSITS
     --------

The composition of the Company's interest bearing deposits at June 30, 2000 and December 31, 1999 was as follows (dollars in thousands):

                                     June 30, 2000    December 31, 1999
                                     -------------    -----------------
NOW Accounts                           $187,383           $182,794
Money Market Accounts                   156,374            157,825
Savings Deposits                        106,083            105,498
Other Time Deposits                     491,169            503,401
                                       --------           --------
  Total Interest Bearing Deposits      $941,009           $949,518
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

(7)  COMPREHENSIVE INCOME
     --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three and six month periods ended June 30, 2000 and 1999, was as follows (dollars in thousands):



                                       THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                       --------------------------     ---------------------
                                            2000       1999              2000        1999
                                           ------     ------            ------      ------
Net Income                                 $4,166     $2,895            $8,779      $6,560
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
    During the Period                         415     (3,493)             (429)     (4,466)
  Less: Reclassification Adjustments for
  Gains Included in Net Income                  -          -                 2           -

Total Unrealized Gains (Losses)
  On Securities                               415     (3,493)             (427)     (4,466)

Other Comprehensive Income, Net of Tax     $4,581     $ (598)           $8,352      $2,094


The change in the three months ended June 30, 2000 represents a market value increase in available-for-sale securities, compared to a decrease in market value for the comparable period in 1999. For the six month periods ended June 30, 2000 and 1999, the change reflects a market value decrease.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                                   2000                               1999                             1998
                         ----------------------  -------------------------------------------  ----------------------
                           Second       First      Fourth     Third     Second      First       Fourth       Third
                         ----------  ----------  ---------- ---------- ---------- ----------  ----------  ----------
Summary of Operations:
  Interest Income        $   26,889  $   25,710  $   25,366 $   25,236 $   24,816 $   24,267  $   22,904  $   21,974
  Interest Expense           11,070      10,176      10,171     10,287     10,476     10,313       9,224       8,673
  Net Interest Income        15,819      15,534      15,195     14,949     14,340     13,954      13,680      13,301
    Provision for
    Loan Loss                   950         610         510        610        580        740         657         618
  Net interest Income
    After Provision
    for Loan Loss            14,869      14,924      14,685     14,339     13,760     13,214      13,023      12,683
  Noninterest Income          6,675       6,402       6,654      6,719      6,634      6,553       6,710       5,721
  Merger Expense                751           -          10         74      1,277          -         115           -
  Noninterest Expense        14,503      14,352      14,462     14,522     15,040     14,442      13,600      12,540
  Income Before
    Provision for
    Income Taxes              6,290       6,974       6,867      6,462      4,077      5,325       6,018       5,864
  Provision for
    Income Taxes              2,124       2,361       2,548      2,089      1,182      1,660       2,146       2,057
  Net Income             $    4,166  $    4,613  $    4,319 $    4,373 $    2,895 $    3,665  $    3,872  $    3,807
  Net Interest
    Income (FTE)         $   16,217  $   15,962  $   15,521 $   15,435 $   14,822 $   14,420  $   14,046  $   13,640

Per Common Share:
  Net Income Basic       $      .41  $      .45  $      .42 $      .43 $      .28 $      .36  $      .39  $      .37
  Net Income Diluted            .41         .45         .42        .43        .28        .36         .39         .37
  Dividends Declared(1)       .1325       .1325       .1325        .12        .12        .18         .12         .11
  Book Value                  13.51       13.20       12.96      12.78      12.56      12.80       12.65       12.40
  Market Price:
    High                      20.50       23.00       25.00      30.00      25.00      27.63       31.00       33.13
    Low                       18.00       15.00       20.19      21.00      20.25      22.00       24.13       19.00
    Close                     19.50       19.63       21.50      22.75      25.00      23.31       27.63       29.13

Selected Average
Balances:
  Total Assets           $1,454,098  $1,430,620  $1,446,815 $1,446,505 $1,452,215 $1,430,533  $1,257,934  $1,148,404
  Earning Assets          1,303,633   1,277,894   1,280,746  1,297,481  1,304,093  1,282,679   1,131,933   1,038,981
  Loans                     989,695     938,351     915,194    892,161    878,976    850,161     834,315     819,755
  Total Deposits          1,202,770   1,198,608   1,235,002  1,234,360  1,247,452  1,232,816   1,059,192     954,652
  Total Shareowners'
    Equity                  137,014     133,836     131,932    130,134    131,234    130,929     128,250     123,728
  Common Equivalent
    Shares:
      Basic                  10,196      10,195      10,179     10,179     10,172     10,170      10,158      10,158
      Diluted                10,211      10,211      10,201     10,195     10,187     10,185      10,179      10,158
Ratios:
  ROA                         1.15%       1.30%       1.18%      1.20%       .80%      1.04%       1.22%       1.32%
  ROE                        12.23%      13.86%      12.99%     13.33%      8.85%     11.35%      11.98%      12.20%
  Net Interest
    Margin (FTE)              5.00%       5.02%       4.82%      4.73%      4.56%      4.56%       4.92%       5.21%
  Efficiency Ratio           60.30%      60.91%      60.67%     62.30%     61.70%     65.46%      63.50%      63.33%

(1) First quarter 1999 dividend includes a one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND RESULTS OF OPERATIONS
         AND ANALYSIS OF FINANCIAL CONDITION

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

The following discussion sets forth the major factors that have affected the Company's results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements. All prior period financial information has been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries. The year-to-date averages used in this report are based on daily balances for each respective period.

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

On March 30, 2000, the Company announced the authorization to repurchase
500,000 shares of the outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions.

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

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of merger-related expenses and intangible amortization, for the three and six months ended June 30, 2000 were $4.2 million, or $0.41 per diluted share and $8.8 million, or $0.86 per diluted share. This compares to $2.9 million, or $0.28 per diluted share and $6.6 million, or $0.64 per diluted share in 1999. At June 30, 2000, merger-related expenses, net of taxes, totaled $476,000, or $0.05 per diluted share, versus $1.2 million, or $.12 per diluted share for the comparable period in 1999. Amortization of intangible assets, net of taxes, for the first six months in 2000 totaled $953,000. or $0.0910 per diluted share, compared to $945,000, or $.10 per diluted share in 1999.


In 2000, excluding merger-related expenses, net income for the three and six month periods ended June 30, 2000 increased $925,000, or 25.0%, and $1.9 million, or 25.5%, respectively, due primarily to revenue growth.
Operating revenues (defined as taxable equivalent net interest income plus noninterest income) in 2000 grew $1.4 million, or 6.7%, and $2.8 million, or 6.7%, respectively, over the three and six month periods in 1999. This and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented below.



                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    ------------------       -----------------
                                      2000      1999           2000      1999
                                    --------   -------       -------   -------
Interest and Dividend Income         $26,889   $24,816       $52,599   $49,084
Taxable Equivalent Adjustment(1)         398       482           826       949
                                     -------   -------       -------   -------
Interest Income (FTE)                 27,287    25,298        53,425    50,033
Interest Expense                      11,070    10,476        21,246    20,790
                                     -------   -------       -------   -------
Net Interest Income (FTE)             16,217    14,822        32,179    29,243
Provision for Loan Losses                950       580         1,560     1,320
Taxable Equivalent Adjustment            398       482           826       949
                                     -------   -------       -------   -------
Net Int. Inc. After Provision         14,869    13,760        29,793    26,974
Noninterest Income                     6,675     6,634        13,077    13,187
Merger Expense                           751     1,277           751     1,277
Noninterest Expense                   14,503    15,040        28,855    29,482
                                     -------   -------       -------   -------
Income Before Income Taxes             6,290     4,077        13,264     9,402
Income Taxes                           2,124     1,182         4,485     2,842
                                     -------   -------       -------   -------
Net Income                           $ 4,166   $ 2,895       $ 8,779   $ 6,560
                                     =======   =======       =======   =======

Percent Change                         43.94%   (27.58)%      33.83%    (13.87)%

Return on Average Assets(2)             1.15%      .80%        1.22%       .92%

Return on Average Equity(2)            12.23%     8.85%       13.04%     10.09%

(1) Computed using a statutory tax rate of 35%
(2) Annualized


Net Interest Income
-------------------

Second quarter taxable equivalent net interest income increased $1.4 million, or 9.4%, over the comparable quarter in 1999. Taxable equivalent net interest income for the first half of 2000 increased $2.9 million or 10.0%, over the first half of 1999. The increase in both periods is attributable to a change in the mix of earning assets, primarily loans.
The favorable impact of the shift in mix of earning assets was partially offset by increasing yields on interest bearing liabilities. Table I on page 17 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 2000, taxable-equivalent interest income increased $2.0 million, or 7.9%, and $3.4 million, or 6.8%, respectively, over the comparable prior year periods. Loans which represent the Company's highest yielding asset, increased (on average)
$99.4 million, or 11.5% and represented 74.7% of total earning assets for the six months ended June 30, 2000 versus 66.8% for the comparable period in 1999. Offsetting this increase was a decline in income from investment securities and funds sold. Rising interest rates and the favorable shift in mix contributed to a 52 basis point increase in the yield on earning assets which increased from 7.80% during the first six months of 1999 to 8.32% for the comparable period in 2000.


Interest expense for the three and six month periods ended June 30, 2000 increased $594,000, or 5.7%, and $456,000, or 2.2%, respectively, over the comparable prior year periods. The 12 basis point increase in the average rate is the result of rising interest rates and increased competition for deposits. Certificates of deposit, which generally represent a higher cost deposit product to the Company, decreased from 45.4% of average deposits in the first half of 1999 to 41.2% in 2000.

The Company's interest rate spread (defined as the average federal taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 3.73% in the first half of 1999 to 4.13% in the comparable period of 2000 due to the higher yield on earning assets. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.56% in the first half of 1999, versus 5.01% in the first half of 2000. The increase in margin represents the higher yield on earning assets resulting from the favorable shift in the mix of earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses was $950,000 and $1.6 million, respectively, for the three and six month periods ended June 30, 2000, compared to $580,000 and $1.3 million for the comparable periods in 1999. Net charge-offs were down slightly from the first half of 1999, and remain at low levels relative to the size of the loan portfolio. The higher provision reflects the significant increase in the loan portfolio during the first half of 2000. Nonperforming loans increased $248,000, or 8.3%, during the first six months of 2000. The Company's nonperforming asset ratio increased from .42% at year-end to .43% at June 30, 2000. As compared to year-end, the reserve for loan losses increased to $10.5 million, and represented 1.01% of total loans versus 1.07% at the prior year-end.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of June 30, 2000, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                              ----------------------     ----------------------
                                2000          1999          2000        1999
                              --------      --------     ----------  ----------
Net Charge-Offs               $698,000      $728,000     $1,011,000  $1,087,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
   Unearned Interest              .28%          .33%           .21%        .25%

Noninterest Income
------------------

Noninterest income increased $41,000, or 0.6%, in the second quarter of 2000 versus the comparable quarter for 1999, and decreased $110,000, or 0.8%, for the six months ended June 30, 2000 versus the comparable period for 1999. During both periods, trust fees and other income posted higher revenues, while service charges and data processing revenues declined.


Service charges on deposit accounts decreased $141,000, or 5.7%, and $250,000, or 5.1%, respectively, over the comparable three and six month periods for 1999. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The decrease in the first half on 2000 compared to 1999, reflects higher compensating balances and a decline in the number of transaction accounts.

Data processing revenues decreased $97,000, or 13.0%, and $165,000, or 11.0%, respectively, over the comparable three and six month periods in 1999. The decrease reflects lower processing revenues associated with government agencies.

Revenue from trust activities increased $161,000, or 36.7%, compared to the second quarter of 1999, and increased $298,000, or 31.0%, over the comparable six month period in 1999. The increase in revenues during the first half is attributable to growth in managed assets. At June 30, 2000, assets under management totaled $320.7 million compared to 292.3 million at June 30, 1999.

Other income increased $118,000, or 3.9%, and $5,000, or 0.1%, respectively, for the three and six month periods ended June 30, 2000 over the comparable prior year periods. The increase is partially attributable to higher credit card merchant fees of $214,000 and interchange commissions of $287,000. Gains on the sale of residential real estate loans decreased
$501,000, attributable to the higher interest rate environment, resulting in fewer fixed rate loans being originated and sold in the secondary market.

Noninterest income as a percent of average assets was 1.82% and 1.84%, respectively, for the first half of 2000 and 1999.

Noninterest Expense
-------------------

Noninterest expense decreased $1.1 million, or 6.5%, and 1.2 million, or 3.7%, respectively, over the comparable three and six month periods in 1999. The decrease primarily reflects lower merger-related expense and initiatives undertaken bt management to streamline operating costs.

Compensation expense decreased $121,000, or 1.6%, and $42,000, or 0.3%, respectively, over the comparable three and six month periods of 1999, reflecting a reduction in total salaries. For the comparable first half periods in 2000 and 1999, FTE's decreased by 6 associates.

Occupancy expense, including premises, furniture, fixtures and equipment increased $87,000, or 3.5%, and $140,000, or 2.8%, respectively, over the comparable three and six month periods in 1999. Depreciation expense, utilities and property taxes increased $217,000, $14,000 and $25,000, respectively, for the comparable six month periods. These increases were partially offset by a decline in maintenance and repairs costs of $115,000, net premises rental of $30,000, and building insurance of $16,000.

Merger expense of $751,000 for the three and six month periods ended June
30, 2000, decreased $526,000 from the comparable periods in 1999. Costs attributable to the acquisition of Grady Holding Company and its subsidiaries were recognized in the second quarter of both years.

Other noninterest expense (excluding merger related costs) decreased
$504,000, or 10.2%, and $726,000, or 7.7%, respectively, over the
comparable three and six month periods in 1999.    The decrease is
primarily due to a reduction in telephone, postage, other losses and the elimination of the Florida intangible tax.  The decline in telephone costs is attributable to the completion of the wide-area network.


Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles and merger expense) as a percent of average assets was 2.00% in the first half of 2000 versus 2.09% for the first half of 1999. The Company's efficiency ratio (noninterest expense, net of intangibles and merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 60.60% in the first half of 2000 compared to 66.17% for the comparable period in 1999. The increase in the efficiency ratio reflects rising costs as noted above.

Income Taxes
------------

The provision for income taxes increased $942,000, or 79.7%, during the second quarter and $1.6 million, or 57.8%, during the first six months of 2000, relative to the comparable prior year periods. The Company's effective tax rate for the first half of 2000 was 33.8% versus 30.2% for the comparable period in 1999. The increase in the provision and the effective tax rate is attributable to higher taxable income and a change in how state taxes are assessed.

Prior to 2000, intangible taxes paid to the State of Florida (recorded as noninterest expense on the Company's books) qualified as an offset or credit against the Company's state tax liability. In 2000, the State's intangible tax on banks was eliminated. While this did not materially change the total amount of taxes paid to the State, it does result in the full amount being reflected in the provision for income taxes.


FINANCIAL CONDITION

The Company's average assets were $1.4 billion for the first six months of 2000 and 1999. Average earning assets were $1.3 billion for the six months ended June 30, 2000, constant with the comparable period in 1999. The mix of earning assets shifted as loan growth accelerated and was primarily funded by a reduction in investment securities and funds sold. Table I on Page 17 presents average balances for the three and six month periods ended
June 30, 2000 and 1999.

Average loans increased $99.4 million, or 11.5%, over the comparable period in 1999. Price and product competition remains strong in all markets. Loan growth has occurred in all categories, with the most significant increase in real estate. Loans which represent the Company's highest yielding asset, represented 74.7% of total earning assets for the six months ended
June 30, 2000 versus 66.8% for the comparable period in 1999.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of June 30, 2000, the average investment portfolio decreased $36.7 million, or 10.8%, from the comparable period in 1999. The decrease in the investment portfolio was used to fund the growth in loans. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity.
At June 30, 2000, shareowners' equity included an accumulated other comprehensive loss of $6.6 million compared to a loss of $6.2 million at December 31, 1999. The decrease in value reflects an increase in interest rates during the first half of 2000.

At June 30, 2000, the Company's nonperforming loans were $3.2 million versus $3.0 million at year-end 1999. As a percent of nonperforming loans, the allowance for loan losses represented 324% at June 30, 2000 versus 332% at December 31, 1999 and 220% at June 30, 1999, respectively. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure, or by receiving a deed in lieu of foreclosure, was $1.2 million at June 30, 2000, compared to $934,000 at December 31, 1999, and $1.6 million at June 30, 1999. The ratio of nonperforming assets as a percent of loans plus other real estate was
 .43% at June 30, 2000, compared to .42% at December 31, 1999, and .69% at
June 30, 1999.


Average deposits decreased 3.2% from the $1.24 billion for the first half of 1999, to $1.20 billion for the first half of 2000. The decrease in deposits is attributable to the decline in certificates of deposits, partially reflecting maturities of high yielding, promotional certificates.
This decline was partially offset by increases in money market and NOW accounts. The Company continues to experience a notable increase in competition for deposits, in terms of both rate and product.

The ratio of average noninterest bearing deposits to total deposits was 22.6% for the first half of 2000 compared to 21.3% for the first half of 1999. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.9% and 79.7%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposits, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25 million revolving line of credit. As of June 30, 2000 there was $3.0 million outstanding under this facility. The Company did not reduce the outstanding principal on the line of credit during the first half of 2000.

The Company's equity capital was $137.9 million as of June 30, 2000, compared to $132.2 million as of December 31, 1999. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "well capitalized" position. The leverage ratio was 8.16% at June 30, 2000 versus 7.92% at December 31, 1999. Further, the
Company's risk-adjusted capital ratio of 11.56% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

During the first six months of 2000, shareowners' equity increased $5.7 million, or 8.7%, on an annualized basis. Growth in equity during the first half was positively impacted by net income of $8.8 million and issuance of common stock of $79,000. Equity was reduced by an increase in the net unrealized loss on available-for-sale securities of $429,000 and dividends paid during the first quarter of $2.7 million, or $.265 per share.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 2000, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations.

The Company's common stock had a book value of $13.51 per share at June 30, 2000 compared to $12.96 at December 31, 1999. On March 30, 2000, the
Company announced the authorization to repurchase 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. During the second quarter, 17,000 shares have been repurchased.

<APGE>

YEAR 2000 COMPLIANCE

The YEAR 2000 issue created challenges with respect to the automated systems used by financial institutions and other companies. Many programs and systems were not able to recognize the year 2000, or that the new millennium is a leap year. The problem was not limited to computer systems. YEAR 2000 issues could have potentially affected every system that had an embedded microchip containing this flaw.

Costs directly related to YEAR 2000 issues were $780,000 from 1998 to 2000, of which approximately 100% had been spent as of December 31, 1999.
Approximately 75% of the total spending represented costs to modify existing systems. Costs incurred by the Company prior to 1998 were immaterial. This expense does not reflect any significant YEAR 2000 related costs incurred on behalf of the Company's vendors, suppliers, customers or other third parties.

Contingency plans for YEAR 2000 related interruptions were developed and included, but were not limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, and identification of alternate suppliers.

As of June 30, 2000, the Company experienced no known Year 2000 problems that were material.


TABLE I
                                              AVERAGE BALANCES & INTEREST RATES
                                     (Taxable Equivalent Basis - Dollars in Thousands)

                                                FOR THREE MONTHS ENDED JUNE 30,
                                               2000                        1999
                                    --------------------------  --------------------------
                                      Balance  Interest  Rate     Balance  Interest  Rate
                                    ---------- --------  -----  ---------- --------  -----
ASSETS
Loans, Net of Unearned Interest(1)  $  989,695  $22,631  9.20%  $  878,976  $19,455  8.88%
Taxable Investment Securities          198,511    2,946  5.97%     232,585    3,278  5.65%
Tax-Exempt Investment Securities(2)     93,813    1,368  5.83%     101,991    1,498  5.89%
Funds Sold                              21,614      342  6.36%      90,541    1,067  4.73%
                                    ----------  -------         ----------  -------
   Total Earning Assets              1,303,633   27,287  8.42%   1,304,093   25,298  7.78%
Cash & Due From Banks                   63,059                      63,430
Allowance for Loan Losses              (10,442)                    (10,229)
Other Assets                            97,848                      94,921
                                    ----------                  ----------
      TOTAL ASSETS                  $1,454,098                  $1,452,215
                                    ==========                  ==========

LIABILITIES
NOW Accounts                        $  170,322  $ 1,025  2.42%  $  151,844  $   844  2.23%
Money Market Accounts                  160,356    1,634  4.10%     154,690    1,404  3.64%
Savings Accounts                       105,663      584  2.22%     115,316      598  2.08%
Other Time Deposits                    491,178    6,404  5.24%     560,804    6,930  4.96%
                                    ----------  -------         ----------  -------
   Total Int. Bearing Deposits         927,519    9,647  4.18%     982,654    9,776  3.99%
Short-Term Borrowings                   83,579    1,205  5.80%      40,151      399  3.99%
Long-Term Debt                          13,970      218  6.28%      18,424      301  6.55%
                                    ----------  -------         ----------  -------
    Total Interest Bearing
      Liabilities                    1,025,068   11,070  4.34%   1,041,229   10,476  4.04%
Noninterest Bearing Deposits           275,251                     264,798
Other Liabilities                       16,765                      14,954
                                    ----------                  ----------
     TOTAL LIABILITIES               1,317,084                   1,320,981

SHAREOWNERS' EQUITY
Common Stock                               102                         101
Surplus                                  9,400                       8,801
Other Comprehensive Income              (7,318)                     (1,044)
Retained Earnings                      134,830                     123,376
                                    ----------                  ----------
     TOTAL SHAREOWNERS' EQUITY         137,014                     131,234
                                    ----------                  ----------
     TOTAL LIABILITIES & EQUITY     $1,454,098                  $1,452,215
                                    ==========                  ==========
Interest Rate Spread                                     4.08%                       3.74%
                                                         ====                        ====
Net Interest Income                             $16,217                     $14,822
                                                =======                     =======
Net Interest Margin                                      5.00%                       4.56%
                                                         ====                        ====

                                                  FOR SIX MONTHS ENDED JUNE 30,
                                                2000                        1999
                                    --------------------------  --------------------------
                                      Balance  Interest  Rate     Balance  Interest  Rate
                                    ---------- --------  -----  ---------- --------  -----
ASSETS
Loans, Net uf Unearned Interest(1)  $  964,023  $43,792  9.14%  $  964,648  $38,289  8.93%
Taxable Investment Securities          205,823    6,066  5.93%     237,428    6,697  5.69%
Tax-Exempt Investment Securities(2)     96,407    2,835  5.84%     101,548    2,955  5.87%
Funds Sold                              24,511      732  6.01%      89,821    2,092  4.70%
                                    ----------  -------         ----------  -------
   Total Earning Assets              1,290,754   53,425  8.32%   1,293,446   50,033  7.80%
Cash & Due From Banks                   64,192                      63,731
Allowance for Loan Losses              (10,263)                    (10,143)
Other Assets                            97,666                      94,400
                                    ----------                  ----------
      TOTAL ASSETS                  $1,442,359                  $1,441,434
                                    ==========                  ==========

LIABILITIES
NOW Accounts                        $  169,092  $ 1,973  2.35%  $  148,491  $ 1,507  2.05%
Money Market Accounts                  161,242    3,226  4.02%     149,025    2,723  3.68%
Savings Accounts                       104,740    1,120  2.15%     115,430    1,175  2.05%
Other Time Deposits                    494,237   12,503  5.09%     562,734   14,043  5.03%
                                    ----------  -------         ----------  -------
   Total Int. Bearing Deposits         929,311   18,822  4.07%     975,680   19,448  4.02%
Short-Term Borrowings                   75,540    1,989  5.29%      36,706      731  4.02%
Long-Term Debt                          14,069      435  6.22%      18,627      611  6.61%
                                    ----------  -------         ----------  -------
   Total Interest Bearing
     Libilities                      1,018,920   21,246  4.19%   1,031,013   20,790  4.07%
Noninterest Bearing Deposits           271,377                     264,494
Other Liabilities                       16,637                      14,845
                                    ----------                  ----------
      TOATAL LIABILITIES             1,306,934                   1,310,352

SHAREOWNERS' EQUITY
Common Stock                               102                         101
Surplus                                  9,358                       8,750
Other Comprehensive Income              (7,127)                       (215)
Retained Earnings                      133,092                     122,446
                                    ----------                  ----------
      TOTAL SHAREOWNERS' EQUITY        135,425                     131,082
                                    ----------                  ----------
      TOTAL LIABILITIES & EQUITY    $1,442,359                  $1,441,434
                                    ==========                  ==========
Interest Rate Spread                                    4.13%                       3.73%
                                                        ====                        ====
Net Interest Income                            $32,179                      $29,243
                                               =======                      =======
Net Interest Margin                                     5.01%                       4.56%
                                                        ====                        ====

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.0 million and $2.0 million, for the three and six months ended
    June 30, 2000, versus $847,000 and $1.6 million, for the comparable periods ended
    June 30, 1999.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35%
    tax rate.


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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 19. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 2000 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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




Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS
(Dollars in Thousands)


Other Than Trading Portfolio                      June 30, 2000
----------------------------  -------------------------------------------------------                             Fair
                                Year 1     Year 2     Year 3      Year 4      Year 5      Beyond      Total       Value
                              ---------  ---------  ---------  ----------   ---------   --------  -----------  ----------
Loans
  Fixed Rate                  $101,240   $ 32,137   $ 42,147    $ 42,996    $ 40,688    $ 85,587  $  344,795  $  346,414
    Average Interest Rate        9.76%      9.97%      8.35%       8.62%       8.88%       8.04%       9.24%
  Floating Rate(2)             423,682     40,119     47,750      41,128      50,698      84,250     687,627     690,855
    Average Interest Rate        9.42%      8.13%      8.52%       7.95%       8.27%       7.09%       8.80%
Investment Securities(3)
  Fixed Rate                    78,713     42,773     25,837      25,681      24,888      82,145     280,037     280,037
    Average Interest Rate        5.87%      5.76%      5.23%       5.76%       5.83%       6.71%       6.02%
  Floating Rate                      -          -      7,997           -           -         504       8,501       8,501
    Average Interest Rate            -          -      6.88%           -           -       6.29%       6.84%
Other Earning Assets
  Fixed Rates                        -          -          -           -           -           -           -           -
    Average Interest Rates           -          -          -           -           -           -           -
  Floating Rate                  3,371          -          -           -           -           -       3,371       3,371
    Average Interest Rates       7.52%          -          -           -           -           -       7.52%
Total Financial Assets        $607,006   $115,029   $123,731    $109,805    $116,274    $252,486  $1,324,331  $1,329,178
    Average Interest Rates       9.01%      7.76%      7.67%       7.70%       7.96%       7.29%       8.31%

Deposits(4)
  Fixed Rate Deposits         $442,205   $ 33,622   $  9,687    $  3,419    $  2,221    $     15  $  491,169  $  489,971
    Average Interest Rates       5.16%      5.69%      5.01%       5.04%       4.94%       4.79%       5.19%
  Floating Rate Deposits       449,840          -          -           -           -           -     449,840     449,840
    Average Interest Rates       2.88%          -          -           -           -           -       2.88%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  794        703        718         731         747       7,165      10,858      11,551
    Average Interest Rate        6.09%      6.19%      6.18%       6.18%       6.17%       6.07%       6.10%
  Floating Rate Debt            83,957          -          -           -           -           -      83,957      89,314
    Average Interest Rate        6.69%          -          -           -           -           -       6.69%
Total Financial Liabilities   $976,796   $ 34,325   $ 10,405    $  4,150    $  2,968    $  7,180  $1,035,824  $1,040,676
    Average interest Rate        4.24%      5.70%      5.09%       5.24%       5.25%       6.07%       4.32%

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


PART II.  OTHER INFORMATION

Items 1-3.
----------
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 25, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at                      Against/          Abstentions/
the 2003 annual meeting:         For        Withheld        Broker Non-Votes

DuBose Ausley                 8,675,306       4,179                 -
John K. Humphress             8,675,692       3,793                 -


2. The shareowners ratified the selection of Arthur Andersen LLP as the independent auditors for the Company for 2000. The number of votes cast were as follows:

                           Against/        Abstentions/
                 For       Withheld       Broker Non-Votes

              8,678,308      1,143              34


Item 5. Other Information
-------------------------
Not Applicable


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(A) Exhibits

Not applicable

(B) Reports on Form 8-K

Capital City Bank Group, Inc., filed no Form 8-K during the second quarter 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)




J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  August   , 2000