Form 10-Q
period 2000-09-30
CAPITAL CITY BANK GROUP INC
filed 2000-11-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




                        For the Quarter:
                       September 30, 2000
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

                        Yes [X]   No [ ]


At October 31, 2000, there were 10,192,335 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                  CAPITAL CITY BANK GROUP, INC.

                     FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                     PAGE NUMBER
----         -----------------------------                     -----------

1.           Consolidated Financial Statements                           3

2.           Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10

3.           Quantitative and Qualitative Disclosure of Market Risk     18


ITEM         PART II. OTHER INFORMATION
----         --------------------------

1.           Legal Proceedings                              Not Applicable

2.           Changes in Securities and Use of Proceeds      Not Applicable

3.           Defaults Upon Senior Securities                Not Applicable

4.           Submission of Matters to a Vote of
               Security Holders                             Not Applicable

5.           Other Information                                          20

6.           Exhibits and Reports on Form 8-K                           20

Signatures                                                              20

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE PERIODS ENDED SEPTEMBER 30
                                (UNAUDITED)
             (Dollars In Thousands, Except Per Share Amounts)

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                        2000        1999           2000         1999
                                       -------     -------       -------      -------
INTEREST INCOME
Interest and Fees on Loans             $24,061     $19,912       $67,765      $58,052
Investment Securities:
  U.S. Treasury                            143         343           552        1,100
  U.S. Gov. Agencies/Corp.               2,114       2,317         6,575        7,002
  States and Political Subdivisions        981       1,099         3,079        3,253
  Other Securities                         581         614         1,777        1,870
  Funds Sold                               138         950           870        3,042
                                       -------     -------       -------      -------
       Total Interest Income            28,018      25,236        80,618       74,319

INTEREST EXPENSE
Deposits                                10,452       9,495        29,274       28,942
Short-Term Borrowings                    1,391         513         3,380        1,244
Long-Term Debt                             196         279           632          890
                                       -------     -------       -------      -------
       Total Interest Expense           12,039      10,287        33,286       31,076
                                       -------     -------       -------      -------
Net Interest Income                     15,979      14,949        47,332       43,243
Provision for Loan Losses                  735         610         2,295        1,930
                                       -------     -------       -------      -------
  Net Interest Income After
    Provision for Loan Losses           15,244      14,339        45,037       41,313

NONINTEREST INCOME
Service Charges on Deposit Accounts      2,366       2,572         7,017        7,473
Data Processing                            630         690         1,960        2,184
Income from Fiduciary Activities           525         560         1,785        1,522
Securities Transactions                      -           -             2            -
Other                                    3,125       2,897         8,959        8,727
                                       -------     -------       -------      -------
       Total Noninterest Income          6,646       6,719        19,723       19,906
                                       -------     -------       -------      -------
NONINTEREST EXPENSE
Salaries and Associate Benefits          7,565       7,347        22,605       22,429
Occupancy, Net                           1,169       1,169         3,377        3,317
Furniture and Equipment                  1,484       1,368         4,355        4,159
Merger Expenses                             (2)         74           749        1,351
Other                                    4,466       4,638        13,202       14,099
                                       -------     -------       -------      -------
       Total Noninterest Expense        14,682      14,596        44,288       45,355
                                       -------     -------       -------      -------

Income Before Income Tax                 7,208       6,462        20,472       15,864
Income Tax Expense                       2,487       2,089         6,971        4,931
                                       -------     -------       -------      -------

NET INCOME                             $ 4,721     $ 4,373       $13,501      $10,933
                                       =======     =======       =======      =======
Net Income Per Basic Share             $   .46     $   .43       $  1.32      $  1.07
                                       =======     =======       =======      =======
Net Income Per Diluted Share           $   .46     $   .43       $  1.32      $  1.07
                                       =======     =======       =======      =======
Cash Dividends Per Share(1)            $ .1325     $   .12       $ .3975      $   .42
                                       =======     =======       =======      =======
Average Basic Shares Outstanding    10,192,009  10,179,138    10,194,294   10,173,490
                                    ==========  ==========    ==========   ==========
Average Diluted Shares Outstanding  10,207,540  10,194,669    10,209,825   10,189,021
                                    ==========  ==========    ==========   ==========

(1) The dividend for the nine months ended September 30, 1999 includes a one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.

                       CAPITAL CITY BANK GROUP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
             (Dollars In Thousands, Except Per Share Amounts)

                                                   September 30,   December 31,
                                                       2000            1999
                                                    (Unaudited)      (Audited)
                                                   -------------   ------------
ASSETS
Cash and Due From Banks                             $   60,774    $    79,454
Funds Sold                                               3,809         13,618
Investment Securities, Available-for-Sale              282,446        321,192

Loans, Net of Unearned Interest                      1,060,369        928,486
  Allowance for Loan Losses                            (10,653)        (9,929)
                                                    ----------    -----------
  Loans, Net                                         1,049,716        918,557

Premises and Equipment, Net                             36,827         37,834
Intangibles                                             22,994         25,149
Other Assets                                            35,570         34,716
                                                    ----------     ----------
       Total Assets                                 $1,492,136     $1,430,520
                                                    ==========     ==========
LIABILITIES
Deposits
  Noninterest Bearing Deposits                      $  287,295     $  253,140
  Interest Bearing Deposits                            942,665        949,518
                                                    ----------     ----------
       Total Deposits                                1,229,960      1,202,658

Short-Term Borrowings                                   88,633         66,275
Long-Term Debt                                          11,408         14,258
Other Liabilities                                       18,443         15,113
                                                    ----------     ----------
       Total Liabilities                             1,348,444      1,298,304

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares outstanding                                         -              -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,192,332 shares
  outstanding at September 30, 2000
  and 10,190,069 outstanding at
  December 31, 1999                                        102            102
Additional Paid In Capital                               9,363          9,249
Retained Earnings                                      138,503        129,055
Net Unrealized Gain on
  Available-for-Sale Securities                         (4,276)        (6,190)
                                                    ----------     ----------
       Total Shareowners' Equity                       143,692        132,216
                                                    ----------     ----------

Total Liabilities and Shareowners' Equity           $1,492,136     $1,430,520
                                                    ==========     ==========

                       CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                          (Dollars In Thousands)


                                                       2000          1999
                                                   (Unaudited)    (Unaudited)
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income                                          $ 13,501       $ 10,933
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                          2,295          1,930
    Depreciation                                       3,004          2,690
    Net Securities Amortization                        1,034          1,040
    Amortization of Intangible Assets                  2,136          2,084
    Gain on Sales of Investment Securities                (2)             -
    Non-Cash Compensation                                 76            234
    Net Increase in Interest Receivable               (1,096)        (1,139)
    Net (Increase) Decrease in Other Assets             (837)           827
    Net Increase (Decrease) in Other Liabilities       3,331            383
                                                    --------       --------
Net Cash Provided by Operating Activities             23,442         18,990
                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale            41,217         88,976
Purchase of Investment Securities
  Available-for-Sale                                    (492)       (57,646)
Net Increase in Loans                               (133,454)       (57,466)
Purchase of Premises & Equipment                      (2,061)        (3,725)
Sales of Premises & Equipment                             65            152
                                                    --------       --------
Net Cash Used in Investing Activities                (94,725)       (29,709)
                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Net (Decrease) Increase in Deposits                   27,302        (30,213)
Net Increase (Decrease) in Short-Term Borrowings      22,357         27,309
Borrowing from Long-Term Debt                            928          2,262
Repayment of Long-Term Debt                           (3,778)        (6,560)
Dividends Paid                                        (4,053)        (4,369)
Issuance of Common Stock                                  38            218
                                                    --------       --------
Net Cash Provided by (Used in) Financing Activities   42,794        (11,353)
                                                    --------       --------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                   (28,489)       (22,072)
Cash and Cash Equivalents at Beginning of
  Period                                              93,072        141,023
                                                    --------       --------
Cash and Cash Equivalents at End of Period          $ 64,583       $118,951
                                                    ========       ========
Supplemental Disclosure:
  Interest Paid on Deposits                         $ 30,066       $ 28,678
                                                    ========       ========
  Interest Paid on Debt                             $  4,159       $  2,179
                                                    ========       ========
  Transfer of Loans to ORE                          $    818       $  1,375
                                                    ========       ========
  Income Taxes Paid                                 $  8,718       $  5,536
                                                    ========       ========

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES
    --------------------------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of S-X and S-K of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Prior year financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current year presentation, including restatement to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999.

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

(2) INVESTMENT SECURITIES
    ---------------------

The carrying value and related market value of investment securities at September 30, 2000 and December 31, 1999 were as follows (dollars in thousands):

                                         September 30, 2000
                              -------------------------------------------
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains       Losses     Value
------------------            ---------  ----------  ----------  --------

U.S. Treasury                 $ 10,020      $  -       $   48    $  9,972
U.S. Government Agencies
  and Corporations              72,061         2        1,617      70,446
States and Political
  Subdivisions                  90,490        60        1,441      89,109
Mortgage Backed Securities      76,419        60        2,823      73,656
Other Securities                40,207         -          944      39,263
                              --------      ----       ------    --------
     Total                    $289,197      $122       $6,873    $282,446
                              ========      ====       ======    ========


                                          December 31, 1999
                              -------------------------------------------
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains      Losses      Value
------------------            ---------  ----------  ----------  --------

U.S. Treasury                 $ 20,047      $  4       $   70    $ 19,981
U.S. Government Agencies
  and Corporations              79,181         -        2,557      76,624
States and Political
  Subdivisions                 104,312        74        1,895     102,491
Mortgage Backed Securities      85,040        88        3,728      81,400
Other Securities                42,372         -        1,676      40,696
                              --------      ----       ------    --------
     Total                    $330,952      $166       $9,926    $321,192
                              ========      ====       ======    ========

(3) LOANS
    -----

The composition of the Company's loan portfolio at September 30, 2000 and December 31, 1999 was as follows (dollars in thousands):

                                    September 30, 2000   December 31, 1999
                                    ------------------   -----------------
Commercial, Financial
  and Agricultural                     $  130,121            $100,228
Real Estate-Construction                   72,573              62,166
Real Estate-Mortgage                      225,508             214,036
Real Estate - Residential                 452,718             383,536
Consumer                                  179,449             168,520
                                       ----------            --------
  Loans, Net of Unearned Interest      $1,060,369            $928,486
                                       ==========            ========

(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 2000 and 1999, is as follows (dollars in thousands):

                                    September 30, 2000    September 30,1999
                                    ------------------    -----------------
Balance, Beginning of the Period          $ 9,929             $ 9,827
Provision for Loan Losses                   2,295               1,930
Recoveries on Loans Previously
  Charged-Off                                 524                 556
Loans Charged-Off                          (2,095)             (2,278)
                                          -------             -------
Balance, End of Period                    $10,653             $10,035
                                          =======             =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                   September 30,
                                    --------------------------------------------
                                           2000                   1999
                                    -------------------     --------------------
Impaired Loans:                               Valuation                Valuation
                                    Balance   Allowance     Balance    Allowance
                                    -------------------     --------------------
With Related Credit Allowance       $    -      $-          $  120       $10
Without Related Credit Allowance     1,522       -             276         -
Average Recorded Investment
   for the Period                    1,866       N/A         1,986       N/A

Interest Income:
  Recognized                        $   72                   $   70
  Collected                         $   72                   $   55

The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS
    --------

The composition of the Company's interest bearing deposits at September 30, 2000 and December 31, 1999 was as follows (dollars in thousands):

                                  September 30, 2000        December 31, 1999
                                  ------------------        -----------------
NOW Accounts                           $177,708                  $182,794
Money Market Accounts                   158,644                   157,825
Savings Deposits                        105,455                   105,498
Other Time Deposits                     500,858                   503,401
                                       --------                  --------
  Total Interest Bearing Deposits      $942,665                  $949,518
                                       ========                  ========

(6) ACCOUNTING PRONOUNCEMENTS
    -------------------------

In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material impact on reported results of operations of the Company.

(7) COMPREHENSIVE INCOME
    --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three and nine month periods ended September 30, 2000 and 1999, as follows (dollars in thousands):

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                            ------------------        -------------------
                                               SEPTEMBER 30              SEPTEMBER 30
                                               ------------              ------------
                                              2000       1999           2000        1999
                                             ------     ------        -------     -------
Net Income                                   $4,721     $4,373        $13,501     $10,933
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized (Losses) Gains on Securities
    Arising During the Period                 2,342     (1,119)         1,914      (5,585)
  Less: Reclassification Adjustments for
    Gains (Losses) Included in Net Income         -          -              2           -
                                             ------     ------        -------     -------
Total Unrealized Gains (Losses)
  On Securities , Net of Tax                  2,342     (1,119)         1,916      (5,585)
                                             ------     ------        -------     -------
Total Comprehensive Income, Net of Tax       $7,063     $3,254        $15,417     $ 5,348


These changes reflect a market value increase in available-for-sale securities for the three and nine months ended September 30, 2000, and a market value decrease for the three and nine months ended September 30, 1999.

(8) ACQUISITIONS
    ------------

On October 3, 2000, the Company entered into a definitive purchase and assumption agreement with First Union National Bank ("First Union") to acquire five of First Union's branch offices which includes loans and deposits. The transaction will create approximately $13 million in intangible assets. The Company agreed to purchase approximately $26 million in loans and assume deposits of approximately $109 million. The transaction will be consummated during the first quarter of 2001.

On September 26, 2000, the Company entered into a definitive agreement to acquire First Bankshares of West Point, Inc. and its subsidiary First National Bank of West Point. First National Bank of West Point is a $155 million financial institution with offices located in West Point, Georgia, and two offices in the Greater Valley area of Alabama. The Company will issue 3.6419 shares and $17.75 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. The transaction will close in the first quarter of 2001 and will be accounted for as a purchase.

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


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                                        2000                                     1999                        1998
                         ----------------------------------  -------------------------------------------  ----------
                             Third      Second       First      Fourth     Third     Second       First      Fourth
                         ----------  ----------  ----------  ---------- ---------- ---------- ----------  ----------
Summary of Operations:
  Interest Income        $   28,018  $   26,889  $   25,710  $   25,366 $   25,236 $   24,816 $   24,267  $   22,904
  Interest Expense           12,039      11,070      10,176      10,171     10,287     10,476     10,313       9,224
                         ----------  ----------  ----------  ---------- ---------- ---------- ----------  ----------
  Net Interest Income        15,979      15,819      15,534      15,195     14,949     14,340     13,954      13,680
    Provision for
    Loan Loss                   735         950         610         510        610        580        740         657
                         ----------  ----------  ----------  ---------- ---------- ---------- ----------  ----------
  Net interest Income
    After Provision
    for Loan Loss            15,244      14,869      14,924      14,685     14,339     13,760     13,214      13,023
  Noninterest Income          6,646       6,675       6,402       6,654      6,719      6,634      6,553       6,710
  Merger Expense                 (2)        751           -          10         74      1,277          -         115
  Noninterest Expense        14,684      14,503      14,352      14,462     14,522     15,040     14,442      13,600
                         ----------  ----------  ----------  ---------- ---------- ---------- ----------  ----------
  Income Before
    Provision for
    Income Taxes              7,208       6,290       6,974       6,867      6,462      4,077      5,325       6,018
  Provision for
    Income Taxes              2,487       2,123       2,361       2,548      2,089      1,182      1,660       2,146
                         ----------  ----------  ----------  ---------- ---------- ---------- ----------  ----------
  Net Income             $    4,721  $    4,167  $    4,613  $    4,319 $    4,373 $    2,895 $    3,665  $    3,872
                         ==========  ==========  ==========  ========== ========== ========== ==========  ==========
  Net Interest
    Income (FTE)         $   16,364  $   16,217  $   15,962  $   15,521 $   15,435 $   14,822 $   14,420  $   14,046

Per Common Share:
  Net Income Basic       $      .46  $      .41  $      .45  $      .42 $      .43 $      .28 $      .36  $      .39
  Net Income Diluted            .46         .41         .45         .42        .43        .28        .36         .39
  Dividends Declared(1)       .1325       .1325       .1325       .1325        .12        .12        .18         .12
  Book Value                  14.08       13.51       13.20       12.96      12.78      12.56      12.80       12.65
  Market Price:
    High                      20.50       20.50       23.00       25.00      30.00      25.00      27.63       31.00
    Low                       18.75       18.00       15.00       20.19      21.00      20.25      22.00       24.13
    Close                     19.56       19.50       19.63       21.50      22.75      25.00      23.31       27.63

Selected Average
Balances:
  Total Assets           $1,465,455  $1,454,098  $1,430,620  $1,446,815 $1,446,505 $1,452,215 $1,430,533  $1,257,934
  Earning Assets          1,318,698   1,303,633   1,277,894   1,280,746  1,297,481  1,304,093  1,282,679   1,131,933
  Loans                   1,025,943     989,695     938,351     915,194    892,161    878,976    850,161     834,315
  Total Deposits          1,203,254   1,202,770   1,198,608   1,235,002  1,234,360  1,247,452  1,232,816   1,059,192
  Total Shareowners'
    Equity                  141,847     137,014     133,836     131,932    130,134    131,234    130,929     128,250
  Common Equivalent
    Shares:
      Basic                  10,192      10,196      10,195      10,179     10,179     10,172     10,170      10,158
      Diluted                10,208      10,211      10,211      10,201     10,195     10,187     10,185      10,179
Ratios:
  ROA                         1.28%       1.15%       1.30%       1.18%      1.20%       .80%      1.04%       1.22%
  ROE                        13.24%      12.23%      13.86%      12.99%     13.33%      8.85%     11.35%      11.98%
  Net Interest
    Margin (FTE)              4.94%       5.00%       5.02%       4.82%      4.73%      4.56%      4.56%       4.92%
  Efficiency Ratio           60.64%      60.30%      60.91%      60.67%     62.30%     61.70%     65.46%      63.50%

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

On October 3, 2000, the Company entered into a definitive purchase and assumption agreement with First Union National Bank ("First Union") to acquire five of First Union's branch offices which includes loans and deposits. The transaction will create approximately $13 million in intangible assets. The Company agreed to purchase approximately $26 million in loans and assume deposits of approximately $109 million. The transaction will be consummated during the first quarter of 2001.

On September 26, 2000, the Company entered into a definitive agreement to acquire First Bankshares of West Point, Inc. and its subsidiary First National Bank of West Point. First National Bank of West Point is a $155 million financial institution with offices located in West Point, Georgia, and two offices in the Greater Valley area of Alabama. The Company will issue 3.6419 shares and $17.75 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. The transaction will close in the first quarter of 2001 and will be accounted for as a purchase.

On March 30, 2000, the Company announced the authorization to repurchase 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. To date, the Company has acquired 36,000 shares.

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

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of merger-related expenses and intangible amortization, for the three and nine months ended September 30, 2000 were $4.7 million, or $0.46 per diluted share and $13.5 million, or $1.32 per diluted share. This compares to $4.4 million, or $0.43 per diluted share and $10.9 million, or $1.07 per diluted share in 1999. At September 30, 2000, merger-related expenses, net of taxes, totaled $475,000, or $0.05 per diluted share, versus $879,000, or $.09 per diluted share for the comparable period in 1999. Amortization of intangible assets, net of taxes, for the first nine months in 2000 and 1999 totaled $1.4 million, or $0.14 per diluted share.

In 2000, excluding merger-related expenses, net income for the three and nine month periods ended September 30, 2000 increased $286,000, or 6.5%, and $2.2 million, or 18.7%, respectively, due primarily to revenue growth. Operating revenues (defined as taxable equivalent net interest income plus noninterest income) in 2000 grew $1.3 million, or 6.0%, and $5.0 million, or 8.0%, respectively, over the three and nine month periods in 1999. This and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented below.

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------    -------------------
                                  2000       1999       2000        1999
                                 -------    -------    -------     -------

Interest and Dividend Income     $28,018    $25,236    $80,618     $74,319
Taxable Equivalent Adjustment(1)     385        486      1,210       1,435
                                 -------    -------    -------     -------
Interest Income                   28,403     25,722     81,828      75,754
Interest Expense                  12,039     10,287     33,286      31,076
                                 -------    -------    -------     -------
Net Interest Income (FTE)         16,364     15,435     48,542      44,678
Provision for Loan Losses            735        610      2,295       1,930
Taxable Equivalent Adjustment        385        486      1,210       1,435
                                 -------    -------    -------     -------
Net Interest Income
  After Provision                 15,244     14,339     45,037      41,313
Noninterest Income                 6,646      6,269     19,723      18,557
Merger Expense                        (2)        74        749       1,351
Noninterest Expense               14,684     14,072     43,539      42,656
                                 -------    -------    -------     -------
Income Before Income Taxes         7,208      6,462     20,472      15,863
Income Taxes                       2,487      2,089      6,971       4,930
                                 -------    -------    -------     -------
Net Income                       $ 4,721    $ 4,373    $13,501     $10,933
                                 =======    =======    =======     =======

Percent Change over comparable
  prior year period                7.95%     14.91%     23.49%      (4.28)%

Return on Average Assets(2)        1.28%      1.21%      1.24%       1.01%

Return on Average Equity(2)       13.24%     13.48%     13.11%      11.18%

(1) Computed using a statutory tax rate of 35%
(2) Annualized


Net Interest Income
-------------------

Third quarter taxable equivalent net interest income increased $929,000, or 6.0%, over the comparable quarter in 1999. Taxable equivalent net interest income for the nine month period of 2000 increased $3.9 million, or 8.6%, over the same period of 1999. This increase in both periods is attributable to a higher level of earning assets. Table I on page 17 provides a comparative analysis of the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 2000, taxable-equivalent interest income increased $2.7 million, or 10.4%, and $6.1 million, or 8.0%, respectively, over the comparable prior year periods. Loans which represent the Company's highest yielding asset, increased (on average) $110.9 million, or 12.7% and represented 75.7% of total earning assets for the nine months ended September 30, 2000 versus 67.5% for the comparable period in 1999. Partially offsetting this increase was a decline in income from investment securities and funds sold. Rising interest rates and the favorable shift in mix contributed to a 59 basis point increase in the yield on earning assets which increased from 7.82% during the first nine months of 1999 to 8.41% for the comparable period in 2000.

Interest expense for the three and nine month periods ended September 30, 2000, increased $1.8 million, or 17.0%, and $2.2 million, or 7.1%, respectively, over the comparable prior year periods. The average rate paid on interest bearing liabilities increased 32 basis points as a result of rising interest rates and increased competition for deposits. Certificates of deposit, which generally represent a higher cost deposit product to the Company, decreased from 44.9% of average deposits in the nine months of 1999 to 41.2% in 2000.

The Company's interest rate spread (defined as the average federal taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 3.80% in the first nine months of 1999 to 4.07% in the comparable period of 2000 due to the higher yield on earning assets. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.94% and 4.99%, respectively, for the three and nine months ended of 2000, versus 4.73% and 4.61%, respectively, for the comparable periods in 1999. The increase in margin from 1999 to 2000 reflects the higher yield on earning assets resulting from the favorable shift in the mix of earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses was $735,000 and $2.3 million, respectively, for the three and nine month periods ended September 30, 2000, compared to $610,000 and $1.9 million for the comparable periods in 1999. Net charge-offs in 2000 were down slightly from the first nine months of 1999, and remain at low levels relative to the size of the loan portfolio. The higher provision reflects the significant increase in the loan portfolio during the first nine months of 2000. Nonperforming loans increased $207,000, or 6.5%, during the first nine months of 2000. The Company's nonperforming asset ratio, however, decreased from .42% at year-end to .40% at September 30, 2000. As compared to year-end, the reserve for loan losses increased to $10.7 million, and represented 1.00% of total loans versus 1.07% at the prior year-end.

For a discussion of the Company's nonperforming loans, refer to the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of September 30, 2000, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below:

                                Three Months Ended         Nine Months Ended
(dollars in thousands)             September 30,              September 30,
                              ----------------------    ------------------------
                                2000          1999         2000          1999
                              --------      --------    ----------    ----------
Net Charge-Offs               $560,000      $634,000    $1,571,000    $1,722,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                .22%          .28%          .21%          .26%


Noninterest Income
------------------

Noninterest income decreased $73,000, or 1.1%, in the third quarter of 2000 versus the comparable quarter for 1999, and $183,000, or 0.9%, for the nine months ended September 30, 2000 versus the comparable period for 1999. For the nine months ended September 30, 2000, trust fees and other income posted higher revenues, while service charges and data processing revenues declined.

Service charges on deposit accounts decreased $207,000, or 8.0%, and $457,000, or 6.1%, respectively, over the comparable three and nine month periods for 2000. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The decrease in the first nine months in 2000 compared to 1999, reflects higher compensating balances and a decline in the number of transaction accounts.

Data processing revenues decreased $60,000, or 8.6%, and $224,000, or 10.3%, respectively, over the comparable three and nine month periods in 1999. The decrease reflects lower processing revenues associated with government agencies.

Revenue from trust activities decreased $35,000, or 6.3%, compared to the third quarter of 1999, and increased $263,000, or 17.3%, over the comparable nine month period in 1999. The increase in revenues during the first three quarters of 2000 is attributable to growth in managed assets. At September 30, 2000, assets under management totaled $328.5 million compared to $279.8 million at September 30, 1999.

Other income increased $228,000, or 7.9%, and $231,000, or 2.7%, respectively, for the three and nine month periods ended September 30, 2000, over the comparable prior year periods. The increase is partially attributable to higher credit card merchant fees of $270,000, retail banking fees of $226,000, and interchange commissions of $278,000. Gains on the sale of residential real estate loans decreased $527,000, attributable to the higher interest rate environment, resulting in fewer fixed rate loans being originated and sold in the secondary market as compared to the prior year. Subsequent to first quarter, however, the percentage mix of fixed rate loans has been increasing.

Noninterest income as a percent of average assets was 1.82% and 1.84%, respectively, for the first nine months of 2000 and 1999.

Noninterest Expense
-------------------

Noninterest expense increased $86,000, or 0.6%, and decreased $1.1 million, or 2.4%, respectively, over the comparable three and nine month periods in 1999. The decrease primarily reflects lower merger-related expense and initiatives undertaken by management to streamline operating costs.

Compensation expense increased $219,000, or 3.0%, and $176,000, or 0.8%, respectively, over the comparable three and nine month periods of 1999, reflecting a increase in total salaries and associate insurance. Partially offsetting the increase was a decline in other compensation and pension expense.

Occupancy expense, including premises, furniture, fixtures and equipment increased $116,000, or 4.6%, and $257,000, or 3.4%, respectively, over the comparable three and nine month periods in 1999. Depreciation expense, utilities and other FF&E increased $307,000, $14,000 and $104,000, respectively, for the comparable nine month periods. These increases were partially offset by a decline in maintenance and repairs costs of $176,000.

Merger expense of $749,000 for the nine month period ended September 30, 2000, decreased $602,000 from the comparable periods in 1999. Costs attributable to the acquisition of Grady Holding Company and its subsidiaries were recognized in the second quarter of both years.

Other noninterest expense (excluding merger related costs) decreased $173,000, or 3.7%, and $898,000, or 6.4%, respectively, over the comparable three and nine month periods in 1999. The decrease is primarily due to a reduction in telephone, postage and the elimination of the Florida intangible tax. The decline in telephone costs is attributable to the completion of the wide-area network.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles and merger expense) as a percent of average assets was 1.99% in the first nine months of 2000, versus 2.03% for the first nine months of 1999. The Company's efficiency ratio (noninterest expense, net of intangibles and merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 60.61% in the first nine months of 2000, compared to 64.88% for the comparable period in 1999. The decrease in the efficiency ratio reflects higher operating revenues and lower costs as noted above.

Income Taxes
------------

The provision for income taxes increased $398,000, or 19.1%, during the third quarter and $2.0 million, or 41.4%, during the first nine months of 2000, relative to the comparable prior year periods. The Company's effective tax rate for the first nine months of 2000 was 34.1% versus 31.1% for the comparable period in 1999. The increase in the provision and the effective tax rate is attributable to higher taxable income and a change in how state taxes are assessed.

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

FINANCIAL CONDITION
-------------------

The Company's average assets were $1.5 billion for the first nine months of 2000, compared to $1.4 billion for the comparable period in 1999. Average earning assets were $1.3 billion for the nine months ended September 30, 2000, constant with the comparable period in 1999. The mix of earning assets shifted as loan growth accelerated and was primarily funded by a reduction in investment securities, funds sold and increase in short-term borrowings. Table I on Page 17 presents average balances for the three and nine month periods ended September 30, 2000 and 1999.

Average loans increased $110.9 million, or 12.7%, over the comparable period in 1999. Price and product competition remain strong in all markets. Loan growth has occurred in all categories, with the most significant increase in real estate. Loans which represent the Company's highest yielding asset, were 75.7% of total earning assets for the nine months ended September 30, 2000, versus 67.5% for the comparable period in 1999.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2000, the average investment portfolio decreased $39.9 million, or 11.9%, from the comparable period in 1999. The decrease in the investment portfolio was used to fund the growth in loans. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 2000, shareowners' equity included an accumulated other comprehensive loss of $4.3 million compared to a net loss of $6.2 million at December 31, 1999, reflecting the decrease in interest rates and decline in the investment portfolio.

At September 30, 2000, the Company's nonperforming loans were $3.2 million versus $3.0 million at year-end 1999. As a percent of nonperforming loans, the allowance for loan losses represented 333% at September 30, 2000 versus 332% at December 31, 1999 and 372% at September 30, 1999, respectively. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure, or by receiving a deed in lieu of foreclosure, was $1.0 million at September 30, 2000, compared to $934,000 at December 31, 1999, and $1.4 million at September 30, 1999. The ratio of nonperforming assets as a percent of loans plus other real estate was .40% at September 30, 2000, compared to
 .42% at December 31, 1999, and .45% at September 30, 1999.

Average deposits decreased 3.0% from $1.24 billion for the first nine months of 1999, to $1.20 billion for the first nine months of 2000. The decrease in deposits is attributable to the decline in certificates of deposits, primarily reflecting maturities of high yielding, promotional certificates. This decline was partially offset by increases in money market and NOW accounts. The Company continues to experience a notable increase in competition for deposits, in terms of both rate and product.

The ratio of average noninterest bearing deposits to total deposits was 22.5% for the first nine months of 2000 compared to 21.2% for the comparable period in 1999. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.8% and 79.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals.
Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposits, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase federal funds through established lines of credit with correspondent banks. Additionally, the parent company maintains a $25 million revolving line of credit. As of September 30, 2000, there was $750,000 outstanding under this facility. During the first nine months of 2000, principal reductions on the line of credit totaled $2.25 million.

The Company's equity capital was $143.7 million as of September 30, 2000, compared to $132.2 million as of December 31, 1999. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "well capitalized" position. The leverage ratio was 8.38% at September 30, 2000, versus 7.92% at December 31, 1999. Further, the Company's risk-adjusted capital ratio of 12.73% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

During the first nine months of 2000, shareowners' equity increased $11.5 million, or 11.6%, on an annualized basis. Growth in equity during the first nine months was positively impacted by net income of $13.5 million, issuance of common stock of $114,000 and a decline in the other comprehensive loss of $1.9 million. Equity was reduced by dividends paid during the first three quarters of $4.0 million, or $.3975 per share.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At September 30, 2000, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations.

The Company's common stock had a diluted book value of $14.08 per share at September 30, 2000, compared to $12.96 at December 31, 1999 On March 30, 2000, the Company announced the authorization to repurchase 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. To date, the Company has acquired 36,000 shares.

YEAR 2000 COMPLIANCE
--------------------

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

As of September 30, 2000, the Company experienced no known Year 2000 problems that were material.


TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                  FOR THREE MONTHS ENDED SEPTEMBER 30,                FOR NINE MONTHS ENDED SEPTEMBER 30,
                                    2000                       1999                       2000                        1999
                          -----------------------    -----------------------    -----------------------    -----------------------
                          Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate
                          -------  --------  ----    -------  --------  ----    -------  --------  ----    -------  --------  -----
ASSETS
Loans, Net of Unearned
 Interest(1)            $1,025,943  $24,107  9.35% $  892,161  $19,982  8.89% $  984,813  $67,899  9.21% $  873,920 $58,253   8.91%
Taxable Investment
 Securities                193,901    2,838  5.89%    228,769    3,274  5.68%    201,820    8,904  5.89%    234,510   9,971   5.68%
Tax-Exempt Investment
 Securities(2)              90,641    1,320  5.83%    101,859    1,516  5.90%     94,471    4,155  5.86%    101,653   4,488   5.90%
Funds Sold                   8,213      138  6.62%     74,691      950  5.05%     19,039      870  6.05%     84,722   3,042   4.80%
                        ----------  -------  ----  ----------  -------  ----  ----------  -------  ----  ---------- -------   ----
  Total Earning Assets   1,318,698   28,403  8.57%  1,297,480   25,722  7.86%  1,300,143   81,828  8.41%  1,294,805  75,754   7.82%
Cash & Due From Banks       59,822                     62,769                     62,725                     63,407
Allowance for Loan Losses  (10,578)                   (10,139)                   (10,369)                   (10,141)
Other Assets                97,513                     96,395                     97,615                     95,072
                        ----------                 ----------                 ----------                 ----------
  TOTAL ASSETS          $1,465,455                 $1,446,505                 $1,450,114                 $1,443,143
                        ==========                 ==========                 ==========                 ==========

LIABILITIES
NOW Accounts            $  172,910  $ 1,115  2.56% $  155,441  $   728  1.86% $  170,374  $ 3,088  2.42% $  150,833 $ 2,235   1.89%
Money Market Accounts      159,360    1,718  4.29%    161,532    1,501  3.69%    160,610    4,944  4.11%    153,240   4,224   3.69%
Savings Accounts           106,052      640  2.40%    115,629      622  2.13%    105,181    1,760  2.23%    115,497   1,797   2.08%
Other Time Deposits        494,972    6,979  5.61%    541,967    6,644  4.86%    494,484   19,482  5.26%    555,736  20,686   4.98%
                        ----------  -------  ----  ----------  -------  ----  ----------  -------  ----  ---------- -------   ----
  Total Interest Bearing
   Deposits                933,294   10,452  4.46%    974,568    9,495  3.87%    930,649   29,274  4.20%    975,306  28,942   3.97%
Short-Term Borrowings       89,581    1,391  6.18%     47,395      513  4.29%     80,254    3,380  5.63%     40,308   1,244   4.13%
Long-Term Debt              12,706      196  6.14%     17,525      279  6.32%     13,612      632  6.20%     18,255     890   6.52%
                        ----------  -------  ----   ---------  -------  ----  ----------  -------  ----  ---------- -------   ----
  Total Interest Bearing
   Liabilities           1,035,581   12,039  4.62%  1,039,488   10,287  3.93%  1,024,515   33,286  4.34%  1,033,869  31,076   4.02%
Noninterest Bearing
 Deposits                  269,960                    259,792                    270,901                    262,909
Other Liabilities           18,067                     17,091                     17,116                     15,603
                        ----------                 ----------                 ----------                 ----------
  TOTAL LIABILITIES      1,323,608                  1,316,371                  1,312,532                  1,312,381

SHAREOWNERS' EQUITY
Common Stock                   102                        102                        102                        101
Surplus                      9,342                      8,998                      9,353                      8,834
Other Comprehensive Income  (5,609)                    (4,246)                    (6,617)                    (1,574)
Retained Earnings          138,012                    125,280                    134,744                    123,401
                        ----------                 ----------                 ----------                 ----------
  TOTAL SHAREOWNERS'
   EQUITY                  141,847                    130,134                    137,582                    130,762
                        ----------                 ----------                 ----------                 ----------
  TOTAL LIABILITIES
   & EQUITY             $1,465,455                 $1,446,505                 $1,450,114                 $1,443,143
                        ==========                 ==========                 ==========                 ==========

Interest Rate Spread                         3.95%                      3.93%                      4.07%                      3.80%
Net interest Income                 $16,364                    $15,435                    $48,542                   $44,678
Net Yield on Earning Assets                  4.94%                      4.73%                      4.99%                      4.61%

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.0 million and
    $3.0 million for the three and nine months ended September 30, 2000, versus $927,000 and $2.6 million, for the comparable periods ended September 30, 1999

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% federal tax rate.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 19. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 2000 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)

Other Than Trading Portfolio                              September 30, 2000
----------------------------  --------------------------------------------------------------------------------     Market
                               Year 1      Year 2      Year 3      Year 4      Year 5      Beyond      Total       Value
                              --------    --------    --------    --------    --------    --------  ----------   ----------
Loans
  Fixed Rate                  $104,043    $ 30,606    $ 47,673    $ 43,536    $ 40,871    $110,236  $  376,965   $  381,620
    Average Interest Rate        9.78%      10.02%       8.47%       8.70%       9.19%       8.07%       9.21%
  Floating Rate(2)             385,722      44,066      45,907      47,429      68,209      92,071     683,404      691,842
    Average Interest Rate        9.65%       8.15%       8.58%       8.03%       8.40%       7.20%       8.89%
Investment Securities(3)
  Fixed Rate                    81,578      42,296      18,329      26,427      29,014      76,772     274,416      274,416
    Average Interest Rate         5.88       5.66%       5.15%       5.73%       5.80%       6.33%       5.90%
  Floating Rate                      0           0       7,525           0           0         504       8,029        8,029
    Average Interest Rate            0           0       6.72%           0           0       6.29%       6.69%
Other Earning Assets
  Fixed Rates                        0           0           0           0           0           0           0            0
    Average Interest Rates           0           0           0           0           0           0           0
  Floating Rates                 3,809           0           0           0           0           0       3,809        3,809
    Average Interest Rates       6.42%           0           0           0           0           0       6.42%
Total Financial Assets        $575,152    $116,968    $119,434    $117,392    $138,094    $279,583  $1,346,623   $1,359,716
    Average Interest Rates       9.11%       7.74%       7.89%       7.76%       8.09%       7.30%       8.35%

Deposits(4)
  Fixed Rate Deposits         $447,100    $ 37,999    $ 10,174    $  3,487    $  2,084    $     14  $  500,858   $  501,073
    Average Interest Rates       5.41%       5.86%       5.14%       5.14%       4.87%       4.79%       5.44%
  Floating Rate Deposits       441,807           0           0           0           0           0     441,807      441,807
    Average Interest Rates       3.19%           0           0           0           0           0       3.19%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  746         703         718         731         747       7,013      10,658       11,571
    Average Interest Rate        6.02%       6.02%       6.02%       6.02%       6.02%       6.02%       6.09%
  Floating Rate Debt            89,383           0           0           0           0           0      89,383      100,340
    Average Interest Rate        6.26%           0           0           0           0           0       6.26%
Total Financial Liabilities   $979,036    $ 38,702    $ 10,892    $  4,218    $  2,831   $   7,027  $1,042,706   $1,054,791
    Average interest Rate        4.49%       5.86%       5.20%       5.29%       5.17%       6.02%       4.56%

(1) Based upon expected cash-flows, unless otherwise indicated.
(2) Based upon a combination of expected maturities and repricing opportunities.
(3) Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
(4) Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits in Year 1. Other time deposit balances are classified according to maturity.


PART II.  OTHER INFORMATION

ITEMS 1-4

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

27   Financial Data Schedule

(B)  Reports on Form 8-K

No Form 8-K was filed by Capital City Bank Group, Inc. during the third quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/S/ J. Kimbrough Davis
----------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 14, 2000