Form 10-K
period 2000-12-31
CAPITAL CITY BANK GROUP INC
filed 2001-03-30
CIK 726601

Form 10-K

                  Securities and Exchange Commission
                        Washington, D.C. 20549

    Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act
                                Of 1934

              For the Fiscal Year Ended December 31, 2000

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

                     Common Stock - $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 9, 2001, there were issued and outstanding 10,759,041 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol "CCBG". The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq on March 9, 2001, was $130.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.



CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2000 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE
------                                                                 ----
Item 1.   Business                                                       3
Item 2.   Properties                                                    16
Item 3.   Legal Proceedings                                             16
Item 4.   Submission of Matters to a Vote of Security Holders           16

PART II
-------
Item 5.   Market for the Registrant's Common Equity and Related
          Shareowner Matters                                            16
Item 6.   Selected Financial & Other Data                               17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           18
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk     40
Item 8.   Financial Statements and Supplementary Data                   42
Item 9.   Changes in and Disagreement with Accountants on Accounting
          and Financial Disclosure                                      69

PART III
--------
Item 10.  Directors and Executive Officers of the Registrant            69
Item 11.  Executive Compensation                                        69
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    69
Item 13.  Certain Relationships and Related Transactions                69

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      69




PART I

Item 1.  Business

General

Capital City Bank Group, Inc. ("CCBG" or "Company"), is a financial holding company registered under the Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach-Bliley Act") and is subject to the Bank Holding Company Act of 1956. At December 31, 2000, the Company had consolidated total assets of $1.5 billion and shareowners' equity of $147.6 million. Its principal asset is the capital stock of Capital City Bank ("CCB") and First National Bank of Grady County ("FNBGC") (collectively, the "Banks"). CCB accounted for approximately 94% of the consolidated assets at December 31, 2000, and approximately 92% of consolidated net income of the Company for the year ended December 31, 2000. In addition to its banking subsidiaries, the Company has five other indirect subsidiaries, Capital City Trust Company, Capital City Securities, Inc., Capital City Mortgage Company (inactive) and Capital City Services Company, all of which are wholly-owned subsidiaries of Capital City Bank, and First Insurance Agency of Grady County, which is a wholly-owned subsidiary of First National Bank of Grady County.

During the first quarter of 2001, the Company plans to complete its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. First National Bank of West Point is a $155 million financial institution with offices located in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc. will merge with CCBG, and First National Bank of West Point will merge with CCB. The Company will issue 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. The transaction will be accounted for as a purchase and result in approximately $5.0 million of intangibles, primarily goodwill. These intangible assets will be amortized over fifteen years.

During the first quarter of 2001, the Company plans to complete its purchase and assumption agreement with First Union National Bank ("First Union") to acquire six of First Union's offices which includes real estate, loans and deposits. The transaction will create approximately $11.5 million in intangible assets which will be amortized over 10 years. The Company agreed to purchase approximately $26 million in loans and assume deposits of approximately $109 million.

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County in
Cairo, Georgia. FNBGC is a $119 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of FNBGC. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented.

On December 4, 1998, the Company completed its first purchase and assumption transaction with First Union and acquired eight of First Union's offices which included deposits. The Company paid a premium of $16.9 million, and assumed approximately $219 million in deposits and acquired certain real estate. The premium is being amortized over ten years.

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's offices which included loans and deposits. The Company paid a deposit premium of $3.6 million and assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of CCB. The deposit premium is being amortized over fifteen years.

Dividends and management fees received from the Banks are the Company's only source of income. Dividend payments by the subsidiaries to CCBG depend on the capitalization, earnings and projected growth of the subsidiaries, and are limited by various regulatory restrictions. See the section entitled "Regulatory Considerations" and Note 14 in the "Notes to Consolidated Financial Statements" for additional information.

The Company had a total of 791 (full-time equivalent) associates at March 9, 2001. Page 17 contains other financial and statistical information about the Company.

Banking Services

CCB is a Florida chartered bank and FNBGC is a national bank. The Banks are full service banks, engaged in the commercial and retail banking business, including accepting demand, savings and time deposits; extending credit; originating residential mortgage loans; and providing data processing services, asset management services, trust services, retail brokerage services and a broad range of other financial services to corporate and individual customers, governmental entities and correspondent banks.

The Banks are members of the "Star" ATM Network which enables customers to utilize their "QuickBucks" or "QuickCheck" cards to access cash at automatic teller machines ("ATMs") or point of sale merchants located throughout the state of Florida and Georgia.
Additionally, customers may access their cash outside Florida through various interconnected ATM networks and merchant locations.

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial customers located throughout North Florida and South Georgia. As of March 9, 2001, the services company is providing computer services to six correspondent banks which have relationships with Capital City Bank.

Trust Services

Capital City Trust Company is the investment management arm of Capital City Bank. The Trust Company provides asset management for individuals through agency, personal trust, IRA's and personal investment management accounts. Administration of pension, profit sharing and 401(k) plans is a significant product line. Associations, endowments and other non-profit entities hire the Trust Company to manage their investment portfolios. Individuals requiring the services of a trustee, personal representative or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $328 million as of December 31, 2000, with total assets under administration exceeding $374 million.

Brokerage Services

The Company offers access to retail investment products through Capital City Securities, Inc., a wholly-owned subsidiary of Capital City Bank. These products are offered through INVEST Financial Corporation, member NASD and SIPC. Non-deposit investment and insurance products are: not FDIC insured; not deposits, obligations, or guaranteed by any bank; and are subject to investment risk, including the possible loss of principal amount invested. Capital City Securities, Inc.'s brokers are licensed through INVEST Financial Corporation, and offer a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. CCBG and its subsidiaries are not affiliated with INVEST Financial Corporation.

Competition

The banking business is rapidly changing and CCBG and its subsidiaries operate in a highly competitive environment, especially with respect to services and pricing. Consolidation of the industry significantly alters the competitive environment within the State of Florida and, management believes, further enhances the Company's competitive position and opportunities in many of its markets. CCBG's primary market area is seventeen counties in Florida and one county in Georgia. In these markets, the Banks compete against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon
County. Capital City Bank's Leon County deposits totaled $507 million, or 40.0%, of the Company's consolidated deposits at December 31, 2000.

The following table depicts CCBG's market share percentage within each respective county, based on total commercial bank deposits within the county.

                                             Market Share
                                         as of September 30(1)(2)
                                     2000       1999       1998
                                   ------------------------------
Capital City Bank:
  Bradford County(3)                 45.8%      46.1%      53.3%
  Citrus County                       3.8%       4.2%       4.3%
  Clay County(3)                      4.1%       4.6%       5.8%
  Dixie County                       14.2%      15.2%      15.7%
  Gadsden County                     27.9%      29.0%      28.0%
  Gilchrist County                   48.3%      50.0%      50.5%
  Gulf County(3)                     43.3%      39.8%      48.6%
  Hernando County                     1.6%       2.2%       2.0%
  Jefferson County                   28.9%      24.7%      27.1%
  Leon County                        21.5%      21.6%      23.4%
  Levy County                        36.5%      37.4%      37.7%
  Madison County                     21.2%      21.5%      20.6%
  Pasco County                        1.1%       1.6%       1.2%
  Putnam County(3)                   22.3%      24.2%      30.3%
  Suwannee County                    19.3%      20.5%      18.7%
  Taylor County                      35.1%      33.6%      32.7%
  Washington County(3)               22.6%      23.9%      30.0%

First National Bank of Grady County
  Grady County(4)                    43.5%      44.5%      49.0%

(1) Obtained from the September 30 Office Level Report published by the Florida Bankers Association for each year.

(2) Does not include Alachua county where Capital City Bank maintains a residential mortgage lending office.

(3) Entered the market in December 1998.

(4) Obtained from the June 30 FDIC/OTS Summary of Deposits Report.



The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 2000.

                        Number of         Number of Commercial
County              Commercial Banks          Bank Offices
--------------------------------------------------------------
Florida:
  Bradford                   3                      3
  Citrus                     8                     38
  Clay                       9                     24
  Dixie                      3                      4
  Gadsden                    4                      8
  Gilchrist                  2                      4
  Gulf                       2                      3
  Hernando                  11                     31
  Jefferson                  2                      2
  Leon                      12                     61
  Levy                       4                     12
  Madison                    5                      5
  Pasco                     18                     84
  Putnam                     5                     11
  Suwannee                   4                      5
  Taylor                     3                      4
  Washington                 3                      3

Georgia:
  Grady(1)                   6                     10

(1) Obtained from the June 30 FDIC/OTS Summary of Deposits Report.



Other Matters

As part of its card processing services operation, the Bank has relationships with several Independent Sales Organizations ("ISOs"). A small number of one ISO's merchants have generated large amounts of charge-backs, and have not reimbursed the ISO for this charge-back activity. Should these charge-backs exceed the financial capacity of the ISO, the Bank could face related exposure. In addition, the ISO and certain merchants may have disputes about reserves placed with the ISO. The Bank is currently involved in a workout strategy with the ISO related to charge-back issues, which management believes substantially mitigates the Bank's potential exposure. The issues are still in their earliest stages and the Bank cannot reasonably estimate potential exposure for losses, if any, at this time. Management does not believe the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations.


REGULATORY CONSIDERATIONS

The Company and the Banks must comply with state and federal banking laws and regulations that control virtually all aspects of operations. These laws and regulations generally aim to protect depositors, not shareowners. Any changes in applicable laws or regulations may materially affect the business and prospects of the Company. Such legislative or regulatory changes may also affect the operations of the Company and the Banks. The following description summarizes some of the laws and regulations to which the Company and the Banks are subject. References herein to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

General

The Company is registered as a financial holding company under the Gramm-Leach-Bliley Act and is subject to the Bank Holding Company Act of 1956 ("BHCA"). As a result, the Company is subject to supervisory regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Financial Holding Companies
---------------------------

Permitted Activities. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repealed two anti-affiliation provisions of the Glass-Steagall Act:
Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act contained provisions that expressly preempted most state laws restricting state banks from owning or acquiring interests in financial affiliates, such as insurance companies. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. A bank holding company may now engage in a full range of activities that are financial in nature by electing to become a "Financial Holding Company." Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Gramm-Leach-Bliley Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Except for those activities that are now permitted for financial holding companies by the Gramm-Leach-Bliley Act, these restrictions will apply to the Company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The Federal Reserve has determined the following activities, among others, to be permissible for bank holding companies:

    *  Factoring accounts receivable;
    *  Acquiring or servicing loans;
    *  Leasing personal property;
    *  Conducting discount securities brokerage activities;
    *  Performing certain data processing services;
    * Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions; and
    *  Performing certain insurance underwriting activities.

There are no territorial limitations on permissible non-banking activities of financial holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control. Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a financial holding company, such as the Company. A conclusive presumption of control exists if an individual or company acquires 25% or more of any class of voting securities of the financial holding company. A rebuttable presumption of control exists if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a financial holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other financial holding company or bank holding company.

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the State of Florida. Florida statutes define "control" as either (a) indirectly or directly owning, controlling or having power to vote 25 percent or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling or having power to vote 10 percent or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Department of Banking and Finance (the "Florida Department"). These requirements will effect the Company because CCB is chartered under Florida law and changes in control of the Company are indirect changes in control of CCB.
Similar change in control provisions apply to FNBGC under Federal law.

Tying. Financial holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services offered by the holding company or its affiliates.

Capital; Dividends; Source of Strength. The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to either Bank, and such loans may be repaid from dividends paid from the bank to the Company. The ability of the bank to pay dividends, however, will be subject to regulatory restrictions which are described below under "Dividends." The Company is also able to raise capital for contributions to the Banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances in which the Company might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the financial holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

Capital City Bank

CCB is a banking institution which is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the Florida Department. The Florida Department supervises and regulates all areas of CCB's operations including, without limitation, making of loans, the issuance of securities, the conduct of CCB's corporate affairs, capital adequacy requirements, the payment of dividends and the establishment or closing of branches. CCB is also a member bank of the Federal Reserve System and its operations are also subject to broad federal regulation and oversight by the Federal Reserve. CCB's deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over CCB.

As a state chartered banking institution in the State of Florida, CCB is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept checking accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of CCB's customers. Various consumer laws and regulations also affect the operations of CCB, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

First National Bank of Grady County

FNBGC is a national bank which is chartered by the Office of the Comptroller of the Currency ("OCC") and operates in Grady County, Georgia. FNBGC is subject to supervision, regulation and examination by the OCC, which monitors all areas of the operations of FNBGC, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. FNBGC's deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over FNBGC.

As a national bank operating in the State of Georgia, FNBGC is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept checking accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of FNBGC's customers. Various consumer laws and regulations also affect the operations of FNBGC, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

Reserves

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds before borrowing from the Federal Reserve Bank.

Dividends

The Banks are subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The Federal Reserve may restrict the ability of CCB and the OCC may restrict the ability of FNBGC to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for acquisitions and the payment of dividends, interest and operating expenses.

In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to Section 658.37 of the Florida Banking Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank's retained net profits for the preceding two years and, with the approval of the Florida Department, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

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

In 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted. DIFA was intended to reduce the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. To accomplish this reduction, DIFA provided for a special one-time assessment imposed on deposits insured by SAIF to recapitalize SAIF and bring it up to statutory required levels. This one-time assessment accrued in the third quarter of 1996. As a result, since early 1997, both BIF and SAIF deposits have been assessed at the same rate of 0 to 27 basis points depending on risk classification.

DIFA also separated from the SAIF assessments the Financing Corporation ("FICO") assessments which service the interest on its bond obligations. According to the FDIC's risk-related assessment rate schedules, the amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance.

Transactions With Affiliates

The authority of the Banks to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Banks, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the Federal Reserve for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"), member banks and national banks are subject to restrictions regarding transactions with affiliates ("Covered Transactions").

With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is controlled by a company that controls the Banks, a bank or savings association subsidiary of the Banks, any persons who own, control or vote more than 25% of any class of stock of the Banks or the Company and any persons who the Board of Directors determines exercises a controlling influence over the management of the Bank or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Banks or the Company and any company sponsored and advised on a contractual basis by the Banks or any subsidiary or affiliate of the Banks. Such transactions between the Banks and their respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank's performance under the CRA. In the case of a financial holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction.

Capital Regulations

The Federal Reserve has adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The OCC has also adopted risk-based, capital adequacy guidelines for national banks. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all financial holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets,
(ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

In computing total risk-weighted assets, bank and financial holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The federal bank regulatory authorities have also adopted regulations which supplement the risk-based guideline. These regulations generally require banks and financial holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the "leverage ratio"). The Federal Reserve permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital, asset quality, management, earnings, liquidity, and interest rate sensitivity.

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

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Financial holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possesses the discretionary authority to require higher ratios.

The Company and the Banks currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and management of the Company and the Banks is unaware of any material violation or alleged violation of these regulations, policies or directives.

Interstate Banking and Branching

The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act now provides that adequately capitalized and managed financial holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

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

Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act"). The purpose of the Florida Branching Act was to permit interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

Consumer Laws and Regulations

The Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Banks must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Future Legislative Developments

Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and financial holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and its banking subsidiaries operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our subsidiaries.

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by the FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Effect of Governmental Monetary Policies

The commercial banking business in which the Banks engage is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Banks cannot be predicted.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest. Lease payments during 2000 totaled approximately $81,000.

As of March 9, 2001, the Company had fifty-six banking locations. Of the fifty-six locations, the Company leases either the land or buildings (or both) at nine locations and owns the land and buildings at the remaining forty-seven.

Item 3.  Legal Proceedings

The Company is a party to lawsuits and claims arising out of the normal course of business. In management's opinion, thare are no known pending claims or litigation, the outcome of which would have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

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

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years. The Company had a total of 1,599 shareowners of record at March 9, 2001.


                                  2000                            1999
                     ------------------------------  --------------------------------
                     Fourth  Third   Second  First   Fourth  Third   Second  First
                       Qtr.    Qtr.    Qtr.   Qtr.     Qtr.    Qtr.   Qtr.   Qtr. (1)
                     ------------------------------  --------------------------------
Common stock price:
  High               $26.75  $20.50  $20.50  $23.00   $25.00  $30.00  $25.00  $27.63
  Low                 18.88   18.75   18.00   15.00    20.19   21.00   20.25   22.00
  Close               24.81   19.56   19.50   19.63    21.50   22.75   25.00   23.31
Cash dividends
  declared per share  .1475   .1325    .1325  .1325    .1325     .12     .12     .18

(1) Dividend amount includes a one-time distribution paid to Grady
    Holding Company shareowners of approximately $563,000.


Future payment of dividends will be subject to determination and declaration by the Board of Directors.



Item 6.  Selected Financial & Other Data
(Dollars in Thousands, Except Per Share Data)(1)


                                                 For the Years Ended December 31,
                                   ----------------------------------------------------------
                                       2000       1999        1998        1997        1996
---------------------------------------------------------------------------------------------
Interest Income                    $  109,334  $   99,685  $   89,010  $   84,981  $   74,406
Net Interest Income                    63,100      58,438      53,762      52,293      45,846
Provision for Loan Losses               3,120       2,440       2,439       2,328       1,863
Net Income                             18,153      15,252      15,294      14,401      13,219

Per Common Share:
  Basic Net Income                 $     1.78  $     1.50  $     1.51  $     1.44  $     1.33
  Diluted Net Income                     1.78        1.50        1.50        1.43        1.33
  Cash Dividends Declared(2)             .545       .5525         .45         .37         .34
  Book Value                            14.56       12.96       12.69       11.54       10.39

Based on Net Income:
  Return on Average Assets               1.24%       1.06%       1.30%       1.30%       1.31%
  Return on Average Equity              12.99       11.64       12.37       13.10       13.52
  Dividend Pay-out Ratio(2)             30.62       32.86       28.20       26.10       25.45

Averages for the Year:
  Loans, Net of Unearned
    Interest                       $1,002,122  $  884,323  $  824,197  $  770,416  $  631,437
  Earning Assets                    1,315,024   1,291,262   1,065,677   1,000,466     908,137
  Assets                            1,463,612   1,444,069   1,180,785   1,108,088   1,012,480
  Deposits                          1,207,103   1,237,405     985,119     924,891     856,540
  Long-Term Debt                       13,070      17,274      18,041      19,412      10,895
  Shareowners' Equity                 139,738     131,058     123,647     109,948      97,738

Year-End Balances:
  Loans, Net of Unearned
    Interest                       $1,051,832  $  928,486  $  844,217  $  775,451  $  745,126
  Earning Assets                    1,369,294   1,263,296   1,288,439     998,401     996,827
  Assets                            1,527,460   1,430,520   1,443,675   1,116,651   1,123,221
  Deposits                          1,268,367   1,202,658   1,253,553     922,841     952,744
  Long-Term Debt                       11,707      14,258      18,746      18,106      18,847
  Shareowners' Equity                 147,607     132,216     128,862     115,807     103,009
  Equity to Assets Ratio                 9.66%       9.24%       8.93%      10.37%       9.17%

Other Data:
  Basic Average Shares
    Outstanding                    10,186,199  10,174,945  10,146,393  10,031,116   9,908,762
  Diluted Average Shares
    Outstanding                    10,214,842  10,196,233  10,167,630  10,063,852   9,948,076
  Shareowners of Record(3)              1,599       1,362       1,334       1,234       1,045
  Banking Locations(3)                     56          48          46          39          38
  Full-Time Equivalent Associates(3)      791         678         677         637         617

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998, and the 2-for-1 stock split effective April 1, 1997.

(2) Dividend amount includes a one-time distribution to Grady Holding
    Company shareowners of approximately $563,000, paid during the first quarter of 1999.

(3) As of March 9th of the following year.


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

This section provides supplemental information which should be read in conjunction with the Consolidated Financial Statements and related notes. The Financial Review is divided into three subsections entitled "Earnings Analysis", "Financial Condition", and "Liquidity and Capital Resources". Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2000 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company". Capital City Bank is referred to as "CCB" and First National Bank of Grady County is referred to "FNBGC", or collectively as the "Banks".

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

All prior period share and per share data have been restated to reflect a three-for-two stock split effective June 1, 1998 and the acquisition of Grady Holding Company, which was accounted for under the pooling-of-interests method of accounting.

During the first quarter of 2001, the Company plans to complete its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. First National Bank of West Point is a $155 million financial institution with offices located in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., will merge with CCBG, and First National Bank of West Point will merge with CCB. The Company will issue 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. The transaction will be accounted for as a purchase and result in approximately $5.0 million of intangibles, primarily goodwill. These intangible assets will be amortized over fifteen years.

During the first quarter of 2001, the Company plans to complete its purchase and assumption agreement with First Union National Bank ("First Union") to acquire six of First Union's offices which includes real estate, loans and deposits. The transaction will create approximately $11.5 million in intangible assets which will be amortized over 10 years. The Company agreed to purchase approximately $26 million in loans and assume deposits of approximately $109 million.

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County in
Cairo, Georgia. FNBGC is a $119 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of FNBGC. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented.

On December 4, 1998, the Company completed its first purchase and assumption transaction with First Union and acquired eight of First Union's offices which included deposits. The Company paid a premium of $16.9 million, and assumed approximately $219 million in deposits and acquired certain real estate. The premium is being amortized over ten years.

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's offices which included loans and deposits. The Company paid a deposit premium of $3.6 million, assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of CCB. The deposit premium is being amortized over its expected useful life.

The Company is headquartered in Tallahassee and, as of December 31,2000, had forty-seven offices covering seventeen counties in Florida and one county in Georgia.

EARNINGS ANALYSIS

Earnings, including the effects of special charges and intangible amortization, were $18.2 million, or $1.78 per diluted share. This compares to $15.3 million, or $1.50 per diluted share in 1999 and 1998, respectively. During 2000, special charges, net of taxes, totaled $482,000, or $.04 per diluted share, compared to $1.2 million, or $.12 per diluted share in 1999 and $75,000, or $.01 per diluted share in 1998. Amortization of intangible assets, net of taxes, in 2000 and 1999 totaled $1.9 million, or $.19 per diluted share, compared to $928,000, or $.09 per diluted share in 1998.

In 2000, excluding special charges, earnings increased $2.0 million, or 12.0%, due primarily to revenue growth. Operating revenues (defined as taxable equivalent net interest income plus noninterest income) grew $4.7 million, or 5.4%, over 1999. This and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.


Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)(1)

                                             For the Years Ended December 31,
                                           -----------------------------------
                                             2000           1999         1998
                                           -----------------------------------
Interest Income                            $109,334       $ 99,685     $89,010
Taxable Equivalent Adjustments                1,577          1,761       1,402
                                           --------       --------     -------
Total Interest Income (FTE)                 110,911        101,446      90,412
Interest Expense                             46,234         41,247      35,248
                                           --------       --------     -------
Net Interest Income (FTE)                    64,677         60,199      55,164
Provision for Loan Losses                     3,120          2,440       2,439
Taxable Equivalent Adjustments                1,577          1,761       1,402
                                           --------       --------     -------
Net Interest Income After Provision
   for Loan Losses                           59,980         55,998      51,323
Noninterest Income                           26,769         26,561      24,384
Noninterest Expense                          59,147         59,828      52,244
                                           --------       --------     -------
Income Before Income Taxes                   27,602         22,731      23,463
Income Taxes                                  9,449          7,479       8,169
                                           --------       --------     -------
Net Income                                 $ 18,153       $ 15,252     $15,294
                                           ========       ========     =======
Basic Net Income Per Share                 $   1.78       $   1.50     $  1.51
                                           ========       ========     =======
Diluted Net Income Per Share               $   1.78       $   1.50     $  1.50
                                           ========       ========     =======

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.


Net Interest Income

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. An analysis of the Company's net interest income, including average yields and rates, is presented in Tables 2 and 3. This information is presented on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 2000, taxable equivalent net interest income increased $4.5 million, or 7.4%. This follows an increase of $5.0 million, or 9.1%, in 1999, and $1.3 million, or 2.4%, in 1998. The increase in taxable equivalent net interest income during 2000 is due to the change in mix of earning assets attributable to the growth of the loan portfolio and increasing yields. The favorable impact of asset growth and yield enhancement was partially offset by increasing rates in interest bearing liabilities.


Table 2
AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                                      2000                            1999                            1998
                                       ---------------------------------------------------------------------------------------------
                                         Average              Average     Average             Average    Average             Average
                                         Balance    Interest   Rate       Balance   Interest   Rate      Balance    Interest  Rate
                                       ---------------------------------------------------------------------------------------------
Assets:
Loans, Net of Unearned Interest(1)(2)  $1,002,122   $ 92,486   9.23%   $  884,323   $ 78,646   8.89%   $  824,197   $76,104   9.23%
Taxable Investment Securities             199,234     11,701   5.87       232,085     13,229   5.70       107,484     6,417   5.97
Tax-Exempt Investment Securities(2)        92,440      5,403   5.84       101,994      6,013   5.89        67,297     4,315   6.41
Funds Sold                                 21,228      1,321   6.22        72,860      3,558   4.88        66,699     3,576   5.36
                                       ----------   --------   ----    ----------   --------   ----    ----------   -------   ----
   Total Earning Assets                 1,315,024    110,911   8.43     1,291,262    101,446   7.86     1,065,677    90,412   8.48

Cash & Due From Banks                      62,202                          67,410                          53,293
Allowance For Loan Losses                 (10,468)                        (10,132)                        (10,056)
Other Assets                               96,854                          95,529                          71,871
                                       ----------                      ----------                      ----------
   TOTAL ASSETS                        $1,463,612                      $1,444,069                      $1,180,785
                                       ==========                      ==========                      ==========

Liabilities:
NOW Accounts                           $  174,853   $  4,444   2.54%   $  155,584   $  3,134   2.01%   $  119,134   $ 2,223   1.87%
Money Market Accounts                     160,258      6,673   4.16       155,594      5,766   3.71        86,244     2,562   2.97
Savings Accounts                          106,072      2,446   2.31       115,789      2,453   2.12       101,007     2,243   2.22
Other Time Deposits                       496,699     26,896   5.42       546,433     26,962   4.93       469,087    25,091   5.35
                                       ----------   --------   ----    ----------   --------   ----    ----------   -------   ----
   Total Interest Bearing Deposits        937,882     40,459   4.31       973,400     38,315   3.94       775,472    32,119   4.14
Short-Term Borrowings                      86,119      4,968   5.77        42,317      1,816   4.29        38,987     1,904   4.88
Long-Term Debt                             13,070        807   6.17        17,274      1,116   6.46        18,041     1,225   6.79
                                       ----------   --------   ----    ----------   --------   ----    ----------   -------   ----
   Total Interest Bearing Liabilities   1,037,071     46,234   4.46     1,032,991     41,247   3.99       832,500    35,248   4.23
                                                    --------   ----                 --------   ----                 -------   ----
Noninterest Bearing Deposits              269,221                         264,005                         209,647
Other Liabilities                          17,582                          16,015                          14,991
                                       ----------                      ----------                      ----------
   TOTAL LIABILITIES                    1,323,874                       1,313,011                       1,057,138

Shareowners' Equity:
Common Stock                                  102                             102                             102
Additional Paid-In Capital                  9,188                           8,882                           8,040
Retained Earnings                         130,448                         122,074                         115,505
                                       ----------                      ----------                      ----------
   TOTAL SHAREOWNERS' EQUITY              139,738                         131,058                         123,647
                                       ----------                      ----------                      ----------
     TOTAL LIABILITIES AND
       SHAREOWNERS' EQUITY             $1,463,612                      $1,444,069                      $1,180,785
                                       ==========                      ==========                      ==========
Interest Rate Spread                                           3.97%                           3.87%                           4.25%
                                                               ====                            ====                            ====
Net Interest Income                                 $ 64,677                        $ 60,199                         $55,164
                                                    ========                        ========                         =======
Net Interest Margin(3)                                         4.91%                           4.67%                           5.18%
                                                               ====                            ====                            ====

(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $4.0 million, $3.5 million and $3.2 million in 2000, 1999, and 1998, respectively.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3) Taxable equivalent net interest income divided by average earning assets.


Table 3
RATE/VOLUME ANALYSIS(1)
(Taxable Equivalent Basis - Dollars in Thousands)


                                             2000 Changes from 1999                  1999 Changes from 1998
                                        -----------------------------------------------------------------------
                                                           Due To                                  Due To
                                                           Average                                 Average
                                                    -------------------                    --------------------
                                          Total     Volume         Rate          Total     Volume         Rate
---------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
  Loans, Net of Unearned Interest(2)    $13,840     $10,472      $ 3,368       $ 2,542     $ 5,550      $(3,008)
  Investment Securities:
    Taxable                              (1,528)     (1,872)         344         6,812       7,439         (627)
    Tax-Exempt                             (610)       (562)         (48)        1,698       2,224         (526)
  Funds Sold and Interest
    Bearing Deposits                     (2,237)     (2,520)         283           (18)        330         (348)
                                        -------     -------      -------       -------     -------      -------
Total                                     9,465       5,518        3,947        11,034      15,543       (4,509)
                                        -------     -------      -------       -------     -------      -------
Interest Bearing Liabilities:
  NOW Accounts                            1,310         387          923           911         682          229
  Money Market Accounts                     907         173          734         3,204       2,060        1,144
  Savings Accounts                           (7)       (206)         199           210         328         (118)
  Other Time Deposits                       (66)     (2,452)       2,386         1,871       4,138       (2,267)
  Short-Term Borrowings                   3,152       1,881        1,271           (88)        163         (251)
  Long-Term Debt                           (309)       (272)         (37)         (109)        (52)         (57)
                                        -------     -------      -------       -------     -------      -------
Total                                     4,987        (489)       5,476         5,999       7,319       (1,320)
                                        -------     -------      -------       -------     -------      -------
Changes in Net Interest Income          $ 4,478     $ 6,007      $(1,529)      $ 5,035     $ 8,224      $(3,189)
                                        =======     =======      =======       =======     =======      =======

(1) This table shows the change in tax equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.


For the year 2000, taxable equivalent interest income increased $9.5 million, or 9.3%, over 1999, compared to an increase of $11.0 million, or 12.2%, in 1999 over 1998. The Company's taxable equivalent yield on average earning assets of 8.43% represents a 57 basis point increase from 1999, compared to a 62 basis point decrease in 1999 over 1998. During 2000, interest income was positively impacted by the shift in earning asset mix and higher yields. The loan portfolio, which is the largest and highest yielding component of average earning assets, increased from 71.4% in the fourth quarter of 1999, to 77.5% in the comparable quarter of 2000.

Interest expense increased $5.0 million, or 12.1%, over 1999, compared to an increase of $6.0 million, or 17.0%, in 1999 over 1998. The higher level of interest expense in 2000 is attributable to increased competition and the general rise in interest rates. The average rate paid on interest-bearing liabilities was 4.46% in 2000, compared to 3.99% in 1999 and 4.23% in 1998. The increase in rate on interest bearing liabilities was partially offset by a shift in mix and a decline in average deposits. As a percent of average deposits, certificates of deposit (a higher cost deposit product) declined to 41.1% in 2000, from 44.1% in 1999 and 47.6% in 1998.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 10 basis points in 2000 and declined 38 basis points in 1999. The increase in 2000 is attributable to the change in earning asset mix and higher interest rates as discussed above. The decrease in 1999 is attributable to the change in earning asset mix reflecting the assumption of $219 million in deposits from First Union.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 4.91% in 2000, compared to 4.67% in 1999 and 5.18% in 1998. In 2000, the shift in the earning asset mix, partially offset by higher interest rates, resulted in a 24 basis point increase in the margin.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition".

Provision for Loan Losses

The provision for loan losses was $3.1 million in 2000, compared to $2.4 million in 1999 and 1998. The increase in the 2000 provision primarily reflects the Company's loan growth. In 1999, the provision approximated total net charge-offs. The Company's credit quality measures improved with a nonperforming assets ratio of .37% compared to .42% at year-end 1999, and a net charge-off ratio of .25% versus
 .26% in 1999.

At December 31, 2000, the allowance for loan losses totaled $10.6 million compared to $9.9 million in 1999. At year-end 2000, the allowance represented 1.00% of total loans and 360% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                         2000      1999      1998
                                      ------------------------------
Provision for Loan Losses as a
  Multiple of Net Charge-offs             1.3x      1.0x      1.1x
Pre-tax Income Plus Provision
  for Loan Losses as a Multiple
  of Net Charge-offs                     12.4x     10.8x     11.4x
                                      ------------------------------

Noninterest Income

In 2000, noninterest income increased $208,000, or 0.8%, and represented 29.3% of taxable equivalent operating revenue, compared to $2.2 million, or 9.6%, and 29.1% in 1999. The increase in the level of noninterest income is attributable to fees for trust services and other income. Partially offsetting this increase were declines in service charges on deposit accounts and data processing fees. The increase in 1999 was primarily a result of higher service charges on deposit accounts, trust revenues and other income. Factors affecting noninterest income are discussed below.

Service charges on deposit accounts decreased $593,000, or 5.9%, in 2000, compared to an increase of $1.4 million, or 16.8%, in 1999. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The decrease in 2000 is primarily attributable to higher compensating balances and a decrease in the number of chargeable accounts. The increase in 1999 reflects a fee increase implemented in November 1998 and an increase in the number of accounts due to the First Union offices acquired in December 1998.

Data processing revenues decreased $336,000, or 11.7%, in 2000 versus a decrease of $662,000, or 18.8%, in 1999. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. The decrease was primarily a result of a decline in revenues for non-financial clients. The Company currently processes for six financial clients, a decline of two from the third quarter. In 2000, processing revenues for non-financial entities represented approximately 23% of the total processing revenues, down from 33% in the prior year. In 1999, the decrease reflects lower processing revenues with government agencies.

In 2000, trust fees increased $208,000, or 9.3%, compared to $466,000, or 26.5% in 1999. Increases in both years were attributable to growth in assets under management. At year-end 2000, assets under management totaled $328 million, reflecting growth of $20.5 million, or 6.7%.
For the comparable period in 1999, assets under management totaled $307.5 million, reflecting growth of $46.3 million, or 17.7%.

Other noninterest income increased $915,000, or 8.0%, in 2000 versus an increase of $1.0 million, or 12.0% in 1999. The increase in 2000 was attributable to credit card merchant fees, credit card interchange fees, brokerage revenues and check printing income. Partially offsetting this increase was a decline in gains recognized on the sale of real estate loans. The increase in other noninterest income in 1999 was attributable to ATM fees, brokerage revenues, receivable financing fees, credit card interchange fees and gains on the sale of bank assets.

Noninterest income as a percent of average assets increased to 1.83% in 2000, compared to 1.71% in 1999 and 1.91% in 1998.

Noninterest Expense

Noninterest expense for 2000 was $59.1 million, a decrease of $681,000, or 1.1%, over 1999, compared with an increase of $7.6 million, or 15.0%, in 1999 over 1998. Factors impacting the Company's noninterest expense during 2000 and 1999 are discussed below.

The Company's aggregate compensation expense in 2000 totaled $30.0 million, an increase of $1.0 million, or 3.4%, over 1999. The increase was primarily in salaries due to raises, higher commissions and incentives. In 1999, total compensation increased $2.4 million, or 8.9%, over 1998. The increase was primarily in salaries due to the addition of eight offices and raises.

Occupancy expense (including furniture, fixtures & equipment) increased by $304,000, or 3.0%, in 2000, compared to $1.3 million, or 14.8%, in 1999. The increase was attributable to higher depreciation, utilities and software licenses, and was partially offset by a decline in maintenance and repairs. The increase in 1999 was due to the addition of eight offices acquired from First Union resulting in higher costs in all occupancy categories. The most significant increases occurred in premises rental, utilities, and maintenance costs.

Merger-related expenses totaled $761,000 and $1.4 million, in 2000 and 1999, respectively. The costs for both years were attributable to the acquisition of Grady Holding Company and its subsidiaries.

Other noninterest expense decreased $1.4 million, or 7.1% in 2000 and increased $2.6 million, or 17.0% in 1999. The decrease in 2000 was attributable to: (1) a decrease in intangible taxes of $511,000 resulting from the elimination of this tax for banks by the State of Florida; (2) decline in other losses of $326,000; (3) decline in telephone costs of $293,000 resulting from the completion of the wide-area network; and (4) elimination of YEAR 2000 costs. The increase in 1999 was attributable to: (1) an increase in amortization expense of approximately $1.6 million due to the acquisition of First Union offices; (2) an increase in telephone expense of $282,000, as a result of implementing a wide-area network; (3) an increase in postage costs of $383,000 due to postal rate increase and higher volume with the addition of the new offices; and (4) YEAR 2000 expenses.

The net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and special charges, as a percent of average assets) was 1.97% in 2000, compared to 2.01% in 1999 and 2.25% in 1998. The Company's efficiency ratio (expressed as noninterest expense, net of intangible amortization and special charges, as a percent of taxable equivalent operating revenues) was 60.7%, 63.7%, and 64.0% in 2000, 1999, and 1998,
respectively.

Income Taxes

The consolidated provision for federal and state income taxes was $9.4 million in 2000, compared to $7.5 million in 1999 and $8.2 million in 1998. The increase in the 2000 tax provision from 1999 is primarily attributable to a higher operating profit and a decline of tax-exempt income.

The effective tax rate was 34.2% in 2000, 32.9% in 1999, and 34.8% in 1998. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate for 2000 is primarily attributable to the increase in earnings and the decline of tax-exempt income relative to pre-tax income. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 19.8% in 2000, 26.5% in 1999, and 18.0% in 1998.

FINANCIAL CONDITION

Average assets increased $19.5 million, or 1.4%, from $1.44 billion in 1999 to $1.46 billion in 2000. Average earning assets increased slightly to $1.32 billion in 2000, a $23.8 million, or 1.8%, increase over 1999. Average loans increased $118.0 million, or 13.3%, partially offset by a decline in average securities and funds sold of $42.4 million, or 12.7%, and $51.6 million, or 70.9%, respectively. Loan growth in 2000 was funded through liquidation of funds sold, and the maturity of investment securities and short-term borrowings.

Table 2 provides information on average balances while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Local markets continued to improve during 2000. Loan growth was strong throughout the year with the residential portfolio representing a significant portion of the growth. The Company continued to enhance the line of products and services offered in the markets served. Price and product competition remain strong. Other areas reflecting strong demand were home equity, consumer indirect automobile and commercial real estate.

Although management is continually evaluating alternative sources of revenue, lending is a major component of the Company's business and is key to profitability. While management strives to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, it can do so only by adhering to sound lending principles applied in a prudent and consistent manner.


Table 4
SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)


                                1999 to     Percentage              Components
                                 2000        of Total       of Average Earning Assets
                                Change        Change         2000      1999     1998
-------------------------------------------------------------------------------------
Loans:
  Commercial, Financial
    and Agricultural           $ 14,457        60.9%           8.2%     7.2%     8.0%
  Real Estate - Construction     12,719        53.5            5.2      4.3      4.5
  Real Estate - Mortgage         78,765       331.5           49.3     44.2     49.9
  Consumer                       11,858        49.9           13.5     12.8     14.9
                               --------       -----          -----    -----    -----
    Total Loans                 117,799       495.8           76.2     68.5     77.3
                               --------       -----          -----    -----    -----
Securities:
  Taxable                       (32,851)     (138.3)          15.2     18.0     10.1
  Tax-Exempt                     (9,554)      (40.2)           7.0      7.9      6.3
                               --------       -----          -----    -----    -----
    Total Securities            (42,405)     (178.5)          22.2     25.9     16.4
                               --------       -----          -----    -----    -----
Funds Sold                      (51,632)     (217.3)           1.6      5.6      6.3
                               --------       -----          -----    -----    -----
    Total Earning Assets       $ 23,762       100.0%         100.0%   100.0%   100.0%
                               ========       =====          =====    =====    =====


The Company's average loan-to-deposit ratio increased from 71.5% in 1999, to 83.0% in 2000. This compares to an average loan-to-deposit ratio in 1998 of 83.7%. The higher average loan-to-deposit ratio reflects the increase in loan growth and a decline in deposits, primarily certificates of deposits. The Company sold loans of approximately $23 million during the fourth quarter of 2000. The sale consisted of both fixed and variable rate residential loans.

Real estate loans, combined, represented 72.2% of total loans in 2000, versus 71.1% in 1999. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 2000, based upon maturities. Demand loans and overdrafts are reported in the category of one year or less. As a percent of the total portfolio, loans with fixed interest rates have decreased from 33.0% in 1999, to 30.5% in 2000.

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


Table 5
LOANS BY CATEGORY
(Dollars in Thousands)

                                                  As of December 31,
                               ------------------------------------------------------
                                   2000       1999       1998       1997      1996
-------------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                 $  108,340   $ 98,894   $ 91,246   $ 82,641   $ 82,724
Real Estate - Construction         84,133     62,166     51,790     51,098     46,415
Real Estate - Mortgage            231,099    214,036    542,044    492,778    472,052
Real Estate - Residential(1)      444,489    383,536          -          -          -
Consumer                          183,771    169,854    159,137    148,934    143,935
                               ----------   --------   --------   --------   --------
    Total Loans, Net of
      Unearned Interest        $1,051,832   $928,486   $844,217   $775,451   $745,126
                               ==========   ========   ========   ========   ========

(1) Real Estate - Residential loan information included in Real Estate - Mortgage category for 1998, 1997 and 1996.


Table 6
LOAN MATURITIES
(Dollars in Thousands)

                                                Maturity Periods
                               -----------------------------------------------
                                            Over One       Over
                                One Year     Through       Five
                                Or Less    Five Years      Years       Total
------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                 $ 54,548     $ 31,777     $ 22,015   $  108,340
Real Estate                     123,527       67,139      569,055      759,721
Consumer                         49,639      123,740       10,392      183,771
                               --------     --------     --------   ----------
    Total                      $227,714     $222,656     $601,462   $1,051,832
                               ========     ========     ========   ==========

Loans with Fixed Rates         $ 71,440     $172,065     $ 76,902   $  320,407
Loans with Floating or
  Adjustable Rates              156,274       50,591      524,560      731,425
                               --------     --------     --------   ----------
    Total                      $227,714     $222,656     $601,462   $1,051,832
                               ========     ========     ========   ==========


The allowance for loan losses at December 31, 2000 of $10.6 million compares to $9.9 million at year-end 1999. The allowance as a percent of total loans was 1.00% in 2000, versus 1.07% in 1999. There can be no assurance that in particular periods the Company will not sustain loan losses which are substantial in relation to the size of the allowance. When establishing the allowance, management makes various estimates regarding the value of collateral and future economic events. Actual experience may differ from these estimates. It is management's opinion that the allowance at December 31, 2000 is adequate to absorb losses from loans in the portfolio as of year-end.

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



Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)


                                             For the Years Ended December 31,
                                    -----------------------------------------------
                                      2000      1999      1998      1997      1996
-----------------------------------------------------------------------------------
Balance at Beginning of Year        $ 9,929    $9,827    $9,662    $9,450    $7,522
Acquired Reserves                         -         -         -         -     1,769

Charge-Offs:
Commercial, Financial
  and Agricultural                      626       480       127       568       594
Real Estate - Construction                7         -        15        31         -
Real Estate - Mortgage                    -       354     1,011       485       119
Real Estate - Residential(1)            168       251         -         -         -
Consumer                              2,387     2,113     2,004     1,978     1,691
                                    -------    ------    ------    ------    ------
    Total Charge-Offs                 3,188     3,198     3,157     3,062     2,404
                                    -------    ------    ------    ------    ------
Recoveries:
Commercial, Financial
  and Agricultural                       52       142        72       378       235
Real Estate - Construction               11         -       142         -         3
Real Estate - Mortgage                   73        84       176        83         -
Real Estate - Residential(1)             54        11         -         -         -
Consumer                                513       623       493       485       462
                                    -------    ------    ------    ------    ------
    Total Recoveries                    703       860       883       946       700
                                    -------    ------    ------    ------    ------
Net Charge-Offs                       2,485     2,338     2,274     2,116     1,704
                                    -------    ------    ------    ------    ------
Provision for Loan Losses             3,120     2,440     2,439     2,328     1,863
                                    -------    ------    ------    ------    ------
Balance at End of Year              $10,564    $9,929    $9,827    $9,662    $9,450
                                    =======    ======    ======    ======    ======
Ratio of Net Charge-Offs
  to Average Loans Outstanding         .25%      .26%      .28%      .28%      .27%
                                    =======    ======    ======    ======    ======
Allowance for Loan Losses as a
  Percent of Loans at End of Year     1.00%     1.07%     1.16%     1.25%     1.27%
                                    =======    ======    ======    ======    ======
Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         4.25x     4.25x     4.32x     4.57x     5.55x
                                    =======    ======    ======    ======    ======

(1) Real Estate - Residential charge-off and recovery information is included in the Real Estate - Mortgage category for 1998, 1997 and 1996.


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

The Company's nonperforming loans decreased $100,000, or 1.7%, from a level of $3.0 million at December 31, 1999, to $2.9 million at December 31, 2000. During 2000, loans totaling approximately $4.5 million were added, while loans totaling $4.6 million were removed from nonaccruing status. Of the $4.6 million removed, $785,000 consisted of principal reductions, $847,000 represented loans transferred to other real estate, $2.8 million consisted of loans brought current and returned to an accrual status and loans refinanced, and $201,000 was charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses. The majority (75%) of the Company's charge-offs in 2000 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.


Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)


                           2000                1999               1998               1997               1996
-------------------------------------------------------------------------------------------------------------------
                              Percent             Percent            Percent            Percent            Percent
                              of Loans            of Loans           of Loans           of Loans           of Loans
                              in Each             in Each            in Each            in Each            in Each
                      Allow-  Category    Allow-  Category   Allow-  Category   Allow-  Category   Allow-  Category
                       ance   To Total     ance   To Total    ance   To Total    ance   To Total    ance   To Total
                      Amount   Loans      Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
-------------------------------------------------------------------------------------------------------------------
Commercial, Financial
and Agricultural      $ 1,423   10.3%     $1,873   10.7%     $1,599   10.8%     $  795   10.7%     $  773   11.1%
Real Estate:
  Construction            424    8.0         477    6.7         556    6.1         488    6.6         342    6.2
  Mortgage              3,157   22.0       3,228   23.0       3,461   64.2       3,035   63.5       3,894   63.4
  Residential(1)          922   42.3         573   41.3           -      -           -      -          -      -
Consumer                3,423   17.4       3,327   18.3       3,110   18.9       2,869   19.2       2,749   19.3
Not Allocated           1,215      -         451      -       1,101      -       2,475      -       1,692      -
                      -------  -----      ------  -----      ------  -----      ------  -----      ------  -----
    Total             $10,564  100.0%     $9,929  100.0%     $9,827  100.0%     $9,662  100.0%     $9,450  100.0%

(1) Real Estate - Residential allowance for loan losses information is included in the Real Estate - Mortgage category for 1998, 1997 and 1996.


Table 9
RISK ELEMENT ASSETS
(Dollars in Thousands)

<caaption>
                                                 As of December 31,
                                  ------------------------------------------------
                                    2000      1999      1998      1997      1996
Nonaccruing Loans                 $ 2,919   $ 2,965   $ 4,996   $ 1,403   $ 2,811
Restructured                           19        26       195       224       262
    Total Nonperforming Loans       2,938     2,991     5,191     1,627     3,073
Other Real Estate                     971       934     1,468     1,244     1,489
    Total Nonperforming Assets    $ 3,909   $ 3,925   $ 6,659   $ 2,871   $ 4,562

Past Due 90 Days or More          $ 1,102   $   781   $ 1,124   $   994   $   638

Nonperforming Loans/Loans            .28%      .32%      .61%      .21%      .41%
Nonperforming Assets/Loans
  Plus Other Real Estate             .37%      .42%      .79%      .37%      .61%
Nonperforming Assets/Capital(1)     2.47%     2.76%     4.80%     2.28%     4.06%
Reserve/Nonperforming Loans       359.57%   331.96%   189.31%   593.85%   307.52%

(1) For computation of this percentage, "capital" refers to shareowners' equity plus the allowance for loan losses.


The majority of nonaccrual loans are collateralized with real estate. Management continually reviews these loans and believes specific reserve allocations are sufficient to cover the loss exposure associated with these loans.

Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $291,000 higher for the year ended December 31, 2000.

Restructured loans are those with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower.

Other real estate totaled $971,000 at December 31, 2000, versus $934,000 at December 31, 1999. This category includes property owned by Capital City Bank which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 2000, the Company added properties totaling $904,000, and partially or completely liquidated properties totaling $867,000, resulting in a net decrease in other real estate of approximately $37,000. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $3.7 million at December 31, 2000.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Banks and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. Further, due to the nature of the Company's markets, a significant portion of the portfolio is associated either directly or indirectly with real estate. At December 31, 2000, approximately 72.2% of the portfolio consisted of real estate loans. Residential properties comprise approximately 58.5% of the real estate portfolio.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 2000, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 2000, the Company's average investment portfolio decreased $42.4 million, or 12.7%, compared to a increase of $159.3 million, or 91.1% in 1999. As a percentage of average earning assets, the investment portfolio represented 22.2% in 2000, compared to 25.9% in 1999. The decline in the portfolio was attributable to the maturities of investment securities in all categories. The maturities were used to fund the Company's loan growth throughout the year. The increase in the 1999 portfolio was a result of the purchase of approximately $200 million in investment securities as a result of the assumption of deposits from an acquisition.

In 2000, average taxable investments decreased $32.8 million, or 14.2%, while tax-exempt investments decreased $9.6 million, or 9.4%. Although the Tax Reform Act of 1986 significantly reduced the tax benefits associated with tax-exempt securities, management continues to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. Securities may be classified as held-to-maturity, available-for-sale or trading. As of December 31, 2000, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, in the accumulated other comprehensive loss component of shareowners' equity. At December 31, 2000, shareowners' equity included a net unrealized loss of $1.5 million, compared to a loss of $6.2 million at December 31, 1999. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2000 and 1999, was 2.63 and 3.38 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 2000, was 5.83% versus 5.74% in 1999. The quality of the municipal portfolio at such date is depicted in the chart below. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 2000.

Table 10 and Note 3 in the Notes to Consolidated Financial Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.

MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)


Moody's Rating    Amortized Cost    Percentage
----------------------------------------------
AAA                  $56,768          66.2%
AA-1                   3,566           4.2
AA-2                   3,269           3.8
AA-3                   2,352           2.7
AA                         -             -
A-1                    1,935           2.3
A-2                    1,132           1.3
A-3                      195            .2
A                        900           1.1
BAA                      406            .5
Not Rated(1)          15,221          17.7
                     -------         -----
    Total            $85,744         100.0%

(1) Of the securities not rated by Moody's, $12.8 million are rated "A" or higher by S&P.



Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                               As of December 31, 2000
                                   -----------------------------------------------
                                                                     Weighted
(Dollars in Thousands)             Amortized Cost   Market Value  Average Yield(1)
----------------------------------------------------------------------------------
U. S. GOVERNMENTS
  Due in 1 year or less               $ 25,037         $ 24,994         5.52%
  Due over 1 year thru 5 years          54 662           54,243         5.43
  Due over 5 years thru 10 years             -                -            -
  Due over 10 years                          -                -            -
                                      --------         --------         ----
    TOTAL                               79,699           79,237         5.46

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                 13,726           13,758         6.59
  Due over 1 year thru 5 years          63,774           63,225         6.00
  Due over 5 years thru 10 years         7,669            7,699         6.63
  Due over 10 years                        575              559            -
                                      --------         --------         ----
    TOTAL                               85,744           85,241         6.16

MORTGAGE-BACKED SECURITIES(2)
  Due in 1 year or less                    341              341         6.27
  Due over 1 year thru 5 years          71,203           70,235         5.79
  Due over 5 years thru 10 years         2,197            2,173         6.64
  Due over 10 years                          -                -            -
                                      --------         --------         ----
    TOTAL                               73,741           72,749         5.82

OTHER SECURITIES
  Due in 1 Year or less                  1,516            1,513         5.76
  Due over 1 year thru 5 years          32,481           32,055         5.58
  Due over 5 years thru 10 years           625              608         5.03
  Due over 10 years(3)                   5,436            5,436         7.51
                                      --------         --------         ----
    TOTAL                               40,058           39,612         5.82
                                      --------         --------         ----
Total Investment Securities           $279,242         $276,839         5.83%
                                      ========         ========         ====

(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2) Based on weighted average life.

(3) Federal Home Loan Bank Stock and Federal Reserve Bank Stock do not have stated maturities.


AVERAGE MATURITY (In Years)
AS OF DECEMBER 31, 2000

U.S. Governments                      1.76
State and Political Subdivisions      3.23
Mortgage-Backed Securities            3.28
Other Securities                      1.89
                                      ----
    TOTAL                             2.63
                                      ====



Deposits and Funds Purchased

Average total deposits decreased from $1.24 billion in 1999, to $1.21 billion in 2000, representing an decrease of $30.3 million, or 2.5%, compared with an increase of $252.3 million, or 25.6%, in 1999. In 2000, the decrease is primarily due to declining balances in certificates of deposit and savings. The decline in certificates is attributable to rising interest rates and an increase in competition. Partially offsetting this decline was an increase in NOW, money market and demand balances. The most significant increase occurred in NOW balances primarily as a result of higher public funds. The Company continues to experience a notable increase in competition for deposits, in terms of both rate and product. In 1999, the annual average increase is attributable to a full year impact of the assumption of deposits from First Union and the continued success of the CashPower Money Market Account.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other borrowings, increased $43.8 million, or 103.5%. The increase was primarily due to borrowings from the Federal Home Loan Bank. See Note 8 in the Notes to Consolidated Financial Statements for further information.



Table 11
SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)


                         1999 to     Percentage     Components of Total Deposits
                          2000        of Total      ----------------------------
                         Change        Change        2000       1999      1998
--------------------------------------------------------------------------------
Noninterest Bearing
  Deposits             $  5,216        17.2 %        22.3%      21.3%     21.3%
NOW Accounts             19,269        63.6          14.5       12.6      12.1
Money Market Accounts     4,664        15.4          13.3       12.6       8.8
Savings                  (9,717)      (32.1)          8.8        9.4      10.2
Other Time Deposits     (49,734)     (164.1)         41.1       44.1      47.6
                       --------       -----         -----      -----     -----
    Total Deposits     $(30,302)     (100.0)%       100.0%     100.0%    100.0%
                       ========       =====         =====      =====     =====

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)


                                             December 31, 2000
                                ----------------------------------------
                                Time Certificates of Deposit     Percent
------------------------------------------------------------------------
Three months or less                  $40,075                     42.1%
Over three through six months          18,063                     19.0
Over six through twelve months         24,319                     25.6
Over twelve months                     12,691                     13.3
                                      -------                    -----
    Total                             $95,148                    100.0%
                                      =======                    =====



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

As of December 31, 2000, the Company had a $25.0 million credit facility under which $23.7 million was currently available. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 2004. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the lenders' Cost of Funds rate ("COF"), plus or minus increments thereof. The LIBOR or COF rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. In 2000, the Company reduced the amount of debt to $1.3 million. The average interest rate during 2000 was 6.71%.

The Company's credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. As of year-end 2000, the Company was in compliance with all of these contractual and/or regulatory requirements.

At December 31, 2000, the Company had $10.4 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of twelve loans. The interest rates are fixed and the weighted average rate at December 31, 2000 was 6.07%. Required annual principal reductions approximate $600,000, with the remaining balances due at maturity ranging from 2001 to 2018. The debt was used to match/fund selected lending activities and is secured by investment securities and first mortgage residential real estate loans which are included in the Company's loan portfolio. See Note 9 in the Notes to Consolidated Financial Statements for additional information as to the Company's long-term debt.

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 2000, the Company had $296.3 million in commitments to extend credit and $2.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.

It is anticipated capital expenditures will approximate $8.0 million over the next twelve months. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareowners' equity as of December 31, for each of the last three years is presented below.

Shareowners' Equity
(Dollars in Thousands)
                                      2000          1999          1998
------------------------------------------------------------------------
Common Stock                        $    101      $    102      $    102
Additional Paid-in Capital             7,369         9,249         8,561
Retained Earnings                    141,659       129,055       119,521
                                    --------      --------      --------
  Subtotal                           149,129       138,406       128,184
                                    --------      --------      --------
Accumulated Other Comprehensive
  Income, Net of Tax                  (1,522)       (6,190)          678
                                    --------      --------      --------
Total Shareowners' Equity           $147,607      $132,216      $128,862
                                    ========      ========      ========

The Company continues to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 9.66%, 9.24% and 8.93%, in 2000, 1999 and 1998, respectively.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal
Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. CCBG exceeded these capital guidelines, with a total risk-based capital ratio of 12.86% and a Tier 1 ratio of 11.87%, compared to 12.27% and 11.23%, respectively, in 1999.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2000, the Company had a leverage ratio of 8.30% compared to 7.92% in 1999. See
Note 13 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

Dividends declared and paid totaled $.545 per share in 2000. During the fourth quarter of 2000 the quarterly dividend was raised 11.3% from $.1325 per share to $.1475 per share. The Company declared dividends of $.5525 per share in 1999 and $.45 per share in 1998. Included in the 1999 amount was approximately $563,000 of a one-time distribution paid to Grady Holding Company shareowners. The dividend payout ratio was 30.6%, 32.9%, and 28.2% for 2000, 1999 and 1998, respectively. Dividends declared per share in 2000 represented a 10.7% increase over 1999, excluding the one-time distribution.

At December 31, 2000, the Company's common stock had a diluted book value of $14.56 per share compared to $12.96 in 1999. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2000, the net unrealized loss was $1.5 million. At December 31, 1999, the Company had a net unrealized loss of $6.2 million and thus the net impact on equity for the year was an increase in book value of approximately $4.7 million.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company acquired 119,134 shares during 2000.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. The Company issued 5,775 shares in 2000 under this plan.

The Company also offers stock purchase plans to its associates and directors. In 2000, 31,398 shares were issued under these plans.

The Board of Directors approved a Dividend Reinvestment and Optional Stock Purchase Plan for the Company in December 1996. In 2000 and 1999, shares for this plan were purchased in the open market, and thus there were no newly issued shares under this plan.

The Company offers a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all of the Company associates who meet the minimum age requirement. The Plan is designed to enable participants to elect to have an amount withheld from their compensation in any plan year and placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation. During 2000 and 1999, no contributions were made by the Company. The participants may choose to invest their contributions into fifteen investment funds, including CCBG common stock.

Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the Company's ability to react to changing interest rates and are discussed in further detail in the section entitled "Earnings Analysis".

Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement is effective for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material impact on reported results of operations of the Company.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Overview

Market risk management arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company has risk management policies to monitor and limit exposure to market risk.
CCBG does not actively participate in exchange rates, commodities or equities. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

Interest Rate Risk Management

The normal course of business activity exposes CCBG to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. CCBG's asset/liability management process manages the Company's interest rate risk.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table 13. This table presents the Company's consolidated interest rate sensitivity position as of year-end 2000 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 13 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

The Company is currently liability sensitive, which generally indicates that, in a period of rising interest rates, the net interest margin will be adversely impacted as the velocity and/or volume of liabilities being repriced exceeds assets. The opposite is true in a falling rate environment. However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how the Company responds to changing rates and thus impact the magnitude of change in net interest income.



Table 13
FINANCIAL ASSETS AND LIABILITITES MARKET RISK ANALYSIS(1)
Other Than Trading Portfolio


                                                     As of December 31,                                                 Fair
(Dollars in Thousands)              2001         2002        2003        2004        2005       Beyond     Total        Value
------------------------------------------------------------------------------------------------------------------------------
Loans
  Fixed Rate                      $ 71,440    $ 41,328    $ 49,011    $ 41,550    $ 40,176    $ 76,902  $  320,407  $  325,620
    Average Interest Rate            9.32%      10.05%       7.81%       8.72%       9.33%       8.11%       9.28%
  Floating Rate(2)                 386,394      59,238      54,324      47,831      76,501     107,137     731,425     743,325
    Average Interest Rate            9.76%       8.46%       8.50%       8.13%       8.29%       7.57%       8.98%
Investment Securities(3)
  Fixed Rate                        66,009      48,930      30,310      20,338      30,003      73,451     269,041     269,041
    Average Interest Rate            5.54%       5.25%       4.79%       4.19%       4.35%       5.82%       5.22%
  Floating Rate                          -           -           -       7,295           -         503       7,798       7,798
    Average Interest Rate                -           -           -       6.84%           -       6.05%       6.79%
Other Earning Assets
  Fixed Rate                             -           -           -           -           -           -           -           -
    Average Interest Rate                -           -           -           -           -           -           -
  Floating Rate                     40,623           -           -           -           -           -      40,623      40,623
    Average Interest Rate            6.30%           -           -           -           -           -       6.30%
Total Financial Assets            $564,466    $149,496    $140,940    $109,719    $146,680    $257,993  $1,369,294  $1,386,407
    Average Interest Rate            8.96%       7.85%       7.38%       7.62%       7.77%       7.23%       8.22%

Deposits(4)
  Fixed Rate Deposits             $445,397    $ 49,776    $  7,318    $  3,180    $  1,422   $      15  $  507,108    $509,585
    Average Interest Rate            5.59%       5.82%       5.24%       5.00%       4.69%       4.74%       5.60%
  Floating Rate Deposits           468,603           -           -           -           -           -     468,603     468,603
    Average Interest Rate            3.27%           -           -           -           -           -       3.27%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                      698         703         718         731         747       6,860      10,457      11,811
    Average Interest Rate            6.17%       6.17%       6.17%       6.17%       6.17%       6.17%       6.10%
  Floating Rate Debt                84,722           -           -           -           -           -      84,722      83,757
    Average Interest Rate            6.20%           -           -           -           -           -       6.20%
Total Financial Liabilities       $999,420    $ 50,479    $  8,036    $  3,911    $  2,169    $  6,875  $1,070,890  $1,073,756
    Average interest Rate            4.56%       5.82%       5.32%       5.22%       5.20%       6.17%       4.63%

(1) Based upon expected cash flows, unless otherwise indicated.

(2) Based upon a combination of expected maturities and repricing opportunities.

(3) Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4) Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in 2001. Other time deposit balances are classified according to maturity.


Item 8. Financial Statements and Supplementary Data

Table 14
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)


                                              2000                                         1999
                        ----------------------------------------------  -------------------------------------------
                           Fourth      Third       Second      First      Fourth     Third      Second     First(1)
                        ----------  ----------  ----------  ----------  ---------- ---------- ---------- ----------
Summary of Operations:
  Interest Income       $   28,717  $   28,018  $   26,889  $   25,710  $   25,366 $   25,236 $   24,816 $   24,267
  Interest Expense          12,949      12,039      11,070      10,176      10,171     10,287     10,476     10,313
                        ----------  ----------  ----------  ----------  ---------- ---------- ---------- ----------
  Net Interest Income       15,768      15,979      15,819      15,534      15,195     14,949     14,340     13,954
    Provision for
    Loan Loss                  825         735         950         610         510        610        580        740
                        ----------  ----------  ----------  ----------  ---------- ---------- ---------- ----------
  Net Interest Income
    After Provision
    for Loan Loss           14,943      15,244      14,869      14,924      14,685     14,339     13,760     13,214
  Noninterest Income         7,046       6,646       6,675       6,402       6,655      6,719      6,634      6,553
  Merger Expense                12          (2)        751           -          10         74      1,277          -
  Noninterest Expense       14,847      14,684      14,503      14,352      14,463     14,522     15,040     14,442
                        ----------  ----------  ----------  ----------  ---------- ---------- ---------- ----------
  Income Before
    Provision for
    Income Taxes             7,130       7,208       6,290       6,974       6,867      6,462      4,077      5,325
  Provision for
    Income Taxes             2,478       2,487       2,123       2,361       2,548      2,089      1,182      1,660
                        ----------  ----------  ----------  ----------  ---------- ---------- ---------- ----------
  Net Income            $    4,652  $    4,721  $    4,167  $    4,613  $    4,319 $    4,373 $    2,895 $    3,665
                        ==========  ==========  ==========  ==========  ========== ========== ========== ==========
  Net Interest
    Income (FTE)        $   16,134  $   16,364  $   16,217  $   15,962  $   15,521 $   15,435 $   14,822 $   14,420

Per Common Share:
  Net Income Basic      $      .46  $      .46  $      .41  $      .45  $      .42 $      .43 $      .28 $      .36
  Net Income Diluted           .46         .46         .41         .45         .42        .43        .28        .36
  Dividends Declared(1)      .1475       .1325       .1325       .1325       .1325        .12        .12        .18
  Book Value                 14.56       14.08       13.51       13.20       12.96      12.78      12.56      12.80
  Market Price:
    High                     26.75       20.50       20.50       23.00       25.00      30.00      25.00      27.63
    Low                      18.88       18.75       18.00       15.00       20.19      21.00      20.25      22.00
    Close                    24.81       19.56       19.50       19.63       21.50      22.75      25.00      23.31

Selected Average
Balances:
  Loans                 $1,053,675  $1,025,943  $  989,695  $  938,351  $  915,194 $  892,161 $  878,976 $  850,161
  Earning Assets         1,359,345   1,318,698   1,303,633   1,277,894   1,280,746  1,297,481  1,304,093  1,282,679
  Total Assets           1,503,811   1,465,455   1,454,098   1,430,620   1,446,815  1,446,505  1,452,215  1,430,533
  Total Deposits         1,223,642   1,203,254   1,202,770   1,198,608   1,235,002  1,234,360  1,247,452  1,232,816
  Total Shareowners'
    Equity                 146,161     141,847     137,014     133,836     131,932    130,134    131,234    130,929
  Common Equivalent
    Shares:
      Basic                 10,162      10,192      10,196      10,195      10,179     10,179     10,172     10,170
      Diluted               10,186      10,208      10,211      10,211      10,201     10,195     10,187     10,185
Ratios:
  ROA                        1.23%       1.28%       1.15%       1.30%       1.18%      1.20%       .80%      1.04%
  ROE                       12.66%      13.24%      12.23%      13.86%      12.99%     13.33%      8.85%     11.35%
  Net Interest
    Margin (FTE)             4.73%       4.94%       5.00%       5.02%       4.82%      4.73%      4.56%      4.56%
  Efficiency Ratio          61.03%      60.64%      60.30%      60.91%      60.67%     62.30%     66.70%     65.46%

(1) First quarter 1999 dividend includes a one-time distribution paid to Grady Holding Company shareowners of approximately $563,000.



CONSOLIDATED FINANCIAL STATEMENTS

44   Report of Independent Certified Public Accountants

45   Consolidated Statements of Income

46   Consolidated Statements of Financial Condition

47   Consolidated Statements of Changes in Shareowners' Equity

48   Consolidated Statements of Cash Flows

49   Notes to Consolidated Financial Statements





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareowners and Board of Directors of Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of CAPITAL CITY BANK GROUP, INC. (a Florida Corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
January 25, 2001



CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)(1)

                                             For the Years Ended December 31,
                                            ----------------------------------
                                              2000         1999        1998
------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                  $ 92,306      $78,527     $75,989
Investment Securities:
  U.S. Treasury                                  696        1,430       1,889
  U.S. Government Agencies/Corp.               8,632        9,313       3,879
  States and Political Subdivisions            4,006        4,371       3,028
  Other Securities                             2,373        2,486         649
Funds Sold                                     1,321        3,558       3,576
                                            --------      -------     -------
     Total Interest Income                   109,334       99,685      89,010

INTEREST EXPENSE
Deposits                                      40,459       38,315      32,119
Short-Term Borrowings                          4,968        1,816       1,904
Long-Term Debt                                   807        1,116       1,225
                                            --------      -------     -------
     Total Interest Expense                   46,234       41,247      35,248
                                            --------      -------     -------

Net Interest Income                           63,100       58,438      53,762
Provision for Loan Losses                      3,120        2,440       2,439
                                            --------      -------     -------
Net Interest Income After Provision for
  Loan Losses                                 59,980       55,998      51,323
                                            --------      -------     -------
NONINTEREST INCOME
Service Charges on Deposit Accounts            9,380        9,973       8,541
Data Processing                                2,525        2,861       3,523
Income from Fiduciary Activities               2,435        2,227       1,761
Securities Transactions                            2          (12)         87
Other                                         12,427       11,512      10,472
                                            --------      -------     -------
     Total Noninterest Income                 26,769       26,561      24,384
                                            --------      -------     -------
NONINTEREST EXPENSE
Salaries and Associate Benefits               29,967       28,969      26,597
Occupancy, Net                                 4,638        4,466       3,530
Furniture and Equipment                        5,779        5,647       5,280
Merger Expense                                   761        1,361         115
Other                                         18,002       19,385      16,722
                                            --------      -------     -------
     Total Noninterest Expense                59,147       59,828      52,244
                                            --------      -------     -------

Income Before Income Taxes                    27,602       22,731      23,463
Income Taxes                                   9,449        7,479       8,169
                                            --------      -------     -------

NET INCOME                                  $ 18,153      $15,252     $15,294
                                            ========      =======     =======

BASIC NET INCOME PER SHARE                  $   1.78      $  1.50     $  1.51
                                            ========      =======     =======

DILUTED NET INCOME PER SHARE                $   1.78      $  1.50     $  1.50
                                            ========      =======     =======

Basic Average Common Shares Outstanding       10,186       10,175      10,146
                                            ========      =======     =======

Diluted Average Common Shares Outstanding     10,215       10,196      10,168
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


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)(1)


                                                           As of December 31,
                                                     ----------------------------
                                                        2000               1999
---------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                              $   73,367        $   79,454
Funds Sold                                               40,623            13,618
Investment Securities, Available-for-Sale               276,839           321,192

Loans, Net of Unearned Interest                       1,051,832           928,486
  Allowance for Loan Losses                             (10,564)           (9,929)
                                                     ----------        ----------
     Loans, Net                                       1,041,268           918,557

Premises and Equipment                                   37,023            37,834
Intangibles                                              22,293            25,149
Other Assets                                             36,047            34,716
                                                     ----------        ----------
       Total Assets                                  $1,527,460        $1,430,520
                                                     ==========        ==========
LIABILITIES
Deposits:
  Noninterest Bearing Deposits                       $  292,656        $  253,140
  Interest Bearing Deposits                             975,711           949,518
                                                     ----------        ----------
     Total Deposits                                   1,268,367         1,202,658

Short-Term Borrowings                                    83,472            66,275
Long-Term Debt                                           11,707            14,258
Other Liabilities                                        16,307            15,113
                                                     ----------        ----------
     Total Liabilities                                1,379,853         1,298,304

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding                -                 -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 10,108,454 and 10,190,069 shares
  issued and outstanding                                    101               102
Additional Paid-In Capital                                7,369             9,249
Retained Earnings                                       141,659           129,055
Accumulated Other Comprehensive Loss, Net of Tax         (1,522)           (6,190)
                                                     ----------        ----------
     Total Shareowners' Equity                          147,607           132,216
                                                     ----------        ----------
       Total Liabilities and Shareowners' Equity     $1,527,460        $1,430,520
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



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except per Share Data)(1)

                                                                          Accumulated Other
                                                  Additional                Comprehensive
                                        Common     Paid-In     Retained     (Loss) Income,
                                        Stock      Capital     Earnings     Net of Taxes       Total
------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               $101       $6,544     $108,555        $   607       $115,807
Net Income                                                       15,294                        15,294
Cash Dividends ($.45 per share)                                  (4,328)                       (4,328)
Issuance of Common Stock                    1        2,017                                      2,018
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                          71             71
                                         ----       ------     --------        -------       --------
Balance, December 31, 1998                102        8,561      119,521            678        128,862
Net Income                                                       15,252                        15,252
Cash Dividends ($.5525 per share)(2)                             (5,718)                       (5,718)
Issuance of Common Stock                               688                                        688
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                      (6,868)        (6,868)
                                         ----       ------     --------        -------       --------
Balance, December 31, 1999                102        9,249      129,055         (6,190)       132,216
Net Income                                                       18,153                        18,153
Cash Dividends ($.545 per share)                                 (5,549)                       (5,549)
Issuance of Common Stock                               786                                        786
Repurchase of Common Stock                 (1)      (2,666)                                    (2,667)
Net Change in Unrealized Gain (Loss)
  On Marketable Securities                                                       4,668          4,668
                                         ----       ------     --------        -------       --------
Balance, December 31, 2000               $101       $7,369     $141,659        $(1,522)      $147,607
                                         ====       ======     ========        =======       ========

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

(2) Dividend amount includes a one-time distribution paid to Grady Holding
    Company shareowners of approximately $563,000.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                     For the Years Ended December 31,
                                                    ----------------------------------
                                                      2000          1999         1998
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $ 18,153     $ 15,252     $ 15,294
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses                              3,120        2,440        2,439
Depreciation                                           3,979        3,708        3,565
Net Securities Amortization                            1,368        1,417          758
Amortization of Intangible Assets                      2,837        2,833        1,191
(Gain) Loss on Sale of Investment Securities              (2)          12          (87)
Non-Cash Compensation                                    101          260          869
Deferred Income Taxes                                   (293)        (225)         133
Net Increase in Other Assets                          (3,709)        (230)     (11,019)
Net Increase (Decrease) in Other Liabilities           1,194       (1,000)       3,125
                                                    --------     --------     --------
Net Cash Provided by Operating Activities             26,748       24,467       16,268
                                                    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale            50,837      104,189       84,524
Purchase of Investment Securities
  Available-for-Sale                                    (492)     (66,031)    (123,537)
Net Increase in Loans                               (125,831)     (86,608)     (26,388)
Net Cash Received From Acquisitions                         -           -       36,726
Purchase of Premises & Equipment                      (3,236)      (4,471)      (4,323)
Sales of Premises & Equipment                             69          100          407
                                                    --------     --------     --------
Net Cash Used in Investing Activities                (78,653)     (52,821)     (32,591)
                                                    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITES:
Net Increase (Decrease) in Deposits                   65,709      (50,895)      55,082
Net Increase (Decrease) in Short-Term Borrowings      17,196       41,076      (20,914)
Borrowing from Long-Term Debt                          1,428        2,262        8,241
Repayment of Long-Term Debt                           (3,979)      (6,750)      (7,600)
Dividends Paid(1)                                     (5,549)      (5,718)      (4,281)
Repurchase of Common Stock                            (2,667)           -            -
Issuance of Common Stock                                 685          428        1,148
                                                    --------     --------     --------
Net Cash Provided By (Used in)
  Financing Activities                                72,823      (19,597)      31,676
                                                    --------     --------     --------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                20,918      (47,951)      15,353
Cash and Cash Equivalents at Beginning of Year        93,072      141,023      125,670
                                                    --------     --------     --------
Cash and Cash Equivalents at End of Year            $113,990     $ 93,072     $141,023
                                                    ========     ========     ========

Supplemental Disclosures:


Interest Paid on Deposits                           $ 41,863     $ 38,822     $ 31,179
                                                    ========     ========     ========

Interest Paid on Debt                               $  5,873     $  2,849     $  3,128
                                                    ========     ========     ========

Taxes Paid                                          $ 10,878     $  6,137     $  8,470
                                                    ========     ========     ========

Loans Transferred To Other Real Estate              $    904     $  1,344     $  2,011
                                                    ========     ========     ========

(1) Dividend amount includes a one-time distribution to Grady Holding
    Company shareowners of approximately $563,000, paid during the first quarter of 1999.

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

Long-Lived Assets

Premises and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives for each type of asset with premises being depreciated over a range of 10 to 40 years, and equipment being depreciated over a range of 3 to 10 years. Additions and major facilities are capitalized and depreciated in the same manner. Repairs and maintenance are charged to operating expense as incurred.

Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with the various acquisitions. All intangible assets are being amortized on the straight-line method over various periods ranging from five to 25 years with the majority being written off over an average life of approximately 15 years. The amortization of all intangible assets was approximately $2.8 million in 2000 and 1999, and $1.2 million in 1998.

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

Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement is effective for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material impact on reported results of operations of the Company.

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

Business Segments

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of certain information about reportable business segments of the Company. The Company operates in a single business segment, which is comprised of commercial banking within the state of Florida and Georgia.

Note 2
ACQUISITIONS

During the first quarter of 2001, the Company plans to complete its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. First National Bank of West Point is a $155 million financial institution with offices located in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., will merge with CCBG, and First National Bank of West Point will merge with CCB. The Company will issue 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. The transaction will be accounted for as a purchase and result in approximately $5.0 million of intangibles, primarily goodwill. These intangible assets will be amortized over fifteen years.

During the first quarter of 2001, the Company plans to complete its purchase and assumption agreement with First Union National Bank ("First Union") to acquire six of First Union's offices which includes real estate, loans and deposits. The transaction will create approximately $11.5 million in intangible assets which will be amortized over 10 years. The Company agreed to purchase approximately $26 million in loans and assume deposits of approximately $109 million.

On May 7, 1999, the Company completed its acquisition of Grady Holding Company ("GHC") and its subsidiary, First National Bank of Grady County in Cairo, Georgia. First National Bank of Grady County is a $119 million asset institution with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of First National Bank of Grady County. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of-interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented.

On December 4, 1998, the Company completed its first purchase and assumption transaction with First Union and acquired eight of First Union's offices which included deposits. The Company paid a premium of approximately $16.9 million, and assumed approximately $219 million in deposits and acquired certain real estate. The premium is being amortized over ten years.

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's offices which included loans and deposits. The Company paid a deposit premium of $3.6 million, assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of Capital City Bank. The deposit premium is being amortized over its expected useful life.

Note 3
INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:

                                                    2000
                            --------------------------------------------------
                            Amortized     Unrealized     Unrealized     Market
(Dollars in Thousands)        Cost          Gains          Losses       Value
------------------------------------------------------------------------------
U.S. Treasury               $ 10,016        $  5           $    -     $ 10,021
U.S. Government Agencies
  and Corporations            69,683          49              516       69,216
States and Political
  Subdivisions                85,744         192              695       85,241
Mortgage-Backed Securities    73,741         134            1,126       72,749
Other Securities              40,058           7              453       39,612
                            --------        ----           ------     --------
  Total Investment
    Securities              $279,242        $387           $2,790     $276,839
                            ========        ====           ======     ========


                                                    1999
                            --------------------------------------------------
                            Amortized     Unrealized     Unrealized     Market
(Dollars in Thousands)        Cost          Gains          Losses       Value
------------------------------------------------------------------------------
U.S. Treasury               $ 20,047        $  4           $   70     $ 19,981
U.S. Government Agencies
  and Corporations            79,181           -            2,557       76,624
States and Political
  Subdivisions               104,312          74            1,895      102,491
Mortgage-Backed Securities    85,040          88            3,728       81,400
Other Securities              42,372           -            1,676       40,696
                            --------        ----           ------     --------
  Total Investment
    Securities              $330,952        $166           $9,926     $321,192
                            ========        ====           ======     ========

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:

(Dollars in Thousands)

               Total           Gross               Gross
Year          Proceeds     Realized Gains     Realized Losses
-------------------------------------------------------------
2000          $37,096           $  2                $ -
1999          $86,213           $  1                $13
1998          $46,861           $117                $30

Total proceeds include principal reductions in mortgage-backed securities and proceeds from securities which were called of $13.7 million, $18.0 million, and $27.2 million in 2000, 1999, and 1998, respectively.

As of December 31, 2000, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)            Amortized Cost     Market Value
-----------------------------------------------------------------
Due in one year or less              $ 40,279          $ 40,265
Due after one through five years      150,917           149,523
Due after five through ten years        8,294             8,307
Over ten years                          6,011             5,995
Mortgage-Backed Securities             73,741            72,749
                                     --------          --------
   Total Investment Securities       $279,242          $276,839
                                     ========          ========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $141.2 million and $143.1 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes.

Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)               2000              1999
-------------------------------------------------------------
Commercial, Financial and
  Agricultural                   $  108,340          $ 98,894
Real Estate - Construction           84,133            62,166
Real Estate - Mortgage              231,099           214,036
Real Estate - Residential           444,489           383,536
Consumer                            183,771           169,854
                                 ----------          --------
    Total Loans,
      Net of Unearned Interest   $1,051,832          $928,486
                                 ==========          ========

Nonaccruing loans amounted to $2.9 million and $3.0 million, at December 31, 2000 and 1999, respectively. Restructured loans amounted to $19,000 and $26,000, at December 31, 2000 and 1999, respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $291,000 higher in 2000 and $317,000 higher in 1999.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)                 2000          1999          1998
------------------------------------------------------------------------
Balance, Beginning of Year           $ 9,929        $9,827        $9,662
Provision for Loan Losses              3,120         2,440         2,439
Recoveries on Loans
  Previously Charged-Off                 703           860           883
Loans Charged-Off                     (3,188)       (3,198)       (3,157)
                                     -------        ------        ------
Balance, End of Year                 $10,564        $9,929        $9,827
                                     =======        ======        ======

Selected information pertaining to impaired loans, at December 31, is as follows:

                                          2000                   1999
                                             Valuation              Valuation
 (Dollars in Thousands)            Balance   Allowance    Balance   Allowance
-----------------------------------------------------------------------------
With Related Credit Allowance      $    -       $-        $   25        $3
Without Related Credit Allowance    1,009        -         1,238         -
Average Recorded Investment
  for the Period                   $1,687       $-        $1,871        $-

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the years ended December 31, 2000, 1999, and 1998 the Company recognized $86,000, $74,000, and $84,000, in interest income on impaired loans, of which $77,000, $57,000, and $31,000, was collected in cash, respectively.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)           2000                1999
----------------------------------------------------------
Land                           $ 9,458             $ 9,289
Buildings                       34,259              33,948
Fixtures and Equipment          32,587              30,229
                               -------             -------
  Total                         76,304              73,466
Accumulated Depreciation       (39,281)            (35,632)
                               -------             -------
Premises and Equipment, Net    $37,023             $37,834
                               =======             =======

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)      2000              1999
----------------------------------------------------
NOW Accounts              $207,978          $182,794
Money Market Accounts      156,590           157,825
Savings Accounts           104,035           105,498
Other Time Deposits        507,108           503,401
                          --------          --------
   Total                  $975,711          $949,518
                          ========          ========

Time deposits in denominations of $100,000 or more totaled $95.1 million and $101.7 million at December 31, 2000 and 1999, respectively.

At December 31, 2000, the scheduled maturities of other time deposits were as follows:

2001                       $445,397
2002                         49,776
2003                          7,318
2004                          3,180
2005 and thereafter           1,437
                           --------
                           $507,108
                           ========

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December 31, 2000 and 1999, were $34.8 million and $34.4 million, respectively.

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)       2000           1999           1998
----------------------------------------------------------------
NOW Accounts               $ 4,444        $ 3,134        $ 2,223
Money Market Accounts        6,673          5,766          2,562
Savings Accounts             2,446          2,453          2,243
Other Time Deposits         26,896         26,962         25,091
                           -------        -------        -------
  Total                    $40,459        $38,315        $32,119
                           =======        =======        =======

Note 8
SHORT-TERM BORROWINGS
Short-term borrowings included the following at December 31:

                                                         Securities
                                             Federal     Sold Under     Other
                                              Funds      Repurchase   Short-Term
(Dollars in Thousands)                      Purchased    Agreements   Borrowings
--------------------------------------------------------------------------------
2000
Balance                                      $ 7,225       $44,478     $31,769
Maximum indebtedness at any month end         39,975        60,283      61,269
Daily average indebtedness outstanding        18,612        44,908      22,599
Average rate paid for the year                 6.47%         4.95%       6.83%
Average rate paid on period-end borrowings     4.88%         4.32%       6.84%

1999
Balance                                       $28,050      $36,439     $ 1,786
Maximum indebtedness at any month end          28,050       41,114       1,786
Daily average indebtedness outstanding         12,997       27,923       1,397
Average rate paid for the year                  4.87%        4.02%       4.31%
Average rate paid on period-end borrowings      4.20%        3.53%       4.22%


Note 9
LONG-TERM DEBT

Long-term debt included the following at December 31:

(Dollars in Thousands)                                     2000          1999
------------------------------------------------------------------------------
Federal Home Loan Bank Note
  Due on October 10, 2001, fixed rate of 5.00%           $   286       $   324
  Due on December 16, 2004, fixed rate of 6.52%              250           313
  Due on December 16, 2004, fixed rate of 6.52%              138           172
  Due on December 19, 2005, fixed rate of 6.04%            1,432         1,542
  Due on December 13, 2006, fixed rate of 6.20%              936         1,002
  Due on April 24, 2007, fixed rate of 7.30%                 362           419
  Due on March 14, 2013, fixed rate of 6.13%                   -           938
  Due on March 18, 2013, fixed rate of 6.37%                 898             -
  Due on September 20, 2013, fixed rate of 5.64%           1,277         1,334
  Due on January 26, 2014, fixed rate of 5.79%             1,463         1,499
  Due on May 27, 2014, fixed rate of 5.92%                   683           720
  Due on December 17, 2018, fixed rate of 6.33%            1,895         1,949
  Due on December 24, 2018, fixed rate of 6.29%              837           857
IBM Note Payable
  Due on December 31, 2000, fixed rate of 3.77%                -           189
Revolving credit note,
  Due on November 16, 2004, variable rate of 6.68%         1,250         3,000
                                                         -------       -------
Total outstanding                                        $11,707       $14,258
                                                         =======       =======

The contractual maturities of long-term debt for the five years succeeding December 31, 2000, are as follows:

2001                       $   286
2002                             -
2003                             -
2004                         1,638
2005 and thereafter          9,783
                           -------
                           $11,707
                           =======

The Federal Home Loan Bank advances are collateralized with U.S.
Treasury Securities and 1-4 family mortgages. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.

Upon expiration of the revolving credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The Company, at its option, may select from various loan rates including the following: Prime, LIBOR, or the lender's cost of funds rate, plus or minus increments thereof. The LIBOR or cost of funds rates may be fixed for a period up to six months. The revolving credit is unsecured, but upon conversion is to be collateralized by common stock of the subsidiary bank equal to 125% of the principal balance of the loan. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. At December 31, 2000, the Company was in compliance with all of the terms of the agreement and had $23.75 million available under a $25 million line of credit facility.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:

(Dollars in Thousands)            2000           1999            1998
----------------------------------------------------------------------
Current:
  Federal                        $8,172         $6,880          $7,185
  State                           1,570            824             851
Deferred:
  Federal                          (245)          (189)            117
  State                             (48)           (36)             16
                                 ------         ------          ------
     Total                       $9,449         $7,479          $8,169
                                 ======         ======          ======

The net deferred tax asset and the temporary differences comprising that balance at December 31, 2000 and 1999, are as follows:

(Dollars in Thousands)                           2000          1999
--------------------------------------------------------------------
Deferred Tax Asset attributable to:
  Allowance for Loan Losses                     $2,841        $2,909
  Unrealized Losses on Investment Securities       881         3,570
  Stock Incentive Plan                             875           682
  Interest on Nonperforming Loans                   57           169
  Acquired Deposits                                392            76
  Acquisition Integration Costs                    111             -
  Other                                            392           306
                                                ------        ------
    Total Deferred Tax Asset                    $5,549        $7,712

Deferred Tax Liability attributable to:
  Associate Benefits                            $1,347        $1,291
  Premises and Equipment                         1,421         1,189
  Deferred Loan Fees                               291           370
  Securities Accretion                             210           249
  Other                                            167           104
                                                ------        ------
    Total Deferred Tax Liability                 3,436         3,203
                                                ------        ------
Net Deferred Tax Asset                          $2,113        $4,509
                                                ======        ======

Income taxes provided were less than the tax expense computed by applying the statutory federal income tax rates to income. The primary differences are as follows:

(Dollars in Thousands)                2000         1999        1998
--------------------------------------------------------------------
Computed Tax Expense                 $9,661       $7,956      $8,212
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income       (1,357)      (1,409)       (972)
    State Income Taxes,
      Net of Federal Income
      Tax Benefit                     1,000          468         544
    Other                               145          464         385
                                     ------       ------      ------
Actual Tax Expense                   $9,449       $7,479      $8,169
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

(Dollars in Thousands)                                2000      1999      1998
-------------------------------------------------------------------------------
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year           $18,980   $22,211   $21,159
  Service Cost                                        2,255     2,015     1,678
  Interest Cost                                       1,777     1,477     1,478
  Actuarial Loss/(Gain)                               3,019    (4,411)    1,350
  Amendments to Plan(1)                               2,099         -         -
  Benefits Paid                                      (1,119)   (2,021)   (3,186)
  Expenses Paid                                        (200)     (291)     (268)
                                                    -------   -------   -------
    Benefit Obligation at End of Year               $26,811   $18,980   $22,211
                                                    -------   -------   -------

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year    $32,521   $29,248   $25,826
  Actual Return on Plan Assets                         (798)    4,824     5,382
  Employer Contribution                                 915       761     1,494
  Benefits Paid                                      (1,119)   (2,021)   (3,186)
  Expenses Paid                                        (200)     (291)     (268)
                                                    -------   -------   -------
    Fair Value of Plan Assets at End of Year        $31,319   $32,521   $29,248
                                                    -------   -------   -------

  Funded Status                                     $ 4,508   $13,541   $ 7,037
  Unrecognized Net Actuarial Gain                      (797)   (9,675)   (2,919)
  Unrecognized Prior Service Cost                      (232)     (468)     (704)
                                                    -------   -------   -------
    Prepaid Benefit Cost                            $ 3,479   $ 3,398   $ 3,414
                                                    =======   =======   =======

Weighted-Average Assumptions:
  Discount Rate                                        7.50%     7.75%     6.50%
  Expected Return on Plan Assets                       8.25%     8.25%     8.25%
  Rate of Compensation Increase                        5.50%     5.50%     5.50%

Components of Net Periodic Benefit Costs:
  Service Cost                                      $ 2,255   $ 2,015   $ 1,678
  Interest Cost                                       1,777     1,477     1,478
  Expected Return on Plan Assets                     (2,643)   (2,401)   (2,103)
  Amortization of Prior Service Cost                    343       164       164
  Transition Asset Recognition                         (236)     (236)     (236)
  Recognized Net Actuarial Gain                        (663)     (242)     (131)
                                                    -------   -------   -------
    Net Periodic Benefit Cost                       $   833   $   777   $   850
                                                    =======   =======   =======

(1) The amendments to the plan are a result of prior year acquisitions and the IRS regulation regarding the change from the PBGC mortality table to the GATT mortality table.

The Company has a Supplemental Employee Retirement Plan covering selected executives. Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 2000, 1999 and 1998 of $167,000, $266,000 and $193,000,
respectively, and no minimum liability, at December 31, 2000, 1999 and 1998, respectively.

The Company has an Associate Incentive Plan under which shares of the Company's stock are issued as incentive awards to selected participants. Seven hundred fifty thousand shares of common stock are reserved for issuance under this plan. The expense recorded related to this plan was approximately $561,000, $432,000 and $735,000 in 2000, 1999 and 1998, respectively. The Company issued 5,775 shares under the plan in 2000.

The Company has an Associate Stock Purchase Plan under which associates may elect to make a monthly contribution towards the purchase of Company stock on a semi-annual basis. Four hundred fifty thousand shares of common stock are reserved for issuance under the Stock Purchase Plan. The Company issued 26,397 shares under the plan in 2000.

The Company has a Director Stock Purchase Plan. One hundred fifty thousand shares have been reserved for issuance. In 2000, the Company issued 5,001 shares under this plan.

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation at the discretion of the Company. During 2000, no contributions were made by the Company. The participant may choose to invest their contributions into fifteen investment funds available to CCBG participants, including the Company's common stock.

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. Seven hundred fifty thousand shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2000.



Note 12
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per share Data)(1)

                                                  2000        1999        1998
                                              ------------------------------------
Numerator:
  Net Income                                  $   18,153   $   15,252   $   15,294
  Preferred Stock Dividends                            -            -            -
                                              ----------   ----------   ----------
  Numerator for Basic Earnings Per Share
    Income to Common Shareowners                  18,153       15,252       15,294
                                              ----------   ----------   ----------

  Effect of Dilutive securities:
    Preferred stock dividends                          -            -            -
                                              ----------   ----------   ----------

  Numerator for Diluted Earnings Per Share
    Income Available to Common Shareowners
    After Assumed Conversions                 $   18,153   $   15,252   $   15,294
                                              ==========   ==========   ==========

Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                   10,186,199   10,174,945   10,146,393
  Effects of Dilutive Securities:
    Associate Stock Incentive Plan                28,643       21,288       21,237
                                              ----------   ----------   ----------
  Dilutive Potential Common Shares                28,643       21,288       21,237
                                              ----------   ----------   ----------

  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                       10,214,842   10,196,233   10,167,630
                                              ==========   ==========   ==========

Basic Earnings Per Share                      $     1.78   $     1.50   $     1.51
                                              ==========   ==========   ==========

Diluted Earnings per Share                    $     1.78   $     1.50   $     1.50
                                              ==========   ==========   ==========

(1) All share and per share data have been restated to reflect the pooling-of-interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.


Note 13
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighed assets, and of Tier I capital to average assets. As of December 31, 2000, the Company meets all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc.
consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2000 and December 31, 1999 are shown below:

(Dollars in Thousands)
                                                                 To Be Well-
                                            Required          Capitalized Under
                                           For Capital        Prompt Corrective
                        Actual          Adequacy Purposes     Action Provisions
                   ------------------------------------------------------------
                   Amount    Ratio       Amount    Ratio       Amount     Ratio
-------------------------------------------------------------------------------
As of December 31, 2000:
Tier I Capital:
  CCBG            $126,836   11.87%      $42,753    4.00%            *        *
  CCB              108,474   11.00%       39,451    4.00%       59,177    6.00%

Total Capital:
  CCBG             137,400   12.86%       85,507    8.00%            *        *
  CCB              117,440   11.91%       78,902    8.00%       98,628   10.00%

Tier I Leverage:
  CCBG             126,836    8.30%       32,065    3.00%            *        *
  CCB              108,474    7.59%       29,589    3.00%       49,314    5.00%

As of December 31, 1999:
Tier I Capital:
  CCBG            $107,076   11.23%      $38,138    4.00%            *        *
  CCB               91,832   10.65%       34,490    4.00%       51,736    6.00%

Total Capital:
  CCBG             117,005   12.27%       76,276    8.00%            *        *
  CCB              100,351   11.64%       68,981    8.00%       86,226   10.00%

Tier I Leverage:
  CCBG             107,076    7.92%       28,604    3.00%            *        *
  CCB               91,832    7.39%       25,868    3.00%       43,113    5.00%

*Non-applicable to bank holding companies.

Note 14
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiaries, which are restricted by various regulations administered by Federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 2001, the bank subsidiaries may declare dividends without regulatory approval of $18.3 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 2001 up to the date of any such dividend declaration.

Note 15
RELATED PARTY INFORMATION

The Chairman of the Board of Capital City Bank Group, Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiaries. Fees paid by the Company and its subsidiaries for these services, in aggregate, approximated $335,000, $320,000 and $340,000 during 2000, 1999 and 1998, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement provides for annual lease payments of approximately $81,000, to be adjusted for inflation in future years.

At December 31, 2000 and 1999, certain officers and directors were indebted to the Company's bank subsidiaries in the aggregate amount of $12.0 million and $8.6 million, respectively. During 2000, $13.4 million in new loans were made and repayments and other totaled $10.0 million. These loans were made on similar terms as loans to other individuals of comparable creditworthiness.

Note 16
SUPPLEMENTARY INFORMATION

Components of noninterest income in excess of 1% of total interest income and noninterest expense in excess of 1% of the sum total of interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)                  2000       1999       1998
-------------------------------------------------------------------
Noninterest Income:
  Merchant Fee Income                  $3,388     $2,993     $2,984
  Interchange Commission Fees           1,718      1,269      1,004
  Gains on the Sale of
    Real Estate Loans                   1,265      1,607      1,625
Noninterest Expense:
  Associate Insurance                   1,697      1,653      1,448
  Payroll Taxes                         1,710      1,647      1,485
  Maintenance and Repairs               2,972      3,106      2,773
  Professional Fees                     1,331      1,173      1,337
  Printing & Supplies                   1,590      1,720      1,811
  Commission/Service Fees               3,517      3,107      3,136
  Telephone                             1,147*     1,440      1,158

*Less than 1% of the appropriate threshold.

Note 17
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 2000, the amounts associated with the Company's off-balance-sheet obligations were as follows:

(Dollars in Thousands)                             Amount
----------------------------------------------------------
Commitments to Extend Credit(1)                   $296,348
Standby Letters of Credit                         $  2,331

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

The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented below:

                                           At December 31,
(Dollars in Thousands)            2000                       1999
--------------------------------------------------------------------------
                                      Estimated                  Estimated
                          Carrying      Fair         Carrying      Fair
                            Value       Value          Value       Value
--------------------------------------------------------------------------
Financial Assets:
Loans, Net of Allowance
  for Loan Losses        $1,041,268   $1,068,945   $  918,557   $  908,766

Financial Liabilities
  Deposits               $1,268,367   $1,271,516   $1,202,658   $1,200,875

Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income
(Dollars in Thousands)                              2000       1999       1998
-------------------------------------------------------------------------------
OPERATING INCOME
Income Received from Subsidiary Banks:
  Dividends                                       $ 8,713    $ 7,285    $ 7,190
  Overhead Fees                                     2,373      2,595      4,007
                                                  -------    -------    -------
     Total Operating Income                        11,086      9,880     11,197
                                                  -------    -------    -------

OPERATING EXPENSE
Salaries and Associate Benefits                     1,715      1,926      2,171
Interest on Debt                                      147        430        832
Professional Fees                                     332        232        527
Advertising                                           100        109        711
Legal Fees                                             67         77        115
Other                                                 341        257        696
                                                  -------    -------    -------
Total Operating Expense                             2,702      3,031      5,052
                                                  -------    -------    -------
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Banks     8,384      6,849      6,145
Income Tax Benefit                                   (121)      (198)      (394)
                                                  -------    -------    -------
Income Before Equity in Undistributed
  Earnings of Subsidiary Banks                      8,505      7,047      6,539
Equity in Undistributed Earnings
  of Subsidiary Banks                               9,648      8,205      8,755
                                                  -------    -------    -------
Net Income                                        $18,153    $15,252    $15,294
                                                  =======    =======    =======

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition
(Dollars in Thousands)                                2000            1999
----------------------------------------------------------------------------
ASSETS
Cash and Due From Group Banks                       $    187        $  2,020
Investment in Subsidiary Banks                       148,412         134,105
Other Assets                                           1,454             520
                                                    --------        --------
  Total Assets                                      $150,053        $136,645
                                                    ========        ========
LIABILITIES
Long-Term Debt                                      $  1,250        $  3,000
Other Liabilities                                      1,196           1,429
                                                    --------        --------
  Total Liabilities                                    2,446           4,429
                                                    --------        --------
SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding             -               -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,108,454 and 10,190,069
  shares issued and outstanding                          101             102
Additional Paid-in Capital                             7,369           9,249
Retained Earnings                                    141,659         129,055
Accumulated Other Comprehensive Loss, Net of Tax      (1,522)         (6,190)
                                                    --------        --------
  Total Shareowners' Equity                          147,607         132,216
                                                    --------        --------
  Total Liabilities and Shareowners' Equity         $150,053        $136,645
                                                    ========        ========


The cash flows for the parent company for the three years ended
December 31, were as follows:

Parent Company Statements of Cash Flows
                                                 2000        1999       1998
------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                     $18,153     $15,252     $15,294
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in Undistributed
  Earnings of Subsidiary Banks                  (9,648)     (8,205)     (8,755)
Non-Cash Compensation                              101         260         868
Amortization of Goodwill                             -           -          25
(Increase) Decrease in Other Assets               (925)        (40)      1,155
(Decrease) Increase in Other Liabilities          (233)        292        (357)
                                               -------     -------     -------
Net Cash Provided by Operating Activities        7,448       7,559       8,230
                                               -------     -------     -------

Cash From Financing Activities:
Borrowings of Long-Term Debt                       500           -           -
Repayments of Long-Term Debt                    (2,250)     (5,000)     (5,000)
Payment of Dividends                            (5,549)     (5,718)     (4,328)
Repurchase of Common Stock                      (2,667)          -           -
Issuance of Common Stock                           685         428       1,148
                                               -------     -------     -------
Net Cash Used in Financing Activities           (9,281)    (10,290)     (8,180)
                                               -------     -------     -------

Net (Decrease) Increase in Cash                 (1,833)     (2,729)         50
Cash at Beginning of Period                      2,020       4,749       4,699
                                               -------     -------     -------
Cash at End of Period                          $   187     $ 2,020     $ 4,749
                                               =======     =======     =======


Note 20
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes.

Comprehensive income for 2000, 1999 and 1998 was calculated as follows:

(Dollars in Thousands)                           2000         1999        1998
--------------------------------------------------------------------------------
Net Unrealized Gains (Losses)
  Recognized in Other Comprehensive Income:
    Before Tax                                 $ 7,357     $(10,566)    $   109
    Less Income Tax                              2,689       (3,698)         38
                                               -------     --------     -------
    Net of Tax                                   4,668       (6,868)         71

Amounts Reported in Net Income:
    Gain (Loss) On Sale of Securities                2          (12)         87
    Net Amortization                             1,368        1,417         758
                                               -------     --------     -------
    Reclassification Adjustment                  1,370        1,405         845
    Less: Income Tax Expense                       480          492         296
                                               -------     --------     -------
    Reclassification Adjustment, Net of Tax        890          913         549

Amounts Reported in Other Comprehensive Income:
    Unrealized (Loss) Gain Arising During the
      Period, Net of Tax                         5,558       (5,955)        620
Net Unrealized Losses Recognized in
    Reclassification Adjustments, Net of Tax      (890)        (913)       (549)
                                               -------     --------     -------
Other Comprehensive Income                       4,668       (6,868)         71

Net Income                                      18,153       15,252      15,294
                                               -------     --------     -------

Total Comprehensive Income                     $22,821     $  8,384     $15,365
                                               =======     ========     =======


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Nominees for Election as Directors" and "Continuing Directors and Executive Officers" in the Registrant's Proxy Statement dated April 3, 2001, to be filed on or about April 3, 2001.

Item 11.  Executive Compensation

Incorporated herein by reference to the sections entitled "Summary Compensation Table", "Compensation Committee Report" and "Five-Year Performance Graph" and the subsection entitled "What are directors paid for their services?" under the section entitled "Corporate Governance" in the Registrant's Proxy Statement dated April 3, 2001, to be filed on or about April 3, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the section entitled  "Share
Ownership" in the Registrant's Proxy Statement dated April 3, 2001, to be filed on or about April 3, 2001.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled
"Transactions With Management and Related Parties" under the section entitled "Executive Officers and Transactions with Management" in the Registrant's Proxy Statement dated April 3, 2001, to be filed on or about April 3, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

14(a)(1)  List of Financial Statements

Report of Independent Certified Public Accountants

Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

Consolidated Statements of Financial Condition for the years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Shareowners' Equity for each of the three years in the period ended December 31, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

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

2(b) Purchase and Assumption Agreement, dated as of August 26, 1998, by and between Capital City Bank and First Union National Bank, is incorporated herein by reference to Registrant's Form 8-K as filed with the Commission on December 21, 1998.

2(c) Agreement and Plan of Merger, dated as of February 11, 1999, by and among Capital City Bank Group, Inc., Grady Holding Company and First National Bank of Grady County is incorporated herein by reference to the Registrant's Form 8-K as filed with the Commission on March 26, 1999 (File No. 0-13358).

2(d) Agreement and Plan of Merger, dated as of September 25, 2000, by and between Capital City Bank Group, Inc. and First Bankshares of West Point, Inc., is filed herewith.

2(e) Purchase and Assumption Agreement, dated as of October 3, 2000, by and between Capital City Bank and First Union National Bank, is filed herewith.

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

10(d)  Capital City Bank Group, Inc. Amended and Restated 1996
Director Stock Purchase Plan is incorporated herein by reference to the Registrant's Form 10-K dated March 30, 2000 (File No. 0-13358).

10(e) Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan is incorporated herein by reference to the Registrant's Form S-3 filed on January 30, 1997 (File No. 333-20683).

21  A listing of Capital City Bank Group's subsidiaries is filed herewith.

23(a)  Consent of Independent Certified Public Accountants

14(b)  REPORTS ON FORM 8-K

Capital City Bank Group, Inc., filed no Form 8-K during the fourth quarter 2000.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 22, 2001, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.



/s/ William G. Smith, Jr.
------------------------------
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 22, 2001 by the following persons in the capacities indicated.



/s/ William G. Smith, Jr.
------------------------------
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)



/s/ J. Kimbrough Davis
------------------------------
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:



/s/ DuBose Ausley                        /s/ Lina S. Knox
------------------------------           -----------------------------
DuBose Ausley                            Lina S. Knox



/s/ Thomas A. Barron                     /s/ John R. Lewis
------------------------------           -----------------------------
Thomas A. Barron                         John R. Lewis



/s/ Cader B. Cox, III                    /s/ William G. Smith, Jr.
------------------------------           -----------------------------
Cader B. Cox, III                        William G. Smith, Jr.



/s/ John K. Humphress                    /s/ John B. Wight, Jr.
------------------------------           ------------------------------
John K. Humphress                        John B. Wight, Jr