Form 10-Q
period 2001-03-31
CAPITAL CITY BANK GROUP INC
filed 2001-05-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                       For the Quarter:
                        March 31, 2001
                        --------------

                Commission File Number  0-13358


                 CAPITAL CITY BANK GROUP, INC.
                 -----------------------------
    (Exact name of registrant as specified in its charter)



         Florida                                  59-2273542
         -------                                  ----------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)


      217 North Monroe Street, Tallahassee, Florida 32301
          ------------------------------------------
           (Address of principal executive offices)



      Registrant's telephone number, including area code:
                        (850) 671-0610
                        --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                        Yes[X]   No [ ]


At April 30, 2001, 10,749,093 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

                 CAPITAL CITY BANK GROUP, INC.

                    FORM 10-Q    I N D E X


ITEM      PART I. FINANCIAL INFORMATION                       PAGE NUMBER
----      -----------------------------                       -----------
1.        Consolidated Financial Statements                       3

2.        Management's Discussion and Analysis of
          Financial Condition and Results of Operations          11

3.        Qualitative and Quantitative Disclosure of
          Market Risk                                            18

ITEM      PART II. OTHER INFORMATION
----      --------------------------
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED MARCH 31
                (Dollars in Thousands, Except Per Share Amounts)

                                                    2001                    2000
                                                 (Unaudited)
(Unaudited)
                                                 -----------             -------
----
INTEREST INCOME
---------------
Interest and Fees on Loans                        $   24,672              $
21,119
Investment Securities:
  U. S. Treasury                                         128
248
  U. S. Government Agencies and Corporations           2,042
2,269
  States and Political Subdivisions                      883
1,081
  Other Securities                                       607
604
Funds Sold                                               804
389
                                                  ----------              ------
----
    Total Interest Income                             29,136
25,710
                                                  ----------              ------
----

INTEREST EXPENSE
----------------
Deposits                                              11,787
9,175
Short-Term Borrowings                                  1,111
784
Long-Term Debt                                           245
217
                                                  ----------              ------
----
    Total Interest Expense                            13,143
10,176
                                                  ----------              ------
----

Net Interest Income                                   15,993
15,534
Provision for Loan Losses                                822
610
                                                  ----------              ------
----
Net Interest Income After Provision
  for Loan Losses                                     15,171
14,924
                                                  ----------              ------
----

NONINTEREST INCOME
------------------
Service Charges on Deposit Accounts                    2,422
2,336
Data Processing                                          501
680
Income from Fiduciary Activities                         638
660
Securities Transactions                                    -
2
Mortgage Banking Revenues                                565
138
Other                                                  3,203
2,586
                                                  ----------              ------
----
    Total Noninterest Income                           7,329
6,402
                                                  ----------              ------
----

NONINTEREST EXPENSE
-------------------
Salaries and Associate Benefits                        8,434
7,555
Occupancy, Net                                         1,219
1,096
Furniture and Equipment                                1,498
1,392
Other                                                  4,689
4,309
                                                  ----------              ------
----
    Total Noninterest Expense                         15,840
14,352
                                                  ----------              ------
----

Income Before Income Taxes                             6,660
6,974
Income Taxes                                           2,311
2,361
                                                  ----------              ------
----
NET INCOME                                        $    4,349              $
4,613
                                                  ==========
==========

Basic Net Income Per Share                        $      .42              $
 .45
                                                  ==========
==========
Diluted Net Income Per Share                      $      .42              $
 .45
                                                  ==========
==========
Cash Dividends Per Share                          $    .1475              $
 .1325
                                                  ==========
==========
Average Shares Outstanding - Basic                10,296,732
10,195,261
                                                  ==========
==========
Average Shares Outstanding - Diluted              10,304,756
10,210,774
                                                  ==========
==========


                                        3

                          CAPITAL CITY BANK GROUP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                (Dollars In Thousands, Except Per Share Amounts)

                                                    March 31,
December 31,
                                                      2001                  2000
                                                   (Unaudited)
(Audited)
                                                   -----------           -------
-----
ASSETS
-----
Cash and Due From Banks                             $   73,499            $
73,367
Funds Sold                                             153,910
40,623
Investment Securities, Available-for-Sale              265,741
276,839

Loans, Net of Unearned Interest                      1,164,298
1,051,832
  Allowance for Loan Losses                            (11,780)
(10,564)
                                                    ----------            ------
----
    Loans, Net                                       1,152,518
1,041,268

Premises and Equipment, Net                             43,056
37,023
Intangibles                                             39,146
22,293
Other Assets                                            36,932
36,047
                                                    ----------            ------
----
    Total Assets                                    $1,764,802
$1,527,460
                                                    ==========
==========

LIABILITIES
---------
Deposits:
  Noninterest Bearing Deposits                      $  339,073            $
292,656
  Interest Bearing Deposits                          1,177,553
975,711
                                                    ----------            ------
----
    Total Deposits                                   1,516,626
1,268,367

Short-Term Borrowings                                   48,538
83,472
Long-Term Debt                                          14,018
11,707
Other Liabilities                                       17,636
16,307
                                                    ----------            ------
----
    Total Liabilities                                1,596,818
1,379,853

SHAREOWNERS' EQUITY
----------------
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                   -
-
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 10,749,090 issued and outstanding
  at March 31, 2001 and 10,108,454 issued and
  outstanding at December 31, 2000                         107
101
Additional Paid-In Capital                              22,520
7,369
Retained Earnings                                      144,421
141,659
Accumulated Other Comprehensive Income (Loss),
  Net of Tax                                               936
(1,522)
                                                    ----------            ------
----
    Total Shareowners' Equity                          167,984
147,607
                                                    ----------            ------
----
      Total Liabilities and Shareowners' Equity     $1,764,802
$1,527,460
                                                    ==========
==========





                          CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE PERIODS ENDED MARCH 31
                             (Dollars in Thousands)
                                                      2001                  2000
                                                   (Unaudited)
(Unaudited)
                                                   -----------           -------
----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                            $  4,349             $
4,613
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                              822
610
    Depreciation                                           961
983
    Net Securities Amortization                            274
363
    Amortization of Intangible Assets                      828
705
    Gain on Sale of Investment Securities                    -
(2)
    Non-Cash Compensation Expense                          738
157
    Net Increase in Other Assets                           588
(1,833)
    Net (Decrease) Increase in Other Liabilities          (568)
1,344
                                                      --------             -----
---
Net Cash Provided by Operating Activities                7,992
6,940
                                                      --------             -----
---

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale              63,588
19,237
Purchase of Investment Securities                         (449)
(492)
Net Increase in Loans                                  (21,144)
(35,900)
Purchase of Premises & Equipment                           (81)
(488)
Sales of Premises & Equipment                              330
6
Cash & Cash Equivalents from Acquisition                80,435
-
                                                      --------             -----
---
Net Cash Provided by (Used In) Investing Activities    122,679
(17,637)
                                                      --------             -----
---

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net Increase in Deposits                                44,369
48,814
Net (Decrease) Increase in Short-Term Borrowings       (59,934)
12,357
Borrowing of Long-Term Debt                              2,196
928
Repayment of Long-Term Debt                               (156)
(1,130)
Dividends Paid                                          (1,587)
(1,351)
Repurchase of Common Stock                              (2,183)
-
Issuance of Common Stock                                    43
30
                                                      --------             -----
---
Net Cash (Used In) Provided by Financing Activities    (17,252)
59,648
                                                      --------             -----
---
Net Increase in Cash and Cash Equivalents              113,419
48,951
Cash and Cash Equivalents at Beginning of Period       113,990
93,072
                                                      --------             -----
---
Cash and Cash Equivalents at End of Period            $227,409
$142,023
                                                      ========
========
Supplemental Disclosure:
  Interest Paid on Deposits                           $ 12,782             $
9,170
                                                      ========
========
  Interest Paid on Debt                               $  1,218             $
1,090
                                                      ========
========
  Transfer of Loans to ORE                            $    305             $
363
                                                      ========
========
  Income Taxes Paid                                   $    539             $
1,865
                                                      ========
========




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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, the results of operations, and cash flows for the three month periods ended March 31, 2001 and 2000.

The Company and its subsidiaries follow accounting principles generally accepted in the United States and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 2000 Annual Report and Form 10-K.

(2) INVESTMENT SECURITIES
    ---------------------

The carrying values and related market value of investment securities at March 31, 2001 and December 31, 2000 were as follows (dollars in thousands):


                                                March 31, 2001
                                 -------------------------------------------
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value
------------------                ---------  ----------  ----------  -------
U. S. Treasury                    $  8,011     $   57       $  -    $  8,068
U. S. Government Agencies
  and Corporations                  56,658        468          2      57,124
States and Political Subdivisions   82,762        781         17      83,526
Mortgage-Backed Securities          75,343        312        309      75,346
Other Securities                    41,489        212         24      41,677
                                  --------     ------       ----    --------
     Total                        $264,263     $1,830       $352    $265,741
                                  ========     ======       ====    ========

                                               December 31, 2000
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value
------------------                ---------  ----------  ----------  --------
U. S. Treasury                    $ 10,016     $  5       $    -    $ 10,021
U. S. Government Agencies
  and Corporations                  69,683       49          516      69,216
States and Political Subdivisions   85,744      192          695      85,241
Mortgage-Backed Securities          73,741      134        1,126      72,749
Other Securities                    40,058        7          453      39,612
                                  --------     ----       ------    --------
     Total                        $279,242     $387       $2,790    $276,839
                                  ========     ====       ======    ========

(3) LOANS
    -----

The composition of the Company's loan portfolio at March 31, 2001 and December 31, 2000 was as follows (dollars in thousands):

                                    March 31, 2001     December 31, 2000
                                    --------------     -----------------
Commercial, Financial
  and Agricultural                   $  119,457           $  108,340
Real Estate - Construction               83,556               84,133
Real Estate - Mortgage                  257,787              231,099
Real Estate - Residential               504,412              444,489
Consumer                                199,086              183,771
                                     ----------           ----------
   Loans, Net of Unearned Interest   $1,164,298           $1,051,832
                                     ==========           ==========

(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the three month period ended March 31, 2001 and 2000, was as follows (dollars in thousands):

                                                  March 31,
                                         --------------------------
                                          2001               2000
                                         -------            -------
Balance, Beginning of the Period         $10,564            $ 9,929
Acquired Reserves                          1,206                  -
Provision for Loan Losses                    822                610
Recoveries on Loans Previously
  Charged-Off                                252                184
Loans Charged-Off                         (1,064)              (497)
                                         -------            -------
Balance, End of Period                   $11,780            $10,226
                                         =======            =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):

                                                March 31,
                              ----------------------------------------------
                                      2001                     2000
                              ---------------------     --------------------
Impaired Loans:                           Valuation                Valuation
                              Balance     Allowance     Balance    Allowance
                              ---------------------     --------------------
With Related
  Valuation Allowance         $    -       $  -         $    -        $  -
Without Related
  Valuation Allowance            951          -          1,604           -
Average Recorded Investment
   for the Period                951          *          1,602           *

Interest Income:
     Recognized               $    4                    $    -
     Collected                $    4                    $    -

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis.
Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

                                        7

(5) DEPOSITS
    --------

The composition of the Company's interest bearing deposits at March 31, 2001 and December 31, 2000 were as follows (dollars in thousands):

                                     March 31, 2001    December 31, 2000
                                     --------------    -----------------

NOW Accounts                          $  219,282           $207,978
Money Market Accounts                    212,676            156,590
Savings Deposits                         114,594            104,035
Other Time Deposits                      631,001            507,108
                                      ----------           --------
  Total Interest Bearing Deposits     $1,177,553           $975,711
                                      ==========           ========

(6) ACCOUNTING PRONOUNCEMENTS
    -------------------------

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

(7) COMPREHENSIVE INCOME
    --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three month periods ended March 31, 2001 and 2000, as follows (dollars in thousands):

                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                      -----------------
                                                       2001       2000
                                                      ------     ------
Net Income                                            $4,349     $4,613
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
      Arising During the Period                        2,458       (844)
  Less: Reclassification Adjustments for
    Gains (Losses) Included in Net Income                  -          2
                                                      ------     ------

Total Unrealized Gains (Losses)
  On Securities, Net of Tax                            2,458       (842)
                                                      ------     ------

Total Comprehensive Income, Net of Tax                $6,807     $3,771
                                                      ======     ======

(8) ACQUISITIONS
    ------------

On March 9, 2001, the Company completed its purchase and assumption agreement with First Union National Bank ("First Union") and acquired six of First Union's offices which included real estate, loans and deposits. The transaction created approximately $11.5 million in intangible assets and is being amortized over 10 years. The Company purchased $18 million in loans and assumed deposits of $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. First National Bank of West Point is a $155 million financial institution with offices located in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with CCBG, and First National Bank of West Point merged with CCB. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. The transaction was accounted for as a purchase and resulted in approximately $5.5 million of intangibles, primarily goodwill. These intangible assets are being amortized over fifteen years.


(9) CONTINGENCIES
    -------------

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


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                            2001                          2000
1999
                         ----------  ----------------------------------------------
--------------------------------
                           First       Fourth      Third       Second      First
Fourth     Third      Second
                         ----------  ----------  ----------  ----------  ----------
---------- ---------- ----------
Summary of Operations:
  Interest Income       $   29,136  $   28,717  $   28,018  $   26,889  $   25,710
$   25,366 $   25,236 $   24,816
  Interest Expense          13,143      12,949      12,039      11,070      10,176
10,171     10,287     10,476
                        ----------  ----------  ----------  ----------  ----------
---------- ---------- ----------
  Net Interest Income       15,993      15,768      15,979      15,819      15,534
15,195     14,949     14,340
    Provision for
    Loan Loss                  822         825         735         950         610
510        610        580
  Net Interest Income
    After Provision
    for Loan Loss           15,171      14,943      15,244      14,869      14,924
14,685     14,339     13,760
  Noninterest Income         7,329       7,046       6,646       6,675       6,402
6,655      6,719      6,634
  Merger Expense                 -          12          (2)        751           -
10         74      1,277
  Noninterest Expense       15,840      14,847      14,684      14,503      14,352
14,463     14,522     15,040
                        ----------  ----------  ----------  ----------  ----------
---------- ---------- ----------
  Income Before
    Provision for
    Income Taxes             6,660       7,130       7,208       6,290       6,974
6,867      6,462      4,077
  Provision for
    Income Taxes             2,311       2,478       2,487       2,123       2,361
2,548      2,089      1,182
                        ----------  ----------  ----------  ----------  ----------
---------- ---------- ----------
  Net Income            $    4,349  $    4,652  $    4,721  $    4,167  $    4,613
$    4,319 $    4,373 $    2,895
                        ==========  ==========  ==========  ==========  ==========
========== ========== ===========
  Net Interest
    Income (FTE)        $   16,440  $   16,134  $   16,364  $   16,217  $   15,962
$   15,521 $   15,435 $   14,822

Per Common Share:
  Net Income Basic      $      .42  $      .46  $      .46  $      .41  $      .45
$      .42 $      .43 $      .28
  Net Income Diluted           .42         .46         .46         .41         .45
 .42        .43        .28
  Dividends Declared         .1475       .1475       .1325       .1325       .1325
 .1325        .12        .12
  Book Value                 15.62       14.56       14.08       13.51       13.20
12.96      12.78      12.56
  Market Price:
    High                     26.13       26.75       20.50       20.50       23.00
25.00      30.00      25.00
    Low                      23.13       18.88       18.75       18.00       15.00
20.19      21.00      20.25
    Close                    25.19       24.81       19.56       19.50       19.63
21.50      22.75      25.00

Selected Average
Balances:
  Loans                 $1,082,960  $1,053,675  $1,025,943  $  989,695  $  938,351
$  915,194 $  892,161 $  878,976
  Earning Assets         1,416,968   1,359,345   1,318,698   1,303,633   1,277,894
1,280,746  1,297,481  1,304,093
  Total Assets           1,570,673   1,503,811   1,465,455   1,454,098   1,430,620
1,446,815  1,446,505  1,452,215
  Total Deposits         1,301,194   1,223,642   1,203,254   1,202,770   1,198,608
1,235,002  1,234,360  1,247,452
  Total Shareowners'
    Equity                 155,393     146,161     141,847     137,014     133,836
131,932    130,134    131,234
  Common Equivalent
    Shares:
      Basic                 10,297      10,162      10,192      10,196      10,195
10,179     10,179     10,172
      Diluted               10,305      10,186      10,208      10,211      10,211
10,201     10,195     10,187
Ratios:
  ROA                        1.12%       1.23%       1.28%       1.15%       1.30%
1.18%      1.20%       .80%
  ROE                       11.35%      12.66%      13.24%      12.23%      13.86%
12.99%     13.33%      8.85%
  Net Interest
    Margin (FTE)             4.69%       4.73%       4.94%       5.00%       5.02%
4.82%      4.73%      4.56%
  Efficiency Ratio          63.16%      61.03%      60.64%      60.30%      60.91%
60.67%     62.30%     66.70%



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

The Financial Review is divided into three subsections entitled "Earnings Analysis", "Financial Condition", and "Liquidity and Capital Resources". Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2001 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." Capital City Bank is referred to as "CCB" and First National Bank of Grady County is referred to as "FNBGC", or collectively as the "Banks".

On March 9, 2001, the Company completed its purchase and assumption agreement with First Union National Bank ("First Union") and acquired six of First Union's offices which included real estate, loans and deposits. The transaction created approximately $11.5 million in intangible assets and is being amortized over 10 years. The Company purchased $18 million in loans and assumed deposits of $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. First National Bank of West Point is a $155 million financial institution with offices located in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with CCBG, and First National Bank of West Point merged with CCB. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. The transaction was accounted for as a purchase and resulted in approximately $5.5 million of intangibles, primarily goodwill. These intangible assets are being amortized over fifteen years.

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of intangible amortization, were $4.3 million, or $.42 per diluted share, for the first quarter of 2001. This compares to $4.6 million, or $.45 per diluted share for the first quarter of 2000. Amortization of intangible assets, net of taxes, totaled $566,000 and $479,000, or $.06 per diluted share and $.05 per diluted share, respectively, for the first quarter in 2001 and 2000. The Company experienced an increase in noninterest expense, attributable to continued geographic expansion and ongoing operating costs. This increase was the most significant factor contributing to the decline in net income.

                                  For The Three Months Ended March 31,
                                  ------------------------------------
(Dollars in Thousands)                 2001                 2000
----------------------               -------              -------
Interest Income                      $29,136              $25,710
Taxable Equivalent Adjustment(1)         447                  428
                                     -------              -------
Interest Income (FTE)                 29,583               26,138
Interest Expense                      13,143               10,176
                                     -------              -------
Net Interest Income (FTE)             16,440               15,962
Provision for Loan Losses                822                  610
Taxable Equivalent Adjustment            346                  428
                                     -------              -------
Net Int. Inc. After Provision         15,171               14,924
Noninterest Income                     7,329                6,402
Merger Expense                             -                    -
Noninterest Expense                   15,840               14,352
                                     -------              -------
Income Before Income Taxes             6,660                6,974
Income Taxes                           2,311                2,361
                                     -------              -------
Net Income                           $ 4,349              $ 4,613
                                     =======              =======

Percent Change                        (5.72)%              25.86%

Return on Average Assets(2)            1.12%                1.30%

Return on Average Equity(2)           11.35%               13.86%

(1) Computed using a statutory tax rate of 35%
(2) Annualized

Net Interest Income
-------------------

First quarter taxable equivalent net interest income increased $377,000, or 2.4%, over the comparable period for 2000. This increase is attributable to higher loan volume and yields. Table I on page 17 provides a comparative analysis of the Company's average balances and interest rates.

Taxable equivalent interest income increased $3.3 million, or 12.8%, due to growth in the loan portfolio and higher yields. Average loans, which represent the Company's highest yielding asset, increased $144.6 million, or 15.4%, and represented 76.4% of total earning assets in the first quarter of 2001 versus 73.4% for the comparable quarter in 2000. Interest on funds sold increased $415,000, or 106.7%, reflecting higher liquidity levels attributable to the recent Georgia acquisitions. Partially offsetting these increases was a decline in income from investment securities as maturities were used to fund the Company's loan growth. The loan growth and favorable shift in mix of earning assets contributed to an increase of 23 basis points in the yield on earning assets which improved from 8.22% in the first quarter of 2000 to 8.45% in 2001.

Interest expense increased $3.0 million, or 29.2%, due to an increase in average deposits and higher rates paid on interest bearing liabilities. The recent Georgia acquisitions added approximately $217 million in deposits. Rising interest rates during 2000 and competitive pressures contributed to a 70 basis point increase in the average rate paid on interest bearing liabilities. The Company continues to experience competition for deposits in terms of both rate and product. Based on averages, certificates as a percent of average deposits increased from 41.5% in the first quarter of 2000 to 42.2% in the first quarter of 2001.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.18% in the first quarter of 2000 to 3.71% in the comparable quarter for 2001 due to higher rates paid on interest bearing liabilities. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.02% in the first quarter of 2000 versus 4.69% in the first quarter of 2001. The decline in the margin reflects the higher cost of funds partially offset by increased yields on earning assets.

Provisions for Loan Losses
--------------------------

The provision for loan losses for the three months ended March 31, 2001, was $822,000 versus $610,000 for the first quarter of 2000. While still at historically low levels, the Company did experience slight deterioration in credit quality. Net charge-offs increased over the comparable period in 2000, but declined relative to the fourth quarter of 2000. Nonperforming loans increased $849,000, or 28.9%, during the first quarter. The Company's nonperforming asset ratio increased slightly from
 .37% at year-end to .42%. As compared to year-end, the reserve for loan losses increased to $11.8 million and represented
1.01% of total loans versus 1.00%.

For a discussion of the Company's nonperforming assets, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the allowance for loan losses as of March 31, 2001, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.

                                                  Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                2001               2000
                                              --------           --------
Net Charge-Offs                               $811,766           $312,875

Net Charge-Offs (Annualized) as a Percent
  of Average Loans Outstanding, Net of
  Unearned Interest                               .30%               .13%

Noninterest Income
------------------

Noninterest income increased $928,000, or 14.5%, over the first quarter of 2000, which included increases in service charges on deposit accounts, mortgage banking revenues and other income items discussed below.

Service charges on deposit accounts increased $86,000, or 3.7%. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts and the level of activity subject to service charges. The increase in the first quarter of 2001, compared to the comparable quarter in 2000, reflects an increase in number of accounts partially attributable to the Georgia acquisitions.

Data processing revenues decreased $179,000, or 26.3%, over the first quarter of 2000. The decrease primarily reflects a reduction in the number of processing clients.

Income from fiduciary activities decreased $22,000, or 3.4%, over the comparable quarter in 2000. Assets generated through new production were partially offset by declining stock market values. At March 31, 2001, assets under management totaled $327.3 million compared to $323.3 million at March 31, 2000.

Mortgage banking revenues increased $427,000, or 308.8%, over the comparable quarter in 2000. The increase was due to the lower interest rate environment, resulting in fixed rate loans being originated and sold in the secondary market.

Other income increased $618,000, or 23.9%, over the comparable quarter of 2000. The increase is partially attributable to the gain on the sale of bank owned properties of $157,000, credit card merchant fees of $105,000 and merchant and ATM interchange fees of $134,000.

Noninterest income as a percent of average assets was 1.89% for the first quarter of 2001 versus 1.66% for the comparable quarter in 2000.

Noninterest Expense
-------------------

Noninterest expense in the first quarter of 2001 increased $1.5 million, or 10.4%, over the first quarter of 2000, spread across all expense categories.

Compensation expense increased $878,000, or 11.63%, over the first quarter of 2000 reflecting the addition of associates through the Georgia acquisitions, annual raises, and increased pension and insurance costs for associates.

Occupancy expense, including premises, furniture, fixtures and equipment increased $229,000, or 9.2%, over the first quarter of 2000. The increase was partially due to the addition of nine offices acquired with the Georgia acquisitions. Office leases, maintenance/repairs and other FF&E increased $55,000, $128,000 and $43,000, respectively.

Other noninterest expense increased $380,000, or 8.8%. The increase is attributable to higher intangible amortization resulting from acquisitions of $123,000, credit card and ATM interchange costs of $83,000, legal costs of $102,000 and advertising of $72,000.

Net noninterest expense (noninterest income minus noninterest expense, net of intangible amortization) as a percent of average assets was 1.98% in the first quarter of 2001 compared to 2.04% in 2000. The Company's efficiency ratio (noninterest expense, net of intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 63.43% in the first quarter 2001 compared to 60.16% for the comparable quarter in 2000. The increase in the efficiency ratio is attributable to higher operating costs.

Income Taxes
------------

The provision for income taxes decreased $49,000, or 2.1%, over the first quarter of 2000 reflecting lower taxable income. The Company's effective tax rate for the first quarter of 2001 was 34.7% compared to 33.9% for the same quarter in 2000. The increase in the effective tax rate is attributable to a reduction in nontaxable municipal interest.

FINANCIAL CONDITION

The Company's average assets were $1.6 billion in the first quarter of 2001 and $1.4 billion for the comparable period in 2000. Average earning assets were $1.4 billion for the three months ended March 31, 2001, compared to $1.3 billion for the first quarter of 2000. The change in the mix of earning assets reflects the recent Georgia acquisitions and continued loan generation, partially offset by a decline in investment securities. Table I on page 17 presents average balances for the three months ended March 31, 2001 and 2000.

Average loans increased $144.6 million, or 15.4%, over the comparable period in 2000. Price and product competition remain strong. With the recent rate decline, there is an increased demand for fixed-rate, longer term financing. Loan growth has occurred in all categories, with the most significant increase in real estate. Loans as a percent of average earning assets increased to 76.4% for the first quarter of 2001, compared to 73.4% for the first quarter of 2000.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2001, the average investment portfolio decreased $38.9 million, or 12.5%, from the first quarter of 2000. The decrease in the investment portfolio was used to fund the growth in loans. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 2001, shareowners' equity included a net unrealized gain of $936,000 million compared to a loss of $1.5 million at December 31, 2000. The increase in value reflects a decrease in interest rates during the first quarter.

At March 31, 2001, the Company's nonperforming loans were $3.8 million versus $2.9 million at year-end 2000. As a percent of nonperforming loans, the allowance for loan losses represented 311% at March 31, 2001 versus 360% at December 31, 2000 and 563% at March 31, 2000. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.1 million at March 31, 2001 and 2000, versus $971,000 at December 31, 2000.
The ratio of nonperforming assets as a percent of loans plus other real estate was .42% at March 31, 2001 compared to .37% at December 31, 2000 and .30% at March 31, 2000.

Average deposits increased 8.6% from $1.2 billion in the first quarter of 2000, to $1.3 billion in the first quarter of 2001. The increase in deposits is partially attributable to the Georgia acquisitions. Excluding acquisitions, existing markets realized growth primarily in certificates of deposit and noninterest bearing demand accounts. The Company is continuing to experience a notable increase in competition for deposits, in terms of both rate and product.

The ratio of average noninterest bearing deposits to total deposits was 21.1% for the first quarter of 2001 compared to 22.3% for the first quarter of 2000. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 79.3%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase funds through established lines of credit with correspondent banks and the Federal Home Loan Bank. Additionally, the parent company maintains a $25.0 million revolving line of credit. As of March 31, 2001, there was $2.3 million outstanding under this facility. During the first quarter of 2001, the Company did not make a principal reduction on the line of credit.

The Company's equity capital was $168.0 million as of March 31, 2001 compared to $147.6 million as of December 31, 2000. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 7.25% at March 31, 2001 compared to 8.30% at December 31, 2000. The lower ratio reflects the recent Georgia acquisitions. Further, the Company's risk-adjusted capital ratio of 11.58% at March 31, 2001, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its subsidiary banks. At March 31, 2001, these regulations and covenants did not impair the Company's (or its subsidiaries') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2001, shareowners' equity increased $20.4 million, or 56.0%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $4.3 million, issuance of common stock of $15.2 million and a change in the net unrealized gain
(loss) on available-for-sale securities from a loss of $1.5 million to a gain of $900,000. Equity was reduced by dividends paid during the first quarter of $1.6 million, or $.1475 per share.

At March 31, 2001, the Company's common stock had a book value of $15.62 per diluted share compared to $14.56 at December 31, 2000. On March 30, 2000, the Board of Directors authorized management to repurchase up to 500,000 shares of the Company's outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. To date, the Company has acquired 210,134 shares.

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


TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
For Three Months Ended March 31                    2001
2000
                                      -----------------------------          ---
--------------------------
                                        Average             Average
Average             Average
                                        Balance   Interest    Rate
Balance   Interest    Rate
                                      ---------   --------  -------          ---
------   --------  -------
ASSETS
------
Loans, Net of Unearned Interest(1)(2) $1,082,960   $24,733    9.26%          $
938,351   $21,161    9.07%
Taxable Investment Securities            189,530     2,777    5.94%
213,136     3,121    5.89%
Tax-Exempt Investment Securities(2)       83,701     1,269    6.06%
99,000     1,467    5.93%
Funds Sold                                60,777       804    5.30%
27,407       389    5.71%
                                      ----------   -------    ----           ---
-------   -------    ----
   Total Earning Assets                1,416,968    29,583    8.45%
1,277,894    26,138    8.22%
Cash & Due From Banks                     64,724
65,326
Allowance for Loan Losses                (11,080)
(10,085)
Other Assets                             100,061
97,485
                                      ----------                             ---
-------
      TOTAL ASSETS                    $1,570,673
$1,430,620
                                      ==========
===========
LIABILITIES
-----------
NOW Accounts                          $  203,842   $ 1,400    2.79%          $
167,862   $   948    2.27%
Money Market Accounts                    169,221     1,706    4.09%
162,129     1,592    3.95%
Savings Accounts                         105,895       612    2.34%
103,817       536    2.07%
Other Time Deposits                      548,757     8,069    5.96%
497,296     6,099    4.93%
                                      ----------   -------    ----           ---
-------   -------    ----
   Total Interest Bearing Deposits     1,027,715    11,787    4.65%
931,104     9,175    3.96%
Short-Term Borrowings                     78,981     1,111    5.70%
67,502       784    4.67%
Long-Term Debt                            17,013       245    5.83%
14,169       217    6.16%
                                      ----------   -------    ----           ---
-------   -------    ----
   Total Int. Bearing Liabilities      1,123,709    13,143    4.74%
1,012,775    10,176    4.04%
Noninterest Bearing Deposits             273,479
267,504
Other Liabilities                         18,092
16,505
                                      ----------                             ---
-------
     TOTAL LIABILITIES                 1,415,280
1,296,784

SHAREOWNERS' EQUITY
Common Stock                                 103
102
Surplus                                   12,010
9,316
Other Comprehensive Income                  (566)
(6,935)
Retained Earnings                        143,846
131,353
                                      ----------                             ---
-------
     TOTAL SHAREOWNERS' EQUITY           155,393
133,836
                                      ----------                             ---
-------
     TOTAL LIABILITIES & EQUITY       $1,570,673
$1,430,620
                                      ==========
==========

Net Interest Rate Spread                                      3.71%
4.18%
                                                              ====
====
Net Interest Income                                $16,440
$15,962
                                                   =======
=======
Net Interest Margin                                           4.69%
5.02%
                                                              ====
====
(1)  Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately
     $0.9 million and $1.0 million, for the three months ended March 31, 2001 and 2000, respectively.
  (2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.




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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 18. This table presents the Company's consolidated interest rate sensitivity position as of March 31, 2001, based upon certain assumptions as set-forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS
(Dollars in Thousands)
Other Than Trading Portfolio                       March 31, 2001
----------------------------  ---------------------------------------------------
---                             Fair
                               Year 1     Year 2     Year 3      Year 4      Year
5      Beyond      Total       Value
                              --------   --------   --------    --------    -----
---    --------  ----------  ----------
Loans
  Fixed Rate                $   93,583   $ 62,182   $ 52,255    $ 48,660    $
44,414    $ 98,237  $  399,331  $  365,420
    Average Interest Rate        9.07%      9.47%      8.97%       9.02%
9.54%       8.05%       9.05%
  Floating Rate(2)             426,295     53,096     62,512      50,014
89,007      84,043     764,967     828,763
    Average Interest Rate        9.27%      8.54%      8.36%       8.25%
8.10%       7.60%       8.76%
Investment Securities(3)
  Fixed Rate                    61,410     48,639     30,323      14,302
21,912      76,936     253,522     253,522
    Average Interest Rate        5.92%      5.59%      5.36%       5.40%
5.84%       5.71%       5.71%
  Floating Rate                      -          -      4,289       7,427
-         503      12,219      12,219
    Average Interest Rate            -          -      6.35%       6.73%
-       6.05%       6.57%
Other Earning Assets
  Fixed Rates                        -          -          -           -
-           -           -           -
    Average Interest Rates           -          -          -           -
-           -           -
  Floating Rates               153,910          -          -           -
-           -     153,910     153,910
    Average Interest Rates       5.21%          -          -           -
-           -       5.21%
Total Financial Assets      $  735,198   $163,917   $149,379    $120,403
$155,333    $259,719  $1,583,949  $1,613,834
    Average Interest Rates       8.12%      8.02%      7.91%       8.13%
8.19%       7.21%       7.98%

Deposits(4)
  Fixed Rate Deposits       $  534,362   $ 70,617   $ 18,249    $  5,509    $
2,084    $    180  $  631,001  $  638,227
    Average Interest Rates       5.60%      5.82%      5.33%       5.52%
5.27%       6.56%       5.62%
  Floating Rate Deposits       546,552          -          -           -
-           -     546,552     546,552
    Average Interest Rates       3.36%          -          -           -
-           -       3.36%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                1,108        842        857         870
863       7,203      11,743      11,743
    Average Interest Rate        6.22%      6.09%      6.08%       6.08%
6.09%       6.04%       6.07%
  Floating Rate Debt            50,813          -          -           -
-           -      50,813      50,813
    Average Interest Rate        5.51%          -          -           -
-           -       5.51%
Total Financial Liabilities $1,132,835   $ 71,459   $ 19,106    $  6,379    $
2,947    $  7,383  $1,240,109  $1,247,335
    Average interest Rate        4.52%      5.82%      5.36%       5.60%
5.51%       6.05%       4.62%

(1)  Based upon expected cashflows, unless otherwise indicated.
(2)  Based upon a combination of expected maturities and repricing opportunities.
(3) Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
(4) Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in Year 1. Other time deposit balances are classified according to maturity.


                                       19

PART II.  OTHER INFORMATION

ITEMS 1-4.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

Capital City Bank Group, Inc., filed no Form 8-K during the first quarter 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)




/s/ J. Kimbrough Davis
---------------------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  May 14, 2001