Form 10-Q
period 2001-06-30
CAPITAL CITY BANK GROUP INC
filed 2001-08-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                       For the Quarter:
                         June 30, 2001
                         -------------


                Commission File Number  0-13358
                                        -------

                 CAPITAL CITY BANK GROUP, INC.
                 -----------------------------
    (Exact name of registrant as specified in its charter)



     Florida                                    59-2273542
     -------                                    ----------
   (State or other jurisdiction of          (I.R.S. Employer
                      Identification No.)
          incorporation or organization)


     217 North Monroe Street, Tallahassee, Florida  32301
     ----------------------------------------------------
     (Address of principal executive offices)  (Zip Code)



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

                        Yes [X]  No [ ]


At July 31, 2001, 10,685,028 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

                 CAPITAL CITY BANK GROUP, INC.

                        FORM 10-Q INDEX

ITEM         PART I. FINANCIAL INFORMATION
PAGE NUMBER
----         -----------------------------                  ---
--------

1.           Consolidated Financial Statements
3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations
12

3.           Quantitative and Qualitative Disclosure for
             Market Risk
20

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

Signatures
23

PART I.  FINANCIAL INFORMATION
ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS


                          CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS ENDED JUNE 30
                                   (UNAUDITED)
                (Dollars in Thousands, Except Per Share Amounts)


                                     THREE MONTHS ENDED JUNE 30  SIX MONTHS
ENDED JUNE 30
                                     --------------------------  ---------------
---------
                                          2001        2000          2001
2000
                                         -------     -------       -------     -
------
INTEREST INCOME
---------------
Interest and Fees on Loans               $26,418     $22,585       $51,090
$43,704
Investment Securities:
   U. S. Treasury                            115         161           242
409
   U. S. Government Agencies/Corp.         1,731       2,193         3,772
4,461
   States and Political Subdivisions         847       1,016         1,729
2,097
   Other Securities                          587         592         1,196
1,196
Funds Sold                                 1,181         342         1,986
732
                                         -------     -------       -------     -
------
       Total Interest Income              30,879      26,889        60,015
52,599

INTEREST EXPENSE
----------------
Deposits                                  12,712       9,647        24,499
18,822
Short-Term Borrowings                        495       1,205         1,606
1,989
Long-Term Debt                               189         218           434
435
                                         -------     -------       -------     -
------
       Total Interest Expense             13,396      11,070        26,539
21,246
                                         -------     -------       -------     -
------

Net Interest Income                       17,483      15,819        33,476
31,353
Provision for Loan Losses                  1,007         950         1,829
1,560
                                         -------     -------       -------     -
------
Net Interest Income After Provision
  for Loan Losses                         16,476      14,869        31,647
29,793
                                         -------     -------       -------     -
------

NONINTEREST INCOME
-------------------
Service Charges on Deposit Accounts        2,656       2,314         5,079
4,650
Data Processing                              586         650         1,087
1,330
Income from Fiduciary Activities             717         600         1,354
1,260
Securities Transactions                        2           -             3
2
Mortgage Banking Revenues                  1,010         318         1,575
456
Other                                      3,286       2,793         6,488
5,379
                                         -------     -------       -------     -
------
       Total Noninterest Income            8,257       6,675        15,586
13,077
                                         -------     -------       -------     -
------

NONINTEREST EXPENSE
-------------------
Salaries and Associate Benefits            9,131       7,485        17,565
15,040
Occupancy, Net                             1,410       1,113         2,630
2,209
Furniture and Equipment                    1,733       1,479         3,231
2,871
Merger Expense                                 -         751             -
751
Other                                      5,857       4,426        10,545
8,735
                                         -------     -------       -------     -
------
       Total Noninterest Expense          18,131      15,254        33,971
29,606
                                         -------     -------       -------     -
------

Income Before Income Taxes                 6,602       6,290        13,262
13,264
Income Taxes                               2,322       2,123         4,633
4,484
                                         -------     -------       -------     -
------

NET INCOME                               $ 4,280     $ 4,167       $ 8,629     $
8,780
                                         =======     =======       =======
=======
Basic Net Income Per Share               $   .40     $   .41       $   .83     $
 .86
                                         =======     =======       =======
=======
Diluted Net Income Per Share             $   .40     $   .41       $   .83     $
 .86
                                         =======     =======       =======
=======
Cash Dividends Per Share                 $ .1475     $ .1325       $ .2950     $
 .2650
                                         =======     =======       =======
=======
Basic Average Shares Outstanding      10,713,034  10,195,637    10,506,033
10,195,449
                                      ==========  ==========    ==========
==========
Diluted Average Shares Outstanding    10,721,058  10,211,150    10,514,057
10,210,980
                                      ==========  ==========    ==========
==========


                          CAPITAL CITY BANK GROUP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    (Dollars In Thousands, Except Share Data)

                                                     June  30,          December
31,
                                                      2001              2000
                                                      (Unaudited)
(Audited)
                                                      -----------        -------
----
ASSETS
------
Cash and Due From Banks                               $   78,883         $
73,367
Funds Sold                                               123,916
40,623
Investment Securities, Available-for-Sale                247,739
276,839

Loans, Net of Unearned Interest                        1,210,141
1,051,832
  Allowance for Loan Losses                              (11,978)
(10,564)
                                                      ----------         -------
---
    Loans, Net                                         1,198,163
1,041,268

Premises and Equipment                                    44,751
37,023
Intangibles                                               38,076
22,293
Other Assets                                              36,611
36,047
                                                      ----------         -------
---
      Total Assets                                    $1,768,139
$1,527,460
                                                      ==========
==========

LIABILITIES
-----------
Deposits:
  Noninterest Bearing Deposits                        $  331,431         $
292,656
  Interest Bearing Deposits                            1,181,050
975,711
                                                      ----------         -------
---
      Total Deposits                                   1,512,481
1,268,367

Short-Term Borrowings                                     50,590
83,472
Long-Term Debt                                            16,826
11,707
Other Liabilities                                         18,512
16,307
                                                      ----------         -------
---
      Total Liabilities                                1,598,409
1,379,853

SHAREOWNERS' EQUITY
-------------------
Preferred Stock, $.01 par value, 3,000,000
  shares authorized, no shares outstanding                     -
-
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,685,025 shares outstanding
  at June 30, 2001 and 10,108,454 outstanding at
  December 31, 2000                                          107
101
Additional Paid-In Capital                                21,121
7,369
Retained Earnings                                        147,122
141,659
Accumulated Other Comprehensive Income (Loss),
  Net of Tax                                               1,380
(1,522)
                                                      ----------         -------
---
      Total Shareowners' Equity                          169,730
147,607
                                                      ----------         -------
---

Total Liabilities and Shareowners' Equity             $1,768,139
$1,527,460
                                                      ==========
==========

                                        4


                          CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED JUNE 30
                             (Dollars in Thousands)

                                                          2001           2000
                                                      (Unaudited)
(Unaudited)
                                                      ----------      ----------
-
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                             $  8,629        $  8,779
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                             1,829           1,560
    Depreciation                                          2,047           2,021
    Net Securities Amortization                             589             700
    Amortization of Intangible Assets                     1,912           1,404
    Gains on Sales of Investment Securities                  (2)             (2)
    Non-Cash Compensation Expense                           763              50
    Net Decrease (Increase) in Other Assets                 653          (1,434)
    Net Increase in Other Liabilities                       307             243
                                                       --------        --------
    Net Cash Provided by Operating Activities            16,727          13,321
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale               84,012          31,666
Purchase of Investment Securities                        (2,482)           (492)
Net Increase in Loans                                   (67,796)       (104,947)
Purchase of Premises & Equipment                         (2,988)         (1,024)
Sales of Premises & Equipment                               455               4
Cash & Cash Equivalents from Acquisition                 80,420               -
                                                       --------        --------
Net Cash Provided By (Used In) Investing Activities      91,621         (74,793)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net Increase in Deposits                                 40,225          30,492
Net (Decrease) Increase in Short-Term Borrowings        (57,882)         14,681
Borrowing of Long-Term Debt                               5,196             928
Repayment of Long-Term Debt                                (348)         (1,328)
Dividends Paid                                           (3,166)         (2,702)
Repurchase of Common Stock                               (3,761)              -
Issuance of Common Stock                                    197              29
                                                       --------        --------
Net Cash (Used In) Provided by Financing Activities     (19,539)         42,100
                                                       --------        --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                       88,809         (19,372)
Cash and Cash Equivalents at Beginning of Period        113,990          93,072
                                                       --------        --------
Cash and Cash Equivalents at End of Period             $202,799        $ 73,700
                                                       ========        ========

Supplemental Disclosure:
  Interest Paid on Deposits                            $ 25,542        $ 18,943
                                                       ========        ========
  Interest Paid on Debt                                $  1,872        $  2,460
                                                       ========        ========
  Transfer of Loans to ORE                             $    968        $    689
                                                       ========        ========
  Income Taxes Paid                                    $  6,018        $  7,489
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000.

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

(2)  INVESTMENT SECURITIES
     ---------------------

The carrying value and related market value of investment securities at June 30,
2001 and December 31, 2000 were as follows (dollars in thousands):
                                                June 30, 2001
                                -------------------------------------------
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses      Value
------------------              ---------  ----------  ----------  --------
U. S. Treasury                  $  8,006     $   52       $  -     $  8,058
U. S. Government Agencies
  and Corporations                46,637        675          -       47,312
States and Political
  Subdivisions                    77,784        836         24       78,596
Mortgage-Backed Securities        73,138        538        335       73,341
Other Securities                  39,996        453         17       40,432
                                --------     ------       ----     --------
     Total                      $245,561     $2,554       $376     $247,739
                                ========     ======       ====     ========


                                             December 31, 2000
                               --------------------------------------------
                                Amortized  Unrealized  Unrealized   Market
Available-For-Sale                Cost       Gains       Losses      Value
-------------------             ----------  ----------  ---------  --------

U. S. Treasury                  $ 10,016      $  5       $    -     $ 10,021
U. S. Government Agencies
  and Corporations                69,683        49          516       69,216
States and Political
  Subdivisions                    85,744       192          695       85,241
Mortgage-Backed Securities        73,741       134        1,126       72,749
Other Securities                  40,058         7          453       39,612
                                --------      ----       ------     --------
     Total                      $279,242      $387       $2,790     $276,839
                                ========      ====       ======     ========

(3)  LOANS
     -----

The composition of the Company's loan portfolio at June 30, 2001 and December
31, 2000 was as follows (dollars in thousands):
                                    June 30, 2001     December 31, 2000
                                    -------------     -----------------
Commercial, Financial
  and Agricultural                   $  129,181          $  108,340
Real Estate-Construction                 78,707              84,133
Real Estate-Mortgage                    266,553             231,099
Real Estate-Residential                 522,869             444,489
Consumer                                212,831             183,771
                                     ----------          ----------
   Loans, Net of Unearned Interest   $1,210,141          $1,051,832
                                       ==========           ===========

(4)  ALLOWANCE FOR LOAN LOSSES
     -------------------------

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 2001 and 2000, is as follows (dollars in thousands):
                                            June 30,
                                     ----------------------
                                       2001          2000
                                     -------       --------
Balance, Beginning of the Period     $10,564       $ 9,929
Acquired Reserves                      1,206             -
Provision for Loan Losses              1,829         1,560
Recoveries on Loans Previously
  Charged-Off                            435           329
Loans Charged-Off                      2,056         1,340
                                     -------       -------
Balance, End of Period               $11,978       $10,478
                                     =======       =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114.  Selected information pertaining to impaired loans is depicted in the table below (dollars
in thousands):
                                                          June 30,
                                      ------------------------------------------
------
                                             2001                       2000
                                      --------------------       ---------------
------
Impaired Loans:                                  Valuation
Valuation
                                      Balance    Allowance       Balance
Allowance
                                      --------------------       ---------------
------
With Related Credit Allowance         $    -       $  -          $     -       $
-
Without Related Credit Allowance       1,081          -            2,052
-
Average Recorded Investment
   for the Period                      1,081          *            2,176
*

Interest Income:
     Recognized                       $    6                      $   63
     Collected                        $    6                      $   33

* Not Applicable

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows on impaired loans is recognized through the allowance for loan losses.

(5)  DEPOSITS
     --------

The composition of the Company's interest bearing deposits at June 30, 2001 and
December 31, 2000 was as follows (dollars in thousands):
                                     June 30, 2001    December 31, 2000
                                     -------------    -----------------
NOW Accounts                          $  228,301          $207,978
Money Market Accounts                    206,641           156,590
Savings Deposits                         112,611           104,035
Other Time Deposits                      633,497           507,108
                                      ----------          --------
  Total Interest Bearing Deposits     $1,181,050          $975,711
                                      ==========          ========

(6)  ACCOUNTING PRONOUNCEMENTS
     -------------------------
In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 expresses the SEC staff's views on the development, documentation and application of a systematic methodology in determining a GAAP allowance for loan losses. The SAB stresses that the methodology for computing the allowance be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's ("FFIEC"), "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions", which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institutions.
The adoption of this bulletin did not have a material impact on reported results of operations of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles", which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company anticipates the adoption of this standard to impact 2002 earnings by approximately $.06 to $.09 per diluted share.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The adoption of this standard did not have a material impact on the reported results of operations of the Company.

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

(7)  COMPREHENSIVE INCOME
     --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three and six month periods ended June 30, 2001 and 2000, was as follows (dollars in thousands):

                                          THREE MONTHS ENDED JUNE 30    SIX
MONTHS ENDED JUNE 30
                                          --------------------------    --------
----------------
                                               2001       2000
2001       2000
                                              ------     ------            -----
--     ------
Net Income                                    $4,280     $4,166            $
8,629     $8,779
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized Gains (Losses) on Securities
    During the Period                            444        415
2,902       (429)
  Less: Reclassification Adjustments for
  Gains Included in Net Income                     2          -
2          2
                                              ------     ------            -----
--     ------

Total Unrealized Gains (Losses)
  On Securities                                  446        415
2,904       (427)
                                              ------     ------            -----
--     ------
Other Comprehensive Income, Net of Tax        $4,726     $4,581
$11,533     $8,352
                                              ======     ======
=======     ======

(8) ACQUISITIONS
    ------------

On March 9, 2001, the Company completed its purchase and assumption agreement with First Union National Bank ("First Union") and acquired six of First Union's offices which included real estate, loans and deposits. The transaction created approximately $11.5 million in intangible assets and is being amortized over 10 years. The Company purchased $18 million in loans and assumed deposits of $104 million.

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

(9) CONTINGENCIES
    -------------

As part of its card processing services operation, the Bank has relationships with several Independent Sales Organizations ("ISOs"). A small number of one ISO's merchants have generated large amounts of charge-backs, and have not reimbursed the ISO for this charge-back activity. Should these charge-backs exceed the financial capacity of the ISO, the Bank could face related exposure. In addition, the ISO and certain merchants may have disputes about reserves placed with the ISO. The Bank is currently involved in a workout strategy with the ISO related to charge-back issues, which Management believes substantially mitigates the Bank's potential exposure. The issues are still evolving and Management cannot reasonably estimate potential exposure for losses, if any, at this time. Management does not believe the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                                  2001                               2000
1999
                        ----------------------  ----------------------------------
------------  ---------------------
                          Second      First       Fourth      Third       Second
First       Fourth     Third
                        ----------  ----------  ----------  ----------  ----------
----------  ---------- ----------
Summary of Operations:
  Interest Income       $   30,879  $   29,136  $   28,717  $   28,018  $
26,889  $   25,710  $   25,366 $   25,236
  Interest Expense          13,396      13,143      12,949      12,039
11,070      10,176      10,171     10,287
                        ----------  ----------  ----------  ----------  ---------
-  ----------  ----------  ---------
  Net Interest Income       17,483      15,993      15,768      15,979
15,819      15,534      15,195     14,949
    Provision for
    Loan Loss                1,007         822         825         735
950         610         510        610
                        ----------  ----------  ----------  ----------  ---------
-  ----------  ----------  ---------
  Net Interest Income
    After Provision
    for Loan Loss           16,476      15,171      14,943      15,244
14,869      14,924      14,685     14,339
  Noninterest Income         8,257       7,329       7,046       6,646
6,675       6,402       6,655      6,719
  Merger Expense                 -           -          12          (2)
751           -          10         74
  Noninterest Expense       18,131      15,840      14,847      14,684
14,503      14,352      14,463     14,522
                        ----------  ----------  ----------  ----------  ---------
-  ----------  ----------  ---------
  Income Before
    Provision for
    Income Taxes             6,602       6,660       7,130       7,208
6,290       6,974       6,867      6,462
  Provision for
    Income Taxes             2,322       2,311       2,478       2,487
2,123       2,361       2,548      2,089
                        ----------  ----------  ----------  ----------  ---------
-  ----------  ----------  ---------
  Net Income            $    4,280  $    4,349  $    4,652  $    4,721  $
4,167  $    4,613  $    4,319 $    4,373
                        ==========  ==========  ==========  ==========
==========  ==========  ==========  =========
  Net Interest
    Income (FTE)        $   17,937  $   16,454  $   16,134  $   16,364  $
16,217  $   15,962  $   15,521 $   15,435

Per Common Share:
  Net Income Basic      $      .40  $      .42  $      .46  $      .46  $
 .41  $      .45  $      .42 $      .43
  Net Income Diluted           .40         .42         .46         .46
 .41         .45         .42        .43
  Dividends Declared         .1475       .1475       .1475       .1325
 .1325       .1325       .1325        .12
  Book Value                 15.87       15.62       14.56       14.08
13.51       13.20       12.96      12.78
  Market Price:
    High                     25.00       26.13       26.75       20.50
20.50       23.00       25.00      30.00
    Low                      19.88       23.13       18.88       18.75
18.00       15.00       20.19      21.00
    Close                    24.87       25.19       24.81       19.56
19.50       19.63       21.50      22.75

Selected Average
Balances:
  Loans                 $1,192,105  $1,082,960  $1,053,675  $1,025,943  $
989,695  $  938,351  $  915,194 $  892,161
  Earning Assets         1,556,195   1,416,968   1,359,345   1,318,698
1,303,633   1,277,894   1,280,746  1,297,481
  Assets                 1,732,661   1,570,673   1,503,811   1,465,455
1,454,098   1,430,620   1,446,815  1,446,505
  Deposits               1,479,248   1,301,194   1,223,642   1,203,254
1,202,770   1,198,608   1,235,002  1,234,360
  Shareowners' Equity      168,245     155,393     146,161     141,847
137,014     133,836     131,932    130,134
  Common Equivalent
    Shares:
      Basic                 10,713      10,297      10,162      10,192
10,196      10,195      10,179     10,179
      Diluted               10,721      10,305      10,186      10,208
10,211      10,211      10,201     10,195
Ratios:
  ROA                         .99%       1.12%       1.23%       1.28%
1.15%       1.30%       1.18%      1.20%
  ROE                       10.20%      11.35%      12.66%      13.24%
12.23%      13.86%      12.99%     13.33%
  Net Interest
    Margin (FTE)             4.62%       4.70%       4.73%       4.94%
5.00%       5.02%       4.82%      4.73%
  Efficiency Ratio          65.08%      63.12%      61.03%      60.64%
60.30%      60.91%      60.67%     62.30%


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

The Financial Review is divided into three subsections entitled "Results of Operations", "Financial Condition", and "Liquidity and Capital Resources". Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2001 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." Capital City Bank is referred to as "CCB" and First National Bank of Grady County is referred to as "FNBGC", or collectively as the "Banks".

On March 9, 2001, the Company completed its purchase and assumption agreement with First Union National Bank ("First Union") and acquired six of First Union's offices which included real estate, loans and deposits. The transaction created approximately $11.5 million in intangible assets and is being amortized over 10 years. The Company purchased $18 million in loans and assumed deposits of $104 million.

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

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of merger-related expenses and intangible amortization, for the three and six months ended June 30, 2001 were $4.3 million, or $0.40 per diluted share, and $8.6 million, or $0.82 per diluted share. This compares to $4.2 million, or $0.41 per diluted share, and $8.8 million, or $0.86 per diluted share in 2000. The Company did not incur merger-related expenses for the six month period ended June 30, 2001, versus $476,000, or $0.05 per diluted share, net of taxes, for the comparable period in 2000. Amortization of intangible assets, net of taxes, for the first six months in 2001 totaled $1.3 million, or $0.13 per diluted share, compared to $1.0 million, or $.09 per diluted share in 2000.

Net income, excluding merger-related expenses, for the three and six month periods ended June 30, 2001 decreased $347,000, or 7.5%, and $627,000, or 6.8%, respectively. The Company experienced an increase in noninterest expense of 18.9% for the second quarter in 2001 and 14.7% for the first half of 2001,
versus the comparable periods in 2000.   This was attributable
to continued geographic expansion and higher ongoing operating costs. Operating revenues (defined as taxable equivalent net interest income plus noninterest income) in 2001 grew $3.3 million, or 14.4%, and $4.7 million, or 10.4%, respectively, over the three and six month periods in 2000. These and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented below.

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     ------------------      ----------------
                                       2001     2000          2001     2000
                                      -------  -------       -------  -------
Interest and Dividend Income          $30,879  $26,889       $60,015  $52,599
Taxable-Equivalent Adjustment(1)          454      398           915      826
                                      -------  -------       -------  -------
Interest Income (FTE)                  31,333   27,287        60,930   53,425
Interest Expense                       13,396   11,070        26,539   21,246
                                      -------  -------       -------  -------
Net Interest Income (FTE)              17,937   16,217        34,391   32,179
Provision for Loan Losses               1,007      950         1,829    1,560
Taxable Equivalent Adjustment             454      398           915      826
                                      -------  -------       -------  -------
Net Int. Inc. After Provision          16,476   14,869        31,647   29,793
Noninterest Income                      8,257    6,675        15,586   13,077
Merger Expense                              -      751             -      751
Noninterest Expense                    18,131   14,503        33,971   28,855
                                      -------  -------       -------  -------
Income Before Income Taxes              6,602    6,290        13,262   13,264
Income Taxes                            2,322    2,123         4,633    4,484
                                      -------  -------       -------  -------
Net Income                            $ 4,280  $ 4,167       $ 8,629  $ 8,780
                                      =======  =======       =======  =======

Percent Change                           2.71%   43.94%        (1.71)%  33.83%

Return on Average Assets(2)               .99%    1.15%         1.05%    1.22%

Return on Average Equity(2)             10.20%   12.23%        10.75%   13.04%

(1) Computed using a statutory tax rate of 35%
(2) Annualized


Net Interest Income
-------------------

Second quarter taxable-equivalent net interest income increased $1.7 million, or 10.6%, over the comparable quarter in 2000. Taxable-equivalent net interest income for the first half of 2001 increased $2.2 million, or 6.9%, over the first half of 2000. The increase in both periods is attributable to higher earning assets, primarily loan volume and funds sold. The higher loan volume was partially offset by declining yields on earning assets and increased balances and rates on interest bearing liabilities. Both earning assets and interest bearing liabilities were higher as a result of the Georgia acquisitions. Table I on page 19 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 2001, taxable-equivalent interest income increased $4.0 million, or 14.8%, and $7.5 million, or 14.0%, respectively, over the comparable prior year periods. Average loans, which represent the Company's highest yielding asset, increased $173.8 million, or 18.0%, and represented 76.5% of total earning assets for the six months ended June 30, 2001 versus 74.7% for the comparable period in 2000. Funds sold increased $491,000 and $829,000 from the comparable three and six months periods in 2001, reflecting higher liquidity levels resulting from the recent Georgia acquisitions. Partially offsetting these increases was a decline in income from investment securities as maturities were used to fund loan demand. The higher level of liquidity and declining interest rates contributed to a decrease of 6 basis points in the yield on earning assets which declined from 8.32% for the first half of 2000 to 8.26% in 2001.

Interest expense for the three and six month periods ended June 30, 2001 increased $2.3 million, or 21.0%, and $5.3 million, or 24.9%, respectively, over the comparable prior year periods. This was primarily due to an increase in average deposits and higher rates paid on interest bearing liabilities. The recent Georgia acquisitions added approximately $217 million in deposits. Rising interest rates during 2000 and competitive pressures contributed to a 35 basis point increase in the average rate paid on interest bearing liabilities. The Company continued to experience competition for deposits in terms of both rate and product. Interest rates have declined 275 basis points during the first six months of 2001. Management is aggressively managing the cost of funds and has experienced a 39 basis point reduction in the average rate paid on interest bearing liabilities during the second quarter of 2001 versus the prior quarter. Certificates of deposit, which generally represent a higher cost deposit product to the Company, increased from 41.2% of average deposits in the first half of 2000 to 42.5% in 2001.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.13% in the first half of 2000 to 3.72% in the comparable period of 2001. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.66% in the first half of 2001, versus 5.01% in the first half of 2000. The decrease in spread and margin is attributable to the higher costs of funds and lower yield on earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses was $1.0 million and $1.8 million, respectively, for the three and six month periods ended June 30, 2001, compared to $1.0 million and $1.6 million for the comparable periods in 2000. While still at historically low levels, the Company did experience slight deterioration in credit quality. Net charge-offs increased over the first half of 2000, but remain at low levels relative to the size of the loan portfolio. Nonperforming loans increased $142,000, or 4.8%, during the first six months of 2001. The Company's nonperforming asset ratio declined from
 .37% at year-end to .32% at June 30, 2001. At June 30, the reserve for loan losses was $12.0 million and represented 1.00% of total loans, consistent with the prior year-end.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of June 30, 2001, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below.
                                 Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                --------------------     -----------------------
                                  2001        2000          2001         2000
                                --------    --------     ----------   ----------
Net Charge-Offs                 $809,000    $698,000     $1,621,000   $1,011,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                  .27%        .28%           .29%         .21%

Noninterest Income
------------------

Noninterest income increased $1.6 million, or 23.7%, in the second quarter of 2001 versus the comparable quarter for 2000, and $2.5 million, or 19.2%, for the six months ended June 30, 2001 versus the comparable period for 2000. During both periods, service charge on deposit accounts, mortgage banking revenues and other income items posted higher revenues.

Service charges on deposit accounts increased $342,000, or 14.8%, and $429,000, or 9.2%, respectively, over the comparable three and six month periods for 2000. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The increase in the first half of 2001 compared to 2000, reflects an increase in number of accounts, primarily attributable to the Georgia acquisitions.

Data processing revenues decreased $64,000, or 9.8%, and $243,000, or 18.3%, respectively, over the comparable three and six month periods in 2000. The decrease primarily reflects a reduction in the number of processing clients.

Revenue from fiduciary activities increased $117,000, or 19.5%, compared to the second quarter of 2000, and $94,000, or 7.5%, over the comparable six month period in 2000. Assets generated through new production were partially offset by declining stock market values. At June 30, 2001, assets under management totaled $342.9 million compared to $320.7 million at June 30, 2000.

Mortgage banking revenues increased $692,000, or 217.9%, and $1.1 million, or 245.4%, respectively, over the comparable three and six month period in 2000. The increase was due to the lower interest rate environment, resulting in fixed rate loans being generated and sold in the secondary market.

Other income increased $493,000, or 17.7%, and $1.1 million, or 20.6%, respectively, for the three and six month periods ended June 30, 2001 over the comparable prior year periods. The increase is partially attributable to accounts receivable financing of $110,000, credit card merchant fees of $235,000, interchange commissions of $233,000, safe deposit revenues of $102,000, gains on the disposal of bank assets of $113,000 and miscellaneous recoveries of $91,000.

Noninterest income as a percent of average assets was 1.90% and 1.82%, respectively, for the first half of 2001 and 2000.

Noninterest Expense
-------------------

Noninterest expense increased $2.9 million, or 18.9%, and $4.4 million, or 14.7%, respectively, over the comparable three and six month periods in 2000. All expense categories experienced increases attributable to the recent acquisitions.

Compensation expense increased $1.6 million, or 22.0%, and $2.5 million, or 16.8%, respectively, over the comparable three and six month periods of 2000, reflecting the addition of associates through the Georgia acquisitions, annual raises, and increased pension and insurance costs for associates.

Occupancy expense, including premises, furniture, fixtures and equipment increased $551,000, or 21.3%, and $781,000, or 15.4%, respectively, over the comparable three and six month periods in 2000. The increase was partially due to the addition of nine offices acquired with the two Georgia acquisitions.
Office leases, maintenance/repairs and other FF&E increased $176,000, $384,000 and $102,000, respectively.

For the three and six month periods ended June 30, 2001, the Company did not incur any merger related expense. This compares to $751,000 from the comparable periods in 2000.

Other noninterest expense (excluding merger related costs) increased $1.4 million, or 32.3%, and $1.8 million, or 20.7%, respectively, over the comparable three and six month periods in 2000. The increase is attributable to higher intangible amortization resulting from acquisitions of $508,000, credit cards and ATM interchange costs of $302,000, legal costs of $176,000, telephone costs of $138,000, postage of $107,000, courier costs of $84,000, disposal of bank assets of $74,000 and advertising of $85,000.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles and merger expense) as a percent of average assets was 2.01% in the first half of 2001 versus 2.00% for the first half of 2000. The Company's efficiency ratio (noninterest expense, net of intangibles and merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 64.15% in the first half of 2001 compared to 60.60% for the comparable period in 2000. The increase in the efficiency ratio reflects rising costs as noted above.

Income Taxes
------------

The provision for income taxes increased $199,000, or 9.4%, during the second quarter and $149,000, or 3.3%, during the first six months of 2001, relative to the comparable prior year periods. The Company's effective tax rate for the first half of 2001 was 34.9% versus 33.8% for the comparable period in 2000. The increase in the effective tax rate is attributable to a reduction in nontaxable municipal interest.

FINANCIAL CONDITION

The Company's average assets were $1.7 billion for the first six months of 2001 and $1.4 billion for the comparable period in 2000. Average earning assets were $1.5 billion for the six months ended June 30, 2001, compared to $1.3 billion for the first half of 2000. The increase, as well as the change in the mix of earning assets, reflects the recent Georgia acquisitions and continued loan generation, partially offset by a decline in investment securities. Table I on Page 19 presents average balances for the three and six month periods ended June 30, 2001 and 2000.

Average loans increased $173.8 million, or 18.0%, over the comparable period in 2000. Price and product competition remain strong. With the recent rate decline, there is an increased demand for fixed-rate, longer term financing. Loan growth has occurred in all categories, with the most significant increase in real estate, primarily first mortgage residential loans. Loans as a percent of average earning assets represented 76.5% of total earning assets for the six months ended June 30, 2001 versus 74.7% for the comparable period in 2000.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of June 30, 2001, the average investment portfolio decreased $38.6 million, or 12.8%, from the comparable period in 2000. The decrease in the investment portfolio was used to fund the growth in loans. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 2001, shareowners' equity included an accumulated other comprehensive gain of $1.4 million compared to a loss of $1.5 million at December 31, 2000. The increase in value reflects a decrease in interest rates during the first half of 2001.

At June 30, 2001, the Company's nonperforming loans were $3.1 million versus $2.9 million at year-end 2000. As a percent of nonperforming loans, the allowance for loan losses represented 389% at June 30, 2001 versus 360% at December 31, 2000 and 324%
at June 30, 2000, respectively. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure, or by receiving a deed in lieu of foreclosure, was $837,000 at June 30, 2001, compared to $971,000 at December 31, 2000, and $1.2 million at June 30, 2000. The ratio of nonperforming assets as a percent of loans plus other real estate was .32% at June 30, 2001, compared to .37% at December 31, 2000, and .43% at June 30, 2000.

Average deposits increased 15.8% from $1.2 billion for the first half of 2000, to $1.4 billion for the first half of 2001. The increase in deposits is primarily attributable to Georgia acquisitions. Excluding acquisitions, existing markets realized growth primarily in certificates of deposit, NOW accounts and noninterest bearing demand accounts. The Company continues to experience a notable increase in competition for deposits, in terms of both rate and product.

The ratio of average noninterest bearing deposits to total deposits was 21.0% for the first half of 2001 compared to 22.6% for the first half of 2000. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 79.4% and 78.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposits, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase funds through established lines of credit with correspondent banks and the Federal Home Loan Bank. Additionally, the parent company maintains a $25 million revolving line of credit. As of June 30, 2001 there was $2.3 million outstanding under this facility. The Company did not reduce the outstanding principal on the line of credit during the first half of 2001.

The Company's equity capital was $169.7 million as of June 30, 2001, compared to $147.6 million as of December 31, 2000. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "well capitalized" position. The leverage ratio was 7.37% at June 30, 2001 versus 8.30% at December 31, 2000. Further, the Company's risk-adjusted capital ratio of 11.50% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations, as well as the Company's long-term debt agreement, place certain restrictions on the payment of dividends by both the Company and its Group banks. At June 30, 2001, these regulations and covenants did not impair the Company's (or its subsidiaries') ability to declare and pay dividends or to meet other existing obligations.

During the first six months of 2001, shareowners' equity increased $22.1 million, or 30.2%, on an annualized basis. Growth in equity during the first half was positively impacted by net income of $8.6 million and issuance of common stock of $17.5 million and a change in the net unrealized gain (loss) on available-for-sale securities from a loss at year-end of $1.5 million to a gain of $1.4 million. Equity was reduced by dividends paid during the first quarter of $3.2 million, or $.295 per share and the repurchase of common stock of $3.7 million.

The Company's common stock had a diluted book value of $15.87 per share at June 30, 2001 compared to $14.56 at December 31, 2000. On March 30, 2000, the Company announced the authorization to repurchase 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. To date, 281,134 shares have been repurchased.

Other Matters

As part of its card processing services operation, the Bank has relationships with several Independent Sales Organizations ("ISOs"). A small number of one ISO's merchants have generated large amounts of charge-backs, and have not reimbursed the ISO for this charge-back activity. Should these charge-backs exceed the financial capacity of the ISO, the Bank could face related exposure. In addition, the ISO and certain merchants may have disputes about reserves placed with the ISO. The Bank is currently involved in a workout strategy with the ISO related to charge-back issues, which Management believes substantially mitigates the Bank's potential exposure. The issues are still evolving and Management cannot reasonably estimate potential exposure for losses, if any, at this time. Management does not believe the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations.

TABLE I
                                           AVERAGE BALANCES & INTEREST RATES
                                   (Taxable Equivalent Basis - Dollars in
Thousands)
                                               FOR THREE MONTHS ENDED JUNE 30,
                                              2001                        2000
                                  --------------------------  ------------------
--------
                                    Balance  Interest  Rate     Balance
Interest  Rate
                                  ---------- --------  -----  ---------- -------
-  -----
ASSETS
Loans, Net of Unearned Interest(1) $1,192,105  $26,488  8.91%  $  989,695
$22,631  9.20%
Taxable Investment Securities         173,497    2,433  5.63%     198,511
2,946  5.97%
Tax-Exempt Investment Securities(2)    80,772    1,231  6.11%      93,813
1,368  5.83%
Funds Sold                            109,821    1,181  4.28%      21,614
342  6.36%
                                   ----------  -------         ----------  -----
--
   Total Earning Assets             1,556,195   31,333  8.07%   1,303,633
27,287  8.42%
Cash & Due From Banks                  74,661                      63,059
Allowance for Loan Losses             (11,965)                    (10,442)
Other Assets                          113,770                      97,848
                                   ----------                  ----------
      TOTAL ASSETS                 $1,732,661                  $1,454,098
                                   ==========                  ==========

LIABILITIES
NOW Accounts                       $  215,941  $ 1,162  2.16%  $  170,322  $
1,025  2.42%
Money Market Accounts                 208,621    1,867  3.59%     160,356
1,634  4.10%
Savings Accounts                      111,345      535  1.93%     105,663
584  2.22%
Other Time Deposits                   633,556    9,148  5.79%     491,178
6,404  5.24%
                                   ----------  -------         ----------  -----
--
   Total Int. Bearing Deposits      1,169,463   12,712  4.36%     927,519
9,647  4.18%
Short-Term Borrowings                  52,291      495  3.80%      83,579
1,205  5.80%
Long-Term Debt                         14,012      189  5.40%      13,970
218  6.28%
                                   ----------  -------         ----------  -----
--
    Total Interest Bearing
      Liabilities                   1,235,766   13,396  4.35%   1,025,068
11,070  4.34%
Noninterest Bearing Deposits          309,785                     275,251
Other Liabilities                      18,865                      16,765
                                   ----------                  ----------
     TOTAL LIABILITIES              1,564,416                   1,317,084
SHAREOWNERS' EQUITY
Common Stock                              107                         102
Surplus                                21,730                       9,400
Other Comprehensive Income                736                      (7,318)
Retained Earnings                     145,672                     134,830
                                   ----------                  ----------
     TOTAL SHAREOWNERS' EQUITY        168,245                     137,014
                                   ----------                  ----------
     TOTAL LIABILITIES & EQUITY    $1,732,661                  $1,454,098
                                   ==========                  ==========
Interest Rate Spread                                    3.72%
4.08%
                                                        ====
====
Net Interest Income                            $17,937
$16,217
                                               =======
=======
Net Interest Margin                                     4.62%
5.00%
                                                        ====
====


                                                FOR SIX MONTHS ENDED JUNE 30,
                                              2001                         2000
                                   --------------------------  -----------------
---------
                                    Balance  Interest  Rate     Balance
Interest  Rate
                                   ---------- --------  -----  ---------- ------
--  -----
ASSETS
Loans, Net of Unearned Interest(1) $1,137,834  $51,222  9.08%  $  964,023
$43,792  9.14%
Taxable Investment Securities         181,411    5,210  5.79%     205,823
6,066  5.93%
Tax-Exempt Investment Securities(2)    82,229    2,512  6.16%      96,407
2,835  5.84%
Funds Sold                             85,434    1,986  4.64%      24,511
732  6.01%
                                   ----------  -------         ----------  -----
--
   Total Earning Assets             1,486,908   60,930  8.26%   1,290,764
53,425  8.32%
Cash & Due From Banks                  69,734                      64,192
Allowance for Loan Losses             (11,525)                    (10,263)
Other Assets                          107,011                      97,666
                                   ----------                  ----------
      TOTAL ASSETS                 $1,652,128                  $1,442,359
                                   ==========                  ==========

LIABILITIES
NOW Accounts                       $  209,925  $ 2,562  2.46%  $  169,092  $
1,973  2.35%
Money Market Accounts                 189,030    3,573  3.81%     161,242
3,226  4.02%
Savings Accounts                      108,635    1,147  2.13%     104,740
1,120  2.15%
Other Time Deposits                   591,390   17,217  5.87%     494,237
12,503  5.09%
                                   ----------  -------         ----------  -----
--
   Total Int. Bearing Deposits      1,098,980   24,499  4.50%     929,311
18,822  4.07%
Short-Term Borrowings                  65,563    1,606  4.94%      75,540
1,989  5.29%
Long-Term Debt                         15,504      434  5.64%      14,069
435  6.22%
                                   ----------  -------         ----------  -----
--
    Total Interest Bearing
      Liabilities                   1,180,047   26,539  4.54%   1,018,920
21,246  4.19%
Noninterest Bearing Deposits          291,746                     271,377
Other Liabilities                      18,480                      16,637
                                   ----------                  ----------
     TOTAL LIABILITIES              1,490,273                   1,306,934
SHAREOWNERS' EQUITY
Common Stock                              105                         102
Surplus                                16,897                       9,358
Other Comprehensive Income                 89                      (7,127)
Retained Earnings                     144,764                     133,092
                                   ----------                  ----------
     TOTAL SHAREOWNERS' EQUITY        161,855                     135,425
                                   ----------                  ----------
     TOTAL LIABILITIES & EQUITY    $1,652,128                  $1,442,359
                                   ==========                  ==========
Interest Rate Spread                                    3.72%
4.13%
                                                        ====
====
Net Interest Income                            $34,391
$32,179
                                               =======
=======
Net Interest Margin                                     4.66%
5.01%
                                                        ====
====


(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $1.2 million and $2.1 million, for the three and six months ended June 30, 2001, versus $1.0 million and $2.0 million, for the comparable periods ended June 30, 2000.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 20. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 2001 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)

Other Than Trading Portfolio                      June 30, 2001
----------------------------  ---------------------------------------------------
---                             Fair
                               Year 1     Year 2     Year 3      Year 4      Year
5      Beyond      Total       Value
                              -------    -------    --------    --------    -----
---    --------  ---------   ----------
Loans
  Fixed Rate                  $ 98,174   $ 35,186   $ 48,524    $ 44,542    $
42,073    $161,663  $  430,162  $  439,151
    Average Interest Rate        8.69%      9.42%      9.45%       9.41%
9.44%       7.94%       8.70%
  Floating Rate(2)             422,965     48,376     74,205      58,915
93,595      81,923     779,979     796,279
    Average Interest Rate        8.56%      8.45%      8.18%       8.33%
7.83%       7.47%       8.30%
Investment Securities(3)
  Fixed Rate                    53,022     40,656     29,421      24,700
16,916      70,293     235,008     235,008
    Average Interest Rate        5.90%      5.55%      5.33%       5.78%
5.95%       5.76%       5.75%
  Floating Rate                  2,384          -      9,844           -
-         503      12,731      12,731
    Average Interest Rate        4.68%          -      6.45%           -
-       6.05%       6.10%
Other Earning Assets
  Fixed Rates                        -          -          -           -
-           -           -           -
    Average Interest Rates           -          -          -           -
-           -           -
  Floating Rate                123,916          -          -           -
-           -     123,916     123,916
    Average Interest Rates       3.86%          -          -           -
-           -       3.86%
Total Financial Assets        $700,461   $124,218   $161,994    $128,157
$152,584    $314,382  $1,581,796  $1,607,085
    Average Interest Rates       7.53%      7.78%      7.94%       8.21%
8.07%       7.33%       7.66%

Deposits(4)
  Fixed Rate Deposits         $553,007   $ 59,253   $ 13,447    $  5,535    $
2,249    $      6  $  633,497  $  644,252
    Average Interest Rates       5.53%      5.45%      5.22%       5.54%
4.77%       4.85%       5.52%
  Floating Rate Deposits       547,553          -          -           -
-           -     547,553     547,553
    Average Interest Rates       5.56%          -          -           -
-           -       5.56%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                3,043      1,048      1,048         988
962       7,462      14,551      16,494
    Average Interest Rate        5.50%      6.06%      6.05%       6.00%
6.01%       6.00%       5.90%
  Floating Rate Debt            52,865          -          -           -
-           -      52,865      52,865
    Average Interest Rate        3.30%          -          -           -
-           -       3.30%
Total Financial Liabilities $1,156,468   $ 60,301   $ 14,495    $  6,523    $
3,211    $  7,468  $1,248,466  $1,261,164
    Average interest Rate        5.44%      5.46%      5.28%       5.61%
5.14%       6.00%       5.44%

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

PART II.  OTHER INFORMATION

Items 1-3.
----------

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 24, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at                       Against/
Abstentions/
the 2004 annual meeting:         For        Withheld
Broker Non-Votes

Cader B. Cox, III             8,720,889       1,718
-
William G. Smith, Jr.         8,720,889       1,718
-
John B. Wight, Jr.            8,720,889       1,718


2.  The shareowners ratified the selection of Arthur Andersen
LLP as the independent auditors for the Company for 2001. The number of votes cast were as follows:

                           Against/        Abstentions/
                 For       Withheld       Broker Non-Votes

              8,718,962      1,225            2,420

Item 5. Other Information
-------------------------

Not Applicable

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

Capital City Bank Group, Inc., filed no Form 8-K during the second quarter 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/s/ J. Kimbrough Davis
-----------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  August 14, 2001