Form 10-Q
period 2001-09-30
CAPITAL CITY BANK GROUP INC
filed 2001-11-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




                       For the Quarter:
                      September 30, 2001
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


      Registrant's telephone number, including area code:
                        (850) 671-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                       Yes [X]   No [ ]


At October 31, 2001, there were 10,685,493 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                 CAPITAL CITY BANK GROUP, INC.

                    FORM 10-Q    I N D E X


PAGE
ITEM    PART I. FINANCIAL INFORMATION
NUMBER
----    -----------------------------                      ----
--

1.      Consolidated Financial Statements                     3

2.      Management's Discussion and Analysis of
        Financial Condition and Results of Operations        11

3.      Quantitative and Qualitative Disclosure of
        Market Risk                                          18

ITEM    PART II. OTHER INFORMATION
----    --------------------------

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

                                       THREE MONTHS ENDED        NINE MONTHS
ENDED
                                          SEPTEMBER 30,             SEPTEMBER
30,
                                        2001        2000          2001
2000
                                      --------    --------      --------    ----
----
INTEREST INCOME
Interest and Fees on Loans             $26,134     $24,062       $77,227
$67,767
Investment Securities:
  U.S. Treasury                             96         143           339
552
  U.S. Government Agencies/Corp.         1,639       2,114         5,412
6,575
  States and Political Subdivisions        794         981         2,523
3,079
  Other Securities                         559         581         1,754
1,777
Funds Sold                               1,036         138         3,022
870
                                       -------     -------       -------     ---
----
       Total Interest Income            30,258      28,019        90,277
80,620

INTEREST EXPENSE
Deposits                                11,642      10,452        36,141
29,274
Short-Term Borrowings                      374       1,391         1,980
3,379
Long-Term Debt                             240         196           674
632
                                       -------     -------       -------     ---
----
       Total Interest Expense           12,256      12,039        38,795
33,285
                                       -------     -------       -------     ---
----
Net Interest Income                     18,002      15,980        51,482
47,335
Provision for Loan Losses                1,222         735         3,051
2,295
                                       -------     -------       -------     ---
----
  Net Interest Income After
    Provision for Loan Losses           16,780      15,245        48,431
45,040

NONINTEREST INCOME
Service Charges                          2,581       2,365         7,656
7,014
Data Processing                            506         630         1,593
1,960
Asset Management Fees                      613         525         1,967
1,785
Securities Transactions                      2           -             4
2
Mortgage Banking Revenues                1,111         391         2,686
847
Other                                    3,105       2,734         9,595
8,113
                                       -------     -------       -------     ---
----
       Total Noninterest Income          7,918       6,645        23,501
19,721
                                       -------     -------       -------     ---
----

NONINTEREST EXPENSE
Salaries and Benefits                   10,033       7,565        27,599
22,605
Occupancy, Net                           1,492       1,169         4,122
3,377
Furniture and Equipment                  1,703       1,484         4,934
4,355
Merger Expenses                              -          (2)            -
749
Other                                    5,765       4,466        16,310
13,202
                                       -------     -------       -------     ---
----
       Total Noninterest Expense        18,993      14,682        52,965
44,288
                                       -------     -------       -------     ---
----

Income Before Income Taxes               5,705       7,208        18,967
20,473
Income Taxes                             1,963       2,487         6,596
6,971
                                       -------     -------       -------     ---
----

NET INCOME                             $ 3,742     $ 4,721       $12,371
$13,502
                                       =======     =======       =======
=======
Basic Net Income Per Share             $   .35     $   .46       $  1.17     $
1.32
                                       =======     =======       =======
=======
Diluted Net Income Per Share           $   .35     $   .46       $  1.17     $
1.32
                                       =======     =======       =======
=======
Cash Dividends Per Share               $ .1475     $ .1325       $ .4425     $
 .3975
                                       =======     =======       =======
=======
Basic Average Shares Outstanding    10,685,183  10,192,009    10,566,406
10,194,294
                                    ==========  ==========    ==========
==========
Diluted Average Shares Outstanding  10,693,207  10,207,522    10,574,430
10,209,807
                                    ==========  ==========    ==========
==========

                          CAPITAL CITY BANK GROUP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                (Dollars In Thousands, Except Per Share Amounts)
                                                   September 30,        December
31,
                                                       2001                2000
                                                    (Unaudited)
(Audited)
                                                   ------------         --------
---
ASSETS
Cash and Due From Banks                             $   83,844           $
73,367
Funds Sold                                             125,223
40,623
Investment Securities, Available-for-Sale              237,397
276,839
Loans, Net of Unearned Interest                      1,231,337
1,051,832
  Allowance for Loan Losses                            (12,286)
(10,564)
                                                    ----------           -------
---
       Loans, Net                                    1,219,051
1,041,268

Premises and Equipment                                  45,778
37,023
Intangibles                                             37,097
22,293
Other Assets                                            34,171
36,047
                                                    ----------           -------
---
       Total Assets                                 $1,782,561
$1,527,460
                                                    ==========
==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  348,074           $
292,656
  Interest Bearing Deposits                          1,170,637
975,711
                                                    ----------           -------
---
       Total Deposits                                1,518,711
1,268,367

Short-Term Borrowings                                   52,673
83,472
Long-Term Debt                                          16,352
11,707
Other Liabilities                                       21,204
16,307
                                                    ----------           -------
---
       Total Liabilities                             1,608,940
1,379,853

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares issued and outstanding                              -
-
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,685,490 shares
  outstanding at September 30, 2001
  and 10,108,454 outstanding at
  December 31, 2000                                        107
101
Additional Paid-In Capital                              21,156
7,369
Retained Earnings                                      149,284
141,659
Accumulated Other Comprehensive Income (Loss),
  Net of Tax                                             3,074
(1,522)
                                                    ----------           -------
---
       Total Shareowners' Equity                       173,621
147,607
                                                    ----------           -------
---

Total Liabilities and Shareowners' Equity           $1,782,561
$1,527,460
                                                    ==========
==========

                          CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                             (Dollars In Thousands)

                                                      2001             2000
                                                   (Unaudited)      (Unaudited)
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income                                          $ 12,371         $ 13,501
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                          3,051            2,295
    Depreciation                                       3,103            3,004
    Net Securities Amortization                          882            1,034
    Amortization of Intangible Assets                  2,943            2,136
    Gain on Sales of Investment Securities                (3)              (2)
    Non-Cash Compensation Expense                        773               76
    Net Decrease (Increase) in Other Assets            2,114           (1,933)
    Net Increase in Other Liabilities                  2,948            3,331
                                                    --------         --------
Net Cash Provided by Operating Activities             28,182           23,442
                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale           100,307           41,217
Purchase of Investment Securities                     (6,053)            (492)
Net Increase in Loans                                (89,906)        (133,454)
Purchase of Premises & Equipment                      (6,549)          (2,061)
Sales of Premises & Equipment                          1,934               65
Cash & Cash Equivalents from Acquisition              80,420                -
                                                    --------         --------
Net Cash Provided by (Used in) Investing Activities   80,153          (94,725)
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                              46,454           27,302
Net (Decrease) Increase in Short-Term Borrowings     (55,798)          22,357
Borrowing of Long-Term Debt                            6,971              928
Repayment of Long-Term Debt                           (2,598)          (3,778)
Dividends Paid                                        (4,746)          (4,053)
Repurchase of Common Stock                            (3,761)               -
Issuance of Common Stock                                 222               38
                                                    --------         --------
Net Cash (Used in) Provided by Financing Activities  (13,256)          42,794
                                                    --------         --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                    95,079          (28,489)
Cash and Cash Equivalents at Beginning of Period     113,990           93,072
                                                    --------         --------
Cash and Cash Equivalents at End of Period          $209,069         $ 64,583
                                                    ========         ========

Supplemental Disclosure:
  Interest Paid on Deposits                         $ 36,766         $ 30,066
                                                    ========         ========
  Interest Paid on Debt                             $  2,628         $  4,159
                                                    ========         ========
  Transfer of Loans to ORE                          $  1,562         $    818
                                                    ========         ========
  Income Taxes Paid                                 $  7,312         $  8,718
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000.

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

(2) INVESTMENT SECURITIES
    ---------------------

The carrying value and related market value of investment securities at
September 30, 2001 and December 31, 2000 were as follows (dollars in thousands):
                                          September 30, 2001
                              -------------------------------------------
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains      Losses      Value
------------------            ---------  ----------  ----------  --------
U.S. Treasury                 $  4,001     $   18       $ -      $  4,019
U.S. Government Agencies
  and Corporations              46,327      1,244         -        47,571
States and Political
  Subdivisions                  74,371      1,654         4        76,021
Mortgage Backed Securities      68,426      1,228         1        69,653
Other Securities                39,420        728        15        40,133
                              --------     ------       ---      --------
     Total                    $232,545     $4,872       $20      $237,397
                              --------     ------       ---      --------


                                           December 31, 2000
                              -------------------------------------------
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains      Losses      Value
------------------            ---------  ----------  ----------  --------
U.S. Treasury                 $ 10,016      $  5       $    -    $ 10,021
U.S. Government Agencies
  and Corporations              69,683        49          516      69,216
States and Political
  Subdivisions                  85,744       192          695      85,241
Mortgage Backed Securities      73,741       134        1,126      72,749
Other Securities                40,058         7          453      39,612
                              --------     ------       ---      --------
     Total                    $279,242      $387       $2,790    $276,839
                              --------     ------       ---      --------

(3) LOANS
    -----

The composition of the Company's loan portfolio at September 30, 2001 and
December 31, 2000 was as follows (dollars in thousands):
<CATION>
                                   September 30, 2001   December 31, 2000
                                   ------------------   -----------------
Commercial, Financial
  and Agricultural                     $  130,465          $  108,340
Real Estate - Construction                 81,736              84,133
Real Estate - Mortgage                    292,536             231,099
Real Estate - Residential                 518,463             444,489
Consumer                                  208,137             183,771
                                       ----------          ----------
  Loans, Net of Unearned Interest      $1,231,337          $1,051,832
                                       ==========          ==========

(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 2001 and 2000, is as follows (dollars in thousands):
                                    September 30, 2001    September 30, 2000
                                    ------------------    ------------------
Balance, Beginning of the Period          $10,564             $ 9,929
Acquired Reserves                           1,206                   -
Provision for Loan Losses                   3,051               2,295
Recoveries on Loans Previously
  Charged-Off                                 680                 524
Loans Charged-Off                          (3,215)             (2,095)
                                          -------             -------
Balance, End of Period                    $12,286             $10,653
                                          =======             =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):
                                                        September 30,
                                      ------------------------------------------
------
                                              2001                       2000
                                      --------------------       ---------------
------
                                                 Valuation
Valuation
                                      Balance    Allowance       Balance
Allowance
Impaired Loans:                       --------------------       ---------------
------
With Related Credit Allowance         $1,951        $2           $    -
$-
Without Related Credit Allowance       2,026         -            1,522
-
Average Recorded Investment
   for the Period                      3,977        N/A           1,866
N/A

Interest Income:
  Recognized                          $   13                     $   72
  Collected                           $   13                     $   72

The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS
    --------

The composition of the Company's interest bearing deposits at September 30, 2001 and December 31, 2000 was as follows (dollars in thousands):
                                       September 30, 2001        December 31,
2000
                                       ------------------        ---------------
--
NOW Accounts                              $  214,898                 $207,978
Money Market Accounts                        236,699                  156,590
Savings Deposits                              98,657                  104,035
Other Time Deposits                          620,383                  507,108
                                          ----------                 --------
  Total Interest Bearing Deposits         $1,170,637                 $975,711
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

(7) COMPREHENSIVE INCOME
    --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for Capital City Bank Group, consists solely of changes in unrealized gains (losses) on available-for-sale securities.  The Company reported total comprehensive income, net of tax, for the three and nine month periods ended September 30, 2001 and 2000, as follows (dollars in thousands):
                                            THREE MONTHS ENDED         NINE
MONTHS ENDED
                                            ------------------        ----------
---------
                                                SEPTEMBER 30
SEPTEMBER 30
                                                ------------              ------
------
                                              2001       2000           2001
2000
                                             ------     ------        -------
--------
Net Income                                   $3,742     $4,721        $12,371
$13,502
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities:
    Unrealized (Losses) Gains on Securities
      During the Period                       1,694      2,342          4,596
1,914
  Less: Reclassification Adjustments for
    Gains (Losses) in Net Income                  2          -              4
2
                                             ------     ------        -------
-------
Total Unrealized Gains (Losses)
  On Securities                               1,696      2,342          4,600
1,916
                                             ------     ------        -------
-------

Other Comprehensive Income, Net of Tax       $5,438     $7,063        $16,971
$15,418
                                             ======     ======        =======
=======

These changes reflect a market value increase in available-for-sale securities for the three and nine months ended September 30, 2001 and 2000, respectively.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                                      2001
2000                          1999
                        ---------------------------------  -----------------------
-----------------------  ----------
                          Third      Second      First       Fourth      Third
Second      First       Fourth
                        ---------- ----------  ----------  ----------  ----------
----------  ----------  ----------
Summary of Operations:
  Interest Income       $   30,258 $   30,882  $   29,137  $   28,716  $   28,019
$   26,890  $   25,711  $   25,366
  Interest Expense          12,256     13,396      13,143      12,948      12,039
11,070      10,176      10,171
                        ---------- ----------  ----------  ----------  ----------
----------  ----------  ----------
  Net Interest Income       18,002     17,486      15,994      15,768      15,980
15,820      15,535      15,195
    Provision for
    Loan Loss                1,222      1,007         822         825         735
950         610         510
                        ---------- ----------  ----------  ----------  ----------
----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Loss           16,780     16,479      15,172      14,943      15,245
14,870      14,925      14,685
  Noninterest Income         7,918      8,255       7,328       7,046       6,645
6,674       6,402       6,655
  Merger Expense                 -          -           -          12
(2)        751           -          10
  Noninterest Expense       18,993     18,132      15,840      14,847      14,684
14,502      14,353      14,463
                        ---------- ----------  ----------  ----------  ----------
----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes             5,705      6,602       6,660       7,130       7,208
6,291       6,974       6,867
  Provision for
    Income Taxes             1,963      2,322       2,311       2,478       2,487
2,123       2,361       2,548
                        ---------- ----------  ----------  ----------  ----------
----------  ----------  ----------
  Net Income            $    3,742 $    4,280  $    4,349  $    4,652  $    4,721
$    4,168  $    4,613  $    4,319
                        ========== ==========  ==========  ==========  ==========
==========  ==========  ==========
  Net Interest
    Income (FTE)        $   18,453 $   17,935  $   16,454  $   16,134  $   16,365
$   16,218  $   15,963  $   15,521

Per Common Share:
  Net Income Basic      $      .35 $      .40  $      .42  $      .46  $      .46
$      .41  $      .45  $      .42
  Net Income Diluted           .35        .40         .42         .46         .46
 .41         .45         .42
  Dividends Declared         .1475      .1475       .1475       .1475       .1325
 .1325       .1325       .1325
  Book Value                 16.24      15.87       15.62       14.56       14.08
13.51       13.20       12.96
  Market Price:
    High                     25.25      25.00       26.13       26.75       20.50
20.50       23.00       25.00
    Low                      20.87      19.88       23.13       18.88       18.75
18.00       15.00       20.19
    Close                    23.47      24.87       25.19       24.81       19.56
19.50       19.63       21.50

Selected Average
Balances:
  Loans                 $1,204,323 $1,192,103  $1,082,961  $1,053,674  $1,025,942
$  989,696  $  938,376  $  915,194
  Earning Assets         1,561,519  1,556,186   1,416,861   1,359,336   1,318,689
1,303,588   1,277,837   1,280,746
  Assets                 1,733,324  1,732,061   1,570,229   1,503,184   1,465,114
1,453,692   1,430,251   1,446,815
  Deposits               1,482,516  1,478,163   1,300,824   1,223,472   1,203,266
1,202,765   1,198,645   1,235,002
  Shareowners' Equity      170,454    169,459     155,837     146,161     141,847
137,014     133,836     131,932
  Common Equivalent
    Shares:
      Basic                 10,685     10,713      10,297      10,162      10,192
10,196      10,195      10,179
      Diluted               10,693     10,721      10,305      10,186      10,208
10,211      10,211      10,201
Ratios:
  ROA                         .86%       .99%       1.12%       1.23%       1.28%
1.15%       1.30%       1.18%
  ROE                        8.71%     10.13%      11.32%      12.66%      13.24%
12.23%      13.86%      12.99%
  Net Interest
    Margin (FTE)             4.70%      4.62%       4.70%       4.73%       4.94%
5.00%       5.02%       4.82%
  Efficiency Ratio          68.12%     65.09%      63.12%      61.03%      60.64%
60.30%      60.91%      60.67%

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

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of special charges and intangible amortization, for the three and nine months ended September 30, 2001 were $3.7 million, or $0.35 per diluted share and $12.4 million, or $1.17 per diluted share. This compares to $4.7 million, or $0.46 per diluted share and $13.5 million, or $1.32 per diluted share in 2000. For the period ended September 30, 2001, the Company has not experienced any special charges compared to $475,000, net of taxes, or $0.05 per diluted share, for the comparable period in 2000. Amortization of intangible assets, net of taxes, for the first nine months in 2001 was $2.0 million, or $0.19 per diluted share and $1.4 million, or $0.14 per diluted share for the comparable period in 2000.

Operating revenues (defined as taxable equivalent net interest income plus noninterest income) in 2001 grew $3.4 million, or 14.6%, and $8.1 million, or 11.8%, respectively, over the three and nine month periods in 2000. The Company experienced an increase in noninterest expense of 29.4% for the third quarter in 2001 and 19.6% for the first nine months of 2001, versus the comparable periods in 2000. This was attributable to continued geographic expansion and higher ongoing operating costs. These and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented below.

                                 Three Months Ended     Nine
Months Ended
                                    September 30,
September 30,
                                 ------------------    --------
-----------
                                  2001       2000       2001
2000
                                 -------    -------    -------
-------
Interest and Dividend Income     $30,258    $28,019    $90,277
$80,620
Taxable Equivalent Adjustment(1)     451        385      1,360
1,211
                                 -------    -------    -------
-------
Interest Income                   30,709     28,404     91,637
81,831
Interest Expense                  12,256     12,039     38,795
33,285
                                 -------    -------    -------
-------
Net Interest Income (FTE)         18,452     16,365     52,842
48,546
Provision for Loan Losses          1,222        735      3,051
2,295
Taxable Equivalent Adjustment        451        385      1,360
1,211
                                 -------    -------    -------
-------
Net Interest Income
  After Provision                 16,780     15,245     48,431
45,040
Noninterest Income                 7,918      6,645     23,501
19,721
Merger Expense                         -         (2)         -
749
Noninterest Expense               18,993     14,684     52,965
43,539
                                 -------    -------    -------
-------
Income Before Income Taxes         5,705      7,208     18,967
20,473
Income Taxes                       1,963      2,487      6,596
6,971
                                 -------    -------    -------
-------

Net Income                       $ 3,742    $ 4,721    $12,371
$13,502
                                 =======    =======    =======
=======
Percent Change over comparable
  prior year period               (20.74)%     7.95%
(8.38)%     23.49%

Return on Average Assets(2)          .86%      1.28%       .98%
1.24%

Return on Average Equity(2)         8.71%     13.24%      9.97%
13.11%

(1) Computed using a statutory tax rate of 35%
(2) Annualized


Net Interest Income
-------------------

Third quarter taxable equivalent net interest income increased $2.1 million, or 12.6%, over the comparable quarter in 2000. Taxable equivalent net interest income for the nine month period of 2001 increased $4.3 million, or 8.8%, over the same period of 2000. The increase in both periods is attributable to growth in earning assets. The margin improvement attributable to the higher level of earning assets was partially offset by an unfavorable rate variance driven by the rapid reduction in interest rates during 2001. The growth in the Company's balance sheet is primarily attributable to the Georgia acquisitions discussed previously. Table I on page 17 provides a comparative analysis of the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 2001, taxable-equivalent interest income increased $2.3 million, or 8.1%, and $9.8 million, or 12.0%, respectively, over the comparable prior year periods. Average loans, which represent the Company's highest yielding asset, increased $179.7 million, or 18.2%, and represented 76.7% of total earning assets for the nine months ended September 30, 2001 versus 75.7% for the comparable period in 2000. Interest income on funds sold increased $898,000 and $2.2 million from the comparable three and nine months periods in 2001, reflecting higher liquidity levels resulting from the recent Georgia acquisitions. Partially offsetting these increases was a decline in income from investment securities as maturities are not being reinvested due to the current interest rate environment and in anticipation of future loan demand. The higher level of liquidity and declining interest rates contributed to a decrease of 34 basis points in the yield on earning assets which declined from 8.41% for the first nine months of 2000 to 8.07% in 2001.

Interest expense for the three and nine month periods ended September 30, 2001, increased $217,000, or 1.8%, and $5.5 million, or 16.6%, respectively, over the comparable prior year periods. This was primarily due to the recent Georgia acquisitions, which added approximately $217 million in deposits. Interest rates have declined 400 basis points during the first nine months of 2001. Management is aggressively managing the cost of funds and has experienced a 41 basis point reduction in the average rate paid on interest bearing liabilities from the second to third quarter of 2001 and 68 basis points versus third quarter 2000. Certificates of deposit, which generally represent a higher cost deposit product to the Company, increased from 41.2% of average deposits in the first nine months of 2000 to 42.3% in 2001.

The Company's interest rate spread (defined as the average federal taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.07% in the first nine months of 2000 to 3.76% in the comparable period of 2001. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.70% and 4.65%, respectively, for the three and nine months ended of 2000, versus 4.94% and 4.99%, respectively, for the comparable periods in 2001. The decrease in spread and margin is attributable to the lower yield on earning assets.

Provision for Loan Losses
-------------------------

The provision for loan losses was $1.2 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2001, compared to $735,000 and $2.3 million for the comparable periods in 2000. While still at historically low levels, the Company continued to experience slight deterioration in credit quality. Net charge-offs increased over the first half of 2000, but remain at low levels relative to the size of the loan portfolio. Nonperforming assets increased $521,000, or 13.3%, during the first nine months of 2001. The Company's nonperforming asset ratio declined from .37% at year-end to .36% at September 30, 2001. At September 30, the reserve for loan losses was $12.3 million and represented 1.00% of total loans, consistent with the prior year-end.

For a discussion of the Company's nonperforming loans, see the section entitled "Financial Condition."

Based on current economic conditions, the low level of nonperforming loans and net charge-offs, it is management's opinion that the reserve for loan losses as of September 30, 2001, is sufficient to provide for losses inherent in the portfolio as of that date.

Charge-off activity for the respective periods is set forth below:
                                   Three Months Ended            Nine Months
Ended
(dollars in thousands)                 September 30,               September 30,
                                  ----------------------      ------------------
------
                                    2001          2000           2001
2000
                                  --------      --------      ----------    ----
------
Net Charge-Offs                   $915,000      $560,000      $2,535,000
$1,571,000

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                    .30%          .22%            .29%
 .21%

Noninterest Income
------------------

Noninterest income increased $1.3 million, or 19.2%, in the third quarter of 2001 versus the comparable quarter for 2000, and $3.8 million, or 19.2%, for the nine months ended September 30, 2001 versus the comparable period for 2000. During both periods, service charges on deposit accounts, mortgage banking revenues and other income items posted higher revenues.

Service charges on deposit accounts increased $216,000, or 9.1%, and $639,000, or 9.1%, respectively, over the comparable three and nine month periods for 2000. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The increase in the first nine months of 2001 compared to 2000, reflects an increase in number of accounts, primarily attributable to the Georgia acquisitions.

Data processing revenues decreased $124,000, or 19.7%, and $367,000, or 18.7%, respectively, over the comparable three and nine month periods in 2000. The decrease primarily reflects a reduction in the number of processing clients.

Revenue from asset management fees increased $88,000, or 16.7%, compared to the third quarter of 2000, and $182,000, or 10.2%, over the comparable nine month period in 2000. Assets generated through new production were offset by declining stock market values and distributions. At September 30, 2001, assets under management totaled $323.9 million compared to $328.5 million at September 30, 2000.

Mortgage banking revenues increased $720,000, or 184.4%, and $1.8 million, or 217.3%, respectively, over the comparable three and nine month period in 2000. The increase was due to the lower interest rate environment, resulting in fixed rate loans being generated and sold in the secondary market.

Other income increased $371,000, or 13.6%, and $1.5 million, or 18.3%, respectively, for the three and nine month periods ended September 30, 2001 over the comparable prior year periods. The increase is partially attributable to accounts receivable financing of $175,000, credit card merchant fees of $254,000, other commission revenues of $342,000, interchange commissions of $252,000, safe deposit revenues of $147,000, gains on the disposal of bank assets of $111,000 and miscellaneous recoveries of $93,000.

Noninterest income as a percent of average assets was 1.86% and 1.82%, respectively, for the first nine months of 2001 and 2000.

Noninterest Expense
-------------------

Noninterest expense increased $4.3 million, or 29.4%, and $8.7 million, or 19.6%, respectively, over the comparable three and nine month periods in 2000. All expense categories experienced increases attributable to the recent acquisitions.

Compensation expense increased $2.5 million, or 32.6%, and $5.0 million, or 22.1%, respectively, over the comparable three and nine month periods of 2000, reflecting the addition of associates through the Georgia acquisitions, annual raises, and increased pension and insurance costs for associates.

Occupancy expense, including premises, furniture, fixtures and equipment increased $542,000, or 20.4%, and $1.3 million, or 17.1%, respectively, over the comparable three and nine month periods in 2000. The increase was partially due to the addition of nine offices acquired with the two Georgia acquisitions. Office leases, maintenance/repairs, other FF&E and utilities increased $249,000, $740,000, $97,000 and
$127,000, respectively.

For the three and nine month periods ended September 30, 2001, the Company did not incur any merger related expense. This compares to $2,000 and $749,000 from the comparable periods in 2000.

Other noninterest expense (excluding merger related costs) increased $1.3 million, or 29.1%, and $2.4 million, or 16.9%, respectively, over the comparable three and nine month periods in 2000. These increases are attributable to recent acquisitions and include increases in intangible amortization of $806,000, credit cards and ATM interchange costs of $274,000, legal costs of $217,000, telephone costs of $344,000, postage of $184,000, courier costs of $111,000, disposal of bank assets of $107,000 and advertising of $220,000.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangibles and merger expense) as a percent of average assets was 2.10% in the first nine months of 2001, versus 1.99% for the first nine months of 2000. The Company's efficiency ratio (noninterest expense, net of intangibles and merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.52% in the first nine months of 2001, compared to 60.61% for the comparable period in 2000. The increase in the efficiency ratio is primarily attributable to the recent acquisitions.

Income Taxes
------------

The provision for income taxes decreased $523,000, or 21.1%, during the third quarter and $374,000, or 5.4%, during the first nine months of 2001, relative to the comparable prior year periods. The Company's effective tax rate for the first nine months of 2001 was 34.8% versus 34.1% for the comparable period in 2000. The increase in the effective tax rate is attributable to a reduction in nontaxable municipal interest.

FINANCIAL CONDITION

The Company's average assets were $1.7 billion for the first nine months of 2001 and $1.5 billion for the comparable period in 2000. Average earning assets were $1.5 billion for the nine months ended September 30, 2001, compared to $1.3 billion for the first nine months of 2000. The increase, as well as the change in the mix of earning assets, reflects the recent Georgia acquisitions and continued loan generation, partially offset by a decline in investment securities. Table I on Page 17 presents average balances for the three and nine month periods ended September 30, 2001 and 2000.

Average loans increased $179.7 million, or 18.2%, over the comparable period in 2000. Price and product competition remain strong. With the recent rate decline, there is an increased demand for fixed-rate, longer term financing. Loan growth has occurred in all categories, with the most significant increase in real estate, primarily first mortgage residential loans. Loans as a percent of average earning assets represented 76.7% of total earning assets for the nine months ended September 30, 2001 versus 75.7% for the comparable period in 2000.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2001, the average investment portfolio decreased $40.1 million, or 13.5%, from the comparable period in 2000. The decrease in the investment portfolio is available for future loan growth. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 2001, shareowners' equity included an accumulated other comprehensive gain of $3.1 million compared to a loss of $1.5 million at December 31, 2000. The increase in value reflects a decrease in interest rates during the first nine months of 2001.

At September 30, 2001, the Company's nonperforming loans were $3.2 million versus $2.9 million at year-end 2000. As a percent of nonperforming loans, the allowance for loan losses represented 386% at September 30, 2001 versus 360% at December 31, 2000 and 333% at September 30, 2000, respectively. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure, or by receiving a deed in lieu of foreclosure, was $1.2 million at September 30, 2001, compared to $971,000 at December 31, 2000, and $1.0 million at September 30, 2000. The ratio of nonperforming assets as a percent of loans plus other real estate was .36% at September 30, 2001, compared to .37% at December 31, 2000, and .40% at September 30, 2000.

Average deposits increased 18.7% from $1.2 billion for the first nine months of 2000, to $1.4 billion for the first nine months of 2001. The increase in deposits is primarily attributable to Georgia acquisitions. Excluding acquisitions, existing markets realized growth primarily in certificates of deposit, NOW accounts and noninterest bearing demand accounts.

The ratio of average noninterest bearing deposits to total deposits was 20.9% for the first nine months of 2001 compared to 22.5% for the first nine months of 2000. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 79.2% and 78.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, for a financial institution, is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management has implemented a financial structure that provides ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposits, sources of funds available to meet liquidity demands for the subsidiary banks include federal funds sold, near-term loan maturities, securities held in the available-for-sale portfolio, and the ability to purchase funds through established lines of credit with correspondent banks and the Federal Home Loan Bank. Additionally, the parent company maintains a $25 million revolving line of credit. As of September 30, 2001 there was $2.3 million outstanding under this facility. The Company did not reduce the outstanding principal on the line of credit during the first nine months of 2001.

The Company's equity capital was $173.6 million as of September 30, 2001, compared to $147.6 million as of December 31, 2000. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a "well capitalized" position. The leverage ratio was 7.49% at September 30, 2001, versus 8.30% at December 31, 2000. Further, the Company's risk-adjusted capital ratio of 11.67% significantly exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its Group banks. At September 30, 2001, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations.

During the first nine months of 2001, shareowners' equity increased $26.0 million, or 23.6%, on an annualized basis. Growth in equity during the first nine months was favorably impacted by net income of $12.4 million and issuance of common stock of $17.5 million and a change in the net unrealized gain
(loss) on available-for-sale securities from a loss at year-end of $1.5 million to a gain of $3.1 million. Equity was reduced by dividends paid during the first nine months of $4.8 million, or $.4425 per share and the repurchase of common stock of $3.7 million.

The Company's common stock had a diluted book value of $16.24 per share at September 30, 2001 compared to $14.56 at December 31, 2000. On March 30, 2000, the Company announced the authorization to repurchase 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. To date, 281,134 shares have been repurchased.

TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                          FOR THREE MONTHS ENDED SEPTEMBER 30,
                                             2001                       2000
                                -------------------------  ---------------------
----
                                  Balance  Interest  Rate    Balance  Interest
Rate
                                ---------- --------  ----  ---------- --------
----
ASSETS
Loans, Net of Unearned
  Interest(1)                   $1,204,323  $26,199  8.63% $1,025,943  $24,108
9.35%
Taxable Investment Securities      162,680    2,294  5.59%    193,902    2,838
5.89%
Tax-Exempt Investment
  Securities(2)                     76,182    1,179  6.19%     90,641    1,320
5.83%
Funds Sold                         118,334    1,036  3.46%      8,205      138
6.63%
                                ----------  -------  ----  ----------  -------
----
   Total Earning Assets          1,561,519   30,709  7.81%  1,318,691   28,404
8.57%
Cash & Due From Banks               68,198                     59,831
Allowance for Loan Losses          (12,081)                   (10,578)
Other Assets                       115,688                     97,172
                                ----------                 ----------
      TOTAL ASSETS              $1,733,324                 $1,465,116
                                ==========                 ==========
LIABILITIES
NOW Accounts                    $  218,756  $ 1,000  1.81% $  172,910  $ 1,115
2.56%
Money Market Accounts              220,338    1,667  3.00%    159,360    1,718
4.29%
Savings Accounts                   115,404      521  1.79%    105,813      640
2.40%
Other Time Deposits                618,390    8,454  5.42%    495,773    6,979
5.61%
                                ----------  -------  ----  ----------  -------
----
   Total Int. Bearing Deposits   1,172,888   11,642  3.94%    933,856   10,452
4.46%
Short-Term Borrowings               43,855      374  3.38%     89,598    1,391
6.18%
Long-Term Debt                      16,221      240  5.90%     12,706      196
6.14%
                                ----------  -------  ----  ----------  -------
----
    Total Interest Bearing
      Liabilities                1,232,964   12,256  3.94%  1,036,160   12,039
4.62%
Noninterest Bearing Deposits       309,628   ------  ----     269,410   ------
----
Other Liabilities                   20,278                     17,699
                                ----------                 ----------
     TOTAL LIABILITIES           1,562,870                  1,323,269

SHAREOWNERS' EQUITY
Common Stock                           106                        102
Surplus                             20,908                      9,342
Other Comprehensive Income           1,578                     (5,609)
Retained Earnings                  147,862                    138,012
                                ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY        170,454                    141,847
                                ----------                 ----------
  TOTAL LIABILITIES & EQUITY    $1,733,324                 $1,465,116
                                ==========                 ==========

Interest Rate Spread                                 3.87%
3.95%
                                                     ====
====
Net interest Income                         $18,453                    $16,365
                                            =======                    =======
Net Yield on Earning Assets                          4.69%
4.94%
                                                     ====
====


                                           FOR NINE MONTHS ENDED SEPTEMBER 30,
                                             2001                       2000
                                -------------------------  ---------------------
----
                                  Balance  Interest  Rate    Balance  Interest
Rate
                                ---------- --------  ----  ---------- --------
----
ASSETS
Loans, Net of Unearned
  Interest(1)                   $1,164,668  $77,418  8.89% $  984,991  $67,901
9.21%
Taxable Investment Securities      175,707    7,505  5.71%    201,779    8,904
5.89%
Tax-Exempt Investment
  Securities(2)                     80,474    3,691  6.12%     94,457    4,156
5.87%
Funds Sold                          96,958    3,023  4.13%     18,960      870
6.07%
                                ----------  -------  ----  ----------  -------
----
   Total Earning Assets          1,517,807   91,637  8.07%  1,300,187   81,831
8.41%
Cash & Due From Banks               69,478                     62,736
Allowance for Loan Losses          (11,757)                   (10,369)
Other Assets                       110,003                     97,260
                                ----------                 ----------
      TOTAL ASSETS              $1,685,531                 $1,449,814
                                ==========                 ==========

LIABILITIES
NOW Accounts                    $  213,686  $ 3,562  2.23% $  170,398  $ 3,088
2.42%
Money Market Accounts              200,369    5,240  3.50%    160,603    4,944
4.11%
Savings Accounts                   111,254    1,668  2.00%    105,043    1,760
2.24%
Other Time Deposits                603,204   25,671  5.69%    494,084   19,482
5.26%
                                ----------  -------  ----  ----------  -------
----
   Total Int. Bearing Deposits   1,128,513   36,141  4.28%    931,128   29,274
4.20%
Short-Term Borrowings               58,399    1,980  4.53%     80,302    3,379
5.62%
Long-Term Debt                      15,806      674  5.71%     13,610      632
6.20%
                                ----------  -------  ----  ----------  -------
----
    Total Interest Bearing
      Liabilities                1,202,718   38,795  4.31%  1,025,040   33,285
4.34%
Noninterest Bearing Deposits       298,111   ------  ----     270,448   ------
----
Other Liabilities                   18,769                     16,731
                                ----------                 ----------
     TOTAL LIABILITIES           1,519,598                  1,312,219

SHAREOWNERS' EQUITY
Common Stock                           106                        102
Surplus                             18,326                      9,353
Other Comprehensive Income             595                     (6,615)
                                ----------                 ----------
Retained Earnings                  146,906                    134,755
                                ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY        165,933                    137,595
                                ----------                 ----------
  TOTAL LIABILITIES & EQUITY    $1,685,531                 $1,449,814
                                ==========                 ==========

Interest Rate Spread                                 3.76%
4.07%
                                                     ====
====
Net interest Income                         $52,842                    $48,546
                                            =======                    =======
Net Yield on Earning Assets                          4.65%
4.99%
                                                     ====
====


(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $1.0 million and $3.1 million for the three and nine months ended
    September 30, 2001, versus $1.0 million and $3.0 million, for the comparable periods ended September 30, 2000.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35%
    federal tax rate.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 19. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 2001 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)
Other Than Trading Portfolio                              September 30, 2001
--------------------------------------------------------------------------------
------------------------------     Market
                               Year 1      Year 2      Year 3      Year 4
Year 5      Beyond      Total        Value
                            ----------    --------    --------    --------    --
------    --------  ----------   ----------
Loans
  Fixed Rate                $   93,818    $ 53,993    $ 54,057    $ 51,025    $
47,419    $120,085  $  420,398   $  432,923
    Average Interest Rate        8.45%       8.95%       9.33%       9.48%
9.08%       7.84%       8.65%
  Floating Rate(2)             434,400      59,567      76,362      63,220
94,076      83,314     810,939      835,099
    Average Interest Rate        7.00%       8.76%       7.97%       8.64%
8.32%       7.92%       7.60%
Investment Securities(3)
  Fixed Rate                    55,696      30,651      35,598      26,097
14,473      66,951     229,466      229,466
    Average Interest Rate        5.39%       5.04%       4.69%       4.16%
4.60%       5.28%       5.01%
  Floating Rate                  1,598           0       5,830           0
0         503       7,931        7,931
    Average Interest Rate        5.17%           0       5.69%           0
0       6.05%       5.61%
Other Earning Assets
  Fixed Rates                        0           0           0           0
0           0           0            0
    Average Interest Rates           0           0           0           0
0           0           0
  Floating Rates               125,223           0           0           0
0           0     125,223      125,223
    Average Interest Rates       2.91%           0           0           0
0           0       2.91%
Total Financial Assets      $  710,735    $144,211    $171,847    $140,343
$155,969    $270,853  $1,593,957   $1,629,335
    Average Interest Rates       6.34%       8.04%       7.64%       8.11%
8.21%       7.23%       7.12%

Deposits(4)
  Fixed Rate Deposits       $  553,299    $ 46,488    $ 12,967    $  5,474    $
2,155    $      0  $  620,383   $  631,695
    Average Interest Rates       4.90%       5.06%       5.23%       5.48%
4.89%           0       4.93%
  Floating Rate Deposits       550,254           0           0           0
0           0     550,254      550,254
    Average Interest Rates       2.13%           0           0           0
0           0       2.13%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                2,798       1,048       1,027         988
905       7,311      14,077       14,480
    Average Interest Rate        5.52%       6.06%       6.03%       6.00%
5.99%       6.00%       5.91%
  Floating Rate Debt            54,949           0           0           0
0           0      54,949       54,949
    Average Interest Rate        3.92%           0           0           0
0           0       3.92%
Total Financial Liabilities $1,161,300    $ 47,536    $ 13,994    $  6,462    $
3,060   $   7,311  $1,239,663   $1,251,378
    Average interest Rate        1.21%       0.13%       0.44%       0.92%
1.77%       6.00%       1.19%

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

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

27   Financial Data Schedule

(B)  Reports on Form 8-K

No Form 8-K was filed by Capital City Bank Group, Inc. during the third quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/s/ J. Kimbrough Davis
------------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 14, 2001