Form 10-K
period 2001-12-31
CAPITAL CITY BANK GROUP INC
filed 2002-03-28
CIK 726601

Form 10-K



                 Securities and Exchange Commission


                       Washington, D.C. 20549


 Annual Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act
                             Of 1934

           For the Fiscal Year Ended December 31, 2001

                 Commission File Number 0-13358

                  CAPITAL CITY BANK GROUP, INC.
              Incorporated in the State of Florida

        I.R.S. Employer Identification Number 59-2273542

  Address: 217 North Monroe Street, Tallahassee, Florida  32301

                    Telephone: (850) 671-0300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 6, 2002, there were issued and outstanding 10,627,669 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol "CCBG". The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq on March 6, 2002, was $147.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.


CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2001 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                     PAGE
------                                                     ----


Item 1.  Business                                             3
Item 2.  Properties                                          15
Item 3.  Legal Proceedings                                   15
Item 4.  Submission of Matters to a Vote of Security Holders 15

PART II
-------

Item 5.  Market for the Registrant's Common Equity and
         Related Shareowner Matters                          15
Item 6.  Selected Financial & Other Data                     16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 17
Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk                                         42
Item 8.  Financial Statements and Supplementary Data         45
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                74

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant 74
Item 11.  Executive Compensation                             74
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                     74
Item 13.  Certain Relationships and Related Transactions     74


PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                74


PART I

ITEM 1.  BUSINESS
-----------------
This Report and other Company communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


General
-------
Capital City Bank Group, Inc. ("CCBG" or "Company"), is a financial holding company registered under the Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach-Bliley Act") and is subject to the Bank Holding Company Act of 1956. CCBG was organized under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG's bank subsidiary, Capital City Bank ("CCB" or the "Bank").

At December 31, 2001, the Company had consolidated total assets of $1.8 billion and shareowners' equity of $171.8 million. Its principal asset is the capital stock of Capital City Bank ("CCB" or "Bank"). CCB accounted for approximately 100% of the consolidated assets at December 31, 2001, and 100% of consolidated net income of the Company for the year ended December 31, 2001. In addition to its banking subsidiary, the Company has six other indirect subsidiaries, Capital City Trust Company, Capital City Securities, Inc., Capital City Mortgage Company (inactive), Capital City Services Company, First Insurance Agency of Grady County and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of Capital City Bank.

On March 9, 2001, the Company completed its second purchase and assumption transaction with First Union National Bank ("First Union") and acquired six of First Union's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which is being amortized over a 10-year period. The Company purchased $18 million in loans and assumed deposits of $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with CCBG, and First National Bank of West Point merged with CCB. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc., resulting in the issuance of 701,000 CCBG shares and paid consideration of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangibles, primarily goodwill. These intangible assets are being amortized over a 15-year period.

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County ("FNBGC") in Cairo, Georgia. At the time of the acquisition, FNBGC had $119 million in assets with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of FNBGC. Grady Holding Company was merged with CCBG, and FNBGC became a second bank subsidiary for CCBG. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented. On November 2, 2001, the merger of FNBGC with CCB was completed, and CCB became the resulting bank and only bank subsidiary of CCBG.


On December 4, 1998, the Company completed its first purchase and assumption transaction with First Union and acquired eight of First Union's offices which included deposits. The Company paid a premium of $16.9 million, and assumed approximately $219 million in deposits and acquired certain real estate. The premium is being amortized over a 10-year period.

On January 31, 1998, the Company completed its purchase and assumption transaction with First Federal Savings & Loan Association of Lakeland, Florida ("First Federal-Florida") and acquired five of First Federal-Florida's offices in Florida which included loans and deposits. The Company paid a deposit premium of $3.6 million and assumed $55 million in deposits and purchased loans equal to $44 million. Four of the five offices were merged into existing offices of CCB. The deposit premium is being amortized over a 15-year period.

Dividends and management fees received from the Bank are the Company's only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled "Regulatory Considerations" and Note 14 in the Notes to Consolidated Financial Statements for additional information.
The Company had a total of 787 (full-time equivalent) associates at March 6, 2002. Page 17 contains other financial and statistical information about the Company.

Banking Services
----------------
CCB is a Florida chartered bank. The Bank is a full service bank, engaged in the commercial and retail banking business, including accepting demand, savings and time deposits; extending credit; originating residential mortgage loans; and providing data processing services, asset management services, trust services, retail brokerage services and a broad range of other financial services to corporate and individual customers, governmental entities and correspondent banks.

The Bank is a member of the "Star" ATM Network which enables customers to utilize their "QuickBucks" or "QuickCheck" cards to access cash at automatic teller machines ("ATMs") or point of sale merchants located throughout Florida, Georgia and Alabama. Additionally, customers may access their cash outside Florida, Georgia and Alabama through various interconnected ATM networks and merchant locations.

Data Processing Services
------------------------
Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial customers located throughout North Florida and South Georgia. As of March 6, 2002, the Services Company is providing computer services to five correspondent banks which have relationships with Capital City Bank.

Trust Services
--------------
Capital City Trust Company is the investment management arm of Capital City Bank. The Trust Company provides asset management for individuals through agency, personal trust, IRA's and personal investment management accounts. Administration of pension, profit sharing and 401(k) plans is a significant product line. Associations, endowments and other non-profit entities hire the Trust Company to manage their investment portfolios. Individuals requiring the services of a trustee, personal representative or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $337.0 million as of December 31, 2001, with total assets under administration exceeding $381.4 million.

Brokerage Services
------------------
The Company offers access to retail investment products through Capital City Securities, Inc., a wholly-owned subsidiary of Capital City Bank. These products are offered through INVEST Financial Corporation, member NASD and SIPC. Non-deposit investment and insurance products are: (1) not FDIC insured; (2) not deposits, obligations, or guaranteed by any bank; and (3) subject to investment risk, including the possible loss of principal amount invested. Capital City Securities, Inc.'s brokers are licensed through INVEST Financial Corporation, and offer a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. CCBG and its subsidiaries are not affiliated with INVEST Financial Corporation.

Competition
-----------
The banking business is rapidly changing and CCBG and its subsidiaries operate in a highly competitive environment, especially with respect to services and pricing. Consolidation of the industry significantly alters the competitive environment within the Florida, Georgia and Alabama markets and, management believes, further enhances the Company's competitive position and opportunities in many of its markets. CCBG's primary market area is 17 counties in Florida, four counties in Georgia and one county in Alabama. In these markets, the Banks compete against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon
County. Capital City Bank's Leon County deposits totaled $528.9 million, or 34.1%, of the Company's consolidated deposits at December 31, 2001.

The following table depicts CCBG's market share percentage within each respective county, based on total commercial bank deposits within the county.

                                             Market Share
                                         as of September 30
                                     2001       2000       1999
                                    ------     ------     ------
Florida:
  Bradford County <F1><F2>           41.4%      45.8%      46.1%
  Citrus County                       4.0%       3.8%       4.2%
  Clay County                         3.9%       4.1%       4.6%
  Dixie County                       18.7%      14.2%      15.2%
  Gadsden County                     30.7%      27.9%      29.0%
  Gilchrist County                   39.2%      48.3%      50.0%
  Gulf County                        40.4%      43.3%      39.8%
  Hernando County                     1.7%       1.6%       2.2%
  Jefferson County                   28.6%      28.9%      24.7%
  Leon County                        25.4%      21.5%      21.6%
  Levy County                        37.3%      36.5%      37.4%
  Madison County                     23.7%      21.2%      21.5%
  Pasco County                        1.0%       1.1%       1.6%
  Putnam County                      23.5%      22.3%      24.2%
  Suwannee County                    19.5%      19.3%      20.5%
  Taylor County                      33.4%      35.1%      33.6%
  Washington County                  22.5%      22.6%      23.9%

Georgia:<F3>
  Bibb County<F4>                     3.6%        --         --
  Burke County<F4>                   11.4%        --         --
  Grady County                       43.3%      43.5%      44.5%
  Troup County<F4>                   11.2%        --         --
Alabama:<F3>
  Chambers County<F4>                 3.4%        --         --

<F1> Obtained from the September 30 Office Level Report published by the Florida Bankers Association for each year.

<F2> Does not include Alachua, Marion and Wakulla counties where
Capital City Bank maintains residential mortgage lending offices.

<F3> Obtained from the June 30 FDIC/OTS Summary of Deposits
Report.

<F4> Entered the market in March 2001.

The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 2001.

                        Number of         Number of Commercial
County              Commercial Banks          Bank Offices
-------------------------------------------------------------
Florida:<F1>
  Bradford                   3                      3
  Citrus                     8                     38
  Clay                       9                     24
  Dixie                      3                      4
  Gadsden                    4                      8
  Gilchrist                  3                      5
  Gulf                       2                      3
  Hernando                  11                     32
  Jefferson                  2                      2
  Leon                      12                     57
  Levy                       4                     11
  Madison                    5                      5
  Pasco                     18                     79
  Putnam                     5                     11
  Suwannee                   3                      4
  Taylor                     3                      4
  Washington                 3                      3
Georgia:<F2>
  Bibb                      10                     52
  Burke                      5                     10
  Grady                      5                      9
  Troup                      8                     21
Alabama:<F2>
  Chambers                   5                     11

<F1> Obtained from the September 30 Office Level Report published by the Florida Bankers Association for each year.

<F2> Obtained from the June 30 FDIC/OTS Summary of Deposits
Report.


REGULATORY CONSIDERATIONS
-------------------------
The Company and the Bank must comply with state and federal banking laws and regulations that control virtually all aspects of operations. These laws and regulations generally aim to protect depositors, not shareholders. Any changes in applicable laws or regulations may materially affect the business and prospects of the Company. Such legislative or regulatory changes may also affect the operations of the Company and the Bank. The following description summarizes some of the laws and regulations to which the Company and the Bank are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

General
-------
The Company has elected to be registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"). As a result, the Company is subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Financial Holding Companies
---------------------------
Permitted Activities. The Gramm-Leach-Bliley Act was enacted on November 12, 1999, and repealed two anti-affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act contained provisions that expressly preempted most state laws restricting state banks from owning or acquiring interests in financial affiliates, such as insurance companies. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. A bank holding company may now engage in a full range of activities that are financial in nature by electing to become a "Financial Holding Company." Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Except for those activities that are now permitted for financial holding companies by the Gramm-Leach-Bliley Act, these restrictions will apply to the Company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The Federal Reserve has determined the following activities, among others, to be permissible for bank holding companies:
   . Factoring accounts receivable
   . Acquiring or servicing loans
   . Leasing personal property
   . Conducting discount securities brokerage activities
   . Performing certain data processing services
   . Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions
   . Performing certain insurance underwriting activities

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

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the State of Florida. Florida statutes define "control" as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Department of Banking and Finance (the "Florida Department"). These requirements will effect the Company because CCB is chartered under Florida law and changes in control of the Company are indirect changes in control of CCB.

TYING. Financial holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services offered by the holding company or its affiliates.

CAPITAL; DIVIDENDS; SOURCE OF STRENGTH. The Federal Reserve imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company. The ability of the Bank to pay dividends, however, will be subject to regulatory restrictions which are described below under "Dividends." The Company is also able to raise capital for contributions to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Capital City Bank
-----------------
CCB is a banking institution that is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the Florida Department. The Florida Department supervises and regulates all areas of CCB's operations including, without limitation, the making of loans, the issuance of securities, the conduct of CCB's corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends and the establishment or closing of branches. CCB is also a member bank of the Federal Reserve System, which makes CCB's operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, CCB's deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over CCB.

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

Reserves
--------
The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

Institutions are authorized to borrow from the Federal Reserve
Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds before borrowing from the Federal Reserve Bank.

Dividends
---------
CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from CCB for its cash needs, including funds for acquisitions and the payment of dividends, interest and operating expenses.

In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to Section 658.37 of the Florida Banking Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank's retained net profits for the preceding two years and, with the approval of the Florida Department, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

Insurance of Accounts and Other Assessments
-------------------------------------------
The deposit accounts of CCB are insured by the Bank Insurance Fund of the FDIC generally up to a maximum of $100,000 per separately insured depositor, and the Bank is subject to FDIC deposit insurance assessments. The federal banking agencies may prohibit any FDIC-insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance fund. Pursuant to FDICIA, the FDIC adopted a risk-based system for determining deposit insurance assessments under which all insured institutions were placed into one of nine categories and assessed insurance premiums, ranging from 0.0% to 0.27% of insured deposits, based upon their level of capital and supervisory evaluation. Because the FDIC sets the assessment rates based upon the level of assets in the insurance fund, premium rates rise and fall as the number and size of bank failures increase and decrease, respectively. Under the system, institutions are assigned to one of three capital categories based solely on the level of an institution's capital, "well capitalized," "adequately capitalized" and "undercapitalized." These three groups are then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered to be healthy to those that are considered to be of substantial supervisory concern. Bank Insurance Fund and Savings Association Insurance Fund deposits may be assessed at different rates. Furthermore, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 requires Bank Insurance Fund insured banks to participate in the payment of interest due on Financing Corporation bonds used to finance the thrift bailout.

Transactions With Affiliates
----------------------------
The authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Bank, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the Federal Reserve for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"), member banks are subject to restrictions regarding transactions with affiliates ("Covered Transactions").

With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is controlled by a company that controls the Bank, a bank or savings association subsidiary of the Bank, any persons who own, control or vote more than 25% of any class of stock of the Bank or the Company and any persons who the Board of Directors determines exercises a controlling influence over the management of the Bank or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. Such transactions between the Bank and their respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness.

Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Bank to affiliates, must be on terms and conditions that are substantially the same, or at least as favorable to the bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

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

Community Reinvestment Act
--------------------------
The Community Reinvestment Act of 1977 ("CRA") and theregulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. Federal banking agencies are required to make public a rating of a bank's performance under the CRA. In the case of a financial holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction.

Capital Regulations
-------------------
The Federal Reserve has adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The Company and the Bank currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and management of the Company and the Bank is unaware of any material violation or alleged violation of these regulations, policies or directives.

Interstate Banking and Branching
--------------------------------
The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act now provides that adequately capitalized and managed financial holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

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

Consumer Laws and Regulations
-----------------------------
The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Future Legislative Developments
-------------------------------
Various legislation, including proposals to modify the bank regulatory system, expand the powers of banking institutions and financial holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which the Company and its banking subsidiary operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Expanding Enforcement Authority
-------------------------------
One of the major additional burdens imposed on the banking industry by the FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Effect of Governmental Monetary Policies
----------------------------------------
The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors,including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

ITEM 2.  PROPERTIES
-------------------
Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest. Lease payments during 2001 totaled approximately $69,400.

As of March 6, 2002, the Company had 56 banking locations. Of the 56 locations, the Company leases either the land or buildings
(or both) at nine locations and owns the land and buildings at the remaining 47.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
The Company is a party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ----
--------------------------------------------------------
Not Applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREOWNER MATTERS
------------------------------------------------------
The Company's common stock trades on the Nasdaq National Market under the symbol "CCBG".

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years. The Company had a total of 1,473 shareowners of record at March 6, 2002.

                                   2001                            2000
                     ------------------------------   --------------------------
                     ----
                      Fourth  Third   Second  First   Fourth  Third  Second
First
                       Qtr.    Qtr.    Qtr.   Qtr.     Qtr.    Qtr.  Qtr.   Qtr.
                     ------------------------------   --------------------------
---
Common stock price:
  High               $24.67  $25.25  $25.00  $26.13   $26.75  $20.50  $20.50
$23.00
  Low                 21.90   20.87   19.88   23.13    18.88   18.75   18.00
15.00
  Close               24.23   23.47   24.87   25.19    24.81   19.56   19.50
19.63
Cash dividends
  declared per share  .1525   .1475   .1475   .1475    .1475   .1325   .1325
..1325

Future payment of dividends will be subject to determinationand declaration by the Board of Directors. The payment of dividends by the Company is limited by Florida law. There are also legal limits on the frequency and amount of dividends that can be paid by CCB to the Company. See subsection entitled "Dividends" on page 40. These restrictions may limit the Company's ability to pay dividends to its shareowners. As of March 6, 2002, the Company does not believe these restrictions will impair the Company's ability to declare and pay its routine and customary dividends.


ITEM 6.  SELECTED FINANCIAL & OTHER DATA
----------------------------------------

(Dollars in Thousands, Except Per Share Data)<F1>
                                               For the Years Ended December 31,
                                 -----------------------------------------------
---------
                                     2001       2000         1999         1998
1997
---------------------------------------------------------------------------------
-------
Interest Income                  $  118,983  $  109,334  $   99,685  $   89,010
$84,981
Net Interest Income                  70,734      63,100      58,438      53,762
52,293
Provision for Loan Losses             3,983       3,120       2,440       2,439
2,328
Net Income                           16,866      18,153      15,252      15,294
14,401

Per Common Share:
  Basic Net Income               $     1.59  $     1.78  $     1.50  $     1.51
$   1.44
  Diluted Net Income                   1.59        1.78        1.50        1.50
1.43
  Cash Dividends Declared              .595        .545       .5525         .45
..37
  Book Value                          16.08       14.56       12.96       12.69
11.54

Based on Net Income:
  Return on Average Assets             0.99%       1.24%       1.06%       1.30%
1.30%
  Return on Average Equity            10.00       12.99       11.64       12.37
13.10
  Dividend Pay-out Ratio              37.42       30.62       32.86       28.20
26.10

Averages for the Year:
  Loans, Net of Unearned
    Interest                     $1,184,290  $1,002,122  $  884,323  $  824,197
$770,416
  Earning  Assets                 1,534,548   1,315,024   1,291,262   1,065,677
1,000,466
  Assets                          1,704,167   1,463,612   1,444,069   1,180,785
1,108,088
  Deposits                        1,442,916   1,207,103   1,237,405     985,119
924,891
  Long-Term Debt                     15,308      13,070      17,274      18,041
19,412
  Shareowners' Equity               168,652     139,738     131,058     123,647
109,948

Year-End Balances:
  Loans, Net of Unearned
    Interest                     $1,243,351  $1,051,832  $  928,486  $  844,217 $
775,451
  Earning Assets                  1,626,841   1,369,294   1,263,296   1,288,439
998,401
  Assets                          1,821,423   1,527,460   1,430,520   1,443,675
1,116,651
  Deposits                        1,550,101   1,268,367   1,202,658   1,253,553
922,841
  Long-Term Debt                     13,570      11,707      14,258      18,746
18,106
  Shareowners' Equity               171,783     147,607     132,216     128,862
115,807
  Equity to Assets Ratio               9.43%       9.66%       9.24%       8.93%
10.37%

Other Data:
  Basic Average Shares
    Outstanding                  10,593,566  10,186,199  10,174,945  10,146,393
10,031,116
  Diluted Average Shares
    Outstanding                  10,633,948  10,214,842  10,196,233  10,167,630
10,063,852
  Shareowners of Record<F2>           1,473       1,599       1,362       1,334
1,234
  Banking  Locations<F2>                 56          56          48          46
39
  Full-Time Equivalent
    Associates<F2>                      787         791         678         677
637

<F1> All share and per share data have been restated to reflect the pooling-of interests of Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998, and the 2-for-1 stock split effective April 1, 1997.

<F2> As of March 6th of the following year for the fiscal year ended 2001.  As of March 9th of the following year for the fiscal year ended 2000. As of March 1st of the following year for the fiscal years ended 1999, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
FINANCIAL REVIEW
This Report and other Company communications and statements may contain "forward-looking statements." These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements:

.. The strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

.. The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

..  Inflation, interest rate, market and monetary fluctuations;

.. Adverse conditions in the stock market and other capital markets and the impact of those conditions on our capital markets and capital management activities, including our investment and wealth management advisory businesses, and brokerage activities;

..  The timely development of competitive new products and
   services by us and   the acceptance of those products and
   services by new and existing customers;

.. The willingness of customers to accept third-party products marketed by us;

.. The willingness of customers to substitute competitors' products and services for our products and services and vice versa;

.. The impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance);

..  Technological changes;

..  Changes in consumer spending and saving habits;

.. The effect of corporate restructuring, acquisitions or dispositions, including the actual restructuring and other related charges and the failure to achieve the expected gains, revenue growth or expense savings from such corporate restructuring, acquisitions or dispositions;

.. The growth and profitability of our non-interest or fee income being less than expected;

..  Unanticipated regulatory or judicial proceedings;

..  The impact of changes in accounting policies by the SEC;

.. Adverse changes in the financial performance and/or condition of our borrowers, which could impact the repayment of those borrowers' outstanding loans; and

..  Our success at managing the risks involved in the foregoing.

We caution that the foregoing list of important factors is not exhaustive. Also, we do not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

This section provides supplemental information which should be read in conjunction with the Consolidated Financial Statements and related notes. The Financial Review is divided into three subsections entitled "Earnings Analysis", "Financial Condition", and "Liquidity and Capital Resources". Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2001 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company". Capital City Bank is referred to as "CCB" or the "Bank".

The year-to-date averages used in this report are based on daily balances for each respective year. In certain circumstances, comparing average balances for the fourth quarters of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table 2 for annual averages and Table 14 for financial information presented on a quarterly basis.

On March 9, 2001, the Company completed its second purchase and assumption transaction with First Union National Bank ("First Union") and acquired six of First Union's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which is being amortized over a 10-year period. The Company purchased $18 million in loans and assumed deposits of $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with CCBG, and First National Bank of West Point merged with CCB. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc., resulting in the issuance of 701,000 CCBG shares and paid consideration of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangibles, primarily goodwill. These intangible assets are being amortized over a 15-year period.

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County ("FNBGC") in Cairo, Georgia. At the time of the acquisition, FNBGC had $119 million in assets with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of FNBGC. Grady Holding Company was merged with CCBG, and FNBGC became a second bank subsidiary for CCBG. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented. On November 2, 2001, the merger of FNBGC with CCB was completed, and CCB became the resulting bank and only bank subsidiary of CCBG.

The Company is headquartered in Tallahassee and, as of December
31, 2001, had 56 offices covering 17 counties in Florida, four counties in Georgia and one county in Alabama.

EARNINGS ANALYSIS

Earnings, after considering the effects of merger-related expenses (primarily integration costs which include severance payments, system conversion costs and travel) and intangible amortization, were $16.9 million, or $1.59 per diluted share. This compares to $18.2 million, or $1.78 per diluted share in 2000 and $15.3 million, or $1.50 per diluted share in 1999. During 2001, merger-related expenses, net of taxes, totaled $361,000, or $.03 per diluted share, compared to $482,000, or $.05 per diluted share in 2000 and $1.2 million, or $.12 per diluted share in 1999. Amortization of intangible assets, net of taxes, in 2001 totaled $2.6 million, or $.24 per diluted share, compared to $1.9 million, or $.19 per diluted share in 2000 and 1999.

The decline in earnings was attributable to continued geographic expansion and higher ongoing operating costs, primarily pension costs and healthcare premiums. A further discussion of the Company's operating costs can be found in the section entitled "Noninterest Expense". Partially offsetting the higher expense level was an increase in operating revenues of $12.9 million, or 14.4%, over 2000, driven by growth in earning assets and fee income. This and other factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.

Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)
                                                For the Years Ended December 31,
                                           -------------------------------------
                                           ---
                                               2001           2000
                                           1999
                                           -------------------------------------
                                           ---
-
Interest Income                            $118,983       $109,334       $
99,685
Taxable Equivalent Adjustments                1,775          1,577
1,761
                                           --------       --------       -------
Total Interest Income (FTE)                 120,758        110,911
101,446
Interest Expense                             48,249         46,234
41,247
                                           --------       --------       -------
Net Interest Income (FTE)                    72,509         64,677
60,199
Provision for Loan Losses                     3,983          3,120
2,440
Taxable Equivalent Adjustments                1,775          1,577
1,761
                                           --------       --------       -------
Net Interest Income After Provision
      for Loan Losses                        66,751         59,980
55,998
Noninterest Income                           32,037         26,769
26,561
Noninterest Expense                          72,804         59,147
59,828
                                           --------       --------       -------
Income Before Income Taxes                   25,984         27,602
22,731
Income Taxes                                  9,118          9,449
7,479
                                           --------       --------       -------
Net Income                                 $ 16,866       $ 18,153       $
15,252
                                           ========       ========
========
Basic Net Income Per Share                 $   1.59       $   1.78       $
1.50
                                           ========       ========
========
Diluted Net Income Per Share               $   1.59       $   1.78       $
1.50
                                           ========       ========
========

Net Interest Income
-------------------
Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. An analysis of the Company's net interest income, including average yields and rates, is presented in Tables 2 and 3. This information is presented on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 2001, taxable equivalent net interest income increased $7.8 million, or 12.1%. This follows an increase of $4.5 million, or 7.4%, in 2000, and $5.0 million, or 9.1%, in 1999. The increase in taxable equivalent net interest income during 2001 is due to growth in earning assets. Internally generated growth from existing markets, which along with acquisition growth, combined to produce a favorable volume variance of $11.8 million.

Table 2
AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                                            2001
                                             -----------------------------
                                               Average              Average
                                               Balance    Interest   Rate
                                             -----------------------------
Assets:
 Loans, Net of Unearned Interest<F1><F2>     $1,184,290   $102,737   8.68%
 Taxable Investment Securities                  170,328      9,619   5.65
 Tax-Exempt Investment Securities<F2>            78,928      4,792   6.07
 Funds Sold                                     101,002      3,610   3.55
                                             ----------   --------   ----
    Total Earning Assets                      1,534,548    120,758   7.87

 Cash & Due From Banks                           69,242
 Allowance For Loan Losses                      (11,910)
 Other Assets                                   112,287
                                             ----------
    TOTAL ASSETS                             $1,704,167
                                             ==========
Liabilities:
 NOW Accounts                                $  214,881   $  4,046   1.88%
 Money Market Accounts                          208,526      6,237   2.99
 Savings Accounts                               108,284      1,865   1.72
 Other Time Deposits                            604,909     33,066   5.47
                                             ----------   --------   ----
    Total Interest Bearing Deposits           1,136,600     45,214   3.98
 Short-Term Borrowings                           58,111      2,164   3.72
 Long-Term Debt                                  15,308        871   5.69
                                             ----------   --------   ----
    Total Interest Bearing Liabilities        1,210,019     48,249   3.99
 Noninterest Bearing Deposits                   306,316   --------   ----
 Other Liabilities                              19,180
                                             ---------

    TOTAL LIABILITIES                         1,535,515

Shareowners' Equity:
 Common Stock                                       106
 Additional Paid-In Capital                      18,966
 Retained Earnings                              149,580
                                             ----------
    TOTAL SHAREOWNERS' EQUITY                   168,652
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                  $1,704,167
                                             ==========
Interest Rate Spread                                                 3.88%
                                                                     ====
Net Interest Income                                       $ 72,509
                                                          ========
Net Interest Margin<F3>                                              4.73%
                                                                     ====


                                                           2000
                                             -----------------------------
                                               Average              Average
                                               Balance    Interest   Rate
                                             -----------------------------
Assets:
 Loans, Net of Unearned Interest<F1><F2>     $1,002,122   $ 92,486   9.23%
 Taxable Investment Securities                  199,234     11,701   5.87
 Tax-Exempt Investment Securities<F2>            92,440      5,403   5.84
 Funds Sold                                      21,228      1,321   6.22
                                             ----------   --------   ----
    Total Earning Assets                      1,315,024    110,911   8.43

 Cash & Due From Banks                           62,202
 Allowance For Loan Losses                      (10,468)
 Other Assets                                    96,854
    TOTAL ASSETS                             $1,463,612

Liabilities:
 NOW Accounts                                $  174,853   $  4,444   2.54%
 Money Market Accounts                          160,258      6,673   4.16
 Savings Accounts                               106,072      2,446   2.31
 Other Time Deposits                            496,699     26,896   5.42
                                             ----------   --------   ----
    Total Interest Bearing Deposits             937,882     40,459   4.31
 Short-Term Borrowings                           86,119      4,968   5.77
 Long-Term Debt                                  13,070        807   6.17
                                             ----------   --------   ----
    Total Interest Bearing Liabilities        1,037,071     46,234   4.46
 Noninterest Bearing Deposits                   269,221   --------   ----
 Other Liabilities                               17,582
                                             ----------
    TOTAL LIABILITIES                         1,323,874

Shareowners' Equity:
 Common Stock                                       102
 Additional Paid-In Capital                       9,188
 Retained Earnings                              130,448
                                             ----------
    TOTAL SHAREOWNERS' EQUITY                   139,738
                                             ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                  $1,463,612
                                             ==========
Interest Rate Spread                                                 3.97%
                                                                     ====
Net Interest Income                                       $ 64,677
                                                          ========
Net Interest Margin<F3>                                              4.91%
                                                                     ====


                                                            1999
                                             -----------------------------
                                               Average              Average
                                               Balance    Interest   Rate
                                             ------------------------------
Assets:
 Loans, Net of Unearned Interest<F1><F2>     $  884,323   $ 78,646   8.89%
 Taxable Investment Securities                  232,085     13,229   5.70
 Tax-Exempt Investment Securities<F2>           101,994      6,013   5.89
 Funds Sold                                      72,860      3,558   4.88
                                             ----------   --------   ----
    Total Earning Assets                      1,291,262    101,446   7.86
 Cash & Due From Banks                           67,410
Allowance For Loan Losses                      (10,132)
 Other Assets                                    95,529
    TOTAL ASSETS                             $1,444,069

Liabilities:
 NOW Accounts                                $  155,584   $  3,134   2.01%
 Money Market Accounts                          155,594      5,766   3.71
 Savings Accounts                               115,789      2,453   2.12
 Other Time Deposits                            546,433     26,962   4.93
                                             ----------   --------   ----
    Total Interest Bearing Deposits             973,400     38,315   3.94
 Short-Term Borrowings                           42,317      1,816   4.29
 Long-Term Debt                                  17,274      1,116   6.46
                                             ----------   --------   ----
    Total Interest Bearing Liabilities        1,032,991     41,247   3.99
 Noninterest Bearing Deposits                   264,005   --------   ----
 Other Liabilities                               16,015
                                             ----------
    TOTAL LIABILITIES                         1,313,011
Shareowners' Equity:
 Common Stock                                       102
 Additional Paid-In Capital                       8,882
 Retained Earnings                              122,074
                                             ----------
    TOTAL SHAREOWNERS' EQUITY                   131,058
                                             ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                  $1,444,069
                                             ==========
Interest Rate Spread                                                 3.87%
                                                                     ====
Net Interest Income                                       $ 60,199
                                                          ========
Net Interest Margin<F3>                                              4.67%
                                                                     ====

<F1> Average balances include nonaccrual loans.  Interest income includes fees on
loans of approximately $4.3 million, $4.0 million and $3.5 million in 2001, 2000 and 1999, respectively.
<F2> Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

<F3> Taxable equivalent net interest income divided by average earning assets.


Table 3
RATE/VOLUME ANALYSIS<F1>
(Taxable Equivalent Basis - Dollars in Thousands)

                                             2001 Changes from 2000
2000 Changes from 1999
                                        ---------------------------------      ------
---------------------------
                                                           Due To
Due To
                                                           Average
Average
                                                    --------------------
---------------------
                                         Total      Volume         Rate         Total
Volume             Rate
-------------------------------------   ---------------------------------      ------
---------------------------
Earning Assets:
  Loans, Net of Unearned Interest<F2>   $10,251     $16,814      $(6,563)
$13,840     $10,472                         $ 3,368
  Investment Securities:
    Taxable                              (2,082)     (1,697)        (385)
(1,528)     (1,872)                             344
    Tax-Exempt                             (611)       (789)         178
(610)       (562)                               (48)
  Funds Sold                              2,289       4,962       (2,673)
(2,237)     (2,520)                             283
                                        -------     -------      -------       ----
---     -------                             -------
Total                                     9,847      19,290       (9,443)
9,465       5,518                             3,947
                                        -------     -------      -------       ----
---     -------                             -------
Interest Bearing Liabilities:
  NOW Accounts                             (398)      1,017       (1,415)
1,310         387                               923
  Money Market Accounts                    (436)      2,008       (2,444)
907         173                             734
  Savings Accounts                         (581)         51         (632)
(7)       (206)                                 199
  Other Time Deposits                     6,170       5,865          305
(66)     (2,452)                              2,386
  Short-Term Borrowings                  (2,804)     (1,616)      (1,188)
3,152       1,881                             1,271
  Long-Term Debt                             64         138          (74)
(309)       (272)                               (37)
                                        -------     -------      -------       ----
---     -------                             -------
Total                                     2,015       7,463       (5,448)
4,987        (489)       5,476
                                        -------     -------      -------       ----
---     -------                             -------
Changes in Net Interest Income          $ 7,832     $11,827      $(3,995)      $
4,478     $ 6,007      $(1,529)
                                        =======     =======      =======
=======     =======      =====

<F1> This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

<F2> Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.


In addition to growth, higher levels of liquidity and rapidly declining interest rates also significantly impacted the Company's net interest margin. For the year, the Company experienced an unfavorable rate variance of $4.0 million. Liquidity generated by the Georgia acquisitions made the Company's balance sheet more susceptible to interest rate movements over the short-term. See Section entitled "Liquidity and Capital Resources" for discussion of Georgia acquisitions and liquidity. Management aggressively restructured rates on interest bearing liabilities to combat margin compression created by the Federal Reserve's 450 basis point reduction in the funds rate during 2001. As a result, the Company produced a favorable rate variance in the fourth quarter and the net interest margin increased from 4.62% in the second quarter of 2001 to 4.93% in the fourth quarter.


For the year 2001, taxable equivalent interest income increased $9.8 million, or 8.9%, over 2000, compared to an increase of $9.5 million, or 9.3%, in 2000 over 1999. The Company's taxable equivalent yield on average earning assets of 7.87% represents a 56 basis point decrease from 2000, compared to a 57 basis point increase in 2000 over 1999. During 2001, interest income was positively impacted by the growth and acquisition of earning assets, but adversely affected by lower yields as rates declined throughout the year. The loan portfolio, which is the largest and highest yielding component of average earning assets, increased from 77.5% in the fourth quarter of 2000, to 78.4% in the comparable quarter of 2001, which helped to buffer the decrease in yield attributable to falling rates. Interest income on funds sold increased 173.3% reflecting the higher liquidity levels resulting from the recent Georgia acquisitions and growth in existing markets. These increases were partially offset by a decline in income from investment securities as maturities were not being reinvested in the securities portfolio due to the current interest rate environment and in anticipation of future loan demand.

Interest expense increased $2.0 million, or 4.4%, over 2000, compared to an increase of $5.0 million, or 12.1%, in 2000 over 1999. The higher level of interest expense in 2001 is attributable to the recent Georgia acquisitions ($205 million in new deposits) and growth in established markets. The dramatic reduction in interest rates during 2001 had a very favorable impact on the Company's overall cost of funds, which fell 47 basis points year-over-year (comparing fourth quarter 2001 to fourth quarter 2000 produces a 174 basis point reduction in the cost of funds). Partially offsetting the favorable impact of lower rates was a slight shift in mix as certificates of deposit, which generally represent a higher cost deposit product to the Company, increased from 41.1% of average deposits in 2000 to 41.9% in 2001.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) declined 9 basis points in 2001 and increased 10 basis points in 2000. The decrease in 2001 is attributable to the lower earning asset yields as discussed above. The increase in 2000 was attributable to the change in earning asset mix and higher interest rates.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 4.73% in 2001, compared to 4.91% in 2000 and 4.67% in 1999. In 2001, the higher level of liquidity and the rapid decline in interest rates resulted in an 18 basis point decrease in the margin.

Due to the declining interest rate environment in 2001, the Company anticipates continued lower yields on earning assets and lower rates on interest bearing liabilities. Given the current rate environment, the Company's net interest margin is expected to improve in the first quarter of 2002.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial
Condition".

Provision for Loan Losses
-------------------------
The provision for loan losses was $4.0 million in 2001, compared to $3.1 million in 2000 and $2.4 million in 1999. The increase in the 2001 provision primarily reflects the Company's loan growth. While still at historically low levels, the Company continued to experience slight deterioration in the credit quality of its consumer loan portfolio. In 2001 and 2000, consumer loan net charge-offs represented 87.7% and 75.4%, respectively, of total net charge-offs. Management is addressing rising consumer loan charge-offs by adjusting its underwriting criteria where appropriate.

Net charge-offs increased over 2000, but remain at low levels relative to the size of the portfolio. In 2001, the increase primarily reflects the growth in the loan portfolio. The Company's nonperforming assets ratio decreased to .32% from .37% at year-end 2000, and the net charge-off ratio increased to .31% versus .25% in 2000.

At December 31, 2001, the allowance for loan losses totaled $12.1 million compared to $10.6 million in 2000. At year-end 2001, the allowance represented 0.97% of total loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" and Tables 7 and 8 for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                          2001      2000      1999
                                        ---------------------------
Provision for Loan Losses as a
  Multiple of Net Charge-offs             1.1x      1.3x      1.0x
Pre-tax Income Plus Provision
  for Loan Losses as a Multiple
  of Net Charge-offs                      8.2x     12.4x     10.8x
                                        ---------------------------

Noninterest Income
-----------------
In 2001, noninterest income increased $5.3 million, or 19.7%, and represented 30.6% of taxable equivalent operating revenue, compared to $208,000, or 0.8%, and 29.3%, respectively, in 2000. The increase in the level of noninterest income is attributable to all categories except data processing revenues. The increase in 2000 was primarily attributable to asset management fees and other income, partially offset by lower service charges on deposit accounts and data processing revenues. Factors affecting noninterest income are discussed below.

Service charges on deposit accounts increased $1.3 million, or 13.5%, in 2001, compared to a decrease of $593,000, or 5.9%, in 2000. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The increase in 2001 reflects the increase in the number of accounts, primarily as a result of the Georgia acquisitions. The decrease in 2000 is primarily attributable to higher compensating balances and a decline in the number of service chargeable accounts.

Data processing revenues decreased $446,000, or 17.7%, in 2001 versus a decrease of $336,000, or 11.7%, in 2000. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. The decrease in 2001 was primarily a result of a decline in revenues for financial clients. The Company currently processes for five financial clients, a decline from the prior year level of six.


In 2001, processing revenues for non-financial entities represented approximately 35.9% of the total processing revenues, compared to 23.0% in 2000. The decrease in total processing revenues for 2000 was primarily a result of a decline in revenues for non-financial clients.

In 2001, asset management fees increased $121,000, or 5.0%, compared to $208,000, or 9.3% in 2000. Increases in both years were attributable to growth in assets under management. At year end 2001, assets under management totaled $337.0 million, reflecting growth of $9.0 million, or 2.7%. This growth was attributable to the generation of new accounts in existing markets and managed assets acquired through the Georgia acquisitions. The decline in stock market values over the past couple of years has offset a significant portion of the incremental revenues attributable to new business development, as fees are based on portfolio market value at quarter-end. At year end 2000, assets under management totaled $328 million, reflecting growth of $20.5 million, or 6.7% over 1999.

The Company generally sells into the secondary market all fixed rate residential loan production. The low level of interest rates during 2001 produced a high level (in excess of 80%) of fixed rate production and drove mortgage banking revenues up $2.8 million, or 217.5%, over the prior year. The level of interest rates, origination volume and percent of fixed rate production will significantly impact the Company's ability to maintain the current level of mortgage banking revenues in 2002. In 2000, mortgage banking revenues declined $342,000, or 21.3% over 1999, reflecting the impact of rising interest rates and a lower level of fixed rate loan production.


Other noninterest income increased $1.6 million, or 14.1%, in 2001 versus an increase of $1.2 million, or 12.7% in 2000. The increase in 2001 was attributable to higher transaction volumes in the following areas which accounted for an increase of $1.5 million: ATM/debit card fees, credit card merchant fees, credit card interchange fees, accounts receivable financing, other commission revenue and safe deposit fees. Additionally, a one time gain of $135,000 was recognized on condemnation of property by the State of Florida. The increase in 2000 was attributable to credit card merchant fees, credit card interchange fees, brokerage revenues and check printing income.

Noninterest income as a percent of average assets increased to 1.88% in 2001, compared to 1.83% in 2000 and 1.71% in 1999, driven by service charge income and mortgage banking revenues.

Noninterest Expense
-------------------
Noninterest expense for 2001 was $72.8 million, an increase of $13.7 million, or 23.1%, over 2000, compared with a decrease of $681,000, or 1.1%, in 2000 versus 1999. The level of noninterest expense in 2001 was significantly impacted by the Company's continued expansion which added nine new offices in Georgia and Alabama. Factors impacting the Company's noninterest expense during 2001 and 2000 are discussed below.

The Company's aggregate compensation expense in 2001 totaled $37.7 million, an increase of $7.7 million, or 25.8%, over 2000. The increase is primarily attributable to the addition of the Georgia and Alabama offices, higher commissions expense related to mortgage banking, increased pension costs and higher healthcare insurance premiums. In 2002, both pension cost and healthcare premiums are expected to increase by approximately 60% and 24%, respectively. The higher pension cost is a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline. Healthcare premiums are expected to continue to increase due to additional participants and rising costs from healthcare providers. In 2000, total compensation increased $1.0 million, or 3.4%, over 1999. This increase was primarily in salaries due to raises, higher commissions and incentives.

Occupancy expense (including furniture, fixtures and equipment) increased by $2.3 million, or 21.6%, in 2001, compared to $304,000, or 3.0%, in 2000. The increase was primarily due to the addition of nine offices acquired with the two Georgia acquisitions and a complete data processing systems conversion. The most significant increases occurred in depreciation, maintenance and utilities. The increase in 2000 was attributable to higher depreciation, utilities and software licenses, and was partially offset by a decline in maintenance costs.

Merger-related expenses totaled $588,000 and $761,000, in 2001 and 2000, respectively. These expenses include severance payments, system conversions, travel and other costs associated with integrating the new offices into Capital City Bank.

Other noninterest expense increased $3.9 million, or 21.4% in 2001 and decreased $1.4 million, or 7.1% in 2000. The increase in 2001 was attributable to: (1) higher legal costs of $241,000 primarily resulting from merchant credit card processing (see Section entitled "other" in "Liquidity and Capital Resources" for further discussion); (2) increased telephone costs of $470,000 due to the Georgia acquisitions and expansion of the existing wide-area network; (3) increased advertising costs of $203,000;
(4) higher intangible amortization of $926,000 resulting from the Georgia acquisitions; (5) commission service fees of $514,000 resulting from higher transaction volume in merchant services;
(6) higher postage costs of $256,000; and (7) higher credit card interchange costs of $1.2 million. The decrease in 2000 was attributable to: (1) a decrease in intangible taxes of $511,000 resulting from the elimination of this tax for banks by the State of Florida; (2) decline in other losses of $326,000; (3) decline in telephone costs of $293,000 resulting from the completion of the wide-area network; and (4) elimination of YEAR 2000 costs.

The net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and merger-related expenses, as a percent of average assets) was 2.14% in 2001, compared to 1.97% in 2000 and 2.01% in 1999. The
Company's efficiency ratio (expressed as noninterest expense, net of intangible amortization and merger-related expenses, as a percent of taxable equivalent operating revenues) was 65.5%, 60.7% and 63.7% in 2001, 2000 and 1999, respectively.

Income Taxes
------------
The consolidated provision for federal and state income taxes was $9.1 million in 2001, compared to $9.4 million in 2000 and $7.5 million in 1999. The decline in the 2001 tax provision was a result of lower taxable income. The increase in the 2000 tax provision from 1999 was primarily attributable to a higher taxable income and a decline in tax-exempt income.

The effective tax rate was 35.1% in 2001, 34.2% in 2000, and 32.9% in 1999. These rates differ from the statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate for 2001 and 2000 is primarily attributable to the decline of tax-exempt income relative to pre-tax income. Tax exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 13.0% in 2001, 19.8% in 2000, and 26.5% in 1999. The decline during the past three years was primarily a result of maturities in the tax-exempt security portfolio and management's decision to use these proceeds to fund loan growth, rather than replace maturities in the portfolio.
See Section entitled "Financial Condition" for further discussion.

FINANCIAL CONDITION

Average assets increased $240.6 million, or 16.4%, from $1.5 billion in 2000 to $1.7 billion in 2001. Average earning assets increased to $1.5 billion in 2001, a $219.5 million, or 16.7%, increase over 2000. Average loans and funds sold increased $182.2 million, or 18.2%, and $79.8 million, or 375.8%, respectively, and were partially offset by a decline in average securities of $42.4 million, or 14.5%. Loan growth in 2001 was funded through liquidity generated from acquisitions, deposit growth and the maturity of investment securities.

Table 2 provides information on average balances and rates, Table
3 provides an analysis of rate and volume variances, while Table
4 highlights the changing mix of the Company's earning assets over the last three years.

Loans
-----
Loan growth was strong during 2001. Including $90 million in loans acquired through the Georgia acquisitions, the portfolio increased $188 million, or 17.9%. Areas experiencing the most significant growth included the commercial and residential real estate portfolios which, combined, grew $150 million.
Although management is continually evaluating alternative sources of revenue, lending is a major component of the Company's business and is key to profitability. While management strives to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, it can do so only by adhering to sound lending principles applied in a prudent and consistent manner. Thus, management will not relax its underwriting standards in order to achieve designated growth goals.

Table 4
SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                2000 to     Percentage             Components
                                 2001        of Total       of Average Earning
Assets
                                Change        Change          2001     2000
1999
--------------------------------------------------------------------------------
----
Loans:
  Commercial, Financial
    and Agricultural           $ 15,266         7.0%           8.0%     8.2%
7.2%
  Real Estate - Construction     13,379         6.1            5.3      5.2
4.3
  Real Estate - Mortgage         48,377        22.0           17.6     16.9
21.8
  Real Estate - Residential      76,287        34.8           32.8     32.4
22.4
  Consumer                       28,859        13.1           13.5     13.5
12.8
                               --------       -----          -----    -----    -
----
    Total Loans                 182,168        83.0           77.2     76.2
68.5
                               --------       -----          -----    -----    -
----
Securities:
  Taxable                       (28,906)      (13.2)          11.1     15.2
18.0
  Tax-Exempt                    (13,512)       (6.1)           5.1      7.0
7.9
                               --------       -----          -----    -----    -
----
    Total Securities            (42,418)      (19.3)          16.2     22.2
25.9
                               --------       -----          -----    -----    -
----
Funds Sold                       79,774        36.3            6.6      1.6
5.6
                               --------       -----          -----    -----    -
----
      Total Earning Assets     $219,524       100.0%         100.0%   100.0%
100.0%
                               ========       =====          =====    =====
=====


The Company's average loan-to-deposit ratio decreased from 83.0% in 2000, to 82.1% in 2001. This compares to an average loan-to deposit ratio in 1999 of 71.5%. The lower average loan-todeposit ratio in 2001 reflects the increase in deposits attributable to the Georgia acquisitions.

Real estate loans, combined, represented 72.8% of total loans in 2001, versus 72.2% in 2000. See the section entitled "Risk
Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 2001, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 36.4% as of December 31, 2001.

Table 5
LOANS BY CATEGORY
(Dollars in Thousands)
                                                As of December 31,
                            ----------------------------------------------------
                            ---
                                2001        2000       1999       1998
1997
                            ----------------------------------------------------
--
Commercial, Financial and
  Agricultural              $  128,480  $  108,340   $ 98,894   $ 91,246   $
82,641
Real Estate - Construction      72,778      84,133     62,166     51,790
51,098
Real Estate - Mortgage         302,239     231,099    214,036    542,044
492,778
Real Estate - Residential<F1>  530,546     444,489    383,536          -
-
Consumer                       209,308     183,771    169,854    159,137
148,934
                            ----------  ----------   --------   --------   -----
--
    Total Loans, Net of
      Unearned Interest     $1,243,351  $1,051,832   $928,486   $844,217
$775,451
                            ==========  ==========   ========   ========
========

<F1>  Real Estate - Residential loan information included in Real Estate
Mortgage
category for 1998 and 1997.

Table 6
LOAN MATURITIES
(Dollars in Thousands)

                                               Maturity Periods
                               ------------------------------------------------
                                            Over One       Over
                                One Year     Through       Five
                                Or Less    Five Years      Years         Total
-------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                 $ 54,300     $ 54,531     $ 19,649     $  128,480
Real Estate                     105,472      101,116      698,975        905,563
Consumer<F1>                     63,671      129,655       15,982        209,308
                               --------     --------     --------     ----------
    Total                      $223,443     $285,302     $734,606     $1,243,351
                               ========     ========     ========     ==========

Loans with Fixed Rates         $ 94,297     $236,236     $121,694     $  452,227
Loans with Floating or
  Adjustable Rates              129,146       49,066      612,912        791,124
                               --------     --------     --------     ----------
    Total                      $223,443     $285,302     $734,606     $1,243,351
                               ========     ========     ========     ==========

<F1> Demand loans and overdrafts are reported in the category of one year or less.


Allowance for Loan Losses
-------------------------
Management maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers' ability and willingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. Four components are addressed in the evaluation of the adequacy of the allowance for loan losses. Loans that have been identified as impaired as defined by FAS 114 are reviewed for adequacy of collateral, with a specific reserve assigned to those loans when necessary. Impaired loans are defined as those in which the full collection of principal and interest in accordance with the contractual terms is improbable. Impaired loans generally include those that are past due for 90 days or more and those classified as doubtful in accordance with the Company's risk rating system. Loans classified as doubtful have a high possibility of loss, but because of certain factors that may work to strengthen the loan, its classification as a loss is deferred until a more exact status may be determined.
Not all loans are considered in the review for impairment; only loans that are for business purposes exceeding $25,000 are considered. The evaluation is based on current financial condition of the borrower or current payment status of the loan.

The method used to assign a specific reserve depends on whether repayment of the loan is dependent on liquidation of collateral. If repayment is dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the fair value of the collateral after estimated sales expenses. If repayment is not dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the estimated cash flows discounted using the loan's effective interest rate. The discounted value of the cash flows is dependent on the timing of the receipt of cash payments from the
borrower.   The reserve allocations assigned to impaired loans
are sensitive to the extent market conditions or the timing of cash receipts change.

Commercial purpose loans exceeding $100,000 that are not considered impaired, but which have weaknesses that require closer management attention, are analyzed with a specific reserve allocated, if needed, based on the underlying value of the collateral. The underlying value of the collateral is based on independent assessments of value. Examples of this independent assessment include appraisals, tax assessments, and evaluations from those in the business of selling assets similar to the collateral.

A general reserve is then assigned to the pool of larger loans that individually have not exhibited weaknesses as of the balance sheet date. This reserve is allocated based on the historical loss ratio of the portfolio. Finally, large groups of smaller balance homogenous loans, including consumer loans, credit card loans, and residential mortgage loans are collectively evaluated with a reserve assigned based on historical losses of that particular loan pool.

Historical loss ratios are calculated quarterly by tracking actual charge-offs within a specific loan type and are used to estimate losses inherent in the pool. Historical loss ratios are calculated for the previous twelve quarters, with the most recent history being emphasized because of management's belief that this more closely represents the expected near-term performance of the portfolio. The results of this calculation are adjusted for certain external factors including micro-and macro-economic outlook, past due and non-performing trends within the portfolio, loan growth, and credit administration practices. These factors are specifically monitored on a quarterly basis. The adjustments to actual losses experienced over the past three years are quantitatively determined by trends in past due and nonperforming loans, loan growth and mix, and audits of internal and external examiners regarding credit administration practices.

The allowance for loan losses is compared against the sum of the specific reserves assigned to problem loans plus the general reserves assigned to pools of loans that are not problems. Adjustments are made when appropriate. Table 7 analyzes the activity in the allowance over the past five years.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

                                             For the Years Ended December 31,
                                    --------------------------------------------
                                    --
                                      2001      2000      1999      1998
                                      1997
--------------------------------------------------------------------------------
--
Balance at Beginning of Year        $10,564   $ 9,929    $9,827    $9,662
$9,450
Acquired Reserves                     1,206         -         -         -
-

Charge-Offs:
Commercial, Financial
  and Agricultural                      483       626       480       127
568
Real Estate - Construction                -         7         -        15
31
Real Estate - Mortgage                   32         -       354     1,011
485
Real Estate - Residential<F1>           159       168       251         -
-
Consumer                              3,976     2,387     2,113     2,004
1,978
                                    -------   -------    ------    ------    ---
---
    Total Charge-Offs                 4,650     3,188     3,198     3,157
3,062
                                    -------   -------    ------    ------    ---
---
Recoveries:
Commercial, Financial
  and Agricultural                       44        52       142        72
378
Real Estate - Construction                -        11         -       142
-
Real Estate - Mortgage                   65        73        84       176
83
Real Estate - Residential<F1>           116        54        11         -
-
Consumer                                768       513       623       493
485
                                    -------   -------    ------    ------    ---
---
    Total Recoveries                    993       703       860       883
946
                                    -------   -------    ------    ------    ---
---
Net Charge-Offs                       3,657     2,485     2,338     2,274
2,116
                                    -------   -------    ------    ------    ---
---
Provision for Loan Losses             3,983     3,120     2,440     2,439
2,328
                                    -------   -------    ------    ------    ---
---
Balance at End of Year              $12,096   $10,564    $9,929    $9,827
$9,662
                                    =======   =======    ======    ======
======
Ratio of Net Charge-Offs
  to Average Loans Outstanding         .31%      .25%      .26%      .28%
..28%
                                    =======   =======    ======    ======
======
Allowance for Loan Losses as a
  Percent of Loans at End of Year      .97%     1.00%     1.07%     1.16%
1.25%
                                    =======   =======    ======    ======
======
Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         3.31x     4.25x     4.25x     4.32x
4.57x
                                    =======   =======    ======    ======
======

<F1> Real Estate - Residential charge-off and recovery information is included in the Real Estate - Mortgage category for 1998 and 1997.

The allowance for loan losses at December 31, 2001 of $12.1 million compares to $10.6 million at year-end 2000. The allowance as a percent of total loans was 0.97% in 2001, versus 1.00% in 2000. The allowance for loan losses as a percentage of loans reflects management's current estimation of the credit quality of the Company's loan portfolio. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at December 31, 2001 is adequate to absorb losses inherent in the loan portfolio at year end.

Table 8 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the four components discussed. The greatest losses experienced by the Company have occurred in the consumer loan portfolio, including credit cards. As such, the greatest amount of the allowance is allocated to consumer loans despite its relatively small balance. Management is making changes in the underwriting of consumer loans throughout the company and in the management of the credit card portfolio in an effort to reduce the charge-offs associated with consumer purpose loans.


Risk Element Assets
------------------
Risk element assets consist of nonaccrual loans, renegotiated loans, other real estate, loans past due 90 days or more, potential problem loans and loan concentrations. Table 9 depicts certain categories of the Company's risk element assets as of December 31 for each of the last five years. Potential problem loans and loan concentrations are discussed within the narrative portion of this section.

The Company's nonperforming loans decreased $504,000, or 17.2%, from a level of $2.9 million at December 31, 2000, to $2.4 million at December 31, 2001. During 2001, loans totaling approximately $5.6 million were added, while loans totaling $6.1 million were removed from nonaccruing status. Of the $6.1 million removed, $638,000 consisted of principal reductions, $2.1 million represented loans transferred to other real estate, $3.3 million consisted of loans brought current and returned to an accrual status and loans refinanced, and $92,000 was charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses. The majority (88%) of the Company's charge-offs in 2001 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.

The majority of the Company's nonaccrual loans are secured by real estate. Specifically, approximately one-half of the Company's nonaccrual loans are secured by 1 - 4 family residential properties. These loans are believed to have little exposure to credit loss as evidenced by the relatively small amount of charge-offs experienced in nonaccrual loans. The housing markets in the areas served by the Company continue to be strong despite the general decline in the economy. Consumer loans are charged off based on regulatory guidelines dictated by past due status and are not recorded as nonaccruing loans.

All nonaccrual loans exceeding $25,000 not secured by 1 - 4 family residential properties are reviewed quarterly for impairment. Loans are considered impaired when it is probable that all principal and interest will not be collected according to the contractual terms. When a loan is considered impaired, it is reviewed for exposure to credit loss. If credit loss is probable, a specific reserve is allocated to absorb the anticipated loss. The Company had $1.1 million in loans considered impaired at year-end. The anticipated loss in those impaired loans is $112,000.



Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                             2001                2000               1999
1998               1997
                        ---------------------------------------------------------
-----------------------------------
                                Percent             Percent            Percent
Percent            Percent
                                of Loans            of Loans           of Loans
of Loans           of Loans
                                in Each             in Each            in Each
in Each            in Each
                        Allow-   Category    Allow-  Category   Allow-  Category
Allow-  Category   Allow-  Category
                         ance      To Total     ance   To Total    ance   To
Total    ance    To Total    ance    To Total
(Dollars in Thousands)       Amount    Loans      Amount   Loan      Amount
Loans     Amount    Loans     Amount   Loans
                        ---------------------------------------------------------
-----------------------------------
Commercial, Financial
and Agricultural        $ 3,257   10.3%    $ 1,423   10.3%     $1,873   10.7 %
$1,599   10.8%     $  795   10.7%
Real Estate:
  Construction              600    5.9               424    8.0         477
6.7          556    6.1         488    6.6
  Mortgage                3,098   24.3             3,157   22.0       3,228
23.0        3,461   64.2       3,035   63.5
  Residential<F1>           947   42.7               922   42.3         573
41.3            -      -           -      -
Consumer                  4,194   16.8             3,423   17.4       3,327
18.3        3,110   18.9       2,869   19.2
Not Allocated                 -      -       1,215      -         451      -
1,101      -       2,475      -
                        -------  -----     -------  -----      ------  -----
------  -----      ------  -----
    Total               $12,096  100.0%    $10,564  100.0%     $9,929  100.0%
$9,827  100.0%     $9,662  100.0%
                        =======  =====     =======  =====      ======  =====
======  =====      ======  =====

<F1> Real Estate - Residential allowance for loan losses information is included in the Real Estate - Mortgage category
for 1998 and 1997.

Table 9
RISK ELEMENT ASSETS (Dollars in Thousands)
                                                 As of December 31,
                                  ----------------------------------------------
                                    2001      2000      1999      1998      1997
--------------------------------------------------------------------------------
Nonaccruing Loans                 $ 2,414   $ 2,919   $ 2,965   $ 4,996   $
1,403
Restructured                           20        19        26       195
224
                                  -------   -------   -------   -------   ------
-
    Total Nonperforming Loans       2,434     2,938     2,991     5,191
1,627
Other Real Estate                   1,506       971       934     1,468
1,244
                                  -------   -------   -------   -------   ------
-
    Total Nonperforming Assets    $ 3,940   $ 3,909   $ 3,925   $ 6,659   $
2,871
                                  =======   =======   =======   =======
=======
Past Due 90 Days or More          $ 1,065   $ 1,102   $   781   $ 1,124   $
994
                                  =======   =======   =======   =======
=======
Nonperforming Loans/Loans            .20%      .28%      .32%      .61%
..21%
                                  =======   =======   =======   =======
=======
Nonperforming Assets/Loans
  Plus Other Real Estate             .32%      .37%      .42%      .79%
..37%
                                  =======   =======   =======   =======
=======
Nonperforming Assets/Capital<F1>    2.14%     2.47%     2.76%     4.80%
2.28%
                                  =======   =======   =======   =======
=======
Reserve/Nonperforming Loans       496.96%   359.57%   331.96%   189.31%
593.85%
                                  =======   =======   =======   =======
=======

<F1> For computation of this percentage, "capital" refers to shareowners' equity plus the allowance for loan losses.



Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $122,000 higher for the year ended December 31, 2001.

Restructured loans are those with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower.

Other real estate totaled $1.5 million at December 31, 2001, versus $971,000 at December 31, 2000. This category includes property owned by Capital City Bank which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 2001, the Company added properties totaling $2.1 million, and partially or completely liquidated properties totaling $1.6 million, resulting in a net increase in other real estate of approximately $500,000. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $4.6 million at December 31, 2001.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amounts exceed 10% of total loans. Due to the lack of diversified industry within the markets served by the Banks and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded.
Furthermore, due to the nature of the Company's markets, a significant portion of the portfolio has historically been secured with real estate.

While the Company has a majority of its loans secured by real estate, the primary type of real estate collateral is 1 - 4 family residential properties. At December 31, 2001, approximately 72.8% of the portfolio consisted of real estate loans. Residential properties comprise approximately 58.6% of the real estate portfolio.

The real estate portfolio, while subject to cyclical pressures, is not typically speculative in nature and is originated at amounts that are within or below regulatory guidelines for collateral values. Management anticipates no significant reduction in the percentage of real estate loans to total loans outstanding.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 2001, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities
---------------------
In 2001 and 2000, the Company's average investment portfolio decreased $42.4 million in each year, or 14.5% and 12.7%, respectively. As a percentage of average earning assets, the investment portfolio represented 16.2% in 2001, compared to 22.2% in 2000. In both years, the decline in the portfolio was attributable to the maturities of investment securities in all categories. In anticipation of future loan growth, investment maturities were not replaced during 2001. During 2002, if loan growth does not meet management's forecast, a portion of the bank's liquidity may be invested in the securities portfolio.

In 2001, average taxable investments decreased $28.9 million, or 14.5%, while tax-exempt investments decreased $13.5 million, or 14.6%. Although the Tax Reform Act of 1986 significantly reduced the tax benefits associated with tax-exempt securities, management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position. As of December 31, 2001, the Company may purchase additional tax exempt securities without adverse tax consequences.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of December 31, 2001, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity. At December 31, 2001, shareowners' equity included a net unrealized gain of $2.4 million, compared to a loss of $1.5 million at December 31, 2000. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2001 and 2000, was 2.02 and 2.63 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 2001 was 5.72%, versus 5.83% in 2000. The quality of the municipal portfolio at such date is depicted on page 35. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 2001.

Table 10 and Note 3 in the Notes to Consolidated Financial
Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.


Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                               As of December 31, 2001
                                   ---------------------------------------------
                                   ----
                                                                      Weighted
(Dollars in Thousands)             Amortized Cost   Market Value   Average
Yield<F1>
--------------------------------------------------------------------------------
---
U. S. GOVERNMENTS
  Due in 1 year or less               $ 15,307         $ 15,582          5.24%
  Due over 1 year through 5 years       25,996           26,797          5.25
  Due over 5 years through 10 years          -                -             -
  Due over 10 years                          -                -             -
                                      --------         --------          ----
    TOTAL                               41,303           42,379          5.25

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                  9,227            9,312          6.56
  Due over 1 year through 5 years       60,149           61,236          6.00
  Due over 5 years through 10 years      1,336            1,329          6.32
  Due over 10 years                        193              188          6.53
                                      --------         --------          ----
    TOTAL                               70,905           72,065          6.08

MORTGAGE-BACKED SECURITIES<F2>
  Due in 1 year or less                  6,707            6,785          5.29
  Due over 1 year through 5 years       56,803           57,599          5.71
  Due over 5 years through 10 years        872              864          5.89
  Due over 10 years                          -                -             -
                                      --------         --------          ----
    TOTAL                               64,382           65,248          5.67

OTHER SECURITIES
  Due in 1 year or less                 22,284           22,646          5.60
  Due over 1 year through 5 years        9,619            9,880          5.53
  Due over 5 years through 10 years          -                -             -
  Due over 10 years<F3>                  6,871            6,855          6.11
                                      --------         --------          ----
    TOTAL                               38,774           39,381          5.67
                                      --------         --------          ----
Total Investment Securities           $215,364         $219,073          5.72%
                                      ========         ========          ====

<F1> Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

<F2> Based on weighted average life.

<F3> Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category, but do not have stated maturities.

AVERAGE MATURITY (In Years)
AS OF DECEMBER 31, 2001
U.S. Governments                       1.16
State and Political Subdivisions       2.69
Mortgage-Backed Securities             2.41
Other Securities                        .89
                                       ---
    TOTAL                              2.02
                                       ====

MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)

Moody's Rating    Amortized Cost    Percentage
---------------------------------------------
AAA                  $47,060          66.4%
AA-1                   3,548           5.0
AA-2                   2,099           3.0
AA-3                   2,342           3.3
AA                         -             -
A-1                    1,314           1.8
A-2                      859           1.2
A-3                        -             -
A                          -             -
BAA                      397            .6
Not Rated<F1>         13,286          18.7
                     -------         ----
    Total            $70,905         100.0%
                     =======         =====

<F1> Of the securities not rated by Moody's, $12.6 million, or 95%, are rated
"A" or higher by S&P.

Deposits and Funds Purchased
----------------------------
Average total deposits increased from $1.2 billion in 2000, to $1.4 billion in 2001, representing an increase of $235.8 million, or 19.5%, compared with a decrease of $30.3 million, or 2.5%, in 2000. In 2001, the increase in deposits is primarily attributable to the Georgia acquisitions. Excluding acquisitions, existing markets realized growth primarily in NOW accounts and noninterest bearing demand accounts. The Company experienced a decline in certificates of deposits during the second half of 2001. This decline was primarily a result of increased competition and the relative low level of interest rates. However, the decline in certificates during the second half was mostly offset by growth of nonmaturity deposits creating a favorable shift in the deposit mix and a positive impact on the Bank's cost of funds. In 2000, the decrease was primarily due to declining balances in certificates of deposit and savings. The decline in certificates was attributable to rising interest rates and an increase in competition. Partially offsetting this decline was an increase in NOW, money market and noninterest bearing balances. The most significant increase occurred in NOW balances primarily as a result of higher public funds.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other borrowings, declined $28.0 million, or 32.5%. The decrease was due to repayment of short-term borrowings from the Federal
Home Loan Bank.  See Note 8 in the Notes to Consolidated
Financial Statements for further information.



Table 11
SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)

                        2000 to     Percentage
                         2001        of Total      Components of Total Deposits
                        Change        Change        2001       2000       1999
------------------------------------------------------------------------------
Noninterest Bearing
  Deposits            $ 37,095         15.7%        21.2%      22.3%      21.3%
NOW Accounts            40,028         17.0         14.9       14.5       12.6
Money Market Accounts   48,268         20.5         14.5       13.3       12.6
Savings                  2,212          0.9          7.5        8.8        9.4
Other Time Deposits    108,210         45.9         41.9       41.1       44.1
                      --------        -----        -----      -----      -----
    Total Deposits    $235,813        100.0%       100.0%     100.0%     100.0%
                      ========        =====        =====      =====      =====

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)
                                            December 31, 2001
                                ----------------------------------------
                                Time Certificates of Deposit     Percent
-----------------------------------------------------------------------
Three months or less                  $ 64,912                    47.4%
Over three through six months           40,563                     29.7
Over six through twelve months          19,162                     14.0
Over twelve months                      12,182                      8.9
                                      --------                    -----
    Total                             $136,819                    100.0%
                                      ========                    =====

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e. collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances.

The Company generated approximately $102 million in liquidity through its two Georgia acquisitions in 2001. The First Union branch acquisition added $72 million in liquidity to the Company. The assumption of deposits totaled approximately $105 million. Including the core deposit premium, the company purchased assets totaling $33 million with the balance of $72 million being paid
to CCBG in cash.   First Bankshares of West Point Inc. generated
liquidity of approximately $30 million, primarily due to the sale of a substantial portion of West Point's investment portfolio for the purpose of aligning its risk profile with that of CCB.

As of December 31, 2001, the Company had a $25.0 million credit facility under which all the funds were currently available. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 2004. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the lenders' Cost of Funds rate ("COF"), plus or minus increments thereof. The LIBOR or COF rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. In 2001, the Company reduced all of the debt outstanding on the line of credit. The average interest rate during 2001 was 5.22%.

The Company's credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. As of year-end 2001, the Company was in compliance with all of these contractual and/or regulatory requirements. A further discussion of the Company's credit facility can be found in Note 9 in the Notes to Consolidated Financial Statements.

At December 31, 2001, the Company had $13.6 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of sixteen loans. The interest rates are fixed and the weighted average rate at December 31, 2001 was 5.84%. Required annual principal reductions approximate $1.0 million, with the remaining balances due at maturity ranging from 2004 to 2021. The debt was used to match-fund longer-term, fixed rate loan products, which management elected not to fund internally from an asset/liability perspective. The debt is secured by investment securities. See Note 9 in the Notes to Consolidated Financial Statements for additional information as to the Company's long-term debt.

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 2001, the Company had $382.4 million in commitments to extend credit and $2.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the Federal Home Loan Bank, investment security maturities and the Company's $25.0 million credit facility provide a sufficient source of funds to meet these commitments.


It is anticipated capital expenditures will approximate $6 million over the next twelve months. The capital expenditures are expected to consist primarily of three new offices in existing markets, office equipment and furniture, and technology purchases. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareowners' equity as of December 31, for each of the last three years is presented below.


Shareowners' Equity
(Dollars in Thousands)
                                      2001          2000          1999
-----------------------------------------------------------------------
Common Stock                        $    106      $    101      $    102
Additional Paid-in Capital            17,178         7,369         9,249
Retained Earnings                    152,149       141,659       129,055
                                    --------      --------      --------
  Subtotal                           169,433       149,129       138,406
                                    --------      --------      --------
Accumulated Other Comprehensive
  Income (Loss), Net of Tax            2,350        (1,522)       (6,190)
                                    --------      --------      --------
Total Shareowners' Equity           $171,783      $147,607      $132,216
                                    ========      ========      ========

The Company continues to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 9.43%, 9.66% and 9.24%, in 2001, 2000 and 1999, respectively.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. As of December 31, 2001, CCBG exceeded these capital guidelines with a total risk-based capital ratio of 11.80% and a Tier 1 ratio of 10.84%, compared to 12.86% and 11.87%, respectively, in 2000.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2001, the Company had a leverage ratio of 7.53% compared to 8.30% in 2000. See Note 13 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

At December 31, 2001, the Company's common stock had a book value of $16.08 per diluted share compared to $14.56 in 2000.
Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities availablefor-sale. At December 31, 2001, the net unrealized gain was $2.4 million. At December 31, 2000, the Company had a net unrealized loss of $1.5 million and thus the net impact on equity for the year was an increase in book value of approximately $3.9 million, or $.36 per diluted share. The current unrealized gain is a result of the significant decline in interest rates during 2001.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company acquired 214,000 shares during 2001 and 119,134 shares during 2000. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. From March 30, 2000 through March 6, 2002, the Company repurchased 348,074 shares at an average purchase price of $22.83 per share.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. The Company issued 28,689 shares, valued at approximately $712,000, in 2001 under this plan.

The Company also offers stock purchase plans at a reduced price to its associates and directors. In 2001, 18,479 shares, valued at approximately $404,000, were issued under these plans.

The Board of Directors approved a Dividend Reinvestment and Optional Stock Purchase Plan for the Company in December 1996.
In 2001 and 2000, shares for this plan were purchased in the open market, and thus there were no newly issued shares under this plan.

The Company offers a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all of the Company's associates who meet the minimum age requirement. The Plan is designed to enable participants to elect to have an amount withheld from their compensation in any plan year and placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation. During 2001 and 2000, no contributions were made by the Company. The participants may choose to invest their contributions into fifteen investment funds, including CCBG common stock. The purchase of CCBG common stock is strictly voluntary, and there are no restrictions on the sale of CCBG common stock held in the 401(k) Plan.

Dividends
---------
Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. When determining the level of dividends the following factors are considered:

   . Compliance with state and federal laws and regulation;
   . The Company's capital position and its ability to meet its financial obligations;
   . Projected earnings and asset levels;
   . The ability of the Bank and Holding Company to fund dividends.

Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment.

Dividends declared and paid totaled $.595 per share in 2001. During the fourth quarter of 2001 the quarterly dividend was raised 3.4% from $.1475 per share to $.1525 per share. The Company declared dividends of $.545 per share in 2000 and $.5525 per share in 1999. The dividend payout ratio was 37.4%, 30.6% and 32.9% for 2001, 2000 and 1999, respectively. Dividends declared per share in 2001 represented a 9.2% increase over 2000.

Inflation
---------
The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

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

Other
-----
As part of its card processing services operation, the Bank previously maintained relationships with several Independent Sales Organizations ("ISOs"). In late 2000 and early 2001, a small number of one ISO's merchants generated large amounts of charge-backs, for which the ISO or the Bank have not been reimbursed. In addition, the ISO and certain merchants may have disputes about financial reserves placed with the ISO. Should the ISO's financial capacity be insufficient to absorb the chargebacks and cover its financial obligations arising from the disputes, the Bank may face related exposure. One lawsuit has been filed naming the ISO and the Bank as defendants, but the Bank cannot reasonably estimate potential exposure for losses, if any, at this time. Management does not believe the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies
----------------------------
The consolidated financial statements and accompanying Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make various estimates and assumptions (see
Note 1 in the Notes to Consolidated Financial Statements). The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for loan losses: The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by the Company for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements.

Intangible Assets: Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with the various acquisitions. All intangible assets were amortized on the straight-line method over various periods ranging from 5 to 20 years with the majority being written off over an average life of approximately 11 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. Core deposit assets represent the premium the Company paid for core deposits. Core deposits are retail deposits that have an immediate penalty free capability and an administered rate paid. Core deposits include demand deposits, NOWs, savings and money market accounts. The Company makes certain estimates as it relates to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates resulting therefrom, may materially affect reported earnings.

Accounting Pronouncements
-------------------------
In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 expresses the SEC staff's views on the development, documentation and application of a systematic methodology in determining the allowance for loan losses using generally accepted accounting principles. The SAB indicates that the methodology for computing the allowance should be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's ("FFIEC"), "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions", which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institutions. The adoption of the provisions contained in this bulletin did not have a material impact on reported results of operations of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles", which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company anticipates the adoption of this standard to increase 2002 earnings by approximately $622,000.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material impact on reported results of operations of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK
------------------------------------------------

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

Interest Rate Risk Management
-----------------------------
The normal course of business activity exposes CCBG to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. CCBG's asset/liability management process manages the Company's interest rate risk.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-thantrading financial components, including the fair values, are presented in Table 13. This table presents the Company's consolidated interest rate sensitivity position as of year-end 2001 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 13 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time. The Company is currently liability sensitive, which generally indicates that, in a period of rising interest rates, the net interest margin will be adversely impacted as the velocity and/or volume of liabilities being repriced exceeds assets. The opposite is true in a falling rate environment. However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how the Company responds to changing rates and thus impact the magnitude of change in net interest income. Nonmaturity deposits offer management greater discretion as to the direction, timing and magnitude of interest rate changes and can have a material impact on the Company's interest rate sensitivity. In addition, the relative level of interest rates as compared to the current yields/rates of existing assets/liabilities can impact both the direction and magnitude of the change in net interest margin as rates rise and fall from one period to the next.

Table 13
FINANCIAL ASSETS AND LIABILITITES MARKET RISK ANALYSIS<F1>
Other Than Trading Portfolio

                                                      As of December 31,
                                ------------------------------------------------
----------                            Fair
(Dollars in Thousands)              2002         2003        2004        2005
2006       Beyond     Total      Value
--------------------------------------------------------------------------------
--------------------------------------------
Loans:
 Fixed Rate                     $   94,297    $ 42,728    $ 81,636    $ 55,004
$ 56,868    $121,694  $  452,227  $  74,757
  Average Interest Rate              8.14%       9.55%       8.84%       9.42%
8.82%       7.72%       8.53%
 Floating Rate<F2>                 424,599      42,354      80,506      70,433
109,787      63,445     791,124    830,525
  Average Interest Rate              6.75%       8.05%       7.69%       8.22%
7.43%       7.24%       7.18%
Investment Securities:<F3>
 Fixed Rate                         70,110      42,925      32,087      43,361
10,790      13,186     212,459    212,459
  Average Interest Rate              6.52%       5.71%       5.15%       4.98%
5.39%       5.79%       5.73%
 Floating Rate                           -       3,786       2,568         260
-           -       6,614      6,614
  Average Interest Rate                  -       5.44%       5.26%       5.11%
-           -       5.35%
Other Earning Assets:
 Floating Rate                     164,417           -           -           -
-           -     164,417     164,417
  Average Interest Rate              1.68%           -           -           -
-           -       1.68%
    Total Financial Assets      $  753,423    $131,793    $196,797    $169,058
$177,445    $198,325  $1,626,841  $1,688,772
      Average Interest Rate          5.79%       7.70%       7.72%       7.78%
7.75%       7.44%       6.80%

Deposits:<F4>
 Fixed Rate Deposits            $  532,160    $ 44,005    $ 12,197    $  4,529
$  3,436    $     35  $  596,362  $  615,377
  Average Interest Rate              4.40%       4.48%       5.04%       5.47%
4.63%       4.29%       4.43%
 Floating Rate Deposits            564,593           -           -           -
-           -     564,593     564,593
  Average Interest Rate              0.96%           -           -           -
-           -       0.96%
Other Interest Bearing Liabilities:
 Fixed Rate Debt                     1,104       1,109       1,052         948
962       8,395      13,570      14,630
  Average Interest Rate              5.93%       5.92%       5.98%       5.95%
5.96%       6.05%       6.01%
 Floating Rate Debt                 67,042           -           -           -
-           -      67,042      67,042
  Average Interest Rate              3.42%           -           -           -
-           -       3.24%
    Total Financial Liabilities $1,164,899    $ 45,114    $ 13,249    $  5,477 $
4,398    $  8,430  $1,241,567  $1,261,642
      Average interest Rate          2.66%       4.51%       5.11%       5.55%
4.92%       6.04%       2.80%

<F1> Based upon expected cash flows unless otherwise indicated.

<F2> Based upon a combination of expected maturities and repricing opportunities.

<F3> Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

<F4> Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in 2001. Other time deposit balances are classified according to maturity.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Table 14
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                                           2001
2000
                        ----------------------------------------------  --------
--------------------------------------
                          Fourth    Third     Second      First       Fourth
Third       Second      First
                        ----------  ----------  ----------  ----------  --------
--  ----------  ----------  ----------
Summary of Operations:
  Interest Income       $   28,706  $   30,258  $   30,882  $   29,137  $
28,717  $   28,018  $   26,889  $   25,710
  Interest Expense           9,454      12,256      13,396      13,143
12,949      12,039      11,070      10,176
                        ----------  ----------  ----------  ----------  --------
--  ----------  ----------  ----------
  Net Interest Income       19,252      18,002      17,486      15,994
15,768      15,979      15,819      15,534
    Provision for
    Loan Loss                    932       1,222       1,007         822
825         735         950         610
                        ----------  ----------  ----------  ----------  --------
--  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Loss            18,320      16,780      16,479      15,172
14,943     15,244      14,869      14,924
  Noninterest Income          8,536       7,918       8,255       7,328
7,046      6,646       6,675       6,402
  Merger Expense                588           -           -           -
12         (2)        751           -
  Noninterest Expense        19,251      18,993      18,132      15,840
14,847     14,684      14,503      14,352
                        -----------  ----------  ----------  ----------  -------
---  ---------  ----------  ----------
  Income Before
    Provision for
    Income Taxes              7,017       5,705       6,602       6,660
7,130      7,208       6,290       6,974
  Provision for
    Income Taxes              2,522       1,963       2,322       2,311
2,478      2,487       2,123       2,361
                        -----------  ----------  ----------  ----------  -------
---  ---------  ----------  ----------
  Net Income                 $    4,495  $    3,742  $    4,280  $    4,349  $
4,652  $    4,721  $   4,167   $    4,613
                             ==========  ==========  ==========  ==========
==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)        $   19,689  $   18,431  $   17,935  $   16,454  $
16,134  $      16,364  $   16,217  $   15,962
Per Common Share:
  Net Income Basic      $      .42  $      .35  $      .40  $      .42  $
..46  $      .46  $      .41  $      .45
  Net Income Diluted           .42         .35         .40         .42
..46         .46         .41         .45
  Dividends Declared         .1525       .1475       .1475       .1475
..1475       .1325       .1325       .1325
  Book Value                   16.08       16.24       15.87       15.62
14.56       14.08       13.51       13.20
  Market Price:
    High                     24.67       25.25       25.00       26.13
26.75       20.50       20.50       23.00
    Low                      21.90       20.87       19.88       23.13
18.88       18.75       18.00       15.00
    Close                    24.23       23.47       24.87       25.19
24.81       19.56       19.50       19.63
Selected Average
Balances:
  Loans                 $1,242,516  $1,204,323  $1,192,103  $1,082,961
$1,053,674  $1,025,942  $  989,696  $  938,376
  Earning Assets         1,584,225   1,561,519   1,556,186   1,416,861
1,359,336   1,318,689   1,303,588   1,277,837
  Assets                 1,756,995   1,733,324   1,732,061   1,570,229
1,503,184   1,465,114   1,453,692   1,430,251
  Deposits               1,488,961   1,482,516   1,478,163   1,300,824
1,223,401   1,203,266   1,202,765   1,198,645
  Shareowners' Equity      176,549     170,511     169,459     155,837
146,232     141,847     137,014     133,836
  Common Equivalent
    Shares:
      Basic                 10,674      10,685      10,713      10,297
10,162      10,192      10,196      10,195
      Diluted                10,715      10,693      10,721      10,305
10,186      10,208      10,211      10,211
Ratios:
  ROA                         1.01%        .86%        .99%       1.12%
1.23%        1.28%      1.15%       1.30%
  ROE                        10.10%       8.71%      10.13%      11.32%
12.66%       13.24%     12.23%      13.86%
  Net Interest
    Margin (FTE)             4.93%       4.70%       4.62%       4.70%
4.73%          4.94%     5.00%       5.02%
  Efficiency Ratio          65.30%      68.17%      65.09%      63.12%
61.03%        60.64%    60.30%      60.91%


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
47   Report of Independent Public Accountants

48   Consolidated Statements of Income

49   Consolidated Statements of Financial Condition

50   Consolidated Statements of Changes in Shareowners' Equity

51   Consolidated Statements of Cash Flows

52   Notes to Consolidated Financial Statements





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Capital City Bank Group, Inc.:



We have audited the accompanying consolidated statements of financial condition of CAPITAL CITY BANK GROUP, INC. (a Florida corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 24, 2002



CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
                                              For the Years Ended December 31,
                                            ----------------------------------
                                              2001         2000         1999
------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                  $102,473     $ 92,306      $78,527
Investment Securities:
  U.S. Treasury                                  367          696        1,430
  U.S. Government Agencies/Corp.               6,933        8,632        9,313
  States and Political Subdivisions            3,281        4,006        4,371
  Other Securities                             2,319        2,373        2,486
Funds Sold                                     3,610        1,321        3,558
                                            --------     --------      -------
     Total Interest Income                   118,983      109,334       99,685

INTEREST EXPENSE
Deposits                                      45,214       40,459       38,315
Short-Term Borrowings                          2,164        4,968        1,816
Long-Term Debt                                   871          807        1,116
                                            --------     --------      -------
     Total Interest Expense                   48,249       46,234       41,247
                                            --------     --------      -------

Net Interest Income                           70,734       63,100       58,438
Provision for Loan Losses                      3,983        3,120        2,440
                                            --------     --------      -------
Net Interest Income After Provision for
  Loan Losses                                 66,751       59,980       55,998
                                            --------     --------      -------

NONINTEREST INCOME
Service Charges on Deposit Accounts           10,647        9,380        9,973
Data Processing                                2,079        2,525        2,861
Asset Management Fees                          2,556        2,435        2,227
Securities Transactions                            4            2          (12)
Mortgage Banking Revenues                      4,016        1,265        1,607
Other                                         12,735       11,162        9,905
                                            --------     --------      -------
     Total Noninterest Income                 32,037       26,769       26,561
                                            --------     --------      -------

NONINTEREST EXPENSE
Salaries and Associate Benefits               37,686       29,967       28,969
Occupancy, Net                                 5,497        4,638        4,466
Furniture and Equipment                        7,173        5,779        5,647
Merger Expense                                   588          761        1,361
Other                                         21,860       18,002       19,385
                                            --------     --------      -------
     Total Noninterest Expense                72,804       59,147       59,828
                                            --------     --------      -------

Income Before Income Taxes                    25,984       27,602       22,731
                                            --------     --------      -------
Income Taxes                                   9,118        9,449        7,479
                                            --------     --------      -------

NET INCOME                                  $ 16,866     $ 18,153      $15,252
                                            ========     ========      =======

BASIC NET INCOME PER SHARE                  $   1.59     $   1.78      $  1.50
                                            ========     ========      =======

DILUTED NET INCOME PER SHARE                $   1.59     $   1.78      $  1.50
                                            ========     ========      =======

Basic Average Common Shares Outstanding       10,594       10,186       10,175
                                            ========     ========      =======

Diluted Average Common Shares Outstanding     10,634       10,215       10,196
                                            ========     ========      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)
                                                           As of December 31,
                                                     ---------------------------
                                                     --
                                                        2001               2000
--------------------------------------------------------------------------------
--
ASSETS
Cash and Due From Banks                              $   92,413         $
73,367
Funds Sold                                              164,417
40,623
                                                     ----------         --------
--
  Total Cash and Cash Equivalents                       256,830
113,990
Investment Securities, Available-for-Sale               219,073
276,839
Loans, Net of Unearned Interest                       1,243,351
1,051,832
                                                     ----------         --------
--
  Allowance for Loan Losses                             (12,096)
(10,564)
     Loans, Net                                       1,231,255
1,041,268
Premises and Equipment                                   47,037
37,023
Intangibles                                              32,276
22,293
Other Assets                                             34,952
36,047
                                                     ----------         --------
--
       Total Assets                                  $1,821,423
$1,527,460
                                                     ==========
==========
LIABILITIES
Deposits:
  Noninterest Bearing Deposits                       $  389,146         $
292,656
  Interest Bearing Deposits                           1,160,955
975,711
                                                     ----------         --------
--
     Total Deposits                                   1,550,101
1,268,367
Short-Term Borrowings                                    67,042
83,472
Long-Term Debt                                           13,570
11,707
Other Liabilities                                        18,927
16,307
                                                     ----------         --------
--
     Total Liabilities                                1,649,640
1,379,853
SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares
  authorized; no shares issued and outstanding                -
-
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 10,642,575 and 10,108,454 shares
  issued and outstanding                                    106
101
Additional Paid-In Capital                               17,178
7,369
Retained Earnings                                       152,149
141,659
Accumulated Other Comprehensive Income (Loss),
  Net of Tax                                              2,350
(1,522)
                                                     ----------         --------
--
     Total Shareowners' Equity                          171,783
147,607
                                                     ----------         --------
--
       Total Liabilities and Shareowners' Equity     $1,821,423
$1,527,460
                                                     ==========
==========
The accompanying Notes to Consolidated Financial Statements are an integral part of
these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)



Accumulated Other
                                                  Additional
Comprehensive
                                        Common     Paid-In     Retained
Income (Loss),
                                        Stock      Capital     Earnings     Net
of Taxes      Total
--------------------------------------------------------------------------------
--------------------
Balance, December 31, 1998               $102      $ 8,561     $119,521       $
678       $128,862
Comprehensive Income:
  Net Income                                                     15,252
  Net Change in Unrealized (Loss) Gain
    On Marketable Securities
(6,868)
Total Comprehensive Income
8,384
Cash Dividends ($.5525 per share)                                (5,718)
(5,718)
Issuance of Common Stock                               688
688
                                         ----      -------     --------        -
-----        --------
Balance, December 31, 1999                102        9,249      129,055
(6,190)        132,216
Comprehensive Income:
  Net Income                                                     18,153
  Net Change in Unrealized Gain (Loss)
    On Marketable Securities
4,668
Total Comprehensive Income
22,821
Cash Dividends ($.545 per share)                                 (5,549)
(5,549)
Issuance of Common Stock                               786
786
Repurchase of Common Stock                 (1)      (2,666)
(2,667)
                                         ----      -------     --------        -
-----        --------
Balance, December 31, 2000                101        7,369      141,659
(1,522)        147,607
Comprehensive Income:
  Net Income                                                     16,866
  Net Change in Unrealized Gain (Loss)
    On Marketable Securities
3,872
Total Comprehensive Income
20,738
Cash Dividends ($.595 per share)                                 (6,376)
(6,376)
Issuance of Common Stock                    7       14,749
14,756
Repurchase of Common Stock                 (2)      (4,940)
(4,942)
                                         ----      -------     --------        -
-----        --------
Balance, December 31, 2001               $106      $17,178     $152,149
$2,350        $171,783
                                         ====      =======     ========
======        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                                        For the Years Ended
December 31,
                                                       -------------------------
---------
                                                         2001         2000
1999
--------------------------------------------------------------------------------
---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $ 16,866     $ 18,153
$ 15,252
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses                                 3,983        3,120
2,440
Depreciation                                              4,373        3,979
3,708
Net Securities Amortization                               1,173        1,368
1,417
Amortization of Intangible Assets                         3,772        2,837
2,833
(Gain) Loss on Sale of Investment Securities                 (4)          (2)
12
Non-Cash Compensation                                       785          101
260
Deferred Income Taxes                                         7         (293)
(225)
Net Decrease (Increase) in Other Assets                   1,744       (3,709)
(230)
Net Increase (Decrease) in Other Liabilities                671        1,194
(1,000)
                                                       --------     --------
--------
Net Cash Provided by Operating Activities                33,370       26,748
24,467
                                                       --------     --------
--------
CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale              117,198       50,837
104,189
Purchase of Investment Securities Available-for-Sale     (6,053)        (492)
(66,031)
Net Increase in Loans                                  (103,042)    (125,831)
(86,608)
Net Cash Received From Acquisitions                      81,390            -
-
Purchase of Premises & Equipment                         (7,671)      (3,236)
(4,471)
Sales of Premises & Equipment                               526           69
100
                                                       --------     --------
--------
Net Cash Provided by (Used in) Investing Activities      82,348      (78,653)
(52,821)
                                                       --------     --------
--------

CASH FLOWS FROM FINANCING ACTIVITES:
Net Increase (Decrease) in Deposits                      77,844       65,709
(50,895)
Net (Decrease) Increase in Short-Term Borrowings        (41,431)      17,196
41,076
Borrowing from Long-Term Debt                             7,861        1,428
2,262
Repayment of Long-Term Debt                              (6,269)      (3,979)
(6,750)
Dividends Paid                                           (6,376)      (5,549)
(5,718)
Repurchase of Common Stock                               (4,942)      (2,667)
-
Issuance of Common Stock                                    435          685
428
                                                       --------     --------
--------
Net Cash Provided By (Used in) Financing Activities      27,122       72,823
(19,597)
                                                       --------     --------
--------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                  142,840       20,918
(47,951)
Cash and Cash Equivalents at Beginning of Year          113,990       93,072
141,023
                                                       --------     --------
--------
Cash and Cash Equivalents at End of Year               $256,830     $113,990
$ 93,072
                                                       ========     ========
========

SUPPLEMENTAL DISCLOSURES:

Interest Paid on Deposits                              $ 44,990     $ 41,863
$ 38,822
                                                       ========     ========
========

Interest Paid on Debt                                  $  2,883     $  5,873
$  2,849
                                                       ========     ========
========

Taxes Paid                                             $  9,290     $ 10,878
$  6,137
                                                       ========     ========
========

Loans Transferred To Other Real Estate                 $  2,149     $    904
$  1,344
                                                       ========     ========
========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of Capital City Bank Group, Inc. ("CCBG" or collectively the "Company"), and its subsidiaries ("CCB" or the "Bank"), all of which are wholly-owned. The historical financial statements have been restated for the 1999 acquisition of Grady Holding Company and its subsidiaries which was accounted for as a pooling-of interests (see Note 2). All material inter-company transactions and accounts have been eliminated.

The Company, which operates in a single reportable business segment comprised of commercial banking within the states of Florida, Georgia and Alabama, follows generally accepted accounting principles and reporting practices applicable to the banking industry. Prior year financial statements and other information have been reclassified to conform to the current year presentation. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold.
Generally, federal funds are purchased and sold for one-day periods and all items have an initial maturity of 90 days or less.

Investment Securities
---------------------
Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. Gains and losses are recognized and reported separately in the Consolidated Statements of Income upon realization or when impairment of values is deemed to be other than temporary. Gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Income and reported net of taxes in the accumulated other comprehensive income (loss) component of shareowners' equity until realized.

Loans
-----
Loans are stated at the principal amount outstanding, net of unearned income. Interest income is generally accrued based on outstanding balances. Fees charged to originate loans and loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

Allowance for Loan Losses
-------------------------
The allowance for loan losses is that amount considered adequate to absorb losses inherent in the portfolio based on management's evaluation of the current risk characteristics of the loan portfolio as of the reporting date. The allowance is based on significant management's estimate of the credit quality of the portfolio.

The evaluation of credit quality begins with the review of business purpose loans with balances exceeding $25,000 for impairment. Impaired loans are defined as those in which the full collection of principal and interest in accordance with the contractual terms is improbable. Impaired loans typically include those that are in non-accrual status or classified as doubtful as defined by the Company's internal risk rating system. Generally, loans are placed on non-accrual status when interest becomes past due 90 days or more, or management deems the ultimate collection of principal and interest is in doubt. A specific allowance for loss is made for impaired loans based on a comparison of the recorded investment in the loan to either the present value of the loan's expected cash flow, the loan's estimated market price or the estimated fair value of the underlying collateral less costs to sell the collateral.

Loans that are reviewed for impairment but deemed not to be impaired are analyzed to determine if an allowance is required. This analysis is based primarily on the underlying value of the collateral. If the value of the collateral is considered insufficient, an allowance is made for the deficiency. The value of the collateral is dependent on current economic conditions in the communities we serve and is subject to change.

Larger business purpose loans that show no signs of weakness are assigned an allowance based on the historical loss ratios in pools of loans with similar characteristics. The historical loss ratios are determined by analyzing losses over the prior twelve quarters, with more emphasis being placed on the recent four quarters. The historical loss ratios are then adjusted for certain external factors, including micro- and macro-economic outlook, past due and non-performing trends within the portfolio, loan growth, and credit administration practices.

Large groups of smaller balance homogeneous loans are collectively evaluated to determine the allowance required for possible loan losses. These small balance homogenous loans include consumer installment loans, credit card loans, and residential mortgage loans. An historical loss ratio is determined for these smaller balance loans and applied to the balance of the individual pools of loans to determine the allowance needed. The historical losses are adjusted for external factors as described above.

Long-Lived Assets
-----------------
Premises and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives for each type of asset with premises being depreciated over a range of 10 to 40 years, and equipment being depreciated over a range of 3 to 10 years. Additions and major facilities are capitalized and depreciated in the same manner. Repairs and maintenance are charged to noninterest expense as incurred.

Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with the various acquisitions. Core deposit intangible assets were amortized on the straightline method over various periods, with the majority being written-off over an average of 10 years. Goodwill intangible assets were amortized on the straightline method over various periods, with the majority being written off over an average of 15 years. The amortization of all intangible assets was approximately $3.8 million in 2001, and $2.8 million in 2000 and 1999.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows. If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Income Taxes
------------
The Company files consolidated federal and state income tax returns. In general, the parent company and its subsidiaries compute their tax provisions as separate entities prior to recognition of any tax expense benefits which may accrue from filing a consolidated return.

Deferred income tax assets and liabilities result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Accounting Pronouncements
-------------------------
In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 expresses the SEC staff's views on the development, documentation and application of a systematic methodology in determining the allowance for loan losses, using generally accepted accounting principles. The SAB indicates that the methodology for computing the allowance should be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's ("FFIEC"), "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions", which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institutions. The adoption of the provisions contained in this bulletin did not have a material impact on reported results of operations of the Company.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles", which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company anticipates the adoption of this standard to increase 2002 earnings by approximately $622,000.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material impact on reported results of operations of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on reported results of operations of the Company.

Note 2
ACQUISITIONS

Merger-related expenses totaled $588,000 in 2001, $761,000 in 2000, and $1.4 million in 1999. The expenses are integration costs which include primarily severance payments, system conversion and travel.

On March 9, 2001, the Company completed its second purchase and assumption transaction with First Union National Bank ("First Union") and acquired six of First Union's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which is being amortized over a 10-year period. The Company purchased $18 million in loans and assumed deposits of $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with CCBG, and First National Bank of West Point merged with CCB. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 shares of First Bankshares of West Point, Inc. resulting in the issuance of 701,000 CCBG shares and paid consideration of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangibles, primarily goodwill. These intangible assets are being amortized over a 15-year period.
The information below lists the consolidated assets and liabilities, along with the consideration paid for the acquisition:

                                           First Bankshares of
(Dollars in Thousands)                      West Point, Inc.
-------------------------------------------------------------
Cash and Due From Banks                        $  4,944
Funds Sold                                        8,378
                                               -------
  Total Cash and Cash Equivalents                13,322
Investment Securities, Available-for-Sale        48,244
Loans, Net of Unearned Interest                  74,685
Intangible Asset                                  2,471
Other Assets                                      4,830
                                               -------
Total Assets                                    143,552
                                               --------

Total Deposits                                   99,928
Short-Term Borrowings                            25,000
Long-Term Debt                                      272
Other Liabilities                                 1,398
                                               -------
Total Liabilities                               126,598
                                               --------

Consideration Paid to West Point Shareowners   $ 16,954
                                               =========

On May 7, 1999, the Company completed its acquisition of Grady Holding Company and its subsidiary, First National Bank of Grady County ("FNBGC") in Cairo, Georgia. At the time of the acquisition, FNBGC had $119 million in assets with offices in Cairo and Whigham, Georgia. The Company issued 21.50 shares for each of the 60,910 shares of FNBGC. Grady Holding Company was merged with CCBG, and FNBGC became a second bank subsidiary for CCBG. The consolidated financial statements of the Company give effect to the merger which has been accounted for as a pooling-of interests. Accordingly, financial statements for the prior periods have been restated to reflect the results of operations of these entities on a combined basis from the earliest period presented. On November 2, 2001, the merger of FNBGC with CCB was completed, and CCB became the resulting bank and bank subsidiary of CCBG.

Note 3
INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:


                                                    2001
                            ----------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
--------------------------------------------------------------------------------
U.S. Treasury               $      -        $    -          $  -        $      -
U.S. Government Agencies
  and Corporations            41,303         1,076             -          42,379
States and Political
  Subdivisions                70,905         1,182            22          72,065
Mortgage-Backed Securities    64,382           876            10          65,248
Other Securities              38,774           623            16          39,381
                            --------        ------           ---        --------
  Total Investment
    Securities              $215,364        $3,757           $48        $219,073
                            ========        ======           ===        ========

                                                    2000
                            ----------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
--------------------------------------------------------------------------------
U.S. Treasury               $ 10,016        $  5           $    -       $ 10,021
U.S. Government Agencies
  and Corporations            69,683          49              516         69,216
States and Political
  Subdivisions                85,744         192              695         85,241
Mortgage-Backed Securities    73,741         134            1,126         72,749
Other Securities              40,058           7              453         39,612
                            --------        ----           ------       --------
  Total Investment
    Securities              $279,242        $387           $2,790       $276,839
                            ========        ===            ======       ========

The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:

(Dollars in Thousands)

               Total           Gross               Gross
Year          Proceeds     Realized Gains     Realized Losses
-------------------------------------------------------------
2001          $84,794           $4                  $ -
2000          $37,096           $2                  $ -
1999          $86,213           $1                  $13

Total proceeds do not include principal reductions in mortgage backed securities and proceeds from securities which were called of $33.0 million, $13.7 million and $18.0 million in 2001, 2000 and 1999, respectively.

As of December 31, 2001, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)            Amortized Cost     Market Value
-----------------------------------------------------------------
Due in one year or less              $ 46,818          $ 47,540
Due after one through five years       95,764            97,913
Due after five through ten years        1,336             1,329
Over ten years                          7,064             7,043
Mortgage-Backed Securities             64,382            65,248
                                     --------          --------
   Total Investment Securities       $215,364          $219,073
                                     ========          ========

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $149.6 million and $141.2 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes.

Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)              2001              2000
-------------------------------------------------------------
Commercial, Financial and
  Agricultural                   $  128,480        $  108,340
Real Estate - Construction           72,778            84,133
Real Estate - Mortgage              302,239           231,099
Real Estate - Residential           434,378           379,123
Real Estate - Home Equity            65,879            58,629
Real Estate - Loans Held-for-Sale    30,289             6,737
Consumer                            209,308           183,771
                                 ----------        ----------
    Total Loans, Net of
      Unearned Interest          $1,243,351        $1,051,832
                                 ==========        ==========

Nonaccruing loans amounted to $2.4 million and $2.9 million, at December 31, 2001 and 2000, respectively. Restructured loans amounted to $20,000 and $19,000, at December 31, 2001 and 2000,
respectively. If such nonaccruing and restructured loans had been on a fully accruing basis, interest income would have been $122,000 higher in 2001 and $291,000 higher in 2000.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)                 2001          2000          1999
-------------------------------------------------------------------------
Balance, Beginning of Year           $10,564       $ 9,929        $9,827
Acquired Reserves                      1,206             -             -
Provision for Loan Losses              3,983         3,120         2,440
Recoveries on Loans
  Previously Charged-Off                 993           703           860
Loans Charged-Off                     (4,650)       (3,188)       (3,198)
                                     -------       -------        ------
Balance, End of Year                 $12,096       $10,564        $9,929
                                     =======       =======        ======

Selected information pertaining to impaired loans, at December 31, is as follows:

                                          2001                2000
                                             Valuation              Valuation
(Dollars in Thousands)             Balance   Allowance    Balance   Allowance
-----------------------------------------------------------------------------
With Related Credit Allowance      $  956     $  112      $    -       $-
Without Related Credit Allowance      176          -       1,009        -
Average Recorded Investment
  for the Period                   $1,827     $1,020      $1,687       $-

The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the years ended December 31, 2001, 2000 and 1999 the Company recognized $36,000, $86,000, and $74,000, in interest income on impaired loans, of which $36,000, $77,000, and $57,000, was collected in cash, respectively.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)           2001                2000
----------------------------------------------------------
Land                           $10,342             $ 9,458
Buildings                       42,573              34,259
Fixtures and Equipment          42,601              32,587
                               -------             -------
  Total                         95,516              76,304
Accumulated Depreciation       (48,479)            (39,281)
                               -------             -------
Premises and Equipment, Net    $47,037             $37,023
                               =======             =======

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)     2001               2000
----------------------------------------------------
NOW Accounts            $  244,153          $207,978
Money Market Accounts      220,755           156,590
Savings Accounts            99,685           104,035
Other Time Deposits        596,362           507,108
                        ----------          --------
   Total                $1,160,955          $975,711
                        ==========          ========

Time deposits in denominations of $100,000 or more totaled $136.8 million and $95.1 million at December 31, 2001 and 2000, respectively.
At December 31, 2001, the scheduled maturities of other time deposits were as follows:

2002                       $532,160
2003                         44,005
2004                         12,197
2005                          4,529
2006 and thereafter           3,471
                           --------
                           $596,362
                           ========

The average balances maintained on deposit with the Federal
Reserve Bank for the years ended December 31, 2001 and 2000, were $35.5 million and $34.8 million, respectively.

Interest expense on deposits for the three years ended December
31, was as follows:

(Dollars in Thousands)       2001           2000           1999
----------------------------------------------------------------
NOW Accounts               $ 4,046        $ 4,444        $ 3,134
Money Market Accounts        6,237          6,673          5,766
Savings Accounts             1,865          2,446          2,453
Other Time Deposits         33,066         26,896         26,962
                           -------        -------        -------
  Total                    $45,214        $40,459        $38,315
                           =======        =======        =======

Note 8
SHORT-TERM BORROWINGS
Short-term borrowings included the following at December 31:

                                                         Securities
                                             Federal     Sold Under      Other
                                              Funds      Repurchase    Short-
Term
(Dollars in Thousands)                      Purchased    Agreements
Borrowings
--------------------------------------------------------------------------------
--
2001
----
Balance                                      $ 5,025       $59,792      $ 2,225
Maximum indebtedness at any month end         22,875        59,792       31,503
Daily average indebtedness outstanding        10,817        39,505        7,789
Average rate paid for the year                 3.96%         3.17%        6.20%
Average rate paid on period-end borrowings     1.89%         1.03%        1.82%

2000
----
Balance                                      $ 7,225       $44,478      $31,769
Maximum indebtedness at any month end         39,975        60,283       61,269
Daily average indebtedness outstanding        18,612        44,908       22,599
Average rate paid for the year                 6.47%         4.95%        6.83%
Average rate paid on period-end borrowings     4.88%         4.32%        6.84%

Note 9
LONG-TERM DEBT

Long-term debt included the following at December 31:

(Dollars in Thousands)                                     2001             2000
--------------------------------------------------------------------------------
-
Federal Home Loan Bank Notes,
  Due on October 10, 2001, fixed rate of 5.00%           $     -          $
286
  Due on March 8, 2004, fixed rate of 6.64%                  204
-
  Due on December 16, 2004, fixed rate of 6.52%              188
250
  Due on December 16, 2004, fixed rate of 6.52%              103
138
  Due on December 19, 2005, fixed rate of 6.04%            1,322
1,432
  Due on February 15, 2006, fixed rate of 3.00%              153
-
  Due on December 13, 2006, fixed rate of 6.20%              870
936
  Due on April 24, 2007, fixed rate of 7.30%                 306
362
  Due on June 13, 2008, fixed rate of 5.40%                  929
-
  Due on March 18, 2013, fixed rate of 6.37%                 854
898
  Due on September 23, 2013, fixed rate of 5.64%           1,215
1,277
  Due on January 27, 2014, fixed rate of 5.79%             1,427
1,463
  Due on May 27, 2014, fixed rate of 5.92%                   647
683
  Due on July 20, 2016, fixed rate of 6.27%                1,726
-
  Due on December 17, 2018, fixed rate of 6.33%            1,836
1,895
  Due on December 24, 2018, fixed rate of 6.29%              817
837
  Due on February 16, 2021, fixed rate of 3.00%              973
-
Revolving Credit Note,
  Due on November 16, 2004,
    rates ranging from 3.99 - 5.39%                            -
1,250
                                                         -------          ------
-
Total outstanding                                        $13,570
$11,707
                                                         =======
=======

The contractual maturities of long-term debt for the five years succeeding December 31, 2001, are as follows:

2002                       $ 1,104
2003                         1,109
2004                         1,052
2005                           948
2006 and thereafter          9,357
                           -------
                           $13,570

The Federal Home Loan Bank advances are collateralized with U.S.
Government Agencies. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.

Upon expiration of the Revolving Credit Note, due on November 16, 2004, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The Company, at its option, may select from various loan rates including the following:
Prime, LIBOR, or the lender's cost of funds rate, plus or minus increments thereof. The LIBOR or cost of funds rates may be fixed for a period up to six months. The revolving credit is unsecured, but upon conversion is to be collateralized by common stock of the subsidiary bank equal in value to 125% of the principal balance of the loan. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. At December 31, 2001, the Company was in compliance with all of the terms of the agreement and had $25 million available under a $25 million line of credit facility.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:

(Dollars in Thousands)            2001           2000           1999
----------------------------------------------------------------------
Current:
  Federal                        $7,709         $8,172         $6,880
  State                           1,402          1,570            824
Deferred:
  Federal                             6           (245)          (189)
  State                               1            (48)           (36)
                                 ------         ------         ------
     Total                       $9,118         $9,449         $7,479
                                 ======         ======         ======

The net deferred tax (liability) asset and the temporary differences comprising that balance at December 31, 2001 and 2000, are as follows:

(Dollars in Thousands)                           2001          2000
--------------------------------------------------------------------
Deferred Tax Asset attributable to:
  Allowance for Loan Losses                     $2,992        $2,841
  Unrealized Losses on Investment Securities         -           881
  Stock Incentive Plan                             904           875
  Interest on Nonperforming Loans                  113            57
  Acquired Deposits                                803           392
  Acquisition Integration Costs                     41           111
  Other                                            542           392
                                                ------        ------
    Total Deferred Tax Asset                    $5,395        $5,549
Deferred Tax Liability attributable to:
  Associate Benefits                            $  698        $1,347
  Unrealized Gains on Investment Securities      1,359             -
  Premises and Equipment                         1,643         1,421
  Deferred Loan Fees                             1,169           291
  Securities Accretion                             253           210
  Acquired Deposits                                 76             -
  Other                                            331           167
                                                ------        ------
    Total Deferred Tax Liability                 5,529         3,436
                                                ------        ------
Net Deferred Tax (Liability) Asset              $ (134)       $2,113
                                                ======        ======

Income taxes provided were higher (lower) than the tax expense computed by applying the statutory federal income tax rates to income. The primary differences are as follows:

(Dollars in Thousands)                2001         2000         1999
---------------------------------------------------------------------
Computed Tax Expense                 $9,094       $9,661       $7,956
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income       (1,179)      (1,357)      (1,409)
    State Income Taxes,
      Net of Federal Income
      Tax Benefit                       913        1,000          468
    Other                               290          145          464
                                     ------       ------       ------
Actual Tax Expense                   $9,118       $9,449       $7,479
                                     ======       ======       ======

Note 11
ASSOCIATE BENEFITS

The Company sponsors a noncontributory pension plan covering substantially all of its associates. Benefits under this plan generally are based on the associate's years of service and ompensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts deductible for federal income tax purposes.

The following table details the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)                                2001       2000       1999
--------------------------------------------------------------------------------
-
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year           $26,811    $18,980
$22,211
  Service Cost                                        2,732      2,255
2,015
  Interest Cost                                       2,122      1,777
1,477
  Actuarial Loss (Gain)                               2,052      3,019
(4,411)
  Amendments to Plan<F1>                              1,553      2,099
-
  Benefits Paid                                      (1,362)    (1,119)
(2,021)
  Expenses Paid                                        (266)      (200)
(291)
                                                    -------    -------    ------
-
    Projected Benefit Obligation at End of Year     $33,642    $26,811
$18,980
                                                    -------    -------    ------
-
Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year    $31,319    $32,521
$29,248
  Actual Return on Plan Assets                       (1,493)      (798)
4,824
  Employer Contributions                                524        915
761
  Amendments to Plan(1)                                1,391          -
-
  Benefits Paid                                      (1,362)    (1,119)
(2,021)
  Expenses Paid                                        (266)      (200)
(291)
                                                    -------    -------    ------
-
    Fair Value of Plan Assets at End of Year        $30,113    $31,319
$32,521
                                                    -------    -------    ------
-
  Funded Status                                     $(3,529)   $ 4,508
$13,541
  Unrecognized Net Actuarial Loss (Gain)              3,557     (3,000)
(10,122)
  Unrecognized Prior Service Cost                     1,718      2,203
447
  Unrecognized Net Transition Obligation
    Liability (Asset)                                     2       (232)
(468)
                                                    -------    -------    ------
-
      Prepaid Benefit Cost                          $ 1,748    $ 3,479    $
3,398
                                                    =======    =======
=======
Weighted-Average Assumptions:
  Discount Rate                                        7.25%      7.50%
7.75%
  Expected Return on Plan Assets                       8.25%      8.25%
8.25%
  Rate of Compensation Increase                        5.50%      5.50%
5.50%
Components of Net Periodic Benefit Costs:
  Service Cost                                      $ 2,732    $ 2,255    $
2,015
  Interest Cost                                       2,122      1,777
1,477
  Expected Return on Plan Assets                     (2,629)    (2,643)
(2,401)
  Amortization of Prior Service Cost                    327        343
164
  Transition Asset Recognition                         (231)      (236)
(236)
  Recognized Net Actuarial Gain                        (168)      (663)
(242)
                                                    -------    -------    ------
-
    Net Periodic Benefit Cost                       $ 2,153    $   833    $
777
                                                    =======    =======
=======

<F1> The amendments to the plan are a result of acquisitions and the IRS regulation regarding the change from the PBGC mortality table to the GATT mortality table.

The Company has a Supplemental Employee Retirement Plan covering selected executives. Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 2001, 2000 and 1999 of $213,793, $167,000 and $266,000,
respectively, and no minimum liability, at December 31, 2001, 2000 and 1999, respectively.


The following table details the components of the Supplemental Employee Retirement Plan, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)                                2001       2000
1999
---------------------------------------------------------------------------
------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year           $ 1,255    $ 1,347    $
1,302
  Service Cost                                           73         59
88
  Interest Cost                                         102         83
102
  Actuarial Gain                                       (111)      (283)
(145)
  Amendments                                            139         49
-
                                                    -------    -------    -
-----
-
    Projected Benefit Obligation at End of Year     $ 1,458    $ 1,255    $
1,347
                                                    -------    -------    -
------
Change in Plan Assets:
  Funded Status                                     $(1,458)   $(1,255)
$(1,347)
  Unrecognized Net Actuarial (Gain) Loss               (333)      (242)
18
  Unrecognized Prior Service Cost                       605        525
524
                                                    -------    -------    -
-----
-
    Accrued Benefit Cost                            $(1,186)   $  (972)   $
(805)
                                                    =======    =======
=======
Weighted-Average Assumptions:
  Discount Rate                                        7.25%      7.50%
7.75%
  Rate of Compensation Increase                        5.50%      5.50%
5.50%
Components of Net Periodic Benefit Costs:
  Service Cost                                      $    73    $    59    $
88
  Interest Cost                                         102         83
102
  Expected Return on Plan Assets                          -          -
-
  Amortization of Prior Service Cost                     59         48
44
  Transition Asset Recognition                            -          -
-
  Recognized Net Actuarial (Gain) Loss                  (20)       (23)
32
                                                    -------    -------    -
------
    Net Periodic Benefit Cost                       $   214    $   167    $
266
                                                    =======    =======
=======

The Company has an Associate Incentive Plan under which shares of the Company's stock are issued as incentive awards to selected participants. 750,000 shares of common stock are reserved for issuance under this plan. The expense recorded related to this plan was approximately $757,000, $561,000 and $432,000 in 2001, 2000 and 1999, respectively. CCBG issued 28,689, 5,775 and 5,706 shares under the plan in 2001, 2000 and 1999, respectively. 176,692 shares have been issued since inception of this plan.

The Company has an Associate Stock Purchase Plan under which associates may elect to make a monthly contribution towards the purchase of Company stock on a semi-annual basis at a reduced price. 450,000 shares of common stock are reserved for issuance under the Stock Purchase Plan. CCBG issued 15,004, 26,397 and
18,444 shares under the plan in 2001, 2000 and 1999, respectively. 195,897 shares have been issued since inception of this plan.

The Company has a Director Stock Purchase Plan. 150,000 shares have been reserved for issuance. In 2001, 2000 and 1999, CCBG issued 3,475, 5,001 and 1,965 shares, respectively, under this plan. 30,176 shares have been issued since the inception of this plan to directors at a reduced price.

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation at the discretion of the Company. During 2001, 2000 and 1999, no contributions were made by the Company. The participant may choose to invest their contributions into fifteen investment funds available to CCBG participants, including CCBG's common stock.

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, CCBG did not issue any shares under this plan in 2001, 2000 and 1999.

Note 12
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)
                                                 2001         2000         1999
                                              ----------------------------------
--
Numerator:
  Net Income                                  $   16,866   $   18,153   $
15,252
  Preferred Stock Dividends                            -            -
-
                                              ----------   ----------   --------
--
  Numerator for Basic Earnings Per Share
    Income to Common Shareowners                  16,866       18,153
15,252
                                              ----------   ----------   --------
--
  Effects of Dilutive Securities:
    Preferred stock dividends                          -            -
-
                                              ----------   ----------   --------
--
  Numerator for Diluted Earnings Per Share
    Income Available to Common Shareowners
    After Assumed Conversions                 $   16,866   $   18,153   $
15,252
                                              ==========   ==========
==========
Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                   10,593,566   10,186,199
10,174,945
  Effects of Dilutive Securities
    Associate Stock Incentive Plan                40,382       28,643
21,288
                                              ----------   ----------   --------
--
  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                       10,633,948   10,214,842
10,196,233
                                              ==========   ==========
==========
Basic Earnings Per Share                      $     1.59   $     1.78   $
1.50
                                              ==========   ==========
==========
Diluted Earnings per Share                    $     1.59   $     1.78   $
1.50
                                              ==========   ==========
==========


Note 13
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items.
The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighed assets, and of Tier I capital to average assets. As of December 31, 2001, the Company meets all capital adequacy requirements to which it is subject.
A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group,
Inc. consolidated and its banking subsidiary, Capital
City Bank, as of December 31, 2001 and December 31, 2000 is shown below:

                                                                 To Be
                                            WellRequired
                                            Capitalized Under
                                           For Capital        Prompt
Corrective
                        Actual          Adequacy Purposes     Action
Provisions (Dollars in       -----------------------------------------
--------------------
 Thousands)        Amount    Ratio       Amount    Ratio       Amount
Ratio
----------------------------------------------------------------------
---------
As of December 31, 2001:
Tier I Capital:
  CCBG            $137,158   10.84%     $ 50,602    4.00%            *
*
  CCB              136,271   10.79%       50,497    4.00%     $ 75,746
6.00%
Total Capital:
  CCBG             149,254   11.80%      101,205    8.00%            *
*
  CCB              148,368   11.75%      100,994    8.00%      126,243
10.00%

Tier I Leverage:
  CCBG             137,158    7.53%       54,643    3.00%            *
*
  CCB              136,271    7.48%       54,674    3.00%       91,123
5.00%

As of December 31, 2000:
Tier I Capital:
  CCBG            $126,836   11.87%      $42,753    4.00%            *
*
  CCB              108,474   11.00%       39,451    4.00%     $ 59,177
6.00%

Total Capital:
  CCBG             137,400   12.86%       85,507    8.00%            *
*
  CCB              117,440   11.91%       78,902    8.00%       98,628
10.00%

Tier I Leverage:
  CCBG             126,836    8.30%       32,065    3.00%            *
*
  CCB              108,474    7.59%       29,589    3.00%       49,314
5.00%

*Non-applicable to bank holding companies.

Note 14
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by Federal and state bank regulatory authorities.


The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 2002, the bank subsidiaries may declare dividends without regulatory approval of $14.4 million plus an additional amount equal to the net profits of the Company's subsidiary banks for 2002 up to the date of any such dividend declaration.

Note 15
RELATED PARTY INFORMATION

The Chairman of the Board of Capital City Bank Group,
Inc., is chairman of the law firm which serves as general counsel to the Company and its subsidiary. Fees paid by the Company and its subsidiary for these services, in aggregate, approximated $534,000, $335,000 and $320,000 during 2001, 2000 and 1999, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interest General Partnership
L.L.P., provides for annual lease payments of approximately $69,400, to be adjusted for inflation in future years.

At December 31, 2001 and 2000, certain officers and directors were indebted to the Company's bank subsidiary in the aggregate amount of $12.7 million and $12.0 million, respectively. During 2001, $19.6 million in new loans were made and repayments totaled $18.9 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 16
SUPPLEMENTARY INFORMATION

Components of noninterest income in excess of 1% of total interest income and noninterest expense in excess of 1% of the sum total of interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)                  2001       2000       1999
-------------------------------------------------------------------
Noninterest Income:
  Merchant Fee Income                  $3,612     $3,388     $2,993
  Interchange Commission Fees           2,014      1,718      1,269
Noninterest Expense:
  Pension Expense                       2,153        833<F1>    777<F1>
  Associate Insurance                   2,339      1,697      1,653
  Payroll Taxes                         2,073      1,710      1,647
  Maintenance and Repairs               4,267      2,972      3,106
  Professional Fees                     1,301<F1>  1,331      1,173
  Printing & Supplies                   1,757      1,590      1,720
  Commission/Service Fees               2,863      3,517      3,107
  Telephone                             1,617      1,147<F1>  1,440

<F1> Less than 1% of the appropriate threshold.

Note 17
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS

The Company is a party to financial instruments with off-balancesheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments.
As of December 31, 2001, the amounts associated with the Company's off-balance-sheet obligations were as follows:
(Dollars in Thousands)                              Amount
-------------------------------------------------
---------
Commitments to Extend Credit<F1>
$382,363
Standby Letters of Credit
$  2,630

<F1> Commitments include unfunded loans, revolving lines of
credit (including credit card lines) and other unused commitments.

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

Deposits - The fair value of Noninterest Bearing Deposits, NOW Accounts, Money Market Accounts and Savings Accounts are the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
Long-Term Debt - The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. Fair value of these fees is not material.
The Company's financial instruments which have estimated fair values are presented below:

                                                At December 31,
                              ----------------------------------------
                              ---------
                                        2001                      2000
                              -----------------------   --------------
---------
                                           Estimated
Estimated
                               Carrying      Fair         Carrying
Fair
(Dollars in Thousands)           Value       Value          Value
Value
---------------------------   -----------------------   --------------
---------
Financial Assets:
  Cash                        $   92,413   $   92,413   $   73,367   $
73,367
  Short-Term Investments         164,417      164,417       40,623
40,623
  Investment Securities          219,073      219,073      276,839
276,839
  Loans, Net of Allowance
    for Loan Losses            1,231,255    1,305,282    1,041,268
1,068,945
                              ----------   ----------   ----------   -
---------
Total Financial Assets        $1,707,158   $1,781,185   $1,432,097
$1,459,774
                              ==========   ==========   ==========
==========

Financial Liabilities:
  Deposits                    $1,550,101   $1,569,116   $1,268,367
$1,270,844
  Short-Term Borrowings           67,042       67,042       83,472
83,472
  Long-Term Debt                  13,570       14,630       11,707
12,096
                              ----------   ----------   ----------   -
---------
Total Financial Liabilities   $1,630,713   $1,650,788   $1,363,546
$1,366,412
                              ==========   ==========   ==========
==========

Certain financial instruments and all nonfinancial instruments are excluded from the above table. The disclosures also do not include certain intangible assets such as customer relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income
(Dollars in Thousands)                              2001       2000
1999
----------------------------------------------------------------------
--------
OPERATING INCOME
Income Received from Subsidiary Bank:
  Dividends                                       $12,963    $ 8,713    $ 7,285
  Overhead Fees                                     2,393      2,373      2,595
                                                  -------    -------    -------
     Total Operating Income                        15,356     11,086      9,880
                                                  -------    -------    -------

OPERATING EXPENSE
Salaries and Associate Benefits                     1,878      1,715      1,926
Interest on Debt                                       83        147        430
Professional Fees                                     399        332        232
Advertising                                           132        100        109
Legal Fees                                             85         67         77
Other                                                 285        341        257
                                                  -------    -------    -------
Total Operating Expense                             2,862      2,702      3,031
                                                  -------    -------    -------
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Bank     12,494      8,384      6,849
Income Tax Benefit                                   (124)      (121)      (198)
                                                  -------    -------    -------
Income Before Equity in Undistributed
  Earnings of Subsidiary Bank                      12,618      8,505      7,047
Equity in Undistributed Earnings
  of Subsidiary Bank                                4,248      9,648      8,205
                                                  -------    -------    -------
Net Income                                        $16,866    $18,153    $15,252
                                                  =======    =======    =======

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition
(Dollars in Thousands)                                2001
2000
-----------------------------------------------------------------------
-----
ASSETS
Cash and Due From Group Bank                        $  3,224        $    187
Investment in Subsidiary Bank                        171,991
148,412
Other Assets                                             892
1,454
                                                    --------        ---
-----
  Total Assets                                      $176,107
$150,053
                                                    ========
========

LIABILITIES
Long-Term Debt                                      $      -        $
1,250
Other Liabilities                                      4,324
1,196
                                                    --------        ---
-----
  Total Liabilities                                    4,324
2,446
                                                    --------        ---
-----

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding             -               -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,642,575 and 10,108,454
  shares issued and outstanding                          106             101
Additional Paid-In Capital                            17,178
7,369
Retained Earnings                                    152,149
141,659
Accumulated Other Comprehensive Income (Loss),
  Net of Tax                                           2,350
(1,522)
                                                    --------        ---
-----
  Total Shareowners' Equity                          171,783
147,607
                                                    --------        ---
-----
  Total Liabilities and Shareowners' Equity         $176,107
$150,053
                                                    ========
========
The cash flows for the parent company for the three years ended
December 31, were as follows:

Parent Company Statements of Cash Flows
(Dollars in Thousands)                           2001        2000        1999
----------------------------------------------------------------------
--------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $16,866     $18,153     $15,252
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in Undistributed
  Earnings of Subsidiary Bank                   (4,248)     (9,648)     (8,205)
Non-Cash Compensation                              785         101         260
Decrease (Increase) in Other Assets                206        (925)        (40)
Increase (Decrease) in Other Liabilities            90        (233)        292
                                               -------     -------     -------
Net Cash Provided by Operating Activities       13,699       7,448       7,559
                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITES:
Net Cash Received From Acquisitions              1,471           -           -
                                               -------     -------     -------
Net Cash Provided by Investing Activities        1,471           -           -
                                               -------     -------     -------

CASH FROM FINANCING ACTIVITIES:
Borrowings of Long-Term Debt                     1,025         500           -
Repayments of Long-Term Debt                    (2,275)     (2,250)     (5,000)
Payment of Dividends                            (6,376)     (5,549)     (5,718)
Repurchase of Common Stock                      (4,942)     (2,667)          -
Issuance of Common Stock                           435         685         428
                                               -------     -------     -------
Net Cash Used in Financing Activities          (12,133)     (9,281)    (10,290)
                                               -------     -------     -------

Net Increase (Decrease) in Cash                  3,037      (1,833)     (2,729)
Cash at Beginning of Period                        187       2,020       4,749
                                               -------     -------     -------
Cash at End of Period                          $ 3,224     $   187     $ 2,020
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

Comprehensive income for 2001, 2000 and 1999 was calculated as follows:

(Dollars in Thousands)                           2001         2000       1999
-----------------------------------------------------------------------
---------
Net Unrealized Gains (Losses)
  Recognized in Other Comprehensive Income:
    Before Tax                                 $ 6,112      $ 7,357
$(10,566)
    Less Income Tax                              2,240        2,689
(3,698)
                                               -------      -------
--------
    Net of Tax                                   3,872        4,668
(6,868)
Amounts Reported in Net Income:
    Gain (Loss) On Sale of Securities                4            2
(12)
    Net Amortization                             1,173        1,368       1,417
                                               -------      -------
--------
    Reclassification Adjustment                  1,177        1,370       1,405
    Less: Income Tax Expense                       412          480         492
                                               -------      -------
--------
    Reclassification Adjustment, Net of Tax        765          890         913

Amounts Reported in Other Comprehensive Income:
    Unrealized Gain (Loss) Arising During the
     Period, Net of Tax                          4,637        5,558
(5,955)
Net Unrealized Losses Recognized in
    Reclassification Adjustments, Net of Tax      (765)        (890)
(913)
                                               -------      -------
--------
Other Comprehensive Income                       3,872        4,668
(6,868)
Net Income                                      16,866       18,153      15,252
                                               -------      -------
--------

Total Comprehensive Income                     $20,738      $22,821
$  8,384
                                               =======      =======
========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
---------------------------------------------------------
Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
Incorporated herein by reference to the sections entitled "Nominees for Election as Directors" and "Continuing Directors and Executive Officers" in the Registrant's
Proxy Statement dated April 2, 2002, to be filed on or about April 2, 2002.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
Incorporated herein by reference to the sections entitled "Summary Compensation Table" and the subsection entitled "What are directors paid for their services?"
under the section entitled "Corporate Governance" in the Registrant's Proxy Statement dated April 2, 2002, to be filed on or about April 2, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT
--------------------------------------------------
Incorporated herein by reference to the section entitled
"Share Ownership" in the Registrant's Proxy Statement dated April 2,
2002, to be filed on or about April 2, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Incorporated herein by reference to the subsection entitled "Transactions With Management and Related
Parties" under the section entitled "Executive Officers and Transactions with Management" in the Registrant's
Proxy Statement dated April 2, 2002, to be filed on or about April 2, 2002.
PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

          REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this

report:



     1.  Financial Statements

         Report of Independent Public Accountants

         Consolidated Statements of Income for Fiscal
Years 2001,
         2000 and 1999

         Consolidated Statements of Financial Condition at the
         end of Fiscal Years 2001 and 2000

         Consolidated Statements of Changes in
Shareowners'
         Equity for Fiscal Years 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for
Fiscal Years
         2001, 2000 and 1999

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules
         Other schedules and exhibits are omitted because the
         Required information either is not applicable or is
         shown in the financial statements or the notes thereto.

     3.  Exhibits Required to be Filed by Item 601 of
Regulation
         S-K


Reg. S-K
Exhibit
Table
Item No.   Description of Exhibit
--------   ----------------------
2(a)       Agreement and Plan of Merger, dated as of
December 10,
           1995, by and among Capital City Bank Group,
Inc.; a
           Florida corporation to be formed as a direct wholly-
           owned subsidiary of the Registrant; and First
           Financial Bancorp, Inc. - incorporated herein by
           reference to Exhibit 2(a) of the Registrant's
Form 10K
           (filed 3/29/96).

2(b)       Purchase and Assumption Agreement, dated as
of
           August 26, 1998, by and between Capital City
Bank and
           First Union National Bank - incorporated herein by
           reference to Registrant's Form 8-K
(filed3/21/98).

2(c)       Agreement and Plan of Merger, dated as of
February 11,
           1999, by and among Capital City Bank Group,
Inc.,
           Grady Holding Company and First National Bank of Grady
           County - incorporated herein by reference to the
           Registrant's Form 8-K (filed 3/26/99).

2(d)       Agreement and Plan of Merger, dated as of
September
           25, 2000, by and between Capital City Bank
Group, Inc.
           and First Bankshares of West Point, Inc. - incorporated herein by reference to Exhibit
2(d) of
           the Registrant's Form 10-K (filed 3/30/01).

2(e)       Purchase and Assumption Agreement, dated as
of October
           3, 2000, by and between Capital City Bank and
First
           Union National Bank - incorporated herein by reference
           to Exhibit 2(e) of the Registrant's Form 10-K
(filed
           3/30/01).

2(f)       Plan of Merger and Merger Agreement, dated
August 23,
           2001, by and between Capital City Bank and First
           National Bank of Grady County Filed with this report.

3(a)       Amended and Restated Articles of
Incorporation -
           incorporated herein by reference to Exhibit 3 of the
           Registrant's 1996 Proxy Statement (filed
4/11/96).

3(b)       Amended and Restated Bylaws - incorporated
herein by
           reference to Exhibit 3(b) of the Registrant's
Form
           10-Q (filed 1/13/97).

10(a)      Promissory Note and Pledge and Security
Agreement
           evidencing a line of credit by and between Registrant
           and SunTrust Bank, dated November 16, 1995 - incorporated herein by reference to Exhibit
10(b) of
           the Registrant's Form 10-K (filed 3/29/96).

10(b)      Capital City Bank Group, Inc. 1996 Associate
Incentive
           Plan, as amended - incorporated herein by reference to
           Exhibit 10 of the Registrant's Form S-8
(filed
           12/23/96).

10(c)      Capital City Bank Group, Inc. Amended and
Restated
           Director Stock Purchase Plan - incorporated herein by
           reference to Exhibit 10(d) of the
Registrant's Form
           10-K (filed 3/30/00).

10(d)      Capital City Bank Group, Inc. 1996 Dividend
           Reinvestment and Optional Stock Purchase Plan
-
           incorporated herein by reference to the
Registrant's
           Form S-3 (filed 1/30/97).

21         Subsidiaries - Filed with this report.

23         Consent of Independent Public Accountants -
Filed with
           this report.

99         Letter regarding Arthur Andersen LLP
Assurances -
           Filed with this report.


(b)  Reports on Form 8-K

No Reports on Form 8-K were filed during the fourth quarter of fiscal year 2001.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 21, 2002, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.



/s/ William G. Smith
----------------------------
-
William G. Smith, Jr.
President and Chief
Executive Officer (Principal
Executive Officer)

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed on March 21, 2002 by the following persons in the capacities indicated.



/s/ William G. Smith
----------------------------
-
William G. Smith, Jr.
President and Chief
Executive Officer (Principal
Executive Officer)



/s/ J. Kimbrough Davis
----------------------------
-
J. Kimbrough Davis
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer)

Directors:



/s/ DuBose Ausley                      /s/
Lina S. Knox
--------------------------             -----------------
---------
DuBose Ausley                          Lina S. Knox



/s/ Thomas A. Barron                   /s/ John R. Lewis
--------------------------             -----------------
---------
Thomas A. Barron                       John R. Lewis



                                       /s/ William G.
Smith, Jr. --------------------------  -----------------
---------
Cader B. Cox, III                      William G. Smith,
Jr.



/s/ John K. Humphress
--------------------------
John K. Humphress