Form 10-Q
period 2002-03-31
CAPITAL CITY BANK GROUP INC
filed 2002-05-15
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                         For the Quarter Ended:
                            March 31, 2002
                            ---------------

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



             Registrant's telephone number, including area code:
                              (850) 671-0300
                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.

                               Yes[X]   No[ ]


At April 30, 2002, 10,625,712 shares of the Registrant's Common
Stock, $.01 par value, were outstanding.

In reliance on Release No. 34-45589 under the Securities Exchange
Act of 1934, the Registrant's interim financial statements contained in this Quarterly Report on Form 10-Q have not been reviewed by an independent public accountant pursuant to Rule
10-01 of Regulation S-X.

                    CAPITAL CITY BANK GROUP, INC.

                       FORM 10-Q    I N D E X

                                                            PAGE
ITEM         PART I. FINANCIAL INFORMATION                 NUMBER
----         -----------------------------                 ------
1.           Consolidated Financial Statements                  3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations     13

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                       23

ITEM         PART II. OTHER INFORMATION
----         --------------------------
1.           Legal Proceedings                     Not Applicable

2.           Changes in Securities and
             Use of Proceeds                       Not Applicable

3.           Defaults Upon Senior Securities       Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                      Not Applicable

5.           Other Information                                 25

6.           Exhibits and Reports on Form 8-K                  25

Signatures                                                     25



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      CAPITAL CITY BANK GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31
            (Dollars in Thousands, Except Per Share Amounts)

                                         2002                    2001
                                     (Unaudited)             (Unaudited)
                                     -----------             -----------
INTEREST INCOME
---------------
Interest and Fees on Loans           $   23,826              $   24,673
Investment Securities:
  U. S. Treasury                              -                     128
  U. S. Government Agencies and
    Corporations                          1,447                   2,041
  States and Political Subdivisions         719                     882
  Other Securities                          533                     608
Funds Sold                                  516                     805
                                     ----------              ----------
    Total Interest Income                27,041                  29,137
                                     ----------              ----------

INTEREST EXPENSE
----------------
Deposits                                  6,847                  11,787
Short-Term Borrowings                       160                   1,111
Long-Term Debt                              190                     245
                                     ----------              ----------
    Total Interest Expense                7,197                  13,143
                                     ----------              ----------

Net Interest Income                      19,844                  15,994
Provision for Loan Losses                   802                     822
                                     ----------              ----------
Net Interest Income After Provision
  for Loan Losses                        19,042                  15,172
                                     ----------              ----------

NONINTEREST INCOME
------------------
Service Charges on Deposit Accounts       2,709                   2,421
Data Processing                             501                     501
Asset Management Fees                       630                     638
Securities Transactions                       -                       -
Mortgage Banking Revenues                 1,247                     565
Other                                     3,207                   3,203
                                     ----------              ----------
    Total Noninterest Income              8,294                   7,328
                                     ----------              ----------

NONINTEREST EXPENSE
-------------------
Salaries and Associate Benefits          10,544                   8,434
Occupancy, Net                            1,394                   1,219
Furniture and Equipment                   1,896                   1,498
Conversion / Merger Expense                 114                       -
Other                                     5,517                   4,689
                                     ----------              ----------
    Total Noninterest Expense            19,465                  15,840
                                     ----------              ----------

Income Before Income Taxes                7,871                   6,660
Income Taxes                              2,760                   2,311
                                     ----------              ----------
NET INCOME                           $    5,111              $    4,349
                                     ==========              ==========

Basic Net Income Per Share           $      .48              $      .42
                                     ==========              ==========
Diluted Net Income Per Share         $      .48              $      .42
                                     ==========              ==========
Cash Dividends Per Share             $    .1525              $    .1475
                                     ==========              ==========
Basic Average Shares Outstanding     10,644,266              10,296,686
                                     ==========              ==========
Diluted Average Shares Outstanding   10,674,554              10,304,710
                                     ==========              ==========

                        CAPITAL CITY BANK GROUP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
              (Dollars In Thousands, Except Per Share Amounts)

                                       March 31,            December 31,
                                         2002                  2001
                                      (Unaudited)            (Audited)
                                      -----------          ------------
ASSETS
Cash and Due From Banks               $   70,975            $   92,413
Funds Sold                               172,875               164,417
                                      ----------            ----------
  Total Cash and Cash Equivalents        243,850               256,830

Investment Securities,
  Available-for-Sale                     219,830               219,073

Loans, Net of Unearned Interest        1,230,135             1,243,351
  Allowance for Loan Losses              (12,113)              (12,096)
                                      ----------            ----------
    Loans, Net                         1,218,022             1,231,255

Premises and Equipment, Net               47,023                47,037
Intangibles                               31,465                32,276
Other Assets                              33,706                34,952
                                      ----------            ----------
    Total Assets                      $1,793,896            $1,821,423
                                      ==========            ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits        $  389,889            $  389,146
  Interest Bearing Deposits            1,101,633             1,160,955
                                      ----------            ----------
    Total Deposits                     1,491,522             1,550,101

Short-Term Borrowings                     94,288                67,042
Long-Term Debt                            13,316                13,570
Other Liabilities                         20,210                18,927
                                      ----------            ----------
    Total Liabilities                  1,619,336             1,649,640

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized;
  no shares outstanding                        -                     -
Common Stock, $.01 par value;
  90,000,000 shares authorized;
  10,629,709 issued and outstanding
  at March 31, 2002 and 10,642,575
  issued and outstanding at
  December 31, 2001                          106                   106
Additional Paid-In Capital                16,862                17,178
Retained Earnings                        155,628               152,149
Accumulated Other Comprehensive
  Income, Net of Tax                       1,964                 2,350
                                      ----------            ----------
    Total Shareowners' Equity            174,560               171,783
      Total Liabilities and
                                      ----------            ----------
        Shareowners' Equity           $1,793,896            $1,821,423
                                      ==========            ==========

                          CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE PERIODS ENDED MARCH 31
                             (Dollars in Thousands)

                                                       2002                  2001
                                                    (Unaudited)           (Unaudited)
                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                            $  5,111             $  4,349
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                              802                  822
    Depreciation                                         1,238                  961
    Net Securities Amortization                            275                  274
    Amortization of Intangible Assets                      811                  828
    Non-Cash Compensation Expense                          245                  738
    Net Increase in Other Assets                         1,468                  493
    Net Increase (Decrease) in Other Liabilities         1,283                 (568)
                                                      --------             --------
Net Cash Provided by Operating Activities               11,233                7,897
                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale              14,497               63,588
Purchase of Investment Securities                      (16,137)                (449)
Net Decrease (Increase) in Loans                        12,431              (21,144)
Purchase of Premises & Equipment                        (1,309)                 (81)
Sales of Premises & Equipment                               86                  330
Cash & Cash Equivalents from Acquisition                     -               80,435
                                                      --------             --------
Net Cash Provided by Investing Activities                9,568              122,679
                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net (Decrease) Increase in Deposits                    (58,579)              44,369
Net Increase (Decrease) in Short-Term Borrowings        27,246              (59,934)
Borrowing of Long-Term Debt                                775                2,196
Repayment of Long-Term Debt                             (1,029)                (156)
Dividends Paid                                          (1,632)              (1,587)
Repurchase of Common Stock                                (605)              (2,183)
Issuance of Common Stock                                    43                   43
                                                      --------             --------
Net Cash Used In Financing Activities                  (33,781)             (17,252)
                                                      --------             --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                     (12,980)             113,324
Cash and Cash Equivalents at Beginning of Period       256,830              113,990
                                                      --------             --------
Cash and Cash Equivalents at End of Period            $243,850             $227,314
                                                      ========             ========

Supplemental Disclosure:
  Interest Paid on Deposits                           $  8,274             $ 12,782
                                                      ========             ========
  Interest Paid on Debt                               $    350             $  1,218
                                                      ========             ========
  Transfer of Loans to ORE                            $    286             $    305
                                                      ========             ========
  Income Taxes Paid                                   $    910             $    539
                                                      ========             ========


CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES
     --------------------------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Prior period financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current presentation.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001.

The Company and its subsidiaries follow accounting principles generally accepted in the United States and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements which are included in the Company's 2001 Annual Report on Form 10-K.

(2) INVESTMENT SECURITIES
    ---------------------

The carrying values and related market value of investment securities at March 31, 2002 and December 31, 2001 were as follows (dollars in thousands):


                                                March 31, 2002
                                  ------------------------------------------
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses     Value
------------------                ---------  ----------  ----------   ------
U.S. Government Agencies
  and Corporations                  53,312        584          -      53,896
States and Political Subdivisions   68,196      1,336          -      69,532
Mortgage-Backed Securities          59,594        809          -      60,403
Other Securities                    35,628        388         17      35,999
                                  --------     ------        ---    --------
     Total                        $216,730     $3,117        $17    $219,830
                                  ========     ======        ===    ========

                                               December 31, 2001
                                  ------------------------------------------
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses     Value
------------------                ---------  ----------  ----------   ------

U.S. Government Agencies
  and Corporations                  41,303      1,076          -      42,379
States and Political Subdivisions   70,905      1,182         22      72,065
Mortgage-Backed Securities          64,382        876         10      65,248
Other Securities                    38,774        623         16      39,381
                                  --------     ------        ---    --------
     Total                        $215,364     $3,757        $48    $219,073
                                  ========     ======        ===    ========

(3) LOANS
    -----

The composition of the Company's loan portfolio at March 31, 2002 and December 31, 2001 was as follows
(dollars in thousands):

                                    March 31, 2002     December 31, 2001
                                    --------------     -----------------
Commercial, Financial
  and Agricultural                   $  130,151           $  128,480
Real Estate - Construction               77,160               72,778
Real Estate - Mortgage                  313,873              302,239
Real Estate - Residential               418,633              434,378
Real Estate - Home Equity                68,594               65,879
Real Estate - Loans Held-for-Sale        19,783               30,289
Consumer                                201,941              209,308
                                     ----------           ----------
   Loans, Net of Unearned Interest   $1,230,135           $1,243,351
                                     ==========           ==========

(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the three-month periods ended March 31, 2002 and 2001, was as follows (dollars in thousands):

                                                  March 31,
                                         --------------------------
                                          2002               2001
                                         -------            -------
Balance, Beginning of the Period         $12,096            $10,564
Acquired Reserves                              -              1,206
Provision for Loan Losses                    802                822
Recoveries on Loans Previously
  Charged-Off                                355                252
Loans Charged-Off                         (1,140)            (1,064)
                                         -------            -------
Balance, End of Period                   $12,113            $11,780
                                         =======            =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below
(dollars in thousands):

                                                         March 31,
                                      ------------------------------------------------
                                             2002                        2001
                                      --------------------       ---------------------
Impaired Loans:                                  Valuation                   Valuation
                                      Balance    Allowance       Balance     Allowance
                                      --------------------       ---------------------
With Related Valuation Allowance      $1,523       $379           $  -         $  -
Without Related Valuation Allowance      733          -            951            -
Average Recorded Investment
   for the Period                      2,444          *            951            *

Interest Income:
     Recognized                       $   27                     $   4
     Collected                        $   27                     $   4

* Not Applicable


The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS
    --------

The composition of the Company's interest-bearing deposits at March 31, 2002 and December 31, 2001 was as follows (dollars in thousands):

                                     March 31, 2002    December 31, 2001
                                     --------------    -----------------
NOW Accounts                          $  233,500          $  244,153
Money Market Accounts                    220,028             220,755
Savings Deposits                         104,883              99,685
Other Time Deposits                      543,222             596,362
                                      ----------          ----------
  Total Interest Bearing Deposits     $1,101,633          $1,160,955
                                      ==========          ==========

(6) ACCOUNTING PRONOUNCEMENTS
    -------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the Company's fiscal year beginning January 1, 2002. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale. The adoption of this standard did not have a material impact on the reported results of operations of the Company.

In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 expresses the SEC staff's views on the development, documentation and application of a systematic methodology in determining the allowance for loan losses using generally accepted accounting principles. The SAB indicates that the methodology for computing the allowance should be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council ("FFIEC") "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions," which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institutions. The adoption of the provisions contained in this bulletin did not have a material impact on reported results of operations of the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Specifically, the adoption of SFAS No. 142 requires the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a two-step transitional goodwill impairment test.
The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company intends to complete the first step of the impairment test by June 30, 2002.

The Company had intangible assets of $31.5 million and $32.3 million at March 31, 2002 and December 31, 2001, respectively.
Intangible assets subject to intangible amortization were as follows (dollars in thousands):


                                     March 31,2002               December 31, 2001
                                -----------------------       -----------------------
                                Gross      Accumulated        Gross      Accumulated
Description                     Amount     Amortization       Amount     Amortization
-----------                     -------    ------------       -------    ------------
Core Deposits Intangibles       $33,752      $ 8,967          $33,752       $ 8,156
Unidentified Intangible          10,466        3,786           10,466         3,786
                                -------      -------          -------       -------

  Total Intangible Assets       $44,218      $12,753          $44,218       $11,942
                                =======      =======          =======       =======

Core Deposit Intangibles:

As of March 31, 2002 and December 31, 2001, the Company had core deposit intangibles of $24.8 million and $25.6 million, respectively. The adoption of SFAS No. 142 did not have a material impact on the useful lives assigned to the Company's intangible assets subject to amortization. Amortization expense for the first quarter of 2002 and 2001 was $811,000 and $828,000 (including goodwill amortization), respectively. Estimated annual amortization expense for the next five years is:

          2002        $3.2 million
          2003         3.2 million
          2004         3.2 million
          2005         3.2 million
          2006         3.2 million

Goodwill:

As of March 31, 2002 and December 31, 2001, the Company had goodwill of $6.7 million. As a result of the discontinuance of amortization related to this goodwill, the Company has estimated that the adoption of SFAS No. 142 will increase annual 2002 earnings by approximately $622,000. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the adoption of SFAS No. 142.

The Company will perform a transitional impairment test of the goodwill during the second quarter of 2002, and will perform an annual impairment test of the goodwill thereafter.

Transitional Disclosures:

The pro forma effects, net of tax, of the adoption of SFAS No.
142 for the periods presented were as follows:


                                          For the Period Ended
                                   March 31, 2002       March 31, 2001
                                   --------------       --------------
Reported Net Income                    $5,111               $4,349
Goodwill Amortization                       -                  156
                                       ------               ------
Adjusted Net Income                    $5,111               $4,505

Basic Earnings Per Share:
Reported Net Income                    $  .48               $  .42
Goodwill Amortization                       -                  .02
                                       ------               ------
Adjusted Net Income                    $  .48               $  .44

Diluted Earnings Per Share:
Reported Net Income                    $  .48               $  .42
Goodwill Amortization                       -                  .02
                                       ------               ------
Adjusted Net Income                    $  .48               $  .44


In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The adoption of this standard did not have a material impact on the reported results of operations of the Company.

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

(7) COMPREHENSIVE INCOME
    --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for the Company, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company reported total comprehensive income, net of tax, for the three-months period ended March 31, 2002 and 2001, as follows (dollars in thousands):


                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                      -----------------
                                                       2002       2001
                                                      ------     ------
Net Income                                            $5,111     $4,349
Other Comprehensive Income, Net of Tax
  Unrealized (Losses) Gains on Securities:
    Unrealized (Losses) Gains on Securities
      Arising During the Period                         (386)     2,458
  Less: Reclassification Adjustments for
    Gains (Losses) Included in Net Income                  -          -
                                                      ------     ------

Total Unrealized (Losses) Gains
  On Securities, Net of Tax                             (386)     2,458
                                                      ------     ------

Total Comprehensive Income, Net of Tax                $4,725     $6,807
                                                      ======     ======



(8) ACQUISITIONS
    ------------
On March 9, 2001, the Company completed its second purchase and assumption transaction with First Union National Bank ("First Union") and acquired six of First Union's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which are being amortized over a 10-year period. The Company purchased $18 million in loans and assumed deposits of $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary, First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with the Company, and First National Bank of West Point merged with Capital City Bank. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 outstanding shares of First Bankshares of West Point, Inc., resulting in the issuance of 701,000 shares of Company common stock and the payment of $3.4 million in cash for a total purchase price of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangibles, primarily goodwill.

The information below lists the consolidated assets and liabilities required in the acquisition of First Bankshares of West Point, Inc., along with the consideration paid for the acquisition:

                                           First Bankshares of
(Dollars in Thousands)                      West Point, Inc.
Cash and Due From Banks                        $  4,944
Funds Sold                                        8,378
                                               --------
  Total Cash and Cash Equivalents                13,322
Investment Securities, Available-for-Sale        48,244
Loans, Net of Unearned Interest                  74,685
Intangible Asset                                  2,471
Other Assets                                      4,830
                                               --------
Total Assets                                    143,552
                                               --------

Total Deposits                                   99,928
Short-Term Borrowings                            25,000
Long-Term Debt                                      272
Other Liabilities                                 1,398
                                               --------
Total Liabilities                               126,598
                                               --------

Consideration Paid to West Point Shareowners   $ 16,954
                                               ========



QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                           2002                       2001                                  2000
                       ---------- ------------------------------------------- --------------------------------
                          First      Fourth     Third     Second     First      Fourth     Third     Second
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
Summary of Operations:
  Interest Income      $   27,041 $   28,706 $   30,258 $   30,882 $   29,137 $   28,717 $   28,018 $   26,889
  Interest Expense          7,197      9,454     12,256     13,396     13,143     12,949     12,039     11,070
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Net Interest Income      19,844     19,252     18,002     17,486     15,994     15,768     15,979     15,819
    Provision for
    Loan Loss                 802        932      1,222      1,007        822        825        735        950
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Net Interest Income
    After Provision
    for Loan Loss          19,042     18,320     16,780     16,479     15,172     14,943     15,244     14,869
  Noninterest Income        8,294      8,536      7,918      8,255      7,328      7,046      6,646      6,675
  Conversion /
    Merger Expense            114        588          -          -          -         12         (2)       751
  Noninterest Expense      19,351     19,251     18,993     18,132     15,840     14,847     14,684     14,503
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Income Before
    Provision for
    Income Taxes            7,871      7,017      5,705      6,602      6,660      7,130      7,208      6,290
  Provision for
    Income Taxes            2,760      2,522      1,963      2,322      2,311      2,478      2,487      2,123
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
  Net Income           $    5,111 $    4,495 $    3,742 $    4,280 $    4,349 $    4,652 $    4,721 $    4,167
                       ========== ========== ========== ========== ========== ========== ========== ==========
  Net Interest
    Income (FTE)       $   20,284 $   19,689 $   18,431 $   17,935 $   16,454 $   16,134 $   16,364 $   16,217

Per Common Share:
  Net Income Basic     $      .48 $      .42 $      .35 $      .40 $      .42 $      .46 $      .46 $      .41
  Net Income Diluted          .48        .42        .35        .40        .42        .46        .46        .41
  Dividends Declared        .1525      .1525      .1475      .1475      .1475      .1475      .1325      .1325
  Book Value                16.38      16.08      16.24      15.87      15.62      14.56      14.08      13.51
  Market Price:
    High                    27.50      24.67      25.25      25.00      26.13      26.75      20.50      20.50
    Low                     22.65      21.90      20.87      19.88      23.13      18.88      18.75      18.00
    Close                   27.00      24.23      23.47      24.87      25.19      24.81      19.56      19.50

Selected Average
Balances:
  Loans                $1,229,344 $1,242,516 $1,204,323 $1,192,103 $1,082,961 $1,053,674 $1,025,942 $  989,696
  Earning Assets        1,575,698  1,584,225  1,561,519  1,556,186  1,416,861  1,359,336  1,318,689  1,303,588
  Assets                1,748,211  1,756,995  1,733,324  1,732,061  1,570,587  1,503,184  1,465,114  1,453,692
  Deposits              1,467,257  1,488,961  1,482,516  1,478,163  1,301,123  1,223,401  1,203,266  1,202,765
  Shareowners' Equity     175,485    176,549    170,511    169,459    155,896    146,232    141,847    137,014
  Common Equivalent
    Shares:
      Basic                10,644     10,674     10,685     10,713     10,297     10,162     10,192     10,196
      Diluted              10,675     10,715     10,693     10,721     10,305     10,186     10,208     10,211

Ratios:
  ROA                       1.19%      1.01%       .86%       .99%      1.12%      1.23%      1.28%      1.15%
  ROE                      11.81%     10.10%      8.71%     10.13%     11.32%     12.66%     13.24%     12.23%
  Net Interest
    Margin (FTE)            5.22%      4.93%      4.70%      4.62%      4.70%      4.73%      4.94%      5.00%
  Efficiency Ratio         64.88%     65.30%     68.17%     65.09%     63.12%     61.03%     60.64%     60.30%


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

This Report and other Company communications and statements may contain "forward-looking statements." These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements:

* The strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

* The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

* Inflation, interest rate, market and monetary fluctuations;

* Adverse conditions in the stock market and other capital markets and the impact of those conditions on our capital markets and capital management activities, including our investment and wealth management advisory businesses, and brokerage activities;

* The timely development of competitive new products and services by us and the acceptance of those products and services by new and existing customers;

* The willingness of customers to accept third-party products marketed by us;

* The willingness of customers to substitute competitors' products and services for our products and services and vice versa;

* The impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance);

* Technological changes;

* Changes in consumer spending and saving habits;

* The effect of corporate restructuring, acquisitions or dispositions, including the actual restructuring and other related charges and the failure to achieve the expected gains, revenue growth or expense savings from such corporate restructuring, acquisitions or dispositions;

* The growth and profitability of our non-interest or fee income being less than expected;

* Unanticipated regulatory or judicial proceedings;

* The impact of changes in accounting policies by the SEC;

* Adverse changes in the financial performance and/or condition of our borrowers, which could impact the repayment of those borrowers' outstanding loans; and

* Our success at managing the risks involved in the foregoing.

We caution that the foregoing list of important factors is not exhaustive. Also, we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

This section provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The Financial Review is divided into three subsections entitled "Earnings Analysis", "Financial Condition", and "Liquidity and Capital Resources". Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2001 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company". Capital City Bank is referred to as "CCB" or the "Bank". The year-to-date averages used in this report are based on daily balances for each respective period.

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of intangible amortization, were $5.1 million, or $.48 per diluted share, for the first quarter of 2002. This compares to $4.3 million, or $.42 per diluted share for the first quarter of 2001. Amortization of intangible assets, net of taxes, totaled $811,000 and $828,000, or $.04 and $.06 per diluted share, respectively, for the first quarter in 2002 and 2001.

The Company experienced growth in operating revenues of 20.7% over the comparable quarter in 2001. Net interest income increased 24.1% and noninterest income increased 13.2%. The increase was attributable to growth in earning assets and the rapid and dramatic reduction in interest rates during 2001, which has significantly reduced the Company's cost of funds. The lower cost of funds boosted the net interest margin to 5.22%, a 52 basis point improvement over the like quarter in 2001.

Noninterest income grew as a result of higher mortgage banking revenues, reflecting the higher volume of fixed rate residential mortgage production, which is subsequently sold in the secondary market, and an increase in service charge fees. These increases were the most significant factors contributing to the increase in net income.

                                For The Three Months Ended March 31,
                                ------------------------------------
(Dollars in Thousands)                 2002                 2001
----------------------               -------              -------
Interest Income                      $27,041              $29,137
Taxable Equivalent Adjustment<F1>        440                  460
                                     -------              -------
Interest Income (FTE)                 27,481               29,597
Interest Expense                       7,197               13,143
                                     -------              -------
Net Interest Income (FTE)             20,284               16,454
Provision for Loan Losses                802                  822
Taxable Equivalent Adjustment            440                  460
                                     -------              -------

Net Int. Inc. After Provision         19,042               15,172
Noninterest Income                     8,294                7,328
Conversion / Merger Expense              114                    -
Noninterest Expense                   19,351               15,840
                                     -------              -------
Income Before Income Taxes             7,871                6,660
Income Taxes                           2,760                2,311
                                     -------              -------
Net Income                           $ 5,111              $ 4,349
                                     =======              =======

Percent Change                        17.53%               (5.72)%

Return on Average Assets<F2>           1.19%                1.12%

Return on Average Equity<F2>          11.81%               11.32%


<F1> Computed using a statutory tax rate of 35%
<F2> Annualized

Net Interest Income
-------------------

First quarter taxable equivalent net interest income increased $3.8 million, or 25.5%, over the comparable period for 2001.
This increase is attributable to growth in earning assets and lower interest rates on interest-bearing liabilities. Internally generated growth from existing markets, coupled with acquisition growth, combined to produce a favorable volume variance of $2.7 million. Lower interest rates produced a favorable rate variance of $1.1 million. Table I on page 22 provides a comparative analysis of the Company's average balances and interest rates.

Taxable equivalent interest income decreased $2.1 million, or 7.2%, due to the declining interest rate environment throughout 2001. Earning assets repriced at lower levels, reflecting the rate environment and strong market competition. The loan yield declined 137 basis points from the first quarter in 2001, as existing loans repriced downward and new loans were booked at the lower rates. In the current interest rate environment, the loan portfolio is expected to continue to reprice downward. Due to the dramatic decline in interest rates, earning assets throughout 2001 produced an unfavorable rate variance of $5.6 million in the first quarter of 2002, as compared to the comparable quarter in 2001.

The rate variance decline was partially offset by a positive volume variance of $3.5 million. The Company experienced growth in earning assets, primarily the loan portfolio and funds sold. Average loans, which represent the Company's highest yielding asset, increased $146.4 million, or 13.5%, and represented 78.0% of total earning assets in the first quarter of 2002 versus 76.4% for the comparable quarter in 2001, which helped to buffer the decrease in yield attributable to falling rates. Loans have slowly declined since the fourth quarter in 2001 with marginal growth expected during the second quarter. Funds sold experienced a positive volume variance, reflecting the higher liquidity generated from the March 2001, Georgia acquisitions. The low interest rate environment produced a decline in the rate variance on funds sold, eliminating the positive variance attributed to volume. Partially offsetting these increases was a decline in income from investment securities as maturities were used to fund the Company's loan growth.

Lower yields on earning assets (partially offset by a favorable shift in mix) contributed to a decrease of 139 basis points in the yield on earning assets, which declined from 8.46% in the first quarter of 2001 to 7.07% in 2002.

Interest expense declined $6.0 million, or 45.2%, due to the decrease in interest rates resulting from the decline experienced throughout 2001 and shift in mix of interest bearing liabilities. The dramatic decline in rates during 2001 favorably impacted the Company's cost of funds, which fell 233 basis points from the first quarter of 2001 to 2.41%. The shift in mix of interest bearing liabilities favorably impacted interest expense in the first quarter. Certificates of deposit, which generally represent a higher cost of funds for the Company, decreased from 42.2% of average deposits in the first quarter of 2001 to 38.8% in the first quarter of 2002. A substantial portion of the reduction in certificates of deposit has been replaced by increases in traditional, lower yielding nonmaturity deposit products. The Company continues to experience competition for deposits in terms of both rate and product. In the current interest rate environment, management expects the Company's cost of funds to decline slightly and begin to stabilize during the second quarter.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 3.72% in the first quarter of 2001 to 4.66% in the comparable quarter for 2002. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.70% in the first quarter of 2001 versus 5.22% in the first quarter of 2002. The improvement in both the spread and margin reflects the lower cost of funds.

Provisions for Loan Losses
--------------------------

The provision for loan losses was $802,000 in 2002, compared to $822,000 in 2001. The decline in the first quarter 2002 provision approximates the slight decline in net charge-offs between comparable periods. Management implemented policy and procedure changes in monitoring the credit card portfolio, where appropriate, and has experienced a decline in net credit card charge-offs.

Net charge-offs decreased from the first quarter of 2001 by $26,000 and remain at low levels relative to the size of the portfolio. The net charge-off ratio decreased to .26% versus ..30% in 2001. The Company's nonperforming assets ratio increased slightly to .35% at March 31, 2002 compared to .32% for year-end 2001 and .42% at March 31, 2001.

At March 31, 2002, the allowance for loan losses totaled $12.1 million, constant with year-end 2001. At quarter-end 2002, the allowance represented 0.98% of total loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio as of March 31, 2002. Charge-off activity for the respective periods is set forth below:

                                         Three Months Ended
                                              March 31,
                                     ---------------------------
                                       2002               2001
                                     --------           --------
Net Charge-Offs                      $785,355           $811,766

Net Charge-Offs (Annualized) as
  a Percent of Average Loans
  Outstanding, Net of Unearned Interest   .26%               .30%

Noninterest Income
------------------

Noninterest income increased $965,000, or 13.2%, over the first quarter of 2001, which included increases in service charges on deposit accounts and mortgage banking revenues.

Service charges on deposit accounts increased $288,000, or 11.9%. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The increase in the first quarter of 2002, compared to the comparable quarter in 2001, reflects an increase in number of accounts primarily attributable to the 2001 Georgia acquisitions.

Data processing revenues of $501,000 remained constant with the first quarter of 2001. The Company currently provides data processing services for five financial clients, a decline of one from the first quarter ended 2001. During the first quarter of 2002, financial clients represented approximately 59.9% of total processing revenues compared to 71.2% in the comparable period in 2001. The Company completed its conversion to a third-party service provider for all financial clients during the first quarter of 2002. Management believes quarterly revenues for the remainder of 2002 will remain consistent with the revenues generated in the first quarter.

Income from asset management activities decreased $8,000, or 1.2%, over the comparable quarter in 2001. Fees lost due to the decline in stock market values over the past year have outpaced the incremental revenues attributable to new business development, as fees are based on portfolio market values at quarter-end. At March 31, 2002, assets under management totaled $341.4 million, representing growth of $14.1 million, or 4.3% from the comparable period in 2001.

Mortgage banking revenues increased $682,000, or 120.7%, over the comparable quarter in 2001. The Company generally sells into the secondary market all fixed rate residential loan production. The low interest rates have produced a high level of fixed rate production and increased mortgage banking revenues. The level of interest rates, origination volume and percent of fixed rate production is expected to significantly impact the Company's ability to maintain the current level of mortgage banking revenues throughout the remainder of 2002.

Other income increased $4,000, or 0.1%, over the comparable quarter of 2001. The Company experienced increases in retail brokerage fees of $66,000 and interchange fees of $57,000. Partially offsetting these increases were declines in credit life commission revenues of $85,000 and loan servicing fee income of $32,000.

Noninterest income as a percent of average assets was 2.13% for the first quarter of 2002, compared to 1.89% for the comparable period in 2001, driven primarily by increases in service charges and mortgage banking revenues.

Noninterest Expense
-------------------

Noninterest expense in the first quarter of 2002 increased $3.6 million, or 22.9%, over the first quarter of 2001. The level of noninterest expense during the first quarter of 2002, relative to first quarter 2001, was significantly impacted by the Company's continued expansion, which added six new offices in Georgia and two new offices in Alabama in March of 2001. Expense levels for the first quarter of 2001 included minimal costs related to the acquisitions. Factors impacting the Company's noninterest expense during the first quarter of 2002 are discussed below.

Compensation expense increased $2.1 million, or 25.0%, over the first quarter of 2001. The increase is primarily attributable to the addition of the Georgia and Alabama offices, higher commissions related to mortgage banking, increased pension costs and higher healthcare insurance premiums. Pension costs and healthcare premiums are expected to increase throughout 2002 by approximately 60% and 24%, respectively. The higher pension costs is a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline. Healthcare premiums are expected to continue to increase due to additional participants and rising costs from healthcare providers.

Occupancy expense, including premises, furniture, fixtures and equipment increased $573,000, or 21.1%, over the first quarter of 2001. The increase was partially due to the addition of eight offices added with the Georgia acquisitions and the completion of the data processing systems conversion. The Company experienced an increase in depreciation of $277,000 or 28.8% from the comparable period in 2001. The increase in depreciation was attributable to the assets added through acquisitions and the implementation of a new data processing system. Additional increases were experienced in maintenance contracts, primarily associated with running dual processing systems through February 2002. Utilities and office leases attributable to the new Georgia and Alabama offices also contributed to the higher expense levels.

Conversion / Merger-related expenses for the first quarter of 2002 totaled $114,000. The Company did not experience merger-related costs for the comparable period in 2001. Merger-related costs for the first quarter of 2002 consist primarily of severance payments.

Other noninterest expense increased $828,000, or 15.0%. The increase was the result of: (1) higher telephone costs of $192,000 resulting from the Georgia acquisitions and ongoing costs attributable to expansion of the existing wide-area network; (2) higher courier costs of $104,000 resulting from the Georgia expansion; (3) increased commission service costs of $114,000 resulting from higher transaction volumes in merchant services, and (4) other losses of $130,000 primarily due to fraud losses; (5) bank service charge analysis fees of $80,000 due to higher transaction volume and lower earnings rate on compensating balances; (6) miscellaneous costs of $125,000 reflective of increases in special assets costs, loan closing costs, credit information costs and education expense.

Net noninterest expense (noninterest income minus noninterest expense, net of intangible amortization) as a percent of average assets was 2.38% in the first quarter of 2002 compared to 1.98% in 2001. The Company's efficiency ratio (noninterest expense, net of intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 64.88% in the first quarter 2002 compared to 63.12% for the comparable quarter in 2001.

Income Taxes
------------

The provision for income taxes increased $449,000, or 19.4%, over the first quarter of 2001, reflecting higher taxable income and a decline in tax-exempt income. The Company's effective tax rate for the first quarter of 2002 was 35.1% compared to 34.7% for the same quarter in 2001. The increase in the effective tax rate is attributable to a higher operating profit and a reduction in tax exempt municipal interest.

FINANCIAL CONDITION

The Company's average assets increased $177.6 million, or 11.3%, from $1.6 billion at March 31, 2001 to $1.7 billion in the comparable quarter of 2001. Average earning assets increased to $1.6 billion for the three months ended March 31, 2002, an increase of $158.9 million, or 11.2% from the comparable quarter of 2001. The change in the mix of earning assets reflects the March 2001 Georgia acquisitions and continued loan generation, partially offset by a decline in investment securities. Loan growth was funded through liquidity generated from acquisitions, deposit growth and the maturity of the investment securities. Table I on page 22 presents average balances for the three months ended March 31, 2002 and 2001.

Average loans increased $145.2 million, or 13.6%, over the comparable period in 2001. Loan growth was strong during 2001, helping generate the loan levels at first quarter-end 2002. Approximately $90 million in loans were added through the Georgia acquisitions. The remaining loan additions were a result of increases in all loan categories in existing markets. Loans as a percent of average earning assets increased to 78.4% for the first quarter of 2002, compared to 76.4% for the first quarter of 2001. Loan balances have slowly declined since the fourth quarter of 2001, with marginal growth expected during the second quarter. Price and product competition remain strong. With the lower rate environment, there continues to be an increased demand for fixed-rate, longer term financing.

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

Management maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers' ability and willingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses at March 31, 2001 was $12.1 million, slightly higher than the $11.8 million recorded at March 31, 2001. The allowance as a percent of total loans was 0.98% in 2002, versus 1.01% at March 31, 2001. The allowance for loan losses as a percentage of loans reflects management's current estimation of the credit quality of the Company's loan portfolio. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at March 31, 2002 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

The Company continues to operate with a high level of liquidity. Average funds sold increased $66.8 million, or 110.0% from March 31, 2001 to $127.6 million. Liquidity approximating $102 million was generated through the two Georgia acquisitions in March of 2001. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2002 the average investment portfolio decreased $54.4 million, or 19.9%, from the first quarter of 2001. The decline reflects management's decision not to reinvest in the securities portfolio in anticipation of future loan growth. Slowing loan growth in the first quarter of 2002 has generated a higher level of liquidity. During the first quarter of 2002, the Company averaged overnight funds of $127.6 million. Management has authorized purchases in the investment portfolio during the second quarter to reduce the Company's overall level of overnight funds.

Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 2002, shareowners' equity included a net unrealized gain of $2.0 million compared to a gain of $2.4 million at December 31, 2001. The decrease in value reflects a slight increase in interest rates during the first quarter.

At March 31, 2002, the Company's nonperforming loans were $2.8 million versus $2.4 million at year-end 2001. As a percent of nonperforming loans, the allowance for loan losses represented 421% at March 31, 2002 versus 497% at December 31, 2001 and 311% at March 31, 2001. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.4 million at March 31, 2002, versus $1.5 million at December 31, 2001 and $1.1 million at March 31, 2001. The ratio of nonperforming assets as a percent of loans plus other real estate was .35% at March 31, 2002 compared to ..32% at December 31, 2001 and .42% at March 31, 2001.

Average deposits increased 12.8% from $1.3 billion in the first quarter of 2001, to $1.5 billion in the first quarter of 2002. The increase in deposits is primarily attributable to the Georgia acquisitions in the first quarter of 2001. Excluding acquisitions, existing markets realized growth primarily in NOW accounts and noninterest-bearing demand accounts. The Company experienced a decline in certificates of deposit during the second half of 2001 through the first quarter of 2002. This decline was primarily attributable to the relatively low level of interest rates. However, the decline in certificates during this time was mostly offset by growth of nonmaturity deposits creating a favorable shift in the deposit mix and a positive impact on the bank's cost of funds.

The ratio of average noninterest bearing deposits to total deposits was 23.4% for the first quarter of 2002 compared to 21.0% for the first quarter of 2001. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 76.8% compared to 79.3%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e. collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances. The parent company maintains a $25.0 million revolving line of credit. As of March 31, 2002, the Company had no borrowings under the revolving line of credit; the Company borrowed $775,000 during th quarter and repaid the balance prior to quarter-end.

The Company generated approximately $102 million in liquidity through its two Georgia acquisitions in March 2001. The First Union branch acquisition added $72 million in liquidity to the Company. The assumption of deposits totaled approximately $105 million. Including the core deposit premium, the company purchased assets totaling $33 million, with the balance of $72
million being paid to CCBG in cash.   First Bankshares of West
Point Inc. generated liquidity of approximately $30 million, primarily due to the sale of a substantial portion of West Point's investment portfolio for the purpose of aligning its risk profile with that of CCB.

The Company's equity capital was $174.6 million as of March 31, 2002 compared to $171.8 million as of December 31, 2000. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 7.87% at March 31, 2002 compared to 7.53% at December 31, 2001. Further, the Company's risk-adjusted capital ratio of 12.65% at March 31, 2002, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first quarter totaled $.1525 per share compared to $.1475 in the prior quarter, an increase of 3.4%. The dividend payout ratios for the first quarter ended 2002 and 2001 were 31.3% and 34.6%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and its subsidiary banks. At March 31, 2002, these regulations and covenants did not impair the Company's (or its subsidiaries') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2002, shareowners' equity increased $2.8 million, or 6.6%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $5.1 million and the issuance of common stock of $300,000. Equity was reduced by dividends paid during the first quarter of $1.6 million, or $.1525 per share, the repurchase of common stock of $600,000 and a reduction in the net unrealized gain on available-for-sale securities of $400,000. At March 31, 2002, the Company's common stock had a book value of $16.38 per diluted share compared to $16.08 at December 31, 2001.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. Purchases are made in the open market or in privately negotiated transactions. The Company acquired 41,000 shares during the first quarter of 2002, 214,000 shares during 2001 and 119,134 shares during 2000. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. From March 30, 2000 through May 15, 2002, the Company repurchased 417,074 shares at an average purchase price of $23.74 per share.

Other

As part of its card processing services operation, the Bank previously maintained relationships with several Independent Sales Organizations ("ISOs"). In late 2000 and early 2001, a small number of one ISO's merchants generated large amounts of charge-backs, for which the ISO or the Bank have not been reimbursed. In addition, the ISO and certain merchants may have disputes about financial reserves placed with the ISO. Should the ISO's financial capacity be insufficient to absorb the charge-backs and cover its financial obligations arising from the disputes, the Bank may face related exposure. One lawsuit has been filed naming the ISO and the Bank as defendants, but the Bank cannot reasonably estimate potential exposure for losses, if any, at this time. Management does not believe the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies

The consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the U.S., which require the Company to make various estimates and assumptions. The principles which materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Intangible Assets: Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with the various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In 2002, the Company adopted SFAS No. 142. The adoption of the pronouncement requires the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company expects to complete the first step of the impairment test by June 30, 2002. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

Core deposit assets represent the premium the Company paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 10 - 15 years, with the majority being written off over approximately 10 years. Generally, core deposits refer to nonpublic, nonmaturing deposits (noninterest-bearing deposits, NOW, money market and savings) and certificates of deposit equal to or less than $100,000. The Company makes certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates resulting, may materially affect reported earnings.


TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
For Three Months Ended March 31            2002                            2001
                              -----------------------------  -----------------------------
                                Average             Average    Average             Average
                                Balance   Interest    Rate     Balance   Interest    Rate
                              -----------------------------  -----------------------------
ASSETS
------
Loans, Net of Unearned
  Interest<F1><F2>            $1,229,344   $23,911    7.89%  $1,082,961   $24,734    9.26%
Taxable Investment Securities    147,800     1,980    5.43%     189,414     2,777    5.94%
Tax-Exempt Investment
  Securities<F2>                  70,933     1,074    6.06%      83,701     1,281    6.12%
Funds Sold                       127,621       516    1.60%      60,785       805    5.30%
                              ----------   -------    ----   ----------   -------    ----
   Total Earning Assets        1,575,698    27,481    7.07%   1,416,861    29,597    8.46%
Cash & Due From Banks             72,266                         64,761
Allowance for Loan Losses        (12,231)                       (11,081)
Other Assets                     112,478                        100,046
                              ----------                     ----------
      TOTAL ASSETS            $1,748,211                     $1,570,587

LIABILITIES
-----------
NOW Accounts                  $  230,696   $   332    0.58%  $  203,842   $ 1,400    2.79%
Money Market Accounts            221,751       793    1.45%     169,221     1,706    4.09%
Savings Accounts                 102,125       131    0.52%     105,416       612    2.34%
Other Time Deposits              569,166     5,590    3.98%     549,365     8,069    5.96%
                              ----------   -------    ----  -----------   -------    ----
   Total Interest Bearing
     Deposits                  1,123,738     6,847    2.47%   1,027,844    11,787    4.65%
Short-Term Borrowings             72,043       160    0.81%      78,952     1,111    5.70%
Long-Term Debt                    13,801       189    5.57%      17,013       245    5.83%
   Total Interest Bearing
     Liabilities               1,209,582     7,197    2.41%   1,123,809    13,143    4.74%
                              ----------   -------    ----   ----------   -------    ----
Noninterest Bearing Deposits     343,519                        273,479
Other Liabilities                 19,625                         17,603
                              ----------                     ----------
     TOTAL LIABILITIES         1,572,726                      1,414,691

SHAREOWNERS' EQUITY
-------------------
Common Stock                         106                            103
Surplus                           17,064                         12,010
Other Comprehensive Income         2,815                           (566)
                              ----------                     ----------
Retained Earnings                155,500                        143,349
     TOTAL SHAREOWNERS'
       EQUITY                    175,485                        155,896
                              ----------                     ----------
     TOTAL LIABILITIES &
       EQUITY                 $1,748,211                     $1,570,587

Net Interest Rate Spread                              4.66%                          3.72%
                                                      ----                           ----
Net Interest Income                        $20,284                        $16,454
                                           -------                        -------
Net Interest Margin                                   5.22%                          4.70%
                                                      ----                           ----


<F1> Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.1 million and $0.9 million, for the three months ended March 31,
     2002 and 2001, respectively.
<F2> Interest income includes the effects of taxable equivalent adjustments using a 35%
     tax rate.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 25. This table presents the Company's consolidated interest rate sensitivity position as of March 31, 2002 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS<F1>
(Dollars in Thousands)

Other Than Trading Portfolio                       March 31, 2002
                           -------------------------------------------------                           Fair
                             Year 1     Year 2    Year 3    Year 4    Year 5    Beyond      Total      Value
                           ----------  --------  --------  --------  --------  --------  ----------  ---------
Loans
 Fixed Rate                $  109,670  $ 44,397  $ 80,907  $ 51,767  $ 53,918  $110,702  $  451,361  $ 456,951
  Average Interest Rate         5.66%     9.37%     8.67%     9.40%     8.61%     8.04%       7.93%
 Floating Rate<F2>            437,628    51,906    98,803    82,410    87,794    20,233     778,774    788,419
  Average Interest Rate         6.72%     7.67%     7.54%     7.85%     7.30%     7.33%       7.09%
Investment Securities<F3>
 Fixed Rate                    60,640    41,052    40,831    34,029     7,429    30,040     214,021    214,021
  Average Interest Rate         6.50%     5.17%     4.78%     4.98%     5.28%     3.91%       5.27%
 Floating Rate                      -     5,809         -         -         -         -       5,809      5,809
  Average Interest Rate             -     5.01%         -         -         -         -       5.01%
Other Earning Assets
 Floating Rates               172,875         -         -         -         -         -     172,875     23,916
  Average Interest Rates        1.63%         -         -         -         -         -       1.63%
Total Financial Assets     $  780,813  $143,164  $220,541  $168,206  $149,141  $160,975  $1,622,840 $1,589,116
  Average Interest Rates        5.43%     7.37%     7.44%     7.75%     7.67%     7.18%       6.49%

Deposits<F4>
 Fixed Rate Deposits       $  485,295  $ 36,891  $ 13,368  $  3,638  $  4,014  $     16  $  543,222 $  547,594
  Average Interest Rates        3.52%     3.70%     4.44%     5.21%     4.29%     4.28%       3.57%
 Floating Rate Deposits       558,411         -         -         -         -         -     558,411    558,411
  Average Interest Rates        0.37%         -         -         -         -         -       0.37%
Other Interest Bearing
  Liabilities
 Fixed Rate Debt                1,104     1,108     1,006       948       954     8,196      13,316     13,157
  Average Interest Rate         5.81%     5.81%     5.72%     5.66%     5.70%     5.89%       5.84%
 Floating Rate Debt            94,288         -         -         -         -         -      94,288     94,288
  Average Interest Rate         0.80%         -         -         -         -         -       0.80%
Total Financial
 Liabilities               $1,139,098  $ 37,999  $ 14,374  $  4,586  $  4,968  $  8,212  $1,209,237 $1,213,450
  Average interest Rate         1.75%     3.76%     4.53%     5.30%     4.56%     5.89%       1.90%


<F1>  Based upon expected cashflows, unless otherwise indicated.
<F2>  Based upon a combination of expected maturities and repricing opportunities.
<F3>  Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
<F4>  Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in Year 1.
      Other time deposit balances are classified according to maturity.

PART II.  OTHER INFORMATION

ITEMS 1-4.

Not applicable.

ITEM 5.  OTHER INFORMATION

Arthur Andersen audited our accounts for fiscal 2001. As previously reported, in light of the recent business and legal developments affecting the firm, our Audit Committee has begun a comprehensive review and selection process to recommend to the Board of Directors the selection of an independent auditor for fiscal year 2002. The Audit Committee continues to monitor developments at Arthur Andersen and will make a recommendation to our Board of Directors as to the firm that will be engaged to audit our accounts for fiscal 2002 after further evaluation.

In reliance on Release No. 34-45589 under Securities Exchange Act of 1934, the Company's interim financial statements contained in this Quarterly Report on Form 10-Q have not been reviewed by an independent public accountant pursuant to Rule 10-01 of Regulation S-X. The interim financial statements will be reviewed by our accountants for the fiscal year 2002 after they are selected. If in the opinion of the accountants any changes to the interim financial statements are required, we will file an amended Report on Form 10-Q in accordance with the release.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Not applicable

(B) Reports on Form 8-K

Capital City Bank Group, Inc. filed no reports on Form 8-K during the first quarter 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/s/ J. Kimbrough Davis
---------------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  May 15, 2002