Form 10-Q
period 2002-06-30
CAPITAL CITY BANK GROUP INC
filed 2002-08-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                            For the Quarter Ended:
                                June 30, 2002

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

                                Yes [X]  No [ ]


At July 31, 2002, 10,550,813 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

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

3.           Quantitative and Qualitative Disclosure for
             Market Risk                                               23

ITEM         PART II. OTHER INFORMATION
----         --------------------------
1.           Legal Proceedings                                   Not Applicable

2.           Changes in Securities and Use of Proceeds           Not Applicable

3.           Defaults Upon Senior Securities                     Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                          25

5.           Other Information                                         25

6.           Exhibits and Reports on Form 8-K                          25

Signatures                                                             26

PART I.  FINANCIAL INFORMATION
ITEM I.  CONSOLIDATED FINANCIAL STATEMENTS


                               CAPITAL CITY BANK GROUP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                FOR THE PERIODS ENDED JUNE 30
                        (Dollars in Thousands, Except Per Share Data)
                                        (Unaudited)

                                     THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                     --------------------------  ------------------------
                                          2002        2001          2002        2001
                                         -------     -------       -------     -------
INTEREST INCOME
---------------
Interest and Fees on Loans               $23,570     $26,420       $47,397     $51,093
Investment Securities:
   U. S. Treasury                              -         115             -         243
   U. S. Government Agencies/Corp.         1,471       1,731         2,918       3,772
   States and Political Subdivisions         702         847         1,421       1,729
   Other Securities                          464         587           997       1,196
Funds Sold                                   392       1,182           907       1,986
                                         -------     -------       -------     -------
       Total Interest Income              26,599      30,882        53,640      60,019

INTEREST EXPENSE
----------------
Deposits                                   5,314      12,712        12,161      24,499
Short-Term Borrowings                        177         495           337       1,606
Long-Term Debt                               202         189           392         433
                                         -------     -------       -------     -------
       Total Interest Expense              5,693      13,396        12,890      26,538
                                         -------     -------       -------     -------

Net Interest Income                       20,906      17,486        40,750      33,481
Provision for Loan Losses                    641       1,007         1,443       1,829
                                         -------     -------       -------     -------
Net Interest Income After Provision
  for Loan Losses                         20,265      16,479        39,307      31,652
                                         -------     -------       -------     -------

NONINTEREST INCOME
------------------
Service Charges on Deposit Accounts        3,028       2,654         5,737       5,075
Data Processing                              508         586         1,009       1,087
Asset Management Fees                        675         717         1,305       1,354
Securities Transactions                        -           2             -           3
Mortgage Banking Revenues                  1,098       1,010         2,345       1,575
Other                                      3,243       3,286         6,450       6,489
                                         -------     -------       -------     -------
       Total Noninterest Income            8,552       8,255        16,846      15,583
                                         -------     -------       -------     -------

NONINTEREST EXPENSE
-------------------
Salaries and Associate Benefits           10,515       9,131        21,059      17,565
Occupancy, Net                             1,485       1,411         2,879       2,629
Furniture and Equipment                    1,941       1,733         3,837       3,231
Conversion/Merger Expense                     39           -           153           -
Other                                      6,352       5,857        11,869      10,547
                                         -------     -------       -------     -------
       Total Noninterest Expense          20,332      18,132        39,797      33,972
                                         -------     -------       -------     -------

Income Before Income Taxes                 8,485       6,602        16,356      13,263
Income Taxes                               3,037       2,322         5,797       4,634
                                         -------     -------       -------     -------

NET INCOME                               $ 5,448     $ 4,280       $10,559     $ 8,629
                                         =======     =======       =======     =======

Basic Net Income Per Share               $   .52     $   .40       $  1.00     $   .82
                                         =======     =======       =======     =======
Diluted Net Income Per Share             $   .51     $   .40       $   .99     $   .82
                                         =======     =======       =======     =======
Cash Dividends Per Share                 $ .1525     $ .1475       $  .305     $ .2950
                                         =======     =======       =======     =======
Basic Average Shares Outstanding      10,575,520  10,712,988    10,609,703  10,505,987
                                      ==========  ==========    ==========  ==========
Diluted Average Shares Outstanding    10,605,808  10,721,012    10,639,991  10,514,011
                                      ==========  ==========    ==========  ==========


                            CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                     (Dollars In Thousands, Except Share Data)
                                    (Unaudited)
                                                       June 30,         December 31,
                                                         2002               2001
                                                      ----------         ----------
ASSETS
------
Cash and Due From Banks                               $   83,008         $   92,413
Funds Sold                                                51,037            164,417
                                                      ----------         ----------
  Total Cash and Cash Equivalents                        134,045            256,830

Investment Securities, Available-for-Sale                213,940            219,073

Loans, Net of Unearned Interest                        1,262,629          1,243,351
  Allowance for Loan Losses                              (12,227)           (12,096)
                                                      ----------         ----------
    Loans, Net                                         1,250,402          1,231,255

Premises and Equipment, Net                               47,734             47,037
Intangibles                                               30,655             32,276
Other Assets                                              32,893             34,952
                                                      ----------         ----------
      Total Assets                                    $1,709,669         $1,821,423
                                                      ==========         ==========

LIABILITIES
-----------
Deposits:
  Noninterest Bearing Deposits                        $  388,348         $  389,146
  Interest Bearing Deposits                            1,049,339          1,160,955
                                                      ----------         ----------
      Total Deposits                                   1,437,687          1,550,101

Short-Term Borrowings                                     64,505             67,042
Long-Term Debt                                            13,063             13,570
Other Liabilities                                         17,324             18,927
                                                      ----------         ----------
      Total Liabilities                                1,532,579          1,649,640

SHAREOWNERS' EQUITY
-------------------
Preferred Stock, $.01 par value, 3,000,000
  shares authorized, no shares outstanding                     -                  -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,550,810 shares outstanding
  at June 30, 2002 and 10,642,575 outstanding at
  December 31, 2001                                          106                106
Additional Paid-In Capital                                14,526             17,178
Retained Earnings                                        159,467            152,149
Accumulated Other Comprehensive Income,
  Net of Tax                                               2,991              2,350
                                                      ----------         ----------
      Total Shareowners' Equity                          177,090            171,783
                                                      ----------         ----------

Total Liabilities and Shareowners' Equity             $1,709,669         $1,821,423
                                                      ==========         ==========


                            CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                (Dollars in Thousands)
                                      (Unaudited)

                                                         2002            2001
                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income                                             $ 10,559        $  8,629
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Loan Losses                             1,443           1,829
    Depreciation                                          2,471           2,047
    Net Securities Amortization                             525             589
    Amortization of Intangible Assets                     1,621           1,912
    Gains on Sales of Investment Securities                   -              (2)
    Non-Cash Compensation Expense                           246             763
    Net Decrease in Other Assets                          2,017             653
    Net (Decrease) Increase in Other Liabilities         (1,603)            307
                                                       --------        --------
    Net Cash Provided by Operating Activities            17,279          16,727
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale               33,444          84,012
Purchase of Investment Securities                       (27,823)         (2,482)
Net Increase in Loans                                   (20,920)        (67,796)
Purchase of Premises & Equipment                         (3,280)         (2,988)
Sales of Premises & Equipment                               112             455
Cash & Cash Equivalents from Acquisition                      -          80,420
                                                       --------        --------
Net Cash (Used In) Provided By Investing Activities     (18,467)         91,621
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Net (Decrease) Increase in Deposits                    (112,414)         40,225
Net (Decrease) in Short-Term Borrowings                  (2,537)        (57,882)
Borrowing of Long-Term Debt                               2,040           5,196
Repayment of Long-Term Debt                              (2,547)           (348)
Dividends Paid                                           (3,241)         (3,166)
Repurchase of Common Stock                               (3,396)         (3,761)
Issuance of Common Stock                                    498             197
                                                       --------        --------
Net Cash (Used In) Financing Activities                (121,597)        (19,539)
                                                       --------        --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                     (122,785)         88,809
Cash and Cash Equivalents at Beginning of Period        256,830         113,990
                                                       --------        --------
Cash and Cash Equivalents at End of Period             $134,045        $202,799
                                                       ========        ========

Supplemental Disclosure:
  Interest Paid on Deposits                            $ 14,834        $ 25,542
                                                       ========        ========
  Interest Paid on Debt                                $    740        $  1,872
                                                       ========        ========
  Transfer of Loans to ORE                             $    331        $    968
                                                       ========        ========
  Income Taxes Paid                                    $  7,165        $  6,018
                                                       ========        ========


CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES
     --------------------------------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Prior period financial statements have been reformatted and/or amounts reclassified, as necessary, to conform with the current presentation.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six month periods ended June 30, 2002 and 2001.

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles which materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 2001 Annual Report on Form 10-K.

(2)  INVESTMENT SECURITIES
     ---------------------

The carrying value and related market value of investment securities at June 30, 2002 and December 31, 2001 were as follows (dollars in thousands):


                                                  June 30, 2002
                                   -------------------------------------------
                                   Amortized  Unrealized  Unrealized   Market
Available-For-Sale                   Cost       Gains       Losses      Value
------------------                 ---------  ----------  ----------  --------
U. S. Government Agencies
  and Corporations                 $ 60,278    $  948        $ -      $ 61,226
States and Political Subdivisions    67,748     1,963          -        69,711
Mortgage-Backed Securities           53,086     1,447          -        54,533
Other Securities                     28,107       363          -        28,470
                                   --------    ------        ---      --------
     Total                         $209,219    $4,721        $ -      $213,940
                                   ========    ======        ===      ========

                                                December 31, 2001
                                   -------------------------------------------
                                   Amortized  Unrealized  Unrealized   Market
Available-For-Sale                   Cost       Gains       Losses      Value
------------------                 ---------  ----------  ----------  --------
U. S. Government Agencies
  and Corporations                   41,303    $1,076          -        42,379
States and Political Subdivisions    70,905     1,182         22        72,065
Mortgage-Backed Securities           64,382       876         10        65,248
Other Securities                     38,774       623         16        39,381
                                   --------    ------        ---      --------
     Total                         $215,364    $3,757        $48      $219,073
                                   ========    ======        ===      ========


(3)  LOANS
     -----

The composition of the Company's loan portfolio at June 30, 2002 and December 31, 2001 was as follows (dollars in thousands):


                                    June 30, 2002     December 31, 2001
                                    -------------     -----------------
Commercial, Financial
  and Agricultural                   $  138,940          $  128,480
Real Estate-Construction                 85,829              72,778
Real Estate-Mortgage                    316,352             302,239
Real Estate-Residential                 411,312             434,378
Real Estate-Home Equity                  79,797              65,879
Real Estate-Loans Held-for-Sale          19,783              30,289
Consumer                                210,616             209,308
                                     ----------          ----------
   Loans, Net of Unearned Interest   $1,262,629          $1,243,351
                                     ==========          ==========


(4)  ALLOWANCE FOR LOAN LOSSES
     -------------------------

An analysis of the changes in the allowance for loan losses for the six month period ended June 30, 2002 and 2001, is as follows
(dollars in thousands):


                                            June 30,
                                     ---------------------
                                       2002          2001
                                     -------       -------
Balance, Beginning of the Period     $12,096       $10,564
Acquired Reserves                          -         1,206
Provision for Loan Losses              1,443         1,829
Recoveries on Loans Previously
  Charged-Off                            810           435
Loans Charged-Off                     (2,122)       (2,056)
                                     -------       -------
Balance, End of Period               $12,227       $11,978
                                     =======       =======


Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of Statement of Financial Accounting Standards ("SFAS") No. 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):


                                         June 30, 2002             December 31, 2001
                                      --------------------       ---------------------
Impaired Loans:                                  Valuation                   Valuation
                                      Balance    Allowance       Balance     Allowance
                                      --------------------       ---------------------
With Related Credit Allowance         $2,159       $474           $  956       $112
Without Related Credit Allowance         615          -              176          -
Average Recorded Investment
   for the Period                      3,062          *            1,827          *

Interest Income:
     Recognized                       $   80                      $    6
     Collected                        $   80                      $    6

* Not Applicable


The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows on impaired loans is recognized through the allowance for loan losses.

(5)  DEPOSITS
     --------

The composition of the Company's interest bearing deposits at June 30, 2002 and December 31, 2001 was as follows (dollars in thousands):


                                     June 30, 2002    December 31, 2001
                                     -------------    -----------------
NOW Accounts                          $  245,606         $  244,153
Money Market Accounts                    218,123            220,755
Savings Deposits                         106,661             99,685
Other Time Deposits                      478,949            596,362
                                      ----------         ----------
  Total Interest Bearing Deposits     $1,049,339         $1,160,955
                                      ==========         ==========


(6)  ACCOUNTING PRONOUNCEMENTS
     -------------------------

In June 2002, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", effective for fiscal years beginning after December 31, 2002. This statement supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This statement requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The adoption of this standard is not expected to have a material impact on the reported results of operations of the Company.

(7)  INTANGIBLE ASSETS
     -----------------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles", which is effective for fiscal years beginning after December 15, 2001.
SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Specifically, the adoption of SFAS No. 142 requires the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step, if necessary, must be completed as soon as possible, but no later than the end of the year of initial application. The Company completed the first step of the goodwill impairment test and has determined no goodwill impairment exists at June 30, 2002. The Company will perform an impairment test of the goodwill on an annual basis.

The Company had intangible assets of $30.7 million and $32.3 million at June 30, 2002 and December 31, 2001, respectively. Intangible assets were as follows (dollars in thousands):


                                     June 30,2002               December 31, 2001
                                -----------------------       -----------------------
                                Gross      Accumulated        Gross      Accumulated
Description                     Amount     Amortization       Amount     Amortization
-----------                     -------    ------------       -------    ------------
Core Deposits Intangibles       $33,752      $ 9,777          $33,752       $ 8,156
Goodwill                         10,466        3,786           10,466         3,786
                                -------      -------          -------       -------
  Total Intangible Assets       $44,218      $13,563          $44,218       $11,942
                                =======      =======          =======       =======


Core Deposit Intangibles:

As of June 30, 2002 and December 31, 2001, the Company had core deposit intangibles of $24.0 million and $25.6 million, respectively. The adoption of SFAS No. 142 did not have a material impact on the useful lives assigned to the Company's intangible assets subject to amortization. Amortization expense for the first half of 2002 and 2001 was $1.6 million and $1.9 million, respectively. Estimated annual amortization expense for the next five years is:

          2002        $3.2 million
          2003         3.2 million
          2004         3.2 million
          2005         3.2 million
          2006         3.2 million

Goodwill:

As of June 30, 2002 and December 31, 2001, the Company had goodwill, net of accumulated amortization, of $6.7 million. As a result of the discontinuance of amortization related to this goodwill, the Company has estimated that the adoption of SFAS No. 142 will increase annual 2002 earnings by approximately $622,000. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142.

Transitional Disclosures:

The pro forma effects, net of tax, of the adoption of SFAS No. 142 for the periods presented were as follows (Dollars in Thousands, Except Per Share Data):


                               THREE MONTHD ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                               --------------------------    ------------------------
                                    2002      2001               2002       2001
                                   ------    ------             -------    ------
Reported Net Income                $5,448    $4,280             $10,559    $8,629
Goodwill Amortization                   -       155                   -       311
                                   ------    ------             -------    ------
Adjusted Net Income                $5,448    $4,435             $10,559    $8,940

Basic Earnings Per Share:
Reported Net Income                $  .52    $  .40              $ 1.00    $  .82
Goodwill Amortization                   -       .01                   -       .03
                                   ------    ------             -------    ------
Adjusted Net Income                $  .52    $  .41              $ 1.00    $  .85

Diluted Earnings Per Share:
Reported Net Income                $  .51    $  .40              $  .99    $  .82
Goodwill Amortization                   -       .01                   -       .03
                                   ------    ------             -------    ------
Adjusted Net Income                $  .51    $  .41              $  .99    $  .85


(8)  COMPREHENSIVE INCOME
     --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for the Company, consists solely of changes in unrealized gains (losses) on available-for-sale securities. The Company's reported total comprehensive income, net of tax, for the three and six month periods ended June 30, 2002 and 2001, as follows (dollars in thousands):


                                          THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                          --------------------------    ------------------------
                                               2002       2001               2002        2001
                                              ------     ------            -------     -------
Net Income                                    $5,448     $4,280            $10,559     $ 8,629
Other Comprehensive Income, Net of Tax
  Unrealized Gains on Securities:
    Unrealized Gains  on Securities
      During the Period                        1,027        446                641       2,904
  Less: Reclassification Adjustments for
  Gains Included in Net Income                     -         (2)                 -          (2)
                                              ------     ------            -------     -------
Total Unrealized Gains
  On Securities                                1,027        444                641       2,902
                                              ------     ------            -------     -------

Comprehensive Income                          $6,475     $4,726            $11,200     $11,533
                                              ======     ======            =======     =======


(9)  ACQUISITIONS
     ------------

On March 9, 2001, the Company completed its second purchase and assumption transaction with First Union National Bank ("First Union") and acquired six of First Union's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which are being amortized over a 10-year period. The Company purchased $18 million in loans and assumed deposits of approximately $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary, First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had approximately $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with the Company, and First National Bank of West Point merged with Capital City Bank. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 outstanding shares of First Bankshares of West Point, Inc., resulting in the issuance of 701,000 shares of Company common stock and the payment of $3.4 million in cash for a total purchase price of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangibles, primarily goodwill.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                                 2002                                2001                                2000
                        ----------------------  ----------------------------------------------  ----------------------
                          Second      First       Fourth      Third       Second      First       Fourth      Third
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Summary of Operations:
  Interest Income       $   26,599  $   27,041  $   28,706  $   30,258  $   30,882  $   29,137  $   28,717  $   28,018
  Interest Expense           5,693       7,197       9,454      12,256      13,396      13,143      12,949      12,039
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income       20,906      19,844      19,252      18,002      17,486      15,994      15,768      15,979
    Provision for
    Loan Loss                  641         802         932       1,222       1,007         822         825         735
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Loss           20,265      19,042      18,320      16,780      16,479      15,172      14,943      15,244
  Noninterest Income         8,552       8,294       8,536       7,918       8,255       7,328       7,046       6,646
  Conversion/
    Merger Expense              39         114         588           -           -           -          12          (2)
  Noninterest Expense       20,293      19,351      19,251      18,993      18,132      15,840      14,847      14,684
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes             8,485       7,871       7,017       5,705       6,602       6,660       7,130       7,208
  Provision for
    Income Taxes             3,037       2,760       2,522       1,963       2,322       2,311       2,478       2,487
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income            $    5,448  $    5,111  $    4,495  $    3,742  $    4,280  $    4,349  $    4,652  $    4,721
                        ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)        $   21,332  $   20,284  $   19,689  $   18,431  $   17,935  $   16,454  $   16,134  $   16,364

Per Common Share:
  Net Income Basic      $      .52  $      .48  $      .42  $      .35  $      .40  $      .42  $      .46  $      .46
  Net Income Diluted           .51         .48         .42         .35         .40         .42         .46         .46
  Dividends Declared         .1525       .1525       .1525       .1475       .1475       .1475       .1475       .1325
  Book Value                 16.74       16.38       16.08       16.24       15.87       15.62       14.56       14.08
  Market Price:
    High                     34.80       27.50       24.67       25.25       25.00       26.13       26.75       20.50
    Low                      25.75       22.65       21.90       20.87       19.88       23.13       18.88       18.75
    Close                    34.53       27.00       24.23       23.47       24.87       25.19       24.81       19.56

Selected Average
Balances:
  Loans                 $1,234,787  $1,229,344  $1,242,516  $1,204,323  $1,192,103  $1,082,961  $1,053,674  $1,025,942
  Earning Assets         1,547,603   1,575,698   1,584,225   1,561,519   1,556,186   1,416,861   1,359,336   1,318,690
  Assets                 1,720,095   1,748,211   1,756,995   1,734,392   1,733,115   1,570,587   1,503,184   1,465,114
  Deposits               1,440,615   1,467,257   1,488,961   1,483,527   1,479,159   1,301,123   1,223,401   1,203,202
  Shareowners' Equity      176,678     175,485     176,549     170,511     169,516     155,896     146,232     141,911
  Common Equivalent
    Shares:
      Basic                10,576       10,644      10,674      10,685      10,713      10,297      10,162      10,192
      Diluted              10,606       10,675      10,715      10,693      10,721      10,305      10,186      10,208

Ratios:
  ROA                        1.27%       1.19%       1.01%        .86%        .99%       1.12%       1.23%       1.28%
  ROE                       12.37%      11.81%      10.10%       8.71%      10.13%      11.32%      12.66%      13.24%
  Net Interest
    Margin (FTE)             5.52%       5.22%       4.93%       4.70%       4.62%       4.70%       4.73%       4.94%
  Efficiency Ratio          65.20%      64.88%      65.30%      68.17%      65.09%      63.12%      61.03%      60.64%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The Financial Review is divided into four subsections entitled "Results of Operations", "Financial Condition", "Liquidity and Capital Resources" and "Other". Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2002 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company". Capital City Bank is referred to as "CCB" or the "Bank". The year-to-date averages used in this report are based on daily balances for each respective period.

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

.. Adverse conditions in the stock market and other capital markets and the impact of those conditions on our capital markets and capital management activities, including our investment and wealth management advisory businesses and brokerage activities;

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

..  The impact of changes in accounting policies by the Securities and Exchange
   Commission;

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

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of merger-related expenses and intangible amortization, for the three and six months ended June 30, 2002 were $5.4 million, or $0.51 per diluted share and $10.6 million, or $0.99 per diluted share, respectively. This compares to $4.3 million, or $0.40 per diluted share, and $8.6 million, or $0.82 per diluted share in 2001. Amortization of intangible assets, net of taxes, for the first six months in 2002 totaled $1.0 million, or $0.10 per diluted share, compared to $1.3 million, or $.13 per diluted share in 2001. The decrease in 2002 is primarily attributable to the elimination of goodwill amortization in accordance with the new accounting pronouncements. See Footnote 7 in Notes to Consolidated Financial Statements.

The Company experienced growth in operating revenues of 14.4% and 17.4% over the comparable three and six month periods in 2001, respectively.
The increase was primarily attributable to growth in the net interest margin. The rapid and dramatic reduction in interest rates during 2001 significantly reduced the Company's cost of funds. The lower cost of funds boosted the net interest margin to 5.52% for the second quarter and 5.38% for the first half of 2002. This represents an 89 and 72 basis point improvement over the same periods in 2001, respectively. Noninterest income grew as a result of higher mortgage banking revenues, reflecting the higher volume of fixed rate residential mortgage production sold in the secondary market, and an increase in service charge fees. These increases were the most significant factors contributing to the increase in net income. A condensed earnings summary is presented below.


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      ----------------       ----------------
                                       2002     2001          2002     2001
                                      -------  -------       -------  -------
Interest and Dividend Income          $26,599  $30,882       $53,640  $60,019
Taxable-Equivalent Adjustment<F1>         426      449           866      908
                                      -------  -------       -------  -------
Interest Income (FTE)                  27,025   31,331        54,506   60,927
Interest Expense                        5,693   13,396        12,890   26,538
                                      -------  -------       -------  -------
Net Interest Income (FTE)              21,332   17,935        41,616   34,389
Provision for Loan Losses                 641    1,007         1,443    1,829
Taxable Equivalent Adjustment             426      449           866      908
                                      -------  -------       -------  -------
Net Int. Inc. After Provision          20,265   16,479        39,307   31,652
Noninterest Income                      8,552    8,255        16,846   15,583
Merger Expense                             39        -           153        -
                                      -------  -------       -------  -------
Noninterest Expense                    20,293   18,132        39,644   33,972
Income Before Income Taxes              8,485    6,602        16,356   13,263
Income Taxes                            3,037    2,322         5,797    4,634
                                      -------  -------       -------  -------
Net Income                            $ 5,448  $ 4,280       $10,559  $ 8,629
                                      =======  =======       =======  =======

Percent Change                          27.29%    2.71%        22.36%   (1.71)%

Return on Average Assets<F2>             1.27%     .99%         1.23%    1.05%

Return on Average Equity<F2>            12.37%   10.13%        12.09%   10.69%

<F1> Computed using a statutory tax rate of 35%
<F2> Annualized

Net Interest Income
-------------------

Second quarter taxable-equivalent net interest income increased $3.4 million, or 18.9%, over the comparable quarter in 2001. During the first half of 2002, taxable-equivalent net interest income increased $7.2 million, or 21.0%, over the first half of 2001. This increase is attributable to growth in earning assets and lower interest rates on interest-bearing liabilities. During the first half of 2002, as compared to the comparable period in 2001, growth in average earning assets produced a favorable volume variance of $4.2 million.
In the second quarter, however, it was a sharp reduction in interest bearing liabilities which contributed to a $1.5 million favorable volume variance. Lower interest rates produced a favorable rate variance of $1.9 million and $3.0 million, respectively, as compared to the same three and six month periods in 2001. Table I on page 22 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 2002, taxable-equivalent interest income decreased $4.3 million, or 13.7%, and $6.4 million, or 10.5%, respectively, over the comparable prior year periods. The dramatic decline in interest rates produced an unfavorable rate variance on earning assets of $9.9 million for the six months of 2002, as compared to the six month period in 2001. A positive volume variance of $3.5 million for the six month period of 2002 partially offset the unfavorable rate variance. The loan yield declined 123 and 130 basis points, respectively, from the comparable periods in 2001.
In the current rate environment, existing loans continued to reprice downward and relative to the prior periods new loans are booked at lower rates.

Lower yields on earning assets (partially offset by a favorable shift in asset mix) contributed to a decrease of 122 basis points in the yield on earning assets, which declined from 8.26% for the six months in 2001 to 7.04% for the same period in 2002.

Interest expense for the three and six month periods ended June 30, 2002 declined $7.7 million, or 57.5% and $13.6 million, or 51.4%, respectively, from the comparable prior year periods. This decrease is attributable to lower rates and a shift in mix of interest bearing liabilities. The dramatic decline in rates during 2001 favorably impacted the Company's average rate paid on interest bearing liabilities, which fell 234 basis points from the first six months in 2001 to 2.19%. The shift in mix of interest bearing liabilities favorably impacted interest expense in the first half of 2002. Certificates of deposit, which generally represent a higher cost of funds for the Company, decreased from 42.5% of average deposits in the first half of 2001 to 36.8% in the first half of 2002. A substantial portion of the reduction in certificates of deposit has been replaced by increases in traditional, lower yielding nonmaturity deposit products. The Company continues to experience competition for deposits in terms of both rate and product. In the current interest rate environment, management expects the Company's cost of funds to decline slightly and begin to stabilize during the third quarter.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 3.73% in the first half of 2001 to 4.85% in the comparable period of 2002. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.38% in the first half of 2002, versus 4.66% in the first half of 2001. The improvement in both the spread and margin is attributable to the lower cost of funds.

Provision for Loan Losses
-------------------------

The provision for loan losses was $641,000 and $1.4 million, respectively, for the three and six month periods ended June 30, 2002, compared to $1.0 million and $1.8 million for the same periods in 2001. The decline in the first half of 2002 provision approximates the decline in net charge-offs between comparable periods. Management implemented policy and procedural changes for monitoring the credit card portfolio, where appropriate, and has experienced a decline in net credit card charge-offs.

Net charge-offs decreased in comparison to the first half of 2001 by $309,000 and remain at low levels relative to the size of the portfolio. The net charge-off ratio decreased to .21% versus .29% in 2001. The Company's nonperforming assets ratio decreased slightly to .28% at June 30, 2002 compared to .32% for both December 31, 2001 and June 30, 2001.

At June 30, 2002, the allowance for loan losses totaled $12.2 million, slightly higher than year-end 2001. At June 30, 2002, the allowance represented 0.97% of total loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio as of June 30, 2002. Charge-off activity for the respective periods is set forth below (dollars in thousands):


                                   Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                                  --------------------      ---------------------
                                    2002        2001          2002         2001
                                  --------    --------      --------     --------
Net Charge-Offs                     $526        $809         $1,312       $1,621

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest                  .17%        .27%           .21%         .29%


Noninterest Income
------------------

Noninterest income increased $297,000, or 3.6%, in the second quarter of 2002 versus the comparable quarter for 2001, and $1.3 million, or 8.1%, for the six months ended June 30, 2002 versus the comparable period for 2001. During both periods, service charges on deposit accounts and mortgage banking revenues posted higher revenues.

Service charges on deposit accounts increased $374,000, or 14.1%, and $662,000, or 13.0%, respectively, over the comparable three and six month periods for 2001. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The increase in the first half of 2002, compared to the comparable period in 2001, reflects an increase in number of accounts primarily attributable to the 2001 Georgia acquisitions.

Data processing revenues decreased $78,000 over the comparable three and six month periods in 2001. This represents a 13.3% and 7.2% decrease, respectively. The Company currently provides data processing services for five financial clients, a decline of one from the first six months in 2001. During the first half of 2002, financial clients represented approximately 59.1% of total processing revenues compared to 68.5% in the comparable period in 2001. The Company completed its systems conversion to a third-party provider for all financial clients during the first quarter of 2002. Management believes second half revenues will remain consistent with the revenues generated in the first half.

Asset management fees decreased $42,000, or 5.8%, compared to the second quarter of 2001, and $49,000, or 3.6%, over the comparable six month period in 2001. Fees lost due to distributions and the decline in stock market values over the past year have outpaced the incremental revenues attributable to new business development. At June 30, 2002, assets under management totaled
$324.1 million, representing a decline of $18.8 million, or 5.5% from June 30, 2001.

Mortgage banking revenues increased $88,000, or 8.7%, and $770,000, or 48.9%, respectively, over the comparable three and six month periods in 2001. The Company generally sells into the secondary market all fixed rate residential loan production. The low interest rates have produced a high level of fixed rate production and increased mortgage banking revenues. The level of interest rates, origination volume and percent of fixed rate production will impact the Company's ability to maintain the current level of mortgage banking revenues throughout the remainder of 2002.

Other income decreased $43,000, or 1.3%, and $39,000, or 0.6%, respectively, for the three and six month periods ended June 30, 2002 over the comparable prior year periods. The Company experienced decreases in loan servicing fee revenue of $75,000, credit life insurance commission revenues of $135,000, and miscellaneous recoveries of $70,000. Partially offsetting these declines was an increase in retail brokerage fees of $236,000.

Noninterest income as a percent of average assets was 1.96% and 1.90%, respectively, for the first half of 2002 and 2001.

Noninterest Expense
-------------------

Noninterest expense increased $2.2 million, or 12.1%, and $5.8 million, or 17.2%, respectively, over the comparable three and six month periods in 2001. The level of noninterest expense during the first half of 2002, relative to the first half of 2001, was significantly impacted by the Company's continued expansion, which added seven new offices in Georgia and two new offices in Alabama in March of 2001. Expense levels for the first half of 2001 included minimal conversion/merger-related costs. Factors impacting the Company's noninterest expense during the first six months of 2002 are discussed below.

Compensation expense increased $1.4 million, or 15.2%, and $3.5 million, or 19.9%, respectively, over the comparable three and six month periods of 2001. The increase is primarily attributable to the addition of the Georgia and Alabama offices, higher commissions related to mortgage banking and retail brokerage, increased pension costs and higher healthcare insurance premiums. Pension costs and healthcare premiums are expected to increase throughout 2002 by approximately 60% and 20%, respectively, as compared to 2001. The higher pension costs are a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline. Healthcare premiums are expected to continue to increase due to additional participants and rising costs from healthcare providers.

Occupancy expense, including premises, furniture, fixtures and equipment increased $283,000, or 9.0%, and $856,000, or 14.6%, respectively, over the comparable three and six month periods in 2001. The increase was partially due to the addition of nine offices added with the Georgia acquisitions and the completion of the data processing systems conversion. The Company experienced an increase in depreciation of $423,000, or 20.7%, from the first half in 2001. The increase in depreciation was attributable to the assets added through acquisitions and the implementation of a new data processing system.
Additional increases were experienced in maintenance contracts, primarily associated with running dual processing systems through February 2002. Office leases attributable to the new Georgia and Alabama offices also contributed to the higher expense levels.

Conversion/Merger-related expenses for the three and six month periods in 2002 were $39,000 and $153,000, respectively. The Company did not report merger-related costs for the comparable periods in 2001.
Conversion/Merger-related costs for the first half of 2002 consist primarily of severance payments resulting from a data processing systems conversion.

Other noninterest expense (excluding merger related costs) increased $495,000, or 8.4%, and $1.3 million, or 12.5%, respectively, over the comparable three and six month periods in 2001. The increase was the result of: (1) higher telephone costs of $266,000 resulting from the Georgia acquisitions and ongoing costs attributable to expansion of the existing wide-area network;
(2) increased commission service costs of $160,000 resulting from higher transaction volumes in merchant services; (3) professional fees of $143,000 primarily associated with consulting and certain processing costs;
(4) advertising of $164,000; (5) other losses of $108,000 primarily due to fraud losses; (6) bank service charge analysis fees of $142,000 due to higher transaction volume and lower compensating balances; (7) miscellaneous costs of $275,000 reflective of increases in loan closing costs, credit information costs and education expense.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangible amortization and conversion/merger expense) as a percent of average assets was 2.46% in the first half of 2002 versus 2.01% for the first half of 2001. The Company's efficiency ratio (noninterest expense, net of intangible amortization and conversion/merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.04% in the first half of 2002 compared to 64.15% for the comparable period in 2001. The increase in the efficiency ratio reflects rising costs as noted above.

Income Taxes
------------

The provision for income taxes increased $715,000, or 30.8%, during the second quarter and $1.2 million, or 25.1%, during the first six months of 2002, relative to the comparable prior year periods. The Company's effective tax rate for the first half of 2002 was 35.4% versus 34.9% for the comparable period in 2001. The increase in the effective tax rate is attributable to a higher operating profit and a reduction in tax-exempt municipal interest.

FINANCIAL CONDITION

The Company's average assets increased $81.8 million, or 4.9%, from $1.65 billion in the first half of 2001 to $1.73 billion for the comparable period in 2002. Average earning assets increased to $1.6 billion for the six months ended June 30, 2002, an increase of $74.7 million, or 5.0% from the comparable period of 2001. The change in the mix of earning assets reflects the March 2001 Georgia acquisitions and continued loan generation, partially offset by a decline in investment securities. Loan growth was funded through liquidity generated from acquisitions, deposit growth and the maturity of investment securities. Table I on page 22 presents average balances for the three and six month periods ended June 30, 2002 and 2001.

Average loans increased $94.2 million, or 8.3%, over the first half of 2001. Loan growth was strong throughout most of 2001, with a slight decline in the fourth quarter and again in the first quarter of 2002. However, loan growth improved during the second quarter and loans on average were up $5.4 million
in the second quarter.   Loans as a percent of average earning assets increased
to 78.9% for the first half of 2002, compared to 76.5% for the first half of 2001. At June 30 2002, this percentage had increased to 87.8%. Management anticipates slow to moderate growth in average loans during the third quarter of 2002. Price and product competition remain strong. With the lower rate environment, there continues to be an increased demand for fixed-rate, longer term financing.

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

Management maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers' inability and unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality. Management evaluates the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses at June 30, 2002 was $12.2 million, slightly higher than the $12.1 million recorded at June 30, 2001. The allowance as a percent of total loans was 0.97% in 2002, constant with the June 30, 2001 level. The allowance for loan losses as a percentage of loans reflects management's current estimation of the credit quality of the Company's loan portfolio. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at June 30, 2002 is adequate to absorb losses inherent in the loan portfolio.

Average funds sold increased $24.9 million, or 29.1% from the six months ended June 30, 2001 to $110.3 million. Liquidity approximating $102 million was generated through the two Georgia acquisitions in March of 2001. Liquidity levels have decreased from first quarter 2002 primarily as a result of declining deposits. For a further discussion on liquidity see the section "Liquidity and Capital Resources".

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. For the six months ended June 30, 2002 the average investment portfolio decreased $44.4 million, or 16.9%, from the first half of 2001. The decline reflects the strong loan growth experienced in 2001. During the first quarter of 2002, management authorized purchases in the investment portfolio to reduce the level of overnight liquidity and in anticipation of slower loan growth in 2002.

Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 2002, shareowners' equity included a net unrealized gain of $2.9 million compared to a gain of $2.4 million at December 31, 2001. The increase in value reflects a slight decrease in interest rates during the first half of 2002.

At June 30, 2002, the Company's nonperforming loans were $2.8 million versus $2.4 million at year-end 2001. As a percent of nonperforming loans, the allowance for loan losses represented 431% at June 30, 2002 versus 497% at December 31, 2001 and 389% at June 30, 2001. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $702,000 at June 30, 2002, versus $1.5 million at December 31, 2001 and $837,000 at June 30, 2001. The ratio of nonperforming assets as a percent of loans plus other real estate was .28% at June 30, 2002 compared to .32% at both December 31, 2001 and June 30, 2001.

Average deposits increased 4.5% from $1.4 billion in the first half of 2001, to $1.5 billion in the first half of 2002. The increase in deposits is primarily attributable to the Georgia acquisitions in March 2001. Excluding acquisitions, existing markets realized growth primarily in NOW accounts and noninterest-bearing demand accounts. The Company experienced a steep decline in certificates of deposit during the second half of 2001 through the first half of 2002. This decline was primarily attributable to the relatively low level of interest rates. The decline in certificates during this time was partially offset by growth of nonmaturity deposits which created a favorable shift in the deposit mix and a positive impact on the bank's cost of funds.

The ratio of average noninterest bearing deposits to total deposits was 24.1% for the first half of 2002 compared to 21.0% for the first half of 2001. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 76.1% compared to 79.4%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e. collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances. CCBG maintains a $25.0 million revolving line of credit. As of June 30, 2002, the Company had no borrowings under the revolving line of credit; the Company borrowed $2 million during the first half of 2002 and repaid the balance prior to second quarter-end.

The Company generated approximately $102 million in liquidity through its two Georgia acquisitions in March 2001. The First Union branch acquisition added $72 million in liquidity to the Company. The assumption of deposits totaled approximately $105 million. Including the core deposit premium, the company purchased assets totaling $33 million, with the balance of $72 million being
paid to CCB in cash.   First Bankshares of West Point Inc. generated liquidity
of approximately $30 million, primarily due to the sale of a substantial portion of West Point's investment portfolio for the purpose of aligning its risk profile with that of CCB.

The Company's equity capital was $177.1 million as of June 30, 2002 compared to $171.8 million as of December 31, 2001. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.39% at June 30, 2002 compared to 7.53% at December 31, 2001. Further, the Company's risk-adjusted capital ratio of 12.97% at June 30, 2002, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital and in accordance with applicable law.. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first half in 2002 totaled $.305 per share compared to $.295 for the first half of 2001, an increase of 3.4%. The dividend payout ratios for the first half of 2002 and 2001 were 30.6% and 35.7%, respectively.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its subsidiary bank. At June 30, 2002, these regulations and covenants did not impair the Company's (or its subsidiaries') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first six months of 2002, shareowners' equity increased
$5.3 million, or 6.2%, on an annualized basis. Growth in equity during the first half was positively impacted by net income of $10.6 million, the issuance of common stock of $744,000 and an increase in the net unrealized gain on available-for-sale securities of $641,000. Equity was reduced by dividends paid during the first half of $3.2 million and the repurchase of common stock of $3.4 million. At June 30, 2002, the Company's common stock had a book value of $16.74 per diluted share compared to $16.08 at December 31, 2001 and $15.87 at June 30, 2001.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. Purchases are made in the open market or in privately negotiated transactions. The Company acquired 124,620 shares during the first half of 2002, 214,000 shares during 2001 and 119,134 shares during 2000. From March 30, 2000 through August 14, 2002, the Company repurchased 457,754 shares at an average purchase price of $24.04 per share.

OTHER

Prior to 2002, Capital City Bank maintained several relationships with various Independent Service Organizations ("ISOs") in connection with its card processing operations. During late 2000 and early 2001, a small number of one of the ISO's merchants generated a large amount of charge-backs. The Bank and the ISO were previously named defendants in one merchant lawsuit citing the improper use of merchant reserve balances. That lawsuit was dismissed. While no outstanding litigation currently exists, the Bank may be exposed to litigation in the future. Management does not believe that the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations. The Bank no longer maintains merchant service relationships with these ISOs.

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

Intangible Assets: Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with the various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.
The Company completed the first step of the impairment test by June 30, 2002. After conducting the test, the Company determined no impairment existed at June 30, 2002. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

Core deposit assets represent the premium the Company paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 10 - 15 years, with the majority being written off over approximately 10 years. Generally, core deposits refer to nonpublic, nonmaturing deposits (noninterest-bearing deposits, NOW, money market and savings) and certificates of deposit equal to or less than $100,000. The Company makes certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates may materially affect reported earnings.


TABLE I
                             AVERAGE BALANCES & INTEREST RATES
                       (Taxable Equivalent Basis - Dollars in Thousands)

                                                    FOR THREE MONTHS ENDED JUNE 30,
                                                  2002                       2001
                                     --------------------------  --------------------------
                                       Balance  Interest  Rate     Balance  Interest  Rate
                                     ---------- --------  -----  ---------- --------  -----
ASSETS
Loans, Net of Unearned Interest<F1>  $1,234,787  $23,646  7.68%  $1,192,103  $26,485  8.91%
Taxable Investment Securities           150,188    1,935  5.17%     173,497    2,433  5.62%
Tax-Exempt Investment Securities<F2>     69,472    1,052  6.06%      80,772    1,231  6.10%
Funds Sold                               93,156      392  1.66%     109,814    1,182  4.32%
   Total Earning Assets               1,547,603   27,025  7.00%   1,556,186   31,331  8.08%
Cash & Due From Banks                    74,178                      74,669
Allowance for Loan Losses               (12,265)                    (11,965)
Other Assets                            110,579                     114,225
      TOTAL ASSETS                   $1,720,095                  $1,733,115

LIABILITIES
NOW Accounts                         $  241,059  $   323   .54%  $  215,941  $ 1,162  2.16%
Money Market Accounts                   234,454      823  1.41%     208,621    1,867  3.59%
Savings Accounts                        105,396      134   .51%     111,480      535  1.93%
Other Time Deposits                     501,440    4,034  3.23%     634,205    9,148  5.79%
   Total Int. Bearing Deposits        1,082,349    5,314  1.97%   1,170,247   12,712  4.36%
Short-Term Borrowings                    70,257      177  1.01%      52,246      495  3.80%
Long-Term Debt                           13,924      202  5.83%      14,012      189  5.40%
    Total Interest Bearing
      Liabilities                     1,166,530    5,693  1.96%   1,236,505   13,396  4.35%
Noninterest Bearing Deposits            358,266                     308,912
Other Liabilities                        18,621                      18,182
     TOTAL LIABILITIES                1,543,417                   1,563,599
SHAREOWNERS' EQUITY
Common Stock                                106                         107
Surplus                                  15,343                      21,730
Other Comprehensive Income                2,354                         735
Retained Earnings                       158,875                     146,944
     TOTAL SHAREOWNERS' EQUITY          176,678                     169,516
     TOTAL LIABILITIES & EQUITY      $1,720,095                  $1,733,115
Interest Rate Spread                                      5.04%                       3.73%
Net Interest Income                              $21,332                     $17,935
Net Interest Margin                                       5.52%                       4.63%


                                              FOR SIX MONTHS ENDED JUNE 30,
                                                 2002                        2001
                                     --------------------------  --------------------------
                                       Balance  Interest  Rate     Balance  Interest  Rate
                                     ---------- --------  -----  ---------- --------  -----

ASSETS
Loans, Net of Unearned Interest<F1>  $1,232,081  $47,557  7.78%  $1,137,834  $51,219  9.08%
Taxable Investment Securities           149,000    3,915  5.30%     181,411    5,210  5.79%
Tax-Exempt Investment Securities<F2>     70,199    2,127  6.06%      82,229    2,512  6.11%
Funds Sold                              110,293      907  1.64%      85,434    1,986  4.69%
   Total Earning Assets               1,561,573   54,506  7.04%   1,486,908   60,927  8.26%
Cash & Due From Banks                    73,228                      69,742
Allowance for Loan Losses               (12,248)                    (11,525)
Other Assets                            111,522                     107,175
      TOTAL ASSETS                   $1,734,075                  $1,652,300

LIABILITIES
NOW Accounts                         $  235,906  $   655   .56%  $  209,925  $ 2,562  2.46%
Money Market Accounts                   228,138    1,616  1.43%     189,030    3,573  3.81%
Savings Accounts                        103,770      265   .52%     108,465    1,147  2.13%
Other Time Deposits                     535,116    9,624  3.63%     592,019   17,217  5.86%
   Total Int. Bearing Deposits        1,102,930   12,160  2.22%   1,099,439   24,499  4.49%
Short-Term Borrowings                    71,144      338   .96%      65,525    1,606  4.94%
Long-Term Debt                           13,863      392  5.70%      15,504      433  5.64%
    Total Interest Bearing
      Liabilities                     1,187,937   12,890  2.19%   1,180,468   26,538  4.53%
Noninterest Bearing Deposits            350,933                     291,194
Other Liabilities                        19,121                      17,894
     TOTAL LIABILITIES                1,557,991                   1,489,556
SHAREOWNERS' EQUITY
Common Stock                                106                         105
Surplus                                  16,199                      16,897
Other Comprehensive Income                2,583                          89
Retained Earnings                       157,196                     145,653
     TOTAL SHAREOWNERS' EQUITY          176,084                     162,744
     TOTAL LIABILITIES & EQUITY      $1,734,075                  $1,652,300
Interest Rate Spread                                      4.85%                       3.73%
Net Interest Income                              $41,616                     $34,389
Net Interest Margin                                       5.38%                       4.66%

<F1> Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.1 million and $2.1 million, for the three and six months ended June 30, 2002, versus $1.2 million and $2.2 million, for the comparable periods ended June 30, 2001.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 24. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 2002 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS <F1>
(Dollars in Thousands)

Other Than Trading Portfolio                      June 30, 2002
----------------------------  ------------------------------------------------------                             Fair
                               Year 1     Year 2     Year 3      Year 4      Year 5      Beyond     Total        Value
                              --------   --------   --------    --------    --------    --------  ----------  ----------
Loans
  Fixed Rate                  $213,441   $ 86,863   $ 72,812    $ 27,064     $12,453     $20,877  $  433,510  $  443,177
    Average Interest Rate        7.08%      8.78%      8.47%       8.65%       8.38%       7.70%       7.79%
  Floating Rate<F2>            473,909     72,937    123,021      71,478      63,924      23,850     829,119     847,607
    Average Interest Rate        6.45%      7.66%      7.58%       7.69%       7.37%       8.21%       6.95%
Investment Securities<F3>
  Fixed Rate                    66,620     61,645     48,367      19,706       3,795       8,581     208,714     208,714
    Average Interest Rate        5.73%      5.12%      4.75%       4.96%       4.94%       5.14%       5.21%
  Floating Rate                      -      2,956      2,270           -           -           -       5,226       5,226
    Average Interest Rate            -      4.24%      4.60%           -           -           -       4.40%
Other Earning Assets
  Fixed Rates                        -          -          -           -           -           -           -           -
    Average Interest Rates           -          -          -           -           -           -           -
  Floating Rate                 51,037          -          -           -           -           -      51,037      51,037
    Average Interest Rates       1.73%          -          -           -           -           -       1.73%
Total Financial Assets        $805,007   $224,401   $246,470    $118,248     $80,172     $53,308  $1,527,606  $1,555,761
    Average Interest Rates       6.26%      7.35%      7.26%       7.45%       7.41%       7.52%       6.77%

Deposits<F4>
  Fixed Rate Deposits         $416,974   $ 41,055   $ 12,493    $  3,681     $ 4,739     $     7  $  478,949  $  481,914
    Average Interest Rates       2.91%      3.43%      4.46%       4.74%       4.19%       4.85%       3.02%
  Floating Rate Deposits       570,390          -          -           -           -           -     570,390     570,390
    Average Interest Rates       0.84%          -          -           -           -           -       0.84%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                1,104      1,085        980         948         946       8,000      13,063      13,797
    Average Interest Rate        5.81%      5.79%      5.70%       5.65%       5.72%       5.89%       5.83%
  Floating Rate Debt            64,505          -          -           -           -           -      64,505      64,505
    Average Interest Rate        1.02%          -          -           -           -           -       1.02%
Total Financial Liabilities $1,052,973   $ 42,140   $ 13,473    $  4,629     $ 5,685     $ 8,007  $1,126,907  $1,130,606
    Average interest Rate        1.68%      3.49%      4.55%       4.93%       4.44%       5.89%       1.84%

<F1>  Based upon expected cashflows, unless otherwise indicated.
<F2>  Based upon a combination of expected maturities and repricing opportunities.
<F3>  Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
<F4>  Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rates deposits in 2002. Other time deposit balances are classified according to maturity.

PART II.  OTHER INFORMATION

Items 1-3.
----------

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 23, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at                      Against/          Abstentions/
the 2005 annual meeting:         For        Withheld        Broker Non-Votes
------------------------      ---------     --------        ----------------

Thomas A. Barron              8,567,872      67,599                 -
Lina S. Knox                  8,593,686      41,786                 -
John R. Lewis                 8,598,186      37,286                 -

Item 5. Other Information
-------------------------

As reported in a Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on May 31, 2002. Capital City Bank Group, Inc. ("the Company") decided on May 29, 2002 to no longer engage Arthur Andersen LLP as the Company's independent public accountants and to engage KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year 2002. The Company's unaudited financial statements for the quarter ended
March 31, 2002, included in the Company's Form 10-Q, filed with the Commission on May 15, 2002, were not reviewed by independent public accountants pursuant to Rule 10-01(d) of Regulation S-X; those financial statements have subsequently been reviewed by KPMG, and there were no material changes to such financial statements as a result of KPMG's review.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(A) Exhibits

99.1   Certification required by the Chief Executive Officer pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.1   Certification required by the Chief Financial Officer pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

On May 31, 2002, the Company filed an 8-K to report a change in the Company's certifying accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



By:  /s/ J. Kimbrough Davis
     ----------------------
    J. Kimbrough Davis
    Executive Vice President and
    Chief Financial Officer
    Date:  August 14, 2002

Exhibit 99.1

CERTIFICATION


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of Capital City Bank Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company at June 30, 2002 and December 31, 2001 and its results of operations for the three-month and six-month periods ended June 30, 2002.



/s/ William G. Smith, Jr.
-------------------------
William G. Smith, Jr.
President and Chief Executive Officer

Date: August 14, 2002

Exhibit 99.2

CERTIFICATION


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that (1) this Quarterly Report of Capital City Bank Group, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (this "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and (2) the information contained in this Report fairly presents, in all material respects, the financial condition of the Company at June 30, 2002 and December 31, 2001 and its results of operations for the three-month and six-month periods ended June 30, 2002.



/s/ J. Kimbrough Davis
----------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer

Date: August 14, 2002