Form 10-Q
period 2002-09-30
CAPITAL CITY BANK GROUP INC
filed 2002-11-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




                       For the Quarterly Period Ended:
                             September 30, 2002
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

                              Yes [X]   No [ ]


At October 31, 2002, there were 10,551,234 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       CAPITAL CITY BANK GROUP, INC.

                          FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                       PAGE NUMBER
----         -----------------------------                       -----------

1.           Consolidated Financial Statements                       3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12

3.           Quantitative and Qualitative Disclosure of
             Market Risk                                            22

4.           Controls and Procedures                                24

ITEM         PART II. OTHER INFORMATION
----         --------------------------

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                       24

6.           Exhibits and Reports on Form 8-K                        24

Signatures                                                           24








INTRODUCTORY NOTE

This Report and other Company communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                         CAPITAL CITY BANK GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE PERIODS ENDED SEPTEMBER 30
               (Dollars In Thousands, Except Per Share Amounts)
                                 (UNAUDITED)


                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                        2002        2001           2002        2001
                                       -------     -------       -------     -------
INTEREST INCOME
Interest and Fees on Loans             $23,897     $26,134       $71,294     $77,227
Investment Securities:
  U.S. Treasury                              -          96             -         339
  U.S. Government Agencies/Corp.         1,326       1,639         4,244       5,411
  States and Political Subdivisions        678         794         2,099       2,523
  Other Securities                         320         559         1,317       1,754
Funds Sold                                 182       1,036         1,089       3,023
                                       -------     -------       -------     -------
       Total Interest Income            26,403      30,258        80,043      90,277

INTEREST EXPENSE
Deposits                                 4,496      11,641        16,657      36,141
Short-Term Borrowings                      194         374           531       1,980
Long-Term Debt                             256         241           648         674
                                       -------     -------       -------     -------
       Total Interest Expense            4,946      12,256        17,836      38,795
                                       -------     -------       -------     -------
Net Interest Income                     21,457      18,002        62,207      51,482
Provision for Loan Losses                  991       1,222         2,434       3,051
                                       -------     -------       -------     -------
  Net Interest Income After
    Provision for Loan Losses           20,466      16,780        59,773      48,431

NONINTEREST INCOME
Service Charges on Deposit Accounts      2,979       2,581         8,716       7,656
Data Processing                            485         506         1,494       1,593
Asset Management Fees                      585         613         1,890       1,967
Securities Transactions                      -           2             -           4
Mortgage Banking Revenues                1,612       1,111         3,957       2,686
Other                                    3,426       3,105         9,876       9,595
                                       -------     -------       -------     -------
       Total Noninterest Income          9,087       7,918        25,933      23,501
                                       -------     -------       -------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits         10,888      10,033        31,947      27,599
Occupancy, Net                           1,363       1,492         4,242       4,122
Furniture and Equipment                  1,819       1,703         5,656       4,934
Conversion/Merger Expense                    -           -           153           -
Other                                    6,456       5,765        18,325      16,310
                                       -------     -------       -------     -------
       Total Noninterest Expense        20,526      18,993        60,323      52,965

Income Before Income Taxes               9,027       5,705        25,383      18,967
Income Taxes                             3,226       1,963         9,023       6,596
                                       -------     -------       -------     -------

NET INCOME                             $ 5,801     $ 3,742       $16,360     $12,371
                                       =======     =======       =======     =======

Basic Net Income Per Share             $   .55     $   .35       $  1.54     $  1.17
                                       =======     =======       =======     =======
Diluted Net Income Per Share           $   .55     $   .35       $  1.54     $  1.17
                                       =======     =======       =======     =======
Cash Dividends Per Share               $ .1525     $ .1475       $ .4575     $ .4425
                                       =======     =======       =======     =======
Basic Average Shares Outstanding    10,550,941  10,685,137    10,589,901  10,566,360
                                    ==========  ==========    ==========  ==========
Diluted Average Shares Outstanding  10,590,197  10,693,161    10,629,157  10,574,384
                                    ==========  ==========    ==========  ==========


                        CAPITAL CITY BANK GROUP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
               (Dollars In Thousands, Except Per Share Amounts)
                                 (UNAUDITED)

                                                   September 30,        December 31,
                                                       2002                 2001
                                                   -------------        ------------
ASSETS
Cash and Due From Banks                             $   87,613           $   92,413
Funds Sold                                              79,034              164,417
                                                    ----------           ----------
  Total Cash and Cash Equivalents                      166,647              256,830
Investment Securities, Available-for-Sale              194,035              219,073

Loans, Net of Unearned Interest                      1,286,909            1,243,351
  Allowance for Loan Losses                            (12,462)             (12,096)
                                                    ----------           ----------
    Loans, Net                                       1,274,447            1,231,255

Premises and Equipment                                  47,633               47,037
Intangibles                                             29,844               32,276
Other Assets                                            31,323               34,952
                                                    ----------           ----------
      Total Assets                                  $1,743,929           $1,821,423
                                                    ==========           ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  396,946           $  389,146
  Interest Bearing Deposits                          1,006,837            1,160,955
                                                    ----------           ----------
    Total Deposits                                   1,403,783            1,550,101

Short-Term Borrowings                                   70,346               67,042
Long-Term Debt                                          66,987               13,570
Other Liabilities                                       20,838               18,927
                                                    ----------           ----------
      Total Liabilities                              1,561,954            1,649,640

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares issued and outstanding                              -                    -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,551,231 shares
  outstanding at September 30, 2002
  and 10,642,575 outstanding at
  December 31, 2001                                        106                  106
Additional Paid-In Capital                              14,539               17,178
Retained Earnings                                      163,659              152,149
Accumulated Other Comprehensive Income,
  Net of Tax                                             3,671                2,350
                                                    ----------           ----------
      Total Shareowners' Equity                        181,975              171,783
                                                    ----------           ----------
        Total Liabilities and Shareowners' Equity   $1,743,929           $1,821,423
                                                    ==========           ==========


                            CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                               (Dollars In Thousands)
                                    (UNAUDITED)

                                                      2002             2001
                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                          $ 16,360         $ 12,371
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Loan Losses                          2,434            3,051
    Depreciation                                       3,711            3,103
    Net Securities Amortization                          725              882
    Amortization of Intangible Assets                  2,432            2,943
    Gain on Sales of Investment Securities                 -               (4)
    Non-Cash Compensation Expense                        246              773
    Net Decrease in Other Assets                       3,811            2,114
    Net Increase in Other Liabilities                  1,909            2,948
                                                    --------         --------
      Net Cash Provided by Operating Activities       31,628           28,181
                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale            54,224          100,308
Purchase of Investment Securities                    (27,824)          (6,053)
Net Increase in Loans                                (46,572)         (89,906)
Purchase of Premises & Equipment                      (4,418)          (6,549)
Sales of Premises & Equipment                            111            1,934
Cash & Cash Equivalents from Acquisition                   -           80,420
                                                    --------         --------
Net Cash (Used in) Provided by Investing Activities  (24,479)          80,154
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits                 (146,318)          46,454
Net Increase (Decrease) in Short-Term Borrowings       3,304          (55,798)
Borrowing of Long-Term Debt                           57,040            6,971
Repayment of Long-Term Debt                           (3,623)          (2,598)
Dividends Paid                                        (4,850)          (4,746)
Repurchase of Common Stock                            (3,396)          (3,761)
Issuance of Common Stock                                 511              222
                                                    --------         --------
Net Cash Used in Financing Activities                (97,332)         (13,256)
                                                    --------         --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                   (90,183)          95,079
Cash and Cash Equivalents at Beginning of Period     256,830          113,990
                                                    --------         --------
Cash and Cash Equivalents at End of Period          $166,647         $209,069
                                                    ========         ========

Supplemental Disclosure:
  Interest Paid on Deposits                         $ 19,702         $ 36,766
                                                    ========         ========
  Interest Paid on Debt                             $  1,094         $  2,628
                                                    ========         ========
  Transfer of Loans to ORE                          $    946         $  1,562
                                                    ========         ========
  Income Taxes Paid                                 $  9,815         $  7,312
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine month periods ended September 30, 2002 and 2001.

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

(2) INVESTMENT SECURITIES
    ---------------------

The carrying value and related market value of investment securities at September 30, 2002 and December 31, 2001 were as follows (dollars in thousands):

                                          September 30, 2002
                              -------------------------------------------
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains      Losses      Value
------------------            ---------  ----------  ----------  --------

U.S. Government Agencies
  and Corporations            $ 53,975     $1,091       $ -      $ 55,066
States and Political
  Subdivisions                  65,675      3,107         4        68,778
Mortgage Backed Securities      46,647      1,314         5        47,956
Other Securities                21,943        292         -        22,235
                              --------     ------       ---      --------
    Total                     $188,240     $5,804       $ 9      $194,035
                              ========     ======       ===      ========


                                           December 31, 2001
                              -------------------------------------------
                              Amortized  Unrealized  Unrealized   Market
Available-For-Sale               Cost       Gains      Losses      Value
------------------            ---------  ----------  ----------  --------

U.S. Government Agencies
  and Corporations            $ 41,303     $1,076       $ -      $ 42,379
States and Political
  Subdivisions                  70,905      1,182        22        72,065
Mortgage Backed Securities      64,382        876        10        65,248
Other Securities                38,774        623        16        39,381
                              --------     ------       ---      --------
    Total                     $215,364     $3,757       $48      $219,073
                              ========     ======       ===      ========

(3) LOANS
    -----

The composition of the Company's loan portfolio at September 30, 2002 and December 31, 2001 was as follows (dollars in thousands):

                                   September 30, 2002   December 31, 2001
                                   ------------------   -----------------
Commercial, Financial
  and Agricultural                     $  138,392          $  128,480
Real Estate - Construction                 89,090              72,778
Real Estate - Mortgage                    331,403             302,239
Real Estate - Residential                 404,837             434,378
Real Estate - Home Equity                  86,711              65,879
Real Estate - Loans Held-for-Sale          22,497              30,289
Consumer                                  213,979             209,308
                                       ----------          ----------
  Loans, Net of Unearned Interest      $1,286,909          $1,243,351
                                       ==========          ==========

(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 2002 and 2001, is as follows (dollars in thousands):

                                                  September 30,
                                          ----------------------------
                                            2002                 2001
                                          -------              -------
Balance, Beginning of the Period          $12,096              $10,564
Acquired Reserves                               -                1,206
Provision for Loan Losses                   2,434                3,051
Recoveries on Loans Previously
  Charged-Off                               1,129                  680
Loans Charged-Off                          (3,197)              (3,215)
                                          -------              -------
Balance, End of Period                    $12,462              $12,286
                                          =======              =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of Statement of Financial Accounting ("SFAS") No. 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):


                                       September 30, 2002          December 31, 2001
                                      --------------------       --------------------
Impaired Loans:                                  Valuation                  Valuation
                                      Balance    Allowance       Balance    Allowance
                                      --------------------       --------------------
With Related Credit Allowance         $1,274       $370          $  956       $112
Without Related Credit Allowance       1,369          -             176          -
Average Recorded Investment
   for the Period                      2,643        N/A           1,827        N/A

Interest Income:
  Recognized                          $   96                     $    6
  Collected                           $   96                     $    6



The Company recognizes income on nonaccrual loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses.

(5) DEPOSITS
    --------

The composition of the Company's interest bearing deposits at September 30, 2002 and December 31, 2001 was as follows (dollars in thousands):

                                  September 30, 2002        December 31, 2001
                                  ------------------        -----------------
NOW Accounts                         $  231,931                $  244,153
Money Market Accounts                   217,562                   220,755
Savings Deposits                        106,164                    96,685
Other Time Deposits                     451,180                   596,362
                                     ----------                ----------
  Total Interest Bearing Deposits    $1,006,837                $1,160,955
                                     ==========                ==========

(6) ACCOUNTING PRONOUNCEMENTS
    -------------------------

In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 removes financial institutions (with the exception of combinations of mutual enterprises) from the scope of both FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement under SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS No. 147 is not expected to have a material impact on the reported results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for fiscal years beginning after December 31, 2002. This statement supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. The adoption of this standard is not expected to have a material impact on the reported results of operations of the Company.

(7)  INTANGIBLE ASSETS
     -----------------

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Specifically, the adoption of SFAS No. 142 requires the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption by the Company and the second step, if necessary, must be completed as soon as possible, but no later than the end of the year of initial application. The Company completed the first step of the transitional goodwill impairment test and has determined no goodwill impairment existed at January 1, 2002. Thus, the second step of the two-step process is not required. The Company will perform an impairment test of the goodwill on an annual basis.

The Company had intangible assets of $29.8 million and $32.3 million at September 30, 2002 and December 31, 2001, respectively. Intangible assets were as follows (dollars in thousands):

                             September 30, 2002          December 31, 2001
                            ---------------------       --------------------
                            Gross    Accumulated        Gross    Accumulated
Description                 Amount   Amortization       Amount   Amortization
-----------                 -------  ------------       -------  ------------
Core Deposits Intangibles   $33,752    $10,588          $33,752    $ 8,156
Goodwill                     10,466      3,786           10,466      3,786
                            -------    -------          -------    -------
  Total Intangible Assets   $44,218    $14,374          $44,218    $11,942
                            =======    =======          =======    =======

Net Core Deposit Intangibles:

As of September 30, 2002 and December 31, 2001, the Company had core deposit intangibles of $23.1 million and $25.6 million, respectively. The adoption of SFAS No. 142 did not have a material impact on the useful lives assigned to the Company's intangible assets subject to amortization. Amortization expense for the first nine months of 2002 and 2001 was $2.4 million and $2.9 million, respectively. Estimated annual amortization expense for the next five years is expected to be $3.2 million per year.

Goodwill:

As of September 30, 2002 and December 31, 2001, the Company had goodwill, net of accumulated amortization, of $6.7 million. As a result of the discontinuance of amortization related to this goodwill, the Company has estimated that the adoption of SFAS No. 142 will increase annual 2002 earnings by approximately $622,000. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142.

Transitional Disclosures:

The pro forma effects, net of tax, of the adoption of SFAS No. 142 for the periods presented were as follows (dollars in thousands, except per share data):

                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                SEPTEMBER 30                  SEPTEMBER 30
                             ------------------            ------------------
                               2002      2001               2002       2001
                              ------    ------             -------    -------
Reported Net Income           $5,801    $3,742             $16,360    $12,371
Goodwill Amortization              -       156                   -        467
                              ------    ------             -------    -------
Adjusted Net Income           $5,801    $3,898             $16,360    $12,838

Basic Earnings Per Share:
Reported Net Income           $  .55    $  .35              $ 1.54    $  1.17
Goodwill Amortization              -       .01                   -        .04
                              ------    ------             -------    -------
Adjusted Net Income           $  .55    $  .36              $ 1.54    $  1.21

Diluted Earnings Per Share:
Reported Net Income           $  .55    $  .35              $ 1.54    $  1.17
Goodwill Amortization              -       .01                   -        .04
                              ------    ------             -------    -------
Adjusted Net Income           $  .55    $  .36              $ 1.54    $  1.21

(8) COMPREHENSIVE INCOME
    --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for the Company, consists solely of changes in unrealized gains (losses) on available-for-sale securities, net of income taxes. The Company reported total comprehensive income, net of tax, for the three and nine month periods ended September 30, 2002 and 2001, as follows (dollars in thousands):

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30        SEPTEMBER 30
                                       ------------------  -----------------
                                          2002     2001      2002      2001
                                         ------   ------   -------   -------
Net Income                               $5,801   $3,742   $16,360   $12,371
Other Comprehensive Income, Net of Tax
  Unrealized Gains on Securities:
    Unrealized Gains on Securities
      During the Period                     680    1,696     1,321     4,600
  Less: Reclassification Adjustments for
    Gains in Net Income                       -       (2)        -        (4)
                                         ------   ------   -------   -------
Total Unrealized Gains On Securities        680    1,694     1,321     4,596
                                         ------   ------   -------   -------

Other Comprehensive Income, Net of Tax   $6,481   $5,436   $17,681   $16,967
                                         ======   ======   =======   =======

These changes reflect a market value increase in available-for-sale securities for the three and nine months ended September 30, 2002 and 2001, respectively.

(9) ACQUISITIONS
    ------------

On March 9, 2001, the Company completed a purchase and assumption transaction with First Union National Bank ("First Union") and acquired six of First Union's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in core deposit intangibles, which are being amortized over a 10-year period. The Company purchased $18 million in loans and assumed deposits of approximately $105 million.

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


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                                      2002                                       2001                          2000
                        ---------------------------------   ----------------------------------------------  ----------
                          Third       Second      First       Fourth      Third       Second      First       Fourth
                        ----------  ----------  ---------   ----------  ----------  ----------  ----------  ----------
Summary of Operations:
  Interest Income       $   26,403  $   26,599  $   27,041  $   28,706  $   30,258  $   30,882  $   29,137  $   28,717
  Interest Expense           4,946       5,693       7,197       9,454      12,256      13,396      13,143      12,949
                        ----------  ----------  ---------   ----------  ----------  ----------  ----------  ----------
  Net Interest Income       21,457      20,906      19,844      19,252      18,002      17,486      15,994      15,768
    Provision for
    Loan Loss                  991         641         802         932       1,222       1,007         822         825
                        ----------  ----------  ---------   ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Loss           20,466      20,265      19,042      18,320      16,780      16,479      15,172      14,943
  Noninterest Income         9,087       8,552       8,294       8,536       7,918       8,255       7,328       7,046
  Conversion/
    Merger Expense               -          39         114         588           -           -           -          12
  Noninterest Expense       20,526      20,293      19,351      19,251      18,993      18,132      15,840      14,847
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes             9,027       8,485       7,871       7,017       5,705       6,602       6,660       7,130
  Provision for
    Income Taxes             3,226       3,037       2,760       2,522       1,963       2,322       2,311       2,478
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income            $    5,801  $    5,448  $    5,111  $    4,495  $    3,742  $    4,280  $    4,349  $    4,652
                        ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)        $   21,873  $   21,332  $   20,284  $   19,689  $   18,431  $   17,935  $   16,454  $   16,134

Per Common Share:
  Net Income Basic      $      .55  $      .52  $      .48  $      .42  $      .35  $      .40  $      .42  $      .46
  Net Income Diluted           .55         .51         .48         .42         .35         .40         .42         .46
  Dividends Declared         .1525       .1525       .1525       .1525       .1475       .1475       .1475       .1475
  Book Value                 17.18       16.74       16.38       16.08       16.24       15.87       15.62       14.56
  Market Price:
    High                     36.94       34.80       27.50       24.67       25.25       25.00       26.13       26.75
    Low                      27.90       25.75       22.65       21.90       20.87       19.88       23.13       18.88
    Close                    33.06       34.53       27.00       24.23       23.47       24.87       25.19       24.81

Selected Average
Balances:
  Loans                 $1,266,591  $1,234,787  $1,229,344  $1,242,516  $1,204,323  $1,192,103  $1,082,961  $1,053,674
  Earning Assets         1,511,485   1,547,603   1,575,698   1,584,225   1,561,519   1,556,186   1,416,861   1,359,336
  Assets                 1,678,620   1,720,095   1,748,211   1,756,995   1,734,392   1,733,115   1,570,587   1,503,184
  Deposits               1,388,396   1,440,615   1,467,257   1,488,961   1,483,527   1,479,159   1,301,123   1,223,401
  Shareowners' Equity      180,910     176,678     175,485     176,549     170,511     169,516     155,896     146,232
  Common Equivalent
    Shares:
      Basic                 10,551      10,576      10,644      10,674      10,685      10,713      10,297      10,162
      Diluted               10,590      10,606      10,675      10,715      10,693      10,721      10,305      10,186

Ratios:
  ROA                        1.37%       1.27%       1.19%       1.01%        .86%        .99%       1.12%       1.23%
  ROE                       12.72%      12.37%      11.81%      10.10%       8.71%      10.13%      11.32%      12.66%
  Net Interest
    Margin (FTE)             5.74%       5.52%       5.22%       4.93%       4.70%       4.62%       4.70%       4.73%
  Efficiency Ratio          63.68%      65.20%      64.88%      65.30%      68.17%      65.09%      63.12%      61.03%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The Financial Review is divided into four subsections entitled "Results of Operations," "Financial Condition," "Liquidity and Capital Resources" and "Other." Information therein should facilitate a better understanding of the major factors and trends which affect the Company's earnings performance and financial condition, and how the Company's performance during 2002 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." Capital City Bank is referred to as "CCB" or the "Bank." The year-to-date averages used in this report are based on daily balances for each respective period.

This Report and other Company communications and statements may contain "forward-looking statements." These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements:

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

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of merger-related expenses and intangible amortization, for the three and nine months ended September 30, 2002 were $5.8 million, or $0.55 per diluted share and $16.4 million, or $1.54 per diluted share, respectively. This compares to $3.7 million, or $0.35 per diluted share, and $12.4 million, or $1.17 per diluted share in 2001. Amortization of intangible assets, net of taxes, for the first nine months in 2002 totaled $1.5 million, or $0.14 per diluted share, compared to $2.0 million, or $.19 per diluted share in 2001. The decrease in 2002 intangible amortization is primarily attributable to the elimination of goodwill amortization in accordance with the new accounting pronouncements.

The Company experienced growth in operating revenues (net interest income plus noninterest income) of 17.9% and 17.6% over the comparable three and nine month periods in 2001, respectively. The increase was primarily attributable to growth in the net interest income. The rapid reduction in interest rates throughout 2001 significantly reduced the Company's cost of funds. The lower cost of funds boosted the net yield on earning assets to 5.74% for the third quarter and 5.50% for the first nine months of 2002.
This represents a 104 and 85 basis point improvement over the same periods in 2001, respectively. Noninterest income grew as a result of continued higher mortgage banking revenues, reflecting the higher volume of fixed rate residential mortgage production sold in the secondary market, an increase in service charge fees and higher investment brokerage fees. These increases were the most significant factors contributing to the increase in net income. A condensed earnings summary is presented below.

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------    -------------------
                                  2002       2001       2002        2001
                                 -------    -------    -------     -------
Interest Income                  $26,403    $30,258    $80,043     $90,277
Taxable Equivalent Adjustment<F1>    416        429      1,282       1,338
                                 -------    -------    -------     -------
Interest Income (FTE)             26,819     30,687     81,325      91,615
Interest Expense                   4,946     12,256     17,836      38,795
                                 -------    -------    -------     -------
Net Interest Income (FTE)         21,873     18,431     63,489      52,820
Provision for Loan Losses            991      1,222      2,434       3,051
Taxable Equivalent Adjustment        416        429      1,282       1,338
                                 -------    -------    -------     -------
Net Interest Income After
  Provision for Loan Losses       20,466     16,780     59,773      48,431
Noninterest Income                 9,087      7,918     25,933      23,501
Conversion/Merger Expense              -          -        153           -
Noninterest Expense               20,526     18,993     60,170      52,965
                                 -------    -------    -------     -------
Income Before Income Taxes         9,027      5,705     25,383      18,967
Income Taxes                       3,226      1,963      9,023       6,596
                                 -------    -------    -------     -------
Net Income                       $ 5,801    $ 3,742    $16,360     $12,371
                                 =======    =======    =======     =======

Percent Change                     55.02%    (20.74)%    32.24%      (8.38)%
Return on Average Assets<F2>         1.37%       .86%      1.28%        .98%
Return on Average Equity<F2>        12.72%      8.71%     12.38%       9.97%

<F1> Computed using a federal statutory tax rate of 35%
<F2> Annualized

Net Interest Income
-------------------

Third quarter taxable-equivalent net interest income increased $3.4 million, or 18.7%, over the comparable quarter in 2001. This improvement is entirely attributable to a reduction in interest expense, produced by lower rates and a reduction in the level of interest bearing liabilities. During the first nine months of 2002, taxable-equivalent net interest income increased $10.7 million, or 20.2%, over the first nine months of 2001. Both lower interest expense and a higher level of average earning assets contributed to the year-to-date improvement. In both periods, the improvement in net interest income attributable to the factors noted above was partially offset by a decline in interest income due to lower yields on earning assets. Table I on page 21 provides a comparative analysis of the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 2002, taxable-equivalent interest income decreased $3.9 million, or 12.6%, and $10.3 million, or 11.2%, respectively, over the comparable prior year periods. The general decline in interest rates produced unfavorable rate variances on earning assets during both periods. The impact of these unfavorable rate variances was partially mitigated by a positive volume variance during this nine-month period and a favorable shift in mix of earning assets in both the three and nine month periods. In the current rate environment, portfolio repricing will continue to have an adverse impact on interest income, but may be partially or completely offset by growth.

Lower yields on earning assets contributed to a decrease of 103 basis points in the yield on earning assets, which declined from 8.07% for the nine months in 2001 to 7.04% for the same period in 2002.

Interest expense for the three and nine month periods ended September 30, 2002 declined $7.3 million, or 60.0% and $21.0 million, or 54.0%, respectively, from the comparable prior year periods. The general decline in interest rates produced favorable rate variances on interest bearing liabilities in both periods. This was further enhanced by a favorable shift in mix, as certificates of deposit (generally a higher cost deposit product) declined relative to total deposits. Certificates of deposit, as a percent of total average deposits, declined from 41.7% in the third quarter of 2001 to 33.3% in the third quarter of 2002. Lower interest rates and a favorable shift in mix led to a decline in the average rate paid on interest bearing liabilities of 219 basis points and 226 basis points, respectively, for the three and nine month periods as compared to the comparable prior year periods.

Late in the third quarter, the Company obtained a $75 million advance from the Federal Home Loan Bank to fund anticipated future loan growth. The advance carries a weighted average rate of 2.51%. Initially, this transaction will adversely impact the margin as the monies will be invested in overnight funds until deployed into the loan portfolio.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 3.87% in the first nine months of 2001 to 5.29% in the comparable period of 2002. The Company's net yield on earning assets (defined as taxable-equivalent net interest income divided by average earning assets) was 5.50% for the first nine months in 2002, versus 4.65% in the first nine months of 2001. The improvement in both the spread and net yield on earning assets is attributable to the lower cost of funds.

Repricing of maturing certificates of deposit and continued loan growth are anticipated to have a favorable impact on the net interest margin during the fourth quarter. This can be partially or completely offset by unfavorable repricing variances associated with loans and securities which are repricing and/or maturing. The Federal Reserve reduced the federal funds rate 50 basis points in November. Management does not anticipate this reduction will have a material impact on net interest income during the fourth quarter.

Provision for Loan Losses
-------------------------

The provision for loan losses of $1.0 million and $2.4 million decreased $231,000, or 18.9%, and $617,000, or 20.2%, respectively, for the three and nine month periods ended September 30, 2002, compared to $1.2 million and $3.1 million for the same periods in 2001. The decline in the 2002 provision reflects the lower level of net charge-offs relative to the same periods in 2001. Management implemented policy and procedural changes for monitoring the credit card portfolio and the Company experienced a decline in net credit card charge-offs.

Net charge-offs decreased in comparison to the first nine months of 2001 by $467,000 and remain at low levels relative to the size of the portfolio. The net charge-off ratio decreased to .22% versus .29% in 2001. The Company's nonperforming assets ratio decreased slightly to .28% at September 30, 2002 compared to .32% for December 31, 2001 and .36% for September 30, 2001.

At September 30, 2002, the allowance for loan losses totaled $12.5 million, approximately $400,000 higher than year-end 2001. At September 30, 2002, the allowance represented 0.97% of total loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio as of September 30, 2002. Charge-off activity for the respective periods is set forth below (dollars in thousands):

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                             ------------------          --------------------
                             2002          2001           2002          2001
                             ----          ----          ------        ------
Net Charge-Offs              $756          $915          $2,068        $2,535

Net Charge-Offs (Annualized)
 as a percent of Average
 Loans Outstanding, Net of
 Unearned Interest            .24%         .30%            .22%          .29%

Noninterest Income
------------------

Noninterest income increased $1.2 million, or 14.8%, in the third quarter of 2002 versus the comparable quarter for 2001, and $2.4 million, or 10.4%, for the nine months ended September 30, 2002 versus the comparable period for 2001. During both periods, service charges on deposit accounts, mortgage banking revenues and investment brokerage fees posted higher revenues.

Service charges on deposit accounts increased $399,000, or 15.4%, and $1.1 million, or 13.9%, respectively, over the comparable three and nine month periods for 2001. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The increase in the first nine months of 2002 compared to the comparable period in 2001, reflects an increase in number of accounts primarily attributable to the 2001 Georgia acquisitions. The Company implemented a courtesy overdraft product in October of 2002. This product is expected to have a favorable impact in fee income generated during the fourth quarter of 2002.

Data processing revenues decreased $21,000 and $99,000, over the comparable three and nine month periods in 2001, representing a 4.1% and 6.1% decrease, respectively. The Company currently provides data processing services for five financial clients, a decline of one from the first nine months in 2001. During the first nine months of 2002, financial clients represented approximately 58.4% of total processing revenues compared to 66.9% in the comparable period in 2001. The Company completed its systems conversion to a third-party provider for all financial clients during the first quarter of 2002. The Company will add a new financial client late in the fourth quarter of 2002. This addition is expected to generate minimal revenues during the fourth quarter. Management expects fourth quarter revenues to remain consistent with the quarterly revenues generated in the first nine months of 2002.

Asset management fees decreased $30,000, or 4.5%, compared to the third quarter of 2001, and $77,000, or 3.9%, over the comparable nine month period in 2001. Fees lost due to distributions and the decline in stock market values over the past year have outpaced the incremental revenues attributable to new business development. At September 30, 2002, assets under management totaled approximately $324 million, constant with September 30, 2001.

Mortgage banking revenues increased $501,000, or 45.0%, and $1.3 million, or 47.3%, respectively, over the comparable three and nine month periods in 2001. The Company generally sells into the secondary market all fixed rate residential loan production. The low interest rates have produced a high level of fixed rate production and increased mortgage banking revenues. The level of interest rates, origination volume and percent of fixed rate production is expected to impact the Company's ability to maintain the current level of mortgage banking revenues throughout the remainder of 2002.

The Company entered into an agreement to sell approximately $25 million of loans in late November 2002. The sale of these loans is expected to generate a pre-tax gain of approximately $725,000.

Other income increased $321,000, or 10.3%, and $281,000, or 2.9%, respectively, for the three and nine month periods ended September 30, 2002 over the comparable prior year periods. The Company experienced an increase in investment brokerage fees of $407,000 primarily due to expansion into the Georgia acquisition markets and the addition of investment professionals in existing CCB markets. An increase was also reported in merchant credit card fees of $192,000. Partially offsetting these increases was a decrease in credit life insurance commission revenues of $172,000. Additionally, in 2001, a one-time gain of $135,000 was reported on condemnation of property by the State of Florida.

Noninterest income as a percent of average assets was 2.02% and 1.86%, respectively, for the first nine months of 2002 and 2001.

Noninterest Expense
-------------------

Noninterest expense increased $1.5 million, or 8.1%, and $7.4 million, or 13.9%, respectively, over the comparable three and nine month periods in 2001. The level of noninterest expense during the first nine months of 2002, relative to the first nine months of 2001, was significantly impacted by the Company's continued expansion, which added seven new offices in Georgia and two new offices in Alabama in March of 2001. Expense levels for the first nine months of 2001 included minimal conversion/merger-related costs.
Factors impacting the Company's noninterest expense during the first nine months of 2002 are discussed below.

Compensation expense increased $854,000, or 8.5%, and $4.3 million, or 15.8%, respectively, over the comparable three and nine month periods of 2001. The increase is primarily attributable to the addition of the Georgia and Alabama offices, higher performance-based compensation, increased pension costs and higher healthcare insurance premiums. The higher pension costs are a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline. At the current market levels, pension costs are expected to increase significantly during 2003. Healthcare premiums are expected to continue to increase due to additional participants and rising costs from healthcare providers.

Occupancy expense, including premises, furniture, fixtures and equipment for the third quarter of 2002 was constant with the comparable period in 2001 and increased $843,000, or 9.3%, from the comparable nine month period in 2001. The increase was primarily due to the addition of nine offices added with the Georgia acquisitions and the completion of the data processing systems conversion. The Company experienced an increase in depreciation of $609,000, or 19.6%, from the first nine months in 2001. The increase in depreciation was attributable to the assets added through acquisitions and the implementation of a new data processing system. Additional increases were experienced in office leases and building maintenance/repairs.

Conversion/Merger-related expenses for the nine month period in 2002 was $153,000. There were no merger-related costs for the comparable period in 2001. Conversion/Merger-related costs for the first nine months of 2002 consist primarily of severance payments resulting from a data processing systems conversion. The Company did not experience any conversion/merger costs in the third quarter of 2002 and 2001.

Other noninterest expense increased $691,000, or 12.0%, and $2.0 million, or 12.3%, respectively, over the comparable three and nine month periods in 2001. The increase was the result of: (1) higher telephone costs of $207,000 resulting from the Georgia acquisitions and ongoing costs attributable to expansion of the existing wide-area network; (2) increased service costs of $317,000 resulting from higher transaction volumes in merchant services; (3) legal costs of $251,000 attributable to consultation related to merchant service processing; (4) professional fees of $211,000 primarily associated with consulting and third party processing costs; (5) audit fees of $106,000;
(6) advertising costs of $117,000; (7) other losses of $179,000 primarily due to fraud and reconciliation losses; (8) bank service charge analysis fees of $185,000 due to higher transaction volume and lower compensating balances; and (9) miscellaneous costs of $398,000 reflective of increases in loan closing costs, credit information costs and education expense.

Annualized net noninterest expense (noninterest income minus noninterest expense, net of intangible amortization and conversion/merger expense) as a percent of average assets was 2.48% in the first nine months of 2002 versus 2.10% for the first nine months of 2001. The Company's efficiency ratio (noninterest expense, net of intangible amortization and conversion/merger expense, expressed as a percent of the sum of federal taxable-equivalent net interest income plus noninterest income) was 65.57% in the first nine months of 2002 compared to 65.54% for the comparable period in 2001.

Income Taxes
------------

The provision for income taxes increased $1.3 million, or 64.3%, during the third quarter and $2.4 million, or 36.8%, during the first nine months of 2002, relative to the comparable prior year periods. The Company's effective tax rate for the first nine months of 2002 was 35.5% versus 34.8% for the comparable period in 2001. The increase in the effective tax rate is attributable to a higher operating profit and a reduction in tax-exempt municipal interest.

FINANCIAL CONDITION

The Company's average assets were $1.72 billion for the first nine months of 2002 and $1.69 billion for the comparable period in 2001. Average earning assets were $1.54 billion for the nine months ended September 30, 2002, compared to $1.52 billion for the first nine months of 2001. The increase in average earning assets reflects the March 2001 Georgia acquisitions. During 2002, there has been a favorable shift in mix of earning assets as the Company continues to experience net loan growth and the level of earning assets has declined. Loan growth was funded through liquidity generated from acquisitions, minimal deposit growth, Federal Home Loan Bank advances, and the maturity of investment securities. Table I on page 21 presents average balances for the three and nine month periods ended September 30, 2002 and 2001.

Average loans increased $79.0 million, or 6.8%, over the comparable period in 2001. Loan growth was strong throughout most of 2001, with a slight decline in the fourth quarter and again in the first quarter of 2002. However, during 2002, loan growth has improved with loans, on average, increasing $5.4 million in the second quarter and $31.8 million in the third quarter. Loans as a percent of average earning assets increased to 80.5% for the first nine months of 2002, compared to 76.7% for the comparable period of 2001. At September 30, 2002, this percentage had increased to 82.5%. Loan growth has occurred in all loan categories during the second and third quarter of 2002. The Company has entered into an agreement to sell approximately $25 million of adjustable-rate loans in late November 2002. The loan sale will increase short-term liquidity and will be used to fund future loan growth. Management anticipates moderate to strong loan production during the fourth quarter of 2002 in the majority of its markets.

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

The allowance for loan losses at September 30, 2002 was $12.5 million, slightly higher than the $12.3 million recorded at September 30, 2001. The allowance for loan losses loans reflects management's current estimation of the credit quality of the Company's loan portfolio. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at September 30, 2002 is adequate to absorb losses inherent in the loan portfolio.

Average funds sold in the third quarter declined $74.1 million or 62.6%, from the comparable period in 2001. This is attributable to continued loan growth and a decline in deposits, primarily, certificates of deposit. Average loans increased $62 million and average deposits declined $95 million. This balance sheet change reduced the Bank's liquidity as measured by the level of net funds sold on an overnight basis. Although management's focus is on core deposit growth, in the current interest rate environment it is economically more feasible to borrow money from the Federal Home Loan Bank than to increase deposit rates to a level sufficient to generate the deposit growth necessary to keep pace with the current rate of growth in the loan portfolio. Therefore, in September 2002, the Bank borrowed $75 million from the Federal Home Loan Bank. For a further discussion on liquidity and the recent Federal Home Loan Bank advances, see the section "Liquidity and Capital Resources".

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2002, the average investment portfolio decreased $43.2 million, or 16.9%, from the comparable period in 2001. The decline reflects the strong loan growth experienced in 2001 and 2002.

Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 2002, shareowners' equity included a net unrealized gain of $3.7 million compared to a gain of $2.4 million at December 31, 2001. The increase in value reflects the decrease in interest rates during 2002.

At September 30, 2002, the Company's nonperforming loans were $2.5 million versus $2.4 million at year-end 2001 and $3.1 million at September 30, 2001. As a percent of nonperforming loans, the allowance for loan losses represented 504% at September 30, 2002 versus 497% at December 31, 2001 and 386% at September 30, 2001. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.2 million at September 30, 2002, versus $1.5 million at December 31, 2001 and $1.2 million at September 30, 2001. The ratio of nonperforming assets as a percent of loans plus other real estate was .28% at September 30, 2002 compared to .32% and .36% at December 31, 2001 and September 30, 2001, respectively.

Third quarter average deposits have declined $95.1 million, or 6.4%, from the comparable period in 2001. The Company experienced a steep decline in certificates of deposit beginning in the second quarter of 2001 and continuing through the first nine months of 2002. This decline was partially offset by growth of nonmaturity deposits which created a favorable shift in the deposit mix and a positive impact on the Bank's cost of funds. Deposits are expected to decline slightly during the fourth quarter primarily as a result of continued roll-off in the certificate of deposit portfolio. The roll-off, in terms of amount and percent, is anticipated to be at a slower pace than experienced during the first nine months of 2002.

The ratio of average noninterest bearing deposits to total deposits was 24.7% for the first nine months of 2002 compared to 20.9% for the first nine months of 2001. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 75.4% compared to 79.2%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e. collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances. Additionally, the Company maintains a $25.0 million revolving line of credit. As of September 30, 2002, the Company had no borrowings under the revolving line of credit.

During the third quarter, the Company borrowed $75 million from the Federal Home Loan Bank to fund the recent growth in loan demand and the continued decline in certificates of deposit. The borrowing consists of four separate advances with maturities ranging from 12 to 36 months and a weighted average rate of 2.51%.

The Company generated approximately $102 million in liquidity through its two Georgia acquisitions in March 2001. The First Union branch acquisition added $72 million in liquidity to the Company. The assumption of deposits totaled approximately $105 million. Including the core deposit premium, the Company purchased assets totaling $33 million, with the balance of $72 million being paid to CCB in cash. The acquisition of First Bankshares of West Point Inc. generated liquidity of approximately $30 million, primarily due to the sale of a substantial portion of West Point's investment portfolio for the purpose of aligning its risk profile with that of CCB. This liquidity was used during the first nine months of 2002 to fund loan growth and deposit maturities. The Company's current level of liquidity is a result of the above mentioned advance obtained from the Federal Home Loan Bank late in the third quarter of 2002.

The Company's equity capital was $182.0 million as of September 30, 2002 compared to $171.8 million as of December 31, 2001. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.51% at September 30, 2002 compared to 7.53% at December 31, 2001. Further, the Company's risk-adjusted capital ratio of 13.02% at September 30, 2002, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital and in accordance with applicable law. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first nine months of 2002 totaled $.4575 per share compared to $.4425 per share for the first nine months of 2001, an increase of 3.4%. The dividend payout ratios for the first nine months of 2002 and 2001 were 44.4% and 56.6%, respectively.

State and federal regulations as well as the Company's long-term debt agreement place certain restrictions on the payment of dividends by both the Company and its subsidiary bank. At September 30, 2002, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first nine months of 2002, shareowners' equity increased $10.2 million, or 7.9%, on an annualized basis. Growth in equity during the first nine months was positively impacted by net income of $16.4 million, the issuance of common stock of $757,000 and an increase in the net unrealized gain on available-for-sale securities of $943,000. Equity was reduced by dividends paid during the first nine months of $4.9 million and the repurchase of common stock of $3.4 million. At September 30, 2002, the Company's common stock had a book value of $17.18 per diluted share compared to $16.08 at December 31, 2001 and $16.24 at September 30, 2001.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. Purchases are made in the open market or in privately negotiated transactions. The Company acquired 124,620 shares during the first nine months of 2002, 214,000 shares during 2001 and 119,134 shares during 2000. From March 30, 2000 through November 14, 2002, the Company repurchased 457,754 shares at an average purchase price of $24.04 per share.

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

Allowance for Loan Losses: The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by the Company for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as an expense in any given reporting period.

Intangible Assets: Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company completed the first step of the transitional impairment test during the second quarter of 2002. After conducting the test, the Company determined no impairment existed at January 1, 2002, and thus the second step is not required. The Company will continue to perform an impairment test on an annual basis. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

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



TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                          FOR THREE MONTHS ENDED SEPTEMBER 30,
                                            2002                       2001
                                  -----------------------    -----------------------
                                  Balance  Interest  Rate    Balance  Interest  Rate
                                  -------  --------  ----    -------  --------  ----
ASSETS
Loans, Net of Unearned
  Interest<F1>                  $1,266,591  $23,969  7.51% $1,204,323  $26,199  8.63%
Taxable Investment Securities      131,939    1,646  4.95%    162,680    2,294  5.59%
Tax-Exempt Investment
  Securities<F2>                    68,692    1,022  5.95%     76,182    1,158  6.08%
Funds Sold                          44,263      182  1.61%    118,334    1,036  3.46%
                                ----------  -------  ----  ----------  -------  ----
   Total Earning Assets          1,511,485   26,819  7.04%  1,561,519   30,687  7.80%
Cash & Due From Banks               69,765                     68,198
Allowance for Loan Losses          (12,503)                   (12,081)
Other Assets                       109,873                    116,756
                                ----------                 ----------
      TOTAL ASSETS              $1,678,620                 $1,734,392
                                ==========                 ==========

LIABILITIES
NOW Accounts                    $  240,032  $   324  0.54% $  218,756  $ 1,000  1.81%
Money Market Accounts              221,521      731  1.31%    220,338    1,667  3.00%
Savings Accounts                   106,551      137  0.51%    115,404      520  1.79%
Other Time Deposits                462,139    3,304  2.84%    618,390    8,454  5.42%
                                ----------  -------  ----  ----------  -------  ----
   Total Int. Bearing Deposits   1,030,243    4,496  1.73%  1,172,888   11,641  3.94%
Short-Term Borrowings               64,915      194  1.19%     43,855      374  3.38%
Long-Term Debt                      24,763      256  4.09%     16,221      241  5.90%
                                ----------  -------  ----  ----------  -------  ----
    Total Interest Bearing
      Liabilities                1,119,921    4,946  1.75%  1,232,964   12,256  3.94%
Noninterest Bearing Deposits       358,153  -------  ----     310,639  -------  ----
Other Liabilities                   19,636                     20,278
                                ----------                 ----------
     TOTAL LIABILITIES           1,497,710                  1,563,881

SHAREOWNERS' EQUITY
Common Stock                           106                        106
Surplus                             14,530                     20,908
Other Comprehensive Income           3,412                      1,578
Retained Earnings                  162,862                    147,919
                                ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY        180,910                    170,511
                                ----------                 ----------
  TOTAL LIABILITIES & EQUITY    $1,678,620                 $1,734,392
                                ==========                 ==========

Interest Rate Spread                                 5.29%                      3.86%
                                                     ====                       =====
Net Interest Income                         $21,873                    $18,431
                                            =======                    =======
Net Yield on Earning Assets                          5.74%                      4.70%
                                                     ====                       =====


                                          FOR NINE MONTHS ENDED SEPTEMBER 30,
                                           2002                        2001
                                  -----------------------    -----------------------
                                  Balance  Interest  Rate    Balance  Interest  Rate
                                  -------  --------  ----    -------  --------  ----
ASSETS
Loans, Net of Unearned
  Interest<F1>                  $1,243,711  $71,527  7.69% $1,164,668 $77,418   8.89%
Taxable Investment Securities      143,251    5,561  5.19%    175,707   7,504   5.71%
Tax-Exempt Investment
  Securities<F2>                    69,691    3,148  6.02%     80,474   3,670   6.08%
Funds Sold                          88,041    1,089  1.63%     96,958   3,023   4.17%
                                ----------  -------  ----  ----------  -------  ----
   Total Earning Assets          1,544,694   81,325  7.04%  1,517,807  91,615   8.07%
Cash & Due From Banks               72,061                     69,478
Allowance for Loan Losses          (12,334)                   (11,757)
Other Assets                       110,966                    110,836
                                ----------                 ----------
      TOTAL ASSETS              $1,715,387                 $1,686,364
                                ==========                 ==========

LIABILITIES
NOW Accounts                    $  237,296  $   980  0.55% $  213,686 $ 3,562   2.23%
Money Market Accounts              225,908    2,346  1.39%    200,369   5,240   3.50%
Savings Accounts                   104,707      403  0.51%    111,254   1,668   2.00%
Other Time Deposits                510,523   12,928  3.39%    603,204  25,671   5.69%
                                ----------  -------  ----  ----------  -------  ----
   Total Int. Bearing Deposits   1,078,434   16,657  2.07%  1,128,513  36,141   4.28%
Short-Term Borrowings               69,046      531  1.03%     58,399   1,980   4.53%
Long-Term Debt                      17,536      648  4.94%     15,806     674   5.71%
                                ----------  -------  ----  ----------  -------  ----
    Total Interest Bearing
      Liabilities                1,165,016   17,836  2.05%  1,202,718  38,795   4.31%
Noninterest Bearing Deposits       353,366  -------  ----     298,886 -------   ----
Other Liabilities                   19,294                     18,769
                                ----------                 ----------
     TOTAL LIABILITIES           1,537,676                  1,520,373

SHAREOWNERS' EQUITY
Common Stock                           106                        106
Surplus                             15,637                     18,326
Other Comprehensive Income           2,863                        595
Retained Earnings                  159,105                    146,964
                                ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY        177,711                    165,991
                                ----------                 ----------
  TOTAL LIABILITIES & EQUITY    $1,715,387                 $1,686,364
                                ==========                 ==========

Interest Rate Spread                                 4.99%                      3.76%
                                                     ====                       =====
Net Interest Income                         $63,489                   $52,820
                                            =======                    =======
Net Yield on Earning Assets                          5.50%                      4.65%
                                                     ====                       =====



<F1> Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.2 million and $3.4 million for the three and nine months ended
     September 30, 2002, versus $1.0 million and $3.1 million, for the comparable periods ended September 30, 2001.
<F2> Interest income includes the effects of taxable equivalent adjustments using a 35% federal tax rate.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 23. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 2002 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)

Other Than Trading Portfolio                              September 30, 2001
----------------------------------------------------------------------------------------------------------------    Market
                               Year 1      Year 2      Year 3      Year 4      Year 5      Beyond       Total        Value
                            ----------    --------    --------    --------     -------     -------    ----------   ----------
Loans
  Fixed Rate                $  229,697    $ 91,931    $ 74,103    $ 27,535     $12,492     $16,517    $  452,275   $  467,439
    Average Interest Rate        6.72%       8.52%       8.16%       8.47%       8.23%       6.95%         7.48%
  Floating Rate(2)              484,447      75,932     136,741      80,879      35,396      21,239       834,634      862,618
    Average Interest Rate        6.24%       7.59%       7.40%       7.61%       7.34%       7.97%         6.77%
Investment Securities(3)
  Fixed Rate                    45,773      63,557      41,139      16,266       4,820      16,566       188,121      188,121
    Average Interest Rate        5.88%       4.88%       4.52%       4.96%       4.99%       5.67%         5.12%
  Floating Rate                  5,914           -           -           -           -           -         5,914        5,914
    Average Interest Rate        5.54%           -           -           -           -           -         5.54%
Other Earning Assets
  Fixed Rates                        -           -           -           -           -           -             -            -
    Average Interest Rates           -           -           -           -           -           -             -
  Floating Rates                79,034           -           -           -           -           -        79,034       79,034
    Average Interest Rates       1.59%           -           -           -           -           -         1.59%
Total Financial Assets      $  844,865    $231,420    $251,983    $124,680     $52,708     $54,322    $1,559,978   $1,603,126
    Average Interest Rates       5.91%       7.22%       7.15%       7.45%       7.34%       6.96%         6.51%

Deposits(4)
  Fixed Rate Deposits       $  386,527    $ 41,916    $ 12,329    $  4,535     $ 5,867     $     6    $  451,180   $  454,070
    Average Interest Rates       2.54%       3.40%       4.21%       4.48%       4.10%       4.85%         2.71%
  Floating Rate Deposits       555,657           -           -           -           -           -       555,657      555,657
    Average Interest Rates       0.82%           -           -           -           -           -         0.82%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                1,038      40,996      15,891         882         872       7,308        66,987       65,988
    Average Interest Rate        5.76%       2.43%       3.20%       5.59%       5.67%       5.87%         3.12%
  Floating Rate Debt            70,346           -           -           -           -           -        70,346       70,346
    Average Interest Rate        1.46%           -           -           -           -           -         1.46%
Total Financial Liabilities $1,013,568    $ 82,912    $ 28,220    $  5,417     $ 6,739     $ 7,314    $1,144,170   $1,146,061
    Average interest Rate        1.53%       2.92%       3.64%       4.66%       4.30%       5.87%         1.74%

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



ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within ninety (90) days prior to the date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company's internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II.  OTHER INFORMATION

ITEMS 1-4
Not applicable

ITEM 5.  OTHER INFORMATION
Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits

99.1     Certification required by the Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification required by the Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K

On September 23, 2002, the Company filed an 8-K to report a change in the Company's independent auditor for the Capital City Bank Group, Inc. Profit Sharing 401(k) Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/s/ J. Kimbrough Davis
----------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 14, 2002

Certification required by the Chief Executive Officer pursuant to
  Section 302 of the Sarbanes-Oxley Act of 2002.


I, William G. Smith, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital City Bank Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ William G. Smith, Jr.
----------------------------
William G. Smith, Jr.
President and Chief Executive Officer



Date:  November 14, 2002
       -----------------

Certification required by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


I, J. Kimbrough Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital City Bank Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ J. Kimbrough Davis
----------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer



Date:  November 14, 2002
       -----------------