Form 10-K
period 2002-12-31
CAPITAL CITY BANK GROUP INC
filed 2003-03-27
CIK 726601

Form 10-K

                     Securities and Exchange Commission
                           Washington, D.C. 20549

       Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act
                                   Of 1934

                For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]    No [ ]

As of February 28, 2003, there were issued and outstanding 10,565,476 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol "CCBG." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq a on February 28, 2003, was $184.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2002 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE
------                                                                 ----

Item 1.   Business                                                        3
Item 2.   Properties                                                     15
Item 3.   Legal Proceedings                                              16
Item 4.   Submission of Matters to a Vote of Security Holders            16

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related
          Shareowner Matters                                             16
Item 6.   Selected Financial & Other Data                                17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            18
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk      45
Item 8.   Financial Statements and Supplementary Data                    47
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                      78

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant             78
Item 11.  Executive Compensation                                         78
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                     78
Item 13.  Certain Relationships and Related Transactions                 79

PART IV
-------

Item 14.  Evaluation, Disclosure Controls and Procedures /
          Changes in Internal Controls                                   79

Item 15.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                       80







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

At December 31, 2002, the Company had consolidated total assets of $1.8 billion and shareowners' equity of $186.5 million. Its principal asset is the capital stock of Capital City Bank ("CCB" or "Bank"). CCB accounted for approximately 100% of the consolidated assets at December 31, 2002, and 100% of consolidated net income of the Company for the year ended December 31, 2002. In addition to its banking subsidiary, the Company has six other indirect subsidiaries, Capital City Trust Company, Capital City Securities, Inc., Capital City Mortgage Company (inactive), Capital City Services Company, First Insurance Agency of Grady County, Inc. and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of Capital City Bank.

On March 9, 2001, the Company completed a purchase and assumption transaction with Wachovia Bank, NA, formerly First Union National Bank ("Wachovia") and acquired six of Wachovia's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which are being amortized over a 10-year period. The Company purchased approximately $18 million in loans and assumed deposits of approximately $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary, First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had approximately $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with the Company, and First National Bank of West Point merged with Capital City Bank. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 outstanding shares of First Bankshares of West Point, Inc., resulting in the issuance of 701,000 shares of Company common stock and the payment of $3.4 million in cash for a total purchase price of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangible assets, primarily goodwill.

Dividends and management fees received from the Bank are the Company's only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled "Regulatory Considerations" in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information.

The Company had a total of 781 (full-time equivalent) associates at February 28, 2003. Page 17 contains other financial and statistical information about the Company.

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

The Bank is a member of the "Star" ATM Network which enables customers to utilize their "QuickBucks" or "QuickCheck" cards to access cash at automatic teller machines ("ATMs") or point of sale merchants.

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial customers located throughout North Florida and South Georgia. As of February 28, 2003, the Services Company is providing computer services to six correspondent banks which have relationships with Capital City Bank.

Trust Services

Capital City Trust Company is the investment management arm of Capital City Bank. The Trust Company provides asset management for individuals through agency, personal trust, IRA's and personal investment management accounts. Administration of pension, profit sharing and 401(k) plans is a significant product line. Associations, endowments and other non-profit entities hire the Trust Company to manage their investment portfolios. Individuals requiring the services of a trustee, personal representative or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $343.2 million as of December 31, 2002, with total assets under administration exceeding $422.1 million.

Brokerage Services

The Company offers access to retail investment products through Capital City Securities, Inc., a wholly-owned subsidiary of Capital City Bank. These products are offered through INVEST Financial Corporation, a member of NASD and SIPC. Non-deposit investment and insurance products are: (1) not FDIC insured; (2) not deposits, obligations, or guaranteed by any bank; and (3) subject to investment risk, including the possible loss of principal amount invested. Capital City Securities, Inc.'s brokers are licensed through INVEST Financial Corporation, and offer a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. CCBG and its subsidiaries are not affiliated with INVEST Financial Corporation.

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

All of Florida's major banking concerns have a presence in Leon County. Capital City Bank's Leon County deposits totaled $560.8 million, or 39.1%, of the Company's consolidated deposits at December 31, 2002.

The following table depicts CCBG's market share percentage within each respective county, based on total commercial bank deposits within the county.

                                             Market Share
                                         as of September 30,
                                     2002       2001       2000
                                    ----------------------------
Florida:<F1><F2>
  Bradford County                    38.4%      41.4%      45.8%
  Citrus County                       3.3%       3.7%       3.8%
  Clay County                         3.2%       4.0%       4.1%
  Dixie County                       17.5%      18.7%      14.8%
  Gadsden County                     29.4%      30.7%      28.0%
  Gilchrist County                   38.5%      39.2%      48.3%
  Gulf County                        23.5%      23.1%      43.3%
  Hernando County                     1.0%       1.5%       1.6%
  Jefferson County                   27.1%      28.6%      28.9%
  Leon County                        18.4%      23.2%      20.9%
  Levy County                        34.0%      37.3%      36.5%
  Madison County                     19.0%      23.7%      21.3%
  Pasco County                         .4%        .8%       1.1%
  Putnam County                      12.5%      15.5%      22.4%
  Suwannee County                     9.1%      10.4%      19.4%
  Taylor County                      29.0%      33.4%      35.1%
  Washington County                  20.4%      22.5%      22.6%
Georgia:<F3>
  Bibb County<F4>                     3.1%       3.6%        --
  Burke County<F4>                   12.4%      11.4%        --
  Grady County                       31.5%      43.3%      43.5%
  Troup County<F4>                   10.9%      11.2%        --
Alabama:<F3>
  Chambers County<F4>                 3.3%       3.4%        --

<F1> Obtained from the September 30 Office Level Report published by the
     Florida Bankers Association for each year.

<F2> Does not include Alachua, Marion and Wakulla counties where Capital City
     Bank maintains residential mortgage lending offices only.

<F3> Obtained from the June 30 FDIC/OTS Summary of Deposits Report.

<F4> Entered the market in March 2001.

The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties as of September 30, 2002.

                        Number of         Number of Commercial
County              Commercial Banks          Bank Offices
--------------------------------------------------------------
Florida:<F1>
  Bradford                   3                      3
  Citrus                    10                     37
  Clay                      11                     23
  Dixie                      3                      4
  Gadsden                    4                      8
  Gilchrist                  3                      5
  Gulf                       3                      4
  Hernando                  12                     29
  Jefferson                  2                      2
  Leon                      14                     57
  Levy                       3                     11
  Madison                    5                      5
  Pasco                     20                     78
  Putnam                     6                     11
  Suwannee                   4                      4
  Taylor                     3                      4
  Washington                 3                      3
Georgia:<F2>
  Bibb                      10                     56
  Burke                      5                     10
  Grady                      5                      8
  Troup                      8                     20
Alabama:<F2>
  Chambers                   5                     10

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

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Except for those activities that are now permitted for financial holding companies by the Gramm-Leach-Bliley Act, these restrictions will apply to the Company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The Federal Reserve has determined the following activities, among others, to be permissible for bank holding companies:

.. Factoring accounts receivable
.. Acquiring or servicing loans
.. Leasing personal property
.. Conducting discount securities brokerage activities
.. Performing certain data processing services
.. Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions
.. Performing certain insurance underwriting activities

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

Changes in Control. Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a financial holding company, such as the Company. A conclusive presumption of control exists if an individual or company acquires 25% or more of any class of voting securities of the financial holding company. A rebuttable presumption of control exists if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under
Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

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

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the State of Florida. Florida statutes define "control" as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Department of Financial Services (the "Florida Department"). These requirements will affect the Company because CCB is chartered under Florida law and changes in control of the Company are indirect changes in control of CCB.

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

As a state chartered banking institution in the State of Florida, CCB is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of CCB's customers. Various consumer laws and regulations also affect the operations of CCB, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

Reserves

The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

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

On October 31, 2002, the Federal Reserve issued a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements Sections 23A and 23B of the FRA. Regulation W unifies in one public document the Federal Reserve's interpretations of Sections 23A and 23B, including several new interpretive proposals and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies in recent years and those authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank ("Principal Shareholders") and their related interests (i.e., any company controlled by such executive officer, director, or Principal Shareholders), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or Principal Shareholders or which is controlled by such executive officers, directors or Principal Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O) and
Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the FRA.

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

It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher ratios.

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

USA Patriot Act of 2001

On October 26, 2001, the USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks occurring on September 11, 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and intelligence communities' ability to work together to combat terrorism. Title III of the Patriot Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including the Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions.

Consumer Laws and Regulations

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

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by the FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC are possessed with extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Website Access to Company's Reports

Capital City Bank Group Inc.'s internet website is www.ccbg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by Capital City Bank but is located, in part, on land leased under a long-term agreement.

Capital City Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest. The annual lease provides for payments of approximately $85,000, to be adjusted for inflation in future years.

As of February 28, 2003, the Company had 54 banking locations. Of the 54 locations, the Company leases the land, buildings or both at 11 locations and owns the land and buildings at the remaining 43.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareowner
Matters

The Company's common stock trades on the Nasdaq National Market under the symbol "CCBG."

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years. The Company had a total of 1,457 shareowners of record at February 28, 2003.

                                   2002                            2001
                     ------------------------------   ------------------------------
                      Fourth  Third   Second  First   Fourth  Third   Second  First
                       Qtr.    Qtr.    Qtr.   Qtr.     Qtr.    Qtr.    Qtr.   Qtr.
                     ------------------------------   ------------------------------
Common stock price:
  High               $40.05  $36.94  $34.80  $27.50   $24.67  $25.25  $25.00  $26.13
  Low                 27.83   27.90   25.75   22.65    21.90   20.87   19.88   23.13
  Close               39.19   33.06   34.53   27.00    24.23   23.47   24.87   25.19
Cash dividends
  declared per share  .1700   .1525   .1525   .1525    .1525   .1475   .1475   .1475


Future payment of dividends will be subject to determination and declaration by the Board of Directors. The payment of dividends by the Company is limited by Florida law. There are also legal limits on the frequency and amount of dividends that can be paid by CCB to the Company. See subsection entitled "Dividends" on page 42. These restrictions may limit the Company's ability to pay dividends to its shareowners. As of February 28, 2003, the Company does not believe these restrictions will impair the Company's ability to declare and pay its routine and customary dividends.

Item 6.  Selected Financial & Other Data
(Dollars in Thousands, Except Per Share Data)<F1>
                                                 For the Years Ended December 31,
                                   ----------------------------------------------------------
                                      2002        2001        2000        1999        1998
---------------------------------------------------------------------------------------------
Interest Income                    $  106,095  $  118,983  $  109,334  $   99,685  $   89,010
Net Interest Income                    83,592      70,734      63,100      58,438      53,762
Provision for Loan Losses               3,297       3,983       3,120       2,440       2,439
Net Income                             23,082      16,866      18,153      15,252      15,294

Per Common Share:
  Basic Net Income                 $     2.18  $     1.59  $     1.78  $     1.50  $     1.51
  Diluted Net Income                     2.17        1.59        1.78        1.50        1.50
  Cash Dividends Declared               .6275        .595        .545       .5525         .45
  Diluted Book Value                    17.60       16.08       14.56       12.96       12.69

Based on Net Income:
  Return on Average Assets               1.34%       0.99%       1.24%       1.06%       1.30%
  Return on Average Equity              12.85       10.00       12.99       11.64       12.37
  Dividend Pay-out Ratio                28.92       37.42       30.62       32.86       28.20

Averages for the Year:
  Loans, Net of Unearned
    Interest                       $1,256,107  $1,184,290  $1,002,122  $  884,323  $  824,197
  Earning Assets                    1,556,500   1,534,548   1,315,024   1,291,262   1,065,677
  Assets                            1,727,180   1,704,167   1,463,612   1,444,069   1,180,785
  Deposits                          1,424,999   1,442,916   1,207,103   1,237,405     985,119
  Long-Term Debt                       30,423      15,308      13,070      17,274      18,041
  Shareowners' Equity                 179,652     168,652     139,738     131,058     123,647

Year-End Balances:
  Loans, Net of Unearned
    Interest                       $1,285,221  $1,243,351  $1,051,832  $  928,486  $  844,217
  Earning Assets                    1,636,472   1,626,841   1,369,294   1,263,296   1,288,439
  Assets                            1,824,771   1,821,423   1,527,460   1,430,520   1,443,675
  Deposits                          1,434,200   1,550,101   1,268,367   1,202,658   1,253,553
  Long-Term Debt                       71,745      13,570      11,707      14,258      18,746
  Shareowners' Equity                 186,531     171,783     147,607     132,216     128,862
  Equity to Assets Ratio                10.22%       9.43%       9.66%       9.24%       8.93%

Other Data:
  Basic Average Shares
    Outstanding                    10,580,228  10,593,566  10,186,199  10,174,945  10,146,393
  Diluted Average Shares
    Outstanding                    10,619,484  10,633,948  10,214,842  10,196,233  10,167,630
  Shareowners of Record<F2>             1,457       1,473       1,599       1,362       1,334
  Banking Locations<F2>                    54          56          56          48          46
  Full-Time Equivalent Associates<F2>     781         787         791         678         677

<F1>  All share and per share data have been restated to reflect the pooling-of-interests of
      Grady Holding Company and its subsidiaries and adjusted to reflect the 3-for-2 stock split effective June 1, 1998.

<F2>  As of the record date.  The record date is on or about March 1st of the following year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The Financial Review is divided into subsections entitled "Results of Operations," "Financial Condition," "Liquidity and Capital Resources" and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2002 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." Capital City Bank is referred to as "CCB" or the "Bank."

The period-to-date averages used in this report are based on daily balances for each respective period. In certain circumstances, comparing average balances for the fourth quarters of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table 2 for annual averages and Table 14 for financial information presented on a quarterly basis.

This Report and other Company communications and statements may contain "forward-looking statements." These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements:

   . The strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

   . The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

   . Inflation, interest rate, market and monetary fluctuations;

   . Adverse conditions in the stock market and other capital markets and the impact of those conditions on our capital markets and capital management activities, including our investment and wealth management advisory businesses and brokerage activities;

   . Changes in U.S. foreign or military policy;

   . The timely development of competitive new products and services by us and the acceptance of those products and services by new and existing customers;

   . The willingness of customers to accept third-party products marketed by us;

   . The willingness of customers to substitute competitors' products and services for our products and services and vice versa;

   . The impact of changes in financial services laws and regulations
     (including laws concerning taxes, banking, securities and insurance);

   . Technological changes;

   . Changes in consumer spending and saving habits;

   . The effect of corporate restructuring, acquisitions or dispositions, including the actual restructuring and other related charges and the failure to achieve the expected gains, revenue growth or expense savings from such corporate restructuring, acquisitions or dispositions;

   . The growth and profitability of our noninterest or fee income being less than expected;

   . Unanticipated regulatory or judicial proceedings;

   . The impact of changes in accounting policies by the Securities and Exchange Commission;

   . Adverse changes in the financial performance and/or condition of our borrowers, which could impact the repayment of those borrowers' outstanding loans; and

   . Our success at managing the risks involved in the foregoing.

We caution that the foregoing list of important factors is not exhaustive. Also, we do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf.

On March 9, 2001, the Company completed a purchase and assumption transaction with Wachovia Bank, NA, formerly First Union National Bank ("Wachovia") and acquired six of Wachovia's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which are being amortized over a 10-year period. The Company purchased approximately $18 million in loans and assumed deposits of approximately $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary, First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had approximately $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with the Company, and First National Bank of West Point merged with Capital City Bank. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 outstanding shares of First Bankshares of West Point, Inc., resulting in the issuance of 701,000 shares of Company common stock and the payment of $3.4 million in cash for a total purchase price of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangible assets, primarily goodwill.

The Company is headquartered in Tallahassee and, as of December 31, 2002, had 54 offices covering 17 counties in Florida, four counties in Georgia and one county in Alabama.

EARNINGS ANALYSIS

Earnings, after considering the effects of conversion/merger-related expenses (primarily integration costs which include severance payments and system conversion costs) and intangible amortization, were $23.1 million, or $2.17 per diluted share. This compares to $16.9 million, or $1.59 per diluted share in 2001 and $18.2 million, or $1.78 per diluted share in 2000. During 2002, conversion/merger-related expenses, net of taxes, totaled $130,000, or $.01 per diluted share, compared to $361,000, or $.03 per diluted share in 2001 and $482,000, or $.05 per diluted share in 2000. Amortization of intangible assets, net of taxes, in 2002 totaled $2.0 million, or $.19 per diluted share, compared to $2.6 million, or $.24 per diluted share in 2001, and $1.9 million, or $.19 per diluted share in 2000. The decline in amortization was a result of adopting SFAS No. 142.

The increase in earnings was attributable to 17.5% growth in operating revenues due to improvements in net interest income of 18.2% and noninterest income of 16.0%. The net interest margin increased 74 basis points over 2001 to a level of 5.47%, attributable to a 169 basis point reduction in the Company's cost of funds. Growth in noninterest income resulted from increased mortgage banking revenues reflecting the higher volume of fixed-rate residential mortgages sold to the secondary market, a sale of selected long-term adjustable rate mortgage loans and an increase in service charge fees. The loan sale recorded in the fourth quarter generated an after-tax gain of approximately $0.04 per diluted share. These and other significant factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.


Table 1
CONDENSED SUMMARY OF EARNINGS
(Dollars in Thousands, Except Per Share Data)

                                              For the Years Ended December 31,
                                           --------------------------------------
                                             2002           2001           2000
                                           --------------------------------------
Interest Income                            $106,095       $118,983       $109,334
Taxable Equivalent Adjustments                1,682          1,775          1,577
                                           --------       --------       --------
Total Interest Income (FTE)                 107,777        120,758        110,911
Interest Expense                             22,503         48,249         46,234
                                           --------       --------       --------
Net Interest Income (FTE)                    85,274         72,509         64,677
Provision for Loan Losses                     3,297          3,983          3,120
Taxable Equivalent Adjustments                1,682          1,775          1,577
                                           --------       --------       --------
Net Interest Income After Provision
   for Loan Losses                           80,295         66,751         59,980
Noninterest Income                           37,176         32,037         26,769
Noninterest Expense                          81,698         72,804         59,147
                                           --------       --------       --------
Income Before Income Taxes                   35,773         25,984         27,602
Income Taxes                                 12,691          9,118          9,449
                                           --------       --------       --------
Net Income                                 $ 23,082       $ 16,866       $ 18,153
                                           ========       ========       ========
Basic Net Income Per Share                 $   2.18       $   1.59       $   1.78
                                           ========       ========       ========
Diluted Net Income Per Share               $   2.17       $   1.59       $   1.78
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

In 2002, taxable equivalent net interest income increased $12.8 million, or 17.6%. This follows an increase of $7.8 million, or 12.1%, in 2001, and $4.5 million, or 7.4%, in 2000. Lower interest rates paid on deposit products and a decline in interest bearing liabilities led to a net reduction in interest expense of $25.7 million over 2001. This favorable variance was partially offset by declining yields on earning assets, which produced a decline in taxable equivalent interest income of $13.0 million. Over the last two years, management has aggressively repriced interest bearing liabilities in response to the Federal Reserve's rapid reduction in its target rate on overnight funds.


Table 2
AVERAGE BALANCES AND INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                              2002                               2001                               2000
                                ------------------------------     ------------------------------     -----------------------------
                                 Average              Average       Average              Average       Average              Average
                                 Balance    Interest   Rate         Balance    Interest   Rate         Balance    Interest   Rate
                                ------------------------------     ------------------------------     -----------------------------
Assets:
 Loans, Net of Unearned
   Interest<F1><F2>             $1,256,107   $ 95,222   7.58%      $1,184,290   $102,737   8.68%      $1,002,122   $ 92,486   9.23%
 Taxable Investment
   Securities                      135,865      6,941   5.11          170,328      9,619   5.65          199,234     11,701   5.87
 Tax-Exempt Investment
   Securities<F2>                   68,915      4,133   6.00           78,928      4,792   6.07           92,440      5,403   5.84
 Funds Sold                         95,613      1,481   1.53          101,002      3,610   3.55           21,228      1,321   6.22
                                ----------   --------   ----       ----------   --------   ----       ----------   --------   ----
    Total Earning Assets         1,556,500    107,777   6.92        1,534,548    120,758   7.87        1,315,024    110,911   8.43

 Cash & Due From Banks              72,960                             69,242                             62,202
 Allowance For Loan Losses         (12,409)                           (11,910)                           (10,468)
 Other Assets                      110,129                            112,287                             96,854
    TOTAL ASSETS                $1,727,180                         $1,704,167                         $1,463,612

Liabilities:
 NOW Accounts                   $  241,873   $  1,272   0.53%      $  214,881   $  4,046   1.88%      $  174,853   $  4,444   2.54%
 Money Market Accounts             224,275      2,904   1.30          208,526      6,237   2.99          160,258      6,673   4.16
 Savings Accounts                  104,967        500   0.48          108,284      1,865   1.72          106,072      2,446   2.31
 Time Deposits                     493,956     15,875   3.21          604,909     33,066   5.47          496,699     26,896   5.42
                                ----------   --------   ----       ----------   --------   ----       ----------   --------   ----
    Total Interest
      Bearing Deposits           1,065,071     20,551   1.93        1,136,600     45,214   3.98          937,882     40,459   4.31
 Short-Term Borrowings              72,594        767   1.06           58,111      2,164   3.72           86,119      4,968   5.77
 Long-Term Debt                     30,423      1,185   3.90           15,308        871   5.69           13,070        807   6.17
                                             --------   ----                    --------   ----                    --------   ----
    Total Interest
      Bearing Liabilities        1,168,088     22,503   1.93        1,210,019     48,249   3.99        1,037,071     46,234   4.46
                                ----------   --------   ----       ----------   --------   ----       ----------   --------   ----
 Noninterest Bearing Deposits      359,928                            306,316                            269,221
 Other Liabilities                  19,512                             19,180                             17,582
                                ----------                         ----------                         ----------
    TOTAL LIABILITIES            1,547,528                          1,535,515                          1,323,874

Shareowners' Equity:
 Common Stock                          106                                106                                102
 Additional Paid-In Capital         15,362                             18,966                              9,188
 Retained Earnings                 164,184                            149,580                            130,448
                                ----------                         ----------                         ----------
    TOTAL SHAREOWNERS' EQUITY      179,652                            168,652                            139,738
                                ----------                         ----------                         ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY     $1,727,180                         $1,704,167                         $1,463,612
                                ==========                         ==========                         ===========
Interest Rate Spread                                    4.99%                              3.88%                              3.97%
                                                        ====                               ====                               ====
Net Interest Income                          $ 85,274                           $ 72,509                           $ 64,677
                                             ========                           ========                           ========
Net Interest Margin<F3>                                 5.47%                              4.73%                              4.91%
                                                        ====                               ====                               ====

<F1> Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $4.6 million, $4.3 million and $4.0 million in 2002, 2001 and 2000, respectively.

<F2> Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

<F3> Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS<F1>
(Taxable Equivalent Basis - Dollars in Thousands)

                                             2002 Changes from 2001                  2001 Changes from 2000
                                        --------------------------------       ---------------------------------
                                                           Due To                                 Due To
                                                           Average                                Average
                                                    --------------------                   ---------------------
                                         Total      Volume         Rate         Total      Volume          Rate
-------------------------------------   --------------------------------       ---------------------------------
Earning Assets:
  Loans, Net of Unearned Interest<F2>   $(7,515)    $6,698      $(14,213)      $10,251     $16,814      $(6,563)
  Investment Securities:
    Taxable                              (2,678)    (1,987)         (691)       (2,082)     (1,697)        (385)
    Tax-Exempt                             (659)      (608)          (51)         (611)       (789)         178
  Funds Sold                             (2,129)      (215)       (1,914)        2,289       4,962       (2,673)
                                        -------     ------      --------       -------     -------      -------
Total                                   (12,981)     3,888       (16,869)        9,847      19,290       (9,443)
                                        -------     ------      --------       -------     -------      -------

Interest Bearing Liabilities:
  NOW Accounts                           (2,774)       509        (3,283)         (398)      1,017       (1,415)
  Money Market Accounts                  (3,333)       471        (3,804)         (436)      2,008       (2,444)
  Savings Accounts                       (1,365)       (57)       (1,308)         (581)         51         (632)
  Time Deposits                         (17,191)    (6,065)      (11,126)        6,170       5,865          305
  Short-Term Borrowings                  (1,397)       447        (1,844)       (2,804)     (1,616)      (1,188)
  Long-Term Debt                            314        860          (546)           64         138          (74)
                                        -------     ------      --------       -------     -------      -------

Total                                   (25,746)    (3,835)      (21,911)        2,015       7,463       (5,448)
                                        -------     ------      --------       -------     -------      -------

Changes in Net Interest Income          $12,765     $7,723      $  5,042       $ 7,832     $11,827      $(3,995)
                                        =======     ======      ========       =======     =======      =======

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

For the year 2002, taxable equivalent interest income decreased $13.0 million, or 10.7%, over 2001, compared to an increase of $9.8 million, or 8.9%, in 2001 over 2000. New loan production and repricing of existing earning assets produced a 95 basis point reduction in the yield on earning assets, which declined from 7.87% for 2001 to 6.92% for 2002. This compares to a 56 basis point reduction in 2001 over 2000. The unfavorable impact of declining yields was partially mitigated by growth in earning assets of $22 million and an overall improvement in the mix. As shown in Table 3, the loan portfolio was the largest contributor to the net reduction in interest income. In the current rate environment, portfolio repricing will continue to put pressure on interest income, but may be partially or completely offset by earning asset growth.

Interest expense decreased $25.7 million, or 4.4%, over 2001, compared to an increase of $2.0 million, or 4.4%, in 2001 over 2000. The general decline in interest rates produced favorable rate variances on interest bearing liabilities throughout the year. This was further enhanced by a favorable shift in mix, as certificates of deposit (generally a higher cost deposit product) declined relative to total deposits. Certificates of deposit, as a percent of total average deposits, declined from 41.9% in 2001 to 34.7% in 2002. Lower interest rates and a favorable shift in mix led to a decline in the average rate paid on interest bearing liabilities in 2002 of 206 basis points compared to 2001.

Late in the third quarter, the Company obtained a $75 million advance from the Federal Home Loan Bank to fund anticipated future loan growth. The advance carries a weighted average rate of 2.51%. Initially, this transaction will adversely impact the margin as the monies will be invested in overnight funds until deployed into the loan portfolio.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 111 basis points in 2002 and decreased 9 basis points in 2001. The significant increase in 2002 is attributable to management's ability to rapidly adjust the average rate paid on interest bearing liabilities relative to the decline in yield on earning assets. The decrease in 2001 was attributable to the lower earning asset yield.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.47% in 2002, compared to 4.73% in 2001 and 4.91% in 2000. In 2002, the lower rates paid on interest bearing liabilities and the higher volume of earning assets resulted in a 74 basis point increase in the margin.

Repricing of maturing certificates of deposit and continued loan growth are anticipated to have a favorable impact on the net interest margin during the upcoming year. However, this may be partially or completely offset by unfavorable repricing variances associated with loans and securities and any further changes in the Federal Reserve's target rate on overnight funds.

A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition."

Provision for Loan Losses

The provision for loan losses was $3.3 million in 2002, compared to $4.0 million in 2001 and $3.1 million in 2000. The decrease in the 2002 provision reflects the Company's lower level of charge-offs and stable credit quality. The Company experienced improvement in the credit quality of its consumer loan portfolio reflecting recent adjustments to its underwriting criteria. In 2002, consumer loan net charge-offs declined both in terms of absolute dollars and as a percentage of total net charge-offs.

Net charge-offs remain at historically low levels relative to the size of the portfolio. In 2002, the decrease of $759,000 is largely due to lower gross charge-offs and improved recovery efforts. The Company's nonperforming assets ratio decreased to 0.30% from 0.32% at year-end 2001, and the net charge-off ratio decreased to .23% versus .31% in 2001.

At December 31, 2002, the allowance for loan losses totaled $12.5 million compared to $12.1 million in 2001. At year-end 2002, the allowance represented 0.97% of total loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" and Tables 7 and 8 for further information regarding the allowance for loan losses. Selected loss coverage ratios are presented below:

                                          2002      2001      2000
                                        ----------------------------
Provision for Loan Losses as a
  Multiple of Net Charge-offs             1.1x      1.1x      1.3x
Pre-tax Income Plus Provision
  for Loan Losses as a Multiple
  of Net Charge-offs                     13.5x      8.2x     12.4x
                                        ----------------------------

Noninterest Income

In 2002, noninterest income increased $5.1 million, or 16.0%, and represented 30.4% of taxable equivalent operating revenue, compared to an increase of $5.3 million, or 19.7%, and 30.6%, respectively, in 2001. The increase in the level of noninterest income is attributable primarily to growth in service charge income on deposit accounts, mortgage banking revenues, and other income. The increase in 2001 was primarily attributable to all categories except data processing revenues. Factors affecting noninterest income are discussed below.

Service charges on deposit accounts increased $2.1 million, or 19.7%, in 2002, compared to an increase of $1.3 million, or 13.5%, in 2001. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the collection rate. The increase in 2002 reflects an increase in the number of accounts primarily attributable to the 2001 Georgia acquisitions and the introduction of a new overdraft protection program in the fourth quarter of 2002. A full year (versus a partial year in 2002) of the overdraft protection program will result in higher revenues in 2003. The increase in 2001 is primarily attributable to the Georgia acquisitions.

Data processing revenues decreased $73,000, or 3.5%, in 2002 versus a decrease of $446,000, or 17.7%, in 2001. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. The decrease in 2002 was primarily a result of a decline in revenues from financial clients. The Company added a financial client late in the fourth quarter of 2002, increasing the number being processed to six.
In 2002, processing revenues for non-financial entities represented approximately 41.5% of total processing, compared to 35.9% in 2001. The Company completed its systems conversion to a third-party provider for all financial clients during the first quarter of 2002. Management does not anticipate a significant increase in data processing revenues during 2003.
The decrease in total processing revenues for 2001 was primarily the result of a decline in revenues for financial clients.

In 2002, asset management fees decreased $35,000, or 1.4%, versus an increase of $121,000, or 5.0%, in 2001. Fees lost due to distributions and the decline in stock market values over the past year have outpaced the incremental revenues attributable to new business development. At year-end 2002, assets under management totaled approximately $343 million, reflecting growth of $6.0 million, or 1.8%. This growth was attributable to the generation of new accounts in existing markets, including new Georgia markets acquired in 2001. At year-end 2001, assets under management totaled $337 million, reflecting growth of $9.0 million, or 2.7% over 2000.

The Company continues to be among the leaders in the production of residential mortgage loans in most of its markets. In 2002, mortgage banking revenues increased $2.6 million, or 63.7%, compared to an increase of $2.8 million, or 217.5% in 2001. The Company generally sells all fixed rate residential loan production into the secondary market. The low interest rates have produced a high level of fixed rate production and increased mortgage banking revenues. The further decline in interest rates during 2002 continued a trend of higher levels of fixed rate mortgage production (in excess of 85% of total production). During the fourth quarter, the Company sold $23.5 million of residential real estate loans generating a pre-tax gain of approximately $675,000. The level of interest rates, origination volume and percent of fixed rate production is expected to impact the Company's ability to maintain the current level of mortgage banking revenues throughout 2003. The increase in revenue during 2001 reflects the declining rate environment experienced throughout the year, which produced a high level of fixed rate production.

Other noninterest income increased $580,000, or 4.5%, in 2002 versus an increase of $1.6 million, or 14.1% in 2001. The increase in 2002 was attributable primarily to retail brokerage fees and ATM/debit/credit card transaction fees. Retail brokerage fees increased $661,000, or 131.05% over 2001. The Company continues to strategically place investment advisors in its office network and expand its customer relationships through sales of investment management and brokerage products. ATM/debit/credit cards increased $175,000, or 10.5%, due to higher transaction volume. The 2001 increase was primarily attributable to increased ATM/debit/credit card fees, accounts receivable financing, credit-related insurance revenue and safe deposit fees.

Noninterest income as a percent of average assets increased to 2.15% in 2002, compared to 1.88% in 2001 and 1.83% in 2000, driven by service charge income, mortgage banking revenues and retail brokerage fees.

Noninterest Expense

Noninterest expense for 2002 was $81.7 million, an increase of $8.9 million, or 12.2%, over 2001, compared with an increase of $13.7 million, or 23.1%, in 2001. Factors impacting the Company's noninterest expense during 2002 and 2001 are discussed below.

The Company's aggregate compensation expense in 2002 totaled $43.2 million, an increase of $5.5 million, or 14.7%, over 2001. The increase is primarily attributable to the addition of the Georgia and Alabama offices, performance-based compensation (profit participation, commissions and incentives), increased pension costs and higher healthcare insurance premiums. The higher pension cost is a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline in recent years. Pension costs are expected to increase in 2003 by approximately 40%. Healthcare premiums are expected to continue to increase due to additional participants and rising costs from healthcare providers. In 2001, aggregate compensation increased $7.7 million, or 25.8%, over 2000. This increase was primarily due to the addition of associates from the Georgia acquisitions, higher commissions related to mortgage banking, increased pension costs and higher healthcare insurance premiums.

Occupancy expense (including furniture, fixtures and equipment) increased by $726,000, or 5.7%, in 2002, compared to $2.3 million, or 21.6% in 2001.
The increase in 2002 was primarily due to the addition of nine offices added with the Georgia acquisitions and the completion of the data processing
systems conversion.    The increase in depreciation was attributable to the
assets added through acquisitions and the implementation of a new data processing system. Additional increases were experienced in office leases and building maintenance/repairs. The increase in 2001 was attributable to higher depreciation, maintenance, and utilities associated with the Georgia acquisitions.

Other noninterest expense increased $2.6 million, or 11.7%, in 2002, compared to $3.7 million, or 19.6%, in 2001. The increase in 2002 was attributable to:
(1) higher legal costs of $351,000 primarily resulting from merchant credit card processing (see Section entitled "Other" in "Liquidity and Capital Resources" for further discussion); (2) increased professional fees associated with external audit, tax and pension consulting of $594,000; (3) increased processing expenses of $390,000 associated with customization of a newly implemented data processing system, increased ATM processing and trust account processing; (4) increased contributions of $175,000 attributable to increased funding for Capital City Bank Group Foundation, Inc.; (5) increased telephone costs of $215,000 resulting from Georgia acquisitions and line upgrades to the existing wide-area network; and (6) higher miscellaneous expense of $1.2 million attributable to: loan underwriting/closing costs ($302,000), other losses/cash short ($304,000), credit card interchange fees ($262,000), seminars/education ($139,000), and other miscellaneous ($248,000).

The increase in 2001 was attributable to: (1) higher legal costs of $241,000 associated with merchant credit card processing (see Section entitled "Other" in "Liquidity and Capital Resources" for further discussion); (2) increased telephone costs of $470,000 due to the Georgia acquisitions and systems conversion; (3) increased advertising costs of $203,000; (4) higher intangible amortization of $926,000 that resulted from Georgia acquisitions; (5) commission service fees of $514,000; (6) higher postage costs of $256,000; and
(7) higher credit card interchange costs of $1.2 million.

The net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of average assets) was 2.38% in 2002, compared to 2.14% in 2001 and 1.97% in 2000. The Company's efficiency ratio (expressed as noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of taxable equivalent operating revenues) was 63.9%, 65.5% and 60.7% in 2002, 2001 and 2000, respectively.

Income Taxes

The consolidated provision for federal and state income taxes was $12.7 million in 2002, compared to $9.1 million in 2001 and $9.4 million in 2000. The increase in the 2002 tax provision was a result of higher taxable income and a decline in tax exempt income. The decrease in the 2001 tax provision from 2000 was primarily attributable to lower taxable income.

The effective tax rate was 35.5% in 2002, 35.1% in 2001, and 34.2% in 2000. These rates differ from the combined federal and state statutory tax rates due primarily to tax-exempt income. The increase in the effective tax rate for 2002 is primarily attributable to an increase in state taxable income as well as a decline of tax-exempt income relative to pre-tax income. Tax-exempt income (net of the adjustment for disallowed interest) as a percent of pre-tax income was 8.7% in 2002, 13.0% in 2001, and 19.8% in 2000. The decline during the past three years was primarily a result of growth in pre-tax income, maturities in the tax-exempt security portfolio and management's decision to use these proceeds to fund loan growth, rather than replace maturities in the portfolio. See Section entitled "Financial Condition" for further discussion.

FINANCIAL CONDITION

Average assets totaled $1.7 billion, an increase of $23.0 million, or 1.3%, in 2002 versus the comparable period in 2001. Average earning assets increased to $1.6 billion in 2002, a $22.0 million, or 1.4%, increase over 2001. Throughout 2002, there has been a favorable shift in mix of earning assets as the Company continues to experience net loan growth. Loan growth was primarily funded through existing liquidity and the maturity of investment securities. Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Average loans increased $71.8 million, or 6.1%, over the comparable period in 2001. Slow loan growth in the first quarter was replaced with brisk to strong growth for the remainder of 2002. Loans, on average, increased $5.4 million in the second quarter, $31.8 million in the third quarter and $26.3 million in the fourth quarter. Loans as a percent of average earning assets increased to 80.7% for the year, compared to 77.2% for the comparable period of 2001. At December 31, 2002, this percentage had decreased to 78.5%, primarily a result of a $23.5 million loan sale consummated in November. Loan growth has occurred in all loan categories during the last three quarters of 2002 with the exception of residential 1-4 family. The decline in residential 1-4 family was a result of the high level of refinancing activity that occurred in 2002. Fixed rate loan production was generated from the refinancing activity and sold in the secondary market. The loan sale increased short-term liquidity and will be used to fund future loan growth. Management anticipates moderate to strong loan production during the first quarter of 2003 in the majority of its markets.

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


Table 4
SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                                                   Components
                                2001 to     Percentage      of Average Earning Assets
                                 2002        of Total       -------------------------
                                Change        Change          2002     2001     2000
-------------------------------------------------------------------------------------
Loans:
  Commercial, Financial
    and Agricultural           $10,277         46.8%           8.6%     8.0%     8.2%
  Real Estate - Construction     1,170          5.3            5.3      5.3      5.2
  Real Estate - Com'l Mortgage  52,293        238.2           20.7     17.6     16.9
  Real Estate - Residential      5,194         23.7           32.6     32.8     32.4
  Consumer                       2,883         13.1           13.5     13.5     13.5
                               -------        -----          -----    -----    -----
    Total Loans                 71,817        327.2           80.7     77.2     76.2
                               -------        -----          -----    -----    -----

Securities:
  Taxable                      (34,463)      (157.0)           8.8     11.1     15.2
  Tax-Exempt                   (10,013)       (45.6)           4.4      5.1      7.0
                               -------        -----          -----    -----    -----
    Total Securities           (44,476)      (202.6)          13.2     16.2     22.2
                               -------        -----          -----    -----    -----

Funds Sold                      (5,389)       (24.6)           6.1      6.6      1.6
                               -------        -----          -----    -----    -----

      Total Earning Assets     $21,952        100.0%         100.0%   100.0%   100.0%
                               =======        =====          =====    =====    =====



The Company's average loan-to-deposit ratio increased from 82.1% in 2001, to 88.1% in 2002. This compares to an average loan-to-deposit ratio in 2000 of 83.0%. The higher average loan-to-deposit ratio in 2002 reflects both higher loans and a decline in deposits.

Real estate loans, combined, represented 71.7% of total loans at December 31, 2002, versus 72.8% in 2001. This decline from the prior year reflects the decline in 1-4 family residential loans discussed above. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 2002, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 32.9% as of December 31, 2002, versus 36.4% at December 31, 2001.



Table 5
LOANS BY CATEGORY
(Dollars in Thousands)
                                                As of December 31,
                            -------------------------------------------------------
                                2002        2001       2000       1999       1998
-----------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural              $  141,459  $  128,480  $  108,340  $ 98,894  $ 91,246
Real Estate - Construction      91,110      72,778      84,133    62,166    51,790
Real Estate - Com'l Mortgage   356,807     302,239     231,099   214,036   542,044
Real Estate - Residential<F1>  474,069     530,546     444,489   383,536         -
Consumer                       221,776     209,308     183,771   169,854   159,137
                            ----------  ----------  ----------  --------  --------
    Total Loans, Net of
      Unearned Interest     $1,285,221  $1,243,351  $1,051,832  $928,486  $844,217
                            ==========  ==========  ==========  ========  ========

<F1> Real Estate - Residential loan information included in Real Estate - Com'l
     Mortgage category for 1998


Table 6
LOAN MATURITIES
(Dollars in Thousands)
                                               Maturity Periods
                               -------------------------------------------------
                                            Over One       Over
                                One Year     Through       Five
                                Or Less    Five Years      Years         Total
--------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                 $ 64,444     $ 68,955     $  8,060     $  141,459
Real Estate                     152,019      125,660      644,307        921,986
Consumer<F1>                     73,368      129,945       18,463        221,776
                               --------     --------     --------     ----------
    Total                      $289,831     $324,560     $670,830     $1,285,221
                               ========     ========     ========     ==========

Loans with Fixed Rates         $195,707     $213,074     $ 14,640     $  423,421
Loans with Floating or
  Adjustable Rates               94,124      111,486      656,190        861,800
                               --------     --------     --------     ----------
    Total                      $289,831     $324,560     $670,830     $1,285,221
                               ========     ========     ========     ==========

<F1> Demand loans and overdrafts are reported in the category of one year or less.


Allowance for Loan Losses

Management maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers' inability and willingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. Loans that have been identified as impaired are reviewed for adequacy of collateral, with a specific reserve assigned to those loans when necessary. Impaired loans are defined as those in which the full collection of principal and interest in accordance with the contractual terms is improbable. Impaired loans generally include those that are past due for 90 days or more and those classified as doubtful in accordance with the Company's risk rating system. Loans classified as doubtful have a high possibility of loss, but because of certain factors that may work to strengthen the loan, its classification as a loss is deferred until a more exact status may be determined. Not all loans are considered in the review for impairment; only loans that are for business purposes exceeding $25,000 are considered. The evaluation is based on current financial condition of the borrower or current payment status of the loan.

The method used to assign a specific reserve depends on whether repayment of the loan is dependent on liquidation of collateral. If repayment is dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the fair value of the collateral after estimated sales expenses. If repayment is not dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the estimated cash flows discounted using the loan's effective interest rate. The discounted value of the cash flows is based on the anticipated timing of the receipt of cash payments from the borrower.

The reserve allocations assigned to impaired loans are sensitive to the extent market conditions or the actual timing of cash receipts change.

Once specific reserves have been assigned to impaired loans, general reserves are assigned to the remaining portfolio. General reserves are assigned to commercial purpose loans exceeding $100,000 that are not impaired, but that have weaknesses requiring closer management attention. General reserves are also assigned to commercial purpose loans exceeding $100,000 that do not exhibit weaknesses requiring closer monitoring. Finally, general reserves are assigned to large groups of smaller-balance homogenous loans, including commercial purpose loans less than $100,000, consumer loans, credit card loans and residential mortgage loans.

Large commercial purpose loans exhibiting specific weaknesses are detailed in a monthly Problem Loan Report. These loans are divided into ten different pools based on various risk characteristics and the underlying value of collateral taken to secure specific loans within the pools. These classified loans are monitored for changes in risk ratings that are assigned based on the Bank's Asset Classification Policy, and for the ultimate disposition of the loan. The ultimate disposition may include upgrades in risk ratings, payoff of the loan, or charge-off of the loan. This migration analysis results in a charge-off ratio by loan pool of classified loans that is applied to the balance of the pool to determine general reserves for specifically identified problem loans. This charge-off ratio is adjusted for various environmental factors including past due and nonperforming trends in the loan portfolio, the micro-and macro-economic outlook, and credit administration practices as determined by independent parties.

General reserves are assigned to large commercial purpose loans exceeding $100,000 that do not exhibit weaknesses and pools of smaller-balance homogenous loans based on calculated overall charge-off ratios over the past three years. The charge-off ratios applied are adjusted as detailed above, with further consideration given to the highest charge-off experience of the bank dating back to the last national recession.

The allowance for loan losses is compared against the sum of the specific reserves assigned to problem loans plus the general reserves assigned to pools of loans that are not specific problem loans. Adjustments are made when appropriate. An unallocated reserve is reflected in 2002 as a result of a change in policy regarding the methodology of calculating a required reserve. In previous years, the allowance for loan losses was compared to the highest end of a range of required calculated reserves. This year, a most likely reserve value was determined within the computed range of required calculated reserve, with the actual allowance for loan losses compared to the most likely reserve value. The unallocated reserve is monitored on a regular basis and adjusted based on qualitative factors. Table 7 analyzes the activity in the allowance over the past five years.


Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

                                             For the Years Ended December 31,
                                    -----------------------------------------------
                                      2002      2001      2000      1999      1998
-----------------------------------------------------------------------------------
Balance at Beginning of Year        $12,096   $10,564   $ 9,929    $9,827    $9,662
Acquired Reserves                         -     1,206         -         -         -

Charge-Offs:
Commercial, Financial
  and Agricultural                      818       483       626       480       127
Real Estate - Construction                -         -         7         -        15
Real Estate - Com'l Mortgage              -        32         -       354     1,011
Real Estate - Residential<F1>           175       159       168       251         -
Consumer                              3,279     3,976     2,387     2,113     2,004
                                    -------   -------   -------    ------    ------
    Total Charge-Offs                 4,272     4,650     3,188     3,198     3,157
                                    -------   -------   -------    ------    ------

Recoveries:
Commercial, Financial
  and Agricultural                      136        44        52       142        72
Real Estate - Construction                -         -        11         -       142
Real Estate - Com'l Mortgage             20        65        73        84       176
Real Estate - Residential<F1>            37       116        54        11         -
Consumer                              1,181       768       513       623       493
                                    -------   -------   -------    ------    ------
    Total Recoveries                  1,374       993       703       860       883
                                    -------   -------   -------    ------    ------

Net Charge-Offs                       2,898     3,657     2,485     2,338     2,274
                                    -------   -------   -------    ------    ------

Provision for Loan Losses             3,297     3,983     3,120     2,440     2,439
                                    -------   -------   -------    ------    ------

Balance at End of Year              $12,495   $12,096   $10,564    $9,929    $9,827
                                    =======   =======   =======    ======    ======

Ratio of Net Charge-Offs
  to Average Loans Outstanding         .23%      .31%      .25%      .26%      .28%
                                    =======   =======   =======    ======    ======

Allowance for Loan Losses as a
  Percent of Loans at End of Year      .97%      .97%     1.00%     1.07%     1.16%
                                    =======   =======   =======    ======    ======

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         4.31x     3.31x     4.25x     4.25x     4.32x
                                    =======   =======   =======    ======    ======

<F1> Real Estate - Residential charge-off and recovery information is included in the Real Estate - Com'l Mortgage category for 1998.

The allowance for loan losses at December 31, 2002 of $12.5 million compares to $12.1 million at year-end 2001. The allowance as a percent of total loans was 0.97% in 2002 and 2001. The allowance for loan losses as a percentage of loans reflects management's current estimation of the credit quality of the Company's loan portfolio. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at December 31, 2002 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed. The greatest losses experienced by the Company have occurred in the consumer loan portfolio, including credit cards. As such, the greatest amount of the allowance is allocated to consumer loans despite its relatively small balance. Management is making changes in the underwriting of consumer loans throughout the Company and in the management of the credit card portfolio in an effort to reduce the charge-offs associated with consumer purpose loans.

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

The Company's nonperforming loans increased $76,000, or 3.1%, from a level of $2.4 million at December 31, 2001, to $2.5 million at December 31, 2002. During 2002, loans totaling approximately $4.7 million were added, while loans totaling $4.6 million were removed from nonaccruing status. Of the $4.6 million removed, $714,000 consisted of principal reductions, $1.4 million represented loans transferred to other real estate, $2.4 million consisted of loans brought current and returned to an accrual status and loans refinanced, and $111,000 was charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses. The majority (72%) of the Company's charge-offs in 2002 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.

Approximately 80% of the Company's nonaccrual loans are secured by 1-4 family residential properties or residential lots. These loans are believed to have little exposure to credit loss as evidenced by the relatively small amount of charge-offs experienced in nonaccrual loans. The housing markets in the areas served by the Company continue to be strong despite the general decline in the economy.

All nonaccrual loans exceeding $25,000 not secured by 1-4 family residential properties are reviewed quarterly for impairment. Loans are considered impaired when it is probable that all principal and interest will not be collected according to the contractual terms. When a loan is considered impaired, it is reviewed for exposure to credit loss. If credit loss is probable, a specific reserve is allocated to absorb the anticipated loss. The Company had $1.1 million in loans considered impaired at December 31, 2002. The anticipated loss in those impaired loans is $219,000.


Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                             2002                2001               2000               1999               1998
                        ---------------------------------------------------------------------------------------------
                                Percent             Percent            Percent            Percent            Percent
                                of Loans            of Loans           of Loans           of Loans           of Loans
                                in Each             in Each            in Each            in Each            in Each
                        Allow-  Category    Allow-  Category   Allow-  Category   Allow-  Category   Allow-  Category
                         ance   To Total     ance   To Total    ance   To Total    ance   To Total    ance   To Total
(Dollars in Thousands)  Amount   Loans      Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                        ---------------------------------------------------------------------------------------------
Commercial, Financial
and Agricultural        $ 2,740   11.0%    $ 3,257   10.3%    $ 1,423   10.3%     $1,873   10.7%     $1,599   10.8%
Real Estate:
  Construction              348    7.1         600    5.9         424    8.0         477    6.7         556    6.1
  Com'l Mortgage          2,559   27.8       3,098   24.3       3,157   22.0       3,228   23.0       3,461   64.2
  Residential<F1>         1,021   36.9         947   42.7         922   42.3         573   41.3           -      -
Consumer                  4,210   17.2       4,194   16.8       3,423   17.4       3,327   18.3       3,110   18.9
Not Allocated             1,617      -           -      -       1,215      -         451      -       1,101      -
                        -------  -----     -------  -----     -------  -----      ------  -----      ------  -----
    Total               $12,495  100.0%    $12,096  100.0%    $10,564  100.0%     $9,929  100.0%     $9,827  100.0%
                        =======  =====     =======  =====     =======  =====      ======  =====      ======  =====

<F1> Real Estate - Residential allowance for loan losses information is included in the Real Estate - Com'l Mortgage category for 1998.


Table 9
RISK ELEMENT ASSETS
(Dollars in Thousands)
                                                 As of December 31,
                                  -----------------------------------------------
                                    2002      2001      2000      1999      1998
---------------------------------------------------------------------------------
Nonaccruing Loans                 $ 2,510   $ 2,414   $ 2,919   $ 2,965   $ 4,996
Restructured                            -        20        19        26       195
                                  -------   -------   -------   -------   -------
    Total Nonperforming Loans       2,510     2,434     2,938     2,991     5,191
Other Real Estate                   1,333     1,506       971       934     1,468
                                  -------   -------   -------   -------   -------
    Total Nonperforming Assets    $ 3,843   $ 3,940   $ 3,909   $ 3,925   $ 6,659
                                  =======   =======   =======   =======   =======

Past Due 90 Days or More          $ 2,453   $ 1,065   $ 1,102   $   781   $ 1,124
                                  =======   =======   =======   =======   =======

Nonperforming Loans/Loans            .20%      .20%      .28%      .32%      .61%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Loans
  Plus Other Real Estate             .30%      .32%      .37%      .42%      .79%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Capital<F1>    1.93%     2.14%     2.47%     2.76%     4.80%
                                  =======   =======   =======   =======   =======
Reserve/Nonperforming Loans       497.72%   496.96%   359.57%   331.96%   189.31%
                                  =======   =======   =======   =======   =======

<F1> For computation of this percentage, "capital" refers to shareowners' equity plus the allowance for loan losses.


Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $116,000 higher for the year ended December 31, 2002.

Restructured loans are those with reduced interest rates or deferred payment terms due to deterioration in the financial position of the borrower.

Other real estate totaled $1.3 million at December 31, 2002, versus $1.5 million at December 31, 2001. This category includes property owned by Capital City Bank which was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 2002, the Company added properties totaling $1.2 million, and partially or completely liquidated properties totaling $1.4 million, resulting in a net decrease in other real estate of approximately $200,000. Management does not anticipate any significant losses associated with other real estate.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $2.1 million at December 31, 2002.

The increase in past due loans was due to one relationship which subsequently has been brought to a current status.

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

While the Company has a majority of its loans secured by real estate, the primary type of real estate collateral is 1-4 family residential properties. At December

31, 2002, approximately 71.8% of the portfolio consisted of real estate loans. Residential properties comprise approximately 51.4% of the real estate portfolio.

The real estate portfolio, while subject to cyclical pressures, is not typically speculative in nature and is originated at amounts that are within or below regulatory guidelines for collateral values. Management anticipates no significant reduction in the percentage of real estate loans to total loans outstanding.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 2002, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 2002, the Company's average investment portfolio decreased $44.5 million, or 17.8%, from 2001 and $42.4 million, or 14.5%, from 2001 compared to 2000. As a percentage of average earning assets, the investment portfolio represented 13.2% in 2002, compared to 16.2% in 2001. In both years, the decline in the portfolio was attributable to the maturities of investment securities in all categories, which in anticipation of future loan growth, were not replaced during the period. In December 2002, some liquidity was invested into the securities portfolio, with plans of investing more in early 2003. In 2003, liquidity levels will be closely monitored to determine if additional investments should be purchased.

In 2002, average taxable investments decreased $34.5 million, or 20.2%, while tax-exempt investments decreased $10.0 million, or 12.7%. Although the Tax Reform Act of 1986 significantly reduced the tax benefits associated with tax-exempt securities, management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position. As of December 31, 2002, the Company may purchase additional tax-exempt securities without adverse tax consequences.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of December 31, 2002, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded, net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity. At December 31, 2002, shareowners' equity included a net unrealized gain of $3.1 million, compared to a gain of $2.4 million at December 31, 2001. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2002 and 2001, was
1.32 and 2.02 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable-equivalent yield of the investment portfolio at December 31, 2002 was 4.98%, versus 5.72% in 2001. The quality of the municipal portfolio at such date is depicted on page 38. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 2002.

Table 10 and Note 3 in the Notes to Consolidated Financial Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.


Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                               As of December 31, 2002
                                   -------------------------------------------------
                                                                      Weighted
(Dollars in Thousands)             Amortized Cost   Market Value   Average Yield<F1>
------------------------------------------------------------------------------------
U. S. GOVERNMENTS
  Due in 1 year or less               $ 27,037         $ 27,651          4.57%
  Due over 1 year through 5 years       34,476           34,751          3.09
  Due over 5 years through 10 years          -                -             -
  Due over 10 years                          -                -             -
                                      --------         --------          ----
    TOTAL                               61,513           62,402          3.74

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                  5,193            5,251          5.48
  Due over 1 year through 5 years       56,724           59,264          5.96
  Due over 5 years through 10 years        928              960          6.41
  Due over 10 years                          -                -             -
                                      --------         --------          ----
    TOTAL                               62,845           65,475          5.93

MORTGAGE-BACKED SECURITIES<F2>
  Due in 1 year or less                 10,593           10,707          4.66
  Due over 1 year through 5 years       24,048           25,112          5.61
  Due over 5 years through 10 years        109              111          4.27
  Due over 10 years                          -                -             -
                                      --------         --------          ----
    TOTAL                               34,750           35,930          5.31

OTHER SECURITIES
  Due in 1 year or less                  8,515            8,693          5.42
  Due over 1 year through 5 years        1,016            1,065          6.18
  Due over 5 years through 10 years        127              127             -
  Due over 10 years<F3>                  6,623            6,623          5.12
                                      --------         --------          ----
    TOTAL                               16,281           16,508          5.34
                                      --------         --------          ----

TOTAL INVESTMENT SECURITIES           $175,389         $180,315          4.98%
                                      ========         ========          ====

<F1> Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

<F2> Based on weighted average life.

<F3> Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY (In Years)
AS OF DECEMBER 31, 2002
-------------------------------------------
U.S. Governments                        .75
State and Political Subdivisions       1.99
Mortgage-Backed Securities             1.60
Other Securities                        .75
                                       ----
    TOTAL                              1.32
                                       ====



MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)

Moody's Rating    Amortized Cost    Percentage
----------------------------------------------
AAA                  $41,879          66.6%
AA-1                   3,091           4.9
AA-2                   1,411           2.2
AA-3                   2,332           3.7
AA                       100            .2
A-1                      374            .6
A-2                      737           1.2
Not Rated<F1>         12,921          20.6
                     -------         -----
    Total            $62,845         100.0%
                     =======         =====

<F1> All of the securities not rated by Moody's are rated "A"
     or higher by S&P.

Deposits and Funds Purchased

Average total deposits of $1.4 billion in 2002 decreased $17.9 million, or 1.2% from the prior year. The Company experienced a steep decline in certificates of deposit beginning in the second quarter of 2001 and continuing through 2002. Average certificates of deposit as a percent of average total deposits have declined from 41.9% in 2001 to 34.7% in 2002. This was primarily a result of increased competition and the relative low level of interest rates. This decline was partially offset by growth of nonmaturity deposits which created a favorable shift in the deposit mix and a positive impact on the Bank's cost of funds.

Deposits may continue to decline slightly during the first quarter primarily as a result of continued run-off in the certificate of deposit portfolio. Run-off in 2003, if any, is anticipated to be at a slower pace in terms of amount and percent, than experienced during 2002.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase and other borrowings, increased $14.5 million, or 24.9%. The increase is primarily attributable to higher repurchase agreements sold throughout 2002. During the third quarter, the Company borrowed $75 million from the Federal Home Loan Bank consisting of four separate advances. Of the $75 million borrowed, $20 million was classified as short-term borrowings. See Note 9 in the Notes to Consolidated Financial Statements for further information.



Table 11
SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)


                         2001 to     Percentage     Components of Total Deposits
                          2002        of Total      ----------------------------
                         Change        Change        2002       2001       2000
---------------------------------------------------------------------------------
Noninterest Bearing
  Deposits             $ 53,612        299.2%        25.3%      21.2%      22.3%
NOW Accounts             26,992        150.7         17.0       14.9       14.5
Money Market Accounts    15,749         87.9         15.7       14.5       13.5
Savings                  (3,317)       (18.5)         7.4        7.5        8.8
Time Deposits          (110,953)      (619.3)        34.7       41.9       41.1
                       --------        -----        -----      -----      -----
    Total Deposits     $(17,917)      (100.0)%      100.0%     100.0%     100.0%
                       ========        =====        =====      =====      =====


Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER
(Dollars in Thousands)
                                            December 31, 2002
                                ----------------------------------------
                                Time Certificates of Deposit     Percent
------------------------------------------------------------------------
Three months or less                    $43,496                    47.2%
Over three through six months            22,935                    24.9
Over six through twelve months           13,679                    14.9
Over twelve months                       11,933                    13.0
                                        -------                   -----
    Total                               $92,043                   100.0%
                                        =======                   =====



LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances.

The Company ended 2002 with approximately $90 million in liquidity generated through $75 million in borrowings advanced from the Federal Home Loan Bank and the $23.5 million loan sale in November. Liquidity is expected to decline as the Company purchases investment securities and funds loan growth.

As of December 31, 2002, the Company had a $25.0 million credit facility under which all the funds were currently available. The facility offers the Company an unsecured, revolving line of credit for a period of three years which matures in November 2004. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of a subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the lenders' Cost of Funds rate ("COF"), plus or minus increments thereof. The LIBOR or COF rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. As of December 31, 2002, the Company did not have any debt outstanding on the line of credit.

The Company's credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. As of year-end 2002, the Company was in compliance with all of these contractual and/or regulatory requirements. A further discussion of the Company's credit facility can be found in Note 10 in the Notes to Consolidated Financial Statements.

At December 31, 2002, the Company had $71.7 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of 23 loans. The interest rates are fixed and the weighted average rate at December 31, 2002 was 3.90%. Required annual principal reductions approximate $1.3 million, with the remaining balances due at maturity ranging from 2004 to 2021. During the third quarter, the Company borrowed $75 million from the Federal Home Loan Bank to fund the recent growth in loan demand and the continued decline in certificates of deposit. The borrowing consists of four separate advances with maturities ranging from 12 to 36 months and a weighted average rate of 2.51%. Of this amount, $55 million was classified as long-term. The remaining long-term debt consists of

$16.8 million used to match-fund longer-term, fixed rate loan products, which management elected not to fund internally from an asset/liability perspective. The debt is secured by 1-4 family residential mortgage loans. See Note 10 in the Notes to Consolidated Financial Statements for additional information as to the Company's long-term debt.

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. At December 31, 2002, the Company had $397.0 million in commitments to extend credit and $3.7 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments.

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

It is anticipated capital expenditures will approximate $8 million over the next twelve months. The capital expenditures are expected to consist primarily of five new offices in existing markets, office equipment and furniture, and technology purchases. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Shareowners' equity as of December 31, for each of the last three years is presented below.


Shareowners' Equity
(Dollars in Thousands)
                                      2002          2001          2000
------------------------------------------------------------------------
Common Stock                        $    106      $    106      $    101
Additional Paid-in Capital            14,717        17,178         7,369
Retained Earnings                    168,587       152,149       141,659
                                    --------      --------      --------
  Subtotal                           183,410       169,433       149,129
                                    --------      --------      --------
Accumulated Other Comprehensive
  Income (Loss), Net of Tax            3,121         2,350        (1,522)
                                    --------      --------      --------
Total Shareowners' Equity           $186,531      $171,783      $147,607
                                    ========      ========      ========

The Company continues to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 10.22%, 9.43% and 9.66%, in 2002, 2001 and 2000, respectively.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. As of December 31, 2002, the Company exceeded these capital guidelines with a total risk-based capital ratio of 13.00% and a Tier 1 ratio of 12.03%, compared to 11.80% and 10.84%, respectively, in 2001.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2002, the Company had a leverage ratio of 8.46% compared to 7.53% in 2001. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

At December 31, 2002, the Company's common stock had a book value of $17.60 per diluted share compared to $16.08 in 2001. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2002, the net unrealized gain was $3.1 million compared to a net unrealized gain in 2001 of $2.4 million. The current unrealized gain is a result of the decline in interest rates over the past two years.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company acquired 124,620 shares during 2002 and 214,000 shares during 2001.
On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. From March 30, 2000 through February 28, 2003, the Company repurchased 457,754 shares at an average purchase price of $24.04 per share.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. In 2002, the Company issued 10,094 shares, valued at approximately $245,000 under this plan.

The Company also offers stock purchase plans at a reduced price to its associates and directors. In 2002, 28,858 shares, valued at approximately $688,000, were issued under these plans.

The Board of Directors approved a Dividend Reinvestment and Optional Stock Purchase Plan for the Company in December 1996. In 2002 and 2001, shares for this plan were purchased in the open market, and thus there were no newly issued shares under this plan.

The Company offers a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all of the Company's associates who meet the minimum age requirement. The Plan is designed to enable participants to elect to have an amount withheld from their compensation in any plan year and placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation. During 2002 and 2001, no contributions were made by the Company. The participants may choose to invest their contributions into fifteen investment funds, including CCBG common stock. The purchase of CCBG common stock is strictly voluntary, and there are no restrictions on the sale of CCBG common stock held in the 401(k) Plan.

Dividends

Adequate capital and financial strength is paramount to the stability of the Company and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. When determining the level of dividends the following factors are considered:

.. Compliance with state and federal laws and regulations;

.. The Company's capital position and its ability to meet its financial obligations;

.. Projected earnings and asset levels;

.. The ability of the Bank and CCBG to fund dividends.

Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment.

Dividends declared and paid totaled $.6275 per share in 2002. During the fourth quarter of 2002 the quarterly dividend was raised 11.5% from $.1525 per share to $.17 per share. The Company declared dividends of $.595 per share in 2001 and $.545 per share in 2000. The dividend payout ratio was 28.9%, 37.4% and 30.6% for 2002, 2001 and 2000, respectively. Dividends declared per share in 2002 represented a 5.5% increase over 2001.

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

Other

Prior to 2002, Capital City Bank maintained several relationships with various Independent Service Organizations (ISOs) in connection with its card processing operations. During late 2000 and early 2001, a small number of one of the ISO's merchants generated a large amount of charge-backs. The Bank and the ISO were previously named defendants in one merchant lawsuit citing the improper use of merchant reserve balances. That lawsuit was dismissed. While no outstanding litigation currently exists, the Bank may be exposed to litigation in the future. Management does not believe that the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations. The Bank no longer maintains merchant service relationships with these ISOs.

ACCOUNTING POLICIES

Critical Accounting Policies

The consolidated financial statements and accompanying Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make various estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements). The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Intangible Assets: Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company performs an impairment review on an annual basis to determine if there has been impairment of its goodwill. The Company has determined that no impairment existed at December 31, 2002. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

Core deposit assets represent the premium the Company paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 10 - 15 years, with the majority being amortized over approximately 10 years. Generally, core deposits refer to nonpublic, nonmaturing deposits including noninterest-bearing deposits, NOW, money market and savings. The Company makes certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates may materially affect reported earnings.

Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No.123, "Accounting for Stock-Based Compensation" (SFAS 123), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted under SFAS 123 and SFAS 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), for stock-based compensation and to furnish the pro forma disclosures as required under SFAS 148.

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB 25, and related Interpretations, requiring that compensation expense be recorded equal to the intrinsic value of the award at the measurement date.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of the Interpretation in Note 6 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into or modified any guarantees pursuant to the provisions of the Interpretation.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (SFAS 147). SFAS 147 removes financial institutions (with the exception of combinations of mutual enterprises) from the scope of both SFAS No. 72 (SFAS 72), "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement under SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS
147. In addition, SFAS 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS 147 has not had a material impact on the reported results of operations of the Company.

In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 01-6 ("SOP 01-6"), Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others, effective for fiscal years beginning after December 15, 2001. SOP 01-6 reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. The adoption of SOP 01-6 has not had a material impact on the Company's results of operations or financial position. Refer to Notes 4,5 and 8 for the Company's disclosure pursuant to SOP 01-6.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

Market risk management arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company has risk management policies to monitor and limit exposure to market risk and does not actively participate in exchange rates, commodities or equities. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

Interest Rate Risk Management

The normal course of business activity exposes CCBG to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. CCBG's asset/liability management process manages the Company's interest rate risk.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table 13. This table presents the Company's consolidated interest rate sensitivity position as of year-end 2002 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 13 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table 13
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS<F1>
Other Than Trading Portfolio

                                                     Maturing or Repricing in:
                                   ---------------------------------------------------------                                Fair
(Dollars in Thousands)                 2003         2004        2005        2006       2007       Beyond      Total        Value
---------------------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed Rate                       $  195,707    $ 99,460    $ 74,641    $ 26,441    $12,532     $14,640   $  423,421  $  438,742
    Average Interest Rate               7.70%       8.26%       7.92%       8.44%      8.40%       7.09%        7.92%
  Floating Rate<F2>                   528,042      82,597     144,790      70,538     12,640      23,194      861,800     892,982
    Average Interest Rate               5.65%       7.39%       7.19%       7.62%      7.54%       8.07%        6.33%
Investment Securities:<F3>
  Fixed Rate                           61,498      52,305      44,310       7,747      1,061       7,987      174,908     174,908
    Average Interest Rate               5.06%       4.15%       5.61%       6.70%      6.18%       4.74%        4.96%
  Floating Rate                         5,407           -           -           -          -           -        5,407       5,407
    Average Interest Rate               5.36%           -           -           -          -           -        5.36%
Other Earning Assets:
  Floating Rate                       170,936           -           -           -          -           -      170,936     170,936
    Average Interest Rate               1.21%           -           -           -          -           -        1.21%
      Total Financial Assets       $  961,590    $234,362    $263,741    $104,726    $26,233     $45,820   $1,636,471  $1,682,975
          Average Interest Rate         5.23%       7.04%       7.13%       7.76%      7.90%       7.18%        6.06%

Deposits:<F4>
  Fixed Rate                       $  362,761    $ 48,955    $ 15,154    $  5,321    $ 5,874     $     6   $  438,071  $  442,183
    Average Interest Rate               2.30%       3.28%       3.76%       4.30%      4.01%       4.85%        2.51%
  Floating Rate                       590,048           -           -           -          -           -      590,048     590,048
    Average Interest Rate               0.52%           -           -           -          -           -        0.52%
Other Interest Bearing Liabilities:
  Fixed Rate Debt                       1,261      41,254      17,069       1,095      1,075       9,991       71,745      72,631
    Average Interest Rate               5.62%       2.45%       3.37%       5.33%      5.31%       5.44%        3.23%
  Floating Rate Debt                  113,675           -           -           -          -           -      113,675     113,675
    Average Interest Rate               1.06%           -           -           -          -           -        1.06%
      Total Financial Liabilities  $1,067,745    $ 90,209    $ 32,223    $  6,416    $ 6,949     $ 9,997   $1,213,539  $1,218,537
          Average Interest Rate         1.19%       2.90%       3.56%       4.48%      4.21%       5.44%        1.45%

<F1> Based upon expected cash flows unless otherwise indicated.

<F2> Based upon a combination of expected maturities and repricing opportunities.

<F3> Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

<F4> Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits. Time deposit balances are classified according to maturity.

Item 8. Financial Statements and Supplementary Data


Table 14
QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                                             2002                                            2001
                        ----------------------------------------------  ----------------------------------------------
                          Fourth      Third       Second      First       Fourth      Third       Second      First
----------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income       $   26,052  $   26,403  $   26,599  $   27,041  $   28,706  $   30,258  $   30,882  $   29,137
  Interest Expense           4,667       4,946       5,693       7,197       9,454      12,256      13,396      13,143
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income       21,385      21,457      20,906      19,844      19,252      18,002      17,486      15,994
    Provision for
    Loan Losses                863         991         641         802         932       1,222       1,007         822
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses         20,522      20,466      20,265      19,042      18,320      16,780      16,479      15,172
  Noninterest Income        11,243       9,087       8,552       8,294       8,536       7,918       8,255       7,328
  Conversion/
    Merger Expense              59           -          39         114         588           -           -           -
  Noninterest Expense       21,316      20,526      20,293      19,351      19,251      18,993      18,132      15,840
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes            10,390       9,027       8,485       7,871       7,017       5,705       6,602       6,660
  Provision for
    Income Taxes             3,668       3,226       3,037       2,760       2,522       1,963       2,322       2,311
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income            $    6,722  $    5,801  $    5,448  $    5,111  $    4,495  $    3,742  $    4,280  $    4,349
                        ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)        $   21,786  $   21,873  $   21,331  $   20,284  $   19,689  $   18,431  $   17,935  $   16,454

Per Common Share:
  Net Income Basic      $      .63  $      .55  $      .52  $      .48  $      .42  $      .35  $      .40  $      .42
  Net Income Diluted           .63         .55         .51         .48         .42         .35         .40         .42
  Dividends Declared         .1700       .1525       .1525       .1525       .1525       .1475       .1475       .1475
  Diluted Book Value         17.60       17.18       16.74       16.38       16.08       16.24       15.87       15.62
  Market Price:
    High                     40.05       36.94       34.80       27.50       24.67       25.25       25.00       26.13
    Low                      27.83       27.90       25.75       22.65       21.90       20.87       19.88       23.13
    Close                    39.19       33.06       34.53       27.00       24.23       23.47       24.87       25.19

Selected Average
Balances:
  Loans                 $1,292,893  $1,266,591  $1,234,787  $1,229,344  $1,242,516  $1,204,323  $1,192,103  $1,082,961
  Earning Assets         1,591,536   1,511,485   1,547,603   1,575,698   1,584,225   1,561,519   1,556,186   1,416,861
  Assets                 1,762,174   1,678,620   1,720,095   1,748,211   1,756,995   1,734,392   1,733,115   1,570,587
  Deposits               1,404,818   1,388,396   1,440,615   1,467,257   1,488,961   1,483,527   1,479,159   1,301,123
  Shareowners' Equity      185,412     180,910     176,678     175,485     176,549     170,511     169,516     155,896
  Common Equivalent
    Average Shares:
      Basic                 10,552      10,551      10,576      10,644      10,674      10,685      10,713      10,297
      Diluted               10,591      10,590      10,606      10,675      10,715      10,693      10,721      10,305

Ratios:
  ROA                        1.51%       1.37%       1.27%       1.19%       1.01%        .86%        .99%       1.12%
  ROE                       14.38%      12.72%      12.37%      11.81%      10.10%       8.71%      10.13%      11.32%
  Net Interest
    Margin (FTE)             5.44%       5.74%       5.52%       5.22%       4.93%       4.70%       4.62%       4.70%
  Efficiency Ratio          62.08%      63.68%      65.20%      64.88%      65.30%      68.17%      65.09%      63.12%


CONSOLIDATED FINANCIAL STATEMENTS

49   Independent Auditors' Report

50   Report of Independent Public Accountants

51   Consolidated Statements of Income

52   Consolidated Statements of Financial Condition

53   Consolidated Statements of Changes in Shareowners' Equity

54   Consolidated Statements of Cash Flows

55   Notes to Consolidated Financial Statements

Independent Auditors' Report



The Board of Directors
Capital City Bank Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2002 and the related consolidated statements of income, changes in shareowners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statement of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2001 and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the years in the two-year period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 6 to the consolidated financial statements, in their report dated January 24, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated statement of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2001 and the related consolidated statements of income, changes in shareowners' equity and cash flows for each of the years in the two-year period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Capital City Bank Group, Inc. and subsidiary other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

KPMG LLP


Jacksonville, Florida
January 27, 2003

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 24, 2002




This report is a copy of a previously issued report and the predecessor auditor has not reissued the report.


CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)
                                             For the Years Ended December 31,
                                            ----------------------------------
                                              2002         2001         2000
------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                  $ 94,921     $102,473     $ 92,306
Investment Securities:
  U.S. Treasury                                    2          367          696
  U.S. Government Agencies/Corporations        5,366        6,933        8,632
  States and Political Subdivisions            2,752        3,281        4,006
  Other Securities                             1,573        2,319        2,373
Funds Sold                                     1,481        3,610        1,321
                                            --------     --------     --------
     Total Interest Income                   106,095      118,983      109,334
                                            --------     --------     --------

INTEREST EXPENSE
Deposits                                      20,551       45,214       40,459
Short-Term Borrowings                            767        2,164        4,968
Long-Term Debt                                 1,185          871          807
                                            --------     --------     --------
     Total Interest Expense                   22,503       48,249       46,234
                                            --------     --------     --------

Net Interest Income                           83,592       70,734       63,100
Provision for Loan Losses                      3,297        3,983        3,120
                                            --------     --------     --------
Net Interest Income After Provision for
  Loan Losses                                 80,295       66,751       59,980
                                            --------     --------     --------

NONINTEREST INCOME
Service Charges on Deposit Accounts           12,749       10,647        9,380
Data Processing                                2,006        2,079        2,525
Asset Management Fees                          2,521        2,556        2,435
Securities Transactions                           10            4            2
Mortgage Banking Revenues                      6,575        4,016        1,265
Other                                         13,315       12,735       11,162
                                            --------     --------     --------
     Total Noninterest Income                 37,176       32,037       26,769
                                            --------     --------     --------

NONINTEREST EXPENSE
Salaries and Associate Benefits               43,215       37,686       29,967
Occupancy, Net                                 5,719        5,497        4,638
Furniture and Equipment                        7,677        7,173        5,779
Other                                         25,087       22,448       18,763
                                            --------     --------     --------
     Total Noninterest Expense                81,698       72,804       59,147
                                            --------     --------     --------

Income Before Income Taxes                    35,773       25,984       27,602
Income Taxes                                  12,691        9,118        9,449
                                            --------     --------     --------

NET INCOME                                  $ 23,082     $ 16,866     $ 18,153
                                            ========     ========     ========

BASIC NET INCOME PER SHARE                  $   2.18     $   1.59     $   1.78
                                            ========     ========     ========

DILUTED NET INCOME PER SHARE                $   2.17     $   1.59     $   1.78
                                            ========     ========     ========

Average Basic Common Shares Outstanding       10,580       10,594       10,186
                                            ========     ========     ========

Average Diluted Common Shares Outstanding     10,619       10,634       10,215
                                            ========     ========     ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)
                                                           As of December 31,
                                                     -----------------------------
                                                        2002               2001
----------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                              $   89,823         $   92,413
Funds Sold                                              170,936            164,417
                                                     ----------         ----------
  Total Cash and Cash Equivalents                       260,759            256,830
Investment Securities, Available-for-Sale               180,315            219,073

Loans, Net of Unearned Interest                       1,285,221          1,243,351
  Allowance for Loan Losses                             (12,495)           (12,096)
                                                     ----------         ----------
     Loans, Net                                       1,272,726          1,231,255

Premises and Equipment, Net                              48,897             47,037
Intangibles                                              29,034             32,276
Other Assets                                             33,040             34,952
                                                     ----------         ----------
       Total Assets                                  $1,824,771         $1,821,423
                                                     ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                       $  406,081         $  389,146
  Interest Bearing Deposits                           1,028,119          1,160,955
                                                     ----------         ----------
     Total Deposits                                   1,434,200          1,550,101

Short-Term Borrowings                                   113,675             67,042
Long-Term Debt                                           71,745             13,570
Other Liabilities                                        18,620             18,927
                                                     ----------         ----------
     Total Liabilities                                1,638,240          1,649,640
                                                     ----------         ----------

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares
  authorized; no shares issued and outstanding                -                  -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 10,556,968 and 10,642,575 shares
  issued and outstanding at December 31, 2002
  and December 31, 2001, respectively                       106                106
Additional Paid-In Capital                               14,717             17,178
Retained Earnings                                       168,587            152,149
Accumulated Other Comprehensive Income, Net of Tax        3,121              2,350
                                                     ----------         ----------
     Total Shareowners' Equity                          186,531            171,783
                                                     ----------         ----------
Commitments and Contingencies (Note 18)
       Total Liabilities and Shareowners' Equity     $1,824,771         $1,821,423
                                                     ==========         ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)

                                                                         Accumulated Other
                                                  Additional               Comprehensive
                                        Common     Paid-In     Retained    Income (Loss),
                                        Stock      Capital     Earnings     Net of Taxes      Total
----------------------------------------------------------------------------------------------------
Balance, December 31, 1999               $102      $ 9,249     $129,055       $(6,190)      $132,216
Comprehensive Income:
  Net Income                                                     18,153
  Net Change in Unrealized Gain (Loss)
    On Available-for-Sale Securities                                            4,668
Total Comprehensive Income                                                                    22,821
Cash Dividends ($.545 per share)                                 (5,549)                      (5,549)
Issuance of Common Stock                               786                                       786
Repurchase and Retirement of Common Stock  (1)      (2,666)                                   (2,667)
                                         ----      -------     --------       -------       --------

Balance, December 31, 2000                101        7,369      141,659        (1,522)       147,607
Comprehensive Income:
  Net Income                                                     16,866
  Net Change in Unrealized Gain (Loss)
    On Available-for-Sale Securities                                            3,872
Total Comprehensive Income                                                                    20,738
Cash Dividends ($.595 per share)                                 (6,376)                      (6,376)
Issuance of Common Stock                    7       14,749                                    14,756
Repurchase and Retirement of Common Stock  (2)      (4,940)                                   (4,942)
                                         ----      -------     --------       -------       --------

Balance, December 31, 2001                106       17,178      152,149         2,350        171,783
Comprehensive Income:
  Net Income                                                     23,082
  Net Change in Unrealized Gain (Loss)
    On Available-for-Sale Securities                                              771
Total Comprehensive Income                                                                    23,853
Cash Dividends ($.6275 per share)                                (6,644)                      (6,644)
Issuance of Common Stock                               934                                       934
Repurchase and Retirement of Common Stock           (3,395)                                   (3,395)
                                         ----      -------     --------       -------       --------

Balance, December 31, 2002               $106      $14,717     $168,587        $3,121       $186,531
                                         ====      =======     ========       =======       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
                                                        For the Years Ended December 31,
                                                       ----------------------------------
                                                         2002         2001         2000
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $ 23,082     $ 16,866     $ 18,153
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses                                 3,297        3,983        3,120
Depreciation                                              4,897        4,373        3,979
Loss on Disposal of Fixed Assets                             32          108            -
Net Securities Amortization                                 889        1,173        1,368
Amortization of Intangible Assets                         3,242        3,772        2,837
Gain on Sale of Investment Securities                       (10)          (4)          (2)
Non-Cash Compensation                                       892          489          369
Deferred Income Taxes                                    (1,479)           7         (293)
Net Decrease (Increase) in Other Assets                   4,183        1,744       (3,709)
Net (Decrease) Increase in Other Liabilities               (953)         967          926
                                                       --------     --------     --------
Net Cash Provided by Operating Activities                38,062       33,478       26,748
                                                       --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale               82,466      117,198       50,837
Purchase of Investment Securities Available-for-Sale    (43,370)      (6,053)        (492)
Net Increase in Loans                                   (46,006)    (103,042)    (125,831)
Net Cash Received From Acquisitions                           -       81,390            -
Purchase of Premises & Equipment                         (6,868)      (7,671)      (3,236)
Proceeds From Sales of Premises & Equipment                  89          418           69
                                                       --------     --------     --------
Net Cash (Used in) Provided by Investing Activities     (13,689)      82,240      (78,653)
                                                       --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits                    (115,901)      77,844       65,709
Net Increase (Decrease) in Short-Term Borrowings         46,633      (41,431)      17,196
Borrowing from Long-Term Debt                            62,058        7,861        1,428
Repayment of Long-Term Debt                              (3,883)      (6,269)      (3,979)
Dividends Paid                                           (6,644)      (6,376)      (5,549)
Repurchase of Common Stock                               (3,395)      (4,942)      (2,667)
Issuance of Common Stock                                    688          435          685
                                                       --------     --------     --------
Net Cash (Used in) Provided By Financing Activities     (20,444)      27,122       72,823
                                                       --------     --------     --------

Net Increase in Cash and Cash Equivalents                 3,929      142,840       20,918
Cash and Cash Equivalents at Beginning of Year          256,830      113,990       93,072
                                                       --------     --------     --------
Cash and Cash Equivalents at End of Year               $260,759     $256,830     $113,990
                                                       ========     ========     ========

SUPPLEMENTAL DISCLOSURES:

Interest Paid on Deposits                              $ 23,694     $ 44,990     $ 41,863
                                                       ========     ========     ========

Interest Paid on Debt                                  $  1,825     $  2,883     $  5,873
                                                       ========     ========     ========

Taxes Paid                                             $ 13,175     $  9,290     $ 10,878
                                                       ========     ========     ========

Loans Transferred to Other Real Estate                 $  1,238     $  2,149     $    904
                                                       ========     ========     ========

Issuance of Common Stock as Non-cash Compensation      $    246     $    785     $    101
                                                       ========     ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Notes to Consolidated Financial Statements

Note 1
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc. ("CCBG" or collectively the "Company"), and its wholly-owned subsidiary ("CCB" or the "Bank"). All material inter-company transactions and accounts have been eliminated.

The Company, which operates in a single reportable business segment comprised of commercial banking within the states of Florida, Georgia and Alabama, follows accounting principles generally accepted in the United States and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. Gains and losses are recognized and reported separately in the Consolidated Statements of Income upon realization or when impairment of values is deemed to be other than temporary. Gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Income and reported net of taxes in the accumulated other comprehensive income (loss) component of shareowners' equity until realized. Accretion and amortization are recognized on the effective yield method over the life of the securities.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is generally accrued on the effective yield method based on outstanding balances. Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment. Loans held for sale are valued at lower of cost or market value based on information obtained from third party investors.

Allowance for Loan Losses

The allowance for loan losses is that amount considered adequate to absorb losses inherent in the portfolio based on management's evaluation of the current risk characteristics of the loan portfolio as of the reporting date. The allowance is a significant estimate recorded by management and is based on the credit quality of the portfolio.

The evaluation of credit quality begins with the review for impairment of business purpose loans with balances exceeding $25,000. Impaired loans are defined as those in which the full collection of principal and interest in accordance with the contractual terms is improbable. Impaired loans typically include those that are in nonaccrual status or classified as doubtful as defined by the Company's internal risk rating system. Generally, loans are placed on nonaccrual status when interest becomes past due 90 days or more, or management deems the ultimate collection of principal and interest is in doubt. A specific allowance for loss is made for impaired loans based on a comparison of the recorded investment in the loan to either the present value of the loan's expected cash flow, the loan's estimated market price or the estimated fair value of the underlying collateral less costs to sell the collateral.

Commercial purpose loans exceeding $100,000 that are not impaired, but have weaknesses requiring closer management attention, are analyzed to determine if an allowance is required. This analysis is based primarily on the underlying value of the collateral. If the value of the collateral is considered insufficient, an allowance is made for the deficiency. The value of the collateral is dependent on current economic conditions in the communities we serve and is subject to change. In addition, the analysis includes changes in risk ratings that are assigned based on the Bank's Asset Classification Policy, and for the ultimate disposition of the loan. The ultimate disposition may include upgrades in risk ratings, payoff of the loan, or charge-off of the loan. This migration analysis results in a charge-off ratio by loan pool of classified loans that is applied to the balance of the pool to determine general reserves for specifically identified problem loans. This charge-off ratio is adjusted for various environmental factors including past due and nonperforming trends in the loan portfolio, the micro-and macro-economic outlook, and credit administration practices as determined by independent parties.

Larger business purpose loans that show no signs of weakness are assigned an allowance based on the historical loss ratios in pools of loans with similar characteristics. The historical loss ratios are determined by analyzing losses over the prior twelve quarters, with more emphasis being placed on the recent four quarters. The historical loss ratios are then adjusted for certain external factors, including micro- and macro-economic outlook, past due and nonperforming trends within the portfolio, loan growth, and credit administration practices.

Large groups of smaller balance homogeneous loans are collectively evaluated to determine the allowance required for loan losses. These small balance homogenous loans include consumer installment loans, credit card loans and residential mortgage loans. Historical loss ratios are determined for these smaller balance loan pools and applied to the balance of the related pool of loans to determine the allowance needed. The historical loss ratios are adjusted for external factors as described above.

Long-Lived Assets

Premises and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives for each type of asset with premises being depreciated over a range of 10 to 40 years, and equipment being depreciated over a range of 3 to 10 years. Major additions are capitalized and depreciated in the same manner. Repairs and maintenance are charged to noninterest expense as incurred.

Intangible assets, other than goodwill, consist of core deposit assets that were recognized in connection with the various acquisitions. Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 10 years.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows. If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" (SFAS 142). The adoption of SFAS 142 required the Company to discontinue goodwill amortization and identify reporting units to which the goodwill related for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying
value of the asset may not be recoverable.   In accordance with the guidelines
in SFAS 142, the Company determined it has one reporting unit with goodwill. On December 31, 2002, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Income Taxes

The Company files consolidated federal and state income tax returns. In general, the parent company and its subsidiary compute their tax provisions as separate entities prior to recognition of any tax expense or benefits which may accrue from filing a consolidated return.

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the Company's consolidated statement of financial position and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No.123, "Accounting for Stock-Based Compensation" (SFAS
123), to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted under SFAS 123 and SFAS 148, the Company will continue to follow the accounting guidelines pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), for stock-based compensation and to furnish the pro forma disclosures as required under SFAS 148.

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB 25, and related Interpretations, requiring compensation expense be recorded equal to the intrinsic value of the award at the measurement date.

The Company has a Director Stock Purchase Plan ("DSPP"). The DSPP allows the Company's directors to purchase common stock at a price equal to 90 percent of the closing price on the date of purchase. The DSPP has 150,000 shares reserved for issuance. In 2002, 2001 and 2000, CCBG issued 3,550, 3,475 and 5,001 shares, respectively, under this plan. A total of 33,726 shares have been issued to directors since the inception of this plan. As the DSPP is considered non-compensatory under the provision of APB 25, no compensation expense has been recognized for the Company's purchase plan activity.

The Company sponsors an Associate Stock Purchase Plan ("ASPP"). Under the ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an employee's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. As the ASPP is considered non-compensatory under the provisions of APB 25, no compensation expense has been recognized for the Company's purchase plan activity.

The ASPP has 450,000 shares of common stock reserved for issuance. CCBG issued 25,270, 15,004 and 26,397 shares under the plan in 2002, 2001 and 2000, respectively. A total of 221,167 shares have been issued since inception of this plan.

Transactions under the ASPP were as follows:
                                                            Purchase Price
                                        Number of Shares       per Share<F1>
----------------------------------------------------------------------------
Available at December 31, 1999              295,504
  Purchased                                 (26,397)             $17.55

Available at December 31, 2000              269,107
  Purchased                                 (15,004)             $22.04

Available at December 31, 2001              254,103
  Purchased                                 (25,270)             $23.64

Available at December 31, 2002              228,833

<F1> Weighted Average Price for two annual offering periods

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP was $4.95 for 2002, $4.38 for 2001 and $3.55 for 2000. In calculating pro forma compensation at December 31, the fair value of each stock purchase right is estimated on the date of grant using the following weighted average assumptions:

                                 2002     2001     2000
--------------------------------------------------------
Dividend yield                    2.4%     2.4%     2.6%
Expected volatility              33.0%    26.0%    25.0%
Risk-free interest rate           1.7%     4.6%     6.1%
Expected life (in years)           .50      .50      .50


In addition, the Company has an Associate Incentive Plan under which shares are granted to participants based upon the achievement of performance goals established by the Board of Directors at the beginning of each award period. A total of 750,000 shares of common stock have been reserved for issuance under this Plan.

Award periods are either one year for the short-term plan, or three years for the long-term plan. As the Company accounts for these plans as variable awards under APB 25, compensation expense is measured under the intrinsic value method as of the measurement date and recognized over the related service period. CCBG issued 10,094, 28,689 and 5,775 shares under the plan in 2002, 2001 and 2000, respectively. A total of 185,169 shares have been issued since inception of this plan.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, to its stock-based employee compensation plans as of December 31:


(Dollars in Thousands, Except Per Share Data)      2002       2001       2000
------------------------------------------------------------------------------
Net income, as reported                         $23,082    $16,866    $18,153

Add:  Stock based compensation included
in reported net income, net of tax                  580        318        240

Deduct:  Stock based compensation
determined under fair value based method
for all awards, net of tax                         (407)      (360)      (364)
                                                -------    -------    -------

Pro forma net income                            $23,255    $16,824    $18,029
                                                =======    =======    =======

Earnings per share:
  Basic-as reported                             $  2.18    $  1.59    $  1.78
                                                =======    =======    =======
  Basic-pro forma                               $  2.20    $  1.59    $  1.77
                                                =======    =======    =======

  Diluted-as reported                           $  2.17    $  1.59    $  1.78
                                                =======    =======    =======
  Diluted-pro forma                             $  2.19    $  1.58    $  1.76
                                                =======    =======    =======


Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of the Interpretation and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into or modified any guarantees pursuant to the provisions of the Interpretation.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" (SFAS 147). SFAS 147 removes financial institutions (with the exception of combinations of mutual enterprises) from the scope of both SFAS No. 72 (SFAS 72), "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other

Intangible Assets." As a result, the requirement under SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS 147 has not had a material impact on the reported results of operations of the Company.

In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 01-6 (SOP 01-6), Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others, effective for fiscal years beginning after December 15, 2001. SOP 01-6 reconciles and conforms the accounting and financial reporting provisions for similar transactions as applied to different entities within the financial services industry. The adoption of SOP 01-6 has not had a material impact on the Company's results of operations or financial position. Refer to Notes 4,5 and 8 for the Company's disclosure pursuant to SOP 01-6.

Note 2
ACQUISITIONS

On March 9, 2001, the Company completed a purchase and assumption transaction with Wachovia Bank, NA, formerly First Union National Bank ("Wachovia") and acquired six of Wachovia's offices in Georgia which included real estate, loans and deposits. The transaction resulted in approximately $11.3 million in intangible assets, primarily core deposit intangibles, which are being amortized over a 10-year period. The Company purchased approximately $18 million in loans and assumed deposits of approximately $105 million.

On March 2, 2001, the Company completed its acquisition of First Bankshares of West Point, Inc., and its subsidiary, First National Bank of West Point. At the time of the acquisition, First National Bank of West Point had approximately $144 million in assets with one office in West Point, Georgia, and two offices in the Greater Valley area of Alabama. First Bankshares of West Point, Inc., merged with the Company, and First National Bank of West Point merged with Capital City Bank. The Company issued 3.6419 shares and $17.7543 in cash for each of the 192,481 outstanding shares of First Bankshares of West Point, Inc., resulting in the issuance of 701,000 shares of Company common stock and the payment of $3.4 million in cash for a total purchase price of approximately $17.0 million. The transaction was accounted for as a purchase and resulted in approximately $2.5 million of intangible assets, primarily goodwill.

Note 3
INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:


                                                    2002
                            ---------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
-------------------------------------------------------------------------------
U.S. Treasury               $ 10,438       $    5           $ -        $ 10,443
U.S. Government Agencies
  and Corporations            51,075          884             -          51,959
States and Political
  Subdivisions                62,845        2,632             2          65,475
Mortgage-Backed Securities    34,750        1,180             -          35,930
Other Securities              16,281          227             -          16,508
                            --------       ------           ---        --------
  Total Investment
    Securities              $175,389       $4,928           $ 2        $180,315
                            ========       ======           ===        ========


                                                    2001
                            ---------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
-------------------------------------------------------------------------------
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


               Total           Gross               Gross
Year          Proceeds     Realized Gains     Realized Losses
-------------------------------------------------------------
2002          $44,576          $10                 $ -
2001          $84,794          $ 4                 $ -
2000          $37,096          $ 2                 $ -


Total proceeds do not include principal reductions in mortgage-backed securities and proceeds from securities which were called of $37.9 million, $33.0 million and $13.7 million in 2002, 2001 and 2000, respectively.

As of December 31, 2002, the Company's investment securities had the following maturity distribution based on contractual maturities:


(Dollars in Thousands)            Amortized Cost     Market Value
-----------------------------------------------------------------
Due in one year or less              $ 40,745          $ 41,595
Due after one through five years       92,216            95,080
Due after five through ten years        1,055             1,087
Over ten years                          6,623             6,623
Mortgage-Backed Securities             34,750            35,930
                                     --------          --------
   Total Investment Securities       $175,389          $180,315
                                     ========          ========


Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $115.4 million and $149.6 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:


(Dollars in Thousands)              2002              2001
-------------------------------------------------------------
Commercial, Financial and
  Agricultural                   $  141,459        $  128,480
Real Estate - Construction           91,110            72,778
Real Estate - Com'l Mortgage        356,807           302,239
Real Estate - Residential           359,338           434,378
Real Estate - Home Equity            92,277            65,879
Real Estate - Loans Held-for-Sale    22,454            30,289
Consumer                            221,776           209,308
                                 ----------        ----------
    Total Loans, Net of
      Unearned Interest          $1,285,221        $1,243,351
                                 ==========        ==========


Nonaccruing loans amounted to $2.5 million and $2.4 million, at December 31, 2002 and 2001, respectively. Restructured loans amounted to $0 and $20,000, at December 31, 2002 and 2001, respectively. Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $116,000 and $122,000 higher for the year ended December 31, 2002 and 2001, respectively.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:


(Dollars in Thousands)                 2002          2001          2000
------------------------------------------------------------------------
Balance, Beginning of Year           $12,096       $10,564       $ 9,929
Acquired Reserves                          -         1,206             -
Provision for Loan Losses              3,297         3,983         3,120
Recoveries on Loans
  Previously Charged-Off               1,374           993           703
Loans Charged-Off                     (4,272)       (4,650)       (3,188)
                                     -------       -------       -------
Balance, End of Year                 $12,495       $12,096       $10,564
                                     =======       =======       =======


Selected information pertaining to impaired loans, at December 31, is as follows:

                                          2002                   2001
                                   ------------------------------------------
                                             Valuation              Valuation
(Dollars in Thousands)             Balance   Allowance    Balance   Allowance
-----------------------------------------------------------------------------
With Related Credit Allowance      $  412     $  219      $  956     $  112
Without Related Credit Allowance      722          -         176          -
Average Recorded Investment
  for the Period                    2,544          *       1,827          *


The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the years ended December 31, 2002, 2001 and 2000 the Company recognized $169,000, $36,000 and $86,000, in interest income on impaired loans, of which $169,000, $36,000 and $77,000, respectively, was collected in cash.

Note 6
INTANGIBLE ASSETS

The Company had intangible assets of $29.0 million and $32.3 million at December 31, 2002 and December 31, 2001, respectively. Intangible assets at December 31, were as follows:



                                       2002                          2001
                              -----------------------       -----------------------
                              Gross      Accumulated        Gross      Accumulated
(Dollars in Thousands)        Amount     Amortization       Amount     Amortization
-----------------------------------------------------------------------------------
Core Deposits Intangibles     $33,752      $11,398          $33,752      $ 8,156
Goodwill                       10,466        3,786           10,466        3,786
                              -------      -------          -------      -------

  Total Intangible Assets     $44,218      $15,184          $44,218      $11,942
                              =======      =======          =======      =======



Net Core Deposit Intangibles:

As of December 31, 2002 and December 31, 2001, the Company had net core deposit intangibles of $22.4 million and $25.6 million, respectively. Amortization expense for the twelve months of 2002, 2001 and 2000 was $3.2 million, $3.8 million and $2.8 million, respectively. The estimated annual amortization expense for the next five years is expected to be $3.2 million per year.

Goodwill:

As of December 31, 2002 and December 31, 2001, the Company had goodwill, net of accumulated amortization, of $6.7 million. As a result of the discontinuance of amortization related to this goodwill, the adoption of SFAS No. 142 increased annual 2002 earnings by approximately $622,000. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142. On December 31, 2002, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Transitional Disclosures:

The pro forma effects, net of tax, of the adoption of SFAS No. 142 for the years ended December 31, were as follows:



(Dollars in Thousands, Except Per Share Data)       2002        2001        2000
----------------------------------------------------------------------------------
Reported Net Income                                $23,082     $16,866     $18,153
Goodwill Amortization                                    -         707         681
                                                   -------     -------     -------
Adjusted Net Income                                $23,082     $17,573     $18,834

Basic Earnings Per Share:
Reported Net Income                                $  2.18     $  1.59     $  1.78
Goodwill Amortization                                    -         .07         .07
                                                   -------     -------     -------
Adjusted Net Income                                $  2.18     $  1.66     $  1.85

Diluted Earnings Per Share:
Reported Net Income                                $  2.17     $  1.59     $  1.78
Goodwill Amortization                                    -         .07         .07
                                                   -------     -------     -------
Adjusted Net Income                                $  2.17     $  1.66     $  1.85


Note 7
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:


(Dollars in Thousands)           2002                2001
-----------------------------------------------------------
Land                           $ 11,239             $10,342
Buildings                        46,131              42,573
Fixtures and Equipment           44,242              42,601
                               --------             -------
  Total                         101,612              95,516
Accumulated Depreciation        (52,715)            (48,479)
                               --------             -------
Premises and Equipment, Net    $ 48,897             $47,037
                               ========             =======

Note 8
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:


(Dollars in Thousands)     2002              2001
----------------------------------------------------
NOW Accounts            $  276,487        $  244,153
Money Market Accounts      209,508           220,755
Savings Accounts           104,053            99,685
Time Deposits              438,071           596,362
                        ----------        ----------
   Total                $1,028,119        $1,160,955
                        ==========        ==========


Time deposits in denominations of $100,000 or more totaled $92.0 million and $136.8 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time deposits were as follows: (Dollars in Thousands)

2003                       $362,761
2004                         48,955
2005                         15,154
2006                          5,321
2007 and thereafter           5,880
                           --------
                           $438,071
                           ========

The average balances maintained on deposit with the Federal Reserve Bank for the years ended December 31, 2002 and 2001, were $39.5 million and $35.5 million, respectively.

Interest expense on deposits for the three years ended December 31, was as follows:


(Dollars in Thousands)       2002           2001           2000
----------------------------------------------------------------
NOW Accounts               $ 1,272        $ 4,046        $ 4,444
Money Market Accounts        2,904          6,237          6,673
Savings Accounts               500          1,865          2,446
Time Deposits < $100,000    12,060         26,046         22,078
Time Deposits > $100,000     3,815          7,020          4,818
                           -------        -------        -------
  Total                    $20,551        $45,214        $40,459
                           =======        =======        =======


Note 9
SHORT-TERM BORROWINGS

Short-term borrowings included the following:


                                                         Securities
                                             Federal     Sold Under      Other
                                              Funds      Repurchase    Short-Term
(Dollars in Thousands)                      Purchased    Agreements    Borrowings
---------------------------------------------------------------------------------
2002
----
Balance at December 31,                      $14,120       $77,318      $22,237
Maximum indebtedness at any month end         17,395        77,318       22,237
Daily average indebtedness outstanding         9,079        55,679        7,836
Average rate paid for the year                 1.46%         0.87%        1.89%
Average rate paid on period-end borrowings     0.55%         0.83%        2.32%

2001
----
Balance at December 31,                      $ 5,025       $59,792      $ 2,225
Maximum indebtedness at any month end         22,875        59,792       31,503
Daily average indebtedness outstanding        10,817        39,505        7,789
Average rate paid for the year                 3.96%         3.17%        6.20%
Average rate paid on period-end borrowings     1.89%         1.03%        1.82%


Note 10
LONG-TERM DEBT

Long-term debt included the following at December 31:


(Dollars in Thousands)                                     2002             2001
---------------------------------------------------------------------------------
Federal Home Loan Bank Notes,
  Due on March 8, 2004, fixed rate of 6.64%              $   113          $   204
  Due on March 10, 2004, fixed rate of 2.22%              20,000                -
  Due on September 10, 2004, fixed rate of 2.48%          20,000                -
  Due on December 16, 2004, fixed rate of 6.52%              116              188
  Due on December 16, 2004, fixed rate of 6.52%               69              103
  Due on September 12, 2005, fixed rate of 3.06%          15,000                -
  Due on December 19, 2005, fixed rate of 6.04%            1,222            1,322
  Due on February 15, 2006, fixed rate of 3.00%              120              153
  Due on December 13, 2006, fixed rate of 6.20%                -              870
  Due on April 24, 2007, fixed rate of 7.30%                 249              306
  Due on June 13, 2008, fixed rate of 5.40%                  786              929
  Due on October 19, 2009, fixed rate of 3.69%               993                -
  Due on December 18, 2012, fixed rate of 4.84%              650                -
  Due on March 18, 2013, fixed rate of 6.37%                 807              854
  Due on September 23, 2013, fixed rate of 5.64%           1,148            1,215
  Due on January 27, 2014, fixed rate of 5.79%             1,387            1,427
  Due on May 27, 2014, fixed rate of 5.92%                   609              647
  Due on July 20, 2016, fixed rate of 6.27%                1,607            1,726
  Due on October 31, 2017, fixed rate of 4.79%             1,236                -
  Due on December 11, 2017, fixed rate of 4.78%            1,093                -
  Due on December 20, 2017, fixed rate of 5.37%            1,025                -
  Due on December 17, 2018, fixed rate of 6.33%            1,776            1,836
  Due on December 24, 2018, fixed rate of 6.29%              794              817
  Due on February 16, 2021, fixed rate of 3.00%              945              973
                                                         -------          -------

Total outstanding                                        $71,745          $13,570
                                                         =======          =======


The contractual maturities of long-term debt for the five years succeeding December 31, 2002, are as follows: (Dollars in Thousands)

2003                       $ 1,261
2004                        41,254
2005                        17,069
2006                         1,095
2007 and thereafter         11,066
Total                      $71,745

The Federal Home Loan Bank advances are collateralized with 1-4 family residential mortgage loans. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.

The Company has the ability to draw on a Revolving Credit Note, due on November 16, 2004. Upon expiration of this note, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The Company, at its option, may select from various loan rates including the following: Prime, LIBOR, or the lender's cost of funds rate, plus or minus increments thereof. The LIBOR or cost of funds rates may be fixed for a period up to six months. The revolving credit is unsecured, but upon conversion is to be collateralized by common stock of the subsidiary bank equal in value to 125% of the principal balance of the loan. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. At December 31, 2002, the Company was in compliance with all of the terms of the agreement and had $25 million available under a $25 million line of credit facility.

Note 11
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:


(Dollars in Thousands)             2002        2001        2000
----------------------------------------------------------------
Current:
  Federal                        $12,123      $7,709      $8,172
  State                            2,047       1,402       1,570
Deferred:
  Federal                         (1,337)          6        (245)
  State                             (142)          1         (48)
                                 -------      ------      ------
     Total                       $12,691      $9,118      $9,449
                                 =======      ======      ======


The net deferred tax assets (liabilities) and the temporary differences comprising that balance at December 31, 2002 and 2001, are as follows:

(Dollars in Thousands)                           2002          2001
--------------------------------------------------------------------
Deferred Tax Assets attributable to:
  Allowance for Loan Losses                     $4,028        $2,992
  Stock Incentive Plan                           1,144           904
  Interest on Nonperforming Loans                   44           113
  Acquired Deposits                              1,165           803
  Other                                            950           583
                                                ------        ------
    Total Deferred Tax Assets                   $7,331        $5,395

Deferred Tax Liabilities attributable to:
  Associate Benefits                            $  167        $  698
  Unrealized Gains on Investment Securities      1,805         1,359
  Depreciation on Premises and Equipment         2,051         1,643
  Deferred Loan Fees                             2,098         1,169
  Securities Accretion                             171           253
  Acquired Deposits                                  -            76
  Other                                            140           331
                                                ------        ------
    Total Deferred Tax Liabilities               6,432         5,529
                                                ------        ------
Net Deferred Tax Assets (Liabilities)           $  899        $ (134)
                                                ======        ======


Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)                       2002        2001        2000
--------------------------------------------------------------------------
Tax Expense at Federal Statutory Rate      $12,521      $9,094      $9,661
Increases (Decreases)
  Resulting From:
    Tax-Exempt Interest Income              (1,084)     (1,179)     (1,357)
    State Taxes, Net of Federal Benefit      1,238         913       1,000
    Other                                       16         290         145
                                           -------      ------      ------
Actual Tax Expense                         $12,691      $9,118      $9,449
                                           =======      ======      ======

Note 12
ASSOCIATE BENEFITS

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

(Dollars in Thousands)                                2002       2001       2000
---------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year           $ 33,642    $26,811    $18,980
  Service Cost                                         2,842      2,732      2,255
  Interest Cost                                        2,348      2,122      1,777
  Actuarial Loss                                       1,671      2,052      3,019
  Amendments to Plan(1)                                     -      1,553      2,099
  Benefits Paid                                       (2,385)    (1,362)    (1,119)
  Expenses Paid                                         (177)      (266)      (200)
                                                    --------    -------    -------
    Projected Benefit Obligation at End of Year     $ 37,941    $33,642    $26,811
                                                    --------    -------    -------

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year    $ 30,113    $31,319    $32,521
  Actual Return on Plan Assets                        (3,357)    (1,493)      (798)
  Employer Contributions                               3,229        524        915
  Amendments to Plan<F1>                                   -      1,391          -
  Benefits Paid                                       (2,385)    (1,362)    (1,119)
  Expenses Paid                                         (177)      (266)      (200)
                                                    --------    -------    -------
    Fair Value of Plan Assets at End of Year        $ 27,423    $30,113    $31,319
                                                    --------    -------    -------

  Funded Status                                     $(10,518)   $(3,529)   $ 4,508
  Unrecognized Net Actuarial Loss (Gain)              10,672      3,557     (3,000)
  Unrecognized Prior Service Cost                      1,434      1,718      2,203
  Unrecognized Net Transition Obligation
    Liability (Asset)                                      1          2       (232)
                                                    --------    -------    -------
      Prepaid Benefit Cost                          $  1,589    $ 1,748    $ 3,479
                                                    ========    =======    =======

Weighted-Average Assumptions:
  Discount Rate                                         6.75%      7.25%      7.50%
  Expected Return on Plan Assets                        8.25%      8.25%      8.25%
  Rate of Compensation Increase                         5.50%      5.50%      5.50%

Components of Net Periodic Benefit Costs:
  Service Cost                                      $  2,842    $ 2,732    $ 2,255
  Interest Cost                                        2,348      2,122      1,777
  Expected Return on Plan Assets                      (2,404)    (2,629)    (2,643)
  Amortization of Prior Service Cost                     284        327        343
  Transition Asset Recognition                             1       (231)      (236)
  Recognized Net Actuarial Loss (Gain)                   317       (168)      (663)
                                                    --------    -------    -------
    Net Periodic Benefit Cost                       $  3,388    $ 2,153    $   833
                                                    ========    =======    =======

<F1> The amendments to the plan are a result of acquisitions and the IRS regulation regarding the change from the PBGC mortality table to the GATT mortality table.

The Company has a Supplemental Executive Retirement Plan covering selected executives. Benefits under this plan generally are based on the associate's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 2002, 2001 and 2000 of approximately $393,000, $214,000 and $167,000, respectively, and no minimum liability, at December 31, 2002, 2001 and 2000, respectively.

The following table details the components of the Supplemental Executive Retirement Plan's periodic benefit cost, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.



(Dollars in Thousands)                                2002       2001       2000
---------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year           $ 1,458    $ 1,255    $ 1,347
  Service Cost                                          118         73         59
  Interest Cost                                         169        102         83
  Actuarial Loss (Gain)                               1,025       (111)      (283)
  Amendments                                              -        139         49
                                                    -------    -------    -------
    Projected Benefit Obligation at End of Year     $ 2,770    $ 1,458    $ 1,255
                                                    -------    -------    -------

Change in Plan Assets:
  Funded Status                                     $(2,770)   $(1,458)   $(1,255)
  Unrecognized Net Actuarial Loss (Gain)                645       (333)      (242)
  Unrecognized Prior Service Cost                       546        605        525
                                                    -------    -------    -------
    Accrued Benefit Cost                            $(1,579)   $(1,186)   $  (972)
                                                    =======    =======    =======

Weighted-Average Assumptions:
  Discount Rate                                        6.75%      7.25%      7.50%
  Rate of Compensation Increase                        5.50%      5.50%      5.50%

Components of Net Periodic Benefit Costs:
  Service Cost                                      $   118    $    73    $    59
  Interest Cost                                         169        102         83
  Amortization of Prior Service Cost                     59         59         48
  Recognized Net Actuarial Loss (Gain)                   47        (20)       (23)
                                                    -------    -------    -------
    Net Periodic Benefit Cost                       $   393    $   214    $   167
                                                    =======    =======    =======


The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company can be made up to 6% of the participant's compensation at the discretion of the Company. During 2002, 2001 and 2000, no contributions were made by the Company. The participant may choose to invest their contributions into fifteen investment funds available to CCBG participants, including CCBG's common stock.

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.
A total of 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, CCBG did not issue any shares under this plan in 2002, 2001 and 2000.

Note 13
EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)
                                                 2002         2001         2000
                                              ------------------------------------
Numerator:
  Net Income                                  $   23,082   $   16,866   $   18,153
                                              ==========   ==========   ==========
Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                   10,580,228   10,593,566   10,186,199
  Effects of Dilutive Securities
    Associate Stock Incentive Plan                39,267       40,382       28,643
                                              ----------   ----------   ----------

  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                       10,619,495   10,633,948   10,214,842
                                              ==========   ==========   ==========

Basic Earnings Per Share                      $     2.18   $     1.59   $     1.78
                                              ==========   ==========   ==========

Diluted Earnings per Share                    $     2.17   $     1.59   $     1.78
                                              ==========   ==========   ==========

Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2002, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2002 and December 31, 2001 are as follows:


                                                                 To Be Well-
                                            Required          Capitalized Under
                                           For Capital        Prompt Corrective
                       Actual          Adequacy Purposes     Action Provisions
(Dollars in        ------------------------------------------------------------
 Thousands)        Amount    Ratio       Amount    Ratio       Amount     Ratio
-------------------------------------------------------------------------------
As of December 31, 2002:
Tier I Capital:
  CCBG            $154,376   12.03%      $ 51,340   4.00%            *        *
  CCB              150,360   11.73%        51,261   4.00%     $ 76,891    6.00%

Total Capital:
  CCBG             166,871   13.00%       102,681   8.00%            *        *
  CCB              162,855   12.71%       102,522   8.00%      128,152   10.00%

Tier I Leverage:
  CCBG             154,376    8.46%        38,505   3.00%            *        *
  CCB              150,360    8.25%        38,446   3.00%       64,076    5.00%

As of December 31, 2001:
Tier I Capital:
  CCBG            $137,158   10.84%      $ 50,602   4.00%            *        *
  CCB              136,271   10.79%        50,497   4.00%     $ 75,746    6.00%

Total Capital:
  CCBG             149,254   11.80%       101,205   8.00%            *        *
  CCB              148,368   11.75%       100,994   8.00%      126,243   10.00%

Tier I Leverage:
  CCBG             137,158    7.53%        37,952   3.00%            *        *
  CCB              136,271    7.48%        37,813   3.00%       63,121    5.00%

*Non-applicable to bank holding companies.


Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 2003, the bank subsidiary may declare dividends without regulatory approval of $15.5 million plus an additional amount equal to the net profits of the Company's subsidiary bank for 2003 up to the date of any such dividend declaration.

Note 16
RELATED PARTY INFORMATION

The Chairman of the Board of Capital City Bank Group, Inc., is employed by and is the former chairman of the law firm which serves as general counsel to the Company and its subsidiary. Fees paid by the Company and its subsidiary for these services, in aggregate, approximated $647,000, $534,000 and $335,000 during 2002, 2001 and 2000, respectively.

Under a lease agreement expiring in 2024, a bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interest General Partnership L.L.P., provides for annual lease payments of approximately $85,000, to be adjusted for inflation in future years.

At December 31, 2002 and 2001, certain officers and directors were indebted to the Company's bank subsidiary in the aggregate amount of $18.0 million and $12.7 million, respectively. During 2002, $34.0 million in new loans were made and repayments totaled $28.7 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of noninterest income in excess of 1% of total interest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.


(Dollars in Thousands)                2002         2001         2000
---------------------------------------------------------------------
Noninterest Income:
  ATM Fees                           $1,142       $1,015<F1>   $  892<F1>
  Retail Brokerage Fees               1,166          505<F1>      747<F1>
  Merchant Fee Income                 3,715        3,612        3,388
  Interchange Commission Fees         2,133        2,014        1,718
Noninterest Expense:
  Pension Expense                     3,388        2,153          833<F1>
  Associate Insurance                 2,585        2,339        1,697
  Payroll Taxes                       2,177        2,073        1,710
  Maintenance and Repairs             4,198        4,267        2,972
  Professional Fees                   1,895        1,301<F1>    1,331
  Printing & Supplies                 1,772        1,757        1,590
  Commission/Service Fees             3,464        2,863        3,517
  Telephone                           1,832        1,617        1,147<F1>

<F1>  Less than 1% of the appropriate threshold.

Note 18
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS

The Company is a party to financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance-sheet instruments. As of December 31, 2002, the amounts associated with the Company's off-balance-sheet obligations were as follows:

(Dollars in Thousands)                              Amount
----------------------------------------------------------
Commitments to Extend Credit<F1>                  $396,996
Standby Letters of Credit                         $  3,693

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

Note 19
FAIR VALUE OF FINANCIAL INSTRUMENTS

Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include Cash and Due From Banks, Interest Bearing Deposits with Other Banks, Federal Funds Sold, Federal Funds Purchased, Securities Sold Under Repurchase Agreements, and Short-Term Borrowings. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

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

Deposits - The fair value of Noninterest Bearing Deposits, NOW Accounts, Money Market Accounts and Savings Accounts are the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using present value techniques and rates currently offered for deposits of similar remaining maturities.

Long-Term Debt - The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar debt.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. Fair value of these fees is not material.


The Company's financial instruments that have estimated fair values are presented below:


                                                At December 31,
                              -------------------------------------------------
                                       2002                       2001
                              -----------------------   -----------------------
                                           Estimated                 Estimated
                               Carrying      Fair        Carrying      Fair
(Dollars in Thousands)           Value       Value         Value       Value
---------------------------   -----------------------   -----------------------
Financial Assets:
  Cash                        $   89,823   $   89,823   $   92,413   $   92,413
  Short-Term Investments         170,936      170,936      164,417      164,417
  Investment Securities          180,315      180,315      219,073      219,073
  Loans, Net of Allowance
    for Loan Losses            1,272,726    1,331,724    1,231,255    1,305,282
                              ----------   ----------   ----------   ----------
Total Financial Assets        $1,713,800   $1,772,798   $1,707,158   $1,781,185
                              ==========   ==========   ==========   ==========

Financial Liabilities:
  Deposits                    $1,434,200   $1,438,964   $1,550,101   $1,569,116
  Short-Term Borrowings          113,675      113,675       67,042       67,042
  Long-Term Debt                  71,745       72,631       13,570       14,630
                              ----------   ----------   ----------   ----------
Total Financial Liabilities   $1,619,620   $1,625,270   $1,630,713   $1,650,788
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

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:


Parent Company Statements of Income
(Dollars in Thousands)                              2002       2001       2000
-------------------------------------------------------------------------------
OPERATING INCOME
Income Received from Subsidiary Bank:
  Dividends                                       $12,678    $12,963    $ 8,713
  Overhead Fees                                     3,061      2,393      2,373
  Other Income                                         59          -          -
                                                  -------    -------    -------
     Total Operating Income                        15,798     15,356     11,086
                                                  -------    -------    -------

OPERATING EXPENSE
Salaries and Associate Benefits                     2,311      1,878      1,715
Interest on Debt                                        7         83        147
Professional Fees                                     994        399        332
Advertising                                           138        132        100
Legal Fees                                            197         85         67
Other                                                 335        285        341
                                                  -------    -------    -------
Total Operating Expense                             3,982      2,862      2,702
                                                  -------    -------    -------
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Bank     11,816     12,494      8,384
Income Tax Benefit                                   (248)      (124)      (121)
                                                  -------    -------    -------
Income Before Equity in Undistributed
  Earnings of Subsidiary Bank                      12,064     12,618      8,505
Equity in Undistributed Earnings
  of Subsidiary Bank                               11,018      4,248      9,648
                                                  -------    -------    -------
Net Income                                        $23,082    $16,866    $18,153
                                                  =======    =======    =======


The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition
(Dollars in Thousands)                                2002            2001
----------------------------------------------------------------------------
ASSETS
Cash and Due From Subsidiary Bank                   $  3,970        $  3,224
Investment in Subsidiary Bank                        183,780         171,991
Other Assets                                           1,148             892
                                                    --------        --------
  Total Assets                                      $188,898        $176,107
                                                    ========        ========

LIABILITIES
Other Liabilities                                   $  2,367        $  4,324
                                                    --------        --------

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding             -               -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 10,556,968 and 10,642,575
  shares issued and outstanding at December 31,
  2002 and December 31, 2001, respectively               106             106
Additional Paid-In Capital                            14,717          17,178
Retained Earnings                                    168,587         152,149
Accumulated Other Comprehensive Income, Net of Tax     3,121           2,350
                                                    --------        --------
  Total Shareowners' Equity                          186,531         171,783
                                                    --------        --------
  Total Liabilities and Shareowners' Equity         $188,898        $176,107
                                                    ========        ========

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows
(Dollars in Thousands)                           2002        2001        2000
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $23,082     $16,866     $18,153
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in Undistributed
  Earnings of Subsidiary Bank                  (11,018)     (4,248)     (9,648)
Non-Cash Compensation                              892         489         369
(Increase) Decrease in Other Assets               (256)        206        (925)
(Decrease) Increase in Other Liabilities        (2,603)        386        (501)
                                               -------     -------     -------
Net Cash Provided by Operating Activities       10,097      13,699       7,448
                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Received From Acquisitions                  -       1,471           -
                                               -------     -------     -------

CASH FROM FINANCING ACTIVITIES:
Borrowings of Long-Term Debt                     2,040       1,025         500
Repayments of Long-Term Debt                    (2,040)     (2,275)     (2,250)
Payment of Dividends                            (6,644)     (6,376)     (5,549)
Repurchase of Common Stock                      (3,395)     (4,942)     (2,667)
Issuance of Common Stock                           688         435         685
                                               -------     -------     -------
Net Cash Used in Financing Activities           (9,351)    (12,133)     (9,281)
                                               -------     -------     -------

Net Increase (Decrease) in Cash                    746       3,037      (1,833)
Cash at Beginning of Period                      3,224         187       2,020
                                               -------     -------     -------
Cash at End of Period                          $ 3,970     $ 3,224     $   187
                                               =======     =======     =======

Note 21
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. The Company's comprehensive income consists of net income and changes in unrealized gains on securities available-for-sale, net of income taxes. Changes in unrealized gains (net of taxes) on securities are reported as other comprehensive income and totaled $771, $3,872, and $4,668 for 2002, 2001 and 2000, respectively.
Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the years ended December 31, 2002, 2001 and 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On May 29, 2002, the Board of Directors of the Company on the recommendation of its Audit Committee, decided to no longer engage Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and to engage KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year 2002.

For each of the years ended December 31, 2001 and 2000, Arthur Andersen's reports on the Company's consolidated financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through May 29, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2001 and 2000, the Company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 301(a)(2)(i) and (ii) of Regulation S-K. During the year ended December 31, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to KPMG's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements included herein.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Nominees for Election as Directors" and "Continuing Directors and Executive Officers" in the Registrant's Proxy Statement dated April 2, 2003, to be filed on or about April 2, 2003.

Item 11.  Executive Compensation

Incorporated herein by reference to the sections entitled "Summary Compensation Table" and the subsection entitled "What are directors paid for their services?" under the section entitled "Corporate Governance" in the Registrant's Proxy Statement dated April 2, 2003, to be filed on or about April 2, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the section entitled "Share Ownership" in the Registrant's Proxy Statement dated April 2, 2003, to be filed on or about April 2, 2003.

Equity Compensation Plan Information

The following table summarizes information about the Company's equity compensation plans as of December 31, 2002. All outstanding awards relate to the Company's common stock. For additional information about the Company's equity compensation plans, see Stock Based Compensation in note 1 to our consolidated financial statements.


                                                                          Number of securities
                                                                        remaining available for
                          Number of securities      Weighted-average     future issuance under
                           to be issued upon       exercise price of      equity compensation
                             exercise of              outstanding           plans (excluding
                         outstanding options,      options, warrants     securities reflected in
Plan Category            warrants and rights          and rights               column (a))
--------------------    ----------------------    -------------------    -------------------------
                                  (a)                     (b)                       (c)
Equity                                    -                       -                       909,938
Compensation
Plans Approved by
Securities
Holders

Equity                                    -                       -                             -
Compensation
Plans Not
Approved by
Securities
Holders
--------------------    ----------------------    -------------------    -------------------------
                                          -                       -                       909,938
--------------------    ----------------------    -------------------    -------------------------



Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Transactions With Management and Related Parties" under the section entitled "Executive Officers and Transactions with Management" in the Registrant's Proxy Statement dated April 2, 2003, to be filed on or about April 2, 2003.

PART IV

Item 14. Evaluation Of Disclosure Controls And Procedures Changes In Internal Controls

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within ninety (90) days prior to the date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROLS

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company's internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         Independent Auditors' Report

         Report of Independent Public Accountants

         Consolidated Statements of Income for Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Financial Condition as of December 31, 2002 and 2001

         Consolidated Statements of Changes in Shareowners' Equity for Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

         Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

     3.  Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K
Exhibit
Table
Item No.     Description of Exhibit

2(a) Agreement and Plan of Merger, dated as of September 25, 2000, by and between Capital City Bank Group, Inc. and First Bankshares of West Point, Inc. - incorporated herein by reference to Exhibit 2(d) of the Registrant's Form 10-K (filed 3/30/01).

2(b) Purchase and Assumption Agreement, dated as of October 3, 2000, by and between Capital City Bank and First Union National Bank - incorporated herein by reference to Exhibit 2(e) of the Registrant's Form 10-K (filed 3/30/01).

2(c) Plan of Merger and Merger Agreement, dated August 23, 2001, by and between Capital City Bank and First National Bank of Grady County - incorporated herein by reference to Exhibit 2(f) of the Registrant's Form 10-K (filed 3/28/02).

3(a) Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant's 1996 Proxy Statement (filed 4/11/96).

3(b)         Amended and Restated Bylaws - incorporated herein by reference to
             Exhibit 3(b) of the Registrant's Form 10-Q (filed 1/13/97).

Reg. S-K
Exhibit
Table
Item No.     Description of Exhibit

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

10(d) Capital City Bank Group, Inc. Supplemental Executive Retirement Plan filed with this report.

21           Subsidiaries - Filed with this report.

23           Consent of Independent Auditors - Filed with this report.

99.1         Certification required by the Chief Executive Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

99.2         Certification required by the Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the fourth quarter of fiscal year 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 27, 2003, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
-----------------------------
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2003 by the following persons in the capacities indicated.


/s/ William G. Smith, Jr.
-----------------------------
William G. Smith, Jr.
President and Chief Executive Officer
(Principal Executive Officer)


/s/ J. Kimbrough Davis
-----------------------------
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:

/s/ DuBose Ausley
-----------------------------
DuBose Ausley


/s/ Thomas A. Barron
-----------------------------
Thomas A. Barron


/s/ Cader B. Cox, III
-----------------------------
Cader B. Cox, III


/s/ John K. Humphress
-----------------------------
John K. Humphress


/s/ Lina S. Knox
-----------------------------
Lina S. Knox


/s/ John R. Lewis
-----------------------------
John R. Lewis


/s/ William G. Smith, Jr.
-----------------------------
William G. Smith, Jr.

CERTIFICATIONS

I, William G. Smith, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Capital City Bank Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ William G. Smith, Jr.
-----------------------------
William G. Smith, Jr.
President and Chief Executive Officer

CERTIFICATIONS

I, J. Kimbrough Davis, certify that:

1. I have reviewed this annual report on Form 10-K of Capital City Bank Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

4. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ J. Kimbrough Davis
-----------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer