Form 10-Q
period 2003-03-31
CAPITAL CITY BANK GROUP INC
filed 2003-05-15
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                           For the Quarter Ended:
                               March 31, 2003
                               --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.     Yes [x]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes [X]    No [ ]

As of April 30, 2003, there were issued and outstanding 10,565,711 shares of the registrant's common stock.

                     CAPITAL CITY BANK GROUP, INC.

                        FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                       PAGE NUMBER
----         -----------------------------                       -----------

1.           Consolidated Financial Statements                       3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          11

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                            21

4.           Controls and Procedures                                23

ITEM         PART II. OTHER INFORMATION
----         --------------------------

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                       23

6.           Exhibits and Reports on Form 8-K                        23

Signatures                                                           23



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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31
            (Dollars In Thousands, Except Per Share Amounts)
                             (UNAUDITED)


                                                     2003                    2002
------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                        $   23,174              $   23,826
Investment Securities:
  U. S. Treasury                                         136                       -
  U. S. Government Agencies and Corporations             866                   1,447
  States and Political Subdivisions                      631                     719
  Other Securities                                       178                     533
Funds Sold                                               352                     516
                                                  ----------              ----------
    Total Interest Income                             25,337                  27,041
                                                  ----------              ----------

INTEREST EXPENSE
Deposits                                               3,226                   6,847
Short-Term Borrowings                                    329                     160
Long-Term Debt                                           545                     190
                                                  ----------              ----------
    Total Interest Expense                             4,100                   7,197
                                                  ----------              ----------

Net Interest Income                                   21,237                  19,844
Provision for Loan Losses                                779                     802
                                                  ----------              ----------
Net Interest Income After Provision
  for Loan Losses                                     20,458                  19,042
                                                  ----------              ----------

NONINTEREST INCOME
Service Charges on Deposit Accounts                    3,967                   2,709
Data Processing                                          558                     501
Asset Management Fees                                    605                     630
Mortgage Banking Revenues                              1,576                   1,247
Other                                                  3,471                   3,207
                                                  ----------              ----------
    Total Noninterest Income                          10,177                   8,294
                                                  ----------              ----------

NONINTEREST EXPENSE
Salaries and Associate Benefits                       11,370                  10,544
Occupancy                                              1,369                   1,394
Furniture and Equipment                                1,795                   1,896
Other                                                  6,136                   5,631
                                                  ----------              ----------
    Total Noninterest Expense                         20,670                  19,465
                                                  ----------              ----------

Income Before Income Taxes                             9,965                   7,871
Income Taxes                                           3,604                   2,760
                                                  ----------              ----------

NET INCOME                                        $    6,361              $    5,111
                                                  ==========              ==========

Basic Net Income Per Share                        $      .60              $      .48
Diluted Net Income Per Share                      $      .60              $      .48
Cash Dividends Per Share                          $    .1700              $    .1525
Average Basic Shares Outstanding                  10,565,539              10,644,266
Average Diluted Shares Outstanding                10,602,739              10,674,554

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                     (Dollars In Thousands, Except Per Share Amounts)
                                       (UNAUDITED)

                                                     March 31,           December 31,
                                                       2003                  2002
-------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                             $   85,796            $   89,823
Funds Sold                                             176,428               170,936
                                                    ----------            ----------
  Total Cash and Cash Equivalents                      262,404               260,759

Investment Securities, Available-for-Sale              190,119               180,315

Loans, Net of Unearned Interest                      1,311,556             1,285,221
  Allowance for Loan Losses                            (12,437)              (12,495)
                                                    ----------            ----------
    Loans, Net                                       1,299,119             1,272,726

Premises and Equipment, Net                             51,484                48,897
Intangibles                                             28,223                29,034
Other Assets                                            33,168                33,040
                                                    ----------            ----------
    Total Assets                                    $1,864,517            $1,824,771
                                                    ==========            ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  426,269            $  406,081
  Interest Bearing Deposits                          1,032,801             1,028,119
                                                    ----------            ----------
    Total Deposits                                   1,459,070             1,434,200

Short-Term Borrowings                                  140,138               113,675
Long-Term Debt                                          53,651                71,745
Other Liabilities                                       20,644                18,620
                                                    ----------            ----------
    Total Liabilities                                1,673,503             1,638,240

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                   -                     -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 10,565,708 issued and outstanding
  at March 31, 2003 and 10,556,968 issued and
  outstanding at December 31, 2002                         106                   106
Additional Paid-In Capital                              15,120                14,717
Retained Earnings                                      173,152               168,587
Accumulated Other Comprehensive Income, Net of Tax       2,636                 3,121
                                                    ----------            ----------
    Total Shareowners' Equity                          191,014               186,531
                                                    ----------            ----------
      Total Liabilities and Shareowners' Equity     $1,864,517            $1,824,771
                                                    ==========            ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE PERIODS ENDED MARCH 31
                                (Dollars in Thousands)
                                     (UNAUDITED)

                                                         2003                  2002
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  6,361             $  5,111
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                779                  802
    Depreciation                                           1,151                1,238
    Net Securities Amortization                              532                  275
    Amortization of Intangible Assets                        811                  811
    Gain on Sale of Securities                               (11)                   -
    Non-Cash Compensation                                    228                  245
    Net Decrease in Other Assets                             202                1,468
    Net Increase in Other Liabilities                      2,191                1,283
                                                        --------             --------
Net Cash Provided by Operating Activities                 12,244               11,233
                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale                35,464               14,497
Purchase of Investment Securities                        (46,554)             (16,137)
Net (Increase) Decrease in Loans                         (27,222)              12,431
Purchase of Premises & Equipment                          (3,739)              (1,309)
Sales of Premises & Equipment                                  1                   86
                                                        --------             --------
Net Cash (Used In) Provided by Investing Activities      (42,050)               9,568
                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits                       24,870              (58,579)
Net Increase in Short-Term Borrowings                      6,463               27,246
Borrowing of Long-Term Debt                                2,560                  775
Repayment of Long-Term Debt                                 (653)              (1,029)
Dividends Paid                                            (1,796)              (1,632)
Repurchase of Common Stock                                     -                 (605)
Issuance of Common Stock                                       7                   43
                                                        --------             --------
Net Cash Provided By (Used In) Financing Activities       31,451              (33,781)
                                                        --------             --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                         1,645              (12,980)
Cash and Cash Equivalents at Beginning of Period         260,759              256,830
                                                        --------             --------
Cash and Cash Equivalents at End of Period              $262,404             $243,850
                                                        ========             ========

Supplemental Disclosure:
  Interest Paid on Deposits                             $  3,008             $  8,274
                                                        ========             ========
  Interest Paid on Debt                                 $    886             $    350
                                                        ========             ========
  Transfer of Loans to ORE                              $     50             $    286
                                                        ========             ========
  Income Taxes Paid                                     $    948             $    910
                                                        ========             ========
  Issuance of Common Stock as Non-Cash Compensation     $    333             $    245
                                                        ========             ========
  Transfer of Current Portion of Long-Term Debt to
    Short-Term Borrowings                               $ 20,000             $      -
                                                        ========             ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

Basis of Presentation
---------------------

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of operations for the three month periods ended March 31, 2003 and 2002, and cash flows for the three month periods ended March 31, 2003 and 2002.

The Company and its subsidiaries follow accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 2002 Annual Report on Form 10-K.

Stock-based Compensation
------------------------

As of March 31, 2003, the Company had three stock-based employee compensation plans, consisting of the Associate Stock Incentive Plan ("AIP"), the Associate Stock Purchase Plan ("ASPP") and the Director Stock Purchase Plan ("DSPP"). In addition to stock-based compensation plans, the Company also executed an employee incentive stock option arrangement effective January 1, 2003. Prior to 2003, the Company accounted for its stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Stock-based employee compensation cost is reflected in 2002 net income for only the AIP, as the ASPP and DSPP were considered noncompensatory under the provisions of APB 25. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plans vest over periods ranging from six-months to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and APB 25, the differences in what instruments are considered noncompensatory, and the fact that awards granted prior to January 1, 2003 remain accounted for under APB
25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                  Period Ended March 31,
                                                 ------------------------
(Dollars in Thousands, Except Per Share Data)      2003           2002
-------------------------------------------------------------------------
Net income, as reported                          $  6,361       $  5,111

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                          141            138

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards,
net of related tax effects                            (99)           (97)
                                                 --------       --------

Pro forma net income                             $  6,403       $  5,152
                                                 --------       --------

Earnings per share:
  Basic-as reported                              $    .60       $    .48
                                                 --------       --------
  Basic-pro forma                                $    .61       $    .48
                                                 --------       --------

  Diluted-as reported                            $    .60       $    .48
                                                 --------       --------
  Diluted-pro forma                              $    .60       $    .48
                                                 --------       --------


(2) INVESTMENT SECURITIES
    ---------------------

The carrying values and related market value of investment securities at March 31, 2003 and December 31, 2002 were as follows (dollars in thousands):

                                                 March 31, 2003
                                  -------------------------------------------
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value
------------------                ---------  ----------  ----------  --------
U.S. Treasury                     $ 41,221     $   48       $ -      $ 41,269
U.S. Government Agencies
  and Corporations                  43,455        641         -        44,096
States and Political Subdivisions   61,606      2,450         1        64,055
Mortgage-Backed Securities          27,005        837         -        27,842
Other Securities                    12,671        186         -        12,857
                                  --------     ------       ---      --------
     Total                        $185,958     $4,162       $ 1      $190,119
                                  ========     ======       ===      ========

                                                December 31, 2002
                                  -------------------------------------------
                                  Amortized  Unrealized  Unrealized   Market
Available-For-Sale                  Cost       Gains       Losses      Value
------------------                ---------  ----------  ----------  --------
U.S. Treasury                     $ 10,438     $    5       $ -      $ 10,443
U.S. Government Agencies
  and Corporations                  51,075        884         -        51,959
States and Political Subdivisions   62,845      2,632         2        65,475
Mortgage-Backed Securities          34,750      1,180         -        35,930
Other Securities                    16,281        227         -        16,508
                                  --------     ------       ---      --------
     Total                        $175,389     $4,928       $ 2      $180,315
                                  ========     ======       ===      ========

(3) LOANS
    -----

The composition of the Company's loan portfolio at March 31, 2003 and December 31, 2002 was as follows (dollars in thousands):

                                    March 31, 2003     December 31, 2002
                                    --------------     -----------------
Commercial, Financial
  and Agricultural                   $  146,293           $  141,459
Real Estate - Construction               87,283               91,110
Real Estate - Commercial Mortgage       382,778              356,807
Real Estate - Residential               335,332              336,705
Real Estate - Home Equity                95,319               92,277
Real Estate - Loans Held-for-Sale         6,855               22,454
Consumer                                226,967              221,776
Other Loans <F1>                         30,729               22,633
                                     ----------           ----------
   Loans, Net of Unearned Interest   $1,311,556           $1,285,221
                                     ==========           ==========

<F1> Consists primarily of loans-in-process.

(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the three-month periods ended March 31, 2003 and 2002, was as follows (dollars in thousands):

                                                  March 31,
                                         --------------------------
                                          2003               2002
                                         -------            -------
Balance, Beginning of Period             $12,495            $12,096
Provision for Loan Losses                    779                802
Recoveries on Loans Previously
  Charged-Off                                211                355
Loans Charged-Off                         (1,048)            (1,140)
                                         -------            -------
Balance, End of Period                   $12,437            $12,113
                                         =======            =======


Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below
(dollars in thousands):

                                                         March 31,
                                      ------------------------------------------------
                                             2003                        2002
                                      --------------------       ---------------------
                                                 Valuation                   Valuation
                                      Balance    Allowance       Balance     Allowance
                                      ---------------------      ---------------------
Impaired Loans:
With Related Valuation Allowance      $  641       $227          $1,523        $379
Without Related Valuation Allowance      732          -             733           -
Average Recorded Investment
   for the Period                      1,451          *           2,444           *

* Not Applicable


The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the periods ended March 31, 2003 and 2002, the Company recognized $5,000 and $27,000, respectively, in interest income on impaired loans, all of which was collected in cash.

(5) DEPOSITS
    --------

The composition of the Company's interest-bearing deposits at March 31, 2003 and December 31, 2002 was as follows (dollars in thousands):

                                    March 31, 2003     December 31, 2002
                                    --------------     -----------------
NOW Accounts                          $  280,335          $  276,487
Money Market Accounts                    205,940             209,508
Savings Deposits                         108,632             104,053
Time Deposits                            437,894             438,071
                                      ----------          ----------
  Total Interest Bearing Deposits     $1,032,801          $1,028,119
                                      ==========          ==========


(6)  INTANGIBLE ASSETS
     -----------------

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The adoption of SFAS 142 required the Company to discontinue goodwill amortization and identify reporting units to which the goodwill related for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset may not be
recoverable.   In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit with goodwill.



The Company had intangible assets of $28.2 million and $29.0 million at March
31, 2003 and December 31, 2002, respectively. Intangible assets were as follows (dollars in thousands):

                                    March 31, 2003               December 31, 2002
                                -----------------------       -----------------------
                                Gross      Accumulated        Gross      Accumulated
Description                     Amount     Amortization       Amount     Amortization
-----------                     -------    ------------       -------    ------------
Core Deposit  Intangibles       $33,752      $12,209          $33,752       $11,398
Goodwill                         10,466        3,786           10,466         3,786
                                -------      -------          -------       -------
  Total Intangible Assets       $44,218      $15,995          $44,218       $15,184
                                =======      =======          =======       =======


Net Core Deposit Intangibles:

As of March 31, 2003 and December 31, 2002, the Company had net core deposit intangibles of $21.5 million and $22.5 million, respectively. The adoption of SFAS 142 did not have a material impact on the useful lives assigned to the Company's intangible assets subject to amortization. Amortization expense for the first three months of 2003 and 2002 was $811,000 for both periods, respectively.

Goodwill:

As of March 31, 2003 and December 31, 2002, the Company had goodwill, net of accumulated amortization, of $6.7 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142.

(7) COMPREHENSIVE INCOME
    --------------------

SFAS No. 130, Reporting Comprehensive Income, requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. The Company's comprehensive income consists of net income and changes in unrealized gains on securities available-for-sale, net of income taxes. Changes in unrealized gains/losses (net of taxes) on securities are reported as other comprehensive income and totaled a loss of $485,000 and $386,000 for the three months ended March 31, 2003 and 2002, respectively. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the three months ended March 31, 2003 and 2002.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)
                           2003                         2002                                      2001
                        ----------  ----------------------------------------------  ----------------------------------
                           First      Fourth      Third       Second      First       Fourth      Third      Second
                        ----------  ----------------------------------------------  ----------------------------------
Summary of Operations:
  Interest Income       $   25,337  $   26,052  $   26,403  $   26,599  $   27,041  $   28,706  $   30,258  $   30,882
  Interest Expense           4,100       4,667       4,946       5,693       7,197       9,454      12,256      13,396
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income       21,237      21,385      21,457      20,906      19,844      19,252      18,002      17,486
    Provision for
    Loan Losses                779         863         991         641         802         932       1,222       1,007
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses         20,458      20,522      20,466      20,265      19,042      18,320      16,780      16,479
  Noninterest Income        10,177      11,243       9,087       8,552       8,294       8,536       7,918       8,255
  Conversion/
    Merger Expense               -          59           -          39         114         588           -           -
  Noninterest Expense       20,670      21,316      20,526      20,293      19,351      19,251      18,993      18,132
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes             9,965      10,390       9,027       8,485       7,871       7,017       5,705       6,602
  Provision for
    Income Taxes             3,604       3,668       3,226       3,037       2,760       2,522       1,963       2,322
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income            $    6,361  $    6,722  $    5,801  $    5,448  $    5,111  $    4,495  $    3,742  $    4,280
                        ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)        $   21,607  $   21,786  $   21,873  $   21,331  $   20,284  $   19,689  $   18,431  $   17,935

Per Common Share:
  Net Income Basic      $      .60  $      .63  $      .55  $      .52  $      .48  $      .42  $      .35  $      .40
  Net Income Diluted           .60         .63         .55         .51         .48         .42         .35         .40
  Dividends Declared         .1700       .1700       .1525       .1525       .1525       .1525       .1475       .1475
  Diluted Book Value         18.02       17.60       17.18       16.74       16.38       16.08       16.24       15.87
  Market Price:
    High                     40.40       40.05       36.94       34.80       27.50       24.67       25.25       25.00
    Low                      33.51       27.83       27.90       25.75       22.65       21.90       20.87       19.88
    Close                    39.11       39.19       33.06       34.53       27.00       24.23       23.47       24.87

Selected Average
Balances:
  Loans                 $1,289,161  $1,292,893  $1,266,591  $1,234,787  $1,229,344  $1,242,516  $1,204,323  $1,192,103
  Earning Assets         1,615,286   1,591,536   1,511,485   1,547,603   1,575,698   1,584,225   1,561,519   1,556,186
  Assets                 1,796,657   1,762,174   1,678,620   1,720,095   1,748,211   1,756,995   1,734,392   1,733,115
  Deposits               1,407,763   1,404,818   1,388,396   1,440,615   1,467,257   1,488,961   1,483,527   1,479,159
  Shareowners' Equity      190,416     185,412     180,910     176,678     175,485     176,549     170,511     169,516
  Common Equivalent
    Average Shares:
      Basic                 10,566      10,552      10,551      10,576      10,644      10,674      10,685      10,713
      Diluted               10,603      10,591      10,590      10,606      10,675      10,715      10,693      10,721

Ratios:
  ROA                        1.44%       1.51%       1.37%       1.27%       1.19%       1.01%        .86%        .99%
  ROE                       13.55%      14.38%      12.72%      12.37%      11.81%      10.10%       8.71%      10.13%
  Net Interest
    Margin (FTE)             5.42%       5.44%       5.74%       5.52%       5.22%       4.93%       4.70%       4.62%
  Efficiency Ratio          62.48%      62.08%      63.68%      65.20%      64.88%      65.30%      68.17%      65.09%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The Financial Review is divided into subsections entitled "Results of Operations," "Financial Condition," "Liquidity and Capital Resources" and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2003 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiaries, collectively, are referred to as "CCBG" or the "Company." Capital City Bank is referred to as "CCB" or the "Bank."

The period-to-date averages used in this report are based on daily balances for each respective period. In certain circumstances, comparing average balances for the comparable quarters of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table I for average balances and interest rates presented on a quarterly basis.

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

   *  Changes in U.S. foreign or military policy;

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

   * The growth and profitability of our noninterest or fee income being less than expected;

   *  Unanticipated regulatory or judicial proceedings;

   * The impact of changes in accounting policies by the Securities and Exchange Commission;

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

The Company is headquartered in Tallahassee, Florida and as of March 31, 2003 had 53 offices covering 17 counties in Florida, four counties in Georgia and one county in Alabama.

RESULTS OF OPERATIONS

Net Income
----------

Earnings, including the effects of intangible amortization, were $6.4 million, or $.60 per diluted share, for the first quarter of 2003. This compares to $5.1 million, or $.48 per diluted share for the first quarter of 2002. Amortization of intangible assets, net of taxes, totaled $811,000 for the first quarter in 2003 and 2002, or $.05 and $.04 per diluted share, respectively.

The Company experienced growth in operating revenues of 11.2% over the comparable quarter in 2002. This increase is primarily due to growth in the taxable equivalent net interest income of 6.5% and noninterest income of 22.7%. The net interest margin increased 20 basis points over the first quarter of 2002 to a level of 5.42%, attributable to an 83 basis point reduction in the Company's cost of funds. Growth in noninterest income resulted from increased deposit fees, reflecting higher overdraft and NSF fees. Mortgage banking revenues remained strong and continued to reflect the higher volume of fixed rate residential mortgages sold to the secondary market.

A condensed earnings summary is presented below (Dollars in Thousands):

                                         For the Three Months
                                            Ended March 31,
                                     ----------------------------
                                       2003                 2002
                                     -------              -------
Interest Income                      $25,337              $27,041
Taxable Equivalent Adjustment <F1>       370                  440
                                     -------              -------
Interest Income (FTE)                 25,707               27,481
Interest Expense                       4,100                7,197
                                     -------              -------
Net Interest Income (FTE)             21,607               20,284
Provision for Loan Losses                779                  802
Taxable Equivalent Adjustment            370                  440
                                     -------              -------
Net Int. Inc. After Provision         20,458               19,042
Noninterest Income                    10,177                8,294
Noninterest Expense                   20,670               19,465
                                     -------              -------
Income Before Income Taxes             9,965                7,871
Income Taxes                           3,604                2,760
                                     -------              -------
Net Income                           $ 6,361              $ 5,111
                                     =======              =======

Percent Change                        24.46%               17.52%

Return on Average Assets <F2>          1.44%                1.19%

Return on Average Equity <F2>         13.55%               11.81%

<F1> Computed using a statutory tax rate of 35%
<F2> Annualized

Net Interest Income
-------------------

First quarter taxable-equivalent net interest income increased $1.3 million, or 6.5%, over the comparable quarter in 2002. The favorable impact of lower funding costs and growth in earning assets was partially offset by declining asset yields attributable to the low interest rate environment. Table I on page 20 provides a comparative analysis of the Company's average balances and interest rates.

Taxable equivalent interest income decreased $1.8 million, or 6.5% from the comparable quarter in 2002. Earning assets repriced at lower levels, reflecting the rate environment and strong market competition. New loan production and repricing of existing earning assets produced a 52 basis point reduction in the yield on earning assets, which declined from 7.07% for the first quarter in 2002 to 6.45% for the same period in 2003. Growth in earning assets and the favorable shift in mix partially offset the decline in yield.

Interest expense decreased $3.1 million, or 43.0%, over the first quarter of 2002. The general decline in interest rates produced favorable rate variances on interest bearing liabilities. This was further enhanced by a favorable shift in mix, as certificates of deposit (generally a higher cost deposit product) declined relative to total deposits. Certificates of deposit, as a percent of average deposits, declined from 38.8% in 2002 to 30.9% in 2003. The average rate paid on interest bearing liabilities in 2003 declined 102 basis points over first quarter 2002, to a level of 1.39%.

The Company's interest rate spread (defined as the average taxable equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.66% in the first quarter of 2002 to 5.06% in the comparable quarter for 2003. The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.22% in the first quarter of 2002 versus 5.42% in the first quarter of 2003. The improvement in both the spread and margin reflects the lower cost of funds.

Provisions for Loan Losses
--------------------------

The provision for loan losses of $779,000 for the quarter was slightly lower than the first quarter of 2002 due to continued improvement in the Bank's overall credit quality.

Net charge-offs increased $52,000 from the first quarter of 2002, but remain at historically low levels. In both periods net charge-offs represented .26% of average loans for the quarter. The Company's non-performing assets ratio improved to .29% at March 31, 2003 compared to .30% for year-end 2002 and ..35% at March 31, 2002.

Charge-off activity for the respective periods is set forth below:

                                               Three Months Ended
                                                    March 31,
                                              --------------------
(Dollars in Thousands)                         2003          2002
------------------------------------------------------------------
CHARGE-OFFS
Commercial, Financial and Agricultural        $  142        $  184
Real Estate - Construction                         -             -
Real Estate - Commercial Mortgage                  -             -
Real Estate - Residential                         19            64
Consumer                                         887           892
                                              ------        ------
  Total Charge-offs                            1,048         1,140
                                              ------        ------

RECOVERIES
Commercial, Financial and Agricultural            14            46
Real Estate - Construction                         -             -
Real Estate - Commercial Mortgage                  -             -
Real Estate - Residential                          -             1
Consumer                                         197           308
                                              ------        ------
  Total Recoveries                               211           355
                                              ------        ------

Net Charge-offs                               $  837        $  785
                                              ======        ======

Net Charge-Offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                      .26%          .26%
                                              ======        ======

At March 31, 2003, the allowance for loan losses totaled $12.4 million, constant with year-end 2002. At quarter-end 2003, the allowance represented 0.95% of total loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio as of March 31, 2003.

Noninterest Income
------------------

Noninterest income increased $1.9 million, or 22.7%, over the first quarter of 2002, driven primarily by higher deposit fees and mortgage banking revenues. Noninterest income represented 32.4% of operating revenue for the first quarter of 2003, compared to 29.5% for the first quarter of 2002. Both deposit fee income and mortgage banking revenues are expected to remain strong during the second quarter.

Service charges on deposit accounts increased $1.3 million, or 46.4%. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The higher revenues in the first quarter of 2003, compared to 2002, are primarily attributable to an increase in overdraft/NSF fees, which is anticipated to have a favorable impact throughout the remainder of the year.

Data processing revenues of $558,000 for the first quarter of 2003 reflect an increase of $57,000, or 11.4%, over the comparable period in 2002. The Company currently provides data processing services for six financial clients, an increase of one from the first quarter ended 2002. During the first quarter of 2003, financial clients represented approximately 63.0% of total processing revenues compared to 61.4% in the comparable period in 2002. Management believes quarterly revenues for the remainder of 2003 will remain consistent with the revenues generated in the first quarter.

Income from asset management activities decreased $25,000, or 4.0%, over the comparable quarter in 2002. Fees lost due to the decline in stock market values over the past year have outpaced the incremental revenues attributable to new business development, as fees are primarily based on portfolio market values at quarter-end. At March 31, 2003, assets under management totaled $335.6 million, representing a decline of $5.8 million, or 1.7% from the comparable period in 2002.

Mortgage banking revenues increased $329,000, or 26.4%, over the comparable quarter in 2002. The Company continues to be among the leaders in the production of residential mortgage loans in most of its markets. The Bank generally sells into the secondary market all fixed rate residential loan production. The low interest rates continue to produce a high level of fixed rate production and increased mortgage banking revenues. The level of interest rates, origination volume and percent of fixed rate production is expected to impact the Company's ability to maintain the current level of mortgage banking revenues throughout the remainder of 2003.

Other income increased $253,000, or 7.91%, over the comparable quarter of 2002. The Company experienced increases in retail brokerage fees of $46,000, ATM/Visa settlement fees of $70,000, merchant card processing fees of $128,000, and ATM surcharge fees of $58,000.

Noninterest income as a percent of average assets was 2.30% for the first quarter of 2003, compared to 1.92% for the first quarter of 2002, driven primarily by increases in deposit fees and mortgage banking revenues.

Noninterest Expense
-------------------

Noninterest expense in the first quarter of 2003 increased $1.2 million, or 6.2%, over the first quarter of 2002. Factors impacting the Company's noninterest expense during the first quarter of 2003 are discussed below.

Compensation expense increased $826,000, or 7.8%, over the first quarter of 2002. The company experienced increases in pension costs of $393,000, higher healthcare insurance premiums of $162,000, and salaries of $240,000. The higher pension costs is a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline. Healthcare premiums have risen due to the addition of plan participants and the rising costs charged by healthcare providers.

Occupancy expense, including premises, furniture, fixtures and equipment decreased $126,000, or 3.8%, over the first quarter of 2002. The Company experienced decreases in depreciation of $87,000, and maintenance and repairs of $48,000 from the comparable period in 2002. The decrease in depreciation is primarily attributable to the unusually high level of depreciation incurred during first quarter of 2002 due to the running of dual data processing systems. Occupancy costs are expected to increase over the course of 2003 due to the opening of three full-service banking offices.

Other noninterest expense increased $505,000, or 9.0%. The increase was primarily the result of: (1) higher EDP processing services of $129,000 resulting from the system conversion during 2002; (2) higher legal costs of $110,000 primarily resulting from litigation costs and new corporate governance compliance requirements; (3) increased ATM/Visa settlement service fees of $152,000 resulting from higher transaction volumes in merchant services; and (4) miscellaneous expenses of $139,000.

Net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization) as a percent of average assets was 2.19% in the first quarter of 2003 compared to 2.40% in 2001. The Company's efficiency ratio (noninterest expense, excluding intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 62.48% in the first quarter 2003 compared to 64.88% for the comparable quarter in 2002. This improvement is attributable to growth in operating revenues.

Income Taxes
------------

The provision for income taxes increased $844,000, or 30.6%, over the first quarter of 2002, reflecting higher taxable income as a result of a decline in tax-exempt income. The Company's effective tax rate for the first quarter of 2003 was 36.2% compared to 35.1% for the same quarter in 2002. The increase in the effective tax rate is primarily attributable to a reduction in tax-exempt municipal interest.

FINANCIAL CONDITION

The Company's average assets increased $48.4 million, or 2.8%, from $1.7 billion at March 31, 2002 to $1.8 billion in the comparable quarter of 2003. Average earning assets of $1.6 billion, increased $39.6 million, or 2.5% from the comparable quarter of 2002. Throughout 2002 and the first quarter of 2003, there was a favorable shift in mix of earning assets as the Company continues to experience net loan growth. Loan growth was primarily funded through existing liquidity and the maturity of investment securities. Table I on page 20 presents average balances for the three month periods ended March 31, 2003 and 2002.

Average loans increased $59.8 million, or 4.9%, over the comparable period in 2002. The strong production levels have resulted in growth in all loan categories, with the exception of residential 1-4 family. The decline in residential 1-4 family was a result of the high level of refinancing activity that continues to occur. Loans as a percent of average earning assets increased to 79.8% for the first quarter of 2003, compared to 78.0% for the first quarter of 2002. Price and product competition remain strong. With the lower rate environment, there continues to be an increased demand for fixed-rate, longer term financing. Management anticipates moderate to strong loan production during the second quarter of 2003 in the majority of its markets.

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

The allowance for loan losses at March 31, 2003 was $12.4 million, slightly higher than the $12.1 million recorded at March 31, 2002. The allowance as a percent of total loans was 0.95% in 2003, versus 0.98% at March 31, 2002. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at March 31, 2003 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

The Company continues to operate with a high level of liquidity with average funds sold of $122.7 million. This represents a slight decline of $4.9 million, or 3.8% from the March 31, 2002 level of $127.6 million. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2003, the average investment portfolio decreased $15.3 million, or 7.0%, from the first quarter of 2002. The decline was partially offset by management's decision to purchase available-for-sale securities during the fourth quarter of 2002 and early first quarter of 2003. The excess funds generated from the securities maturing were partially used to fund loan growth. Management will continue to evaluate the need to purchase securities for the investment portfolio throughout 2003.

Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 2003, shareowners' equity included a net unrealized gain of $2.6 million compared to a gain of $3.1 million at December 31, 2002. The decrease in value reflects a slight increase in interest rates during the first quarter.

The Company's nonperforming loans were $3.8 million at March 31, 2003, versus $4.3 million for the same period in 2002. As a percent of nonperforming loans, the allowance for loan losses represented 485% at March 31, 2003 versus 498% at December 31, 2002 and 421% at March 31, 2002. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.2 million at March 31, 2003, versus $1.3 million at December 31, 2002 and $1.4 million at March 31, 2002. The ratio of nonperforming assets as a percent of loans plus other real estate was .29% at March 31, 2003 compared to .30% at December 31, 2002 and .35% at March 31, 2002.

Average deposits decreased $59.5 million from $1.5 billion in the first quarter of 2002, to $1.4 billion in the first quarter of 2003. The Company experienced a steep decline in certificates of deposit throughout 2002. This decline was partially offset by growth of nonmaturity deposits which created a favorable shift in the deposit mix and a positive impact on the Bank's cost of funds.
The shift in mix and certificate of deposit run-off in the remainder of 2003, if any, is anticipated to be at a slower pace than experienced during 2002.

The ratio of average noninterest bearing deposits to total deposits was 27.6% for the first quarter of 2003 compared to 23.4% for the first quarter of 2002. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 74.1% compared to 76.8%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances. The Company maintains a $25.0 million revolving line of credit. As of March 31, 2003, the Company had no borrowings under the revolving line of credit.

During the first quarter of 2003, the Company borrowed $2.6 million from the Federal Home Loan Bank to fund loan growth. This borrowing was priced at 4.36% and has a maturity of 15 years. During the third quarter of 2002, the Company borrowed $75 million from the Federal Home Loan Bank to fund growth in loan demand and the decline in certificates of deposit. The borrowing consists of four separate advances with maturities ranging from 12 to 36 months and a weighted average rate of 2.51%.

The Company's equity capital was $191.0 million as of March 31, 2003 compared to $186.5 million as of December 31, 2002. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.59% at March 31, 2003 compared to 8.46% at December 31, 2002. Further, the Company's risk-adjusted capital ratio of 12.47% at March 31, 2003, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first quarter of 2003 totaled $.1700 per share compared to $.1525 per share for the first quarter of 2002, an increase of 11.5%. The dividend payout ratios for the first quarter ended 2003 and 2002 were 28.3% and 31.8%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At March 31, 2003, these regulations and covenants did not impair the Company's (or its subsidiaries') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2003, shareowners' equity increased $4.5 million, or 9.7%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $6.4 million and the issuance of common stock of $63,000. Equity was reduced by dividends paid during the first quarter of $1.8 million, or $.1700 per share and a reduction in the net unrealized gain on available-for-sale securities of $485,000. At March 31, 2003, the Company's common stock had a book value of $18.02 per diluted share compared to $17.60 at December 31, 2002.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 250,000 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the first quarter of 2003. During 2002, 124,620 shares were acquired. From March 30, 2000 through March 31, 2003, the Company repurchased 457,754 shares at an average purchase price of $24.04 per share.

Other

Prior to 2002, the Bank maintained several relationships with various Independent Service Organizations (ISOs) in connection with its card processing operations. During late 2000 and early 2001, a small number of one of the ISO's merchants generated a large amount of charge-backs. Certain merchants have alledged they are entitled to receive financial reserves placed with the ISO. The Bank is currently named, along with others, as a co-defendant in a lawsuit brought against the ISO by a merchant. Management does not believe that the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations. The Bank no longer maintains merchant service relationships with ISOs.

Critical Accounting Policies

The consolidated financial statements and accompanying Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make various estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements in the Compnay's 2002 Form 10-K). The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for Loan Losses: The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by the Company for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in the Company's 2002 Form 10-K.

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


TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)
                                                             For Three Months Ended March 31,
                                          --------------------------------------------------------------------
                                                       2003                                    2002
                                          -----------------------------          -----------------------------
                                            Average             Average            Average             Average
                                            Balance   Interest    Rate             Balance   Interest    Rate
                                          ----------  --------  -------          ----------  --------  -------
ASSETS
Loans, Net of Unearned Interest <F1><F2>  $1,289,161   $23,220    7.30%          $1,229,344   $23,911    7.89%
Taxable Investment Securities                138,646     1,180    3.41%             147,800     1,980    5.43%
Tax-Exempt Investment Securities<F2>          64,772       955    5.89%              70,933     1,074    6.06%
Funds Sold                                   122,708       352    1.15%             127,621       516    1.62%
                                          ----------   -------    ----           ----------   -------    ----

   Total Earning Assets                    1,615,287    25,707    6.45%           1,575,698    27,481    7.07%
Cash & Due From Banks                         82,453                                 72,266
Allowance for Loan Losses                    (12,619)                               (12,231)
Other Assets                                 111,536                                112,478
                                          ----------                             ----------
      TOTAL ASSETS                        $1,796,657                             $1,748,211
                                          ==========                             ==========

LIABILITIES
NOW Accounts                              $  262,618   $   203    0.31%          $  230,696   $   332    0.58%
Money Market Accounts                        214,539       420    0.79%             221,751       793    1.45%
Savings Accounts                             106,241        65    0.25%             102,125       131    0.52%
Other Time Deposits                          434,825     2,539    2.37%             569,166     5,591    3.98%
                                          ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Deposits         1,018,223     3,227    1.29%           1,123,738     6,847    2.47%
Short-Term Borrowings                        106,798       329    1.25%              72,043       160    0.90%
Long-Term Debt                                72,372       544    3.05%              13,801       190    5.57%
                                          ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Liabilities      1,197,393     4,100    1.39%           1,209,582     7,197    2.41%
Noninterest Bearing Deposits                 389,540                                343,519
Other Liabilities                             19,308                                 19,625
                                          ----------                             ----------
     TOTAL LIABILITIES                     1,606,241                              1,572,726

SHAREOWNERS' EQUITY
Common Stock                                     106                                    106
Surplus                                       14,862                                 17,064
Other Comprehensive Income                     3,006                                  2,815
Retained Earnings                            172,442                                155,500
                                          ----------                             ----------
     TOTAL SHAREOWNERS' EQUITY               190,416                                175,485
                                          ----------                             ----------
     TOTAL LIABILITIES & EQUITY           $1,796,657                             $1,748,211
                                          ==========                             ==========

Net Interest Rate Spread                                          5.06%                                 4.66%
                                                                  ====                                  ====
Net Interest Income                                    $21,607                                $20,284
                                                       =======                                =======
Net Interest Margin                                               5.42%                                 5.22%
                                                                  ====                                  ====

<F1> Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.6 million and $1.1 million, for the three months ended March 31, 2003 and 2002, respectively.
<F2> Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 22. This table presents the Company's consolidated interest rate sensitivity position as of March 31, 2003 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II - FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS <F1>
(Dollars in Thousands)

Other Than Trading Portfolio                       March 31, 2003
----------------------------  ----------------------------------------------------                            Fair
                                Year 1      Year 2     Year 3     Year 4    Year 5    Beyond      Total       Value
                              ---------    --------   --------   -------   -------   -------   ----------   ----------
Loans
  Fixed Rate                  $  173,442   $ 97,230   $ 74,148   $29,413   $15,414   $25,611   $  415,258   $  429,668
    Average Interest Rate          7.68%      7.98%      7.56%     8.07%     7.88%     6.58%        7.69%
  Floating Rate <F2>             548,148     98,734    170,576    47,236    10,877    20,726      896,298      927,402
    Average Interest Rate          5.49%      7.22%      7.02%     7.60%     7.47%     7.91%        6.16%
Investment Securities <F3>
  Fixed Rate                      94,332     47,082     26,130     7,913     2,305     7,689      185,452      185,452
    Average Interest Rate          3.88%      3.79%      5.24%     6.61%     4.64%     4.09%        4.08%
  Floating Rate                    4,667          -          -         -         -         -        4,667        4,667
    Average Interest Rate          4.58%          -          -         -         -         -        4.58%
Other Earning Assets
  Floating Rates                 176,428          -          -         -         -         -      176,428      176,428
    Average Interest Rates         1.18%          -          -         -         -         -        1.18%
Total Financial Assets        $  997,018   $243,046   $270,854   $84,562   $28,597   $54,027   $1,678,103   $1,723,617
    Average Interest Rates         4.95%      6.86%      6.99%     7.67%     7.46%     6.74%        5.78%

Deposits <F4>
  Fixed Rate Deposits         $  350,465   $ 63,494   $ 13,270   $ 5,899   $ 5,519         7   $  438,654   $  440,400
    Average Interest Rates         2.02%      3.05%      3.58%     4.08%     3.85%     4.85%        2.27%
  Floating Rate Deposits         594,147          -          -         -         -         -      594,147      594,147
    Average Interest Rates         0.46%          -          -         -         -         -        0.46%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                 20,757     14,472      4,669     1,264     1,330    11,161       53,651       54,610
    Average Interest Rate          2.87%      3.06%      3.82%     5.19%     5.19%     5.27%        3.26%
  Floating Rate Debt             140,138          -          -         -         -         -      140,138      140,138
    Average Interest Rate          1.77%          -          -         -         -         -        1.77%
Total Financial Liabilities   $1,105,507   $ 77,966   $ 17,939   $ 7,162   $ 6,849   $11,168   $1,226,591   $1,229,295
    Average interest Rate          1.17%      3.06%      3.64%     4.27%     4.11%     5.27%        1.40%

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Changes in Internal Controls
----------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

99.1  Certification required by the Chief Executive Officer pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification required by the Chief Financial Officer pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

Capital City Bank Group, Inc. filed no reports on Form 8-K during the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/s/ J. Kimbrough Davis
-----------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  May 14, 2003

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


/s/ William G. Smith, Jr.
---------------------------------------
William G. Smith, Jr.
President and Chief Executive Officer


Date: 14 May 2003
      -----------

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



Date: May 14, 2003
      ------------

??





30

21


35