Form 10-Q
period 2003-06-30
CAPITAL CITY BANK GROUP INC
filed 2003-08-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                            For the Quarter Ended:
                                June 30, 2003
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


                               (850) 671-0300
                               --------------
             (Registrant's telephone number, including area code)


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


At July 31, 2003, 13,221,033 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        CAPITAL CITY BANK GROUP, INC.

                                FORM 10-Q INDEX

ITEM         PART I. FINANCIAL INFORMATION                        PAGE NUMBER
----         -----------------------------                         ----------

1.           Consolidated Financial Statements                          3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations             12

3.           Quantitative and Qualitative Disclosure of
             Market Risk                                               23

4.           Controls and Procedures                                   23

ITEM         PART II. OTHER INFORMATION
----         --------------------------

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE PERIODS ENDED JUNE 30
                                (Unaudited)
                (Dollars in Thousands, Except Per Share Data)<F1>


                                     THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                     --------------------------  ------------------------
                                          2003        2002          2003        2002
-----------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans               $23,363     $23,570       $46,537     $47,397
Investment Securities:
   U.S. Treasury                             150           -           286           -
   U.S. Govt. Agencies and Corporations      628       1,471         1,494       2,918
   States and Political Subdivisions         610         702         1,240       1,421
   Other Securities                          151         464           329         997
Funds Sold                                   332         392           685         907
                                         -------     -------       -------     -------
       Total Interest Income              25,234      26,599        50,571      53,640

INTEREST EXPENSE
Deposits                                   3,053       5,314         6,280      12,161
Short-Term Borrowings                        340         177           669         337
Long-Term Debt                               501         202         1,045         392
                                         -------     -------       -------     -------
       Total Interest Expense              3,894       5,693         7,994      12,890
                                         -------     -------       -------     -------

Net Interest Income                       21,340      20,906        42,577      40,750
Provision for Loan Losses                    886         641         1,665       1,443
                                         -------     -------       -------     -------
Net Interest Income After Provision
  for Loan Losses                         20,454      20,265        40,912      39,307
                                         -------     -------       -------     -------

NONINTEREST INCOME
Service Charges on Deposit Accounts        4,074       3,028         8,041       5,737
Data Processing                              611         508         1,169       1,009
Asset Management Fees                        650         675         1,255       1,305
Gain on Sale of Investment Securities         12           1            23           -
Mortgage Banking Revenues                  1,893       1,098         3,469       2,345
Other                                      3,541       3,243         7,001       6,450
                                         -------     -------       -------     -------
       Total Noninterest Income           10,781       8,552        20,958      16,846
                                         -------     -------       -------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits           11,356      10,515        22,726      21,059
Occupancy, Net                             1,510       1,485         2,879       2,879
Furniture and Equipment                    1,874       1,941         3,669       3,837
Other                                      6,366       6,391        12,502      12,022
                                         -------     -------       -------     -------
       Total Noninterest Expense          21,106      20,332        41,776      39,797
                                         -------     -------       -------     -------

Income Before Income Taxes                10,129       8,485        20,094      16,356
Income Taxes                               3,689       3,037         7,293       5,797
                                         -------     -------       -------     -------

NET INCOME                               $ 6,440     $ 5,448       $12,801     $10,559
                                         =======     =======       =======     =======

Basic Net Income Per Share               $   .49     $   .41       $   .97     $   .80
                                         =======     =======       =======     =======
Diluted Net Income Per Share             $   .49     $   .41       $   .97     $   .79
                                         =======     =======       =======     =======
Cash Dividends Per Share                 $ .1700     $ .1220       $ .3060     $ .2440
                                         =======     =======       =======     =======
Basic Average Shares Outstanding      13,209,124  13,219,401    13,208,999  13,262,130
                                      ==========  ==========    ==========  ==========
Diluted Average Shares Outstanding    13,254,886  13,257,261    13,254,761  13,299,990
                                      ==========  ==========    ==========  ==========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        3

                        CAPITAL CITY BANK GROUP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                 (Unaudited)
                 (Dollars In Thousands, Except Share Data)<F1>

                                                       June 30,         December 31,
                                                         2003               2002
------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                               $   98,388         $   89,823
Funds Sold                                               168,773            170,936
                                                      ----------         ----------
  Total Cash and Cash Equivalents                        267,161            260,759

Investment Securities, Available-for-Sale                170,745            180,315

Loans, Net of Unearned Interest                        1,332,387          1,285,221
  Allowance for Loan Losses                              (12,434)           (12,495)
                                                      ----------         ----------
    Loans, Net                                         1,319,953          1,272,726

Premises and Equipment, Net                               53,132             48,897
Intangibles                                               27,413             29,034
Other Assets                                              32,186             33,040
                                                      ----------         ----------
      Total Assets                                    $1,870,590         $1,824,771
                                                      ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                        $  456,050         $  406,081
  Interest Bearing Deposits                            1,042,527          1,028,119
                                                      ----------         ----------
      Total Deposits                                   1,498,577          1,434,200

Short-Term Borrowings                                    101,629            113,675
Long-Term Debt                                            57,664             71,745
Other Liabilities                                         17,251             18,620
                                                      ----------         ----------
      Total Liabilities                                1,675,121          1,638,240

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized, no shares outstanding                     -                  -
Common Stock, $.01 par value; 112,500,000
  shares authorized; 13,221,030 shares outstanding
  at June 30, 2003 and 13,196,211 outstanding at
  December 31, 2002                                          132                132
Additional Paid-In Capital                                15,447             14,691
Retained Earnings                                        177,346            168,587
Accumulated Other Comprehensive Income, Net of Tax         2,544              3,121
                                                      ----------         ----------
      Total Shareowners' Equity                          195,469            186,531
                                                      ----------         ----------

Total Liabilities and Shareowners' Equity             $1,870,590         $1,824,771
                                                      ==========         ==========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CAPITAL CITY BANK GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTH PERIODS ENDED JUNE 30
                              (Unaudited)
                         (Dollars in Thousands)

                                                            2003            2002
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $ 12,801        $ 10,559
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                1,665           1,443
    Depreciation                                             2,327           2,471
    Net Securities Amortization                              1,070             525
    Amortization of Intangible Assets                        1,621           1,621
    Gains on Sale of Investment Securities                     (23)              -
    Non-Cash Compensation                                      334             246
    Net Decrease in Other Assets                             1,817           2,017
    Net Decrease in Other Liabilities                       (1,369)         (1,603)
                                                          --------        --------
Net Cash Provided by Operating Activities                   20,243          17,279
                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale                  54,166          33,444
Purchase of Investment Securities                          (46,555)        (27,823)
Net Increase in Loans                                      (49,520)        (20,920)
Purchase of Premises & Equipment                            (6,563)         (3,280)
Sales of Premises & Equipment                                    1             112
                                                          --------        --------
Net Cash Used In Investing Activities                      (48,471)        (18,467)
                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits                         64,377        (112,414)
Net Decrease in Short-Term Borrowings                      (32,372)         (2,537)
Borrowing of Long-Term Debt                                  6,891           2,040
Repayment of Long-Term Debt                                   (646)         (2,547)
Dividends Paid                                              (4,042)         (3,241)
Repurchase of Common Stock                                       -          (3,396)
Issuance of Common Stock                                       422             498
                                                          --------        --------
Net Cash Provided By (Used In) Financing Activities         34,630        (121,597)
                                                          --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents         6,402        (122,785)
Cash and Cash Equivalents at Beginning of Period           260,759         256,830
                                                          --------        --------
Cash and Cash Equivalents at End of Period                $267,161        $134,045
                                                          ========        ========

Supplemental Disclosure:
  Interest Paid on Deposits                               $  6,591        $ 14,834
                                                          ========        ========
  Interest Paid on Debt                                   $  1,692        $    740
                                                          ========        ========
  Transfer of Loans to ORE                                $    628        $    331
                                                          ========        ========
  Income Taxes Paid                                       $  9,496        $  7,165
                                                          ========        ========
  Issuance of Common Stock as Non-Cash Compensation       $    334        $    246
                                                          ========        ========
  Transfer of Current Portion of Long-Term Debt to
    Short-Term Borrowings                                 $ 20,326        $      -
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, the results of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six month periods ended June 30, 2003 and 2002.

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

Stock-based Compensation
------------------------

As of June 30, 2003, the Company had three stock-based compensation plans, consisting of the Associate Stock Incentive Plan ("AIP"), the Associate Stock Purchase Plan ("ASPP") and the Director Stock Purchase Plan ("DSPP"). In addition to stock-based compensation plans, the Company also executed an employee incentive stock option arrangement effective January 1, 2003. Prior to 2003, the Company accounted for its stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Stock-based employee compensation cost is reflected in 2002 net income for only the AIP, as the ASPP and DSPP were considered noncompensatory under the provisions of APB 25. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six-months to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and APB 25, the differences in what instruments are considered noncompensatory, and the fact that awards granted prior to January 1, 2003 remain accounted for under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

(Dollars in Thousands, Except Per Share Data)
                                    THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                    --------------------------  ------------------------
                                         2003        2002           2003        2002
--------------------------------------------------------------  ------------------------
Net income, as reported                 $6,440      $5,448        $12,801     $10,559

Add: Stock-based employee
  compensation  expense included
  in reported net income, net of
  related tax effects                       80         138            221         276

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                             (132)        (97)          (229)       (194)
                                        ------      ------        -------     -------

Pro forma net income                    $6,388      $5,489        $12,793     $10,641
                                        ------      ------        -------     -------

Earnings per share:
  Basic-as reported                     $  .49      $  .41        $   .97     $   .80
                                        ------      ------        -------     -------
  Basic-pro forma                       $  .48      $  .42        $   .97     $   .80
                                        ------      ------        -------     -------

  Diluted-as reported                   $  .49      $  .41        $   .97     $   .79
                                        ------      ------        -------     -------
  Diluted-pro forma                     $  .48      $  .41        $   .97     $   .80
                                        ------      ------        -------     -------

(2)  INVESTMENT SECURITIES
     ---------------------

The carrying value and related market value of investment securities at June 30, 2003 and December 31, 2002 were as follows (dollars in thousands):

                                                        June 30, 2003
                                         -------------------------------------------
                                         Amortized  Unrealized  Unrealized   Market
Available-For-Sale                         Cost       Gains       Losses      Value
------------------                       ---------  ----------  ----------  --------
U.S. Treasury                            $ 40,924     $  223       $ -      $ 41,147
U.S. Govt. Agencies and Corporations       35,357        535         -        35,892
States and Political Subdivisions          58,851      2,430         -        61,281
Mortgage-Backed Securities                 19,184        704         -        19,888
Other Securities                           12,413        130         6        12,537
                                         --------     ------       ---      --------
     Total                               $166,729     $4,022       $ 6      $170,745
                                         ========     ======       ===      ========

                                                      December 31, 2002
                                         -------------------------------------------
                                         Amortized  Unrealized  Unrealized   Market
Available-For-Sale                         Cost       Gains       Losses      Value
------------------                       ---------  ----------  ----------  --------

U.S. Treasury                            $ 10,438     $    5       $ -      $ 10,443
U. S. Govt. Agencies and Corporations      51,075        884         -        51,959
States and Political Subdivisions          62,845      2,632         2        65,475
Mortgage-Backed Securities                 34,750      1,180         -        35,930
Other Securities                           16,281        227         -        16,508
                                         --------     ------       ---      --------
     Total                               $175,389     $4,928       $ 2      $180,315
                                         ========     ======       ===      ========


(3)  LOANS
     -----

The composition of the Company's loan portfolio at June 30, 2003 and December 31, 2002 was as follows (dollars in thousands):

                                          June 30, 2003     December 31, 2002
                                          -------------     -----------------
Commercial, Financial and Agricultural     $  154,261          $  141,459
Real Estate-Construction                       88,577              91,110
Real Estate-Commercial Mortgage               375,501             356,807
Real Estate-Residential                       327,604             336,705
Real Estate-Home Equity                       103,731              92,277
Real Estate-Loans Held-for-Sale                13,414              22,454
Consumer                                      227,542             221,776
Other Loans<F1>                                41,757              22,633
                                           ----------          ----------
   Loans, Net of Unearned Interest         $1,332,387          $1,285,221

<F1> Consists primarily of loans-in-process.

(4)  ALLOWANCE FOR LOAN LOSSES
     -------------------------

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30, 2003 and 2002, is as follows (dollars in thousands):

                                                    June 30,
                                             ----------------------
                                               2003          2002
                                             --------      --------
Balance, Beginning of Period                 $12,495       $12,096
Provision for Loan Losses                      1,665         1,443
Recoveries on Loans Previously Charged-Off       447           810
Loans Charged-Off                             (2,173)       (2,122)
                                             -------       -------
Balance, End of Period                       $12,434       $12,227
                                             =======       =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):


                                                               June 30,
                                             -------------------------------------------
                                                     2003                   2002
                                             --------------------   --------------------
                                                        Valuation              Valuation
                                             Balance    Allowance   Balance    Allowance
Impaired Loans:                              --------------------   --------------------
With Related Credit Allowance                 $  878       $453      $2,159       $474
Without Related Credit Allowance               1,668          -         615          -
Average Recorded Investment for the Period     3,088          *       3,062          *

* Not Applicable



The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the periods ended June 30, 2003 and 2002, the Company recognized $5,000 and $80,000, respectively, in interest income on impaired loans, all of which was collected in cash.

(5)  DEPOSITS
     --------

The composition of the Company's interest bearing deposits at June 30, 2003 and December 31, 2002 was as follows (dollars in thousands):

                                       June 30, 2003    December 31, 2002
                                       -------------    -----------------
NOW Accounts                            $  278,708         $  276,487
Money Market Accounts                      219,122            209,508
Savings Deposits                           110,698            104,053
Other Time Deposits                        433,999            438,071
                                        ----------         ----------
  Total Interest Bearing Deposits       $1,042,527         $1,028,119
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

The Company had intangible assets of $27.4 million and $29.0 million at June 30, 2003 and December 31, 2002, respectively. Intangible assets were as follows (dollars in thousands):


                                     June 30, 2003               December 31, 2002
                                -----------------------       -----------------------
                                Gross      Accumulated        Gross      Accumulated
Description                     Amount     Amortization       Amount     Amortization
-----------                     -------    ------------       -------    ------------
Core Deposit Intangibles        $33,752      $13,019          $33,752       $11,398
Goodwill                         10,466        3,786           10,466         3,786
                                -------      -------          -------       -------
  Total Intangible Assets       $44,218      $16,805          $44,218       $15,184
                                =======      =======          =======       =======



Net Core Deposit Intangibles: As of June 30, 2003 and December 31, 2002, the Company had core deposit intangibles of $20.7 million and $22.5 million, respectively. The adoption of SFAS 142 did not have a material impact on the useful lives assigned to the Company's intangible assets subject to amortization. Amortization expense for the first half of both 2003 and 2002 was $1.6 million.

Goodwill: As of June 30, 2003 and December 31, 2002, the Company had goodwill, net of accumulated amortization, of $6.7 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142.

(7)  COMPREHENSIVE INCOME
     --------------------

Total comprehensive income is defined as net income and all other changes in equity which, for the Company, consists solely of changes in unrealized gains (losses) on available-for-sale securities, net of income taxes. The Company reported total comprehensive income, net of tax, for the three and six month periods ended June 30, 2003 and 2002, as follows (dollars in thousands):


                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30                  JUNE 30
                                           ------------------       ------------------
                                             2003      2002           2003      2002
                                           --------  --------       --------  --------
Net Income                                  $6,440    $5,448        $12,801   $10,559
Other Comprehensive Income, Net of Tax
  Unrealized Gains on Securities:
    Unrealized Gains on Securities
      During the Period                        (92)    1,027           (577)      641
  Less: Reclassification Adjustments for
    Gains in Net Income                         (8)        -            (15)        -
                                            ------    ------        -------   -------
Total Unrealized Gains On Securities          (100)    1,027           (592)      641
                                            ------    ------        -------   -------
Other Comprehensive Income, Net of Tax      $6,340    $6,475        $12,209   $11,200
                                            ======    ======        =======   =======

QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)<F1>

                                 2003                                2002                                2001
                        ----------------------  ----------------------------------------------  ----------------------
                          Second      First       Fourth      Third       Second      First       Fourth      Third
                        ----------------------  ----------------------------------------------  ----------------------
Summary of Operations:
  Interest Income       $   25,234  $   25,337  $   26,052  $   26,403  $   26,599  $   27,041  $   28,706  $   30,258
  Interest Expense           3,894       4,100       4,667       4,946       5,693       7,197       9,454      12,256
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income       21,340      21,237      21,385      21,457      20,906      19,844      19,252      18,002
    Provision for
    Loan Losses                886         779         863         991         641         802         932       1,222
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses         20,454      20,458      20,522      20,466      20,265      19,042      18,320      16,780
  Noninterest Income        10,781      10,177      11,243       9,087       8,552       8,294       8,536       7,918
  Conversion/
    Merger Expense               -           -          59           -          39         114         588           -
  Noninterest Expense       21,106      20,670      21,316      20,526      20,293      19,351      19,251      18,993
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes            10,129       9,965      10,390       9,027       8,485       7,871       7,017       5,705
  Provision for
    Income Taxes             3,689       3,604       3,668       3,226       3,037       2,760       2,522       1,963
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income            $    6,440  $    6,361  $    6,722  $    5,801  $    5,448  $    5,111  $    4,495  $    3,742
                        ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)        $   21,693  $   21,607  $   21,786  $   21,873  $   21,332  $   20,284  $   19,689  $   18,431

Per Common Share:
  Net Income Basic      $      .49  $      .48  $      .51  $      .44  $      .41  $      .39  $      .34  $      .28
  Net Income Diluted           .49         .48         .51         .44         .41         .38         .34         .28
  Dividends Declared         .1700       .1360       .1360       .1220       .1220       .1220       .1220       .1180
  Diluted Book Value         14.73       14.42       14.08       13.74       13.39       13.10       12.86       12.99
  Market Price:
    High                     36.43       32.32       32.04       29.55       27.84       22.00       19.74       20.20
    Low                      29.74       26.81       22.26       22.32       20.60       18.12       17.52       16.70
    Close                    36.08       31.29       31.35       26.45       27.62       21.60       19.38       18.78

Selected Average
Balances:
  Loans                 $1,316,705  $1,289,161  $1,292,893  $1,266,591  $1,234,787  $1,229,344  $1,242,516  $1,204,323
  Earning Assets         1,612,133   1,615,286   1,591,536   1,511,485   1,547,603   1,575,698   1,584,225   1,561,519
  Assets                 1,786,991   1,796,657   1,762,174   1,678,620   1,720,095   1,748,211   1,756,995   1,734,392
  Deposits               1,415,798   1,407,763   1,404,818   1,388,396   1,440,615   1,467,257   1,488,961   1,483,527
  Shareowners' Equity      194,781     190,416     185,412     180,910     176,678     175,485     176,549     170,511
  Common Equivalent
    Average Shares:
      Basic                 13,209      13,207      13,189      13,189      13,219      13,305      13,343      13,356
      Diluted               13,255      13,253      13,238      13,238      13,257      13,343      13,393      13,366

Ratios:
  ROA                        1.45%       1.44%       1.51%       1.37%       1.27%       1.19%       1.01%        .86%
  ROE                       13.26%      13.55%      14.38%      12.72%      12.37%      11.81%      10.10%       8.71%
  Net Interest
    Margin (FTE)             5.40%       5.42%       5.44%       5.74%       5.52%       5.22%       4.93%       4.70%
  Efficiency Ratio          62.50%      62.48%      62.08%      63.68%      65.20%      64.88%      65.30%      68.17%


<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

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

All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

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

The Company is headquartered in Tallahassee, Florida and as of June 30, 2003 had 53 offices covering 17 counties in Florida, four counties in Georgia and one county in Alabama.

RESULTS OF OPERATIONS

Net Income
----------

Earnings for the three and six months ended June 30, 2003 were $6.4 million, or $0.49 per diluted share, and $12.8 million, or $0.97 per diluted share, respectively. This compares to $5.4 million, or $0.41 per diluted share, and $10.6 million, or $0.79 per diluted share in 2002. Amortization of intangible assets, net of taxes, totaled $1.0 million, or $0.07 per diluted share, for the first six months in 2003 and 2002.

The Company experienced growth in operating revenues of 9.0% and 10.3% over the comparable three and six month periods in 2002, respectively. The increase in both second quarter and year-to-date earnings was primarily attributable to growth in net interest income and noninterest income. Net interest income increased 2.1% and 4.4%, respectively for the three and six month periods. The net interest margin for the first half of 2003 improved 3 basis points over the first half of 2002 to a level of 5.41%. Growth in noninterest income resulted from higher service charge revenues, reflecting a higher level of NSF/overdraft fees, and mortgage banking revenues, attributable to the higher volume of fixed rate residential mortgage production sold in the secondary market. These increases were the most significant factors contributing to the increase in net income. A condensed earnings summary is presented below.

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------      ------------------
                                       2003      2002          2003      2002
                                     --------  --------      --------   -------
Interest and Dividend Income          $25,234   $26,599       $50,571   $53,640
Taxable-Equivalent Adjustment<F1>         353       426           723       866
                                      -------   -------       -------   -------
Interest Income (FTE)                  25,587    27,025        51,294    54,506
Interest Expense                        3,894     5,693         7,994    12,890
                                      -------   -------       -------   -------
Net Interest Income (FTE)              21,693    21,332        43,300    41,616
Provision for Loan Losses                 886       641         1,665     1,443
Taxable Equivalent Adjustment             353       426           723       866
                                      -------   -------       -------   -------
Net Int. Inc. After Provision          20,454    20,265        40,912    39,307
Noninterest Income                     10,781     8,552        20,958    16,846
Noninterest Expense                    21,106    20,332        41,776    39,797
                                      -------   -------       -------   -------
Income Before Income Taxes             10,129     8,485        20,094    16,356
Income Taxes                            3,689     3,037         7,293     5,797
                                      -------   -------       -------   -------
Net Income                            $ 6,440   $ 5,448       $12,801   $10,559
                                      =======   =======       =======   =======

Percent Change                         18.21%    27.29%        21.23%    22.36%

Return on Average Assets<F2>            1.45%     1.27%         1.44%     1.23%

Return on Average Equity<F2>           13.26%    12.37%        13.40%    12.09%


<F1> Computed using a statutory tax rate of 35%
<F2> Annualized



Net Interest Income
-------------------

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Second quarter of 2003 taxable-equivalent net interest income increased $361,000, or 1.7%, over the comparable quarter in 2002. During the first half of 2003, taxable-equivalent net interest income increased $1.7 million, or 4.0%, over the first half of 2002. The favorable impact of lower funding costs and shift in earning assets mix was partially offset by declining asset yields attributable to the low interest rate environment. Table I on page 22 provides a comparative analysis of the Company's average balances and interest rates.

For the three and six month periods ended June 30, 2002, taxable-equivalent interest income decreased $1.4 million, or 5.3%, and $3.2 million, or 5.9%, respectively, over the comparable prior year periods. Earning assets continue to reprice at lower levels, reflecting the low rate environment and competition experienced in most markets. New loan production and repricing of existing earning assets produced a 63 basis point reduction in the yield on earning assets, which declined from 7.00% for the second quarter in 2002 to 6.37% for the same period in 2003. Earning asset yields are expected to decline as a result of the recent interest rate cut initiated by the Federal Reserve.

Interest expense for the three and six months periods ended June 30, 2003 declined $1.8 million, or 31.6% and $4.9 million, or 38.0%, respectively, from the comparable prior year periods. The favorable variances attributable to lower rates were further enhanced by a favorable shift in mix, as certificates of deposit, generally a higher cost deposit product, declined relative to total deposits. Certificates of deposit, as a percent of average deposits, declined from 36.8% in 2002 to 30.8% in 2003. The average rate paid on interest bearing liabilities in 2003 declined 97 basis points over first half of 2002, to a level of 1.25%.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.85% in the first half of 2002 to 5.05% in the comparable period of 2003.

The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.41% in the first half of 2003, versus 5.38% in the first half of 2002. The improvement in both the spread and margin reflects the lower cost of funds. The margin percentage may continue to decline slightly over the next quarter as historically low interest rates continue to prevail and the recent interest rate cut by the Federal Reserve drives earning asset yields lower.

Provision for Loan Losses
-------------------------

The provision for loan losses was $886,000 and $1.7 million, respectively, for the three and six month periods ended June 30, 2003, compared to $641,000 and $1.4 million for the same periods in 2002. The provision increase in the first half of 2003 reflects a slightly higher level of net charge-offs between comparable periods.

Net charge-offs increased in comparison to the first half of 2002 by $414,000, but remain at low levels relative to the size of the portfolio. The net charge-off ratio increased to .27% versus .21% in 2002. The primary reason for the increase in net charge-offs is due to the lower level of recoveries in the first half of 2003. The Company's nonperforming assets ratio increased to .38% at June 30, 2003 compared to .30% for year-end 2002 and .28% at June 30, 2002. The increase in the nonperforming asset ratio is reflective of a higher level of nonaccrual loans. The majority of the increase in nonaccrual loans is made up of three agriculture loans totaling $1.5 million, of which $1.1 million is supported with 90% government guaranties for principal and interest.

Charge-off activity for the respective periods is set forth below:


                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                         --------------------     --------------------
                                           2003        2002         2003        2002
                                         --------    --------     --------    --------
CHARGE-OFFS
Commercial, Financial and Agricultural    $  177      $  220       $  319      $  404
Real Estate - Construction                     0           0            0           0
Real Estate - Commercial Mortgage              0           0            0           0
Real Estate - Residential                     20           9           40          73
Consumer                                     928         753        1,814       1,645
                                          ------      ------       ------      ------
  Total Charge-offs                        1,125         982        2,173       2,122
                                          ------      ------       ------      ------

RECOVERIES
Commercial, Financial and Agricultural        42          56           56         101
Real Estate - Construction                     0           0            0           0
Real Estate - Commercial Mortgage              0           0            0           0
Real Estate - Residential                      0          35            1          35
Consumer                                     194         365          390         674
                                          ------      ------       ------      ------
  Total Recoveries                           236         456          447         810
                                          ------      ------       ------      ------
Net Charge-offs                           $  889      $  526       $1,726      $1,312
                                          ======      ======       ======      ======

Net Charge-offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                  .27%        .17%         .27%        .21%
                                          ======      ======       ======      ======

Noninterest Income
------------------

Noninterest income increased $2.2 million, or 26.1%, and $4.1 million, or 24.4%, over the comparable three and six month periods in 2002. Noninterest income represented 33.6% and 33.0% of operating revenue for the three and six-month periods of 2003 compared to 29.0% and 29.3% for the same periods in 2002. Increases in deposit fees and mortgage banking revenues were the primary drivers underlying the growth.

Service charges on deposit accounts increased $1.0 million, or 34.6%, and $2.3 million, or 40.2%, respectively, over the comparable three and six month periods for 2002. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the rate of collection. The higher revenues in the first half of 2003, compared to 2002, are attributable to an increase in overdraft/NSF fees, which are anticipated to have a favorable impact throughout the remainder of the year.

Data processing revenues of $611,000 and $1.2 million for the three and six month periods ended June 30, 2003 reflect an increase of 20.2% and 15.8% over the comparable periods in 2002. The increase for both periods was a result of higher government contract processing. The Company currently provides data processing services for six financial clients, an increase of one from the second quarter ended 2002. During the first half of 2003, financial clients represented approximately 54.2% of total processing revenues compared to 59.1% in the comparable period in 2002. Management believes that revenues for the remainder of 2003 will remain consistent with the revenues generated in the first half of the year.

Income from asset management activities decreased $25,000, or 3.7%, compared to the second quarter of 2002, and $50,000, or 3.8%, over the comparable six month period in 2002. At June 30, 2003, assets under management totaled $368.2 million, representing an increase of $44.1 million, or 13.6% from June 30, 2002. This growth is attributable to recent (second quarter) growth in new business, and improvement in asset values due to improvement in the stock market. Recent growth in assets under management is expected to enhance revenues for the second half of the year.

Mortgage banking revenues increased $796,000, or 72.4%, and $1.1 million, or 48.0%, respectively, over the comparable three and six month periods in 2002. The Company continues to be among the leaders in the production of residential real estate loans in most of its markets. The bank generally sells into the secondary market all fixed rate residential loan production. The low interest rates continue to produce a high level of fixed rate production and increased mortgage banking revenues. The level of interest rates, origination volume and percent of fixed rate production is expected to impact the Company's ability to maintain the current level of mortgage banking revenues throughout the remainder of 2003.

Other income increased $298,000, or 9.2%, and $551,000, or 8.5%, respectively, over the comparable three and six month periods in 2002. For the first half of the year, the Company experienced increases in retail brokerage fees of $39,000, debit/credit settlement fees of $84,000, merchant card processing fees of $254,000, interchange fees of $125,000, and ATM/Debit card fees of $43,000. The recent Visa/MasterCard legal settlement will adversely impact debit card fees. However, growth in the number of debit cards issued will partially offset loss of revenue.

Noninterest income as a percent of average assets was 2.36% and 1.96%, respectively, for the first half of 2003 and 2002. The increase in 2003 is attributable to growth in deposit fees and mortgage banking revenues.

Noninterest Expense
-------------------

Noninterest expense increased $774,000, or 3.8%, and $2.0 million, or 5.0%, respectively, over the comparable three and six month periods in 2002. Factors impacting the Company's noninterest expense during the first six months of 2003 are discussed below.

Compensation expense increased $840,000, or 8.0%, and $1.7 million, or 7.9% over the comparable three and six month periods in 2002. For the first half of the year, the company experienced increases in pension costs of $726,000, associate insurance of $224,000, and salaries of $703,000. The higher pension costs is a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline. Healthcare premiums have risen due to the addition of plan participants and the rising costs charged by healthcare providers. These premiums are expected to increase during the second half of 2003. Higher salaries are reflective of normal associate raises and higher commission payments to associates in the mortgage production division.

Occupancy expense, including premises, furniture, fixtures and equipment decreased $42,000, 1.2%, and $168,000, or 2.5%, respectively, over the comparable three and six month periods in 2002. For the first half of the year, the company experienced decreases in depreciation of $144,000 and maintenance and repairs of $135,000. This was attributable to lower levels of FF&E purchased and non-renewal of maintenance agreements, primarily at offices acquired in 2001 and 2002. These decreases were partially offset by increases in property taxes of $77,000, premises rental of $16,000, and other furniture/fixture expense of $18,000.

Other noninterest expense decreased $24,000, or 0.4% for the quarter ended June 30, 2003, but reflected an increase of $480,000, or 4.0% over the six month period in 2002. For the first half of the year, the increase was primarily attributable to: (1) higher EDP processing service expense of $294,000 resulting from the system conversion during 2002; (2) higher legal costs of $62,000 primarily resulting from litigation costs and new corporate governance compliance requirements; (3) increased ATM/Visa settlement service fees of $204,000 resulting from higher transaction volumes in merchant services; (4) higher postage of $33,000 and (5) higher miscellaneous expenses of $133,000. These increases were partially offset by declines in advertising expense of $165,000, and printing/supplies expense of $92,000.

Net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization) as a percent of average assets was 2.16% in the first half of 2003 compared to 2.46% in 2002. The Company's efficiency ratio (noninterest expense, excluding intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 62.49% for the first half of 2003 compared to 65.04% for the comparable period in 2002. This improvement is attributable to growth in operating revenues.

Income Taxes
------------

The provision for income taxes increased $652,000, or 21.5%, during the second quarter and $1.5 million, or 25.8%, during the first six months of 2003, relative to the comparable prior year periods. The Company's effective tax rate for the first half of 2003 was 36.3% versus 35.4% for the comparable period in 2002. The increase in the effective tax rate is attributable to a higher operating profit and a reduction in tax-exempt municipal interest.

FINANCIAL CONDITION

The Company's average assets increased $57.8 million, or 3.3%, from $1.7 billion in the first half of 2002 to $1.8 billion for the comparable period in 2003. Average earning assets of $1.6 billion for the six months ended
June 30, 2003, increased $52.1 million, or 3.3% from the comparable period of 2002. There was a favorable shift in mix of earning assets throughout 2002 and the first half of 2003, as the Company experienced net loan growth.
Growth in the loan portfolio was fueled by increased production in all lending categories, with the exception of 1-4 families. The current loan growth was primarily funded through the maturity of investment securities, short-term and long-term borrowings. Table I on page 22 presents average balances for the three and six month periods ended June 30, 2003 and 2002.

Average loans increased $71.9 million, or 5.8%, over the first half of 2002. The strong production levels have resulted in growth in all loan categories, with the exception of residential 1-4 family. The decline in residential 1-4 family loans was a result of the high level of refinancing activity that continues to occur as a result of the low interest rate environment. Loans as a percent of average earning assets increased to 80.7% for the second quarter of 2003, compared to 78.8% for the second quarter of 2002. Price and product competition remain strong. As the low rate environment continues, there is increased demand for fixed-rate, longer term financing. Loan production remains moderate to strong in most markets.

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

The allowance for loan losses at June 30, 2003 was $12.4 million, slightly higher than the $12.2 million recorded at June 30, 2002. The allowance as a percent of total loans was 0.93% in 2003, versus 0.97% at June 30, 2002. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at June 30, 2003 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

The Company continues to operate with a high level of liquidity with year-to-date average funds sold of $118.5 million. This represents an increase of $18.2 million, or 7.5% from the June 30, 2002 level of $110.3 million. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. For the six months ended June 30, 2003 the average investment portfolio decreased $27.0 million, or 12.3%, from the first half of 2002. The decline was partially offset by management's decision to purchase available-for-sale securities during the fourth quarter of 2002 and early first quarter of 2003. The excess funds generated from the securities maturing were partially used to fund loan growth. Management will evaluate the need to purchase securities for the investment portfolio throughout 2003.

Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 2003, shareowners' equity included a net unrealized gain of $2.5 million compared to a gain of $3.1 million at December 31, 2002. The decrease in value reflects a slight increase in interest rates during the second quarter.

The Company's nonperforming assets were $5.1 million at June 30, 2003, versus $3.5 million for the same period in 2002. The increase in nonperforming assets experienced in the second quarter of 2003 was primarily due to three loans totaling $1.5 million being moved to nonaccrual status. These loans are agricultural in nature, and $1.1 million is supported with 90% government guaranties of both principal and interest. As a percent of nonperforming loans, the allowance for loan losses represented 331% at June 30, 2003 versus 498% at December 31, 2002 and 431% at June 30, 2002. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.3 million at June 30, 2003, versus $1.3 million at December 31, 2002 and $700,000 at June 30, 2002. The ratio of nonperforming assets as a percent of loans plus other real estate was .38% at June 30, 2003 compared to .30% at December 31, 2002 and .28% at June 30, 2002. While these metric depict marginal deterioration in credit quality, they remains at historically low levels. The Company expects this trend to continue into the third quarter.

Average deposits decreased $42.1 million from $1.5 billion in the first half of 2002, to $1.4 billion in the first half of 2003. The Company experienced a steep decline in certificates of deposit throughout 2002. This decline was partially offset by growth of nonmaturity deposits that created a favorable shift in the deposit mix and a positive impact on the Bank's cost of funds.
The shift in mix and certificate of deposit run-off in the second half of 2003, if any, is anticipated to be at a slower pace than experienced during 2002.

The ratio of average noninterest bearing deposits to total deposits was 28.1% for the first half of 2003 compared to 24.1% for the first half of 2002. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 73.3% compared to 76.1%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances. The Company maintains a $25.0 million revolving line of credit. As of June 30, 2003, the Company had no borrowings under the revolving line of credit.

During the first half of 2003, the Company borrowed $6.9 million from the Federal Home Loan Bank to fund loan growth. This borrowing was priced at 3.82% and has a maturity of 15 years. During the third quarter of 2002, the Company borrowed $75 million from the Federal Home Loan Bank to fund growth in loan demand and the decline in certificates of deposit. The borrowing consists of four separate advances with maturities ranging from 12 to 36 months and a weighted average rate of 2.51%.

The Company's equity capital was $195.5 million as of June 30, 2003 compared to $186.5 million as of December 31, 2002. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.85% at June 30, 2003 compared to 8.46% at December 31, 2002. Further, the Company's risk-adjusted capital ratio of 12.58% at June 30, 2003, exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. In June 2003, the Board of Directors authorized a dividend increase of 25% and a 5-for-4 stock split. Dividends declared and paid during the first half of 2003 totaled $.306 per share compared to $.244 per share for the first half of 2002, an increase of 24.4%. The dividend payout ratios for the first six months ended June 30, 2003 and 2002 were 34.8% and 38.3%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At June 30, 2003, these regulations and covenants did not impair the Company's (or its subsidiaries') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first six months of 2003, shareowners' equity increased $8.9 million, or 9.7%, on an annualized basis. Growth in equity during the first half was positively impacted by net income of $12.8 million and the issuance of common stock of $756,000. Equity was reduced by dividends paid during the first half of $4.0 million, or $.306 per share and a reduction in the net unrealized gain on available-for-sale securities of $577,000. At June 30, 2003, the Company's common stock had a book value of $14.73 per diluted share compared to $14.08 at December 31, 2002.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the first half of 2003. During 2002, 155,775 shares were acquired. From March 30, 2000 through June 30, 2003, the Company repurchased 572,193 shares at an average purchase price of $19.23 per share.

OTHER

Prior to 2002, the Bank maintained several relationships with various Independent Service Organizations (ISOs) in connection with its card processing operations. During late 2000 and early 2001, a small number of one of the ISO's merchants generated a large amount of charge-backs. Certain merchants have alleged they are entitled to receive financial reserves placed with the ISO. The Bank is currently named as a co-defendant in a lawsuit brought against the ISO by a merchant. Management does not believe that the ultimate resolution of these issues will have a material impact on the Company's financial position or results of operations. The Bank no longer maintains merchant service relationships with ISOs.

Critical Accounting Policies

The consolidated financial statements and accompanying Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make various estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements in the Company's 2002 Form 10-K). The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

TABLE I
                                            AVERAGE BALANCES & INTEREST RATES
                                     (Taxable Equivalent Basis - Dollars in Thousands)

                                              FOR THREE MONTHS ENDED JUNE 30,
                                                 2003                       2002
                                     --------------------------  --------------------------
                                       Balance  Interest  Rate     Balance  Interest  Rate
                                     --------------------------  --------------------------
ASSETS
Loans, Net of Unearned Interest<F1>  $1,316,705  $23,403  7.13%  $1,234,787  $23,646  7.68%
Taxable Investment Securities           118,494      929  3.13%     150,188    1,935  5.17%
Tax-Exempt Investment Securities<F2>     62,552      923  5.90%      69,472    1,052  6.06%
Funds Sold                              114,382      332  1.15%      93,156      392  1.66%
                                     ----------  -------         ----------  -------
   Total Earning Assets               1,612,133   25,587  6.37%   1,547,603   27,025  7.00%
Cash & Due From Banks                    74,537                      74,178
Allowance for Loan Losses               (12,531)                    (12,265)
Other Assets                            112,852                     110,579
                                     ----------                  ----------
      TOTAL ASSETS                   $1,786,991                  $1,720,095
                                     ==========                  ==========

LIABILITIES
NOW Accounts                         $  256,675  $   193  0.30%  $  241,059  $   323   .54%
Money Market Accounts                   211,314      392  0.74%     234,454      823  1.41%
Savings Accounts                        109,424       68  0.25%     105,396      134   .51%
Other Time Deposits                     434,515    2,400  2.22%     501,440    4,034  3.23%
                                     ----------  -------         ----------  -------
   Total Int. Bearing Deposits        1,011,928    3,053  1.21%   1,082,349    5,314  1.97%
Short-Term Borrowings                   102,510      340  1.33%      70,257      177  1.01%
Long-Term Debt                           54,434      501  3.69%      13,924      202  5.83%
                                     ----------  -------         ----------  -------
    Total Interest Bearing
      Liabilities                     1,168,872    3,894  1.34%   1,166,530    5,693  1.96%
Noninterest Bearing Deposits            403,870                     358,266
Other Liabilities                        19,468                      18,621
                                     ----------                  ----------
     TOTAL LIABILITIES                1,592,210                   1,543,417
SHAREOWNERS' EQUITY
Common Stock                                114                         106
Surplus                                  15,181                      15,343
Other Comprehensive Income                2,568                       2,354
Retained Earnings                       176,918                     158,875
                                     ----------                  ----------
     TOTAL SHAREOWNERS' EQUITY          194,781                     176,678
                                     ----------                  ----------
     TOTAL LIABILITIES & EQUITY      $1,786,991                  $1,720,095
                                     ==========                  ==========
Interest Rate Spread                                      5.03%                       5.04%
                                                          ====                        ====
Net Interest Income                              $21,693                     $21,332
                                                 =======                     =======
Net Interest Margin                                       5.40%                       5.52%
                                                          ====                        ====


                                               FOR SIX MONTHS ENDED JUNE 30,
                                                  2003                        2002
                                     --------------------------  --------------------------
                                       Balance  Interest  Rate     Balance  Interest  Rate
                                     --------------------------  --------------------------
ASSETS
Loans, Net of Unearned Interest<F1>  $1,303,008  $46,623  7.22%  $1,232,081  $47,557  7.78%
Taxable Investment Securities           128,514    2,109  3.28%     149,000    3,915  5.30%
Tax-Exempt Investment Securities<F2>     63,656    1,877  5.90%      70,199    2,127  6.06%
Funds Sold                              118,523      685  1.15%     110,293      907  1.64%
                                     ----------  -------         ----------  -------
   Total Earning Assets               1,613,701   51,294  6.41%   1,561,573   54,506  7.04%
Cash & Due From Banks                    78,473                      73,228
Allowance for Loan Losses               (12,575)                    (12,248)
Other Assets                            112,198                     111,522
                                     ----------                  ----------
      TOTAL ASSETS                   $1,791,797                  $1,734,075
                                     ==========                  ==========

LIABILITIES
NOW Accounts                         $  259,630  $   396  0.31%  $  235,906  $   655   .56%
Money Market Accounts                   212,918      812  0.77%     228,138    1,616  1.43%
Savings Accounts                        107,841      133  0.25%     103,770      265   .52%
Other Time Deposits                     434,669    4,939  2.29%     535,116    9,624  3.63%
                                     ----------  -------         ----------  -------
   Total Int. Bearing Deposits        1,015,058    6,280  1.25%   1,102,930   12,160  2.22%
Short-Term Borrowings                   104,642      669  1.29%      71,144      338   .96%
Long-Term Debt                           63,354    1,045  3.33%      13,863      392  5.70%
                                     ----------  -------         ----------  -------
    Total Interest Bearing
      Liabilities                     1,183,054    7,994  1.36%   1,187,937   12,890  2.19%
Noninterest Bearing Deposits            396,744                     350,933
Other Liabilities                        19,389                      19,121
                                     ----------                  ----------
     TOTAL LIABILITIES                1,599,187                   1,557,991
SHAREOWNERS' EQUITY
Common Stock                                110                         106
Surplus                                  15,022                      16,199
Other Comprehensive Income                2,786                       2,583
Retained Earnings                       174,692                     157,196
                                     ----------                  ----------
     TOTAL SHAREOWNERS' EQUITY          192,610                     176,084
                                     ----------                  ----------
     TOTAL LIABILITIES & EQUITY      $1,791,797                  $1,734,075
                                     ==========                  ==========
Interest Rate Spread                                      5.05%                       4.85%
                                                          ====                        ====
Net Interest Income                              $43,300                     $41,616
                                                 =======                     =======
Net Interest Margin                                       5.41%                       5.38%
                                                          ====                        ====


<F1>  Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.7 million and $3.3 million, for the three and six months ended
      June 30, 2003, versus $1.1 million and $2.1 million, for the comparable periods ended June 30, 2002.
<F2>  Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 24. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 2003 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

As of the end of the period covered by this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls
----------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company's internal controls. There have been no significant changes in the Company's internal controls during the Company's most recently completed fiscal quarter that could significantly affect these controls subsequent to the date of their evaluation.


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS<F1>
(Dollars in Thousands)

Other Than Trading Portfolio                     June 30, 2003
----------------------------  ----------------------------------------------------                              Fair
                               Year 1     Year 2     Year 3     Year 4     Year 5     Beyond       Total        Value
                              --------   --------   --------   --------   --------   --------   -----------  -----------
Loans
  Fixed Rate                $  199,599   $ 95,212   $ 67,107    $26,329    $14,118    $25,671   $  428,036   $  444,244
    Average Interest Rate        7.37%      7.97%      7.53%      8.08%      7.87%      7.72%        7.59%
  Floating Rate<F2>            595,492    109,611    150,934     32,808      5,489     10,017      904,351      938,591
    Average Interest Rate        5.38%      7.13%      6.67%      7.43%      6.73%      6.62%        5.91%
Investment Securities<F3>
  Fixed Rate                    91,631     49,284     14,832      3,753        563      6,637      166,700      166,700
    Average Interest Rate        3.37%      3.10%      4.36%      4.81%      5.73%      4.10%        3.32%
  Floating Rate                  4,045          -          -          -          -          -        4,045        4,045
    Average Interest Rate        4.62%          -          -          -          -          -        4.62%
Other Earning Assets
  Floating Rate                168,773          -          -          -          -          -      168,773      168,773
    Average Interest Rates       1.17%          -          -          -          -          -        1.17%
Total Financial Assets      $1,059,540   $254,107   $232,873    $62,890    $20,170    $42,325   $1,671,905   $1,722,353
    Average Interest Rates       4.91%      6.66%      6.77%      7.54%      7.50%      6.89%        5.60%

Deposits<F4>
  Fixed Rate Deposits       $  339,232   $ 71,174   $ 13,879    $ 5,938    $ 4,546    $     6   $  434,775   $  440,301
    Average Interest Rates       1.92%      2.98%      3.32%      3.99%      3.70%      4.85%        2.15%
  Floating Rate Deposits       607,752          -          -          -          -          -      607,752      607,752
    Average Interest Rates       0.47%          -          -          -          -          -        0.47%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt               40,000     20,145     16,261          -        899     20,359       97,664       99,445
    Average Interest Rate        2.14%      2.51%      3.27%          -      4.80%      4.89%        3.00%
  Floating Rate Debt            61,629          -          -          -          -          -       61,629       61,629
    Average Interest Rate        0.43%          -          -          -          -          -        0.43%
Total Financial Liabilities $1,048,613   $ 91,319   $ 30,140    $ 5,938    $ 5,445    $20,365   $1,201,820   $1,209,127
    Average interest Rate        1.00%      2.87%      3.29%      3.99%      3.88%      4.89%        1.28%


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

PART II.  OTHER INFORMATION

Items 1-3.
----------

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 22, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

    For terms to expire at                      Against/      Abstentions/
    the 2006 annual meeting:         For        Withheld    Broker Non-Votes
    ------------------------      ---------     --------    ----------------
    DuBose Ausley                 8,853,420      93,075             -
    John K. Humphress             8,916,925      29,570             -

2. The shareowners ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2003. The number of votes cast were as follows:

                              Against/         Abstentions/
                  For         Withheld       Broker Non-Vote
               ---------      --------       ---------------
               8,907,671       35,708            3,116

Item 5. Other Information
-------------------------

On June 26, 2003, Capital City Bank Group, Inc. issued a press release announcing the election of four new members to the Board of Directors. The new members are: Frederick Carroll, III, J. Everitt Drew, Dr. Henry Lewis, III and Ruth A. Knox. The Company also announced the election of William G. Smith, Jr. as Chairman of the Board in addition to his duties as President and Chief Executive Officer. DuBose Ausley, the Company's former Chairman, continues to serve on the Board as Chairman of the Executive Committee

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(A) Exhibits

31.1 Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

(B) Reports on Form 8-K

On April 25, 2003, the Company filed an 8-K to report the following event: issuance of a press release to report earnings for the quarter ended March 31, 2003.

On May 22, 2003, the Company filed an 8-K to report the following event: issuance of a press release to report declaration of a 5-for-4 stock split effected in the form of a 25% common stock dividend payable to holders of record as of close of business on June 2, 2003.

On June 26, 2003, the Company filed an 8-K to report the following event: issuance of a press release to announce the election of four new members to the Board of Directors.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


By: /s/ J. Kimbrough Davis
    ----------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  August 14, 2003
??




56