Form 10-Q
period 2003-09-30
CAPITAL CITY BANK GROUP INC
filed 2003-11-14
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




                     For the Quarterly Period Ended:
                           September 30, 2003
                           ------------------

                     Commission File Number: 0-13358
                                             -------



                      CAPITAL CITY BANK GROUP, INC.
                      -----------------------------
          (Exact name of registrant as specified in its charter)


              Florida                             59-2273542
              -------                             ----------
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


           217 North Monroe Street, Tallahassee, Florida  32301
           ----------------------------------------------------
             (Address of principal executive office)    (Zip Code)


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


At October 31, 2003, 13,221,843 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      CAPITAL CITY BANK GROUP, INC.

                         FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                       PAGE NUMBER
----         -----------------------------                       -----------

1.           Consolidated Financial Statements                        3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations           11

3.           Quantitative and Qualitative Disclosure of
             Market Risk                                             22

4.           Controls and Procedures                                 22


ITEM         PART II. OTHER INFORMATION
----         --------------------------

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            CAPITAL CITY BANK GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS ENDED SEPTEMBER 30
                                     (Unaudited)
                  (Dollars In Thousands, Except Per Share Amounts)<F1>

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                        --------------------       -------------------
                                          2003        2002          2003        2002
--------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans               $23,066     $23,897       $69,603     $71,294
Investment Securities:
  U.S. Treasury                              147           -           433           -
  U.S. Govt. Agencies and Corporations       554       1,326         2,048       4,244
  States and Political Subdivisions          592         678         1,833       2,099
  Other Securities                           141         320           470       1,317
Funds Sold                                   303         182           987       1,089
                                         -------     -------       -------     -------
       Total Interest Income              24,803      26,403        75,374      80,043

INTEREST EXPENSE
Deposits                                   2,729       4,496         9,008      16,657
Short-Term Borrowings                        282         194           951         531
Long-Term Debt                               495         256         1,541         648
                                         -------     -------       -------     -------
       Total Interest Expense              3,506       4,946        11,500      17,836
                                         -------     -------       -------     -------
Net Interest Income                       21,297      21,457        63,874      62,207
Provision for Loan Losses                    921         991         2,586       2,434
                                         -------     -------       -------     -------
  Net Interest Income After
    Provision for Loan Losses             20,376      20,466        61,288      59,773

NONINTEREST INCOME
Service Charges on Deposit Accounts        4,123       2,979        12,164       8,716
Data Processing                              578         485         1,747       1,494
Asset Management Fees                        660         585         1,915       1,890
(Loss) Gain on Sale of
  Investment Securities                      (22)          -             1           -
Mortgage Banking Revenues                  2,434       1,612         5,903       3,957
Other                                      3,547       3,426        10,548       9,876
                                         -------     -------       -------     -------
       Total Noninterest Income           11,320       9,087        32,278      25,933
                                         -------     -------       -------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits           12,238      10,888        34,964      31,947
Occupancy, Net                             1,589       1,363         4,468       4,242
Furniture and Equipment                    2,048       1,819         5,717       5,656
Other                                      5,996       6,456        18,498      18,478
                                         -------     -------       -------     -------
       Total Noninterest Expense          21,871      20,526        63,647      60,323
                                         -------     -------       -------     -------

Income Before Income Taxes                 9,825       9,027        29,919      25,383
Income Taxes                               3,529       3,226        10,822       9,023
                                         -------     -------       -------     -------

NET INCOME                               $ 6,296     $ 5,801       $19,097     $16,360
                                         =======     =======       =======     =======

Basic Net Income Per Share               $   .47     $   .44       $  1.44     $  1.23
                                         =======     =======       =======     =======
Diluted Net Income Per Share             $   .47     $   .44       $  1.44     $  1.23
                                         =======     =======       =======     =======
Cash Dividends Per Share                 $ .1700     $ .1220       $ .4760     $ .3660
                                         =======     =======       =======     =======
Basic Average Shares Outstanding      13,221,264  13,188,677    13,221,114  13,237,377
                                      ==========  ==========    ==========  ==========
Diluted Average Shares Outstanding    13,260,140  13,237,747    13,255,047  13,286,447
                                      ==========  ==========    ==========  ==========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                             CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                      (Unaudited)
                   (Dollars In Thousands, Except Per Share Amounts)<F1>

                                                   September 30,        December 31,
                                                       2003                 2002
------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                             $  105,407           $   89,823
Funds Sold                                             161,579              170,936
                                                    ----------           ----------
  Total Cash and Cash Equivalents                      266,986              260,759

Investment Securities, Available-for-Sale              162,734              180,315

Loans, Net of Unearned Interest                      1,322,888            1,285,221
  Allowance for Loan Losses                            (12,424)             (12,495)
                                                    ----------           ----------
    Loans, Net                                       1,310,464            1,272,726

Premises and Equipment                                  55,347               48,897
Intangibles                                             26,603               29,034
Other Assets                                            32,289               33,040
                                                    ----------           ----------
      Total Assets                                  $1,854,423           $1,824,771
                                                    ==========           ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  456,302           $  406,081
  Interest Bearing Deposits                          1,029,139            1,028,119
                                                    ----------           ----------
    Total Deposits                                   1,485,441            1,434,200

Short-Term Borrowings                                  112,255              113,675
Long-Term Debt                                          38,016               71,745
Other Liabilities                                       19,820               18,620
                                                    ----------           ----------
      Total Liabilities                              1,655,532            1,638,240

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares issued and outstanding                              -                    -
Common Stock, $.01 par value; 112,500,000
  shares authorized; 13,221,840 shares
  outstanding at September 30, 2003
  and 13,196,211 shares outstanding at
  December 31, 2002                                        132                  132
Additional Paid-In Capital                              15,578               14,691
Retained Earnings                                      181,395              168,587
Accumulated Other Comprehensive Income,
  Net of Tax                                             1,786                3,121
                                                    ----------           ----------
      Total Shareowners' Equity                        198,891              186,531
                                                    ----------           ----------
        Total Liabilities and Shareowners' Equity   $1,854,423           $1,824,771
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


                              CAPITAL CITY BANK GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                                       (Unaudited)
                                  (Dollars In Thousands)

                                                          2003             2002
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $ 19,097         $ 16,360
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Loan Losses                              2,586            2,434
    Depreciation                                           3,543            3,711
    Net Securities Amortization                            1,545              725
    Amortization of Intangible Assets                      2,431            2,432
    Gain on Sale of Investment Securities                     (1)               -
    Non-Cash Compensation                                    850              246
    Net Decrease in Other Assets                           2,799            3,811
    Net Increase in Other Liabilities                      1,200            1,909
                                                        --------         --------
      Net Cash Provided by Operating Activities           34,050           31,628
                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities of
  Investment Securities Available-for-Sale                75,989           54,224
Proceeds from Sale of Investment Securities
  Available-for-Sale                                         125                -
Purchase of Investment Securities                        (62,184)         (27,824)
Net Increase in Loans                                    (41,599)         (46,572)
Purchase of Premises & Equipment                         (10,051)          (4,418)
Sales of Premises & Equipment                                 57              111
                                                        --------         --------
Net Cash Used in Investing Activities                    (37,663)         (24,479)
                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits                       51,241         (146,318)
Net (Decrease) Increase in Short-Term Borrowings         (41,746)           3,304
Borrowing of Long-Term Debt                                7,612           57,040
Repayment of Long-Term Debt                               (1,015)          (3,623)
Dividends Paid                                            (6,289)          (4,850)
Repurchase of Common Stock                                     -           (3,396)
Issuance of Common Stock                                      37              511
                                                        --------         --------
Net Cash Provided by (Used in) Financing Activities        9,840          (97,332)
                                                        --------         --------

Net Increase (Decrease) in Cash and Cash Equivalents       6,227          (90,183)
Cash and Cash Equivalents at Beginning of Period         260,759          256,830
                                                        --------         --------
Cash and Cash Equivalents at End of Period              $266,986         $166,647
                                                        ========         ========

Supplemental Disclosure:
  Interest Paid on Deposits                             $  9,455         $ 19,702
                                                        ========         ========
  Interest Paid on Debt                                 $  2,499         $  1,094
                                                        ========         ========
  Transfer of Loans to ORE                              $  1,275         $    946
                                                        ========         ========
  Income Taxes Paid                                     $ 12,560         $  9,815
                                                        ========         ========
  Issuance of Common Stock as Non-Cash Compensation     $    850         $    246
                                                        ========         ========
  Transfer of Current Portion of Long-Term Debt to
    Short-Term Borrowings                               $ 40,326         $      -
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine month periods ended September 30, 2003 and 2002.

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

Stock-based Compensation
------------------------

As of September 30, 2003, the Company had three stock-based compensation plans, consisting of the Associate Stock Incentive Plan ("AIP"), the Associate Stock Purchase Plan ("ASPP") and the Director Stock Purchase Plan ("DSPP").
In addition to stock-based compensation plans, the Company also executed an employee incentive stock option arrangement effective January 1, 2003. Prior to 2003, the Company accounted for its stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Stock-based employee compensation cost is reflected in 2002 net income for only the AIP, as the ASPP and DSPP were considered noncompensatory under the provisions of APB 25. Effective January 1, 2003, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and APB 25, the differences in what instruments are considered noncompensatory, and the fact that awards granted prior to January 1, 2003 remain accounted for under APB 25. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------------      --------------------
(Dollars in Thousands, Except Per Share Data)<F1>      2003        2002          2003        2002
---------------------------------------------------------------------------------------------------
Net income, as reported                               $6,296      $5,801        $19,097     $16,360

Add: Stock-based employee
  compensation  expense included
  in reported net income, net of
  related tax effects                                    320         138            541         415

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                           (104)        (97)          (334)       (291)
                                                      ------      ------        -------     -------

Pro forma net income                                  $6,512      $5,842        $19,304     $16,484
                                                      ------      ------        -------     -------

Earnings per share:
  Basic-as reported                                   $  .47      $  .44        $  1.44     $  1.23
                                                      ------      ------        -------     -------
  Basic-pro forma                                     $  .49      $  .44        $  1.46     $  1.25
                                                      ------      ------        -------     -------

  Diluted-as reported                                 $  .47      $  .44        $  1.44     $  1.23
                                                      ------      ------        -------     -------
  Diluted-pro forma                                   $  .49      $  .44        $  1.46     $  1.24
                                                      ------      ------        -------     -------

<F1>  All share and per share data have been adjusted to reflect the 5-for-4 stock split effective
      June 13, 2003.

(2) INVESTMENT SECURITIES
    ---------------------

The carrying value and related market value of investment securities at September 30, 2003 and December 31, 2002 were as follows (dollars in thousands):

                                                       September 30, 2003
                                           -------------------------------------------
                                           Amortized  Unrealized  Unrealized   Market
Available-For-Sale                            Cost       Gains      Losses      Value
------------------                         -------------------------------------------
U.S. Treasury                              $ 33,386     $  128       $ -      $ 33,514
U.S. Govt. Agencies and Corporations         43,000        303         -        43,303
States and Political Subdivisions            57,320      1,849         -        59,169
Mortgage-Backed Securities                   14,276        483         -        14,759
Other Securities                             11,932         57         -        11,989
                                           --------     ------       ---      --------
    Total                                  $159,914     $2,820       $ -      $162,734
                                           ========     ======       ===      ========


                                                        December 31, 2002
                                           -------------------------------------------
                                           Amortized  Unrealized  Unrealized   Market
Available-For-Sale                           Cost       Gains       Losses      Value
------------------                         -------------------------------------------
U.S. Treasury                              $ 10,438     $    5       $ -      $ 10,443
U.S. Govt. Agencies and Corporations         51,075        884         -        51,959
States and Political Subdivisions            62,845      2,632         2        65,475
Mortgage-Backed Securities                   34,750      1,180         -        35,930
Other Securities                             16,281        227         -        16,508
                                           --------     ------       ---      --------
     Total                                 $175,389     $4,928       $ 2      $180,315
                                           ========     ======       ===      ========

(3) LOANS
    -----

The composition of the Company's loan portfolio at September 30, 2003 and December 31, 2002 was as follows (dollars in thousands):

                                        September 30, 2003   December 31, 2002
                                        ------------------   -----------------
Commercial, Financial and Agricultural     $  151,671           $  141,459
Real Estate - Construction                     92,877               91,110
Real Estate - Commercial Mortgage             381,868              356,807
Real Estate - Residential                     322,729              336,705
Real Estate - Home Equity                     111,955               92,277
Real Estate - Loans Held-for-Sale               9,173               22,454
Consumer                                      226,428              221,776
Other Loans<F1>                                26,187               22,633
                                           ----------           ----------
  Loans, Net of Unearned Interest          $1,322,888           $1,285,221
                                           ==========           ==========

<F1>  Consists primarily of loans-in-process.


(4) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the nine month period ended September 30, 2003 and 2002, is as follows (dollars in thousands):

                                                       September 30,
                                               -----------------------------
                                                 2003                 2002
                                               --------             --------
Balance, Beginning of the Period                $12,495              $12,096
Provision for Loan Losses                         2,586                2,434
Recoveries on Loans Previously Charged-Off          724                1,129
Loans Charged-Off                                (3,381)              (3,197)
                                                -------              -------
Balance, End of Period                          $12,424              $12,462
                                                =======              =======


Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):



                                                    September 30,
                                    ---------------------------------------------
                                            2003                     2002
                                    --------------------     --------------------
Impaired Loans:                                Valuation                Valuation
                                    Balance    Allowance     Balance    Allowance
                                    --------------------     --------------------
With Related Credit Allowance        $4,112       $605        $1,274       $370
Without Related Credit Allowance      1,028          -         1,369          -
Average Recorded Investment
   for the Period                     7,091        N/A         2,643        N/A




The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the periods ended September 30, 2003 and 2002, the Company recognized $148,000 and $96,000, respectively, in interest income on impaired loans, all of which was collected in cash.


(5) DEPOSITS
    --------

The composition of the Company's interest bearing deposits at September 30, 2003 and December 31, 2002 was as follows (dollars in thousands):

                                   September 30, 2003        December 31, 2002
                                   ------------------        -----------------
NOW Accounts                          $  266,110                $  276,487
Money Market Accounts                    219,438                   209,508
Savings Deposits                         111,714                   104,053
Other Time Deposits                      431,877                   438,071
                                      ----------                ----------
  Total Interest Bearing Deposits     $1,029,139                $1,028,119
                                      ==========                ==========

(6)  INTANGIBLE ASSETS
     -----------------

As of January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). The adoption of SFAS 142 required the Company to discontinue goodwill amortization and identify reporting units to which the goodwill related for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances
indicate that the carrying value of the asset may not be recoverable.   In
accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit with goodwill.

The Company had intangible assets of $26.6 million and $29.0 million at September 30, 2003 and December 31, 2002, respectively. Intangible assets were as follows (dollars in thousands):



                                  September 30, 2003             December 31, 2002
                                -----------------------       -----------------------
                                Gross      Accumulated        Gross      Accumulated
                                Amount     Amortization       Amount     Amortization
                                -------    ------------       -------    ------------
Core Deposits Intangibles       $33,752      $13,829          $33,752       $11,398
Goodwill                         10,466        3,786           10,466         3,786
                                -------      -------          -------       -------

  Total Intangible Assets       $44,218      $17,615          $44,218       $15,184
                                =======      =======          =======       =======



Net Core Deposit Intangibles:
----------------------------

As of September 30, 2003 and December 31, 2002, the Company had core deposit intangibles of $19.9 million and $22.5 million, respectively. The adoption of SFAS No. 142 did not have a material impact on the useful lives assigned to the Company's intangible assets subject to amortization. Amortization expense for the first nine months of 2003 and 2002 was $2.4 million and $2.4 million, respectively.

Goodwill:
--------

As of September 30, 2003 and December 31, 2002, the Company had goodwill, net of accumulated amortization, of $6.7 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142.


(7) COMPREHENSIVE INCOME
    --------------------

Total comprehensive income is defined as net income and all other changes in equity from transactions and other events and circumstances from non-owner sources which, for the Company, consists solely of changes in unrealized gains (losses) on available-for-sale securities, net of income taxes. The Company reported total comprehensive income, net of tax, for the three and nine month periods ended September 30, 2003 and 2002, as follows (dollars in thousands):



                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                            ------------------        ------------------
                                              2003       2002           2003       2002
                                             ------     ------        -------    -------
Net Income                                   $6,296     $5,801        $19,097    $16,360
Other Comprehensive Income, Net of Tax
  Unrealized (Losses) Gains on Securities:
    Unrealized (Losses) Gains on Securities
      During the Period                        (757)       680         (1,334)     1,321
  Less: Reclassification Adjustments for
    Losses (Gains) in Net Income                 14          -             (1)         -
                                             ------     ------        -------    -------
Total Unrealized (Losses) Gains
  On Securities                                (743)       680         (1,335)     1,321
                                             ------     ------        -------    -------

Other Comprehensive Income, Net of Tax       $5,553     $6,481        $17,762    $17,681
                                             ======     ======        =======    =======


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)<F1>

                                      2003                                      2002                          2001
                       ----------------------------------  ----------------------------------------------  ----------
                          Third      Second      First       Fourth      Third       Second      First       Fourth
                       ----------------------------------  ----------------------------------------------  ----------
Summary of Operations:
  Interest Income      $   24,803  $   25,234  $   25,337  $   26,052  $   26,403  $   26,599  $   27,041  $   28,706
  Interest Expense          3,506       3,894       4,100       4,667       4,946       5,693       7,197       9,454
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      21,297      21,340      21,237      21,385      21,457      20,906      19,844      19,252
    Provision for
    Loan Losses               921         886         779         863         991         641         802         932
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        20,376      20,454      20,458      20,522      20,466      20,265      19,042      18,320
  Noninterest Income       11,320      10,781      10,177      11,243       9,087       8,552       8,294       8,536
  Conversion/
    Merger Expense              -           -           -          59           -          39         114         588
  Noninterest Expense      21,871      21,106      20,670      21,316      20,526      20,293      19,351      19,251
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes            9,825      10,129       9,965      10,390       9,027       8,485       7,871       7,017
  Provision for
    Income Taxes            3,529       3,689       3,604       3,668       3,226       3,037       2,760       2,522
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    6,296  $    6,440  $    6,361  $    6,722  $    5,801  $    5,448  $    5,111  $    4,495
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   21,650  $   21,693  $   21,607  $   21,786  $   21,873  $   21,332  $   20,284  $   19,689

Per Common Share:
  Net Income Basic     $      .47  $      .49  $      .48  $      .51  $      .44  $      .41  $      .39  $      .34
  Net Income Diluted          .47         .49         .48         .51         .44         .41         .38         .34
  Dividends Declared        .1700       .1700       .1360       .1360       .1220       .1220       .1220       .1220
  Diluted Book Value        15.00       14.73       14.42       14.08       13.74       13.39       13.10       12.86
  Market Price:
    High                    40.93       36.43       32.32       32.04       29.55       27.84       22.00       19.74
    Low                     35.00       29.74       26.81       22.26       22.32       20.60       18.12       17.52
    Close                   38.16       36.08       31.29       31.35       26.45       27.62       21.60       19.38

Selected Average
Balances:
  Loans                $1,336,139  $1,316,705  $1,289,161  $1,292,893  $1,266,591  $1,234,787  $1,229,344  $1,242,516
  Earning Assets        1,634,689   1,612,133   1,615,286   1,591,536   1,511,485   1,547,603   1,575,698   1,584,225
  Assets                1,816,005   1,786,991   1,796,657   1,762,174   1,678,620   1,720,095   1,748,211   1,756,995
  Deposits              1,451,879   1,415,798   1,407,763   1,404,818   1,388,396   1,440,615   1,467,257   1,488,961
  Shareowners' Equity     199,060     194,781     190,416     185,412     180,910     176,678     175,485     176,549
  Common Equivalent
    Average Shares:
      Basic                13,221      13,209      13,207      13,189      13,189      13,219      13,305      13,343
      Diluted              13,260      13,255      13,253      13,238      13,238      13,257      13,343      13,393

Ratios:
  ROA                       1.38%       1.45%       1.44%       1.51%       1.37%       1.27%       1.19%       1.01%
  ROE                      12.55%      13.26%      13.55%      14.38%      12.72%      12.37%      11.81%      10.10%
  Net Interest
    Margin (FTE)            5.26%       5.40%       5.42%       5.44%       5.74%       5.52%       5.22%       4.93%
  Efficiency Ratio         63.87%      62.50%      62.48%      62.08%      63.68%      65.20%      64.88%      65.30%

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

The Company is headquartered in Tallahassee, Florida and as of September 30, 2003 had 57 banking offices, 72 ATMs and 11 Bank 'N Shop locations covering 22 counties in Florida, Georgia and Alabama. The Company also has four mortgage lending offices located in four additional Florida counties.


RESULTS OF OPERATIONS

Net Income
----------

Earnings for the three and nine month periods ended September 30, 2003 were $6.3 million, or $0.47 per diluted share and $19.1 million, or $1.44 per diluted share, respectively. This compares to $5.8 million, or $0.44 per diluted share, and $16.4 million, or $1.23 per diluted share in 2002. Amortization of intangible assets, net of taxes, totaled $1.5 million, or $0.11 per diluted share, for the first nine months in 2003 and 2002.

The Company experienced growth in operating revenues (net interest income plus noninterest income) of 6.8% and 9.1% over the comparable three and nine month periods in 2002, respectively. The increase in both third quarter and year-to-date earnings was primarily attributable to growth in noninterest income, which increased 24.6% and 24.5%, respectively. Noninterest income grew as a result of higher service charge revenues, reflecting a higher level of NSF/overdraft fees, and increased mortgage banking revenues, which reflect the higher volume of fixed-rate residential mortgage production sold in the secondary market. A condensed earnings summary is presented below.

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------   --------------------
                                     2003       2002       2003        2002
                                    -------    -------    -------     -------
Interest and Dividend Income        $24,803    $26,403    $75,374     $80,043
Taxable-Equivalent Adjustment<F1>       353        416      1,076       1,282
                                    -------    -------    -------     -------
Interest Income (FTE)                25,156     26,819     76,450      81,325
Interest Expense                      3,506      4,946     11,500      17,836
                                    -------    -------    -------     -------
Net Interest Income (FTE)            21,650     21,873     64,950      63,489
Provision for Loan Losses               921        991      2,586       2,434
Taxable-Equivalent Adjustment           353        416      1,076       1,282
                                    -------    -------    -------     -------
Net Interest Income After
  Provision for Loan Losses          20,376     20,466     61,288      59,773
Noninterest Income                   11,320      9,087     32,278      25,933
Noninterest Expense                  21,871     20,526     63,647      60,323
                                    -------    -------    -------     -------
Income Before Income Taxes            9,825      9,027     29,919      25,383
Income Taxes                          3,529      3,226     10,822       9,023
                                    -------    -------    -------     -------
Net Income                          $ 6,296    $ 5,801    $19,097     $16,360
                                    =======   ========    =======     =======

Percent Change                        8.53%     55.02%     16.73%      32.24%
Return on Average Assets<F2>          1.38%      1.37%      1.42%       1.28%
Return on Average Equity<F2>         12.55%     12.72%     13.11%      12.38%

<F1>  Computed using a federal statutory tax rate of 35%
<F2>  Annualized

Net Interest Income
-------------------

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Third quarter taxable-equivalent net interest income decreased $223,000, or 1.0%, over the comparable quarter in 2002. During the first nine months of 2003, taxable-equivalent net interest income increased $1.5 million, or 2.3%, over 2002.
The year-to-date favorable impact was a result of lower funding costs and a shift in earning assets mix, partially offset by declining asset yields attributable to the low interest rate environment. Table I on page 21 provides a comparative analysis of the Company's average balances and interest rates.

For the three and nine month periods ended September 30, 2003, taxable-equivalent interest income decreased $1.7 million, or 6.2%, and $4.9 million, or 6.0%, respectively, over the comparable prior year periods. Earning assets continue to reprice at lower levels, reflecting the low rate environment and competition experienced in most markets. New loan production and repricing of existing earning assets produced a 93 basis point reduction in the yield on earning assets, which declined from 7.04% for the third quarter in 2002 to 6.11% for the same period in 2003. Earning asset yields are expected to decline during the fourth quarter as assets reprice and yields on new production are below current portfolio yields.

Interest expense for the three and nine month periods ended September 30, 2003 declined $1.4 million, or 29.1%, and $6.3 million, or 35.5%, respectively, from the comparable prior year periods. The favorable variances attributable to lower rates were further enhanced by a favorable shift in mix, as certificates of deposit, generally a higher cost deposit product, declined relative to total deposits. Certificates of deposit, as a percent of year-to-date average deposits, declined from 35.7% in 2002 to 30.5% in 2003. The average rate paid on interest bearing liabilities in the third quarter of 2003 declined 57 basis points over the comparable period in 2002, to a level of 1.18%.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.99% in the first nine months of 2002 to 5.01% in the comparable period of 2003, reflecting the lower cost of funds.

The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 5.36% in the first nine months of 2003, versus 5.50% in the first nine months of 2002. The lower margin reflects the repricing of earning assets at lower yields partially offset by lower funding costs. The margin, in terms of both amount and percent, may continue to decline over the next quarter as historically low interest rates continue to prevail and drive earning asset yields lower.

Depending on the magnitude, incremental loan growth can partially, or completely, offset a reduction in net interest income attributable to lower yields.

Provision for Loan Losses
-------------------------

The provision for loan losses was $921,000 and $2.6 million, respectively for the three and nine month periods ended September 30, 2003, compared to $991,000 and $2.4 million for the same periods in 2002. The increase for the first nine months of 2003 reflects a higher level of net charge-offs between comparable periods.

Net charge-offs increased by $589,000 over 2002, but remain at low levels relative to the size of the portfolio. The net charge-off ratio increased to ..27% versus .22% in 2002. The increase in net charge-offs reflects a slight increase in gross charge-offs coupled with a lower level of consumer loan recoveries.

Charge-off activity for the respective periods is set forth below (dollars in thousands):



                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                         --------------------     --------------------
                                           2003        2002         2003        2002
                                         --------    --------     --------    --------
CHARGE-OFFS
Commercial, Financial and Agricultural    $   61      $  278       $  379      $  682
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage             91           -           91           -
Real Estate - Residential                    119          37          172         110
Consumer                                     937         760        2,739       2,405
                                          ------      ------       ------      ------
  Total Charge-offs                        1,208       1,075        3,381       3,197
                                          ------      ------       ------      ------

RECOVERIES
Commercial, Financial and Agricultural        73          21          129         122
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              -           -            -           -
Real Estate - Residential                      -           1            1          36
Consumer                                     204         297          594         971
                                          ------      ------       ------      ------
  Total Recoveries                           277         319          724       1,129
                                          ------      ------       ------      ------
Net Charge-offs                           $  931      $  756       $2,657      $2,068
                                          ======      ======       ======      ======

Net Charge-offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                  .28%        .24%         .27%        .22%
                                          ======      ======       ======      ======




Noninterest Income
------------------

Noninterest income increased $2.2 million, or 24.6%, and $6.3 million, or 24.5%, over the comparable three and nine month periods in 2002. Noninterest income represented 34.7% and 33.6% of operating revenue for the three and nine month periods of 2003, respectively, compared to 29.8% and 29.4% for the same periods in 2002. Increases in deposit fees and mortgage banking revenues were the primary drivers underlying the growth.

Service charges on deposit accounts increased $1.1 million, or 38.4%, and $3.4 million, or 39.6%, respectively, over the comparable three and nine month periods for 2002. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges and the rate of collection. The higher revenues in the first nine months of 2003, compared to 2002, are attributable to an increase in overdraft/NSF fees, which are anticipated to have a favorable impact through the end of the year.

Data processing revenues of $578,000 and $1.7 million for the three and nine month periods ended September 30, 2003 reflect an increase of 19.2% and 16.9% over the comparable periods in 2002. The increase for both periods was a result of higher revenues from both financial clients and government contract processing. The Company currently provides data processing services for six financial clients, an increase of one from the third quarter ended 2002. During the first nine months of 2003, financial clients represented approximately 60.6% of total processing revenues compared to 59.4% in the comparable period in 2002. Management expects fourth quarter revenues to remain consistent with the quarterly revenues generated in the first three quarters of 2003.

Income from asset management activities increased $75,000, or 12.8%, compared to the third quarter of 2002, and $25,000, or 1.3% over the comparable nine month period in 2002. At September 30, 2003, assets under management totaled $374.8 million, representing an increase of $50.8 million, or 15.7% from September 30, 2002. This growth is due to an increase in new business and improvements in asset values due to rising stock market values. Recent growth in assets under management is expected to enhance revenues through the end of the year.

Mortgage banking revenues increased $822,000, or 51.0%, and $1.9 million, or 49.2%, respectively, over the comparable three and nine month periods of 2003. The Company continues to be among the leaders in the production of residential real estate loans in a majority of its markets. The bank generally sells into the secondary market all fixed rate residential loan production. The low interest rates have produced a high level of fixed rate production and increased mortgage banking revenues through the first nine months of the year. The level of interest rates, origination volume and percent of fixed rate production is expected to impact the Company's ability to maintain the current level of mortgage banking revenues for the remainder of the year.

Other income increased $121,000, or 3.5%, and $672,000, or 6.8%, respectively, over the comparable three and nine month periods of 2002. For the first nine months of 2003, the Company experienced increases in retail brokerage fees of $57,000, debit/credit settlement fees of $82,000, ATM/Debit card fees of $44,000, merchant processing fees of $404,000, interchange fees of $190,000, and earnings from equity investment of $88,000. Partially offsetting these increases were decreases in credit life insurance commission fees of $48,000, miscellaneous recoveries of $71,000, gain on sale of ORE of $38,000, and miscellaneous income of $38,000.

Noninterest income as a percent of average assets was 2.40% and 2.02%, respectively, for the first nine months of 2003 and 2002. The increase in 2003 is attributable to growth in deposit fees and mortgage banking revenues.

Noninterest Expense
-------------------

Noninterest expense increased $1.3 million, or 6.6%, and $3.3 million, or 5.5%, respectively, over the comparable three and nine month periods of 2002. Factors impacting the Company's noninterest expense during the first nine months of 2003 are discussed below.

Compensation expense increased $1.3 million, or 12.4%, and $3.0 million, or 9.4%, respectively, over the comparable three and nine month periods of 2002. For the nine month period, the Company experienced increases in pension costs of $1.1 million, salaries of $1.3 million, associate insurance of $245,000, and stock-based incentive compensation of $285,000. The higher level of pension expense is a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from a general stock market decline. Healthcare premiums have risen due to the addition of plan participants and the rising costs charged by healthcare providers.
Higher salaries are reflective of normal associate raises and higher commission payments to associates in the mortgage production division. In addition, the number of full-time equivalent employees increased by 17 over the second quarter of 2003, primarily attributable to the addition of new offices. Stock-based compensation expense has increased primarily due the general increase in the Company's stock price in 2003 and the adoption of SFAS 123 accounting methodology.

Occupancy expense, including premises, furniture, fixtures and equipment increased $455,000, or 14.3%, and $287,000, or 2.9%, respectively, over the comparable three and nine month periods in 2003. For the first nine months of the year, the Company experienced increases in utilities of $27,000, property taxes of $107,000, and furniture/fixtures of $164,000. These increases are primarily attributable to the opening of two new banking offices during the third quarter.

Other noninterest expense decreased $460,000, or 7.1%, and increased $20,000, or .11%, respectively, over the comparable three and nine month periods of 2002. The increase for the nine month period was due to: (1) higher legal costs of $79,000 primarily resulting from litigation costs and new corporate governance compliance requirements; (2) higher processing service expense of $220,000 resulting from higher ATM fees and payroll processing fees; (3) increased ATM/Visa settlement service fees of $335,000 resulting from higher transaction volumes in merchant services, and (4) higher contribution expense of $103,000 due to higher level of contribution to the CCBG Foundation and local charities.

These increases were partially offset by declines in advertising expense of $253,000, printing/supplies expense of $95,000, and miscellaneous expense of $400,000 (related to a reduction legal reserves).

Annualized net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization) as a percent of average assets was 2.15% in the first nine months of 2003 versus 2.48% for the first nine months of 2002. The Company's efficiency ratio (noninterest expense, excluding intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 62.96% in the first nine months of 2003 compared to 64.57% for the comparable period in 2002. This improvement is attributable to growth in operating revenues.

Income Taxes
------------

The provision for income taxes increased $303,000, or 9.4%, during the third quarter and $1.8 million, or 20.0%, during the first nine months of 2003, relative to the comparable prior year periods. The Company's effective tax rate for the first nine months of 2003 was 36.2% versus 35.5% for the comparable period in 2002. The increase in the effective tax rate is attributable to a higher operating profit and a reduction in tax-exempt municipal interest.


FINANCIAL CONDITION

The Company's average assets increased $84.6 million, or 4.9%, from $1.71 billion for the first nine months of 2002 to $1.80 billion for the comparable period in 2003. Average earning assets of $1.62 billion for the nine months ended September 30, 2003, increased $76.1 million, or 4.9% from the comparable period in 2002. There has been a favorable shift in the mix of earning assets in 2002 and the first nine months of 2003 as the Company experienced net loan growth. Growth in the loan portfolio was fueled by increased production in all lending categories, with the exception of the residential 1-4 family real estate category. The current loan growth was primarily funded through the maturity of investment securities and borrowings from the Federal Home Loan Bank ("FHLB"). Table I on page 21 presents average balances for the three and nine month periods ended September 30, 2003 and 2002.

Average loans increased $70.4 million, or 5.7%, over the comparable nine month period in 2002. The strong production levels have resulted in growth in all loan categories, with the exception of the residential 1-4 family real estate category. The low interest rate environment has provided incentive for consumers to refinance existing mortgages and take advantage of low fixed rate financing. On average, 85% of the bank's residential loan production is sold to the secondary market and not held in CCB's portfolio. As a result, the bank's residential portfolio has declined throughout the year. Loans, as a percent of average earning assets, increased to 81.1% for the first nine months of 2003, compared to 80.5% for the comparable period of 2002. Price and product competition remain strong. As the low interest rate environment continues, there is an increased demand for fixed-rate, longer term financing. Loan demand, with the exception of 1-4 family residential production, is moderate in most markets.

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

The allowance for loan losses at September 30, 2003 was $12.4 million, slightly lower than the $12.5 million recorded at September 30, 2002. The allowance as a percent of total loans was .94% at September 30, 2003, versus ..97% at September 30, 2002. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio would not indicate a likelihood of this occurrence. It is management's opinion that the allowance at September 30, 2003 is adequate to absorb losses inherent in the loan portfolio.

The Company continues to operate with a high level of liquidity as year-to-date average funds sold totaled $122.4 million. This represents an increase of $34.4 million, or 39.1%, from the September 30, 2002 level of $88.0 million. For a further discussion on liquidity and the recent FHLB advances, see the section "Liquidity and Capital Resources".

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. For the nine months ended September 30, 2003, the average investment portfolio decreased $28.7 million, or 13.5%, from the comparable period of 2002. The decline was partially offset by management's decision to purchase available-for-sale securities during the fourth quarter of 2002 and throughout 2003. The excess funds generated from the securities maturing were used to fund loan growth. Management will continue to evaluate the need to purchase additional securities for the investment portfolio for the remainder of 2003.

Securities in the available-for-sale portfolio are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 2003, shareowners' equity included a net unrealized gain of $1.8 million compared to a gain of $3.1 million at December 31, 2002. The decrease in value reflects the slight increase in interest rates in 2003.

The Company's nonperforming assets were $8.4 million at September 30, 2003, $3.8 million at December 31, 2002, and $3.7 million September 30, 2002. As a percent of nonperforming loans, the allowance for loan losses represented 183% at September 30, 2003 versus 498% at December 31, 2002 and 504% at September 30, 2002. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.6 million at September 30, 2003, versus $1.3 million at December 31, 2002 and $1.2 million at September 30, 2002. The ratio of nonperforming assets as a percent of loans plus other real estate was .63% at September 30, 2003 compared to .30% at December 31, 2002 and .28% at September 30, 2002. The deterioration in the loan quality metrics noted above is primarily attributable to one large commercial real estate loan in the amount of $3.7 million that was placed on non-accrual status in the third quarter. The bank expects to take ownership of the subject property through the receipt of a deed in lieu of foreclosure in the fourth quarter. Management believes this loan is well secured and expects no loss upon disposition of the collateral.

Average deposits decreased $6.5 million to $1.42 billion for the first nine months of 2003. The Company experienced a steep decline in certificates of deposit throughout 2002. This decline was partially offset by growth of nonmaturity deposits that created a favorable shift in deposit mix and a positive impact on the Bank's cost of funds.

The ratio of average noninterest bearing deposits to total deposits was 28.4% for the first nine months of 2003 compared to 24.7% for the first nine months of 2002. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 72.8% compared to 75.4%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and FHLB advances. The Company maintains a $25.0 million revolving line of credit. As of September 30, 2003, the Company had no borrowings under the revolving line of credit.

During the first nine months of 2003, the Company borrowed $7.6 million from the FHLB to fund loan growth. The borrowings consisted of seven separate advances with a weighted average maturity of 144 months and a weighted average rate of 3.72%. In September of 2003, the Bank repaid a $20 million advance from the FLHB. This advance originated during the third quarter of 2002, when $75 million was borrowed from the FHLB to fund growth in loan demand and the decline in certificates of deposit. The borrowings consisted of four separate advances with maturities ranging from 12 to 36 months and a weighted average rate of 2.51%.

The Company's equity capital was $198.9 million as of September 30, 2003 compared to $186.5 million as of December 31, 2002. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.19% at September 30, 2003 compared to 8.46% at December 31, 2002. Further, the Company's risk-adjusted capital ratio of 12.98% at September 30, 2003, exceeds the 8.0% minimum requirement and 10.5% "well-capitalized" threshold under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. In June 2003, the Board of Directors authorized a dividend increase of 25% and a 5-for-4 stock split. Dividends declared and paid during the first nine months of 2003 totaled $.476 per share compared to $.366 per share for the first nine months of 2002, an increase of 30.1%. The dividend payout ratios for the nine months ended September 30, 2003 and 2002 were 32.94% and 29.65%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At September 30, 2003, these regulations and covenants did not impair the Company's (or its subsidiaries') ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first nine months of 2003, shareowners' equity increased $12.4 million, or 8.9%, on an annualized basis. Growth in equity during the first nine months was positively impacted by net income of $19.1 million and the issuance of common stock of $887,000. Equity was reduced by dividends paid during the first nine months of $6.3 million, or $.476 per share and a reduction in the net unrealized gain on available-for-sale securities of $1.3 million. At September 30, 2003, the Company's common stock had a book value of $15.00 per diluted share compared to $14.08 at December 31, 2002.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the first nine months of 2003. During 2002, 155,775 shares were acquired. From March 30, 2000 through September 30, 2003, the Company repurchased 572,193 shares at an average purchase price of $19.23 per share. (Note: all shares above are stated on a split-adjusted basis).

OTHER

Prior to 2002, the Bank maintained relationships with a small number of Independent Service Organizations (ISOs) in connection with its card processing operations. Certain merchant clients of one ISO have alleged they are entitled to receive financial reserves placed with the ISO. The Bank is currently named as a co-defendant in a lawsuit brought against the ISO by a merchant. Management does not believe that the ultimate resolution of this issue will have a material impact on the Company's financial position or results of operations. The Bank no longer maintains merchant service relationships with ISOs.

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

Allowance for Loan Losses:
-------------------------   The allowance for loan losses is established
through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by the Company for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in the Company's 2002 Form 10-K.

Intangible Assets:
-----------------   Intangible assets consist primarily of goodwill and core
deposit assets that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company performs an impairment review on an annual basis to determine if there has been impairment of its goodwill. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

Core deposit assets represent the premium the Company paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 10 - 15 years, with the majority being amortized over approximately 10 years. Generally, core deposits refer to nonpublic, nonmaturing deposits including noninterest-bearing deposits, NOW, money market and savings. The Company makes certain estimates relating to the useful life of these assets, and the rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates may materially affect reported earnings.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities which have certain characteristics. This interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Company does not currently maintain any variable interest entities that would require the accounting treatment prescribed by this pronouncement.

In May 2003, the FASB issued Statement No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Accounting for three types of freestanding financial instruments is affected: mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; put options and forward purchase contracts involving instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and obligations that can be settled with shares, for which the monetary value is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently maintain any financial instruments that would require the accounting treatment prescribed by this pronouncement.


TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                            FOR THREE MONTHS ENDED SEPTEMBER 30,
                                              2003                       2002
                                    -----------------------    -----------------------
                                    Balance  Interest  Rate    Balance  Interest  Rate
                                    -------  --------  ----    -------  --------  ----
ASSETS
Loans, Net of Unearned
  Interest<F1>                    $1,336,139  $23,114  6.86% $1,266,591  $23,969  7.51%
Taxable Investment Securities        108,234      841  3.08%    131,939    1,646  4.95%
Tax-Exempt Investment
  Securities<F2>                      60,306      898  5.96%     68,692    1,022  5.95%
Funds Sold                           130,010      303  0.91%     44,263      182  1.61%
                                  ----------  -------        ----------  -------
   Total Earning Assets            1,634,689   25,156  6.11%  1,511,485   26,819  7.04%
Cash & Due From Banks                 80,246                     69,765
Allowance for Loan Losses            (12,534)                   (12,503)
Other Assets                         113,604                    109,873
                                  ----------                 ----------
      TOTAL ASSETS                $1,816,005                 $1,678,620
                                  ==========                 ==========

LIABILITIES
NOW Accounts                      $  263,729  $   151  0.23% $  240,032  $   324  0.54%
Money Market Accounts                220,924      257  0.46%    221,521      731  1.31%
Savings Accounts                     111,644       28  0.10%    106,551      137  0.51%
Other Time Deposits                  434,206    2,293  2.10%    462,139    3,304  2.84%
                                  ----------  -------        ----------  -------
   Total Int. Bearing Deposits     1,030,503    2,729  1.05%  1,030,243    4,496  1.73%
Short-Term Borrowings                 92,316      282  1.21%     64,915      194  1.19%
Long-Term Debt                        53,041      495  3.70%     24,763      256  4.09%
                                  ----------  -------        ----------  -------
    Total Interest Bearing
      Liabilities                  1,175,860    3,506  1.18%  1,119,921    4,946  1.75%
Noninterest Bearing Deposits         421,376                    358,153
Other Liabilities                     19,709                     19,636
                                  ----------                 ----------
     TOTAL LIABILITIES             1,616,945                  1,497,710

SHAREOWNERS' EQUITY
Common Stock                             132                        106
Surplus                               15,465                     14,530
Other Comprehensive Income             2,144                      3,412
Retained Earnings                    181,319                    162,862
                                  ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY          199,060                    180,910
                                  ----------                 ----------
  TOTAL LIABILITIES & EQUITY      $1,816,005                 $1,678,620
                                  ==========                 ==========

Interest Rate Spread                                   4.93%                      5.29%
                                                       ====                       ====
Net Interest Income                           $21,650                    $21,873
                                              =======                    =======
Net Yield on Earning Assets                            5.26%                      5.74%
                                                       ====                       ====

                                            FOR NINE MONTHS ENDED SEPTEMBER 30,
                                              2003                       2002
                                    -----------------------    -----------------------
                                    Balance  Interest  Rate    Balance  Interest  Rate
                                    -------  --------  ----    -------  --------  ----
ASSETS
Loans, Net of Unearned
  Interest<F1>                    $1,314,173  $69,736  7.09% $1,243,711 $71,527   7.69%
Taxable Investment Securities        121,680    2,951  3.24%    143,251   5,561   5.19%
Tax-Exempt Investment
  Securities<F2>                      62,527    2,775  5.92%     69,691   3,148   6.02%
Funds Sold                           122,394      988  1.06%     88,041   1,089   1.63%
                                  ----------  -------        ----------  -------
   Total Earning Assets            1,620,774   76,450  6.31%  1,544,694  81,325   7.04%
Cash & Due From Banks                 79,071                     72,061
Allowance for Loan Losses            (12,561)                   (12,334)
Other Assets                         112,671                    110,966
                                  ----------                 ----------
      TOTAL ASSETS                $1,799,955                 $1,715,387
                                  ==========                 ==========

LIABILITIES
NOW Accounts                      $  261,011  $   546  0.28% $  237,296 $   980   0.55%
Money Market Accounts                215,616    1,069  0.66%    225,908   2,346   1.39%
Savings Accounts                     109,123      161  0.20%    104,707     403   0.51%
Other Time Deposits                  434,513    7,232  2.23%    510,523  12,928   3.39%
                                  ----------  -------        ----------  -------
   Total Int. Bearing Deposits     1,020,263    9,008  1.18%  1,078,434  16,657   2.07%
Short-Term Borrowings                100,487      951  1.27%     69,046     531   1.03%
Long-Term Debt                        59,879    1,541  3.44%     17,536     648   4.94%
                                  ----------  -------        ----------  -------
    Total Interest Bearing
      Liabilities                  1,180,629   11,500  1.30%  1,165,016  17,836   2.05%
Noninterest Bearing Deposits         405,045                    353,366
Other Liabilities                     19,497                     19,294
                                  ----------                 ----------
     TOTAL LIABILITIES             1,605,171                  1,537,676

SHAREOWNERS' EQUITY
Common Stock                             117                        106
Surplus                               15,171                     15,637
Other Comprehensive Income             2,570                      2,863
Retained Earnings                    176,926                    159,105
                                  ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY          194,784                    177,711
                                  ----------                 ----------
  TOTAL LIABILITIES & EQUITY      $1,799,955                 $1,715,387
                                  ==========                 ==========

Interest Rate Spread                                   5.01%                      4.99%
                                                       ====                       ====
Net Interest Income                           $64,950                   $63,489
                                              =======                   =======
Net Yield on Earning Assets                            5.36%                      5.50%
                                                       ====                       ====

<F1>  Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $1.7 million and $5.1 million for the three and nine months ended
      September 30, 2003, versus $1.2 million and $3.4 million, for the comparable periods ended September 30, 2002.
<F2>  Interest income includes the effects of taxable equivalent adjustments using a 35%
      federal tax rate.

                                                      21




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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 24. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 2003 based upon certain assumptions as set-forth in the notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability fair values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

The Company is currently asset sensitive, which generally indicates that, in a period of rising interest rates, the net interest margin will be positively impacted as the velocity and/or volume of assets being repriced exceeds liabilities. The opposite is true in a falling rate environment. However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how the Company responds to changing rates and thus impact the magnitude of change in net interest income. Nonmaturity deposits offer management greater discretion as to the direction, timing and magnitude of interest rate changes and can have a material impact on the Company's interest rate sensitivity. In addition, the relative level of interest rates as compared to the current yields/rates of existing assets/liabilities can impact both the direction and magnitude of the change in net interest margin as rates rise and fall from one period to the next.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Controls
----------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company's internal controls. There have been no significant changes in the Company's internal controls during the Company's most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect the Company's disclosure controls and procedures.


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS<F1>
(Dollars in Thousands)

Other Than Trading Portfolio                              September 30, 2003
----------------------------    -----------------------------------------------------------------------------------   Market
                                 Year 1      Year 2      Year 3      Year 4      Year 5      Beyond       Total        Value
                                --------    --------    --------    --------    --------    --------    ---------    ----------
Loans
  Fixed Rate                  $  199,966    $ 97,121    $ 68,410     $26,416     $15,232     $18,218    $  425,363   $  436,348
    Average Interest Rate          7.49%       7.79%       7.28%       7.79%       7.50%       6.59%         7.50%
  Floating Rate<F2>              579,473     118,505     165,487      17,683       3,820      12,557       897,525      918,769
    Average Interest Rate          5.41%       6.95%       6.53%       7.21%       6.69%       6.96%         5.86%
Investment Securities<F3>
  Fixed Rate                      87,207      45,445      15,018       2,742         749       8,184       159,345      159,345
    Average Interest Rate          3.36%       3.19%       4.03%       4.75%       5.49%       3.88%         3.36%
  Floating Rate                    3,389           -           -           -           -           -         3,389        3,389
    Average Interest Rate          4.51%           -           -           -           -           -         4.51%
Other Earning Assets
  Floating Rates                 161,580           -           -           -           -           -       161,580      161,580
    Average Interest Rates         0.92%           -           -           -           -           -         0.92%
Total Financial Assets        $1,031,615    $261,071    $248,915     $46,841     $19,801     $38,959    $1,647,202   $1,679,431
    Average Interest Rates         4.91%       6.61%       6.59%       7.39%       7.27%       6.89%         5.55%

Deposits<F4>
  Fixed Rate Deposits         $  335,256    $ 63,600    $ 22,531     $ 8,451     $ 2,822     $     6    $  432,666   $  435,352
    Average Interest Rates         1.77%       2.90%       3.16%       3.68%       3.28%       4.85%         2.06%
  Floating Rate Deposits         596,473           -           -           -           -           -       596,473      601,200
    Average Interest Rates         0.27%           -           -           -           -           -         0.27%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  2,111      17,138       1,787       1,718       1,751      13,511        38,016       35,860
    Average Interest Rate          5.13%       3.31%       4.90%       4.83%       4.85%       4.94%         4.20%
  Floating Rate Debt             112,255           -           -           -           -           -       112,255      105,878
    Average Interest Rate          0.95%           -           -           -           -           -         0.95%
Total Financial Liabilities   $1,046,095    $ 80,738    $ 24,318     $10,169     $ 4,573     $13,517    $1,179,410   $1,178,290
    Average interest Rate          1.04%       2.99%       3.29%       3.88%       3.88%       4.94%         1.12%

<F1>  Based upon expected cash-flows, unless otherwise indicated.
<F2>  Based upon a combination of expected maturities and repricing opportunities.
<F3>  Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.
<F4>  Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits in Year 1. Other time deposit balances are classified according to maturity.

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
Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C.
Section 1350.

(B)  Reports on Form 8-K

On July 24, 2003, the Company filed an 8-K to report the following event: issuance of a press release to report earnings for the quarter ended June 30, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/s/ J. Kimbrough Davis
------------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 14, 2003

22