Form 10-K
period 2003-12-31
CAPITAL CITY BANK GROUP INC
filed 2004-03-12
CIK 726601

Form 10-K

                      Securities and Exchange Commission
                            Washington, D.C. 20549

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the Fiscal Year Ended December 31, 2003

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

As of June 30, 2003, there were issued and outstanding 13,221,031 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol "CCBG." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq on June 30, 2003, was $477 million.

As of February 27, 2004, 13,273,494 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.


CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2003 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE
------                                                                 ----

Item 1.   Business                                                        3
Item 2.   Properties                                                     16
Item 3.   Legal Proceedings                                              16
Item 4.   Submission of Matters to a Vote of Security Holders            16

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related
          Shareowner Matters                                             17
Item 6.   Selected Financial & Other Data                                18
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk      45
Item 8.   Financial Statements and Supplementary Data                    48
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                       79
Item 9A.  Controls and Procedures                                        79

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant             80
Item 11.  Executive Compensation                                         80
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                     80
Item 13.  Certain Relationships and Related Transactions                 80
Item 14.  Principal Accountant Fees and Services                         80

PART IV
-------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                       80




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


PART I

Item 1.  Business

General

Capital City Bank Group, Inc. ("CCBG" or the "Company"), is a financial holding company registered under the Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach-Bliley Act") and is subject to the Bank Holding Company Act of 1956. CCBG was organized under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG's bank subsidiary, Capital City Bank ("CCB" or the "Bank").

At December 31, 2003, the Company had consolidated total assets of $1.8 billion and shareowners' equity of $203 million. Its principal asset is the capital stock of the Bank. CCB accounted for approximately 100% of the consolidated assets at December 31, 2003, and 100% of consolidated net income of the Company for the year ended December 31, 2003. In addition to its banking subsidiary, the Company has seven other indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Securities, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of Capital City Bank.

On January 8, 2004, the Company announced the signing of a definitive agreement to acquire the Quincy State Bank, located in Quincy Florida from Synovus Financial Corp. Quincy State Bank is a $127 million asset institution (as of December 31, 2003) with offices in Quincy and Havana, Florida. Both markets adjoin Leon County, home to the Company's Tallahassee headquarters. The purchase price is $26.1 million in cash and the closing is scheduled for late in the first quarter of 2004.

Dividends and management fees received from the Bank are the Company's only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled "Regulatory Considerations" in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information. The Company had a total of 795 (full-time equivalent) associates at February 27, 2004. Page 18 contains other financial and statistical information about the Company.

Banking Services

CCB is a Florida chartered full-service bank engaged in the commercial and retail banking business.

Significant services offered by the Bank include:

   * Business Banking - The Bank provides banking services to corporations and other business clients. Loans are made for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing, letters of credit, treasury management services, and merchant credit card transaction processing.

   * Commercial Real Estate Lending - The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development.

   * Residential Real Estate Lending - The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/ permanent (fixed or adjustable rate) financing arrangements, and FHA/VA loan products.


      The Bank offers these products through its existing network of branch offices. Geographical expansion of the delivery of this product line has occurred over the past three years through the opening of four mortgage lending offices in Gainesville (Alachua County), Lakeland (Polk County), Ocala (Marion County), and Panacea (Wakulla County).

   * Retail Credit - The Bank provides a full range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and credit card programs.

   * Institutional Banking - The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

   * Retail Banking - The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines, overdraft facilities, debit/credit cards, night deposit services, safe deposit facilities, and PC/Internet banking. Customers can use the "Star-Line" system to gain 24-hour access to their deposit and loan account information, and transfer funds between linked accounts. The Bank is a member of the "Star" ATM Network that permits banking customers to access cash at automatic teller machines ("ATMs") or point of sale merchants at locations throughout the United States.

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial customers located throughout North Florida and South Georgia. As of February 27, 2004, the Services Company is providing computer services to six correspondent banks, which have relationships with Capital City Bank.

Trust Services and Asset Management

Capital City Trust Company is the investment management arm of Capital City Bank. The Trust Company provides asset management for individuals through agency, personal trust, IRA's and personal investment management accounts.

Administration of pension, profit sharing and 401(k) plans is a significant product line. Associations, endowments and other non-profit entities hire the Trust Company to manage their investment portfolios. Individuals requiring the services of a trustee, personal representative or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $404 million as of December 31, 2003, with total assets under administration exceeding $470 million.

Brokerage Services

The Company offers access to retail investment products through Capital City Securities, Inc., a wholly-owned subsidiary of Capital City Bank. These products are offered through INVEST Financial Corporation, a member of NASD and SIPC. Non-deposit investment and insurance products are: (1) not FDIC insured; (2) not deposits, obligations, or guaranteed by any bank; and (3) subject to investment risk, including the possible loss of principal amount invested. Capital City Securities, Inc.'s brokers are licensed through INVEST Financial Corporation, and offer a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. CCBG and its subsidiary are not affiliated with INVEST Financial Corporation.


Expansion of Business

Since 1984, the Company has completed twelve acquisitions totaling $1.2 billion in deposits within existing and new markets. In addition, in 2003, the Company opened four new offices - two in Tallahassee and one each in Springhill and Starke (replacement office) - to improve service and product delivery within these Florida markets.

The Company plans to continue its expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and branches, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas. The Company will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking. Management anticipates that roughly half of the Company's future earnings growth will be generated through growth in existing markets and half through acquisitions.

Competition

The banking business is rapidly changing and CCBG and its subsidiary operate in a highly competitive environment, especially with respect to services and pricing. The on-going consolidation of the banking industry has altered and continues to significantly alter the competitive environment within the Florida, Georgia, and Alabama markets. Management believes this consolidation further enhances the Company's competitive position and opportunities in many of its markets. CCBG's primary market area is 17 counties in Florida, four counties in Georgia and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon County. Capital City Bank's Leon County deposits totaled $602.6 million, or 40.9%, of the Company's consolidated deposits at December 31, 2003.


The following table depicts CCBG's market share percentage within each respective county, based on total commercial bank deposits within the county.

                                            Market Share
                                         as of September 30,
                                     2003       2002       2001
----------------------------------------------------------------
Florida:<F1><F2>
  Bradford County                    35.1%      38.4%      41.4%
  Citrus County                       3.5%       3.3%       3.7%
  Clay County                         2.7%       3.2%       4.0%
  Dixie County                       15.5%      17.5%      18.7%
  Gadsden County                     31.1%      29.4%      30.7%
  Gilchrist County                   41.8%      38.5%      39.2%
  Gulf County                        28.5%      23.5%      23.1%
  Hernando County                     1.8%       1.0%       1.5%
  Jefferson County                   27.0%      27.1%      28.6%
  Leon County                        17.9%      18.4%      23.2%
  Levy County                        33.3%      34.0%      37.3%
  Madison County                     18.1%      19.0%      23.7%
  Pasco County                         .4%        .4%        .8%
  Putnam County                      12.8%      12.5%      15.5%
  Suwannee County                     8.6%       9.1%      10.4%
  Taylor County                      27.7%      29.0%      33.4%
  Washington County                  25.6%      20.4%      22.5%
Georgia:<F3>
  Bibb County                         3.1%       3.1%       3.6%
  Burke County                       11.0%      12.4%      11.4%
  Grady County                       24.5%      31.5%      43.3%
  Troup County                       10.0%      10.9%      11.2%
Alabama:<F3>
  Chambers County                     4.1%       3.3%       3.4%

<F1> Obtained from the September 30 Office Level Report published by the
     Florida Bankers Association.

<F2> Does not include Alachua, Marion, Polk and Wakulla counties where
     Capital City Bank maintains residential mortgage lending offices only.

<F3> Obtained from the June 30 FDIC/OTS Summary of Deposits Report.


The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties.

                        Number of         Number of Commercial
County              Commercial Banks          Bank Offices
--------------------------------------------------------------
Florida:<F1>
  Bradford                  3                       3
  Citrus                   10                      40
  Clay                     11                      26
  Dixie                     3                       4
  Gadsden                   4                       7
  Gilchrist                 3                       5
  Gulf                      4                       6
  Hernando                 12                      33
  Jefferson                 2                       2
  Leon                     13                      66
  Levy                      3                      11
  Madison                   5                       5
  Pasco                    16                      82
  Putnam                    5                      11
  Suwannee                  4                       4
  Taylor                    3                       4
  Washington                3                       3
Georgia:<F2>
  Bibb                     10                      53
  Burke                     5                      10
  Grady                     5                       8
  Troup                     9                      22
Alabama:<F2>
  Chambers                  5                      10

<F1> Obtained from the September 30 Office Level Report published by the
     Florida Bankers Association.

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

The Company

The Company is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA").

As a result, the Company is subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.


Financial Holding Companies

Permitted Activities. The Gramm-Leach-Bliley Act, enacted on November 12, 1999, repealed two anti-affiliation provisions of the Glass-Steagall Act:
Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities and
Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act expressly preempts most state laws restricting state banks from owning or acquiring interests in financial affiliates, such as insurance companies. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. A bank holding company may now engage in a full range of activities that are financial in nature by electing to become a "Financial Holding Company." Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Except for the activities relating to financial holding companies permissible under the Gramm-Leach-Bliley Act, these restrictions will apply to the Company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. The Federal Reserve has determined the following activities, among others, to be permissible for bank holding companies: factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities. There are no territorial limitations on permissible non-banking activities of financial holding companies. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control. Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a financial holding company, such as the Company. A conclusive presumption of control exists if an individual or company acquires 25% or more of any class of voting securities of the financial holding company. A rebuttable presumption of control exists if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the transaction.


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

Capital City Bank

CCB is a banking institution that is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the Florida Department. The Florida Department supervises and regulates all areas of CCB's operations including, without limitation, the making of loans, the issuance of securities, the conduct of CCB's corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of branches. CCB is also a member bank of the Federal Reserve System, which makes CCB's operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, CCB's deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over CCB.


As a state chartered banking institution in the State of Florida, CCB is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of CCB's customers. Various consumer laws and regulations also affect the operations of CCB, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

Reserves

The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.
An institution may borrow from the Federal Reserve Bank "discount window."
As a secondary source of funds, provided that the institution meets the Federal Reserve Bank's credit standards.

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

The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock,
(iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

Interstate Banking and Branching

The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that adequately capitalized and managed financial holding companies are permitted to acquire banks in any state.

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

USA PATRIOT Act of 2001

On October 26, 2001, the USA PATRIOT Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks occurring on September 11, 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and intelligence communities' ability to work together to combat terrorism. Title III of the Patriot Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including the Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions. In addition, the collected customer identification information must be verified within a reasonable time after a new account is opened through documentary or non-documentary methods. All new customers must be screened against any Section 326 government lists of known or suspected terrorists within a reasonable time after opening an account.

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

Website Access to Company's Reports

The Company's internet website is www.ccbg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), and reports filed pursuant to Section 16, 13(d), and 13(g) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by the Bank but is located, in part, on land leased under a long-term agreement.

The Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest. The annual lease provides for payments of approximately $85,000, to be adjusted for inflation in future years.

As of February 27, 2004, the Bank had 57 banking locations. Of the 57 locations, the Bank leases the land, buildings, or both at 10 locations and owns the land and buildings at the remaining 47.

Item 3.  Legal Proceedings

The Company is a party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None


PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Shareowner Matters

The Company's common stock trades on the Nasdaq National Market under the symbol "CCBG."

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years, as adjusted for the Company's stock split on June 13, 2003. The Company had a total of 1,512 shareowners of record as of February 27, 2004.




                                   2003                            2002
                     ------------------------------  -------------------------------
                      Fourth  Third  Second  First    Fourth  Third  Second  First
                       Qtr.    Qtr.   Qtr.    Qtr.     Qtr.    Qtr.   Qtr.    Qtr.
------------------------------------------------------------------------------------
Common stock price:
  High               $46.83  $40.93  $36.43  $32.32   $32.04  $29.55  $27.84  $22.00
  Low                 36.62   35.00   29.74   26.81    22.26   22.32   20.60   18.12
  Close               45.99   38.16   36.08   31.29    31.35   26.45   27.62   21.60
Cash dividends
  declared per share   .180    .170    .170    .136     .136    .122    .122    .122





Future payment of dividends will be subject to determination and declaration by the Board of Directors. Florida law limits the payment of dividends by the Company. There are also legal limits on the frequency and amount of dividends that can be paid by CCB to the Company. See subsection entitled "Dividends" in the Business section on page 10, in the Management's Discussion and Analysis of Financial Condition and Operating Results on page 41 and Note 15 in the Notes to Consolidated Financial Statements. These restrictions may limit the Company's ability to pay dividends to its shareowners. As of February 27, 2004, the Company does not believe these restrictions will impair the Company's ability to declare and pay its routine and customary dividends.


Item 6.  Selected Financial & Other Data


(Dollars in Thousands, Except Per Share Data)<F1>

                                                 For the Years Ended December 31,
                                   ----------------------------------------------------------
                                      2003        2002        2001        2000        1999
---------------------------------------------------------------------------------------------
Interest Income                    $   99,487  $  106,095  $  118,983  $  109,334  $   99,685
Net Interest Income                    84,648      83,592      70,734      63,100      58,438
Provision for Loan Losses               3,436       3,297       3,983       3,120       2,440
Net Income                             25,193      23,082      16,866      18,153      15,252

Per Common Share:
  Basic Net Income                 $     1.91  $     1.75  $     1.27  $     1.43  $     1.20
  Diluted Net Income                     1.90        1.74        1.27        1.43        1.20
  Cash Dividends Declared                .656        .502        .476        .436        .442
  Diluted Book Value                    15.27       14.08       12.86       11.61       10.36

Based on Net Income:
  Return on Average Assets               1.40%       1.34%       0.99%       1.24%       1.06%
  Return on Average Equity              12.82       12.85       10.00       12.99       11.64
  Dividend Pay-out Ratio                34.51       28.87       37.48       30.49       36.83

Averages for the Year:
  Loans, Net of Unearned
    Interest                       $1,318,080  $1,256,107  $1,184,290  $1,002,122  $  884,323
  Earning Assets                    1,624,680   1,556,500   1,534,548   1,315,024   1,291,262
  Assets                            1,804,895   1,727,180   1,704,167   1,463,612   1,444,069
  Deposits                          1,431,808   1,424,999   1,442,916   1,207,103   1,237,405
  Long-Term Debt                       55,594      30,423      15,308      13,070      17,274
  Shareowners' Equity                 196,588     179,652     168,652     139,738     131,058

Year-End Balances:
  Loans, Net of Unearned
    Interest                       $1,341,632  $1,285,221  $1,243,351  $1,051,832  $  928,486
  Earning Assets                    1,648,818   1,636,472   1,626,841   1,369,294   1,263,296
  Assets                            1,846,502   1,824,771   1,821,423   1,527,460   1,430,520
  Deposits                          1,474,205   1,434,200   1,550,101   1,268,367   1,202,658
  Long-Term Debt                       46,475      71,745      13,570      11,707      14,258
  Shareowners' Equity                 202,809     186,531     171,783     147,607     132,216
  Equity to Assets Ratio                10.98%      10.22%       9.43%       9.66%       9.24%

Other Data:
  Basic Average Shares
    Outstanding                    13,222,487  13,225,285  13,241,957  12,732,749  12,718,681
  Diluted Average Shares
    Outstanding                    13,251,189  13,274,355  13,292,435  12,768,553  12,745,291
  Shareowners of Record<F2>             1,512       1,457       1,473       1,599       1,362
  Banking Locations<F2>                    57          54          56          56          48
  Full-Time Equivalent Associates<F2>     795         781         787         791         678

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

<F2> As of the record date.  The record date is on or about March 1st of the following year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.
The MD&A is divided into subsections entitled "Executive Overview," "Earnings Analysis," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2003 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG" or the "Company." Capital City Bank is referred to as "CCB" or the "Bank."

The period-to-date averages used in this report are based on daily balances for each respective period. In certain circumstances, comparing average balances for the fourth quarters of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table 2 for annual averages and Table 15 for financial information presented on a quarterly basis.

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

EXECUTIVE OVERVIEW

The Company is a financial holding company and a bank holding company headquartered in Tallahassee, Florida that provides through its wholly owned subsidiary, Capital City Bank, a broad array of products and services in 17 Florida counties, four Georgia counties, and one Alabama county. The Bank also has mortgage lending offices in four additional Florida communities. The Bank offers commercial and retail banking services, as well as trust and asset management, brokerage, and data processing services.

From an industry and national perspective, the Company's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and, to a lesser extent, non-interest income such as service charges on deposit accounts, trust service fees, mortgage banking revenues, and data processing revenues. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including the Company. During 2003, the Federal government's focus was marked by steady low interest rates intended to stabilize the current economy and to provide stimulation to future industrial economic growth. Lending activities are also significantly influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.


The Company philosophy is to grow and prosper, building long-term relationships based on quality service, high ethical standards, and safe and sound banking practices. The Company is a super-community bank in the relationship banking business with a locally oriented, community-based focus, which is augmented by experienced, centralized support in select specialized areas. The Company's local market orientation is reflected in its network of banking office locations, experienced community executives, and community advisory boards which support the Company's focus of responding to local banking needs. The Company strives to offer a broad array of sophisticated products and to provide quality service by empowering associates to make decisions in their local markets.

The Company plans to continue its expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and branches, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas. The Company will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking. Management anticipates that roughly half of the Company's future earnings growth will be generated through growth in existing markets and half through acquisitions.

Pending Acquisition

On January 8, 2004, the Company announced the signing of a definitive agreement to acquire Quincy State Bank, located in Quincy, Florida from Synovus Financial Corp. Quincy State Bank is a $127 million asset institution (as of December 31, 2003) with offices in Quincy and Havana, Florida. Both markets adjoin Leon County, home to the Company's Tallahassee headquarters. The purchase price is $26.1 million in cash and the closing is scheduled for late in the first quarter of 2004.

Previous Acquisitions

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


EARNINGS ANALYSIS

Earnings for 2003 totaled $25.2 million, or $1.90 per diluted share. This compares to $23.1 million, or $1.74 per diluted share in 2002, and $16.9 million, or $1.27 per diluted share in 2001. Return on average assets was 1.40% and return on average shareowners' equity was 12.82% for 2003, compared to 2002's results of 1.34% and 12.85%, respectively, and 2001's performance of .99% and 10.00%, respectively.

The increase in 2003 earnings was primarily attributable to growth in operating revenues (defined as the total of net interest income and noninterest income) of 5.8%, driven by 16.2% growth in noninterest income. The increase in noninterest income reflects higher deposit fees, merchant service fee income and mortgage banking revenues. These and other significant factors are discussed throughout the Financial Review. A condensed earnings summary is presented in Table 1.




Table 1


CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

                                              For the Years Ended December 31,
                                           --------------------------------------
                                             2003           2002           2001
---------------------------------------------------------------------------------
Interest Income                            $ 99,487       $106,095       $118,983
Taxable Equivalent Adjustments                1,413          1,682          1,775
                                           --------       --------       --------
Total Interest Income (FTE)                 100,900        107,777        120,758
Interest Expense                             14,839         22,503         48,249
                                           --------       --------       --------
Net Interest Income (FTE)                    86,061         85,274         72,509
Provision for Loan Losses                     3,436          3,297          3,983
Taxable Equivalent Adjustments                1,413          1,682          1,775
                                           --------       --------       --------
Net Interest Income After Provision
   for Loan Losses                           81,212         80,295         66,751
Noninterest Income                           41,939         36,103         31,159
Noninterest Expense                          84,378         80,625         71,926
                                           --------       --------       --------
Income Before Income Taxes                   38,773         35,773         25,984
Income Taxes                                 13,580         12,691          9,118
                                           --------       --------       --------
Net Income                                 $ 25,193       $ 23,082       $ 16,866
                                           ========       ========       ========
Basic Net Income Per Share                 $   1.91       $   1.75       $   1.27
                                           ========       ========       ========
Diluted Net Income Per Share               $   1.90       $   1.74       $   1.27
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

In 2003, taxable equivalent net interest income increased $787,000, or 1.0%. This follows an increase of $12.8 million, or 17.6%, in 2002, and $7.8 million, or 12.1%, in 2001. The favorable impact was a result of lower funding costs and a shift in earning assets mix, partially offset by declining asset yields attributable to the low interest rate environment. Lower interest rates paid on deposit products and a favorable shift in deposit mix led to a net reduction in interest expense of $7.7 million over 2002. This favorable variance continued to be partially offset by declining yields on earning assets, which produced a decline in taxable equivalent interest income of $6.9 million. Over the last three years, management has aggressively repriced interest bearing liabilities in response to the Federal Reserve's reduction in its target rate on overnight funds.


Table 2


AVERAGE BALANCES AND INTEREST RATES

 (Taxable Equivalent Basis - Dollars in Thousands)
                                              2003                               2002                               2001
                                ------------------------------     ------------------------------     -----------------------------
                                 Average              Average       Average              Average       Average              Average
                                 Balance    Interest   Rate         Balance    Interest   Rate         Balance    Interest   Rate
-----------------------------------------------------------------------------------------------------------------------------------

Assets:
 Loans, Net of Unearned
   Interest<F1><F2>             $1,318,080   $ 92,264   7.00%      $1,256,107   $ 95,222   7.58%      $1,184,290   $102,737   8.68%
 Taxable Investment
   Securities                      124,541      3,724   2.98          135,865      6,941   5.11          170,328      9,619   5.65
 Tax-Exempt Investment
   Securities<F2>                   61,387      3,651   5.95           68,915      4,133   6.00           78,928      4,792   6.07
 Funds Sold                        120,672      1,261   1.03           95,613      1,481   1.53          101,002      3,610   3.55
                                ----------   --------   ----       ----------   --------   ----       ----------   --------   ----
    Total Earning Assets         1,624,680    100,900   6.21        1,556,500    107,777   6.92        1,534,548    120,758   7.87

 Cash & Due From Banks              79,625                             72,960                             69,242
 Allowance For Loan Losses         (12,544)                           (12,409)                           (11,910)
 Other Assets                      113,134                            110,129                            112,287
                                ----------                         ----------                         ----------
    TOTAL ASSETS                $1,804,895                         $1,727,180                         $1,704,167
                                ==========                         ==========                         ===========

Liabilities:
 NOW Accounts                   $  264,159   $    676   0.26%      $  241,873   $  1,272   0.53%      $  214,881   $  4,046   1.88%
 Money Market Accounts             215,597      1,312   0.61          224,275      2,904   1.30          208,526      6,237   2.99
 Savings Accounts                  109,837        189   0.17          104,967        500   0.48          108,284      1,865   1.72
 Time Deposits                     433,176      9,390   2.17          493,956     15,875   3.21          604,909     33,066   5.47
                                ----------   --------   ----       ----------   --------   ----       ----------   --------   ----
    Total Interest
      Bearing Deposits           1,022,769     11,567   1.13        1,065,071     20,551   1.93        1,136,600     45,214   3.98
 Short-Term Borrowings             101,274      1,270   1.25           72,594        767   1.06           58,111      2,164   3.72
 Long-Term Debt                     55,594      2,002   3.60           30,423      1,185   3.90           15,308        871   5.69
                                ----------   --------   ----       ----------   --------   ----       ----------   --------   ----
    Total Interest
      Bearing Liabilities        1,179,637     14,839   1.26        1,168,088     22,503   1.93        1,210,019     48,249   3.99
 Noninterest Bearing Deposits      409,039   --------   ----          359,928   --------   ----          306,316
 Other Liabilities                  19,631                             19,512                             19,180
                                ----------                         ----------                         ----------
    TOTAL LIABILITIES            1,608,307                          1,547,528                          1,535,515

Shareowners' Equity:
 Common Stock                          132                                132                                132
 Additional Paid-In Capital         15,272                             15,386                             18,940
 Retained Earnings                 181,184                            164,184                            149,580
                                ----------                         ----------                         ----------
    TOTAL SHAREOWNERS' EQUITY      196,588                            179,652                            168,652
                                ----------                         ----------                         ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY     $1,804,895                         $1,727,180                         $1,704,167
                                ==========                         ==========                         ===========
Interest Rate Spread                                    4.95%                              4.99%                              3.88%
                                                        ====                               ====                               ====
Net Interest Income                          $ 86,061                           $ 85,274                           $ 72,509
                                             ========                           ========                           ========
Net Interest Margin<F3>                                 5.30%                              5.47%                              4.73%
                                                        ====                               ====                               ====

<F1> Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $6.4 million, $4.6 million and $4.3 million in 2003, 2002 and 2001, respectively.

<F2> Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

<F3> Taxable equivalent net interest income divided by average earning assets.

Table 3


RATE/VOLUME ANALYSIS<F1>
(Taxable Equivalent Basis - Dollars in Thousands)

                                             2003 Changes from 2002                  2002 Changes from 2001
                                        --------------------------------       ---------------------------------
                                                           Due To                                 Due To
                                                           Average                                Average
                                                    --------------------                   ---------------------
                                         Total      Volume         Rate         Total      Volume          Rate
----------------------------------------------------------------------------------------------------------------
Earning Assets:
  Loans, Net of Unearned Interest<F2>   $(2,958)    $5,916      $ (8,874)      $(7,515)    $6,698      $(14,213)
  Investment Securities:
    Taxable                              (3,217)    (2,448)         (769)       (2,678)    (1,987)         (691)
    Tax-Exempt                             (482)      (450)          (32)         (659)      (608)          (51)
  Funds Sold                               (220)       389          (609)       (2,129)      (215)       (1,914)
                                        -------     ------      --------       -------     ------      --------

Total                                    (6,877)     3,407       (10,284)      (12,981)     3,888       (16,869)
                                        -------     ------      --------       -------     ------      --------

Interest Bearing Liabilities:
  NOW Accounts                             (596)       117          (713)       (2,774)       509        (3,283)
  Money Market Accounts                  (1,592)      (111)       (1,481)       (3,333)       471        (3,804)
  Savings Accounts                         (311)        23          (334)       (1,365)       (57)       (1,308)
  Time Deposits                          (6,485)    (1,953)       (4,532)      (17,191)    (6,065)      (11,126)
  Short-Term Borrowings                     503        578           (75)       (1,397)       447        (1,844)
  Long-Term Debt                            817        981          (164)          314        860          (546)
                                        -------     ------      --------       -------     ------      --------

Total                                    (7,664)      (365)       (7,299)      (25,746)    (3,835)      (21,911)
                                        -------     ------      --------       -------     ------      --------

Changes in Net Interest Income          $   787     $3,772      $ (2,985)      $12,765     $7,723      $  5,042
                                        =======     ======      ========       =======     ======      ========

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

For the year 2003, taxable equivalent interest income decreased $6.9 million, or 6.4%, over 2002, and $13.0 million, or 10.7%, in 2002 over 2001. New loan production and repricing of existing earning assets produced a 71 basis point reduction in the yield on earning assets, which declined from 6.92% for 2002 to 6.21% for 2003. This compares to a 95 basis point reduction in 2002 over 2001. The unfavorable impact of declining yields was partially mitigated by growth in earning assets of $68.2 million, which produced an overall improvement in the mix. The yield on the investment securities portfolio continued to decline as a result of the low rate environment. As shown in Table 3, both the investment and loan portfolios were significant contributors to the net reduction in interest income. In the current rate environment, portfolio repricing will continue to put pressure on interest income, but may be partially or completely offset by earning asset growth.

Interest expense decreased $7.7 million, or 34.1%, over 2002, and $25.7 million, or 53.4%, in 2002 over 2001. The general decline in interest rates produced favorable rate variances on interest bearing liabilities throughout the year. This was further enhanced by a favorable shift in mix, as certificates of deposit (generally a higher cost deposit product) declined relative to total deposits. Certificates of deposit, as a percent of total average deposits, declined from 34.7% in 2002 to 30.2% in 2003. Lower interest rates and a favorable shift in mix led to a decline in the average rate paid on interest bearing liabilities in 2003 of 67 basis points compared to 2002.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 4 basis points in 2003 and increased 111 basis points in 2002. The decrease in 2003 was attributable to the continued decline in the earning asset yield. The significant increase in 2002 is attributable to management's ability to rapidly adjust the average rate paid on interest bearing liabilities relative to the decline in yield on earning assets.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.30% in 2003, compared to 5.47% in 2002 and 4.73% in 2001. In 2003, the lower yields on earning assets (partially offset by lower rates paid on interest bearing liabilities) resulted in the 17 basis point decline in the margin.

Loan growth is anticipated to have a favorable impact on the net interest margin during the upcoming year along with any favorable changes in the Federal Reserve's target rate on overnight funds. However, depending on the magnitude of the loan growth, the improvement attributable to growth may be partially or completely offset by unfavorable repricing variances associated with loans and securities and any further unfavorable changes in the Federal Reserve's target rate on overnight funds. A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition."

Provision for Loan Losses

The provision for loan losses was $3.4 million in 2003, compared to $3.3 million in 2002 and $4.0 million in 2001. The slight increase in the 2003 provision reflects a slightly higher level of net charge-offs. The Company's stable provision over the last three-year period reflects continued stable credit quality supported by an adequate allowance for loan losses.

Net charge-offs remain at historically low levels relative to the size of the portfolio. Net charge-offs for 2003 totaled $3.5 million, or .27% of average loans. This compares to $2.9 million, or .23% for 2002. The increase is due primarily to a higher level of consumer loan net charge-offs, primarily automobile loans. In addition, the increase in 2003 over 2002 is reflective of an above normal level of consumer loan recoveries in 2002.


At December 31, 2003, the allowance for loan losses totaled $12.4 million compared to $12.5 million in 2002. At year-end 2003, the allowance represented 0.93% of total loans and provided coverage of 530% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" and Tables 7 and 8 for further information regarding the allowance for loan losses.

Noninterest Income

In 2003, noninterest income increased $5.8 million, or 16.2%, and represented 33.1% of operating revenue, compared to an increase of $4.9 million, or 15.9%, and 30.2%, respectively, in 2002. The increase in the level of noninterest income is attributable primarily to growth in deposit service charges, merchant service fee income, and mortgage banking revenues. The increase in 2002 was attributable to growth in deposit service charges, mortgage banking revenues, and other income (primarily retail brokerage fees and ATM/debit/credit card transaction fees). Factors affecting noninterest income are discussed below.

Service charges on deposit accounts increased $3.6 million, or 28.0%, in 2003, compared to an increase of $2.1 million, or 19.7%, in 2002. Service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges, and the collection rate. The increase in service charges in 2003 was primarily attributable to growth in NSF/overdraft fees associated with a new overdraft protection program implemented in the fourth quarter of 2002. Integration of acquisitions during 2004 will further enhance deposit service charge revenues. The increase in service charges in 2002 reflects an increase in the number of deposit accounts, primarily attributable to the 2001 Georgia banking office acquisitions, and increased NSF/overdraft fees in the fourth quarter of 2002.

Data processing revenues increased $396,000, or 19.8%, in 2003 versus a decrease of $73,000, or 3.5%, in 2002. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. The increase in 2003 was due to higher revenues from both financial clients and government contract processing. The Company added one financial client in late 2002 increasing the number currently being processed to six. In addition, government contract processing increased 20.0% during 2003 primarily due to increased processing volume with one client. In 2003, processing revenues for non-financial entities represented approximately 39.3% of total processing, compared to 41.5% in 2002. The decrease in total processing revenues for 2002 was primarily the result of a decline in revenues for financial clients. Management expects data processing revenues to remain stable during 2004.

In 2003, asset management fees increased $129,000, or 5.1%, versus a decrease of $35,000, or 1.4%, in 2002. At year-end 2003, assets under management totaled $404 million, reflecting growth of $61 million, or 17.8% over 2002. This growth is due to an increase in new business in existing markets and appreciation in stock market values over 2002. At year-end 2002, assets under management totaled $343 million, reflecting growth of $6.0 million, or 1.8% over 2001.

The Company continues to be among the leaders in the production of residential mortgage loans in many of its markets. In 2003, mortgage banking revenues increased $588,000, or 10.7%, compared to $2.4 million, or 75.3% in 2002. The increase in 2003 was due to the continued low interest rate environment resulting in a high level of fixed rate loan production through the third quarter of the year. The Company generally sells all fixed rate residential loan production into the secondary market. Fixed rate mortgage refinancing activity slowed significantly in the fourth quarter of 2003 and as a result mortgage banking revenues declined in the fourth quarter. Management does not expect mortgage banking revenues to remain at the levels experienced in 2003. The increase in revenue in 2002 was due to higher fixed rate mortgage production driven by the low interest rate environment, and a gain (pre-tax) of $675,000 on the one-time sale of $23.5 million in residential mortgage loans during the fourth quarter of 2002. The level of interest rates, origination volume and percent of fixed rate production have a significant impact on the Company's mortgage banking revenues.

Other noninterest income increased $1.2 million, or 8.7%, in 2003 versus an increase of $580,000, or 4.5% in 2002. The increase in 2003 was attributable primarily to an increase in merchant service fee income and miscellaneous recoveries. Merchant service fee income increased $848,000, or 22.8%, due to increased transaction volume and was partially offset with higher interchange service fees, which is reflected in noninterest expense. Miscellaneous recoveries were $241,000, or 86.5%, higher as a result of recovering legal and settlement costs associated with two lawsuits. The 2002 increase in noninterest income was attributable primarily to higher retail brokerage fees and ATM/debit/credit card transaction fees.

Noninterest income as a percent of average assets increased to 2.32% in 2003, compared to 2.09% in 2002, and 1.83% in 2001, driven primarily by service charge income, mortgage banking revenues and merchant service fee income.

Noninterest Expense

Noninterest expense for 2003 was $84.4 million, an increase of $3.8 million, or 4.7%, over 2002, compared with an increase of $8.7 million, or 12.1%, in 2002. Factors impacting the Company's noninterest expense during 2003 and 2002 are discussed below.

The Company's aggregate compensation expense in 2003 totaled $45.1 million, an increase of $3.0 million, or 7.1%, over 2002. The increase is primarily attributable to associate salary increases, higher performance-based compensation (commissions), increased pension costs, and higher healthcare insurance premiums. The increase in associate salaries reflects normal annual merit increases and higher performance-based compensation, which is reflective of higher commissions paid to mortgage originators. The higher pension cost is a result of an increase in the number of plan participants and the lower than expected return on plan assets resulting from the general stock market decline in recent years. Pension costs are expected to increase in 2004 by approximately 13%. Healthcare premiums are expected to continue to increase due to additional participants and rising costs from healthcare providers. In 2002, aggregate compensation increased $5.3 million, or 14.5%, over 2001. This increase was primarily due to the addition of Georgia and Alabama offices, higher performance-based compensation (profit participation, commissions, and incentives), increased pension costs, and higher healthcare insurance premiums.

Occupancy expense (including furniture, fixtures and equipment) increased by $416,000, or 3.1%, in 2003, compared to $726,000, or 5.7% in 2002. The increase in 2003 was primarily due to higher furniture/fixture, utility, and building depreciation expenses associated with the addition of four new offices. The increase in 2002 was primarily due to the addition of nine offices associated with the Georgia acquisitions, and costs associated with the conversion and full implementation of a new data processing system. Additional increases were experienced for 2002 in office leases and building maintenance/repairs.

Other noninterest expense increased $360,000, or 1.4%, in 2003, compared to $2.6 million, or 11.7%, in 2002. The increase in 2003 was attributable to:
(1) higher legal costs of $106,000 primarily resulting from corporate governance compliance work associated with the Sarbanes-Oxley Act; (2) increased processing expenses of $272,000 associated with implementation of new database systems in human resources, and custom programming work performed by the bank's core processing system vendor to facilitate the implementation of new applications (platform automation and home banking); and (3) increased interchange service fees of $717,000 associated with higher merchant card processing volume. These increases were partially offset with approximately $617,000 lower expense for contingency reserves, and lower seminar/education expense of $123,000.

The increase in 2002 was attributable to: (1) higher legal costs of $351,000 primarily resulting from merchant credit card processing; (2) increased professional fees associated with external audit, tax and pension consulting of $594,000; (3) increased processing expenses of $390,000 associated with customization of a newly implemented data processing system, increased ATM processing and trust account processing; (4) increased contributions of $175,000 attributable to increased funding for Capital City Bank Group Foundation, Inc.; (5) increased telephone costs of $215,000 resulting from Georgia acquisitions and line upgrades to the existing wide-area network; and
(6) higher miscellaneous expense of $1.2 million attributable to: loan underwriting/closing costs ($302,000), other losses/cash short ($304,000), credit card interchange fees ($262,000), seminars/education ($139,000), and other miscellaneous ($248,000).

The net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of average assets) was 2.17% in 2003 compared to 2.38% in 2002, and 2.14% in 2001. The Company's efficiency ratio (expressed as noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of taxable equivalent operating revenues) was 63.4%, 63.6%, and 65.2% in 2003, 2002 and 2001,
respectively.

Income Taxes

The consolidated provision for federal and state income taxes was $13.6 million in 2003, compared to $12.7 million in 2002, and $9.1 million in 2001. The increase in the 2003 tax provision was a result of higher taxable income and a decline in tax exempt income. The increase in the 2002 tax provision from 2001 was also due to higher taxable income and lower tax exempt income.

The effective tax rate was 35.0% in 2003, 35.5% in 2002, and 35.1% in 2001. The decrease in the effective tax rate for 2003 is due to an adjustment in federal income tax expense in the amount of $500,000 made during the fourth quarter of 2003. Following a recent IRS examination, the Company performed an evaluation of all its tax accounts. Upon completion of this analysis in the fourth quarter of 2003, the Company determined certain tax accounts should be adjusted to more appropriately reflect its current and deferred assets and liabilities. The effective tax rates previously noted differ from the combined federal and state statutory tax rates due primarily to tax-exempt income.

The increase in the effective tax rate for 2002 was primarily attributable to an increase in state taxable income as well as a decline of tax-exempt income relative to pre-tax income.

FINANCIAL CONDITION

Average assets totaled $1.8 billion, an increase of $78.0 million, or 4.5%, in 2003 versus the comparable period in 2002. Average earning assets for 2003 were $1.6 billion, representing an increase of $68.0 million, or 4.4%, over 2002. During 2003, average loans increased $62.0 million, or 4.9%, and average funds sold increased $25.1 million, or 26.2%. These increases were partially offset by a decline in average securities of $19.0 million, or 9.2%. Loan growth during 2003 was primarily funded through existing liquidity and deposit growth.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, while Table 4 highlights the changing mix of the Company's earning assets over the last three years.


Loans

Average loans increased $62.0 million, or 4.9%, over the comparable period in 2002. Loan growth was slow for the first quarter of the year, but picked up momentum during the second and third quarters. Loans, on average, increased $27.5 million in the second quarter and $19.4 million in the third quarter. Loan growth fell off during the fourth quarter primarily due to a decline in the residential held-for-sale loan portfolio. Loans as a percent of average earning assets increased to 81.1% for the year, compared to 80.7% for the comparable period of 2002. Loan growth occurred in all loan categories during the year with the exception of residential 1-4 family. The decline in the residential 1-4 family was due to a decline in held-for-sale loans resulting from a slow down in refinancing activity during the fourth quarter of 2003. Management anticipates that the pace of loan refinancing will slow in 2004 resulting in loan production producing greater net growth for the total loan portfolio.

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

Table 4



SOURCES OF EARNING ASSET GROWTH
(Average Balances - Dollars in Thousands)

                                                                          Components
                                       2002 to     Percentage      of Average Earning Assets
                                        2003        of Total       -------------------------
                                       Change        Change          2003     2002     2001
--------------------------------------------------------------------------------------------
Loans:
  Commercial, Financial
    and Agricultural                  $16,100         23.6%           9.2%     8.6%     8.0%
  Real Estate - Construction            7,996         11.7            5.5      5.3      5.3
  Real Estate - Commercial Mortgage    57,250         84.0           23.4     20.7     17.6
  Real Estate - Residential           (35,386)       (51.9)          29.1     32.6     32.8
  Consumer                             16,013         23.5           13.9     13.5     13.5
                                      -------        -----          -----    -----    -----
    Total Loans                        61,973         90.9           81.1     80.7     77.2
                                      -------        -----          -----    -----    -----

Securities:
  Taxable                             (11,324)       (16.6)           7.7      8.8     11.1
  Tax-Exempt                           (7,528)       (11.1)           3.8      4.4      5.1
                                      -------        -----          -----    -----    -----
    Total Securities                  (18,852)       (27.7)          11.5     13.2     16.2
                                      -------        -----          -----    -----    -----

Funds Sold                             25,059         36.8            7.4      6.1      6.6
                                      -------        -----          -----    -----    -----

      Total Earning Assets            $68,180        100.0%         100.0%   100.0%   100.0%
                                      -------        -----          -----    -----    -----





The Company's average loan-to-deposit ratio increased to 92.1% in 2003 from 88.1% in 2002. This compares to an average loan-to-deposit ratio in 2001 of 82.1%. The higher average loan-to-deposit ratio in 2003 primarily reflects higher loan growth.

Real estate loans, combined, represented 70.7% of total loans at December 31, 2003, versus 71.7% in 2002. This decline from the prior year reflects the decline in 1-4 family residential loans discussed above. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 2003, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 32.5% as of December 31, 2003, versus 32.9% at December 31, 2002.


Table 5




LOANS BY CATEGORY

                                                As of December 31,
                            --------------------------------------------------------
(Dollars in Thousands)          2003        2002        2001       2000       1999
------------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural              $  160,048  $  141,459  $  128,480  $  108,340  $ 98,894
Real Estate - Construction      89,149      91,110      72,778      84,133    62,166
Real Estate - Commercial
  Mortgage                     391,250     356,807     302,239     231,099   214,036
Real Estate - Residential      467,790     474,069     530,546     444,489   383,536
Consumer                       233,395     221,776     209,308     183,771   169,854
                            ----------  ----------  ----------  ----------  --------
    Total Loans, Net of
      Unearned Interest     $1,341,632  $1,285,221  $1,243,351  $1,051,832  $928,486
                            ==========  ==========  ==========  ==========  ========


Table 6


LOAN MATURITIES
                                        Maturity Periods
                               ----------------------------------
                                            Over One       Over
                                One Year     Through       Five
(Dollars in Thousands)          or Less    Five Years      Years         Total
--------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                 $ 66,448     $ 69,703     $ 23,896     $  160,048
Real Estate                     155,684      126,634      665,871        948,189
Consumer<F1>                     61,872      141,386       30,138        233,395
                               --------     --------     --------     ----------
    Total                      $284,004     $337,723     $719,905     $1,341,632
                               ========     ========     ========     ==========

Loans with Fixed Rates         $189,337     $222,813     $ 24,039     $  436,189
Loans with Floating or
  Adjustable Rates               94,667      114,910      695,866        905,443
                               --------     --------     --------     ----------
    Total                      $284,004     $337,723     $719,905     $1,341,632
                               ========     ========     ========     ==========

<F1> Demand loans and overdrafts are reported in the category of one year or less.




Allowance for Loan Losses

Management maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers' inability and unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality.

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

General reserves are assigned to large commercial purpose loans exceeding $100,000 that do not exhibit weaknesses and pools of smaller-balance homogenous loans based on calculated overall charge-off ratios over the past three years. The charge-off ratios applied are adjusted as detailed above, with further consideration given to the highest charge-off experience of the bank dating back to the recession of the late 1980s.

The allowance for loan losses is compared against the sum of the specific reserves assigned to problem loans plus the general reserves assigned to pools of loans that are not specific problem loans. Adjustments are made when appropriate. A most likely reserve value is determined within the computed range of required calculated reserve, with the actual allowance for loan losses compared to the most likely reserve value. The unallocated reserve is monitored on a regular basis and adjusted based on qualitative factors. Table 7 analyzes the activity in the allowance over the past five years.


Table 7



ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                             For the Years Ended December 31,
                                    -----------------------------------------------
(Dollars in Thousands)                2003     2002      2001      2000      1999
-----------------------------------------------------------------------------------
Balance at Beginning of Year        $12,495   $12,096   $10,564   $ 9,929    $9,827
Acquired Reserves                         -         -     1,206         -         -

Charge-Offs:
Commercial, Financial
  and Agricultural                      426       818       483       626       480
Real Estate - Construction                -         -         -         7         -
Real Estate - Commercial Mortgage        91         -        32         -       354
Real Estate - Residential               228       175       159       168       251
Consumer                              3,794     3,279     3,976     2,387     2,113
                                    -------   -------   -------    ------    ------
    Total Charge-Offs                 4,539     4,272     4,650     3,188     3,198
                                    -------   -------   -------    ------    ------

Recoveries:
Commercial, Financial
  and Agricultural                      142       136        44        52       142
Real Estate - Construction                -         -         -        11         -
Real Estate - Commercial Mortgage         -        20        65        73        84
Real Estate - Residential                18        37       116        54        11
Consumer                                877     1,181       768       513       623
                                    -------   -------   -------    ------    ------
    Total Recoveries                  1,037     1,374       993       703       860
                                    -------   -------   -------    ------    ------

Net Charge-Offs                       3,502     2,898     3,657     2,485     2,338
                                    -------   -------   -------    ------    ------

Provision for Loan Losses             3,436     3,297     3,983     3,120     2,440
                                    -------   -------   -------    ------    ------

Balance at End of Year              $12,429   $12,495   $12,096   $10,564    $9,929
                                    =======   =======   =======    ======    ======

Ratio of Net Charge-Offs
  to Average Loans Outstanding         .27%      .23%      .31%      .25%      .26%
                                    =======   =======   =======    ======    ======

Allowance for Loan Losses as a
  Percent of Loans at End of Year      .93%      .97%      .97%     1.00%     1.07%
                                    =======   =======   =======    ======    ======

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         3.55x     4.31x     3.31x     4.25x     4.25x
                                    =======   =======   =======    ======    ======





The allowance for loan losses at December 31, 2003 of $12.4 million compares to $12.5 million at year-end 2002. The allowance as a percent of total loans was 0.93% in 2003 and 0.97% in 2002. The allowance for loan losses as a percentage of loans reflects management's current estimation of the credit quality of the Company's loan portfolio. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at December 31, 2003 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed. The greatest losses experienced by the Company have occurred in the consumer loan portfolio, including credit cards. As such, the greatest amount of the allowance is allocated to consumer loans despite its relatively small balance. Management is constantly reviewing the delivery, underwriting and collection of these products to reduce loan losses.


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

The Company's nonperforming loans decreased $164,000, or 6.6% from a level of $2.5 million at December 31, 2002, to $2.3 million at December 31, 2003. During 2003 loans totaling approximately $9.0 million were added, while loans totaling $9.2 million were removed from nonaccruing status. A single loan of $3.7 million was both added and removed during the year. Of the $9.2 million removed, $1.5 million consisted of principal reductions and loan payoffs, $5.1 million represented loans transferred to other real estate, $2.4 million consisted of loans brought current and returned to an accrual status, and $165,000 was charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses. The majority (83%) of the Company's charge-offs in 2003 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.

All nonaccrual loans exceeding $25,000 not secured by 1-4 family residential properties are reviewed quarterly for impairment. A loan is considered impaired when it is probable that all principal and interest will not be collected according to the contractual terms. When a loan is considered impaired, it is reviewed for exposure to credit loss. If credit loss is probable, a specific reserve is allocated to absorb the anticipated loss. The Company had $1.3 million in loans considered impaired at December 31, 2003. The anticipated loss in those impaired loans is only $178,000.


Table 8


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                             2003                2002                2001               2000               1999
                        ---------------------------------------------------------------------------------------------
                                Percent             Percent            Percent            Percent            Percent
                                of Loans            of Loans           of Loans           of Loans           of Loans
                                in Each             in Each            in Each            in Each            in Each
                        Allow-  Category    Allow-  Category   Allow-  Category   Allow-  Category   Allow-  Category
                         ance   To Total     ance   To Total    ance   To Total    ance   To Total    ance   To Total
(Dollars in Thousands)  Amount   Loans      Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
----------------------------------------------------------------------------------------------------------------------

Commercial, Financial
and Agricultural        $ 2,824   11.9%    $ 2,740   11.0%    $ 3,257   10.3%    $ 1,423   10.3%     $1,873   10.7%
Real Estate:
  Construction              313    6.6         348    7.1         600    5.9         424    8.0         477    6.7
  Commercial Mortgage     2,831   29.2       2,559   27.8       3,098   24.3       3,157   22.0       3,228   23.0
  Residential               853   34.9       1,021   36.9         947   42.7         922   42.3         573   41.3
Consumer                  4,169   17.4       4,210   17.2       4,194   16.8       3,423   17.4       3,327   18.3
Not Allocated             1,439      -       1,617      -           -      -       1,215      -         451      -
                        -------  -----     -------  -----     -------  -----     -------  -----      ------  -----

    Total               $12,429  100.0%    $12,495  100.0%    $12,096  100.0%    $10,564  100.0%     $9,929  100.0%
                        =======  =====     =======  =====     =======  =====     =======  =====      ======  =====

Table 9


RISK ELEMENT ASSETS
                                                 As of December 31,
                                  -----------------------------------------------
(Dollars in Thousands)              2003     2002      2001      2000      1999
---------------------------------------------------------------------------------
Nonaccruing Loans                 $ 2,346   $ 2,510   $ 2,414   $ 2,919   $ 2,965
Restructured                            -         -        20        19        26
                                  -------   -------   -------   -------   -------

    Total Nonperforming Loans       2,346     2,510     2,434     2,938     2,991
Other Real Estate                   4,955     1,333     1,506       971       934
                                  -------   -------   -------   -------   -------
    Total Nonperforming Assets    $ 7,301   $ 3,843   $ 3,940   $ 3,909   $ 3,925
                                  =======   =======   =======   =======   =======
Past Due 90 Days or More          $   328   $ 2,453   $ 1,065   $ 1,102   $   781
                                  =======   =======   =======   =======   =======

Nonperforming Loans/Loans            .17%      .20%      .20%      .28%      .32%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Loans
  Plus Other Real Estate             .54%      .30%      .32%      .37%      .42%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Capital<F1>    3.39%     1.93%     2.14%     2.47%     2.76%
                                  =======   =======   =======   =======   =======
Reserve/Nonperforming Loans       529.80%   497.72%   496.96%   359.57%   331.96%
                                  =======   =======   =======   =======   =======

<F1> For computation of this percentage, "capital" refers to shareowners' equity plus the allowance for loan losses.


Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $166,000 higher for the year ended December 31, 2003.

Other real estate totaled $5.0 million at December 31, 2003, versus $1.3 million at December 31, 2002. This category includes property owned by Capital City Bank that was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 2003, the Company added properties totaling $5.4 million, and partially or completely liquidated properties totaling $1.7 million, resulting in a net increase in other real estate of approximately $3.7 million. The majority of the increase is the result of foreclosing on a large commercial building in December. The amount of the loan was $3.9 million. The building was under contract at year-end, and was subsequently sold with no loss of principal.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $3.5 million at December 31, 2003.

Loans past due 90 days or more totaled $328,000 at year-end, down from $2.4 million from the previous year. This is primarily the result of the payoff of one loan, and one other loan being brought current.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, the Company has both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of the Company's markets, a significant portion of the portfolio has historically been secured with real estate.

While the Company has a majority of its loans secured by real estate, the primary type of real estate collateral is 1-4 family residential properties. At December 31, 2003, approximately 70.7% of the portfolio consisted of real estate loans. Residential properties comprise approximately 49.3% of the real estate portfolio.


The real estate portfolio, while subject to cyclical pressures, is not typically speculative in nature and is originated at amounts that are within or below regulatory guidelines for collateral values. Management anticipates no significant reduction in the percentage of real estate loans to total loans outstanding.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 2003, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 2003, the Company's average investment portfolio decreased $18.9 million, or 9.2%, from 2002 and $44.5 million, or 17.8%, from 2002 compared to 2001. As a percentage of average earning assets, the investment portfolio represented 11.4% in 2003, compared to 13.2% in 2002. In both years, the decline in the portfolio was attributable to the maturities of investment securities in most categories,, which in anticipation of future loan growth, were not replaced during the period. In 2004, the Company will closely monitor liquidity levels to determine if the Company should purchase additional investments.

In 2003, average taxable investments decreased $11.3 million, or 8.3%, while tax-exempt investments decreased $7.5 million, or 10.9%. Although the Tax Reform Act of 1986 significantly reduced the tax benefits associated with tax-exempt securities, management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position. As of December 31, 2003, the Company may purchase additional tax-exempt securities without adverse tax consequences.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of December 31, 2003, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded, net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity. At December 31, 2003, shareowners' equity included a net unrealized gain of $1.4 million, compared to a gain of $3.1 million at December 31, 2002. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2003 and 2002, was 0.90 and 1.32 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2003 was 2.69%, versus 4.98% in 2002. The quality of the municipal portfolio at such date is depicted on page 38. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 2003.

Table 10 and Note 3 in the Notes to Consolidated Financial Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.


Table 10


MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                       As of December 31,
                                     ------------------------------------------------------------------------------------
                                                 2003                        2002                         2001
                                     ------------------------------------------------------------------------------------
                                                       Weighted<F1>                 Weighted<F1>                 Weighted<F1>
                                     Amortized  Market  Average   Amortized  Market  Average   Amortized  Market  Average
(Dollars in Thousands)                 Cost     Value    Yield      Cost     Value    Yield      Cost     Value    Yield
-------------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENTS
  Due in 1 year or less              $ 82,654  $ 82,749   1.26%   $ 27,037  $ 27,651   4.57%   $ 15,307  $ 15,582   5.24%
  Due over 1 year through 5 years      22,706    22,848   2.04      34,476    34,751   3.09      25,996    26,797   5.25
  Due over 5 years through 10 years         -         -      -           -         -      -           -         -      -
  Due over 10 years                         -         -      -           -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                             105,360   105,597   1.43      61,513    62,402   3.74      41,303    42,379   5.25

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                19,018    19,205   4.18       5,193     5,251   5.48       9,227     9,312   6.56
  Due over 1 year through 5 years      36,046    37,337   4.47      56,724    59,264   5.96      60,149    61,236   6.00
  Due over 5 years through 10 years       577       610   4.36         928       960   6.41       1,336     1,329   6.32
  Due over 10 years                         -         -      -           -         -      -         193       188   6.53
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              55,641    57,152   4.37      62,845    65,475   5.93      70,905    72,065   6.08

MORTGAGE-BACKED SECURITIES<F2>
  Due in 1 year or less                   356       361   5.12      10,593    10,707   4.66       6,707     6,785   5.29
  Due over 1 year through 5 years      11,167    11,586   5.29      24,048    25,112   5.61      56,803    57,599   5.71
  Due over 5 years through 10 years        95        98   3.26         109       111   4.27         872       864   5.89
  Due over 10 years                         -         -      -           -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              11,618    12,045   5.27      34,750    35,930   5.31      64,382    65,248   5.67

OTHER SECURITIES
  Due in 1 year or less                 1,003     1,016   6.18       8,515     8,693   5.42      22,284    22,646   5.60
  Due over 1 year through 5 years           -         -      -       1,016     1,065   6.18       9,619     9,880   5.53
  Due over 5 years through 10 years         2         2      -         127       127      -           -         -      -
  Due over 10 years<F3>                 5,922     5,922   3.89       6,623     6,623   5.12       6,871     6,855   6.11
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                               6,927     6,940   4.22      16,281    16,508   5.34      38,774    39,381   5.67

TOTAL INVESTMENT SECURITIES          $179,546  $181,734   2.69%   $175,389  $180,315   4.98%   $215,364  $219,073   5.72%
                                     ========  ========   ====    ========  ========   ====    ========  ========   ====

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


AVERAGE MATURITY (In Years)
                                            AS OF DECEMBER 31,
                                       2003        2002        2001
-------------------------------------------------------------------
U.S. Governments                        .73         .75        1.16
State and Political Subdivisions       1.23        1.99        2.69
Mortgage-Backed Securities             1.56        1.60        2.41
Other Securities                        .30         .75         .89
    TOTAL                               .90        1.32        2.02


MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)

Moody's Rating    Amortized Cost    Percentage
----------------------------------------------
AAA                  $36,854          66.2%
AA-1                   2,977           5.4
AA-2                   1,057           1.9
AA-3                   1,881           3.4
AA                        80            .1
A-1                      374            .7
A-2                      734           1.3
Not Rated<F1>         11,684          21.0
                     -------         -----
    Total            $55,641         100.0%
                     =======         =====

<F1> All of the securities not rated by Moody's are rated "A"
     or higher by S&P.


Deposits and Funds Purchased

Average total deposits of $1.4 billion in 2003 increased $6.8 million, or 0.5% from the prior year. Growth of nonmaturity deposits created a favorable shift in deposit mix and a positive impact on the Bank's cost of funds. This was partially offset by the continued decline in certificates of deposit. Average certificates of deposit as a percent of average total deposits have declined from 34.7% in 2002 to 30.2% in 2003. This was primarily a result of increased competition and the relative low level of interest rates.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and other borrowings, increased $28.7 million, or 39.5%. The increase is primarily attributable to the reclassification of two Federal Home Loan Bank advances totaling $40 million from long-term debt. See Note 9 in the Notes to Consolidated Financial Statements for further information.


Table 11




SOURCES OF DEPOSIT GROWTH
(Average Balances - Dollars in Thousands)

                         2002 to     Percentage     Components of Total Deposits
                          2003        of Total      ----------------------------
                         Change        Change        2003       2002       2001
--------------------------------------------------------------------------------
Noninterest Bearing
  Deposits              $49,111        721.2%        28.6%      25.3%      21.2%
NOW Accounts             22,286        327.3         18.4       17.0       14.9
Money Market Accounts    (8,678)      (127.4)        15.1       15.7       14.5
Savings                   4,870         71.5          7.7        7.4        7.5
Time Deposits           (60,780)      (892.6)        30.2       34.7       41.9
                        -------        -----        -----      -----      -----

    Total Deposits      $ 6,809        100.0%       100.0%     100.0%     100.0%


Table 12


MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

                                            December 31, 2003
                                ----------------------------------------
(Dollars in Thousands)          Time Certificates of Deposit     Percent
------------------------------------------------------------------------
Three months or less                   $ 44,033                    41.1%
Over three through six months            20,318                    19.0
Over six through twelve months           20,220                    18.9
Over twelve months                       22,610                    21.0
                                       --------                   -----
    Total                              $107,181                   100.0%



LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, can take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (e.g., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances.

The Company ended 2003 with approximately $125 million in liquidity, a decline of approximately $45 million from the previous year-end. The decline was primarily the result of loan growth. The Company intends to use approximately $26.1 million of cash to acquire Quincy State Bank, which may decrease liquidity in the first quarter of 2004. Management expects to use a mixture of debt and stock to fund future acquisition opportunities.

As of December 31, 2003, the Company had a $25.0 million credit facility under which all the funds were currently available. The facility offers the Company an unsecured, revolving line of credit that matures in May 2004 at which time renewal terms will be negotiated. Upon expiration of the revolving line of credit, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The term loan is to be secured by stock of the subsidiary bank equal to at least 125% of the principal balance of the term loan. The Company, at its option, may select from various loan rates including Prime, LIBOR or the lenders' Cost of Funds rate ("COF"), plus or minus increments thereof. The LIBOR or COF rates may be fixed for a period of up to six months. The Company also has the option to select fixed rates for periods of one through five years. As of December 31, 2003, the Company did not have any debt outstanding on the line of credit.

The Company's credit facility imposes certain limitations on the level of the Company's equity capital, and federal and state regulatory agencies have established regulations which govern the payment of dividends to a bank holding company by its bank subsidiaries. As of year-end 2003, the Company was in compliance with all of these contractual and/or regulatory requirements. A further discussion of the Company's credit facility can be found in Note 10 in the Notes to Consolidated Financial Statements.

At December 31, 2003, the Company had $46.5 million in long-term debt outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of 29 loans. The interest rates are fixed and the weighted average rate at December 31, 2003 was 4.27%. Required annual principal reductions approximate $1.5 million, with the remaining balances due at maturity ranging from 2005 to 2023. During 2003, the Company reclassified $40 million, consisting of two advances from the Federal Home


Loan Bank of Atlanta, from long-term to short-term debt. Additions to long-term debt consists of approximately $16 million used to match-fund longer-term, fixed rate loan products, which management elected not to fund internally due to asset/liability management considerations. The debt is secured by 1-4 family residential mortgage loans. See Note 10 in the Notes to Consolidated Financial Statements for additional information as to the Company's long-term debt.

It is anticipated that capital expenditures will approximate $5 million over the next twelve months. These capital expenditures are expected to consist primarily of several new offices in existing markets, office equipment and furniture, and technology purchases. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.

Table 13

Table 13 sets forth certain information about contractual cash obligations at December 31, 2003.



                                   Payments Due By Period
                       ----------------------------------------------------------
                        1 Year       1 - 3        4 - 5       After
(Dollars in Thousands)  or Less      Years        Years       5 Years      Total
---------------------------------------------------------------------------------
Long-Term Debt
  Obligations           $1,878      $19,790      $5,942      $18,865      $46,475
Operating Lease
  Obligations            1,107        2,757       1,937        1,009        6,810
                        ------      -------      ------      -------      -------
Total Contractual
  Cash Obligations      $2,985      $22,547      $7,879      $19,874      $53,285
                        ======      =======      ======      =======      =======





Capital

The Company continues to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 10.98%, 10.22% and 9.43%, in 2003, 2002 and 2001, respectively.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. As of December 31, 2003, the Company exceeded these capital guidelines with a total risk-based capital ratio of 13.79% and a Tier 1 ratio of 12.88%, compared to 13.00% and 12.03%, respectively, in 2002.

In addition, a tangible leverage ratio is now being used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2003, the Company had a leverage ratio of 9.51% compared to 8.46% in 2002. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.


Shareowners' equity as of December 31, for each of the last three years is presented below:


Shareowners' Equity
(Dollars in Thousands)
                                      2003          2002          2001
------------------------------------------------------------------------
Common Stock                        $    132      $    132      $    132
Additional Paid-in Capital            16,157        14,691        17,152
Retained Earnings                    185,134       168,587       152,149
                                    --------      --------      --------
  Subtotal                           201,423       183,410       169,433
                                    --------      --------      --------
Accumulated Other Comprehensive
  Income, Net of Tax                   1,386         3,121         2,350
                                    --------      --------      --------
Total Shareowners' Equity           $202,809      $186,531      $171,783
                                    ========      ========      ========



At December 31, 2003, the Company's common stock had a book value of $15.27 per diluted share compared to $14.08 in 2002. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2003, the net unrealized gain was $1.4 million compared to a net unrealized gain in 2002 of $3.1 million. The decrease in unrealized gain is a result of changes in the portfolio due to securities which have matured or been called and a slight increase in interest rates.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. The Company acquired 155,775 shares during 2002 and 267,500 shares during 2001. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. From March 30, 2000 through February 27, 2004, the Company repurchased 572,707 shares at an average purchase price of $19.18 per share.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. In 2003, the Company issued 10,596 shares, valued at approximately $332,000 under this plan.

The Company also offers stock purchase plans, whereby employees and directors may purchase shares at a 10% discount. In 2003, 30,095 shares, valued at approximately $904,000, were issued under these plans.

Dividends

Adequate capital and financial strength is paramount to the stability of the Company and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. When determining the level of dividends the following factors are considered:

   *  Compliance with state and federal laws and regulations;

   * The Company's capital position and its ability to meet its financial obligations;

   *  Projected earnings and asset levels; and

   *  The ability of the Bank and CCBG to fund dividends.

Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment.


Dividends declared and paid totaled $.656 per share in 2003. During the second quarter of 2003 the Company declared a dividend of $.170 per share, an increase of 25.0% from $.136 per share paid in the first quarter. The dividend was raised 6.0% in the fourth quarter of 2003 from $.170 per share to $.180 per share. The Company declared dividends of $.502 per share in 2002 and $.476 per share in 2001. The dividend payout ratio was 34.51%, 28.87% and 37.48% for 2003, 2002 and 2001, respectively. Total cash dividends declared per share in 2003 represented a 30.7% increase over 2002. All share and per share data has been adjusted to reflect the five-for-four stock dividend paid on June 13, 2003.

Legal Developments

Prior to 2002, the Bank maintained relationships with a small number of Independent Service Organizations ("ISO"s) in connection with its card processing operations. Certain merchant clients of one ISO have alleged they are entitled to receive financial reserves placed with the ISO. The Bank is currently named as a co-defendant in two lawsuits brought against the ISO by merchants. Management does not believe that the ultimate resolution of these lawsuits will have a material impact on the Company's financial position or results of operations. The Bank no longer maintains merchant service relationships with ISOs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At December 31, 2003, the Company had $290.3 million in commitments to extend credit and $6.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

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

ACCOUNTING POLICIES

Critical Accounting Policies

The consolidated financial statements and accompanying Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make various estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements). The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.


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

Intangible Assets: Intangible assets consist primarily of goodwill and core deposit assets that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company performs an impairment review on an annual basis to determine if there has been impairment of its goodwill. The Company has determined that no impairment existed at December 31, 2003. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

Core deposit assets represent the premium the Company paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 7-10 years, with the majority being amortized over approximately 10 years. Generally, core deposits refer to nonpublic, nonmaturing deposits including noninterest-bearing deposits, NOW, money market and savings. The Company makes certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates may materially affect reported earnings.

Pension Assumptions: The Company has a trusteed defined benefit pension plan for the benefit of substantially all employees of the Company and its subsidiary. The Company's funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as "Salaries and Associate Benefits", is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Balance Sheets reflect a prepaid pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching anticipated Retirement Plan cash flows for a 30-year period to long-term corporate Aa-rated bonds and solving for the underlying rate of return which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized in 2003 was 6.75%. The estimated impact to 2003 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease of approximately $175,000 and an increase of approximately $185,000, respectively. The discount rate to be used in 2004 will be 6.25%.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized in 2003 was 8.25%. The estimated impact to pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $66,000 decrease or increase, respectively. The rate of return on plan assets for 2004 will be 8.0%.

The assumed rate of annual compensation increases (5.50% in 2003) is based on expected trends in salaries and the employee base. This assumption is not expected to change materially in 2004.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 ("FIN46") (revised December 2003 ("FIN46R")), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FIN46, which was issued in January 2003. FIN46R applies immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN46 in previously issued financial statements. The Company does not hold any interest in variable interest entities that would require accounting treatment prescribed by this pronouncement.

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently maintain any financial instruments that would require the accounting treatment prescribed by this pronouncement.

In November 2002, the FASB issued Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

FIN45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of FIN45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into or modified any guarantees pursuant to the provisions of FIN45.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 147"). SFAS 147 removes financial institutions (with the exception of combinations of mutual enterprises) from the scope of both SFAS No. 72 ("SFAS 72"), "Accounting for Certain Acquisitions of


Banking or Thrift Institutions" and FASB Interpretation No. 9, applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement under SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS 147 has not had a material impact on the reported results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

Market risk management arises from changes in interest rates, exchange rates, commodity prices, and equity prices. The Company has risk management policies to monitor and limit exposure to market risk and does not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

Interest Rate Risk Management

The normal course of business activity exposes CCBG to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company seeks to avoid fluctuations in its net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Company's interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee ("ALCO"), which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effects on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. ALCO's objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may adjust the rates charged/paid on loans/deposits or may shorten/lengthen the duration of assets or liabilities within the parameters set by ALCO.

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table 14. This table presents the Company's consolidated interest rate sensitivity position as of year-end 2003 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 14 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.


The Company expects rising rates to have a favorable impact on the net interest margin, subject to the magnitude and timeframe over which the rate changes occur. However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how the Company responds to changing rates and thus impact the magnitude of change in net interest income. Nonmaturity deposits offer management greater discretion as to the direction, timing, and magnitude of interest rate changes and can have a material impact on the Company's interest rate sensitivity. In addition, the relative level of interest rates as compared to the current yields/rates of existing assets/liabilities can impact both the direction and magnitude of the change in net interest margin as rates rise and fall from one period to the next.

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


Table 14


FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS<F1>
Other Than Trading Portfolio

                                                                 Maturing or Repricing in:
                                    ----------------------------------------------------------------------------------      Fair
(Dollars in Thousands)                Year 1       Year 2      Year 3      Year 4      Year 5      Beyond      Total        Value
----------------------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed Rate                        $  189,937    $109,418    $ 66,709    $28,405     $18,281     $24,039   $  436,189  $  443,801
    Average Interest Rate                7.28%       7.55%       7.29%      7.64%       7.26%       6.70%        7.34%
  Floating Rate<F2>                    561,911     134,646     168,809     18,042       6,163      15,872      905,443     921,740
    Average Interest Rate                5.61%       6.80%       6.47%      7.37%       7.24%       6.97%        5.78%
Investment Securities:<F3>
  Fixed Rate                           111,775      48,948       7,935      2,016       1,409       8,104      180,187     181,719
    Average Interest Rate                2.00%       3.20%       4.75%      4.98%       5.54%       4.24%        2.55%
  Floating Rate                          1,547           -           -          -           -           -        1,547          15
    Average Interest Rate                4.15%           -           -          -           -           -        4.15%
Other Earning Assets:
  Floating Rate                        125,452           -           -          -           -           -      125,452     125,452
    Average Interest Rate                0.92%           -           -          -           -           -        0.92%
      Total Financial Assets        $  990,022    $293,012    $243,453    $48,463     $25,853     $48,015   $1,648,818  $1,672,727
          Average Interest Rate          4.91%       6.48%       6.64%      7.43%       7.16%       6.89%        5.47%

Deposits:<F4>
  Fixed Rate                        $  327,213    $ 64,891    $ 22,590    $ 8,466     $ 1,815     $     6   $  424,981  $  426,406
    Average Interest Rate                1.69%       2.79%       3.16%      3.60%       2.92%       4.85%        1.98%
  Floating Rate                        595,001           -           -          -           -           -      595,001     595,001
    Average Interest Rate                0.27%           -           -          -           -           -        0.27%
Other Interest Bearing Liabilities:
  Fixed Rate Debt                        2,886      18,123       2,619      2,713       2,772      17,344       46,475      47,078
    Average Interest Rate                4.80%       3.32%       4.58%      4.60%       4.60%       4.92%        4.23%
  Floating Rate Debt                   108,184           -           -          -           -           -      108,184     108,184
    Average Interest Rate                0.96%           -           -          -           -           -        0.96%
      Total Financial Liabilities   $1,033,284    $ 83,014    $ 25,209    $11,197     $ 4,587     $17,350   $1,174,641  $1,176,669
          Average Interest Rate          1.04%       2.90%       3.31%      3.85%       3.94%       4.92%        1.12%

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

Item 8. Financial Statements and Supplementary Data

Table 15


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                                             2003                                            2002
                       ----------------------------------------------  ----------------------------------------------
                          Fourth      Third       Second      First       Fourth      Third       Second      First
---------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income      $   24,113  $   24,803  $   25,234  $   25,337  $   26,052  $   26,403  $   26,599  $   27,041
  Interest Expense          3,339       3,506       3,894       4,100       4,667       4,946       5,693       7,197
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      20,774      21,297      21,340      21,237      21,385      21,457      20,906      19,844
    Provision for
    Loan Losses               850         921         886         779         863         991         641         802
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        19,924      20,376      20,454      20,458      20,522      20,466      20,265      19,042
  Noninterest Income       10,614      10,952      10,428       9,945      10,898       8,810       8,334       8,061
  Conversion/
    Merger Expense              -           -           -           -          59           -          39         114
  Noninterest Expense      21,684      21,503      20,753      20,438      20,971      20,249      20,075      19,118
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes            8,854       9,825      10,129       9,965      10,390       9,027       8,485       7,871
  Provision for
    Income Taxes            2,758       3,529       3,689       3,604       3,668       3,226       3,037       2,760
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    6,096  $    6,296  $    6,440  $    6,361  $    6,722  $    5,801  $    5,448  $    5,111
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   21,111  $   21,650  $   21,693  $   21,607  $   21,786  $   21,873  $   21,332  $   20,284

Per Common Share:
  Net Income Basic     $      .47  $      .47  $      .49  $      .48  $      .51  $      .44  $      .41  $      .39
  Net Income Diluted          .46         .47         .49         .48         .51         .44         .41         .38
  Dividends Declared        .1800       .1700       .1700       .1360       .1360       .1220       .1220       .1220
  Diluted Book Value        15.27       15.00       14.73       14.42       14.08       13.75       13.39       13.10
  Market Price:
    High                    46.83       40.93       36.43       32.32       32.04       29.55       27.84       22.00
    Low                     36.62       35.00       29.74       26.81       22.26       22.32       20.60       18.12
    Close                   45.99       38.16       36.08       31.29       31.35       26.45       27.62       21.60

Selected Average
Balances:
  Loans                $1,329,673  $1,336,139  $1,316,705  $1,289,161  $1,292,892  $1,266,591  $1,234,787  $1,229,344
  Earning Assets        1,636,269   1,634,689   1,612,133   1,615,287   1,591,535   1,511,485   1,547,603   1,575,698
  Assets                1,819,552   1,816,005   1,786,991   1,796,657   1,762,174   1,678,620   1,720,095   1,748,211
  Deposits              1,451,095   1,451,879   1,415,798   1,407,763   1,404,818   1,388,396   1,440,615   1,467,257
  Shareowners' Equity     201,939     199,060     194,781     190,416     185,412     180,910     176,678     175,485
  Common Equivalent
    Average Shares:
      Basic                13,223      13,221      13,209      13,207      13,189      13,189      13,219      13,305
      Diluted              13,265      13,260      13,255      13,253      13,238      13,238      13,257      13,343

Ratios:
  ROA                       1.33%       1.38%       1.45%       1.44%       1.51%       1.37%       1.27%       1.19%
  ROE                      11.98%      12.55%      13.26%      13.55%      14.38%      12.72%      12.37%      11.81%
  Net Interest
    Margin (FTE)            5.12%       5.26%       5.40%       5.42%       5.44%       5.74%       5.52%       5.22%
  Efficiency Ratio         65.80%      63.47%      62.09%      62.21%      61.68%      63.35%      64.81%      64.19%

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

CONSOLIDATED FINANCIAL STATEMENTS

50   Independent Auditors' Report

51   Report of Independent Public Accountants

52   Consolidated Statements of Income

53   Consolidated Statements of Financial Condition

54   Consolidated Statements of Changes in Shareowners' Equity

55   Consolidated Statements of Cash Flows

56   Notes to Consolidated Financial Statements



                           Independent Auditors' Report


The Board of Directors
Capital City Bank Group, Inc.:


We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareowners' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, changes in shareowners' equity and cash flows of Capital City Bank Group, Inc. and subsidiary for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 6 to the consolidated financial statements, in their report dated January 24, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recording stock-based compensation in 2003, and as discussed in Note 6 to the consolidated financial statements, changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed above, the consolidated statements of income, changes in shareowners' equity and cash flows of Capital City Bank Group, Inc. and subsidiary for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Capital City Bank Group, Inc. and subsidiary other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.


KPMG LLP



March 8, 2004


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


CONSOLIDATED STATEMENTS OF INCOME


(Dollars in Thousands, Except Per Share Data)<F1>

                                              For the Years Ended December 31,
                                             ---------------------------------
                                              2003         2002         2001
------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                   $92,092     $ 94,921     $102,473
Investment Securities:
  U.S. Treasury                                  664            2          367
  U.S. Government Agencies/Corporations        2,486        5,366        6,933
  States and Political Subdivisions            2,409        2,752        3,281
  Other Securities                               575        1,573        2,319
Funds Sold                                     1,261        1,481        3,610
                                             -------     --------     --------
     Total Interest Income                    99,487      106,095      118,983
                                             -------     --------     --------

INTEREST EXPENSE
Deposits                                      11,567       20,551       45,214
Short-Term Borrowings                          1,270          767        2,164
Long-Term Debt                                 2,002        1,185          871
                                             -------     --------     --------
     Total Interest Expense                   14,839       22,503       48,249
                                             -------     --------     --------

Net Interest Income                           84,648       83,592       70,734
Provision for Loan Losses                      3,436        3,297        3,983
                                             -------     --------     --------
Net Interest Income After Provision for
  Loan Losses                                 81,212       80,295       66,751
                                             -------     --------     --------

NONINTEREST INCOME
Service Charges on Deposit Accounts           16,319       12,749       10,647
Data Processing                                2,403        2,006        2,079
Asset Management Fees                          2,650        2,521        2,556
Securities Transactions                            1           10            4
Mortgage Banking Revenues                      6,090        5,502        3,138
Other                                         14,476       13,315       12,735
                                             -------     --------     --------
     Total Noninterest Income                 41,939       36,103       31,159
                                             -------     --------     --------

NONINTEREST EXPENSE
Salaries and Associate Benefits               45,118       42,142       36,808
Occupancy, Net                                 5,972        5,719        5,497
Furniture and Equipment                        7,840        7,677        7,173
Other                                         25,448       25,087       22,448
                                             -------     --------     --------
     Total Noninterest Expense                84,378       80,625       71,926
                                             -------     --------     --------

Income Before Income Taxes                    38,773       35,773       25,984
Income Taxes                                  13,580       12,691        9,118
                                             -------     --------     --------

NET INCOME                                   $25,193     $ 23,082     $ 16,866
                                             =======     ========     ========

BASIC NET INCOME PER SHARE                   $  1.91     $   1.75     $   1.27
                                             =======     ========     ========

DILUTED NET INCOME PER SHARE                 $  1.90     $   1.74     $   1.27
                                             =======     ========     ========

Average Basic Common Shares Outstanding       13,222       13,225       13,242
                                             =======     ========     ========

Average Diluted Common Shares Outstanding     13,251       13,274       13,292
                                             =======     ========     ========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


(Dollars in Thousands, Except Per Share Data)<F1>

                                                           As of December 31,
                                                     -----------------------------
                                                        2003               2002
----------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                              $   93,140         $   89,823
Funds Sold                                              125,452            170,936
                                                     ----------         ----------
  Total Cash and Cash Equivalents                       218,592            260,759
Investment Securities, Available-for-Sale               181,734            180,315

Loans, Net of Unearned Interest                       1,341,632          1,285,221
  Allowance for Loan Losses                             (12,429)           (12,495)
                                                     ----------         ----------
     Loans, Net                                       1,329,203          1,272,726

Premises and Equipment, Net                              54,011             48,897
Intangibles                                              25,792             29,034
Other Assets                                             37,170             33,040
                                                     ----------         ----------
       Total Assets                                  $1,846,502         $1,824,771
                                                     ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                       $  455,550         $  406,081
  Interest Bearing Deposits                           1,018,655          1,028,119
                                                     ----------         ----------
     Total Deposits                                   1,474,205          1,434,200

Short-Term Borrowings                                   108,184            113,675
Long-Term Debt                                           46,475             71,745
Other Liabilities                                        14,829             18,620
                                                     ----------         ----------
     Total Liabilities                                1,643,693          1,638,240
                                                     ----------         ----------

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares
  authorized; no shares issued and outstanding                -                  -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 13,236,462 and 13,196,211 shares
  issued and outstanding at December 31, 2003
  and December 31, 2002, respectively                       132                132
Additional Paid-In Capital                               16,157             14,691
Retained Earnings                                       185,134            168,587
Accumulated Other Comprehensive Income, Net of Tax        1,386              3,121
                                                     ----------         ----------
     Total Shareowners' Equity                          202,809            186,531
                                                     ----------         ----------
Commitments and Contingencies (See Note 18)
       Total Liabilities and Shareowners' Equity     $1,846,502         $1,824,771
                                                     ==========         ==========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY


(Dollars in Thousands, Except Per Share Data)<F1>

                                                                              Accumulated Other
                                                       Additional               Comprehensive
                                             Common     Paid-In     Retained    Income (Loss),
                                             Stock      Capital     Earnings     Net of Taxes      Total
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                    $126      $ 7,343     $141,659       $(1,522)      $147,607
Comprehensive Income:
  Net Income                                     -            -       16,866
  Net Change in Unrealized Gain (Loss)
    On Available-for-Sale Securities             -            -            -         3,872
Total Comprehensive Income                       -                         -             -         20,738
Cash Dividends ($.476 per share)                 -            -       (6,376)            -         (6,376)
Issuance of Common Stock                         8       14,749            -             -         14,757
Repurchase and Retirement of Common Stock       (2)      (4,940)           -             -         (4,942)
                                              ----      -------     --------        ------       --------

Balance, December 31, 2001                     132       17,152      152,149         2,350        171,783
Comprehensive Income:
  Net Income                                     -            -       23,082
  Net Change in Unrealized Gain (Loss)
    On Available-for-Sale Securities             -            -            -           771
Total Comprehensive Income                       -            -            -             -         23,853
Cash Dividends ($.502 per share)                 -            -       (6,644)            -         (6,644)
Issuance of Common Stock                         -          934            -             -            934
Repurchase and Retirement of Common Stock        -       (3,395)           -             -         (3,395)
                                              ----      -------     --------        ------       --------

Balance, December 31, 2002                     132       14,691      168,587         3,121        186,531
Comprehensive Income:
  Net Income                                     -            -       25,193
  Net Change in Unrealized (Loss) Gain
    On Available-for-Sale Securities             -            -            -        (1,735)
Total Comprehensive Income                       -            -            -             -         23,458
Cash Dividends ($.656 per share)                 -            -       (8,646)            -         (8,646)
Executive Stock Performance Plan Compensation    -           62            -             -           62
Issuance of Common Stock                         -        1,421            -             -          1,421
Repurchase and Retirement of Common Stock        -          (17)           -             -            (17)
                                              ----      -------     --------        ------       --------

Balance, December 31, 2003                    $132      $16,157     $185,134        $1,386       $202,809
                                              ====      =======     ========        ======       ========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Years Ended December 31,
                                                       ----------------------------------
(Dollars in Thousands)                                   2003         2002         2001
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $ 25,193     $ 23,082     $ 16,866
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses                                 3,436        3,297        3,983
Depreciation                                              4,857        4,897        4,373
Loss on Disposal of Fixed Assets                             91           32          108
Net Securities Amortization                               2,180          889        1,173
Amortization of Intangible Assets                         3,242        3,242        3,772
Gain on Sale of Investment Securities                        (1)         (10)          (4)
Non-Cash Compensation                                       508          892          489
Deferred Income Taxes                                       755       (1,479)           7
Net Decrease in Other Assets                              1,385        4,183        1,744
Net (Decrease) Increase in Other Liabilities             (3,791)        (953)         967
                                                       --------     --------     --------
Net Cash Provided by Operating Activities                37,855       38,062       33,478
                                                       --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale              101,359       82,466      117,198
Purchase of Investment Securities Available-for-Sale   (107,695)     (43,370)      (6,053)
Net Increase in Loans                                   (65,180)     (46,006)    (103,042)
Net Cash Received From Acquisitions                           -            -       81,390
Purchase of Premises & Equipment                        (11,152)      (6,868)      (7,671)
Proceeds From Sales of Premises & Equipment               1,090           89          418
                                                       --------     --------     --------
Net Cash (Used in) Provided by Investing Activities     (81,578)     (13,689)      82,240
                                                       --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits                      40,005     (115,901)      77,844
Net (Decrease) Increase in Short-Term Borrowings        (45,913)      46,633      (41,431)
Borrowing from Long-Term Debt                            16,564       62,058        7,861
Repayment of Long-Term Debt                              (1,412)      (3,883)      (6,269)
Dividends Paid                                           (8,646)      (6,644)      (6,376)
Repurchase of Common Stock                                  (17)      (3,395)      (4,942)
Issuance of Common Stock                                    975          688          435
                                                       --------     --------     --------
Net Cash Provided By (Used in) Financing Activities       1,556      (20,444)      27,122
                                                       --------     --------     --------

Net (Decrease) Increase in Cash and Cash Equivalents    (42,167)       3,929      142,840
Cash and Cash Equivalents at Beginning of Year          260,759      256,830      113,990
                                                       --------     --------     --------
Cash and Cash Equivalents at End of Year               $218,592     $260,759     $256,830
                                                       ========     ========     ========

SUPPLEMENTAL DISCLOSURES:

Interest Paid on Deposits                              $ 11,999     $ 23,694     $ 44,990
                                                       ========     ========     ========

Interest Paid on Debt                                  $  3,238     $  1,825     $  2,883
                                                       ========     ========     ========

Taxes Paid                                             $ 16,303     $ 13,175     $  9,290
                                                       ========     ========     ========

Loans Transferred to Other Real Estate                 $  5,267     $  1,238     $  2,149
                                                       ========     ========     ========

Issuance of Common Stock as Non-cash Compensation      $    508     $    246     $    785
                                                       ========     ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Notes to Consolidated Financial Statements

Note 1
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc. ("CCBG" or collectively the "Company"), and its wholly-owned subsidiary, Capital City Bank ("CCB" or the "Bank"). All material inter-company transactions and accounts have been eliminated.

The Company, which operates in a single reportable business segment comprised of commercial banking within the states of Florida, Georgia and Alabama, follows accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

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

The evaluation of credit quality begins with the review for impairment of commercial purpose loans with balances exceeding $25,000. Impaired loans are defined as those in which the full collection of principal and interest in accordance with the contractual terms is improbable. Impaired loans typically include those that are in nonaccrual status or classified as doubtful as defined by the Company's internal risk rating system. Generally, loans are placed on nonaccrual status when interest becomes past due 90 days or more, or management deems the ultimate collection of principal and interest is in doubt. A specific allowance for loss is made for impaired loans based on a comparison of the recorded investment in the loan to either the present value of the loan's expected cash flow, the loan's estimated market price or the estimated fair value of the underlying collateral less costs to sell the collateral.

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

Larger commercial purpose loans that show no signs of weakness are assigned an allowance based on the historical loss ratios in pools of loans with similar characteristics. The historical loss ratios are determined by analyzing losses over the prior twelve quarters, with more emphasis being placed on the recent four quarters. The historical loss ratios are then adjusted for certain external factors, including micro- and macro-economic outlook, past due and nonperforming trends within the portfolio, loan growth, and credit administration practices.

Large groups of smaller balance homogeneous loans are collectively evaluated to determine the allowance required for loan losses. These small balance homogenous loans include commercial purpose loans less than $100,000, consumer installment loans, credit card loans and residential mortgage loans. Historical loss ratios are determined for these smaller balance loan pools and applied to the balance of the related pool of loans to determine the allowance needed. The historical loss ratios are adjusted for external factors as described above.

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

Intangible assets, other than goodwill, consist of core deposit assets that were recognized in connection with various acquisitions. Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 10 years.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows. If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). The adoption of SFAS 142 required the Company to discontinue goodwill amortization and identify reporting units to which the goodwill related for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the
carrying value of the asset may not be recoverable.   In accordance with the
guidelines in SFAS 142, the Company determined it has one reporting unit with goodwill. As of December 31, 2003, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

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

Stock Based Compensation

As of December 31, 2003, the Company had three stock-based compensation plans, consisting of the Associate Stock Incentive Plan ("AIP"), the Associate Stock Purchase Plan ("ASPP") and the Director Stock Purchase Plan ("DSPP"). In addition to stock-based compensation plans, the Company also executed an associate incentive stock option arrangement effective January 1, 2003. Prior to 2003, the Company accounted for its stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Stock-based employee compensation cost is reflected in 2001 and 2002 net income for only the AIP, as the ASPP and DSPP were considered non-compensatory under the provisions of APB 25. As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively to all associate awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. Therefore, the cost related to stock-based associate compensation included in the determination of net income for 2003 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and APB 25, the differences in what instruments are considered non-compensatory, and the fact that awards granted prior to January 1, 2003 remain accounted for under APB 25.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.




(Dollars in Thousands, Except Per Share Data)          2003       2002       2001
----------------------------------------------------------------------------------
Net income, as reported                              $25,193    $23,082    $16,866

Add:  Stock based compensation included
in reported net income, net of tax                       634        553        302

Deduct:  Stock based compensation
determined under fair value based method
for all awards, net of tax                              (348)      (388)      (344)
                                                     -------    -------    -------

Pro forma net income                                 $25,479    $23,247    $16,824
                                                     =======    =======    =======
Earnings per share:
  Basic-as reported                                  $  1.91    $  1.75    $  1.27
                                                     =======    =======    =======
  Basic-pro forma                                    $  1.93    $  1.76    $  1.27
                                                     =======    =======    =======

  Diluted-as reported                                $  1.90    $  1.74    $  1.27
                                                     =======    =======    =======
  Diluted-pro forma                                  $  1.92    $  1.75    $  1.26
                                                     =======    =======    =======





Director Stock Purchase Plan ("DSPP")

The Company's DSPP allows the directors to purchase common stock at a price equal to 90% of the closing price on the date of purchase. The DSPP has 187,500 shares reserved for issuance. In 2003, 2002 and 2001, CCBG issued 4,861, 4,438, and 4,344 shares, respectively, under this plan. A total of 47,019 shares have been issued to directors since the inception of this plan. Prior to 2003, the DSPP plan was accounted for under the provisions of APB 25 and no compensation expense was recognized. In accordance with the Company's adoption of SFAS 123, compensation expense has been recognized for the Company's purchase plan activity in 2003.

Associate Stock Purchase Plan ("ASPP")

Under the Company's ASPP, substantially all associates may purchase common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. The ASPP has 562,500 shares of common stock reserved for issuance. CCBG issued 25,234, 31,588, and 18,755 shares under the plan in 2003, 2002, and 2001, respectively. A total of 301,693 shares have been issued since inception of this plan. Prior to 2003, the ASPP was accounted for under the provisions of APB 25 and no compensation expense was recognized. In accordance with the Company's adoption of SFAS 123, compensation expense has been recognized for the Company's purchase plan activity in 2003.

Transactions under the ASPP were as follows:


                                                            Purchase Price
                                        Number of Shares       per Share<F1>
---------------------------------------------------------------------------
Available at December 31, 2000              336,384
  Purchased                                 (18,755)             $17.63
                                            -------

Available at December 31, 2001              317,629
  Purchased                                 (31,588)             $18.90
                                            -------

Available at December 31, 2002              286,041
  Purchased                                 (25,234)             $30.46
                                            -------

Available at December 31, 2003              260,807
                                            =======

<F1> Weighted Average Price for two annual offering periods


Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP was $6.65 for 2003, $3.96 for 2002, and $3.50 for 2001. In calculating pro forma compensation at December 31, the fair value of each stock purchase right is estimated on the date of grant using the following weighted average assumptions:

                                 2003     2002     2001
-------------------------------------------------------
Dividend yield                   1.8%     2.4%     2.4%
Expected volatility             34.5%    33.0%    26.0%
Risk-free interest rate          1.1%     1.7%     4.6%
Expected life (in years)         0.5      0.5      0.5


Associate Stock Incentive Plan ("AIP")

Under the Company's AIP shares are granted to participants based upon the achievement of performance goals established by the Board of Directors at the beginning of each award period. A total of 937,500 shares of common stock have been reserved for issuance under this Plan. Award periods are either one year for the short-term plan, or three years for the long-term plan. The short-term plan was accounted for under SFAS 123 for 2003 and compensation expense was measured under the fair value method as of the grant date and recognized over the service period. The long-term plan was accounted for as a variable plan under APB 25 for stock grants prior to 2003, and compensation expense was measured under the intrinsic value method as of the measurement date and recognized over the related service period. CCBG issued 10,596, 12,618, and 35,861 shares under the plan in 2003, 2002, and 2001, respectively. A total of 242,057 shares have been issued since inception of this plan.

Executive Stock Option Agreement

On January 23, 2003, the Company's Board of Directors approved a stock option agreement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG) under the provisions of the 1996 Associate Stock Incentive Plan. This agreement grants a non-qualified stock option award upon achieving certain earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreement have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. As of December 31, 2003, no option shares had been issued or exercised. Effective January 29, 2004, the earnings per share conditions were analyzed resulting in economic value earned by the executive of approximately $269,000, for which the Company will issue option shares equal to that value. During 2003, the Company recognized $61,658 of expense related to this agreement in accordance with the provisions of SFAS 123.

Accounting Pronouncements


In December 2003, the FASB issued Interpretation No. 46 ("FIN46") (revised December 2003 ("FIN46R")), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FIN46, which was issued in January 2003. FIN46R applies immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN46 in previously issued financial statements. The Company does not hold any interest in variable interest entities that would require accounting treatment prescribed by this pronouncement.

In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently maintain any financial instruments that would require the accounting treatment prescribed by this pronouncement.

In November 2002, the FASB issued Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

FIN45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of FIN45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date, the Company has not entered into or modified any guarantees pursuant to the provisions of FIN45.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" ("SFAS 147"). SFAS 147 removes financial institutions (with the exception of combinations of mutual enterprises) from the scope of both SFAS No. 72 ("SFAS 72"), "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, applying APB Opinions No. 16 and 17, "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the requirement under SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS 147 has not had a material impact on the reported results of operations of the Company.

Note 2
ACQUISITIONS

Subsequent to December 31, 2003, the Company entered into an agreement to acquire Quincy State Bank, an affiliate bank of Synovus Financial Corp ("Synovus"). Quincy State Bank is a $127 million (as of December 31, 2003) state chartered financial institution with offices located in Quincy and Havana, Florida. The Company will pay approximately $26.1 million in cash to Synovus in consideration for Synovus merging Quincy State Bank into CCB. The transaction will be accounted for as a purchase and result in approximately $15 million of intangibles (goodwill and core deposit). An appraisal will be conducted to determine the amount and life of the core deposit intangible.

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

Note 3
INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:




                                                    2003
                            ----------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
--------------------------------------------------------------------------------
U.S. Treasury               $ 78,498       $  105           $ 1        $ 78,602
U.S. Government Agencies
  and Corporations            26,862          133             -          26,995
States and Political
  Subdivisions                55,641        1,511             -          57,152
Mortgage-Backed Securities    11,618          427             -          12,045
Other Securities               6,927           13             -           6,940
                            --------       ------           ---        --------
  Total Investment
    Securities              $179,546       $2,189           $ 1        $181,734
                            ========       ======           ===        ========


                                      62


                                                    2002
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


               Total           Gross               Gross
Year          Proceeds     Realized Gains     Realized Losses
-------------------------------------------------------------
2003          $48,922           $24                 $23
2002          $44,576           $10                 $ -
2001          $84,794           $ 4                 $ -



Total proceeds do not include principal reductions in mortgage-backed securities and proceeds from securities which were called of $52.4 million, $37.9 million, and $33.0 million in 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company's investment securities had the following maturity distribution based on contractual maturities:


(Dollars in Thousands)            Amortized Cost     Market Value
-----------------------------------------------------------------
Due in one year or less              $103,031          $103,331
Due after one through five years       69,919            71,771
Due after five through ten years          674               710
Over ten years                          5,922             5,922
                                     --------          --------
   Total Investment Securities       $179,546          $181,734
                                     ========          ========


Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $73.9 million and $115.4 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

Securities with unrealized losses at year-end 2003 not recognized in income by period of time unrealized losses have existed are as follows:




                              Less Than         Greater Than
                              12 months           12 Months            Total
                         ------------------  ------------------  ------------------
                          Fair   Unrealized   Fair   Unrealized   Fair   Unrealized
(Dollars in Thousands)    Value     Loss      Value     Loss      Value     Loss
-----------------------------------------------------------------------------------
U.S. Treasury            $15,025    $ 1        $ -      $ -      $15,025    $ 1
                         -------    ---        ---      ---      -------    ---
  Total Investment
    Securities           $15,025    $ 1        $ -      $ -      $15,025    $ 1
                         =======    ===        ===      ===      =======    ===


Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:


(Dollars in Thousands)                       2003              2002
----------------------------------------------------------------------
Commercial, Financial and Agricultural    $  160,048        $  141,459
Real Estate - Construction                    89,149            91,110
Real Estate - Commercial Mortgage            391,250           356,807
Real Estate - Residential                    346,170           359,338
Real Estate - Home Equity                    116,810            92,277
Real Estate - Loans Held-for-Sale              4,810            22,454
Consumer                                     233,395           221,776
                                          ----------        ----------
   Total Loans, Net of
      Unearned Interest                   $1,341,632        $1,285,221
                                          ==========        ==========


Nonaccruing loans amounted to $2.3 million and $2.5 million, at December 31, 2003 and 2002, respectively. There were no restructured loans at December 31, 2003 or 2002. Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $166,000, $116,000, and $122,000 higher for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:


(Dollars in Thousands)                 2003          2002          2001
------------------------------------------------------------------------
Balance, Beginning of Year           $12,495       $12,096       $10,564
Acquired Reserves                          -             -         1,206
Provision for Loan Losses              3,436         3,297         3,983
Recoveries on Loans
  Previously Charged-Off               1,037         1,374           993
Loans Charged-Off                     (4,539)       (4,272)       (4,650)
                                     -------       -------       -------
Balance, End of Year                 $12,429       $12,495       $12,096
                                     =======       =======       =======


Selected information pertaining to impaired loans, at December 31, is as follows:


                                          2003                   2002
                                   ------------------------------------------
                                             Valuation              Valuation
(Dollars in Thousands)             Balance   Allowance    Balance   Allowance
-----------------------------------------------------------------------------
With Related Credit Allowance      $  810     $  178      $  412     $  219
Without Related Credit Allowance      477          -         722          -
Average Recorded Investment
  for the Period                    6,737          *       2,544          *


The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the years ended December 31, 2003, 2002, and 2001, the Company recognized $194,000, $169,000 and $36,000, in interest income on impaired loans, all of which was collected in cash.


Note 6
INTANGIBLE ASSETS

The Company had intangible assets of $25.8 million and $29.0 million at December 31, 2003 and December 31, 2002, respectively. Intangible assets at December 31, were as follows:




                                       2003                           2002
                              -----------------------       -----------------------
                              Gross      Accumulated        Gross      Accumulated
(Dollars in Thousands)        Amount     Amortization       Amount     Amortization
-----------------------------------------------------------------------------------
Core Deposits Intangibles     $33,752      $14,640          $33,752      $11,398
Goodwill                       10,466        3,786           10,466        3,786
                              -------      -------          -------      -------

  Total Intangible Assets     $44,218      $18,426          $44,218      $15,184
                              =======      =======          =======      =======





Net Core Deposit Intangibles

As of December 31, 2003 and December 31, 2002, the Company had net core deposit intangibles of $19.1 million and $22.4 million, respectively. Amortization expense for the twelve months of 2003, 2002 and 2001 was $3.2 million, $3.2 million and $3.8 million, respectively. The estimated annual amortization expense for the next five years is expected to be approximately $3.2 million per year.

Goodwill

As of December 31, 2003 and December 31, 2002, the Company had goodwill, net of accumulated amortization, of $6.7 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142. On December 31, 2003, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Transitional Disclosures:

The pro forma effects, net of tax, of the adoption of SFAS No. 142 for the year ended December 31, were as follows:


(Dollars in Thousands, Except Per Share Data)       2001
----------------------------------------------------------
Reported Net Income                                $16,866
Goodwill Amortization                                  707
                                                   -------
Adjusted Net Income                                $17,573
                                                   =======
Basic Earnings Per Share:
Reported Net Income                                $  1.27
Goodwill Amortization                                  .05
                                                   -------
Adjusted Net Income                                $  1.32
                                                   =======

Diluted Earnings Per Share:
Reported Net Income                                $  1.27
Goodwill Amortization                                  .05
                                                   -------
Adjusted Net Income                                $  1.32
                                                   =======


No goodwill amortization was recorded in 2003 and 2002 due to the discontinuance of amortization under the provisions of SFAS 142.


Note 7
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:


(Dollars in Thousands)           2003                 2002
------------------------------------------------------------
Land                           $ 12,152             $ 11,239
Buildings                        51,577               46,131
Fixtures and Equipment           43,623               44,242
                               --------             --------
  Total                         107,352              101,612
Accumulated Depreciation        (53,341)             (52,715)
                               --------             --------
Premises and Equipment, Net    $ 54,011             $ 48,897
                               ========             ========



Note 8
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:


(Dollars in Thousands)     2003               2002
----------------------------------------------------
NOW Accounts            $  276,934        $  276,487
Money Market Accounts      207,934           209,508
Savings Accounts           110,834           104,053
Time Deposits              422,953           438,071
                        ----------        ----------
   Total                $1,018,655        $1,028,119
                        ==========        ==========



Time deposits in denominations of $100,000 or more totaled $107.2 million and $92.0 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows: (Dollars in Thousands)

2004                       $325,091
2005                         64,891
2006                         22,589
2007                          8,466
2008 and thereafter           1,916
                           --------
  Total                    $422,953
                           ========



The balances maintained on deposit with the Federal Reserve Bank as of December 31, 2003 and 2002, were $57.1 million and $56.9 million, respectively.

Interest expense on deposits for the three years ended December 31, was as follows:


(Dollars in Thousands)       2003           2002           2001
----------------------------------------------------------------
NOW Accounts               $   678        $ 1,272        $ 4,046
Money Market Accounts        1,310          2,904          6,237
Savings Accounts               189            500          1,865
Time Deposits < $100,000     7,007         12,060         26,046
Time Deposits > $100,000     2,383          3,815          7,020
                           -------        -------        -------
  Total                    $11,567        $20,551        $45,214
                           =======        =======        =======


Note 9
SHORT-TERM BORROWINGS

Short-term borrowings included the following:




                                                         Securities
                                             Federal     Sold Under      Other
                                              Funds      Repurchase    Short-Term
(Dollars in Thousands)                      Purchased    Agreements    Borrowings
---------------------------------------------------------------------------------
2003
----
Balance at December 31,                      $12,624       $53,223      $42,337
Maximum indebtedness at any month end         23,930        90,209       44,226
Daily average indebtedness outstanding        14,768        49,785       36,721
Average rate paid for the year                 0.94%         0.59%        2.28%
Average rate paid on period-end borrowings     0.68%         0.31%        2.50%

2002
----
Balance at December 31,                      $14,120       $77,318      $22,237
Maximum indebtedness at any month end         17,395        77,318       22,237
Daily average indebtedness outstanding         9,079        55,679        7,836
Average rate paid for the year                 1.46%         0.87%        1.89%
Average rate paid on period-end borrowings     0.55%         0.83%        2.32%


Note 10
LONG-TERM DEBT

Long-term debt included the following at December 31:


(Dollars in Thousands)                                    2003             2002
--------------------------------------------------------------------------------
Federal Home Loan Bank Notes,
  Due on March 8, 2004, fixed rate of 6.64%             $     -          $   113
  Due on March 10, 2004, fixed rate of 2.22%                  -           20,000
  Due on September 10, 2004, fixed rate of 2.48%              -           20,000
  Due on December 16, 2004, fixed rate of 6.52%               -              116
  Due on December 16, 2004, fixed rate of 6.52%               -               69
  Due on September 12, 2005, fixed rate of 3.06%         15,000           15,000
  Due on December 19, 2005, fixed rate of 6.04%           1,103            1,222
  Due on February 15, 2006, fixed rate of 3.00%              86              120
  Due on April 24, 2007, fixed rate of 7.30%                  -              249
  Due on May 30, 2008, fixed rate of 2.50%                  168                -
  Due on June 13, 2008, fixed rate of 5.40%                 643              786
  Due on November 10, 2008, fixed rate of 4.12%           2,419                -
  Due on October 19, 2009, fixed rate of 3.69%              906              993
  Due on November 10, 2010, fixed rate of 4.72%             798                -
  Due on December 31, 2010, fixed rate of 3.85%           1,115                -
  Due on December 18, 2012, fixed rate of 4.84%             631              650
  Due on March 18, 2013, fixed rate of 6.37%                755              807
  Due on June 17, 2013, fixed rate of 3.85%                  98                -
  Due on June 17, 2013, fixed rate of 3.53%               1,060                -
  Due on June 17, 2013, fixed rate of 4.11%               1,877                -
  Due on September 23, 2013, fixed rate of 5.64%          1,076            1,148
  Due on January 27, 2014, fixed rate of 5.79%            1,344            1,387
  Due on May 27, 2014, fixed rate of 5.92%                  569              609
  Due on July 20, 2016, fixed rate of 6.27%               1,489            1,607
  Due on October 31, 2017, fixed rate of 4.79%            1,160            1,236
  Due on December 11, 2017, fixed rate of 4.78%           1,021            1,093
  Due on December 20, 2017, fixed rate of 5.37%           1,003            1,025
  Due on February 26, 2018, fixed rate of 4.36%           2,418                -
  Due on September 18, 2018, fixed rate of 5.15%            708                -
  Due on November 5, 2018, fixed rate of 5.10%            3,866                -
  Due on December 3, 2018, fixed rate of 4.87%              737                -
  Due on December 17, 2018, fixed rate of 6.33%           1,710            1,776
  Due on December 24, 2018, fixed rate of 6.29%             769              794
  Due on February 16, 2021, fixed rate of 3.00%             915              945
  Due on May 30, 2023, fixed rate of 2.50%                1,031                -
                                                        -------          -------

Total outstanding                                       $46,475          $71,745
                                                        =======          =======


The contractual maturities of long-term debt for the five years succeeding December 31, 2003, are as follows:


(Dollars in Thousands)
----------------------------------
2004                       $ 1,878
2005                        17,859
2006                         1,931
2007                         1,983
2008 and thereafter         22,824
                           -------
Total                      $46,475
                           =======


The Federal Home Loan Bank advances are collateralized with 1-4 family residential mortgage loans. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.


The Company has the ability to draw on a Revolving Credit Note, due on May 16, 2004. Upon expiration of this note, the outstanding balance may be converted to a term loan and repaid over a period of seven years. The Company, at its option, may select from various loan rates including the following: Prime, LIBOR, or the lender's cost of funds rate, plus or minus increments thereof. The LIBOR or cost of funds rates may be fixed for a period up to six months. The revolving credit is unsecured, but upon conversion is to be collateralized by common stock of the subsidiary bank equal in value to 125% of the principal balance of the loan. The existing loan agreement places certain restrictions on the amount of capital which must be maintained by the Company. At December 31, 2003, the Company was in compliance with all of the terms of the agreement and had $25 million available under a $25 million line of credit facility.

Note 11
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:


(Dollars in Thousands)             2003        2002        2001
----------------------------------------------------------------
Current:
  Federal                        $10,876     $12,123      $7,709
  State                            1,949       2,047       1,402
Deferred:
  Federal                            682      (1,337)          6
  State                               73        (142)          1
                                 -------     -------      ------
     Total                       $13,580     $12,691      $9,118
                                 =======     =======      ======


The net deferred tax assets and the temporary differences comprising that balance at December 31, 2003 and 2002, are as follows:


(Dollars in Thousands)                           2003          2002
--------------------------------------------------------------------
Deferred Tax Assets attributable to:
  Allowance for Loan Losses                     $4,216        $4,028
  Accrued Pension/SERP                             985         1,144
  Interest on Nonperforming Loans                    -            44
  Acquired Deposits                              1,524         1,165
  Accrued Estimated Outstanding Expense            461           386
  Other                                            871           564
                                                ------        ------
    Total Deferred Tax Assets                   $8,057        $7,331

Deferred Tax Liabilities attributable to:
  Associate Benefits                            $    -        $  167
  Unrealized Gains on Investment Securities        802         1,805
  Depreciation on Premises and Equipment         2,852         2,051
  Deferred Loan Fees                             3,041         2,098
  Securities Accretion                              65           171
  Other                                            150           140
                                                ------        ------
    Total Deferred Tax Liabilities               6,910         6,432
                                                ------        ------
Net Deferred Tax Assets                         $1,147        $  899
                                                ======        ======


Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:


(Dollars in Thousands)                       2003        2002        2001
--------------------------------------------------------------------------
Tax Expense at Federal Statutory Rate      $13,571     $12,521      $9,094
Increases (Decreases) Resulting From:
    Tax-Exempt Interest Income                (957)     (1,084)     (1,179)
    State Taxes, Net of Federal Benefit      1,314       1,238         913
    Other                                     (348)         16         290
                                           -------     -------      ------
Actual Tax Expense                         $13,580     $12,691      $9,118
                                           =======     =======      ======


Note 12
EMPLOYEE BENEFIT PLANS

Pension Plan

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





(Dollars in Thousands)                                     2003       2002      2001
---------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year                $ 37,941   $ 33,642   $26,811
  Service Cost                                              3,302      2,842     2,732
  Interest Cost                                             2,571      2,348     2,122
  Actuarial Loss                                            3,196      1,671     2,052
  Amendments to Plan<F1>                                        -          -     1,553
  Benefits Paid                                            (1,061)    (2,385)   (1,362)
  Expenses Paid                                              (236)      (177)     (266)
  Plan Change<F2>                                             514          -         -
                                                         --------   --------   -------
    Projected Benefit Obligation at End of Year          $ 46,227   $ 37,941   $33,642
                                                         --------   --------   -------

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year         $ 27,423   $ 30,113   $31,319
  Actual Return on Plan Assets                              4,915     (3,357)   (1,493)
  Employer Contributions                                    3,744      3,229       524
  Amendments to Plan<F1>                                        -          -     1,391
  Benefits Paid                                            (1,061)    (2,385)   (1,362)
  Expenses Paid                                              (237)      (177)     (266)
                                                         --------   --------   -------
    Fair Value of Plan Assets at End of Year             $ 34,784   $ 27,423   $30,113
                                                         --------   --------   -------

Reconciliation of Funded Status:
  Funded Status                                          $(11,443)  $(10,518)  $(3,529)
  Unrecognized Net Losses                                   9,993     10,672     3,557
  Unrecognized Prior Service Cost                           1,732      1,434     1,718
  Unrecognized Net Transition Obligation                        -          1         2
                                                         --------   --------   -------
    Prepaid Benefit Cost                                 $    282   $  1,589   $ 1,748
                                                         --------   --------   -------

Components of Net Periodic Benefit Costs:
  Service Cost                                           $  3,302   $  2,842   $ 2,732
  Interest Cost                                             2,571      2,348     2,122
  Expected Return on Plan Assets                           (2,168)    (2,404)   (2,629)
  Amortization of Prior Service Cost                          216        284       327
  Transition Obligation Recognition                             1          1      (231)
  Recognized Net Actuarial Loss (Gain)                      1,127        317      (168)
                                                         --------   --------   -------
    Net Periodic Benefit Cost                            $  5,049   $  3,388   $ 2,153
                                                         ========   ========   =======

Assumptions:
  Weighted-average used to determine benefit obligations:
    Discount Rate                                           6.25%      6.75%     7.25%
    Expected Return on Plan Assets                          8.25%      8.25%     8.25%
    Rate of Compensation Increase                           5.50%      5.50%     5.50%

  Weighted-average used to determine net cost:
    Discount Rate                                           6.75%      7.25%     7.25%
    Expected Return on Plan Assets                          8.25%      8.25%     8.25%
    Rate of Compensation Increase                           5.50%      5.50%     5.50%

<F1> The amendments to the plan are a result of acquisitions and the IRS regulation regarding the change from the PBGC mortality table to the GATT mortality table.

<F2> Represents a change in mortality assumptions set forth in IRC 417(e).

Return on Plan Assets

The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. The Company assumed that 65% of its portfolio would be invested in equity securities, with the remainder invested in debt securities.

Plan Assets

The Company's pension plan asset allocation at year-end 2003 and 2002, and the target asset allocation for 2004 are as follows:


                                             Percentage of Plan
                      Target Allocation      Assets at Year-End
                      -----------------      ------------------
                            2004               2003      2002
---------------------------------------------------------------
Equity Securities            65%                60%       50%
Debt Securities              35%                28%       31%
Real Estate                   -                  -         -
Other                         -                 12%       19%
                            ---                ---       ---
  Total                     100%               100%      100%


The Company's pension plan assets are managed by the Investment Committee of Capital City Trust Company. The Company's investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities.

Contributions

The following table details the amounts contributed to the pension plan in 2003 and 2002, and the expected amount to be contributed in 2004.


                                                      Expected
                            2003          2002          2004
                         ----------    ----------    ----------
Actual Contributions     $3,743,763    $3,229,278    $4,000,000


Supplemental Executive Retirement Plan
--------------------------------------

The Company has a Supplemental Executive Retirement Plan ("SERP") covering selected executives. Benefits under this plan generally are based on the executive's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 2003, 2002 and 2001 of approximately $208,000, $393,000, and $214,000, respectively, and no minimum liability, at December 31, 2003, 2002 and 2001.

The following table details the components of the Supplemental Executive Retirement Plan's periodic benefit cost, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.


(Dollars in Thousands)                                       2003       2002       2001
----------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year                  $ 2,770    $ 1,458    $ 1,255
  Service Cost                                                  80        118         73
  Interest Cost                                                111        169        102
  Plan Participants Contributions                                -          -       (111)
  Actuarial (Gain) Loss                                     (1,107)     1,025        139
  Plan Change<F1>                                               26          -          -
                                                           -------    -------    -------
    Projected Benefit Obligation at End of Year            $ 1,880    $ 2,770    $ 1,458
                                                           -------    -------    -------

Reconciliation of Funded Status:
  Funded Status                                            $(1,880)   $(2,770)   $(1,458)
  Unrecognized Net Actuarial (Gain) Loss                      (418)       645       (333)
  Unrecognized Prior Service Cost                              511        546        605
                                                           -------    -------    -------
      Accrued Benefit Cost                                 $(1,787)   $(1,579)   $(1,186)
                                                           =======    =======    =======

Components of Net Periodic Benefit Costs:
  Service Cost                                             $    80    $   118    $    73
  Interest Cost                                                111        169        102
  Amortization of Prior Service Cost                            61         59         59
  Recognized Net Actuarial (Gain) Loss                         (44)        47        (20)
                                                           -------    -------    -------
      Net Periodic Benefit Cost                            $   208    $   393    $   214
                                                           =======    =======    =======

Assumptions:
Weighted-average used to determine the benefit obligations:
  Discount Rate                                              6.25%      6.75%      7.25%
  Expected Return on Plan Assets                             8.25%      8.25%      8.25%
  Rate of Compensation Increase                              5.50%      5.50%      5.50%

Weighted-average used to determine the net cost:
  Discount Rate                                              6.75%      7.25%      7.25%
  Expected Return on Plan Assets                             8.25%      8.25%      8.25%
  Rate of Compensation Increase                              5.50%      5.50%      5.50%

<F1> Represents a change in mortality assumptions set forth in IRC 417(e).




401(k) Plan
-----------

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. A total of 50,000 shares have been reserved for issuance. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company are made up to 6% of the participant's compensation for some qualifying associates. During 2003, the Company made matching contributions of $32,258. There were no contributions made by the Company for 2002 and 2001. The participant may choose to invest their contributions into fifteen investment funds available to CCBG participants, including CCBG's common stock.

Other Plans
-----------

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. A total of 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, CCBG did not issue any shares under this plan in 2003, 2002 and 2001.


Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:




(Dollars in Thousands, Except Per Share Data)<F1>        2003         2002         2001
------------------------------------------------------------------------------------------
Numerator:
  Net Income                                         $   25,193   $   23,082   $   16,866
                                                     ==========   ==========   ==========

Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                          13,222,487   13,225,285   13,241,957
  Effects of Dilutive Securities
    Stock Compensation Plans                             28,702       49,070       50,478
                                                     ----------   ----------   ----------

  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                              13,251,189   13,274,355   13,292,435
                                                     ==========   ==========   ==========

Basic Earnings Per Share                             $     1.91   $     1.75   $     1.27
                                                     ==========   ==========   ==========

Diluted Earnings per Share                           $     1.90   $     1.74   $     1.27
                                                     ==========   ==========   ==========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.





Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2003, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2003 and December 31, 2002 are as follows:


                                                                 To Be Well-
                                            Required          Capitalized Under
                                           For Capital        Prompt Corrective
                       Actual          Adequacy Purposes     Action Provisions
(Dollars in        ------------------------------------------------------------
 Thousands)        Amount    Ratio       Amount    Ratio       Amount     Ratio
-------------------------------------------------------------------------------
As of December 31, 2003:
-----------------------
Tier I Capital:
  CCBG            $175,631   12.88%      $ 54,547   4.00%            *        *
  CCB              167,698   12.32%        54,438   4.00%     $ 81,658    6.00%

Total Capital:
  CCBG             188,059   13.79%       109,094   8.00%            *        *
  CCB              180,126   13.24%       108,877   8.00%      136,096   10.00%

Tier I Leverage:
  CCBG             175,631    9.51%        40,910   3.00%            *        *
  CCB              167,698    9.10%        40,829   3.00%       68,048    5.00%

As of December 31, 2002:
-----------------------
Tier I Capital:
  CCBG            $154,376   12.03%      $ 51,340   4.00%            *        *
  CCB              150,360   11.73%        51,261   4.00%     $ 76,891    6.00%

Total Capital:
  CCBG             166,871   13.00%       102,681   8.00%            *        *
  CCB              162,855   12.71%       102,522   8.00%      128,152   10.00%

Tier I Leverage:
  CCBG             154,376    8.46%        38,505   3.00%            *        *
  CCB              150,360    8.25%        38,446   3.00%       64,076    5.00%

*Not applicable to bank holding companies.





Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In 2004, the bank subsidiary may declare dividends without regulatory approval of $24.7 million plus an additional amount equal to the net profits of the Company's subsidiary bank for 2004 up to the date of any such dividend declaration.

Note 16
RELATED PARTY INFORMATION

DuBose Ausley, a Director of the Company, is employed by and is the former Chairman of Ausley & McMullen, the Company's general counsel. Fees paid by the Company and its subsidiary for legal services, in aggregate, approximated $765,000, $647,000, and $534,000 during 2003, 2002, and 2001, respectively.

Under a lease agreement expiring in 2024, the Bank subsidiary leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interests General Partnership L.L.P., provides for annual lease payments of approximately $85,000, to be adjusted for inflation in future years.


At December 31, 2003 and 2002, certain officers and directors were indebted to the Company's bank subsidiary in the aggregate amount of $17.8 million and $17.6 million, respectively. During 2003, $26.3 million in new loans were made and repayments totaled $26.1 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.


(Dollars in Thousands)                  2003       2002       2001
-------------------------------------------------------------------
Noninterest Income:
  Merchant Fee Income                  $4,563     $3,715     $3,612
  Interchange Commission Fees           2,183      2,133      2,014
Noninterest Expense:
  Professional Fees                     1,918      1,895      1,301<F1>
  Printing & Supplies                   1,742      1,772      1,757
  Commission/Service Fees               4,181      3,464      2,863
  Telephone                             1,872      1,832      1,617

<F1> Less than 1% of the appropriate threshold.


Note 18
FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISKS

The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of December 31, 2003, the amounts associated with the Company's off-balance sheet obligations were as follows:


(Dollars in Thousands)                               Amount
------------------------------------------------------------
Commitments to Extend Credit<F1>                    $290,311
Standby Letters of Credit                           $  6,278

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

For both on- and off-balance sheet financial instruments, the Company requires collateral to support such instruments when it is deemed necessary. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; real estate; accounts receivable; property, plant and equipment; and inventory.

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


The Company's financial instruments that have estimated fair values are presented below:



                                                 At December 31,
                              ---------------------------------------------------
                                       2003                         2002
                              -----------------------     -----------------------
                                           Estimated                   Estimated
                               Carrying      Fair          Carrying      Fair
(Dollars in Thousands)           Value       Value           Value       Value
---------------------------------------------------------------------------------
Financial Assets:
  Cash                        $   93,140       93,140     $   89,823   $   89,823
  Short-Term Investments         125,452      125,452        170,936      170,936
  Investment Securities          181,734      181,734        180,315      180,315
  Loans, Net of Allowance
    for Loan Losses            1,329,203    1,365,541      1,272,726    1,331,724
                              ----------   ----------     ----------   ----------
Total Financial Assets        $1,729,529   $1,765,867     $1,713,800   $1,772,798
                              ==========   ==========     ==========   ==========

Financial Liabilities:
  Deposits                    $1,474,205    1,486,539     $1,434,200   $1,438,964
  Short-Term Borrowings          108,184      108,184        113,675      113,675
  Long-Term Debt                  46,475       47,270         71,745       72,631
                              ----------   ----------     ----------   ----------
Total Financial Liabilities   $1,628,864   $1,641,993     $1,619,620   $1,625,270
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

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:




Parent Company Statements of Income
(Dollars in Thousands)                             2003       2002       2001
-------------------------------------------------------------------------------
OPERATING INCOME
Income Received from Subsidiary Bank:
  Dividends                                       $11,599    $12,678    $12,963
  Overhead Fees                                     2,935      3,061      2,393
  Other Income                                          -         59          -
                                                  -------    -------    -------
    Total Operating Income                         14,534     15,798     15,356
                                                  -------    -------    -------

OPERATING EXPENSE
Salaries and Associate Benefits                     1,847      2,311      1,878
Interest on Debt                                        -          7         83
Professional Fees                                   1,104        994        399
Advertising                                           193        138        132
Legal Fees                                            374        197         85
Other                                                 404        335        285
                                                  -------    -------    -------
  Total Operating Expense                           3,922      3,982      2,862
                                                  -------    -------    -------
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Bank     10,612     11,816     12,494
Income Tax Benefit                                   (278)      (248)      (124)
                                                  -------    -------    -------
Income Before Equity in Undistributed
  Earnings of Subsidiary Bank                      10,890     12,064     12,618
Equity in Undistributed Earnings
  of Subsidiary Bank                               14,303     11,018      4,248
                                                  -------    -------    -------
Net Income                                        $25,193    $23,082    $16,866
                                                  =======    =======    =======


The following are condensed statements of financial condition of the parent company at December 31:


Parent Company Statements of Financial Condition
(Dollars in Thousands)<F1>                            2003            2002
----------------------------------------------------------------------------
ASSETS
Cash and Due From Subsidiary Bank                   $  7,850        $  3,970
Investment in Subsidiary Bank                        196,316         183,780
Other Assets                                           1,310           1,148
                                                    --------        --------
  Total Assets                                      $205,476        $188,898
                                                    ========        ========

LIABILITIES
Other Liabilities                                   $  2,667        $  2,367
                                                    --------        --------

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding             -               -
Common Stock, $.01 par value;  90,000,000
  shares authorized; 13,236,462 and 13,196,211
  shares issued and outstanding at December 31,
  2003 and December 31, 2002, respectively               132             132
Additional Paid-In Capital                            16,157          14,691
Retained Earnings                                    185,134         168,587
Accumulated Other Comprehensive Income, Net of Tax     1,386           3,121
                                                    --------        --------
  Total Shareowners' Equity                          202,809         186,531
                                                    --------        --------
  Total Liabilities and Shareowners' Equity         $205,476        $188,898
                                                    ========        ========

<F1> All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.


The cash flows for the parent company for the three years ended December 31, were as follows:




Parent Company Statements of Cash Flows
(Dollars in Thousands)                          2003        2002        2001
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $25,193     $23,082     $16,866
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in Undistributed
  Earnings of Subsidiary Bank                  (14,303)    (11,018)     (4,248)
Non-Cash Compensation                              508         892         489
(Increase) Decrease in Other Assets               (130)       (256)        206
Increase (Decrease) in Other Liabilities           300      (2,603)        386
                                               -------     -------     -------
Net Cash Provided by Operating Activities       11,568      10,097      13,699
                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Received From Acquisitions                  -           -       1,471
                                               -------     -------     -------

CASH FROM FINANCING ACTIVITIES:
Borrowings of Long-Term Debt                         -       2,040       1,025
Repayments of Long-Term Debt                         -      (2,040)     (2,275)
Payment of Dividends                            (8,646)     (6,644)     (6,376)
Repurchase of Common Stock                         (17)     (3,395)     (4,942)
Issuance of Common Stock                           975         688         435
                                               -------     -------     -------
Net Cash Used in Financing Activities           (7,688)     (9,351)    (12,133)
                                               -------     -------     -------

Net Increase in Cash                             3,880         746       3,037
Cash at Beginning of Period                      3,970       3,224         187
                                               -------     -------     -------
Cash at End of Period                          $ 7,850     $ 3,970     $ 3,224
                                               =======     =======     =======


Note 21
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). The Company's comprehensive income (loss) consists of net income (loss) and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses) (net of taxes) on securities are reported as other comprehensive (loss) income and totaled ($1,735), $771, and $3,872, for 2003, 2002 and 2001, respectively. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the years ended December 31, 2003, 2002 and 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.  Controls and Procedures

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

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Corporate Governance," "Nominees for Election as Directors," "Continuing Directors and Executive Officers" and "Share Ownership" in the Registrant's Proxy Statement dated April 2, 2004, to be filed on or about April 2, 2004.

Item 11.  Executive Compensation

Incorporated herein by reference to the sections entitled "Executive Compensation Tables," the subsection entitled "Directors' Fees" under the section entitled "Corporate Governance," "Compensation Committee Report," "Retirement Plans," and "Five Year Performance Graph" in the Registrant's Proxy Statement dated April 2, 2004, to be filed on or about April 2, 2004.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the section entitled "Share Ownership" in the Registrant's Proxy Statement dated April 2, 2004, to be filed on or about April 2, 2004.

Equity Compensation Plan Information

Incorporated herein by reference to the section entitled "Executive Compensation Tables" in the Registrant's Proxy Statement dated April 2, 2004, to be filed on or about April 2, 2004.

For additional information about the Company's equity compensation plans, see Stock Based Compensation in Note 1 in the Notes to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Transactions With Management and Related Parties" under the section entitled "Executive Officers and Transactions with Management" in the Registrant's Proxy Statement dated April 2, 2004, to be filed on or about April 2, 2004.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled "Fees Paid to Principal Accountants" in the Registrant's Proxy Statement dated April 2, 2004, to be filed on or about April 2, 2004.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements

         Independent Auditors' Report

         Report of Independent Public Accountants

         Consolidated Statements of Income for Years Ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Financial Condition as of December 31, 2003 and 2002


         Consolidated Statements of Changes in Shareowners' Equity for Years Ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for Years Ended December 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

         Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

     3.  Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K
Exhibit
Table
Item No.  Description of Exhibit

2(a) Agreement and Plan of Merger, dated as of September 25, 2000, by and between Capital City Bank Group, Inc. and First Bankshares of West Point, Inc. - incorporated herein by reference to Exhibit 2(d) of the Registrant's Form 10-K (filed 3/30/01)(No. 0-13358).

2(b) Purchase and Assumption Agreement, dated as of October 3, 2000, by and between Capital City Bank and First Union National Bank - incorporated herein by reference to Exhibit 2(e) of the Registrant's Form 10-K (filed 3/30/01)(No. 0-13358).

2(c) Plan of Merger and Merger Agreement, dated August 23, 2001, by and between Capital City Bank and First National Bank of Grady County - incorporated herein by reference to Exhibit 2(f) of the Registrant's Form 10-K (filed 3/28/02)(No. 0-13358).

2(d) Agreement and Plan of Merger, dated as of January 7, 2004, by and among Capital City Bank Group, Inc., Capital City Bank, Synovus Financial Corp. and Quincy State Bank - incorporated herein by reference to the Registrant's Form 8-K (filed 1/13/04)(No. 0-13358).

3(a) Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant's 1996 Proxy Statement (filed 4/11/96)(No. 0-13358).

3(b)      Amended and Restated Bylaws - incorporated herein by reference to
          Exhibit 3(b) of the Registrant's Form 10-Q (filed 1/13/97)(No. 0-
          13358).

10(a) Promissory Note and Pledge and Security Agreement evidencing a line of credit by and between Registrant and SunTrust Bank, dated November 16, 1995 - incorporated herein by reference to Exhibit 10(b) of the Registrant's Form 10-K (filed 3/29/96)(No. 0-13358).

10(b) Capital City Bank Group, Inc. 1996 Associate Incentive Plan, as amended - incorporated herein by reference to Exhibit 10 of the Registrant's Form S-8 (filed 12/23/96)(No. 333-18557).

10(c) Capital City Bank Group, Inc. Amended and Restated Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant's Form 10-K (filed 3/30/00)(No. 0-13358).

10(d) Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant's Form 10-K (filed 3/27/03)(No. 0-13358).


14 Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - Filed with this report.

21        Subsidiaries of the Registrant - Filed with this report.

23        Consent of Independent Auditors - Filed with this report.

31.1      Certification of CEO pursuant to Securities and Exchange Act
          Rule 13a - 14(a) / 15d-14(a) as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed with this report.

31.2      Certification of CFO pursuant to Securities and Exchange Act
          Rule 13a - 14(a) / 15d-14(a) as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed with this report.

32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed with this report.

32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed with this report.

(b)  Reports on Form 8-K

     On October 27, 2003, the Company furnished a Current Report on Form 8-K, under Item 12, containing an October 23, 2003 press release announcing its earnings for the quarter ended September 30, 2003. (Such press release is not incorporated by reference herein or deemed "filed" within meaning of Section 18 of the Securities Act.)

     On January 13, 2004, the Company furnished a Current Report on Form 8-K, under Item 5, containing a January 7, 2004 press release announcing a definitive agreement to acquire Quincy State Bank, a wholly owned banking subsidiary of Synovus Financial Corp.

     On January 29, 2004, the Company furnished a Current Report on Form 8-K, under Item 12, containing a January 29, 2004 press release announcing its earnings for the quarter ended December 31, 2003. (Such press release is not incorporated by reference herein or deemed "filed" within meaning of Section 18 of the Securities Act.)


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 12, 2004, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.



/s/ William G. Smith, Jr.
------------------------------
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 12, 2004 by the following persons in the capacities indicated.



/s/ William G. Smith, Jr.
------------------------------
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)



/s/ J. Kimbrough Davis
------------------------------
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:





/s/ DuBose Ausley
------------------------------
DuBose Ausley



/s/ Thomas A. Barron
------------------------------
Thomas A. Barron



/s/ Frederick Carroll, III
------------------------------
Frederick Carroll, III



/s/ Cader B. Cox, III
------------------------------
Cader B. Cox, III



/s/ J. Everitt Drew
------------------------------
J. Everitt Drew



/s/ John K. Humphress
------------------------------
John K. Humphress



/s/ Lina S. Knox
------------------------------
Lina S. Knox



/s/ Ruth A. Knox
------------------------------
Ruth A. Knox



/s/ Henry Lewis III
------------------------------
Henry Lewis III



/s/ John R. Lewis
------------------------------
John R. Lewis



/s/ William G. Smith, Jr.
------------------------------
William G. Smith, Jr.


                                      83
39

7


31

69

71

73