Form 10-Q
period 2004-03-31
CAPITAL CITY BANK GROUP INC
filed 2004-05-10
CIK 726601

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                          For the Quarter Ended:
                              March 31, 2004
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

As of April 30, 2004, there were issued and outstanding 13,274,579 shares of the registrant's common stock.

                      CAPITAL CITY BANK GROUP, INC.

                         FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                      PAGE NUMBER
----         -----------------------------                      -----------

1.           Consolidated Financial Statements                       3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          13

3.           Qualitative and Quantitative Disclosure of
             Market Risk                                            24

4.           Controls and Procedures                                26

ITEM         PART II. OTHER INFORMATION
----         --------------------------

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                       27

6.           Exhibits and Reports on Form 8-K                        27

Signatures                                                           27



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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             CAPITAL CITY BANK GROUP, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED MARCH 31
                                      (Unaudited)

(Dollars In Thousands, Except Per Share Data)        2004                    2003
------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                        $   21,272              $   22,164
Investment Securities:
  U. S. Treasury                                         229                     136
  U. S. Government Agencies and Corporations             329                     866
  States and Political Subdivisions                      541                     631
  Other Securities                                        77                     178
Funds Sold                                               222                     352
                                                  ----------              ----------
    Total Interest Income                             22,670                  24,327
                                                  ----------              ----------

INTEREST EXPENSE
Deposits                                               2,394                   3,226
Short-Term Borrowings                                    287                     329
Long-Term Debt                                           497                     545
                                                  ----------              ----------
    Total Interest Expense                             3,178                   4,100
                                                  ----------              ----------

Net Interest Income                                   19,492                  20,227
Provision for Loan Losses                                961                     779
                                                  ----------              ----------
Net Interest Income After
  Provision for Loan Losses                           18,531                  19,448
                                                  ----------              ----------

NONINTEREST INCOME
Service Charges on Deposit Accounts                    3,944                   3,967
Data Processing                                          633                     558
Asset Management Fees                                    741                     605
Securities Transactions                                    -                      11
Mortgage Banking Revenues                                694                   1,344
Other                                                  3,869                   3,460
                                                  ----------              ----------
    Total Noninterest Income                           9,881                   9,945
                                                  ----------              ----------

NONINTEREST EXPENSE
Salaries and Associate Benefits                       10,740                  10,128
Occupancy, Net                                         1,617                   1,369
Furniture and Equipment                                2,063                   1,795
Conversion/Merger Expense                                 42                       -
Other                                                  6,613                   6,136
                                                  ----------              ----------
    Total Noninterest Expense                         21,075                  19,428
                                                  ----------              ----------

Income Before Income Taxes                             7,337                   9,965
Income Taxes                                           2,490                   3,604
                                                  ----------              ----------

NET INCOME                                        $    4,847              $    6,361
                                                  ==========              ==========

Basic Net Income Per Share                        $      .37              $      .48
                                                  ==========              ==========
Diluted Net Income Per Share                      $      .37              $      .48
                                                  ==========              ==========
Cash Dividends Per Share                          $     .180              $     .136
                                                  ==========              ==========
Average Basic Shares Outstanding                  13,262,094              13,206,924
                                                  ==========              ==========
Average Diluted Shares Outstanding                13,285,579              13,253,424
                                                  ==========              ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              CAPITAL CITY BANK GROUP, INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                                      (Unaudited)

                                                     March 31,           December 31,
(Dollars In Thousands, Except Per Share Data)          2004                  2003
-------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                             $   93,427            $   93,140
Funds Sold                                              90,469               125,452
                                                    ----------            ----------
  Total Cash and Cash Equivalents                      183,896               218,592

Investment Securities, Available-for-Sale              188,763               181,734

Loans, Net of Unearned Interest                      1,465,804             1,341,632
  Allowance for Loan Losses                            (13,720)              (12,429)
                                                    ----------            ----------
    Loans, Net                                       1,452,084             1,329,203

Premises and Equipment, Net                             56,394                54,011
Intangibles                                             41,512                25,792
Other Assets                                            34,604                37,170
                                                    ----------            ----------
    Total Assets                                    $1,957,253            $1,846,502
                                                    ==========            ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  482,703            $  455,550
  Interest Bearing Deposits                          1,088,963             1,018,655
                                                    ----------            ----------
    Total Deposits                                   1,571,666             1,474,205

Short-Term Borrowings                                  112,343               108,184
Long-Term Debt                                          49,950                46,475
Other Liabilities                                       16,366                14,829
                                                    ----------            ----------
    Total Liabilities                                1,750,325             1,643,693

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                   -                     -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 13,273,497 and 13,236,462 shares
  issued and outstanding at March 31, 2004 and
  December 31, 2003, respectively                          133                   132
Additional Paid-In Capital                              17,787                16,157
Retained Earnings                                      187,592               185,134
Accumulated Other Comprehensive Income, Net of Tax       1,416                 1,386
                                                    ----------            ----------
    Total Shareowners' Equity                          206,928               202,809
                                                    ----------            ----------
      Total Liabilities and Shareowners' Equity     $1,957,253            $1,846,502
                                                    ==========            ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                             CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE PERIODS ENDED MARCH 31
                                       (Unaudited)

(Dollars in Thousands)                                    2004                 2003
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                              $  4,847             $  6,361
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                961                  779
    Depreciation                                           1,284                1,151
    Net Securities Amortization                              651                  532
    Amortization of Intangible Assets                        826                  811
    Gain on Sale of Investment Securities                      -                  (11)
    Non-Cash Compensation                                  1,588                  228
    Net Decrease in Other Assets                           2,751                  202
    Net Increase in Other Liabilities                      1,600                2,191
                                                        --------             --------
Net Cash Provided by Operating Activities                 14,508               12,244
                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale                47,347               35,464
Purchase of Investment Securities Available-for-Sale     (38,829)             (46,554)
Net Increase in Loans                                    (35,324)             (27,222)
Net Cash Received From Acquisition                       (18,055)                   -
Purchase of Premises & Equipment                          (1,682)              (3,739)
Sales of Premises & Equipment                                 25                    1
                                                        --------             --------
Net Cash Used In Investing Activities                    (46,518)             (42,050)
                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits                       (4,973)              24,870
Net Increase in Short-Term Borrowings                      4,158                6,463
Borrowing of Long-Term Debt                                  737                2,560
Repayment of Long-Term Debt                                 (261)                (653)
Dividends Paid                                            (2,389)              (1,796)
Issuance of Common Stock                                      43                    7
                                                        --------             --------
Net Cash (Used In) Provided By Financing Activities       (2,685)              31,451
                                                        --------             --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                       (34,695)               1,645
Cash and Cash Equivalents at Beginning of Period         218,592              260,759
                                                        --------             --------
Cash and Cash Equivalents at End of Period              $183,897             $262,404
                                                        ========             ========

Supplemental Disclosure:
  Interest Paid on Deposits                             $    735             $  3,008
                                                        ========             ========
  Interest Paid on Debt                                 $    292             $    886
                                                        ========             ========
  Transfer of Loans to ORE                              $    210             $     50
                                                        ========             ========
  Income Taxes Paid                                     $     27             $    948
                                                        ========             ========
  Issuance of Common Stock as Non-Cash Compensation     $  1,588             $    333
                                                        ========             ========
  Transfer of Current Portion of Long-Term Debt to
    Short-Term Borrowings                               $      -             $ 20,000
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of operations for the three month periods ended March 31, 2004 and 2003, and cash flows for the three month periods ended March 31, 2004 and 2003.

The Company and its subsidiary follow accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 2003 Annual Report on Form 10-K.

Stock-based Compensation
------------------------

As of March 31, 2004, the Company had three stock-based compensation plans, consisting of the Associate Stock Incentive Plan ("AIP"), the Associate Stock Purchase Plan ("ASPP") and the Director Stock Purchase Plan ("DSPP"). In addition to stock-based compensation plans, the Company also executed an executive incentive stock option arrangement effective January 1, 2004. As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively to all associate awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. Therefore, the cost related to stock-based associate compensation included in the determination of net income for 2003 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and APB 25, the differences in what instruments are considered non-compensatory, and the fact that awards granted prior to January 1, 2003 were accounted for under APB 25. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2004 as all awards granted now have effective dates after January 1, 2003.


                                                       Period Ended March 31,
                                                      ------------------------
(Dollars in Thousands, Except Per Share Data)           2004           2003
------------------------------------------------------------------------------
Net income, as reported                                $4,847         $6,361

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                              119            141

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards,
net of related tax effects                               (119)           (99)
                                                       ------         ------

Pro forma net income                                   $4,847         $6,403
                                                       ======         ======

Earnings per share:
  Basic-as reported                                    $  .37         $  .48
                                                       ======         ======
  Basic-pro forma                                      $  .37         $  .49
                                                       ======         ======

  Diluted-as reported                                  $  .37         $  .48
                                                       ======         ======
  Diluted-pro forma                                    $  .37         $  .48
                                                       ======         ======



(2) ACQUISITIONS
    ------------

On March 19, 2004, the Company completed its merger with Quincy State Bank ("QSB"), an affiliate of Synovus Financial Corp. Results of QSB's operations have been included in the Company's consolidated financial statements since March 20, 2004. Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. The transaction was accounted for as a purchase and resulted in approximately $14.9 million of intangible assets, including approximately $12.5 million in goodwill and a core deposit intangible of $2.4 million. The core deposit intangible is being amortized over a 7-year period.

The information below lists the consolidated assets and liabilities of Quincy State Bank as of March 19, 2004, along with the consideration paid:


(Dollars in Thousands)                     Quincy State Bank
------------------------------------------------------------
Cash and Due From Banks                        $  2,295
Funds Sold                                        6,949
                                               --------
   Total Cash and Cash Equivalents                9,244
Investment Securities, Available-for-Sale        16,150
Loans, Net of Unearned Interest                  88,727
Intangible Asset                                 14,915
Other Assets                                      2,498
                                               --------
Total Assets                                   $131,534

Total Deposits                                 $102,434
Short-Term Borrowings                             3,000
                                               --------
Total Liabilities                              $105,434

Consideration Paid to Quincy State Bank
   Shareowners                                 $ 26,100
                                               ========

The following unaudited pro forma financial information for the three months ended March 31, 2004 and 2003 presents the consolidated operations of the Company as if the QSB acquisition had been made on January 1, 2003. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of QSB been consummated on this earlier date, and do not project the Company's results of operations for any future period:


                                                 For 3 Months Ended March 31,
                                                 ----------------------------
(Dollars in Thousands, Except Per Share Data)        2004             2003
-----------------------------------------------------------------------------
Interest Income                                     $24,376         $26,125
Interest Expense                                      3,407           4,458
                                                    -------         -------
Net Interest Income                                  20,969          21,667
Provision for Loan Losses                               991             824
                                                    -------         -------
Net Interest Income After
  Provision for Loan Losses                          19,978          20,843
Noninterest Income                                   10,259          10,480
Noninterest Expense                                  21,931          20,273
                                                    -------         -------
Income Before Income Taxes                            8,306          11,050
Income Taxes                                          2,829           3,983
                                                    -------         -------
Net Income                                          $ 5,477         $ 7,067
                                                    =======         =======

Basic Net Income Per Share                          $   .41         $   .54
                                                    =======         =======
Diluted Net Income Per Share                        $   .41         $   .53
                                                    =======         =======


On March 19, 2004, the Company completed its purchase of fiduciary assets from Synovus Trust Company for $2.0 million. This purchase is subject to a $800,000 earn-out agreement and, as a result, a $1.2 million intangible was recorded with the balance, to the extent earned, to be recorded in the fourth quarter of 2004. This intangible is being amortized over a 10-year period.


(3) INVESTMENT SECURITIES
    ---------------------

The carrying values and related market value of investment securities at March 31, 2004 and December 31, 2003 were as follows:


                                                           March 31, 2004
                                            -------------------------------------------
                                            Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                        Cost       Gains       Losses      Value
---------------------------------------------------------------------------------------
U.S. Treasury                               $ 61,707     $  203       $ -      $ 61,910
U.S. Government Agencies and Corporations     51,520        237         -        51,757
States and Political Subdivisions             50,830      1,385         3        52,212
Mortgage-Backed Securities                    15,775        412         -        16,187
Other Securities                               6,695          2         -         6,697
                                            --------     ------       ---      --------
     Total Investment Securities            $186,527     $2,239       $ 3      $188,763
                                            ========     ======       ===      ========

                                                         December 31, 2003
                                            -------------------------------------------
                                           Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                       Cost       Gains       Losses      Value
---------------------------------------------------------------------------------------
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
                                            ========     ======       ===      ========

(4) LOANS
    -----

The composition of the Company's loan portfolio at March 31, 2004 and December 31, 2003 was as follows:



(Dollars in Thousands)                      March 31, 2004    December 31, 2003
-------------------------------------------------------------------------------
Commercial, Financial and Agricultural       $  185,237          $  160,048
Real Estate - Construction                       96,285              89,149
Real Estate - Commercial Mortgage               449,677             391,250
Real Estate - Residential                       336,826             327,212
Real Estate - Home Equity                       119,496             116,810
Real Estate - Loans Held-for-Sale                 3,903               4,240
Consumer                                        243,392             233,395
Other                                            30,988              19,528
                                             ----------          ----------
   Loans, Net of Unearned Interest           $1,465,804          $1,341,632
                                             ==========          ==========



(5) ALLOWANCE FOR LOAN LOSSES
    -------------------------

An analysis of the changes in the allowance for loan losses for the three-month periods ended March 31, 2004 and 2003, was as follows:


                                                  March 31,
                                         --------------------------
(Dollars in Thousands)                    2004               2003
-------------------------------------------------------------------
Balance, Beginning of Period             $12,429            $12,495
Provision for Loan Losses                    961                779
Recoveries on Loans Previously
  Charged-Off                                359                211
Loans Charged-Off                         (1,336)            (1,048)
Acquired Reserves                          1,307                  -
                                         -------            -------
Balance, End of Period                   $13,720            $12,437
                                         =======            =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below:



                                                         March 31,
                                      ------------------------------------------------
                                             2004                        2003
                                      --------------------       ---------------------
                                                 Valuation                   Valuation
(Dollars in Thousands)                Balance    Allowance       Balance     Allowance
--------------------------------------------------------------------------------------
Impaired Loans:
With Related Valuation Allowance      $1,066       $350          $  641        $227
Without Related Valuation Allowance      437          -             732           -
Average Recorded Investment
   for the Period                      1,811          *           1,451           *

* Not Applicable


The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the periods ended March 31, 2004 and 2003, the Company recognized $11,000 and $5,000, respectively, in interest income on impaired loans, all of which was collected in cash.

(6) DEPOSITS
    --------

The composition of the Company's interest-bearing deposits at March 31, 2004 and December 31, 2003 was as follows:


(Dollars in Thousands)              March 31, 2004     December 31, 2003
------------------------------------------------------------------------
NOW Accounts                          $  294,726          $  276,934
Money Market Accounts                    222,298             207,934
Savings Deposits                         128,767             110,834
Time Deposits                            443,172             422,953
                                      ----------          ----------
  Total Interest Bearing Deposits     $1,088,963          $1,018,655
                                      ==========          ==========


(7)  INTANGIBLE ASSETS
     -----------------

The Company had intangible assets of $41.5 million and $25.8 million at March 31, 2004 and December 31, 2003, respectively. Intangible assets were as follows (dollars in thousands):



                                    March 31, 2004               December 31, 2003
                                -----------------------       -----------------------
                                Gross      Accumulated        Gross      Accumulated
                                Amount     Amortization       Amount     Amortization
-------------------------------------------------------------------------------------
Core Deposit Intangibles        $36,149      $15,466          $33,752       $14,640
Goodwill                         23,419        3,786           10,466         3,786
Other Identifiable Intangibles    1,200            4                -             -
                                -------      -------          -------       -------
  Total Intangible Assets       $60,768      $19,256          $44,218       $18,426
                                =======      =======          =======       =======



Net Core Deposit Intangibles:

As of March 31, 2004 and December 31, 2003, the Company had net core deposit intangibles of $20.7 million and $19.1 million, respectively. Amortization expense for the first three months of 2004 and 2003 was $822,000 and $811,000, respectively.

Goodwill:

As of March 31, 2004 and December 31, 2003, the Company had goodwill, net of accumulated amortization, of $19.6 million and $6.7 million, respectively. The increase in goodwill is due to the acquisition of Quincy State Bank in March 2004. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142.

Other :

As of March 31, 2004, the Company had a customer relationship intangible, net of accumulated amortization, of $1.2 million. This intangible was booked as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first quarter of 2004 was $4,000. Estimated annual amortization expense is $120,000 based on use of a 10 year useful life.

(8)  EMPLOYEE BENEFIT PLANS
     ----------------------

The components of the net periodic benefit costs for the Company's qualified benefit pension plan and Supplemental Executive Retirement Plan ("SERP") were as follows:


                                                    Three months ended March 31,
                                             ------------------------------------------
                                               Qualified Plan                SERP
                                             ------------------      ------------------
(Dollars in Thousands)                        2004        2003        2004        2003
---------------------------------------------------------------------------------------
Discount rate                                 6.25%       6.75%       6.25%       6.75%
Long-term rate of return on assets            8.00%       8.25%         N/A         N/A

Service cost                                 $  925      $  825         $24         $20
Interest cost                                   700         642          32          28
Expected return on plan assets                 (650)       (542)        N/A         N/A
Transition obligation/(asset) amortization        0           1           0           0
Prior service cost amortization                  50          54          15          15
Net loss/(gain) amortization                    300         282          (9)        (11)
                                             ------      ------         ---         ---
Net periodic benefit cost                    $1,325      $1,262         $62         $52
                                             ======      ======         ===         ===




(9) COMPREHENSIVE INCOME
    --------------------

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. The Company's comprehensive income
(loss) consists of net income (loss) and changes in unrealized gains on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities are reported as other comprehensive income (loss) and totaled $30,000 and $(485,000) for the three months ended March 31, 2004 and 2003, respectively. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the three months ended March 31, 2004 and 2003.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                           2004                         2003                                      2002
                       ----------  ----------------------------------------------  ----------------------------------
                          First       Fourth      Third       Second      First       Fourth      Third      Second
---------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income      $   22,670  $   23,022  $   23,484  $   23,997  $   24,327  $   25,272  $   25,555  $   25,752
  Interest Expense          3,178       3,339       3,506       3,894       4,099       4,667       4,946       5,693
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      19,492      19,683      19,978      20,103      20,227      20,605      20,609      20,059
    Provision for
    Loan Losses               961         850         921         886         779         863         992         641
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        18,531      18,833      19,057      19,217      19,448      19,742      19,617      19,419
  Noninterest Income        9,881      10,614      10,952      10,428       9,945      10,898       8,810       8,333
  Conversion/
    Merger Expense             42           -           -           -           -          59           -          39
  Noninterest Expense      21,033      20,593      20,184      19,516      19,428      20,191      19,400      19,228
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes            7,337       8,854       9,825      10,129       9,965      10,390       9,027       8,485
  Provision for
    Income Taxes            2,490       2,758       3,529       3,689       3,604       3,668       3,226       3,037
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    4,847  $    6,096  $    6,296  $    6,440  $    6,361  $    6,722  $    5,801  $    5,448
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   19,811  $   20,020  $   20,332  $   20,456  $   20,597  $   21,006  $   21,026  $   20,484

Per Common Share:
  Net Income Basic     $      .37  $      .47  $      .47  $      .49  $      .48  $      .51  $      .44  $      .41
  Net Income Diluted          .37         .46         .47         .49         .48         .51         .44         .41
  Dividends Declared         .180        .180        .170        .170        .136        .136        .122        .122
  Diluted Book Value        15.54       15.27       15.00       14.73       14.42       14.08       13.75       13.39
  Market Price:
    High                    45.55       46.83       40.93       36.43       32.32       32.04       29.55       27.84
    Low                     39.05       36.62       35.00       29.74       26.81       22.26       22.32       20.60
    Close                   41.25       45.99       38.16       36.08       31.29       31.35       26.45       27.62

Selected Average
Balances:
  Loans                $1,357,206  $1,329,673  $1,336,139  $1,316,705  $1,289,161  $1,292,892  $1,266,591  $1,234,787
  Earning Assets        1,634,468   1,636,269   1,634,689   1,612,133   1,615,287   1,591,535   1,511,485   1,547,603
  Assets                1,830,496   1,819,552   1,816,005   1,786,991   1,796,657   1,762,174   1,678,620   1,720,095
  Deposits              1,457,160   1,451,095   1,451,879   1,415,798   1,407,763   1,404,818   1,388,396   1,440,615
  Shareowners' Equity     206,395     201,939     199,060     194,781     190,416     185,412     180,910     176,678
  Common Equivalent
    Average Shares:
      Basic                13,262      13,223      13,221      13,209      13,207      13,189      13,189      13,219
      Diluted              13,286      13,265      13,260      13,255      13,253      13,238      13,238      13,257

Ratios:
  ROA                       1.06%       1.33%       1.38%       1.45%       1.44%       1.51%       1.37%       1.27%
  ROE                       9.45%      11.98%      12.55%      13.26%      13.55%      14.38%      12.72%      12.37%
  Net Interest
    Margin (FTE)            4.88%       4.85%       4.94%       5.09%       5.17%       5.24%       5.52%       5.30%
  Efficiency Ratio         68.06%      64.58%      61.93%      60.57%      60.96%      60.75%      62.31%      63.91%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.
The MD&A is divided into subsections entitled "Earnings Analysis," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2004 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, is referred to as "CCBG" or the "Company." Capital City Bank and its subsidiaries are referred to as "CCB" or the "Bank."

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

The Company is headquartered in Tallahassee, Florida and as of March 31, 2004 had 58 banking offices, 73 ATMs and 11 Bank 'N Shop locations in 22 counties in Florida, Georgia and Alabama. The Company also has four mortgage lending offices located in four additional Florida communities.

RESULTS OF OPERATIONS

Net Income
----------

Earnings were $4.8 million, or $.37 per diluted share, for the first quarter of 2004. This compares to $6.4 million, or $.48 per diluted share for the first quarter of 2003, a decrease of 23.8% and 22.9%, respectively.

The decrease in earnings was primarily attributable to a decline in the net interest margin of 5.6% and an increase in noninterest expense of 8.5%. The decline in the net interest margin primarily reflects lower earning asset yields. Higher expense for associate salaries, occupancy, and professional fees drove the increase in noninterest expense. Mortgage banking revenues declined during the first quarter due to a decline in local real estate market activity, but were partially offset by higher trust fees, data processing fees, and other income.

A condensed earnings summary is presented below:

                                         For the Three Months
                                            Ended March 31,
                                     ----------------------------
(Dollars in Thousands)                 2004                 2003
-----------------------------------------------------------------
Interest Income                      $22,670              $24,327
Taxable Equivalent Adjustment<F1>        319                  370
                                     -------              -------
Interest Income (FTE)                 22,989               24,697
Interest Expense                       3,178                4,100
                                     -------              -------
Net Interest Income (FTE)             19,811               20,597
Provision for Loan Losses                961                  779
Taxable Equivalent Adjustment            319                  370
                                     -------              -------
Net Int. Inc. After Provision         18,531               19,448
Noninterest Income                     9,881                9,945
Merger Expense                            42                    -
Noninterest Expense                   21,033               19,428
                                     -------              -------
Income Before Income Taxes             7,337                9,965
Income Taxes                           2,490                3,604
                                     -------              -------
Net Income                           $ 4,847              $ 6,361
                                     =======              =======

Percent Change                       (23.80)%              24.46%

Return on Average Assets<F2>           1.06%                1.44%

Return on Average Equity<F2>           9.45%               13.55%

<F1> Computed using a statutory tax rate of 35%
<F2> Annualized

Net Interest Income
-------------------

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. First quarter taxable-equivalent net interest income decreased $786,000, or 3.8%, over the comparable quarter in 2003. The unfavorable impact was a result of declining earning asset yields driven by the continued low rate environment. Partially offsetting this unfavorable variance were lower funding costs and a shift in earning assets mix. Margin pressure experienced in 2003 began to stabilize in the first quarter of 2004. Table I on page 23 provides a comparative analysis of the Company's average balances and interest rates.

For the first quarter of 2004, taxable-equivalent interest income decreased $1.7 million, or 6.9% from the comparable quarter in 2003. Earning assets yields declined to 5.66% in the first quarter of 2004 from 6.20% for the first quarter of 2003 due primarily to repricing of existing earning assets. The yield in 2004 remained constant with the fourth quarter of 2003, as margin pressure began to stabilize. Income on earning assets is expected to increase during the second quarter due to the change in earning asset mix driven by strong loan growth and the recent acquisition of Quincy State Bank..

Interest expense for the first quarter declined $922,000, or 22.5%, from the comparable prior-year period. The favorable variance attributable to lower rates continued to be enhanced by a favorable shift in mix, as certificates of deposit, generally a higher cost deposit product, declined relative to total deposits. Certificates of deposit, as a percent of year-to-date average deposits, declined from 30.9% in first quarter 2003 to 28.9% in 2004. The average rate paid on interest bearing liabilities in the first quarter of 2004 declined 30 basis points over the comparable period in 2003, to 1.09%.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.81% in the first quarter of 2003 to 4.57% in the comparable period of 2004, reflecting the lower yield on earning assets.

The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.88% in the first three months of 2004, versus 5.17% in the first three months of 2003. The decrease in margin reflects the repricing of earning assets. The margin, in terms of amount, should increase over the next quarter reflecting the Quincy State Bank acquisition and a shift in earning asset mix.

Provisions for Loan Losses
--------------------------

The provision for loan losses of $961,000 for the quarter was slightly higher than the first quarter of 2003 due to an increase in net charge-offs.

Net charge-offs totaled $977,000, or .29% of average loans for the quarter compared to $837,000, or .26% for the first quarter of 2003. Net charge-offs remain at historically low levels.

Charge-off activity for the respective periods is set forth below:

                                               Three Months Ended
                                                    March 31,
                                              --------------------
(Dollars in Thousands)                         2004          2003
------------------------------------------------------------------
CHARGE-OFFS
Commercial, Financial and Agricultural        $  167        $  142
Real Estate - Construction                         -             -
Real Estate - Commercial Mortgage                 39             -
Real Estate - Residential                         83            19
Consumer                                       1,047           887
                                              ------        ------
  Total Charge-offs                            1,336         1,048
                                              ------        ------

RECOVERIES
Commercial, Financial and Agricultural            12            14
Real Estate - Construction                         -             -
Real Estate - Commercial Mortgage                  -             -
Real Estate - Residential                          -             -
Consumer                                         347           197
                                              ------        ------
  Total Recoveries                               359           211
                                              ------        ------

Net Charge-offs                               $  977        $  837
                                              ======        ======

Net Charge-Offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                      .29%          .26%
                                              ======        ======

Noninterest Income
------------------

Noninterest income declined $64,000, or .65%, from the first quarter of 2003 due primarily to lower mortgage banking revenues. This decline was partially offset by higher fees for trust services, data processing, and other income. Noninterest income represented 33.6% of operating revenue for the first quarter of 2004, compared to 33.0% for the first quarter of 2003.

Service charges on deposit accounts declined $23,000, or .58%, from the comparable period in 2003. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The decline is due to slightly lower monthly service charge fees, overdraft fees, and account analysis fees, offset by a lower level of deposit account charge-offs. Management anticipates that planned revisions to deposit account fees during the second quarter and the recent integration of Quincy State Bank will have a favorable impact on service charge revenues for the remainder of the year.

Data processing revenues of $633,000 for the first quarter of 2004 reflect an increase of $75,000, or 13.4%, over the comparable period in 2003. The Company currently provides data processing services for six financial clients and contract processing services for four non-financial clients. During both the first quarter of 2004 and 2003, financial clients represented approximately 63.0% of total processing revenues. Management believes quarterly revenues for the remainder of 2004 will remain consistent with the revenues generated in the first quarter of 2004.

Income from asset management activities increased $136,000, or 22.5%, over the comparable quarter in 2003. This increase is due primarily to new business generated in existing markets. At March 31, 2004, assets under management totaled $631.5 million, representing an increase of $295.9 million, or 88.1% from the comparable period in 2003. The recent acquisition of trust accounts from Synovus Trust Company added an additional $216.0 million (as of March 31, 2004) in managed trust assets and is expected to enhance trust service fees for the remainder of the year.

Mortgage banking revenues declined $650,000, or 48.4%, over the comparable quarter in 2003. Revenues were below expectations, reflecting a slow-down in residential lending markets, which occurred during the latter part of the fourth quarter and has continued through the first quarter of 2004. This declining trend stabilized in March as production improved consistent with management expectations and the residential pipeline increased 70% over year-end. With the residential pipeline growing, management expects mortgage revenues to improve in the second quarter.

Other income increased $409,000, or 11.8%, over the comparable quarter of 2003 driven primarily by a $190,000 increase in merchant fees and a $233,000 gain on sale of other real estate.

Noninterest income as a percent of average assets was 2.16% for the first quarter of 2004, compared to 2.21% for the first quarter of 2003. This decline is due primarily to the decrease in mortgage banking revenues.

Noninterest Expense
-------------------

Noninterest expense in the first quarter of 2004 increased $1.6 million, or 8.5%, over the first quarter of 2003. Factors impacting the Company's noninterest expense during the first quarter of 2004 are discussed below.

Compensation expense increased $612,000, or 6.0%, over the first quarter of 2003. This increase is due primarily to higher associate salaries of $481,000, higher payroll taxes of $82,000, and higher pension plan expense of $122,000. The increase in associate salaries and payroll taxes is reflective of annual merit raises for associates. The higher pension plan expense is due primarily to a lower discount rate used for the 2004 expense projection.

Occupancy expense, including premises, furniture, fixtures and equipment increased $516,000, or 16.3%, over the first quarter of 2003. The Company experienced increases in depreciation of $133,000, maintenance and repairs of $161,000, premises rental of $72,000, and other FF&E expense of $133,000 from the comparable period in 2003. The increase in depreciation is primarily attributable to the addition of four new banking offices during 2003. Higher maintenance and repairs expense was driven by upgrades and repairs to existing banking offices and incremental expense incurred with the addition of four new banking offices during 2003. The increase in premises rental expenses is due primarily to the increase in the property lease for one banking office. Other FF&E expense increased due to higher software license expenses and noncapitalized FF&E expenses.

Other noninterest expense increased $519,000, or 8.5%, over the first quarter of 2003. The increase was primarily the result of higher professional fees of $382,000 and advertising expense of $126,000. Consulting projects, which may vary as to their magnitude and timing, led to higher professional fees. Advertising was within budgeted amounts for the first quarter of 2004, but reflects an increase over the first quarter of 2003 due to the timing of advertising efforts throughout the year.

Net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization) as a percent of average assets was 2.27% in the first quarter of 2004 compared to 1.96% in 2003. The Company's efficiency ratio (noninterest expense, excluding intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 68.06% in the first quarter 2004 compared to 60.96% for the comparable quarter in 2003. This unfavorable variance is due to the lower level of operating revenue and increase in noninterest expense.

Income Taxes
------------

The provision for income taxes decreased $1.1 million, or 30.9%, over the first quarter of 2003, reflecting lower taxable income and a decline in the effective tax rate. The Company's effective tax rate for the first quarter of 2004 was 33.9% compared to 36.2% for the same quarter in 2003. The decline in the effective tax rate is primarily attributable to a modification of the Company's tax structure enabling the Company to more effectively manage its tax position.

FINANCIAL CONDITION

Asset and liability balances include Quincy State Bank, which was acquired on March 19, 2004. The impact on average balances was not material due to the size of the acquisition and the limited time it was on the books during the first quarter.

The Company's average assets increased $33.8 million, or 1.9%, to $1.83 billion for the quarter-ended March 31, 2004 from $1.80 billion in the comparable quarter of 2003. Average earning assets of $1.6 billion increased $19.2 million, or 1.2%, from the comparable quarter of 2003 driven by a $68.0 million, or 5.3%, increase in average loans. Offsetting the increase in average loans were decreases in short-term investments of $21.4 million, or 17.5%, and investment securities of $27.4 million, or 13.5%. Table I on page 23 presents average balances for the three-month periods ended March 31, 2004 and 2003.

The increase in average loans was primarily driven by strong gains in the commercial and real estate loan (commercial mortgage and home equity) categories of $16.7 million, or 11.7%, and $48.2 million, or 5.4%, respectively. Loan growth was realized in all loan categories except residential 1-4 family which declined $15.5 million, or 4.5%, from the comparable period in 2003, primarily reflecting pay-offs due to refinancings in the current low interest rate environment. The first quarter ended with loans outstanding on budget.

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

The allowance for loan losses at March 31, 2004 was $13.7 million, an increase of $1.3 million over year-end 2003. The increase reflects the integration of acquired loan reserves from Quincy State Bank during the first quarter. At quarter-end 2004, the allowance represented 0.94% of total loans. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at March 31, 2004 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

The Company ended the first quarter of 2004 with approximately $84.3 million in average net overnight funds. This represents a decline of $25.0 million, or 22.9% from the 2003 level of $109.3 million. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2004, the average investment portfolio decreased $27.4 million, or 13.5%, from the first quarter of 2003. U.S. Agency, mortgage-backed, municipal, and corporate security balances declined by $57.4 million from the first quarter of 2003 offset by an increase in U.S. treasury balances of $30.0 million, reflecting the use of maturity proceeds to fund loan growth. Management will continue to evaluate the need to purchase securities for the investment portfolio throughout 2004, taking into consideration liquidity needed to fund planned loan growth and pledging requirements.

Securities are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 2004 and December 31, 2003, shareowners' equity included a net unrealized gain of $1.4 million.

The Company's nonperforming loans were $1.9 million at March 31, 2004, versus $2.6 million for the same period in 2003. As a percent of nonperforming loans, the allowance for loan losses represented 717% at March 31, 2004 versus 530% at December 31, 2003 and 485% at March 31, 2003. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.1 million at March 31, 2004, versus $5.0 million at December 31, 2003 and $1.2 million at March 31, 2003. The ratio of nonperforming assets as a percent of loans plus other real estate was .20% at March 31, 2004 compared to .54% at December 31, 2003 and .29% at March 31, 2003. The improvement in the ratio for the first quarter of 2004 reflects the resolution of one $3.9 million problem asset that resulted in a gain on the sale of real estate of $211,000.

Average total deposits increased $49.4 million from $1.4 billion in the first quarter of 2003, to $1.5 billion in the first quarter of 2004. The increase was driven by a $63.7 million increase in nonmaturity deposits and was partially offset by a $14.3 million decline in higher cost certificates of deposit which created a favorable shift in the deposit mix and a positive impact on the Bank's cost of funds.

The ratio of average noninterest bearing deposits to total deposits was 29.8% for the first quarter of 2004 compared to 27.7% for the first quarter of 2003. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 71.9% compared to 74.1%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances. The Company maintains a $25.0 million revolving line of credit. As of March 31, 2004, the Company had no borrowings under the revolving line of credit.

During the first quarter of 2004, the Company increased borrowings by $3.7 million due primarily to the assumption of $3.0 million in FLHB advances from the Quincy State Bank acquisition and $737,000 from the FHLB to match fund loan growth. In the first quarter of 2004, the Bank made scheduled FHLB advance payments totaling $563,000 and in March of 2004 repaid a $20 million advance from the FLHB with a rate of 2.22%. This advance originated during the third quarter of 2002, when $75 million was borrowed from the FHLB to fund growth in loan demand and the decline in certificates of deposit.

The Company's equity capital was $206.9 million as of March 31, 2004 compared to $202.8 million as of December 31, 2003. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.38% at March 31, 2004 compared to 9.51% at December 31, 2003. Further, the Company's risk-adjusted capital ratio of 11.09% at March 31, 2004 exceeds the 8.0% minimum requirement under risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first quarter of 2004 totaled $.1800 per share compared to $.136 per share for the first quarter of 2003, an increase of 32.4%. The dividend payout ratios for the first quarter ended 2004 and 2003 were 48.4% and 28.0%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At March 31, 2004, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2004, shareowners' equity increased $4.1 million, or 8.2%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $4.8 million and the issuance of common stock of $1.6 million. Equity was reduced by dividends paid during the first quarter of $2.4 million, or $.1800 per share and an increase in the net unrealized gain on available-for-sale securities of $30,000. At March 31, 2004, the Company's common stock had a book value of $15.54 per diluted share compared to $15.27 at December 31, 2003.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the first quarter of 2004. From March 30, 2000 through March 31, 2004, the Company repurchased 572,707 shares at an average purchase price of $19.18 per share.

Legal Developments

Prior to 2002, the Bank maintained relationships with a small number of Independent Service Organizations ("ISO"s) in connection with its card processing operations. Certain merchant clients of one ISO have alleged they are entitled to receive financial reserves placed with the ISO. The Bank is currently named as a co-defendant in one lawsuit brought against the ISO by a merchant. Management does not believe that the ultimate resolution of this lawsuit will have a material impact on the Company's financial position or results of operations. The Bank no longer maintains merchant service relationships with ISOs.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At March 31, 2004, the Company had $340.4 million in commitments to extend credit and $8.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the Federal Home Loan Bank, investment security maturities and the Company's credit facility provide a sufficient source of funds to meet these commitments.

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

Pension Assumptions: The Company has a trusteed defined benefit pension plan for the benefit of substantially all associates of the Company and its subsidiary. The Company's funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as "Salaries and Associate Benefits", is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Balance Sheets reflect a prepaid pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching anticipated Retirement Plan cash flows for a 30-year period to long-term corporate Aa-rated bonds and solving for the underlying rate of return which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized for 2004 is 6.25%.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized for 2004 is 8.0%.

The assumed rate of annual compensation increases of 5.5% in 2004 is based on expected trends in salaries and the associate base. This assumption is not expected to change materially in 2004.

Detailed information on components of the Company's net benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements.


TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                                             For Three Months Ended March 31,
                                            ------------------------------------------------------------------
                                                       2004                                    2003
                                            ---------------------------            ---------------------------
                                            Average             Average            Average             Average
                                            Balance   Interest    Rate             Balance   Interest    Rate
--------------------------------------------------------------------------------------------------------------
ASSETS
Loans, Net of Unearned Interest<F1><F2>   $1,357,206   $21,310    6.32%          $1,289,161   $22	,210    6.99%
Taxable Investment Securities                121,702       635    2.09%             138,646     1,180    3.41%
Tax-Exempt Investment Securities<F2>          54,274       822    6.06%              64,772       955    5.89%
Funds Sold                                   101,286       222    0.87%             122,708       352    1.15%
                                          ----------   -------    ----           ----------   -------    ----
   Total Earning Assets                    1,634,468    22,989    5.66%           1,615,287    24,697    6.20%
Cash & Due From Banks                         90,327                                 82,453
Allowance for Loan Losses                    (12,725)                               (12,619)
Other Assets                                 118,426                                111,536
                                          ----------                             ----------
      TOTAL ASSETS                        $1,830,496                             $1,796,657
                                          ==========                             ==========

LIABILITIES
NOW Accounts                              $  271,878   $   124    0.18%          $  262,618   $   202    0.31%
Money Market Accounts                        215,078       239    0.45%             214,539       420    0.79%
Savings Accounts                             115,985        28    0.10%             106,241        65    0.25%
Other Time Deposits                          420,501     2,003    1.92%             434,825     2,539    2.37%
                                          ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Deposits         1,023,442     2,394    0.94%           1,018,223     3,226    1.29%
Short-Term Borrowings                        104,406       287    1.11%             106,798       329    1.25%
Long-Term Debt                                47,023       497    4.25%              72,372       545    3.05%
                                          ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Liabilities      1,174,871     3,178    1.09%           1,197,393     4,100    1.39%
Noninterest Bearing Deposits                 433,718                                389,540
Other Liabilities                             15,512                                 19,308
                                          ----------                             ----------
     TOTAL LIABILITIES                     1,624,101                              1,606,241

SHAREOWNERS' EQUITY
Common Stock                                     133                                    106
Surplus                                       17,248                                 14,862
Other Comprehensive Income                     1,403                                  3,006
Retained Earnings                            187,611                                172,442
                                          ----------                             ----------
     TOTAL SHAREOWNERS' EQUITY               206,395                                190,416
                                          ----------                             ----------
     TOTAL LIABILITIES & EQUITY           $1,830,496                             $1,796,657
                                          ==========                             ==========

Net Interest Rate Spread                                          4.57%                                  4.81%
                                                                  ====                                   ====
Net Interest Income                                    $19,811                                $20,597
                                                       =======                                =======
Net Interest Margin                                               4.88%                                  5.17%
                                                                  ====                                   ====

<F1> Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $346,000 and $601,000, for the three months ended March 31, 2004 and 2003, respectively.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II. This table presents the Company's consolidated interest rate sensitivity position as of March 31, 2004 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II - FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS<F1>
Other Than Trading Portfolio

                                                          As of March 31, 2004
                            --------------------------------------------------------------------------------     Fair
(Dollars in Thousands)         Year 1     Year 2     Year 3      Year 4      Year 5      Beyond      Total       Value
------------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed Rate                $  207,109   $123,423   $ 70,774     $32,972     $16,115     $17,169  $  467,561  $  471,420
    Average Interest Rate        7.00%      7.19%      7.21%       7.40%       7.27%       7.67%       7.14%
  Floating Rate<F2>            693,275    151,780    124,710      13,804       4,449      10,225     998,243   1,006,383
    Average Interest Rate        5.54%      6.62%      6.37%       4.41%       6.30%       6.77%       5.81%
Investment Securities:<F3>
  Fixed Rate                   101,560     61,743     17,811       2,509       1,119       1,359     186,103     186,762
    Average Interest Rate        2.47%      2.68%      3.21%       4.71%       5.73%       6.01%       2.69%
  Floating Rate                  2,660          -          -           -           -           -       2,660       2,660
    Average Interest Rate        4.30%          -          -           -           -           -       4.30%
Other Earning Assets:
  Floating Rates                90,469          -          -           -           -           -      90,469      90,469
    Average Interest Rate        0.93%          -          -           -           -           -       0.93%
Total Financial Assets      $1,095,074   $336,946   $213,295     $49,285     $26,683     $28,753  $1,745,036  $1,757,694
    Average Interest Rate        4.91%      6.11%      6.39%       6.42%       6.99%       6.89%       5.42%

Deposits:<F4>
  Fixed Rate Deposits       $  353,473   $ 57,171   $ 23,859     $ 8,279     $ 1,535           3  $  444,320  $  447,974
    Average Interest Rate        1.61%      2.65%      3.05%       3.49%       2.68%       4.75%       1.86%
  Floating Rate Deposits       645,115          -          -           -           -           -     645,115     645,115
    Average Interest Rate        0.26%          -          -           -           -           -       0.26%
Other Interest Bearing Liabilities
  Fixed Rate Debt                4,479     19,480      3,702       2,799       2,580      16,910      49,950      51,426
    Average Interest Rate        4.34%      3.35%      4.25%       4.63%       4.66%       4.88%       4.16%
  Floating Rate Debt           112,343          -          -           -           -           -     112,343     112,343
    Average Interest Rate        0.54%          -          -           -           -           -       0.54%
Total Financial Liabilities $1,115,409   $ 76,651   $ 27,562     $11,077     $ 4,116     $16,913  $1,251,728  $1,256,858
    Average interest Rate        1.04%      2.83%      3.21%       3.78%       3.92%       4.88%       1.29%

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

(B) Reports on Form 8-K

On January 13, 2004, the Company furnished an 8-K to report the issuance of a press release to announce an agreement and plan of merger, by and among the Company, Capital City Bank, Synovus Financial Corp., and Quincy State Bank.

On January 29, 2004, the Company furnished an 8-K to report the issuance of a press release to announce the earnings for the year-ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/s/ J. Kimbrough Davis
--------------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  May 10, 2004

??




29

28