Form 10-Q
period 2004-06-30
CAPITAL CITY BANK GROUP INC
filed 2004-08-09
CIK 726601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                     For the Quarterly Period Ended:
                               June 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]    No [ ]


At July 31, 2004, 13,281,707 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                         CAPITAL CITY BANK GROUP, INC.

                               FORM 10-Q INDEX

ITEM         PART I. FINANCIAL INFORMATION                        PAGE NUMBER

1.           Consolidated Financial Statements                          3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations             13

3.           Quantitative and Qualitative Disclosures
             About Market Risk                                         25

4.           Controls and Procedures                                   27

ITEM         PART II. OTHER INFORMATION

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                          28

5.           Other Information                                 Not Applicable

6.           Exhibits and Reports on Form 8-K                          29

Signatures                                                             29





INTRODUCTORY NOTE

This Report and other Company communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                CAPITAL CITY BANK GROUP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                FOR THE PERIODS ENDED JUNE 30
                                         (Unaudited)
                      (Dollars in Thousands, Except Per Share Data)

                                     THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                     --------------------------  ------------------------
                                          2004        2003          2004        2003
-----------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans               $22,922     $22,126       $44,194     $44,290
Investment Securities:
   U.S. Treasury                             224         150           452         286
   U.S. Govt. Agencies and Corporations      462         628           791       1,494
   States and Political Subdivisions         482         610         1,023       1,240
   Other Securities                           59         151           136         329
Funds Sold                                   116         332           339         685
                                         -------     -------       -------     -------
       Total Interest Income              24,265      23,997        46,935      48,324

INTEREST EXPENSE
Deposits                                   2,385       3,053         4,779       6,280
Short-Term Borrowings                        249         340           536         669
Long-Term Debt                               587         501         1,084       1,045
                                         -------     -------       -------     -------
       Total Interest Expense              3,221       3,894         6,399       7,994
                                         -------     -------       -------     -------
Net Interest Income                       21,044      20,103        40,536      40,330
Provision for Loan Losses                    580         886         1,541       1,665
                                         -------     -------       -------     -------
Net Interest Income After Provision
  for Loan Losses                         20,464      19,217        38,995      38,665
                                         -------     -------       -------     -------

NONINTEREST INCOME
Service Charges on Deposit Accounts        4,427       4,074         8,371       8,041
Data Processing                              703         611         1,336       1,169
Asset Management Fees                        950         650         1,691       1,255
Gain on Sale of Investment Securities         19          12            19          23
Mortgage Banking Revenues                    986       1,540         1,680       2,885
Other                                      3,946       3,541         7,815       7,001
                                         -------     -------       -------     -------
       Total Noninterest Income           11,031      10,428        20,912      20,374
                                         -------     -------       -------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits           10,809       9,766        21,549      19,895
Occupancy, Net                             1,749       1,510         3,366       2,879
Furniture and Equipment                    1,977       1,874         4,040       3,669
Conversion/Merger Expense                      4           -            46           -
Other                                      7,062       6,366        13,675      12,502
                                         -------     -------       -------     -------
       Total Noninterest Expense          21,601      19,516        42,676      38,945
                                         -------     -------       -------     -------

Income Before Income Taxes                 9,894      10,129        17,231      20,094
Income Taxes                               3,451       3,689         5,941       7,293
                                         -------     -------       -------     -------

NET INCOME                               $ 6,443     $ 6,440       $11,290     $12,801
                                         =======     =======       =======     =======

Basic Net Income Per Share               $   .48     $   .49       $   .85     $   .97
                                         =======     =======       =======     =======
Diluted Net Income Per Share             $   .48     $   .49       $   .85     $   .97
                                         =======     =======       =======     =======
Cash Dividends Per Share                 $ .1800     $ .1700       $ .3600     $ .3060
                                         =======     =======       =======     =======
Basic Average Shares Outstanding      13,274,451  13,209,124    13,268,272  13,208,999
                                      ==========  ==========    ==========  ==========
Diluted Average Shares Outstanding    13,277,202  13,254,886    13,271,090  13,254,761
                                      ==========  ==========    ==========  ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                        (Unaudited)
                         (Dollars In Thousands, Except Share Data)

                                                       June 30,         December 31,
                                                         2004               2003
------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                               $   97,154         $   93,140
Funds Sold                                               107,399            125,452
                                                      ----------         ----------
  Total Cash and Cash Equivalents                        204,553            218,592

Investment Securities, Available-for-Sale                183,732            181,734

Loans, Net of Unearned Interest                        1,521,497          1,341,632
  Allowance for Loan Losses                              (13,657)           (12,429)
                                                      ----------         ----------
    Loans, Net                                         1,507,840          1,329,203

Premises and Equipment, Net                               56,263             54,011
Intangibles                                               40,608             25,792
Other Assets                                              33,834             37,170
                                                      ----------         ----------
      Total Assets                                    $2,026,830         $1,846,502
                                                      ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                        $  520,118         $  455,550
  Interest Bearing Deposits                            1,092,618          1,018,655
                                                      ----------         ----------
    Total Deposits                                     1,612,736          1,474,205

Short-Term Borrowings                                    127,012            108,184
Long-Term Debt                                            58,427             46,475
Other Liabilities                                         18,934             14,829
                                                      ----------         ----------
      Total Liabilities                                1,817,109          1,643,693

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                     -                  -
Common Stock, $.01 par value, 90,000,000
  shares authorized; 13,274,585 shares outstanding
  at June 30, 2004 and 13,236,462 outstanding at
  December 31, 2003                                          133                132
Additional Paid-In Capital                                17,922             16,157
Retained Earnings                                        191,645            185,134
Accumulated Other Comprehensive Income, Net of Tax            21              1,386
                                                      ----------         ----------
      Total Shareowners' Equity                          209,721            202,809
                                                      ----------         ----------
        Total Liabilities and Shareowners' Equity     $2,026,830         $1,846,502
                                                      ==========         ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              CAPITAL CITY BANK GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                       (Unaudited)
                                 (Dollars in Thousands)

                                                            2004            2003
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $ 11,290        $ 12,801
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                1,541           1,665
    Depreciation                                             2,584           2,327
    Net Securities Amortization                              1,229           1,070
    Amortization of Intangible Assets                        1,729           1,621
    Gains on Sale of Investment Securities                     (19)            (23)
    Non-Cash Compensation                                    1,625             334
    Net Decrease in Other Assets                             4,940           1,817
    Net Increase (Decrease) in Other Liabilities             4,167          (1,369)
                                                          --------        --------
Net Cash Provided By Operating Activities                   29,086          20,243
                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale                  87,296          54,166
Purchase of Investment Securities Available-for-Sale       (76,484)        (46,555)
Net Increase in Loans                                      (92,296)        (49,520)
Net Cash Used In Acquisition                               (18,055)              -
Purchase of Premises & Equipment                            (3,686)         (6,563)
Sales of Premises & Equipment                                  861               1
                                                          --------        --------
Net Cash Used In Investing Activities                     (102,364)        (48,471)
                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                    36,097          64,377
Net Increase (Decrease) in Short-Term Borrowings            18,828         (32,372)
Borrowing of Long-Term Debt                                  9,737           6,891
Repayment of Long-Term Debt                                   (785)           (646)
Dividends Paid                                              (4,779)         (4,042)
Issuance of Common Stock                                       141             422
                                                          --------        --------
Net Cash Provided By Financing Activities                   59,239          34,630
                                                          --------        --------

Net (Decrease) Increase in Cash and Cash Equivalents       (14,039)          6,402
Cash and Cash Equivalents at Beginning of Period           218,592         260,759
                                                          --------        --------
Cash and Cash Equivalents at End of Period                $204,553        $267,161
                                                          ========        ========

Supplemental Disclosure:
  Interest Paid on Deposits                               $  4,815        $  6,591
                                                          ========        ========
  Interest Paid on Debt                                   $  1,615        $  1,692
                                                          ========        ========
  Transfer of Loans to ORE                                $    846        $    628
                                                          ========        ========
  Income Taxes Paid                                       $  2,148        $  9,496
                                                          ========        ========
  Issuance of Common Stock as Non-Cash Compensation       $  1,625        $    334
                                                          ========        ========
  Transfer of Current Portion of Long-Term Debt to
    Short-Term Borrowings                                 $      -        $ 20,326
                                                          ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Prior period financial statements have been reformatted and/or had amounts reclassified, as necessary, to conform with the current presentation.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003.

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

Stock-based Compensation
------------------------

As of June 30, 2004, the Company had three stock-based compensation plans, consisting of the Associate Stock Incentive Plan ("AIP"), the Associate Stock Purchase Plan ("ASPP") and the Director Stock Purchase Plan ("DSPP"). Pursuant to the AIP, the Company executed an executive incentive stock option arrangement effective January 1, 2004. As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. Therefore, the cost related to stock-based associate compensation included in the determination of net income for 2003 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and APB 25, the differences in what instruments are considered non-compensatory, and the fact that awards granted prior to January 1, 2003 were accounted for under APB 25. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2004 as all awards have grant dates after January 1, 2003.


                                              THREE MONTHS ENDED JUNE 30  SIX MONTHS ENDED JUNE 30
                                              --------------------------  ------------------------
(Dollars in Thousands, Except Per Share Data)     2004        2003           2004        2003
--------------------------------------------------------------------------------------------------
Net income, as reported                          $6,443      $6,440        $11,290     $12,801

Add: Stock-based employee
  compensation  expense included
  in reported net income, net of
  related tax effects                                98          80            180         221

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                       (98)       (132)          (180)       (229)
                                                 ------      ------        -------     -------
Pro forma net income                             $6,443      $6,388        $11,290     $12,793
                                                 ------      ------        -------     -------

Earnings per share:
  Basic-as reported                              $  .48      $  .49        $   .85     $   .97
                                                 ------      ------        -------     -------
  Basic-pro forma                                $  .48      $  .48        $   .85     $   .97
                                                 ------      ------        -------     -------

  Diluted-as reported                            $  .48      $  .49        $   .85     $   .97
                                                 ------      ------        -------     -------
  Diluted-pro forma                              $  .48      $  .48        $   .85     $   .97
                                                 ------      ------        -------     -------


(2) ACQUISITIONS

On March 19, 2004, the Company's subsidiary, Capital City Bank, completed its merger with Quincy State Bank , a subsidiary of Synovus Financial Corp. Results of Quincy State Bank's operations have been included in the Company's consolidated financial statements since March 20, 2004. Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. The transaction was accounted for as a purchase and resulted in approximately $15.4 million of intangible assets, including approximately $13.0 million in goodwill and a core deposit intangible of $2.4 million. The core deposit intangible is being amortized over a 7-year period.

The information below lists the consolidated assets and liabilities of Quincy State Bank as of March 19, 2004, along with the consideration paid:

(Dollars in Thousands)                     Quincy State Bank
------------------------------------------------------------
Cash and Due From Banks                        $  2,295
Funds Sold                                        6,949
                                               --------
   Total Cash and Cash Equivalents                9,244
Investment Securities, Available-for-Sale        16,150
Loans, Net of Unearned Interest                  88,727
Intangible Asset                                 14,915
Other Assets                                      2,498
                                               --------
Total Assets                                   $131,534

Total Deposits                                 $102,434
Long-Term Debt                                    3,000
                                               --------
Total Liabilities                              $105,434

Consideration Paid to Quincy State Bank
   Shareowners                                 $ 26,100
                                               ========

The following unaudited pro forma financial information for the three and six months ended June 30, 2004 and 2003 presents the consolidated operations of the Company as if the Quincy State Bank acquisition had been made on January 1, 2003. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Quincy State Bank been consummated on this earlier date, and do not project the Company's results of operations for any future period:



(Dollars in Thousands,       For 36 Months Ended June 30,   For 6 Months Ended June 30,
 Except Per Share Data)           2004          2003            2004          2003
--------------------------------------------------------------------------------------
Interest Income                 $24,265       $25,752         $48,404       $51,877
Interest Expense                  3,221         4,234           6,604         8,693
                                -------       -------         -------       -------
Net Interest Income              21,044        21,518          41,800        43,184
Provision for Loan Losses           580           931           1,571         1,755
                                -------       -------         -------       -------
Net Interest Income After
  Provision for Loan Losses      20,464        20,587          40,229        41,429
Noninterest Income               11,031        10,883          21,252        21,183
Noninterest Expense              21,601        20,542          43,498        41,002
                                -------       -------         -------       -------
Income Before Income Taxes        9,894        10,928          17,983        21,609
Income Taxes                      3,451         4,134           6,204         8,052
                                -------       -------         -------       -------
Net Income                      $ 6,443       $ 6,794         $11,779       $13,558
                                =======       =======         =======       =======

Basic Net Income Per Share      $   .48       $   .51         $   .89       $  1.03
                                =======       =======         =======       =======
Diluted Net Income Per Share    $   .48       $   .51         $   .89       $  1.02
                                =======       =======         =======       =======


On March 19, 2004, the Company completed its purchase of fiduciary assets from Synovus Trust Company for $2.0 million. This purchase is subject to a $800,000 earn-out agreement and, as a result, a $1.2 million intangible was recorded with the balance, to the extent earned, to be recorded in the fourth quarter of 2004. This intangible is being amortized over a 10-year period.

During the fourth quarter of 2004, the Company plans to complete its acquisition of the Farmers and Merchants Bank in Dublin, Georgia, a $411 million asset institution with three offices in Laurens County. The purchase price is $66.6 million, payable in a combination of cash and stock. Farmers and Merchants Bank shareowners will receive $666.50 in cash and an equivalent value in CCBG common stock for each of the 50,000 shares issued and outstanding.

(3)  INVESTMENT SECURITIES

The carrying value and related market value of investment securities at June 30, 2004 and December 31, 2003 were as follows (dollars in thousands):


                                                        June 30, 2004
                                         -------------------------------------------
                                         Amortized  Unrealized  Unrealized   Market
Available-For-Sale                         Cost       Gains       Losses      Value
------------------------------------------------------------------------------------
U.S. Treasury                            $ 46,386     $   15      $  255    $ 46,146
U.S. Govt. Agencies and Corporations       65,502         36         571      64,967
States and Political Subdivisions          52,301        809         115      52,995
Mortgage-Backed Securities                 13,765        236          94      13,907
Other Securities                            5,717          -           -       5,717
                                         --------     ------      ------    --------
     Total                               $183,671     $1,096      $1,035    $183,732
                                         ========     ======      ======    ========


                                                      December 31, 2003
                                         -------------------------------------------
                                         Amortized  Unrealized  Unrealized   Market
Available-For-Sale                         Cost       Gains       Losses      Value
------------------------------------------------------------------------------------
U.S. Treasury                            $ 78,498     $  105      $    1    $ 78,602
U.S. Govt. Agencies and Corporations       26,862        133           -      26,995
States and Political Subdivisions          55,641      1,511           -      57,152
Mortgage-Backed Securities                 11,618        427           -      12,045
Other Securities                            6,927         13      $    -       6,940
                                         --------     ------      ------    --------
     Total                               $179,546     $2,189      $    1    $181,734
                                         ========     ======      ======    ========

(4)  LOANS

The composition of the Company's loan portfolio at June 30, 2004 and December 31, 2003 was as follows (dollars in thousands):

                                          June 30, 2004     December 31, 2003
                                          -------------     -----------------
Commercial, Financial and Agricultural     $  187,530          $  160,048
Real Estate-Construction                      108,422              89,149
Real Estate-Commercial Mortgage               466,437             391,250
Real Estate-Residential                       345,305             327,212
Real Estate-Home Equity                       133,729             116,810
Real Estate-Loans Held-for-Sale                 3,612               4,240
Consumer                                      243,890             233,395
Other Loans<F1>                                32,572              19,528
                                           ----------          ----------
   Loans, Net of Unearned Interest         $1,521,497          $1,341,632
                                           ==========          ==========

<F1> Consists primarily of loans-in-process.

(5)  ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30, 2004 and 2003, is as follows (dollars in thousands):


                                                    June 30,
                                             ----------------------
                                               2004          2003
                                             --------      --------
Balance, Beginning of Period                 $12,429       $12,495
Provision for Loan Losses                      1,541         1,665
Recoveries on Loans Previously Charged-Off       892           447
Loans Charged-Off                             (2,518)       (2,173)
Acquired Reserves                              1,313             -
                                             -------       -------
Balance, End of Period                       $13,657       $12,434
                                             =======       =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):


                                                               June 30,
                                             -------------------------------------------
                                                     2004                   2003
                                             --------------------   --------------------
                                                        Valuation              Valuation
Impaired Loans:                              Balance    Allowance   Balance    Allowance
                                             --------------------   --------------------
With Related Credit Allowance                 $  989      $481       $  878      $453
Without Related Credit Allowance               1,912         -        1,668         -
Average Recorded Investment for the Period     3,380         *        3,088         *

* Not Applicable


The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the six month period ended June 30, 2004 and 2003, the Company recognized $18,000 and $5,000, respectively, in interest income on impaired loans, all of which was collected in cash.

(6)  DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2004 and December 31, 2003 was as follows (dollars in thousands):

                                       June 30, 2004    December 31, 2003
                                       -------------    -----------------
NOW Accounts                            $  320,460         $  276,934
Money Market Accounts                      214,815            207,934
Savings Deposits                           130,822            110,834
Other Time Deposits                        426,521            422,953
                                        ----------         ----------
  Total Interest Bearing Deposits       $1,092,618         $1,018,655
                                        ==========         ==========

(7)  INTANGIBLE ASSETS

The Company had intangible assets of $40.6 million and $25.8 million at June 30, 2004 and December 31, 2003, respectively. Intangible assets were as follows (dollars in thousands):


                                     June 30, 2004               December 31, 2003
                                -----------------------       -----------------------
                                Gross      Accumulated        Gross      Accumulated
                                Amount     Amortization       Amount     Amortization
                                -------    ------------       -------    ------------
Core Deposit Intangibles        $36,149      $16,363          $33,752      $14,640
Goodwill                         23,442        3,786           10,466        3,786
Other                             1,200           34                -            -
                                -------      -------          -------      -------
  Total Intangible Assets       $60,791      $20,183          $44,218      $18,426
                                =======      =======          =======      =======



Net Core Deposit Intangibles: As of June 30, 2004 and December 31, 2003, the Company had net core deposit intangibles of $19.8 million and $19.1 million, respectively. Amortization expense for the first half of 2004 and 2003 was $1.7 million and $1.6 million, respectively.

Goodwill: As of June 30, 2004 and December 31, 2003, the Company had goodwill, net of accumulated amortization, of $19.7 million and $6.7 million, respectively. The increase in goodwill is due to the acquisition of Quincy State Bank in March 2004. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142.

Other: As of June 30, 2004, the Company had a customer relationship intangible, net of accumulated amortization, of $1.2 million. This intangible was booked as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first half of 2004 was $34,000. Estimated annual amortization expense is $120,000 based on use of a 10 year useful life.


(8)  EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             ------------------      ------------------
(Dollars in Thousands)                        2004        2003        2004        2003
---------------------------------------------------------------------------------------
Discount rate                                 6.25%       6.75%       6.25%       6.75%
Long-term rate of return on assets            8.00%       8.25%       8.00%       8.25%

Service cost                                 $  950      $  826      $1,900      $1,651
Interest cost                                   725         642       1,450       1,285
Expected return on plan assets                 (675)       (542)     (1,350)     (1,084)
Transition obligation/(asset) amortization        -           1           -           1
Prior service cost amortization                  50          54         100         108
Net loss/(gain) amortization                    300         282         600         564
                                             ------      ------      ------      ------
Net periodic benefit cost                    $1,350      $1,263      $2,700      $2,525
                                             ======      ======      ======      ======

The components of the net periodic benefit costs for the Company's Supplemental Executive Retirement Plan ("SERP") were as follows:

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             ------------------      ------------------
 (Dollars in Thousands)                        2004        2003        2004        2003
---------------------------------------------------------------------------------------
Discount rate                                 6.25%       6.75%       6.25%       6.75%
Long-term rate of return on assets             N/A         N/A         N/A         N/A

Service cost                                  $ 48         $20        $ 96        $ 40
Interest cost                                   65          28         129          56
Expected return on plan assets                 N/A         N/A         N/A         N/A
Transition obligation/(asset) amortization       -           -           -           -
Prior service cost amortization                 30          15          61          30
Net loss/(gain) amortization                   (18)        (11)        (36)        (22)
                                              ----         ---        ----        ----
Net periodic benefit cost                     $125         $52        $250        $104
                                              ====         ===        ====        ====



(9)  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. The Company's comprehensive income
(loss) consists of net income (loss) and changes in unrealized gains on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities are reported as other comprehensive income (loss) and totaled $(1.4 million) for both the three and six months ended June 30, 2004, and $(92,000) and $(577,000), respectively, for the three and six months ended June 30, 2003. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the six months ended June 30, 2004 and 2003.

(10)  SUBSEQUENT EVENT

On July 30, 2004, Capital City Bank Group, Inc.'s wholly-owned banking subsidiary, Capital City Bank, entered into an agreement with Elan Financial Services, a subsidiary of Minneapolis-based U.S. Bancorp. The agreement provides for Capital City Bank to sell its portfolio of credit card receivables to Elan and for Elan to provide additional credit card services to Capital City Bank. As part of the arrangement, Capital City Bank will continue to issue and support credit card products and services, and Elan will enable Capital City to offer a bankcard with enhanced features. The transaction closed August 5, 2004, and is expected to generate an after-tax gain of approximately $4.2 million for Capital City. The credit card portfolio sold to Elan has approximately 22,000 accounts and $22.7 million in receivables.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                                 2004                                2003                                2002
                       ----------------------  ----------------------------------------------  ----------------------
                          Second      First       Fourth      Third      Second       First      Fourth       Third
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Summary of Operations:
  Interest Income      $   24,265  $   22,670  $   23,022  $   23,484  $   23,997  $   24,327  $   25,272  $   25,555
  Interest Expense          3,221       3,178       3,339       3,506       3,894       4,099       4,667       4,946
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      21,044      19,492      19,683      19,978      20,103      20,227      20,605      20,609
    Provision for
    Loan Losses               580         961         850         921         886         779         863         992
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        20,464      18,531      18,833      19,057      19,217      19,448      19,742      19,617
  Noninterest Income       11,031       9,881      10,614      10,952      10,428       9,945      10,898       8,810
  Conversion/
    Merger Expense              4          42           -           -           -           -          59           -
  Noninterest Expense      21,597      21,033      20,593      20,184      19,516      19,428      20,191      19,400
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes            9,894       7,337       8,854       9,825      10,129       9,965      10,390       9,027
  Provision for
    Income Taxes            3,451       2,490       2,758       3,529       3,689       3,604       3,668       3,226
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    6,443  $    4,847  $    6,096  $    6,296  $    6,440  $    6,361  $    6,722  $    5,801
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   21,333  $   19,811  $   20,020  $   20,332  $   20,456  $   20,597  $   21,006  $   21,026

Per Common Share:
  Net Income Basic     $      .48  $      .37  $      .47  $      .47  $      .49  $      .48  $      .51  $      .44
  Net Income Diluted          .48         .37         .46         .47         .49         .48         .51         .44
  Dividends Declared         .180        .180        .180        .170        .170        .136        .136        .122
  Diluted Book Value        15.80       15.54       15.27       15.00       14.73       14.42       14.08       13.75
  Market Price:
    High                    43.15       45.55       46.83       40.93       36.43       32.32       32.04       29.55
    Low                     35.50       39.05       36.62       35.00       29.74       26.81       22.26       22.32
    Close                   39.59       41.25       45.99       38.16       36.08       31.29       31.35       26.45

Selected Average
Balances:
  Loans                $1,491,142  $1,357,206  $1,329,673  $1,336,139  $1,316,705  $1,289,161  $1,292,892  $1,266,591
  Earning Assets        1,721,655   1,634,468   1,636,269   1,634,689   1,612,133   1,615,287   1,591,535   1,511,485
  Assets                1,929,485   1,830,496   1,819,552   1,816,005   1,786,991   1,796,657   1,762,174   1,678,620
  Deposits              1,538,630   1,457,160   1,451,095   1,451,879   1,415,798   1,407,763   1,404,818   1,388,396
  Shareowners' Equity     210,211     206,395     201,939     199,060     194,781     190,416     185,412     180,910
  Common Equivalent
    Average Shares:
      Basic                13,274      13,262      13,223      13,221      13,209      13,207      13,189      13,189
      Diluted              13,277      13,286      13,265      13,260      13,255      13,253      13,238      13,238

Ratios:
  ROA                       1.34%       1.06%       1.33%       1.38%       1.45%       1.44%       1.51%       1.37%
  ROE                      12.33%       9.45%      11.98%      12.55%      13.26%      13.55%      14.38%      12.72%
  Net Interest
    Margin (FTE)            4.99%       4.88%       4.85%       4.94%       5.09%       5.17%       5.24%       5.52%
  Efficiency Ratio         63.87%      68.06%      64.58%      61.93%      60.57%      60.96%      60.75%      62.31%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.
The MD&A is divided into subsections entitled "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Legal Developments," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2004 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG" or the "Company." Capital City Bank and its subsidiaries are referred to as "CCB" or the "Bank."

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

   * Worldwide political and social unrest, including acts of war and terrorism;

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

The Company is headquartered in Tallahassee, Florida and as of June 30, 2004 had 57 banking offices, five residential lending offices, 73 ATMs and 11 Bank 'N Shop locations in Florida, Georgia and Alabama.

On May 13, 2004, the Company announced the signing of a definitive agreement to acquire Farmers and Merchants Bank in Dublin, Georgia, a $411 million asset institution with three offices in Laurens County. The purchase price is $66.6 million, payable in a combination of cash and stock. The acquisition, which is subject to regulatory approval and the approval of Farmers and Merchants Bank's shareowners, is scheduled to close in the fourth quarter of 2004.

RESULTS OF OPERATIONS

Net Income
----------

Earnings for the three and six months ended June 30, 2004 were $6.4 million, or $0.48 per diluted share, and $11.3 million, or $0.85 per diluted share, respectively. This compares to $6.4 million, or $0.49 per diluted share, and $12.8 million, or $0.97 per diluted share in 2003.

Growth in operating revenues (defined as net interest income plus noninterest income) of 5.1% and 1.2% over the comparable three and six month periods in 2003, respectively, was offset by higher expense levels, reflecting the addition of three new offices in the second half of 2003 and the acquisition of Quincy State Bank in the first quarter of 2004. Growth in operating revenues was driven by higher net interest income and noninterest income.
Net interest income increased 4.7% and .51%, respectively, on a dollar basis, for the three and six month periods due primarily to lower interest expense. Growth in noninterest income resulted from higher deposit and asset management fees, and other income. A condensed earnings summary is presented below.



                                     Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                     ------------------       -----------------
(Dollars in Thousands)                  2004      2003          2004      2003
-------------------------------------------------------------------------------
Interest and Dividend Income          $24,265   $23,997       $46,936   $48,323
Taxable-Equivalent Adjustment<F1>         289       353           607       723
                                      -------   -------       -------   -------
Interest Income (FTE)                  24,554    24,350        47,543    49,046
Interest Expense                        3,221     3,894         6,400     7,994
                                      -------   -------       -------   -------
Net Interest Income (FTE)              21,333    20,456        41,143    41,052
Provision for Loan Losses                 580       886         1,541     1,665
Taxable Equivalent Adjustment             289       353           607       723
                                      -------   -------       -------   -------
Net Int. Inc. After Provision          20,464    19,217        38,995    38,664
Noninterest Income                     11,031    10,428        20,912    20,373
Merger/Conversion Expense                   4         -            46         -
Noninterest Expense                    21,597    19,516        42,630    38,943
                                      -------   -------       -------   -------
Income Before Income Taxes              9,894    10,129        17,231    20,094
Income Taxes                            3,451     3,689         5,941     7,293
                                      -------   -------       -------   -------
Net Income                            $ 6,443   $ 6,440       $11,290   $12,801
                                      =======   =======       =======   =======

Percent Change<F2>                       .05%    18.21%       (11.80)%   21.23%

Return on Average Assets<F3>            1.34%     1.45%         1.21%     1.44%

Return on Average Equity<F3>           12.33%    13.26%        10.90%    13.40%

<F1> Computed using a statutory tax rate of 35%
<F2> From Prior Comparable Period
<F3> Annualized




Net Interest Income
-------------------
Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Second quarter of 2004 taxable-equivalent net interest income increased $877,000, or 4.3%, over the comparable quarter in 2003. During the first half of 2004, taxable-equivalent net interest income increased $91,000, or 0.2%, over the first half of 2003. The favorable impact of lower funding costs, an improved earning asset mix and the recent bank acquisition was partially offset by declining asset yields attributable to the low interest rate environment. Table I on page 24 provides a comparative analysis of the Company's average balances and interest rates.

For the three months period ended June 30, 2004, taxable-equivalent interest income increased $204,000 or 0.8%, over the comparable period in 2003. During the first half of 2004, taxable-equivalent interest income decreased $1.5 million, or 3.1%, respectively, over the comparable period in 2003. During the second quarter of 2004, growth in earning assets resulting from strong loan demand and the recent acquisition of Quincy State Bank offset the lower yields attributable to the low rate environment. New loan production and repricing of existing earning assets produced a 63 basis point reduction in the yield on earning assets, which declined from 6.06% for the second quarter in 2003 to 5.74% for the same period in 2004. The Federal Reserve increased interest rates slightly during the second quarter of 2004 which will start to have a minimal impact on new production and repricing. Repricing of existing assets and new production (at current rate levels) will continue to put pressure on earning asset yields.

Interest expense for the three and six month periods ended June 30, 2004 declined $673,000, or 17.3% and $1.6 million, or 19.9%, respectively, from the comparable prior year periods. The favorable variances were primarily attributable to lower rates and were further enhanced by a favorable shift in mix (i.e. increase in noninterest bearing deposits). The average rate paid on interest bearing liabilities in 2004 declined 29 basis points over first half of 2003, to a level of 1.07%.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.77% in the first half of 2003 to 4.63% in the comparable period of 2004.

The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.93% in the first half of 2004, versus 5.13% in the first half of 2003. The reduction in both the spread and margin reflects the lower yields. The margin percentage may continue to decline slightly over the next quarter as historically low interest rates continue to prevail.

Provision for Loan Losses
-------------------------

The provision for loan losses was $580,000 and $1.5 million, respectively, for the three and six month periods ended June 30, 2004, compared to $886,000 and $1.7 million for the same periods in 2003. The provision decrease in the first half of 2004 reflects a lower level of net charge-offs between comparable periods.

Net charge-offs totaled $649,000, or .18% of average loans for the quarter compared to $889,000, or .27% for the second quarter of 2003. The primary reason for the decrease in net charge-offs is due to the higher level of recoveries in the second quarter of 2004.

Charge-off activity for the respective periods is set forth below:


                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                         ------------------        ------------------
                                            2004        2003         2004        2003
                                          --------    -------       ------      -------
CHARGE-OFFS
Commercial, Financial and Agricultural    $  286      $  177       $  453      $  319
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              -           -           39           -
Real Estate - Residential                     11          20           94          40
Consumer                                     885         928        1,932       1,814
                                          ------      ------       ------      ------
  Total Charge-offs                        1,182       1,125        2,518       2,173
                                          ------      ------       ------      ------

RECOVERIES
Commercial, Financial and Agricultural        24          42           36          56
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              -           -            -           -
Real Estate - Residential                    176           -          176           1
Consumer                                     333         194          680         390
                                          ------      ------       ------      ------
  Total Recoveries                           533         236          892         447
                                          ------      ------       ------      ------
Net Charge-offs                           $  649      $  889       $1,626      $1,726
                                          ======      ======       ======      ======

Net Charge-offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                  .18%        .27%         .23%        .27%
                                          ------      ------       ------      ------



Noninterest Income
------------------

Noninterest income increased $603,000, or 5.8%, and $539,000, or 2.6%, respectively, over the comparable three and six month periods in 2003, reflecting higher deposit and asset management fees, and other income. These increases were partially offset by a reduction in mortgage banking revenues. Noninterest income represented 34.4% and 34.0% of operating revenue for the three and six-month periods of 2004 compared to 34.2% and 33.6% for the same periods in 2003.

Service charges on deposit accounts increased $353,000, or 8.7%, and $330,000, or 4.1%, respectively, over the comparable three and six month periods for 2003. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The increase is attributable to higher NSF/overdraft fees, partially attributable to a recent change in fee structure and lower NSF/overdraft charge-offs.

Data processing revenues of $703,000 and $1.4 million for the three and six month periods ended June 30, 2004 reflect an increase of 15.2% and 14.3% over the comparable periods in 2003. The increase in both periods was primarily a result of higher processing revenues from existing financial clients. The Company currently provides data processing services for six financial clients and contract processing services for four non-financial clients. During the first half of 2004 and 2003, financial clients represented approximately 66.1% and 61.2% of total processing revenues, respectively. Management believes that revenues for the remainder of 2004 will remain consistent with revenues generated in the first half of the year.

Income from asset management activities increased $300,000, or 46.2%, and $436,000, or 34.7%, respectively, over the comparable three and six month periods in 2003. This increase is due primarily to the acquisition of $208 million in managed trust accounts from Synovus Trust Company late in the first quarter, 2004. At June 30, 2004, assets under management totaled $632.4 million, representing an increase of $264.2 million, or 71.8% from the comparable period in 2003.

Mortgage banking revenues declined $554,000, or 36.0%, and $1.2 million, or 41.7%, respectively, over the comparable three and six month periods in 2003. This decline reflects a slow-down in residential lending markets, which occurred during the latter part of the fourth quarter of 2003 and continued through the first half of 2004. This declining trend stabilized in the second quarter consistent with management expectations as production improved 42% over the first quarter.

Other income increased $405,000, or 11.4%, and $814,000, or 11.6%, respectively, over the comparable three and six month periods in 2003. For the first half of the year, the Company experienced increases in retail brokerage fees of $247,000, merchant card processing fees of $361,000, interchange fees of $56,000, and gain on sale of other real estate of $218,000.

Noninterest income as a percent of average assets was 2.24% and 2.29%, respectively, for the first half of 2004 and 2003. The reduction in 2004 is primarily attributable to the decline in mortgage banking revenues.

Noninterest Expense
-------------------

Noninterest expense increased $2.1 million, or 10.7%, and $3.7 million, or 9.6%, respectively, over the comparable three and six month periods in 2003. Factors impacting the Company's noninterest expense during the first six months of 2004 are discussed below.

Compensation expense increased $1.0 million, or 10.7%, and $1.7 million, or 8.3% over the comparable three and six month periods in 2003. For the first half of the year, the Company experienced increases in associate salaries of $1.2 million, payroll tax expense of $106,000, pension plan expense of $243,000, and associate insurance expense of $212,000. The increases in associate salaries and payroll tax is primarily attributable to the late first quarter integration of Quincy State Bank. The higher pension costs is due primarily to a lower discount rate and rate of return on plan assets used for the 2004 expense projection. The increase in associate insurance expense is primarily attributable to additional participants and higher healthcare insurance premiums.

Occupancy expense, including premises, furniture, fixtures and equipment increased $342,000, or 10.1%, and $858,000, or 13.1%, respectively, over the comparable three and six month periods in 2003. For the first half of the year, the Company experienced increases in depreciation of $258,000, maintenance and repairs of $167,000, premises rental of $111,000, utilities of $63,000, and other FF&E expense of $238,000 from the comparable period in 2003. The increase in depreciation is primarily attributable to the addition of three new banking offices in the second half of 2003. Higher maintenance and repairs expense was driven by upgrades and repairs to existing banking offices and incremental expense incurred with the addition of three new banking offices in the second half of 2003. The increase in premises rental expenses is due primarily to a rent increase for one banking office. Other FF&E expense increased due to higher expenses for software licenses and maintenance agreements.

Other noninterest expense increased $701,000, or 11.0%, and $1.2 million, or 9.8%, respectively, over the comparable three and six month periods in 2003. For the first half of the year, the increase was primarily attributable to:
1) higher professional fees of $449,000; 2) higher advertising expense of $541,000; and 3) higher interchange service fees of $183,000. Consulting projects, which may vary as to their magnitude and timing, led to higher professional fees. Advertising expense increased consistent with several initiatives implemented in the second quarter and will fluctuate consistent with advertising strategies planned throughout the year. The increase in interchange service fees is attributable to higher merchant card processing volume and is offset by increased merchant card processing fees reflected in other income.

Net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization and one-time merger expenses) as a percent of average assets was 2.14% in the first half of 2004 compared to 1.91% in 2003. The Company's efficiency ratio (noninterest expense, excluding intangible amortization and one-time merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.87% for the first half of 2004 compared to 60.76% for the comparable period in 2003. The increase is primarily attributable to higher noninterest expense.

Income Taxes
------------

The provision for income taxes decreased $238,000, or 6.5%, during the second quarter and $1.4 million, or 18.5%, during the first six months of 2004, relative to the comparable prior year periods, reflecting lower taxable income and a decline in the effective tax rate. The Company's effective tax rate for the first half of 2004 was 34.5% versus 36.3% for the comparable period in 2003. The decline in the effective tax rate is primarily attributable to a modification of the Company's tax structure enabling the Company to more effectively manage its tax position.

FINANCIAL CONDITION

Asset and liability balances include those of Quincy State Bank, which was acquired on March 19, 2004.

The Company's average assets increased $142.5 million, or 8.0%, to $1.93 billion for the quarter-ended June 30, 2004 from $1.79 billion in the comparable quarter of 2003. Average earning assets of $1.7 billion increased $109.5 million, or 6.8%, from the comparable quarter of 2003 driven by a $174.4 million, or 13.3%, increase in average loans. Offsetting the increase in average loans was a decrease in short-term investments of $68.7 million, or 60.1%. Table I on page 24 presents average balances for the three and six month periods ended June 30, 2004 and 2003.

The Company ended the second quarter of 2004 with approximately $24.8 million in average net overnight funds. This represents a decline of $74.5 million, or 75.0% from the 2003 level of $99.3 million. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio functions as a key element of liquidity and asset/liability management. For the quarter ended June 30, 2004, the average investment portfolio increased $3.8 million, or 2.1%, from the second quarter of 2003. U.S. Treasury and U.S. Agency security balances increased by $32.3 million from the second quarter of 2003 offset by a decrease in mortgage-backed, municipal, and other security balances of $28.5 million. Management will continue to evaluate the need to purchase securities for the investment portfolio throughout 2004, taking into consideration liquidity needed to fund planned loan growth and pledging requirements.

Securities are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 2004, shareowners' equity included a net unrealized gain of $21,000 compared to a gain of $1.4 million at December 31, 2003. The decrease in value reflects the slight increase in interest rates realized during the first half of 2004.

The increase in average loans was driven by strong loan production for the first half of the year and $90 million in loans acquired in the Quincy State Bank merger. Strong gains were realized in the commercial, real estate (construction, commercial mortgage, and home equity), and indirect consumer loan categories of $35.9 million, or 23.9%, $113.4 million, or 12.4%, and $22.5 million, or 11.6%, respectively.

The Company's nonperforming loans were $3.0 million at June 30, 2004, versus $2.3 million at year-end and $3.8 million for the same period in 2003. As a percent of nonperforming loans, the allowance for loan losses represented 453% at June 30, 2004 versus 530% at December 31, 2003 and 331% at June 30, 2003. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.1 million at June 30, 2004, versus $5.0 million at December 31, 2003 and $1.3 million at June 30, 2003. The ratio of nonperforming assets as a percent of loans plus other real estate was .27% at June 30, 2004 compared to .54% at December 31, 2003 and .38% at June 30, 2003. The Company expects strong credit quality to continue into the third quarter.

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

The allowance for loan losses at June 30, 2004 was $13.7 million, an increase of $1.2 million over year-end 2003. The increase reflects the integration of acquired loan reserves from Quincy State Bank during the first quarter. At quarter-end 2004, the allowance represented 0.90% of total loans. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at June 30, 2004 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Average total deposits increased $122.8 million, or 8.7%, to $1.54 billion for the quarter-ended June 30, 2004 from $1.42 billion in the comparable quarter of 2003. The increase was driven by a $72.5 million increase in nonmaturity deposits, $26.6 million increase in NOW accounts, and $20.3 million increase in savings accounts. These increases are primarily reflective of the deposit accounts acquired from Quincy State Bank late in the first quarter.

The ratio of average noninterest bearing deposits to total deposits was 31.0% for the second quarter of 2004 compared to 28.5% for the second quarter of 2003. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 71.2% compared to 72.5%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements, take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances. The Company maintains a $25.0 million revolving line of credit. As of June 30, 2004, the Company had no borrowings under the revolving line of credit.

During the first half of 2004, the Company increased borrowings by $12.7 million due primarily to the assumption of $3.0 million in FHLB advances from the Quincy State Bank acquisition, and two advances totaling $9.7 million from the FHLB to match fund loan growth. For the first half of the year, the Bank made scheduled FHLB advance payments totaling $920,000 and in March of 2004 repaid a $20 million advance from the FHLB with a rate of 2.22%. This advance originated during the third quarter of 2002, when $75 million was borrowed from the FHLB to fund growth in loan demand and mitigate the adverse liquidity effect caused by a decline in certificates of deposit.

Capital
-------

The Company's equity capital was $209.7 million as of June 30, 2004 compared to $202.8 million as of December 31, 2003. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 8.34% at June 30, 2004 compared to 9.51% at December 31, 2003. Further, the Company's risk-adjusted capital ratio of 10.98% at June 30, 2004 exceeds the 8.0% minimum requirement under risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first half of 2004 totaled $.360 per share compared to $.306 per share for the first half of 2003, an increase of 17.7%. The dividend payout ratios for the second quarter of 2004 and 2003 were 41.4% and 34.8%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At June 30, 2004, these regulations and covenants did not impair the Company's (or the Bank's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first six months of 2004, shareowners' equity increased $6.9 million, or 6.8%, on an annualized basis. Growth in equity during the first half of the year was positively impacted by net income of $11.3 million and the issuance of common stock of $1.8 million. Equity was reduced by dividends paid during the first half by $4.8 million, or $.3600 per share and a decrease in the net unrealized gain on available-for-sale securities of $1.4 million. At June 30, 2004, the Company's common stock had a book value of $15.80 per diluted share compared to $15.27 at December 31, 2003.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the first half of 2004. From March 30, 2000 through June 30, 2004, the Company repurchased 572,707 shares at an average purchase price of $19.18 per share.

Other Commitments and Contingencies
-----------------------------------

Financial Instruments with Off-Balance-Sheet Risk. The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At June 30, 2004, the Company had $368.8 million in commitments to extend credit and $15.2 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

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

Contractual Cash Obligations. The Company maintains certain debt and operating lease commitments that require cash payments. The table below details those future cash commitments as of June 30, 2004:


                                   Payments Due After June 30, 2004
                       -------------------------------------------------------------
                          2004
                       (remaining
(Dollars in Thousands)  6 months)  2005    2006    2007    2008  Thereafter  Total
------------------------------------------------------------------------------------
Short-Term Debt         $20,048  $     -  $    -  $    -  $    -  $     -   $20,048
Long-Term Debt            1,001   18,139   2,342   5,387   4,369   27,189    58,427
Operating Leases            618    1,092   1,092   1,092   1,055    2,122     7,071
                        -------  -------  ------  ------  ------  -------   -------
Total Contractual
  Cash Obligations      $21,667  $19,231  $3,434  $6,479  $5,424  $29,311   $85,547
                        =======  =======  ======  ======  ======  =======   =======


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

ACCOUNTING POLICIES

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

Allowance for Loan Losses: The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by the Company for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in the Company's 2003 Form 10-K.

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

Pension Assumptions: The Company has a defined benefit pension plan for the benefit of substantially all associates of the Company and its subsidiary. The Company's funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as "Salaries and Associate Benefits", is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Balance Sheets reflect a prepaid pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

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

Detailed information on components of the Company's net benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements in the Company's 2003 Form 10-K.

New Accounting Pronouncements
-----------------------------

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. EITF 03-1 is effective for the Company in the third quarter of 2004. Gross unrealized losses on available for sale securities was $1.0 million at June 30, 2004. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment to be recognized, if any, will be dependent on market conditions and management's intent and ability at the time of the evaluation to hold underwater investments until a forecasted recovery in the fair value up to and beyond the adjusted cost.

TABLE I


                            AVERAGE BALANCES & INTEREST RATES
                    (Taxable Equivalent Basis - Dollars in Thousands)

                                                    FOR THREE MONTHS ENDED JUNE 30,
                                                   2004                        2003
                                      --------------------------  --------------------------
                                       Balance   Interest  Rate    Balance   Interest  Rate
                                      ----------  -------  ----   ----------  -------  ----
ASSETS
Loans, Net of Unearned Interest<F1>   $1,491,142  $22,961  6.19%  $1,316,705  $22,166  6.75%
Taxable Investment Securities            134,634      745  2.21%     118,494      929  3.13%
Tax-Exempt Investment Securities<F2>      50,191      732  5.83%      62,552      923  5.90%
Funds Sold                                45,688      116  1.01%     114,382      332  1.15%
                                      ----------  -------  ----   ----------  -------  ----
   Total Earning Assets                1,721,655   24,554  5.74%   1,612,133   24,350  6.06%
Cash & Due From Banks                     89,921                      74,537
Allowance for Loan Losses                (13,804)                    (12,531)
Other Assets                             131,713                     112,852
                                      ----------                  ----------
      TOTAL ASSETS                    $1,929,485                  $1,786,991
                                      ==========                  ==========

LIABILITIES
NOW Accounts                          $  283,297  $   121  0.17%  $  256,675  $   193  0.30%
Money Market Accounts                    215,746      239  0.44%     211,314      392  0.74%
Savings Accounts                         129,684       32  0.10%     109,424       68  0.25%
Other Time Deposits                      433,514    1,993  1.85%     434,515    2,400  2.22%
                                      ----------  -------  ----   ----------  -------  ----
   Total Int. Bearing Deposits         1,062,241    2,385  0.90%   1,011,928    3,053  1.21%
Short-Term Borrowings                    109,723      249  0.91%     102,510      340  1.33%
Long-Term Debt                            53,752      587  4.39%      54,434      501  3.69%
                                      ----------  -------  ----   ----------  -------  ----
    Total Interest Bearing
      Liabilities                      1,225,716    3,221  1.06%   1,168,872    3,894  1.34%
Noninterest Bearing Deposits             476,389                     403,870
Other Liabilities                         17,169                      19,468
                                      ----------                  ----------
     TOTAL LIABILITIES                 1,719,274                   1,592,210
SHAREOWNERS' EQUITY
Common Stock                                 133                         114
Surplus                                   17,851                      15,181
Other Comprehensive Income                   817                       2,568
Retained Earnings                        191,410                     176,918
                                      ----------                  ----------
     TOTAL SHAREOWNERS' EQUITY           210,211                     194,781
                                      ----------                  ----------
     TOTAL LIABILITIES & EQUITY       $1,929,485                  $1,786,991
                                      ==========                  ==========
Interest Rate Spread                                       4.68%                       4.72%
                                                           ====                        ====
Net Interest Income                               $21,333                     $20,456
                                                  =======                     =======
Net Interest Margin                                        4.99%                       5.09%
                                                           ====                        ====

                                                    FOR SIX MONTHS ENDED JUNE 30,
                                                   2004                        2003
                                      --------------------------  --------------------------
                                       Balance   Interest  Rate    Balance   Interest  Rate
                                      ----------  -------  ----   ----------  -------  ----
ASSETS
Loans, Net of Unearned Interest<F1>   $1,424,175  $44,271  6.25%  $1,303,008  $44,375  6.87%
Taxable Investment Securities            128,167    1,380  2.15%     128,514    2,109  3.28%
Tax-Exempt Investment Securities<F2>      52,233    1,554  5.95%      63,656    1,877  5.90%
Funds Sold                                73,487      338  0.91%     118,523      685  1.15%
                                      ----------  -------  ----   ----------  -------  ----
   Total Earning Assets                1,678,062   47,543  5.70%   1,613,701   49,046  6.13%
Cash & Due From Banks                     90,124                      78,473
Allowance for Loan Losses                (13,264)                    (12,575)
Other Assets                             125,069                     112,198
                                      ----------                  ----------
      TOTAL ASSETS                    $1,879,991                  $1,791,797
                                      ==========                  ==========

LIABILITIES
NOW Accounts                          $  277,588  $   245  0.18%  $  259,630  $   396  0.31%
Money Market Accounts                    215,412      478  0.45%     212,918      812  0.77%
Savings Accounts                         122,835       60  0.10%     107,841      133  0.25%
Other Time Deposits                      427,007    3,996  1.88%     434,669    4,939  2.29%
                                      ----------  -------  ----   ----------  -------  ----
   Total Int. Bearing Deposits         1,042,842    4,779  0.92%   1,015,058    6,280  1.25%
Short-Term Borrowings                    107,064      536  1.01%     104,642      669  1.29%
Long-Term Debt                            50,387    1,084  4.33%      63,354    1,045  3.33%
                                      ----------  -------  ----   ----------  -------  ----
    Total Interest Bearing
      Liabilities                      1,200,293    6,399  1.07%   1,183,054    7,994  1.36%
Noninterest Bearing Deposits             455,053                     396,744
Other Liabilities                         16,342                      19,389
                                      ----------                  ----------
     TOTAL LIABILITIES                 1,671,688                   1,599,187
SHAREOWNERS' EQUITY
Common Stock                                 133                         110
Surplus                                   17,549                      15,022
Other Comprehensive Income                 1,110                       2,786
Retained Earnings                        189,511                     174,692
                                      ----------                  ----------
     TOTAL SHAREOWNERS' EQUITY           208,303                     192,610
                                      ----------                  ----------
     TOTAL LIABILITIES & EQUITY       $1,879,991                  $1,791,797
                                      ==========                  ==========
Interest Rate Spread                                       4.63%                       4.77%
                                                           ====                        ====
Net Interest Income                               $41,144                     $41,052
                                                  =======                     =======
Net Interest Margin                                        4.93%                       5.13%
                                                           ====                        ====

<F1> Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $528,000 and $873,000, for the three and six months ended June 30, 2004, versus $477,000 and $1.1 million, for the comparable periods ended June 30, 2003.
<F2> Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview
--------

Market risk management arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company has risk management policies to monitor and limit exposure to market risk and does not actively participate in activities that give rise to significant market risk involving exchange rates, commodity prices or equity prices. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 26. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 2004 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II


FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS<F1>
(Dollars in Thousands)

                                                 June 30, 2004
                              ----------------------------------------------------                              Fair
Other Than Trading Portfolio   Year 1     Year 2     Year 3     Year 4     Year 5     Beyond       Total        Value
-----------------------------------------------------------------------------------------------------------------------
Loans
  Fixed Rate                $  257,354   $123,154   $ 47,930    $27,514    $14,620    $ 5,891   $  476,463   $  471,177
    Average Interest Rate        6.86%      7.18%      7.37%      7.15%      6.76%      5.64%        6.99%
  Floating Rate<F2>            800,245    145,312     78,392     15,172      5,077        836    1,045,034    1,034,181
    Average Interest Rate        5.40%      6.24%      5.95%      4.91%      7.48%      8.74%        5.40%
Investment Securities<F3>
  Fixed Rate                    73,736     76,635     14,428      3,666      1,217     11,704      181,386      181,386
    Average Interest Rate        2.83%      2.39%      3.26%      3.36%      4.07%      3.43%        2.73%
  Floating Rate                  2,346          -          -          -          -          -        2,346        2,346
    Average Interest Rate        3.83%          -          -          -          -          -        3.83%
Other Earning Assets
  Floating Rate                107,399          -          -          -          -          -      107,399      107,399
    Average Interest Rates       1.09%          -          -          -          -          -        1.09%
Total Financial Assets      $1,241,080   $345,101   $140,750    $46,352    $20,914    $18,430   $1,812,628   $1,796,489
    Average Interest Rates       4.91%      5.72%      6.16%      6.13%      6.78%      6.89%        5.30%

Deposits<F4>
  Fixed Rate Deposits       $  346,804   $ 42,949   $ 29,238    $ 6,720    $ 1,573    $     -   $  427,222   $  427,380
    Average Interest Rates       1.57%      2.46%      3.04%      3.33%      2.55%          -        1.79%
  Floating Rate Deposits       665,396          -          -          -          -          -      665,396      665,396
    Average Interest Rates       0.26%          -          -          -          -          -        0.26%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                4,640     19,467      3,857      3,178      2,783     24,502       58,427       58,630
    Average Interest Rate        4.56%      3.38%      4.46%      4.77%      4.86%      5.23%        4.47%
  Floating Rate Debt           127,012          -          -          -          -          -      127,012      127,012
    Average Interest Rate        0.67%          -          -          -          -          -        0.67%
Total Financial Liabilities $1,143,851   $ 62,416   $ 33,094    $ 9,899    $ 4,356    $24,502   $1,278,057   $1,278,418
    Average interest Rate        1.04%      2.74%      3.20%      3.79%      4.03%      5.23%        1.00%


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

PART II.  OTHER INFORMATION

ITEMS 1-3.

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 27, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

    For terms to expire at                      Against/      Abstentions/
    the 2007 annual meeting:         For        Withheld    Broker Non-Votes
    Cader B. Cox, III            10,955,541     412,965             -
    Ruth A. Knox                 10,955,054     413,451             -
    William G. Smith, Jr.        11,281,383      87,122             -

2. The shareowners approved the Capital City Bank Group, Inc. 2005 Associate Incentive Plan. The number of votes cast were as follows:

                              Against/         Abstentions/
                  For         Withheld       Broker Non-Vote
               9,436,712      733,720            33,183

3. The shareowners approved the Capital City Bank Group, Inc. 2005 Associate Stock Purchase Plan. The number of votes cast were as follows:

                              Against/         Abstentions/
                  For         Withheld       Broker Non-Vote
              10,142,880       27,303            33,433

4. The shareowners approved the Capital City Bank Group, Inc. 2005 Associate Director Stock Purchase Plan. The number of votes cast were as follows:

                              Against/         Abstentions/
                  For         Withheld       Broker Non-Vote
              10,141,107       29,356            33,152

5. The shareowners ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2004. The number of votes cast were as follows:

                              Against/         Abstentions/
                  For         Withheld       Broker Non-Vote
               10,786,716      549,351           32,439

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

2. Agreement and Plan of Merger, dated as of May 12, 2004, by and among Capital City Bank Group, Inc., Capital City Bank, and Farmers and Merchants Bank.

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


(B) Reports on Form 8-K

On April 27, 2004, the Company furnished to the SEC on Form 8-K a press release reporting earnings for the quarter ended March 31, 2004.

On May 14, 2004, the Company filed with the SEC on Form 8-K a press release announcing the execution of an agreement and plan of merger, by and among the Company, Capital City Bank, and Farmers & Merchants Bank.

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

Date:  August 9, 2004

??