Form 10-Q/A
period 2004-06-30
CAPITAL CITY BANK GROUP INC
filed 2004-08-10
CIK 726601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A
                              Amendment No. 1
                         (Amending Part II-Item 6)


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

Explanatory Note
----------------

This Amendment No. 1 on Form 10-Q is being filed to include the Exhibit denoted in Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004. The Exhibit was not included in the initial filing due to an unforeseen delay in EDGARizing the exhibit document. This amendment does not alter any of the disclosures set forth in the Original 10-Q and is effective for all purposes as of the date of the filing of the Original 10-Q.

                         AGREEMENT AND PLAN OF MERGER
                                 BY AND AMONG
                         CAPITAL CITY BANK GROUP, INC.,
                               CAPITAL CITY BANK
                                      AND
                          FARMERS AND MERCHANTS BANK


                            Dated as of May 12, 2004

                               TABLE OF CONTENTS

                                                                        Page

ARTICLE 1 - TRANSACTIONS AND TERMS OF MERGERS
     1.1   BANK MERGER.....................................................1
     1.2   ASSUMPTION OF DEPOSIT LIABILITIES...............................2
     1.3   HOLDING COMPANY MERGER..........................................2
     1.4   TRANSFER OF BANK ASSETS AND LIABILITIES TO CCB..................2
     1.5   TIME AND PLACE OF CLOSING.......................................2
     1.6   EFFECTIVE TIME..................................................2
     1.7   ARTICLES OF INCORPORATION.......................................3
     1.8   BYLAWS..........................................................3
     1.9   DIRECTORS AND OFFICERS..........................................3
ARTICLE 2 - MANNER OF CONVERTING SHARES
     2.1   CONVERSION OF SHARES............................................3
     2.2   ANTI-DILUTION PROVISIONS........................................4
     2.3   SHARES HELD BY FMB SHAREHOLDERS OR CCBG.........................4
     2.4   DISSENTING SHAREHOLDERS.........................................4
     2.5   FRACTIONAL SHARES...............................................5
ARTICLE 3 - EXCHANGE OF SHARES
     3.1   EXCHANGE PROCEDURES.............................................5
     3.2   RIGHTS OF FORMER FMB SHAREHOLDERS...............................6
ARTICLE 4 - REPRESENTATIONS AND WARRANTIES OF FMB
     4.1   ORGANIZATION, STANDING, AND POWER...............................6
     4.2   AUTHORITY OF FMB; NO BREACH BY AGREEMENT........................7
     4.3   CAPITAL STOCK...................................................8
     4.4   INVESTMENTS; NO SUBSIDIARIES....................................8
     4.5   FINANCIAL STATEMENTS............................................8
     4.6   ABSENCE OF UNDISCLOSED LIABILITIES..............................8
     4.7   ABSENCE OF CERTAIN CHANGES OR EVENTS............................9
     4.8   TAX MATTERS.....................................................9
     4.9   ALLOWANCE FOR POSSIBLE LOAN LOSSES.............................12
     4.10  ASSETS.........................................................12
     4.11  INTELLECTUAL PROPERTY..........................................13
     4.12  ENVIRONMENTAL MATTERS..........................................14

                               TABLE OF CONTENTS
                                  (continued)
                                                                        Page

     4.13  COMPLIANCE WITH LAWS...........................................15
     4.14  LABOR RELATIONS................................................16
     4.15  EMPLOYEE BENEFIT PLANS.........................................16
     4.16  MATERIAL CONTRACTS.............................................20
     4.17  LEGAL PROCEEDINGS..............................................20
     4.18  REPORTS........................................................21
     4.19  STATEMENTS TRUE AND CORRECT....................................21
     4.20  OPINION OF FINANCIAL ADVISOR...................................22
     4.21  BOARD RECOMMENDATION...........................................22
ARTICLE 5 - REPRESENTATIONS AND WARRANTIES OF CCBG
     5.1   ORGANIZATION, STANDING, AND POWER..............................22
     5.2   AUTHORITY OF CCBG; NO BREACH BY AGREEMENT......................22
     5.3   CAPITAL STOCK..................................................23
     5.4   CCBG SUBSIDIARIES..............................................23
     5.5   SEC FILINGS; FINANCIAL STATEMENTS..............................24
     5.6   ABSENCE OF UNDISCLOSED LIABILITIES.............................24
     5.7   ABSENCE OF CERTAIN CHANGES OR EVENTS...........................25
     5.8   ALLOWANCE FOR POSSIBLE LOAN LOSSES.............................25
     5.9   INTELLECTUAL PROPERTY..........................................25
     5.10  COMPLIANCE WITH LAWS...........................................26
     5.11  LEGAL PROCEEDINGS..............................................26
     5.12  REPORTS........................................................27
     5.13  STATEMENTS TRUE AND CORRECT....................................27
     5.14  ACCOUNTING, TAX AND REGULATORY MATTERS.........................27
ARTICLE 6 - CONDUCT OF BUSINESS PENDING CONSUMMATION
     6.1   AFFIRMATIVE COVENANTS OF FMB...................................28
     6.2   NEGATIVE COVENANTS OF FMB......................................28
     6.3   COVENANTS OF CCBG..............................................30
     6.4   ADVERSE CHANGES IN CONDITION...................................31
     6.5   REPORTS........................................................31

                               TABLE OF CONTENTS
                                  (continued)
                                                                        Page

     6.6   TAXES..........................................................32
ARTICLE 7 - ADDITIONAL AGREEMENTS
     7.1   REGISTRATION STATEMENT; PROXY STATEMENT;
           SHAREHOLDER APPROVAL...........................................35
     7.2   NASDAQ LISTING.................................................35
     7.3   APPLICATIONS...................................................35
     7.4   FILINGS WITH STATE OFFICES.....................................35
     7.5   AGREEMENT AS TO EFFORTS TO CONSUMMATE..........................36
     7.6   INVESTIGATION AND CONFIDENTIALITY..............................36
     7.7   PRESS RELEASES.................................................37
     7.8   CERTAIN ACTIONS................................................38
     7.9   ACCOUNTING AND TAX TREATMENT...................................38
     7.10  STATE TAKEOVER LAWS............................................38
     7.11  CHARTER PROVISIONS.............................................38
     7.12  FMB MEETINGS...................................................39
     7.13  AGREEMENT OF AFFILIATES........................................39
     7.14  EMPLOYEE BENEFITS AND CONTRACTS................................39
     7.15  INDEMNIFICATION................................................41
     7.16  CERTAIN POLICIES OF FMB........................................43
     7.17  DIRECTOR'S AGREEMENTS..........................................43
     7.18  PAYMENT OF BONUSES.............................................43
     7.19  REAL PROPERTY MATTERS..........................................43
     7.20  FAIRNESS OPINION...............................................44
     7.21  FORMATION OF INTERIM GEORGIA BANK SUBSIDIARY...................44
ARTICLE 8 - CONDITIONS PRECEDENT TO OBLIGATIONS TO CONSUMMATE
     8.1   CONDITIONS TO OBLIGATIONS OF EACH PARTY........................45
     8.2   CONDITIONS TO OBLIGATIONS OF CCBG..............................46
     8.3   CONDITIONS TO OBLIGATIONS OF FMB...............................47
ARTICLE 9 - TERMINATION
     9.1   TERMINATION....................................................48
     9.2   EFFECT OF TERMINATION..........................................50

                               TABLE OF CONTENTS
                                  (continued)
                                                                        Page

     9.3   ALTERNATE TRANSACTION..........................................50
     9.4   NON-SURVIVAL OF REPRESENTATIONS AND COVENANTS..................50
ARTICLE 10 - MISCELLANEOUS
     10.1  DEFINITIONS....................................................50
     10.2  EXPENSES.......................................................60
     10.3  BROKERS AND FINDERS............................................60
     10.4  ENTIRE AGREEMENT...............................................60
     10.5  AMENDMENTS.....................................................60
     10.6  WAIVERS........................................................61
     10.7  ASSIGNMENT.....................................................61
     10.8  NOTICES........................................................61
     10.9  GOVERNING LAW..................................................62
     10.10 COUNTERPARTS...................................................62
     10.11 CAPTIONS; ARTICLES AND SECTIONS................................62
     10.12 INTERPRETATIONS................................................63
     10.13 ENFORCEMENT OF AGREEMENT.......................................63
     10.14 ENFORCEMENT COSTS..............................................63
     10.15 SEVERABILITY...................................................63

                         AGREEMENT AND PLAN OF MERGER
     THIS AGREEMENT AND PLAN OF MERGER (this "Agreement") is made and entered into as of May __, 2004, by and among CAPITAL CITY BANK GROUP, INC., a Florida corporation ("CCBG"), CAPITAL CITY BANK, a Florida chartered commercial bank ("CCB"), and FARMERS AND MERCHANTS BANK, a Georgia chartered commercial bank ("FMB").

                                  PREAMBLE
     The respective Boards of Directors of FMB, CCB, and CCBG are of the opinion that the transactions described herein are in the best interests of the parties to this Agreement and their respective shareholders. This Agreement provides for CCBG to acquire FMB by merging a to-be-formed Georgia chartered, interim banking subsidiary of CCBG ("Interim") with and into FMB with FMB surviving and being the resulting bank (the "Bank Merger"). Immediately following the Bank Merger, the deposit liabilities of FMB shall be assumed by CCB. Immediately thereafter, FMB will merge with and into CCBG with CCBG being the resulting corporation (the "Holding Company Merger") (collectively, the "Mergers"). Immediately following the Holding Company Merger, CCBG shall transfer the assets and remaining liabilities of FMB to CCB. At the effective time of the Mergers, the outstanding shares of the capital stock of FMB shall be converted into the right to receive a combination of shares of the common stock of CCBG and cash as described in this Agreement. As a result, shareholders of FMB shall become shareholders of CCBG, and CCBG and CCB shall conduct the business and operations of FMB. The transactions described in this Agreement are subject to the approvals of the shareholders of FMB and CCB, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Florida Department of Financial Services, the Florida Secretary of State, and the Georgia Department of Banking and Finance, and the satisfaction of certain other conditions described in this Agreement. It is the intention of the parties to this Agreement that the Mergers collectively shall qualify as a "reorganization" within the meaning of Section 368(a)(1)(A) of the Code.

     Certain terms used in this Agreement are defined in Section 10.1 of this Agreement.

     NOW, THEREFORE, in consideration of the above and the mutual warranties, representations, covenants, and agreements set forth herein, the parties, intending to be legally bound, agree as follows:

                                    ARTICLE 1

                        TRANSACTIONS AND TERMS OF MERGERS
     1.1 BANK MERGER. Subject to the terms and conditions of this Agreement, at the Effective Time, Interim shall be merged with and into FMB in accordance with the provisions of, and with the effect provided in, Sections 7-1-530 et seq. of the OCGA on terms and subject to the provisions of the Bank Plan of Merger ("Bank Plan"), attached hereto as Exhibit 1. FMB shall be the Surviving Bank resulting from the Bank Merger and shall continue to be governed by the Laws of the State of Georgia. The Bank Merger shall be consummated pursuant to the terms of this Agreement, which has been approved and adopted by the respective Boards of Directors of FMB, Interim, and CCB.

     1.2   ASSUMPTION OF DEPOSIT LIABILITIES.

     Immediately following the consummation of the Bank Merger, and without any action on the part of FMB, the Surviving Bank shall transfer and CCB shall assume the following liabilities (the "Deposit Liabilities"):

          (a) the Deposits and all terms and agreements relating to the Deposit Accounts;

          (b) the Surviving Bank's duties and responsibilities relating to the Deposits with respect to: (i) the abandoned property laws of any state,
(ii) any legal process which is served on FMB on or before the Closing Date with respect to claims against or for the Deposits; or (iii) any other applicable law.

     1.3 HOLDING COMPANY MERGER. Following the consummation of the Bank Merger and immediately after the assumption of the Deposit Liabilities as set forth in Section 1.2, the Surviving Bank shall be merged with and into CCBG in accordance with the provisions of and with the effect provided in Section
607.1108 of the FBCA and Sections 14-2-1101 et seq. of the OCGA. CCBG shall be the Surviving Corporation resulting from the Holding Company Merger and shall continue to be a corporation governed by the laws of the State of Florida.

     1.4 TRANSFER OF BANK ASSETS AND LIABILITIES TO CCB. Immediately following the Holding Company Merger, and without any action on the part of FMB or the Surviving Bank, the Surviving Corporation will transfer to CCB all assets and liabilities that were on the books of the Surviving Bank immediately before the Holding Company Merger (after taking into account the transfer of the Surviving Bank's Deposit Liabilities to CCB pursuant to
Section 1.2).

     1.5 TIME AND PLACE OF CLOSING. The closing of the transactions contemplated hereby (the "Closing") will take place at the close of business on the date that the Effective Time occurs (or the immediately preceding day if the Effective Time is earlier than 9:00 A.M.), or at such other time as the Parties, acting through their authorized officers, may mutually agree. The Closing shall be held at such location as may be mutually agreed upon by the Parties or may be conducted by mail or telefax as may be mutually agreed upon by the Parties.

     1.6 EFFECTIVE TIME. The Bank Merger shall become effective as of the date and at the time specified in the Bank Plan (the "Effective Time"). Subject to the terms and conditions hereof, unless otherwise mutually agreed upon in writing by the authorized officers of each Party, the Parties shall use their reasonable efforts to cause the Effective Time to occur within 60 days after the last to occur of (i) the effective date (including expiration of any applicable waiting period) of the last required Consent of any Regulatory Authority having authority over and approving or exempting the Mergers, and (ii) the date on which the shareholders of FMB and CCB approve this Agreement to the extent such approval is required by applicable Law. The actual Effective Time within the 60-day period shall be mutually agreed upon by CCBG and FMB.

     1.7 ARTICLES OF INCORPORATION. The Articles of Incorporation of CCBG in effect immediately prior to the Holding Company Merger shall be the Articles of Incorporation of the Surviving Corporation until duly amended or repealed.

     1.8 BYLAWS. The Bylaws of CCBG in effect immediately prior to the Holding Company Merger shall be the Bylaws of the Surviving Corporation until duly amended or repealed.

     1.9 DIRECTORS AND OFFICERS. With the addition of McGrath Keen, Jr., the directors of CCBG in office immediately prior to the Holding Company Merger, together with such other persons as may thereafter be elected or appointed, shall serve as the directors of the Surviving Corporation from and after the Holding Company Merger in accordance with the Bylaws of the Surviving Corporation. The officers of CCBG in office immediately prior to the Holding Company Merger, together with such additional persons as may thereafter be elected, shall serve as the officers of the Surviving Corporation from and after the Holding Company Merger in accordance with the Bylaws of the Surviving Corporation.



                                 ARTICLE 2

                        MANNER OF CONVERTING SHARES

     2.1 CONVERSION OF SHARES. Subject to the provisions of this Article 2, at the Effective Time, by virtue of the Mergers and without any action on the part of CCBG, CCB, FMB, or Interim or the shareholders of the foregoing, the shares of the constituent corporations shall be converted as follows:

          (a) Each share of capital stock of CCBG issued and outstanding immediately prior to the Holding Company Merger shall remain issued and outstanding from and after the Holding Company Merger.

          (b) Each share of FMB Common Stock, excluding shares held by FMB or any CCBG Entity, in each case other than in a fiduciary capacity or as a result of debts previously contracted, and excluding shares held by shareholders who perfect their statutory dissenters' rights as provided in
Section 2.4, issued and outstanding immediately prior to the Effective Time shall cease to be outstanding and shall be converted into and exchanged for the right to receive:

               (1) that multiple of a share of CCBG Common Stock (the "CCBG Stock Multiple") equal to the quotient obtained by dividing (i) $666.50 by
(ii) the Average Closing Price; provided that for purposes of this calculation the Average Closing Price shall be deemed to equal (x) $38.00, in the event the Average Closing Price is less than $38.00, and (y) $45.00, in the event the Average Closing Price is greater than $45.00 (the "Share Exchange Ratio"); and

               (2) $666.50 in cash (the "Cash Exchange Ratio") (together with the Share Exchange Ratio, the "Exchange Ratio").

          (c) Each share of capital stock of CCB issued and outstanding immediately prior to the Effective Time shall remain issued and outstanding from and after the Effective Time.

          (d) Each share of capital stock of Interim issued and outstanding immediately prior to the Holding Company Merger shall cease to be outstanding and shall be extinguished from and after the consummation of the Holding Company Merger.

     2.2 ANTI-DILUTION PROVISIONS. In the event CCBG changes the number of shares of CCBG Common Stock issued and outstanding prior to the Effective Time as a result of a stock split, stock dividend, or similar recapitalization with respect to CCBG Common Stock and the record date therefor (in the case of a stock dividend) or the effective date thereof (in the case of a stock split or similar recapitalization for which a record date is not established) shall be prior to the Effective Time, the Exchange Ratio shall be proportionately adjusted.

     2.3 SHARES HELD BY FMB SHAREHOLDERS OR CCBG. Each of the shares of FMB Common Stock held by FMB or any CCBG Entity, in each case other than in a fiduciary capacity or as a result of debts previously contracted, shall be canceled and retired at the Effective Time and no consideration shall be issued in exchange therefor.

     2.4 DISSENTING SHAREHOLDERS. Any holder of shares of FMB Common Stock who perfects his or her dissenters' rights in accordance with and as contemplated by Section 14-2-1301 et seq. of the OCGA shall be entitled to receive the value of such shares in cash as determined pursuant to such provision of Law; provided, that no such payment shall be made to any dissenting shareholder unless and until such dissenting shareholder has complied with the applicable provisions of the OCGA and surrendered to FMB the certificate or certificates representing the shares for which payment is being made. In the event that after the Effective Time a dissenting shareholder of FMB fails to perfect, or effectively withdraws or loses, his or her right to appraisal and of payment for his or her shares subject to CCBG's consent in its sole discretion, CCBG shall issue and deliver the consideration to which such holder of shares of FMB Common Stock is entitled under this Article 2 (without interest) upon surrender by such holder of the certificate or certificates representing shares of FMB Common Stock held by him or her.

     2.5 FRACTIONAL SHARES. Notwithstanding any other provision of this Agreement, each holder of shares of FMB Common Stock exchanged pursuant to the Mergers who would otherwise have been entitled to receive a fraction of a share of CCBG Common Stock (after taking into account all certificates delivered by such holder) shall receive, in lieu thereof, cash (without interest) in an amount equal to such fractional part of a share of CCBG Common Stock multiplied by the Average Closing Price. No such holder will be entitled to dividends, voting rights, or any other rights as a shareholder in respect of any fractional shares.



                                 ARTICLE 3

                             EXCHANGE OF SHARES

     3.1 EXCHANGE PROCEDURES. Promptly after the Effective Time, CCBG and FMB shall cause the exchange agent selected by CCBG (the "Exchange Agent") to mail to each holder of record of a certificate or certificates which represented shares of FMB Common Stock immediately prior to the Effective Time (the "Certificates") appropriate transmittal materials and instructions (which shall specify that delivery shall be effected, and risk of loss and title to such Certificates shall pass, only upon proper delivery of such Certificates to the Exchange Agent). The Certificate or Certificates of FMB Common Stock so delivered shall be duly endorsed as the Exchange Agent may require. In the event of a transfer of ownership of shares of FMB Common Stock represented by Certificates that are not registered in the transfer records of FMB, the consideration provided in Section 2.1 may be issued to a transferee if the Certificates representing such shares are delivered to the Exchange Agent, accompanied by all documents required to evidence such transfer and by evidence satisfactory to the Exchange Agent that any applicable stock transfer taxes have been paid. If any Certificate shall have been lost, stolen, mislaid or destroyed, upon receipt of (i) an affidavit of that fact from the holder claiming such Certificate to be lost, mislaid, stolen or destroyed, (ii) such bond, security or indemnity as CCBG and the Exchange Agent may reasonably require and (iii) any other documents necessary to evidence and effect the bona fide exchange thereof, the Exchange Agent shall issue to such holder the consideration into which the shares represented by such lost, stolen, mislaid or destroyed Certificate shall have been converted. The Exchange Agent may establish such other reasonable and customary rules and procedures in connection with its duties as it may deem appropriate. After the Effective Time, CCBG shall promptly send holders of FMB Common Stock a letter of transmittal, providing instructions regarding
the surrendering of their FMB Common Stock to the Exchange Agent.   In
accordance with such instructions, each holder of shares of FMB Common Stock (other than shares to be canceled pursuant to Section 2.3 or as to which statutory dissenters' rights have been perfected as provided in Section 2.4) issued and outstanding at the Effective Time shall surrender the Certificate or Certificates representing such shares to the Exchange Agent and shall promptly upon surrender thereof receive in exchange therefor the consideration provided in Section 2.1, together with all undelivered dividends or distributions in respect of such shares (without interest thereon) pursuant to Section 3.2.

To the extent required by Section 2.5, each holder of shares of FMB Common Stock issued and outstanding at the Effective Time also shall receive, upon surrender of the Certificate or Certificates, cash in lieu of any fractional share of CCBG Common Stock to which such holder may be otherwise entitled (without interest). CCBG shall not be obligated to deliver the consideration to which any former holder of FMB Common Stock is entitled as a result of the Mergers until such holder surrenders such holder's Certificate or Certificates for exchange as provided in this Section 3.1. Any other provision of this Agreement notwithstanding, neither CCBG nor the Exchange Agent shall be liable to a holder of FMB Common Stock for any amounts paid or property delivered in good faith to a public official pursuant to any applicable abandoned property, escheat or similar Law. Adoption of this Agreement by the shareholders of FMB shall constitute ratification of the appointment of the Exchange Agent.

     3.2 RIGHTS OF FORMER FMB SHAREHOLDERS. The stock transfer books of FMB shall be closed as to holders of FMB Common Stock immediately prior to the Effective Time and no transfer of FMB Common Stock by any such holder shall thereafter be made or recognized. Until surrendered for exchange in accordance with the provisions of Section 3.1, each Certificate theretofore representing shares of FMB Common Stock (other than shares to be canceled pursuant to Sections 2.3 and 2.4) shall from and after the Effective Time represent for all purposes only the right to receive the consideration provided in Sections 2.1 and 2.5 in exchange therefor, subject, however, to the Surviving Corporation's obligation to pay any dividends or make any other distributions with a record date prior to the Effective Time which have been declared or made by FMB in respect of such shares of FMB Common Stock in accordance with the terms of this Agreement and which remain unpaid at the Effective Time. Whenever a dividend or other distribution is declared by CCBG on the CCBG Common Stock, the record date for which is at or after the Effective Time, the declaration shall include dividends or other distributions on all shares of CCBG Common Stock issuable pursuant to this Agreement. No dividend or other distribution payable to the holders of record of CCBG Common Stock as of any time subsequent to the Effective Time shall be delivered to the holder of any Certificate until such holder surrenders such Certificate for exchange as provided in Section 3.1.
However, upon surrender of such Certificate, both the CCBG Common Stock certificate (together with all such undelivered dividends or other distributions, without interest) and any undelivered dividends and cash payments payable hereunder (without interest) shall be delivered and paid with respect to each share represented by such Certificate.


                                   ARTICLE 4

                     REPRESENTATIONS AND WARRANTIES OF FMB

     FMB hereby represents and warrants to CCBG as follows:

     4.1 ORGANIZATION, STANDING, AND POWER. FMB is a state chartered bank duly organized, validly existing, and in good standing under the Laws of the State of Georgia, and has the corporate power and authority to carry on its business as now conducted and to own, lease and operate its Assets. FMB is duly qualified or licensed to transact business in good standing in the jurisdictions where the character of its Assets or the nature or conduct of its business requires it to be so qualified or licensed, except for such jurisdictions in which the failure to be so qualified or licensed is not reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect. The minute books and other organizational documents and corporate records for FMB have been made available to CCBG for its review and, except as disclosed in Section 4.1 of the FMB Disclosure Memorandum, are true and complete in all material respects as in effect as of the date of this Agreement and accurately reflect in all material respects all amendments thereto and all proceedings of the Board of Directors and shareholders thereof.

     4.2   AUTHORITY OF FMB; NO BREACH BY AGREEMENT.

          (a) FMB has the corporate power and authority necessary to execute, deliver, and perform its obligations under this Agreement and to consummate the transactions contemplated hereby. The execution, delivery, and performance of this Agreement and the consummation of the transactions contemplated herein, including the Mergers, have been duly and validly authorized by all necessary corporate action in respect thereof on the part of FMB, subject to the approval of this Agreement by the holders of two-thirds of the outstanding shares of FMB Common Stock, which is the only shareholder vote required for approval of this Agreement and consummation of the Mergers by FMB. Subject to such requisite shareholder approval, this Agreement represents a legal, valid, and binding obligation of FMB, enforceable against FMB in accordance with its terms (except in all cases as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, receivership, conservatorship, moratorium, or similar Laws affecting the enforcement of creditors' rights generally and except that the availability of the equitable remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding may be brought).

          (b) Neither the execution and delivery of this Agreement by FMB, nor the consummation by FMB of the transactions contemplated hereby, nor compliance by FMB with any of the provisions hereof, will (i) conflict with or result in a breach of any provision of FMB's Articles of Incorporation or Bylaws or any resolution adopted by the board of directors or the shareholders of FMB, or (ii) except as disclosed in Section 4.2 of the FMB Disclosure Memorandum, constitute or result in a Default under, or require any Consent pursuant to, or result in the creation of any Lien on any Asset of FMB under, any Contract or Permit of FMB, where such Default or Lien, or any failure to obtain such Consent, is reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect or where such event would cause a breach hereof or a Default hereunder, or (iii) subject to receipt of the requisite Consents referred to in Section 8.1(b), constitute or result in a Default under, or require any Consent pursuant to, any Law or Order applicable to FMB or its material Assets (including any CCBG Entity or FMB becoming subject to or liable for the payment of any Tax on any of the Assets owned by any CCBG Entity or FMB being reassessed or revalued by any Taxing authority), where such Default, or any failure to obtain such Consent, is reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect or where such event would cause a breach hereof or a Default hereunder.

          (c) Except for the Consents referred to in Section 8.1(b), no notice to, filing with, or Consent of, any public body or authority is necessary for the consummation by FMB of the Mergers and the other transactions contemplated in this Agreement.

     4.3   CAPITAL STOCK.

          (a) The authorized capital stock of FMB consists of 50,000 shares of FMB Common Stock, of which 50,000 shares are issued and outstanding as of the date of this Agreement and not more than 50,000 shares will be issued and outstanding at the Effective Time. All of the issued and outstanding shares of capital stock of FMB are duly and validly issued and outstanding and are fully paid and nonassessable under the OCGA. None of the outstanding shares of capital stock of FMB has been issued in violation of any preemptive rights of the current or past shareholders of FMB.

          (b)  Except as set forth in Section 4.3(a), or as disclosed in
Section 4.3(b) of the FMB Disclosure Memorandum, there are no shares of capital stock or other equity securities of FMB outstanding and no outstanding Equity Rights relating to the capital stock of FMB.

     4.4 INVESTMENTS; NO SUBSIDIARIES. Except as set forth in Section 4.4 of the FMB Disclosure Memorandum, FMB does not own, directly or indirectly, any shares of common stock of any corporation or any equity investment in any partnership, association, or other business organization.

     4.5 FINANCIAL STATEMENTS. Each of the FMB Financial Statements was prepared in accordance with GAAP applied on a consistent basis throughout the periods involved (except as may be indicated in the notes to such financial statements or, in the case of unaudited interim statements, as disclosed in
Section 4.5 of the FMB Disclosure Memorandum), and fairly presents in all material respects the financial position of FMB as at the respective dates and the consolidated results of operations and cash flows for the periods indicated, except that the unaudited interim financial statements were or are subject to normal and recurring year-end adjustments which were not or are not expected to be material in amount or effect.

     4.6 ABSENCE OF UNDISCLOSED LIABILITIES. FMB has no Liabilities that are reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, except Liabilities which are accrued or reserved against in the consolidated balance sheets of FMB as of December 31, 2003, included in the FMB Financial Statements delivered prior to the date of this Agreement or reflected in the notes thereto. Except as set forth in Section
4.6 of the FMB Disclosure Memorandum, FMB has not incurred or paid any Liability since December 31, 2003, except for such Liabilities incurred or paid (i) in the ordinary course of business consistent with past business practice or which are not reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, or (ii) in connection with the transactions contemplated by this Agreement.

     4.7 ABSENCE OF CERTAIN CHANGES OR EVENTS. Since December 31, 2003, except as disclosed in the FMB Financial Statements delivered prior to the date of this Agreement or as disclosed in Section 4.7 of the FMB Disclosure Memorandum, (i) there have been no events, changes, or occurrences which have had, or are reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, and (ii) FMB has not taken any action, or failed to take any action, prior to the date of this Agreement, which action or failure, if taken after the date of this Agreement, would represent or result in a material breach or violation of any of the covenants and agreements of FMB provided in Article 6.

     4.8   TAX MATTERS.

          (a) Filing of Tax Returns. FMB has timely filed with the appropriate taxing authorities all returns (including, without limitation, information returns and other material information) in respect of Taxes required to be filed through the date hereof. All such returns are, and the information contained therein is, complete and accurate in all material respects. Except as specified in Section 4.8(a) of the FMB Disclosure Memorandum, FMB has not requested any extension of time within which to file returns (including, without limitation, information returns) in respect of any Taxes. FMB has made available to CCBG copies of such portions of the federal, state, foreign and local income tax returns of FMB for the last four years that relate to FMB.

          (b) Payment of Taxes. All Taxes in respect of periods beginning before the date hereof (i) if due and payable, have been timely paid, (ii) if not yet due and payable, have an adequate reserve established therefor in accordance with GAAP, as set forth in Section 4.8(b) of the FMB Disclosure Memorandum, or (iii) are being contested in good faith by FMB pursuant to appropriate proceedings which are being diligently pursued and an adequate reserve therefor has been established in accordance with GAAP, as set forth in Section 4.8(b) of the FMB Disclosure Memorandum. FMB does not have any material liability for Taxes in excess of the amounts so paid or reserves so established. FMB has, within the time and manner prescribed by applicable law, rules and regulations, withheld and paid over to the proper taxing or other governmental authorities all Taxes required to be withheld and paid over. Except (i) acts, events or omissions that are ordinary business activities, (ii) to the extent relating to income FMB receives after the Closing, or (iii) as set forth in Section 4.8(b) of the FMB Disclosure Memorandum, no acts, events or omissions have occurred on or before the Closing Date that would result in material Taxes for which FMB is or may become liable that will apply in a period or a portion thereof beginning on or after the Closing Date.

          (c) Audit History. Except as set forth in Section 4.8(c) of the FMB Disclosure Memorandum, there are no deficiencies for Taxes claimed, proposed or assessed that have not yet been fully and finally resolved and, if such resolution required payment of any Taxes, such payment has been made. Except as set forth in Section 4.8(c) of the FMB Disclosure Memorandum, there are no pending or, to the best of FMB's Knowledge, threatened audits, investigations or claims for or relating to Taxes, and there are no matters under discussion with any taxing or other governmental authority with respect to Taxes, in each case, that, in the reasonable judgment of FMB or its tax advisers, likely to result in a material additional amount of Taxes. Audits of federal, state, foreign and local returns for Taxes of FMB by the relevant taxing authorities have been completed for each period set forth in Section 4.8(c) of the FMB Disclosure Memorandum. Except as set forth in Section 4.8(c) of the FMB Disclosure Memorandum, no extension of a statute of limitations relating to Taxes is in effect with respect to FMB.

          (d)  Tax Elections.

               (1) All material elections with respect to Taxes affecting FMB that are effective as of the date hereof are set forth in Section 4.8(d) of the FMB Disclosure Memorandum. FMB elected to be subject to Subchapter S of the Internal Revenue Code effective as July 1, 1998, and such election is presently in effect.

               (2) Except as set forth in Schedule 4.8(d) of the FMB Disclosure Memorandum, FMB: (i) has not agreed, and is not required, to make any adjustment under Section 481(a) of the Code by reason of a change in accounting method or otherwise; or (ii) has not made an election, and is not required, to treat any asset of FMB as owned by another person pursuant to the provisions of Section 168(f)(8) of the Internal Revenue Code of 1954, as amended and in effect immediately prior to the enactment of the Tax Reform Act of 1986, (iii) does not own tax-exempt bond financed property within the meaning of Section 168(g) of the Code and (iv) does not own tax-exempt use property within the meaning of Section 168(h)(1) of the Code.

          (e) Tax Rulings/Binding Agreement. FMB has not requested or received any ruling from any taxing authority, or signed any binding agreement with any taxing authority (including, without limitation, any advance pricing agreement), that would affect the amount of Taxes after the Closing Date.

          (f) Power of Attorney. Except as set forth in Section 4.8(f) of the FMB Disclosure Memorandum, there is no power of attorney granted by FMB relating to Taxes that is currently in force.

          (g) Prior Affiliated Groups. Section 4.8(g) of the FMB Disclosure Memorandum lists all combined consolidated or unitary groups of which FMB has been a member and which has filed a combined, consolidated or unitary return for federal, state, local or foreign tax purposes.

          (h) Tax-Sharing Agreements. FMB is not a party to a tax-sharing agreement or any similar arrangement.

          (i) Existing Partnerships and Single Member LLCs. Except as set forth in Section 4.8(i) of the FMB Disclosure Memorandum, FMB (i) is not subject to any joint venture, partnership or other agreement or arrangement which is treated as a partnership for federal income tax purposes, (ii) does not own a single member limited liability company which is treated as a disregarded entity, or
(iii) does not own a qualified Subchapter S subsidiary which is treated as a disregarded entity under the Code.

          (j) Parachute Payments. Except as set forth in Section 4.8(j) of the FMB Disclosure Memorandum, FMB has not made or become obligated to make, or will, as a result of any event connected with the acquisition of FMB by CCBG or any other transaction contemplated herein, make or become obligated to make, any "excess parachute payment" as defined in Section 280G of the Code (without regard to subsection (b)(4) thereof).

          (k) Debt or Stock of Acquiring Group. FMB does not own any debt obligation or any shares issued by any member of CCBG.

          (l) Permanent Establishment. FMB does not have, and has not had, a permanent establishment in any foreign country, as defined in any applicable tax treaty or convention between the United States of America and any such foreign country. Except as set forth in Section 4.8(a) of the FMB Disclosure Memorandum, FMB has not derived income from or operated a trade or business in any foreign country, state or locality.

          (m) Security for Tax-Exempt Obligations. None of the assets of FMB directly or indirectly secures any debt, the interest on which is tax-exempt under Section 103(a) of the Code.

          (n) U.S. Real Property Holding Corporation. FMB is not, and has not been, a United States real property holding corporation (as defined in Section 897(c)(2) of the Code) during the applicable period specified in
Section 897(c)(1)(A)(ii) of the Code.

          (o) Tax Ownership. Each asset with respect to which FMB claims depreciation, amortization or similar expense for Tax purposes is owned for Tax purposes by FMB.

          (p) Tax Qualification as a Reorganization. Neither FMB nor any Affiliate thereof has taken or agreed to take any action or has any Knowledge of any fact or circumstance that is reasonably likely to (i) prevent the Mergers from qualifying as a reorganization within the meaning of Section 368(a) of the Code, or (ii) materially impede or delay receipt of any Consents of Regulatory Authorities referred to in Section 8.1(b) or result in the imposition of a condition or restriction of the type referred to in the last sentence of such Section.

          (q) Unpaid Tax. Except as set forth in Section 4.8(q) of the FMB Disclosure Memorandum, the unpaid Taxes of FMB do not exceed the reserve for Tax liability (excluding any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth or included in FMB's most recent balance sheet by a significant amount as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of FMB.

         (r) Timing Differences. Except as set forth in Section 4.8(r) of the FMB Disclosure Memorandum, no significant item of income or gain reported by FMB for financial accounting purposes in any pre-closing period is required to be included in taxable income for a post-closing period.

     4.9 ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowances for possible loan and lease credit losses (collectively, the "Allowance") shown on the balance sheet of FMB immediately prior to the Effective Time will be, as of the date thereof, a minimum of 1.75% of total loans of FMB and shall be adequate (within the meaning of GAAP and applicable regulatory requirements or guidelines) to provide for all known or reasonably anticipated losses relating to or inherent in the loan and lease portfolio (including accrued interest receivables) of FMB and other extensions of credit (including letters of credit) by FMB as of the dates thereof.

     4.10  ASSETS.

          (a) Except as disclosed in Section 4.10 of the FMB Disclosure Memorandum or as disclosed or reserved against in the FMB Financial Statements delivered prior to the date of this Agreement, FMB has good, marketable, and insurable title, free and clear of all Liens, to all of its Assets. All tangible properties used in the businesses of FMB are in good condition, reasonable wear and tear excepted, and are usable in the ordinary course of business consistent with FMB's past practices.

          (b) All Assets which are material to FMB's business, held under leases or subleases by FMB, are held under valid Contracts enforceable by FMB in accordance with their respective terms (except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other Laws affecting the enforcement of creditors' rights generally and except that the availability of the equitable remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceedings may be brought), there are no defaults underneath such Contract and no event(s) has occurred, which with the giving of notice or passage of time would cause such a default to occur, and each such Contract is in full force and effect.

          (c) FMB currently maintains insurance similar in amounts, scope, and coverage to that maintained by other peer banking organizations. FMB has not received notice from any insurance carrier that (i) any policy of insurance will be canceled or that coverage thereunder will be reduced or eliminated, or (ii) premium costs with respect to such policies of insurance will be substantially increased. There are presently no claims for amounts exceeding in any individual case $10,000, or in the aggregate $100,000, pending under such policies of insurance and no notices of claims in excess of such amounts have been given by FMB under such policies.

          (d) The Assets of FMB include all material Assets required to operate the business of FMB as presently conducted.

          (e) Except as disclosed and described in detail in Section 4.10(e) of the FMB Disclosure Memorandum, FMB does not hold any deposits or has not made any loans to any individuals or related group of individuals which
(i) in the case of deposits, individually or in the aggregate exceed $15 million or (ii) in the case of loans, individually or in the aggregate exceed $7.5 million.

          (f) There are no leases, subleases, licenses, concessions, or other agreements, written or oral, granting to any party or parties the right of use or occupancy of any real property owned or leased by FMB, including FMB's banking facilities and all other real estate or foreclosed properties and any improvements thereon (collectively, the "Real Property") except as set forth in Section 4.10(f) of the FMB Disclosure Memorandum.

          (g) Except as set forth in Section 4.10(g) of the FMB Disclosure Memorandum, there are no outstanding contracts for sale, options or rights of first refusal to purchase any Real Property or any portion thereof or interest therein.

          (h) There are no parties (other than FMB) in possession of any Real Property, other than tenants under any leases disclosed in Section 4.10(h) of the FMB Disclosure Memorandum who are in possession of space to which they are entitled.

          (i) Each real property owned or leased by FMB and which is used in the ordinary course of FMB's banking business is supplied with utilities and other services necessary for the operation of such facilities, including gas, electricity, water, telephone, sanitary sewer, and storm sewer, all of which services are adequate in accordance with all applicable Law and are provided via public roads or via permanent, irrevocable, appurtenant easements benefiting such property.

          (j) Except as set forth in the FMB Disclosure Memorandum, each real property owned or leased by FMB and which is used in the ordinary course of FMB's banking business has direct vehicular access to a public road, or has access to a public road via permanent, irrevocable, appurtenant easements benefiting the parcel of real property.

     4.11 INTELLECTUAL PROPERTY. FMB owns or has a license to use all of the Intellectual Property used by FMB in the course of its business. FMB is the owner of or has a license to any Intellectual Property sold or licensed to a third party by FMB in connection with FMB's business operations, and FMB has the right to convey by sale or license any Intellectual Property so conveyed. FMB is not in Default under any of its Intellectual Property licenses. No proceedings have been instituted, or are pending or to the Knowledge of FMB threatened, which challenge the rights of FMB with respect to Intellectual Property used, sold or licensed by FMB in the course of its business, nor has any person claimed or alleged any rights to such Intellectual Property. The conduct of the business of FMB does not infringe any Intellectual Property of any other person.

Except as disclosed in Section 4.11 of the FMB Disclosure Memorandum, FMB is not obligated to pay any recurring royalties to any Person with respect to any such Intellectual Property. Except as disclosed in Section 4.11 of the FMB Disclosure Memorandum, to the Knowledge of FMB, no such officer, director or employee is party to any Contract with any Person other than FMB which requires such officer, director or employee to assign any interest in any Intellectual Property to any Person other than FMB or to keep confidential any trade secrets, proprietary data, customer information, or other business information of any Person other than FMB. Except as disclosed in Section
4.11 of the FMB Disclosure Memorandum, no officer, director or, to the Knowledge of FMB, any employee of FMB is party to any Contract which restricts or prohibits such officer, director or employee from engaging in activities competitive with any Person, including FMB.

     4.12  ENVIRONMENTAL MATTERS.

          (a) (i) Except as disclosed in Section 4.12 of the FMB Disclosure Memorandum, there are no actions, suits, demands, written notices, or other communications, claims, investigations, orders, or proceedings pending or to the Knowledge of FMB, threatened against FMB concerning any Real Property or any other property owned, leased, or operated by FMB now or in the past (1) relating to any Environmental Laws or (2) relating to the release, emission, discharge, spillage, or disposal, or to the threatened release, emission, discharge, spillage, or disposal, into the environment of any Hazardous Substance (collectively "Releases"), whether or not occurring at, on, under, or affecting (or potentially affecting) any Real Property or at any other property owned, leased, or operated by FMB now or in the past, including without limitation, arising from, relating to, or as a result of any written notices, demand letters, or requests for information from any governmental authority relating to any such Releases or liabilities under or violations of Environmental Laws which would be reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, as defined by Section 4.12(g). (ii) Except as described in Section 4.12 of the FMB Disclosure Statement, there is no reasonable basis for, or that could lead to, any such actions, suits, demands, orders, notices, claims, investigations, proceedings, or liabilities that are described in (a)(i) above, including but not limited to, arising from, relating to, or as a result of any present or past actions, activities, circumstances, conditions, events, or incidents which would be reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, as defined by Section 4.12(g).

          (b) Except as disclosed in Section 4.12 of the FMB Disclosure Statement, FMB, its Real Property, and any other property owned, leased, or operated by FMB now or in the past are, and have been, in compliance with all Environmental Laws, except for violations which are not reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, as defined by Section 4.12(g).

          (c) FMB has not used, stored, transported, disposed of, or arranged for the transportation or disposal of, Hazardous Substances on, from, or in connection with the Real Property or any property owned, leased, or operated by FMB now or in the past, and FMB has not transported or disposed of, or arranged for the transportation or disposal of, Hazardous Substances off site. There are no aboveground or underground storage tanks located either on the Real Property or, to the Knowledge of FMB, at any other property owned, leased, or operated by FMB now or in the past.

          (d) FMB, through its acts or omissions, has not caused, contributed to, or exacerbated Releases at the Real Property or at any other property owned, leased, or operated by FMB now or in the past where such Releases would be reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, as defined by Section 4.12(g).

          (e) Except as disclosed in Section 4.12 of the FMB Disclosure Memorandum, during the period of (1) FMB's ownership, lease, or operation of any property, including but not limited to the Real Property, now or in the past, or (2) FMB's holding of a security interest in any property, there have been no Releases of Hazardous Substances in, on, under, or affecting (or potentially affecting) such properties, where such Releases would be reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, as defined by Section 4.12(g), provided that as to clause
(2), such representation and warranty shall be subject to, and thereby limited by, the Knowledge of FMB. Except as otherwise provided in this
Section 4.12 or as disclosed in Section 4.12 of the FMB Disclosure Memorandum, to the Knowledge of FMB, prior to the period of (1) FMB's ownership, lease, or operation of any property, including but not limited to the Real Property, now or in the past, or (2) FMB's holding of a security interest in any property, there were no Releases of Hazardous Substances in, on, under, or affecting any such property where such Releases would be reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect, as defined by Section 4.12(g).

          (f) Except as disclosed in Section 4.12 of the FMB Disclosure Memorandum, there are no conditions or circumstances at the Real Property or at any other property owned, leased, or operated by FMB now or in the past which pose an unreasonable risk or threat to the environment, the health or safety of persons, or the market value of the Real Property.

          (g) For purposes of Section 4.12 of this Agreement, the term "FMB Material Adverse Effect" shall mean an event, change or occurrence which, individually or together with any other event, change or occurrence, has a material adverse impact on the condition or fair market value of the Real Property; provided further, however, that for the purposes of Section 4.12 of this Agreement, the term "FMB Material Adverse Effect" shall also have the meaning given in Section 10.1 of this Agreement.

     4.13 COMPLIANCE WITH LAWS. Except as disclosed in Section 4.13 of the FMB Disclosure Memorandum, FMB:

          (a) is not in Default under any of the provisions of its Articles of Incorporation or Bylaws (or other governing instruments);

          (b) is not in Default under any Laws, Orders, or Permits applicable to its business or employees conducting its business; or

          (c) since January 1, 2001, has not received any notification or communication from any agency or department of federal, state, or local government or any Regulatory Authority or the staff thereof (i) asserting that FMB is not in compliance with any of the Laws or Orders which such governmental authority or Regulatory Authority enforces, (ii) threatening to revoke any Permits, or (iii) requiring FMB to enter into or consent to the issuance of a cease and desist order, formal agreement, directive, commitment, or memorandum of understanding, or to adopt any Board resolution or similar undertaking, which restricts materially the conduct of its business or in any manner relates to its capital adequacy, its credit or reserve policies, its management, or the payment of dividends.

               Copies of all material reports, correspondence, notices and other documents relating to any inspection, audit, monitoring or other form of review or enforcement action by a Regulatory Authority have been made available to CCBG.

     4.14 LABOR RELATIONS. FMB is not the subject of any Litigation asserting that it has committed an unfair labor practice (within the meaning of the National Labor Relations Act or comparable state law) or seeking to compel it to bargain with any labor organization as to wages or conditions of employment, nor is FMB party to any collective bargaining agreement, nor is there any strike or other labor dispute involving FMB, pending or threatened, or to the Knowledge of FMB is there any activity involving FMB's employees seeking to certify a collective bargaining unit or engaging in any other organization activity.

     4.15  EMPLOYEE BENEFIT PLANS.

          (a) FMB has listed in Section 4.15 of the FMB Disclosure Memorandum, and, in addition thereto, has delivered or made available to CCBG prior to the execution of this Agreement copies (and will continue to make same available to CCBG after execution and after Closing, where necessary) of any and all pension, retirement, profit-sharing, deferred compensation, stock option, employee stock ownership, severance pay, vacation, bonus, or other incentive plan, all other written employee programs, arrangements, or agreements, including any employment agreement which may itself contain such provisions, all medical, vision, dental, or other health plans, all life insurance plans, and all other employee benefit plans or fringe benefit plans, including "employee benefit plans" as that term is defined in Section 3(3) of ERISA, currently adopted, maintained by, participated in, sponsored in whole or in part by, or contributed to by FMB or ERISA Affiliate (as defined below) thereof for the benefit of FMB's or any ERISA Affiliate's employees, retirees, dependents, spouses, directors, independent contractors, or any other beneficiaries (collectively "Participants") under which such Participants are eligible to participate or receive benefits (collectively, the "FMB Benefit Plans"). The FMB Benefit Plans documents delivered or made available to CCBG by FMB include true and complete copies of each plan, together with any amendments thereto, any trust agreements associated with an FMB Benefit Plan, together with any amendments thereto, any insurance or annuity contracts with respect to any FMB Benefit Plan, all summary plan descriptions with respect to any FMB Benefit Plan together with an amendments thereto, all Internal Revenue Service Forms 5500 (or variations thereof) together with any Schedule B and any other attachment thereto filed with respect to any FMB Benefit Plan (for each of the three most recent plan years for which filings have been made), all certified actuarial statements (for each of the three most recent plan years for which such statements have been prepared) with respect to any FMB Benefit Plan, any auditor's reports (for each of the three most recent plan years for which reports have been issued) with respect to any FMB Benefit Plan, all agreements or contracts entered into with any third party administrator or trustee with respect to any FMB Benefit Plan, and all agreements or contracts with any investment manager or investment advisor with respect to any FMB Benefit Plan. Any of the FMB Benefit Plans which is an "employee pension benefit plan," as that term is defined in Section 3(2) of ERISA, is referred to herein as a "FMB ERISA Plan." Each FMB ERISA Plan that is also a "defined benefit plan" (as defined in Section 414(j) of the Code) is referred to herein as a "FMB Pension Plan." No FMB Pension Plan is or has been a multiemployer plan within the meaning of Section 3(37) of ERISA.

          (b) Except as otherwise provided for or disclosed elsewhere in this Agreement, FMB, its agents, the trustees and other fiduciaries of the FMB Benefit Plans have, at all times, complied in all material respects with the applicable provisions of the FMB Benefit Plans, the Code and ERISA and with all agreements relating to the administration of such FMB Benefit Plans. Except as otherwise provided for or disclosed elsewhere in this Agreement, each FMB Benefit Plan has been administered and communicated to the Participants and beneficiaries in all material respects in accordance with its provisions, and all required annual reports, filings, disclosures, or other communications, which have been required to be made to the Participants and beneficiaries, other employees, the IRS, the U.S. Department of Labor, or any other applicable governmental agency, in connection with each Plan, pursuant to the Code, ERISA, or other applicable statute or regulation, have been made in a timely manner and no liability has been incurred on account of delinquent or incomplete compliance or failure to comply with such requirements. All amendments and actions required to bring the FMB ERISA Plans into conformity with all of the applicable provisions of ERISA and other applicable Laws have been made or taken with respect to those provisions of ERISA and other applicable Laws for which the time period for amendment or actions expired on or before the Closing Date. Any bonding required with respect to any FMB Benefit Plan in accordance with applicable provisions of ERISA has been obtained and is in full force and effect. Each FMB ERISA Plan, which is intended to be qualified under Section 401(a) of the Code has heretofore received a favorable determination letter from the Internal Revenue Service, and neither FMB nor any ERISA Affiliate is aware of any circumstances likely to result in revocation of any such favorable determination letter(s).

          (c)  Except as disclosed in Section 4.15 of the FMB Disclosure
Memorandum:

               (1) There are no actions, suits, investigations, arbitrations, or proceedings pending against any FMB Benefit Plan, against the assets of any of the trusts under such plans or the plan sponsor or the plan administrator, or, to the Knowledge of FMB and its officers, against any agent or fiduciary of any FMB Benefit Plan with respect to the operation of such plans (other than routine benefit claims);

               (2) To the Knowledge of FMB and its officers, neither FMB nor any ERISA Affiliate or any disqualified person (as defined in Section 4975 of the Code) have engaged in a transaction with respect to any FMB Benefit Plan that, assuming the taxable period of such transaction expired as of the date hereof, would subject FMB, its agents, the trustees or the other fiduciaries of the FMB Benefit Plans to a Tax imposed by either Section 4975 of the Code or any penalty under Section 502(i) of ERISA;

               (3) There have been no governmental audits of any FMB Benefit Plan within the last six (6) years that has resulted in any material penalties, fines, excise taxes, additional benefit accruals, and to the Knowledge of FMB and its officers, there are no threatened or pending governmental audits as of the date hereof and as of the date of Closing;

               (4) As contemplated by Section 7.14(b) below, the Farmers & Merchants Bank Profit Sharing Plan (the "FMB Profit Sharing Plan") shall be terminated on or before Closing without any additional cost, liability or expense to CCBG or to its Participants at or after termination of such plan (except for administrative service costs and professional fees to terminate same); and

               (5) FMB will not issue any stock, stock options or amend or terminate any FMB Benefit Plan subsequent to the date of this Agreement without the written consent of CCBG except as may be necessary to honor any pre-existing contract or to maintain the qualification of such FMB Benefit Plan in which case FMB shall promptly notify CCBG of such issuance, amendment or termination in writing prior to its implementation.

          (d) Except as otherwise provided for or disclosed elsewhere in this Agreement, no FMB Pension Plan has any "unfunded current liability," as that term is defined in Section 302(d)(8)(A) of ERISA, based on actuarial assumptions used for ongoing funding purposes, as set forth for such plan's most recent actuarial valuation. Since the date of the most recent actuarial valuation, there has been (i) no material change in the financial position of any FMB Pension Plan, (ii) no change in the actuarial assumptions with respect to any FMB Pension Plan, and (iii) no increase in benefits under any FMB ERISA Plan as a result of plan amendments. Neither any FMB Pension Plan nor any "single-employer plan," within the meaning of Section 4001(a)(15) of ERISA, currently or formerly maintained by FMB, or the single-employer plan of any entity which is considered one employer with FMB under Section 4001 of ERISA or Section 414 of the Code or Section 302 of ERISA (whether or not waived) (an "ERISA Affiliate") has an "accumulated funding deficiency" within the meaning of Section 412 of the Code or Section 302 of ERISA. Neither FMB nor any ERISA Affiliate has any outstanding liability under Section 4971 of the Code. FMB has not provided, nor is it required to provide, security to an FMB Pension Plan or to any single-employer plan of an ERISA Affiliate pursuant to Section 401(a)(29) of the Code.

          (e) Within the six-year period preceding the Effective Time, no Liability to the Pension Benefit Guaranty Corporation ("PBGC") under Subtitle C or D of Title IV of ERISA has been or is expected to be incurred by FMB with respect to any ongoing, frozen, or terminated single-employer plan or the single-employer plan of FMB or an ERISA Affiliate. Neither FMB nor any ERISA Affiliate has incurred any withdrawal Liability with respect to a multiemployer plan under Subtitle B of Title IV of ERISA (regardless of whether based on contributions of an ERISA Affiliate). No notice of a "reportable event," within the meaning of Section 4043 of ERISA for which the 30-day reporting requirement has not been waived, has been required to be filed for any FMB Pension Plan or by any ERISA Affiliate within the 12-month period ending on the date hereof. All premiums due the PBGC with respect to any FMB Pension Plan have been paid.

          (f) Except as disclosed in Section 4.15 of the FMB Disclosure Memorandum, neither FMB nor any ERISA Affiliate has any Liability for retiree health and life benefits under any of the FMB Benefit Plans and if there are any such plans, there are no restrictions on the rights of FMB or on any ERISA Affiliate to amend or terminate any such retiree health or benefit Plan without incurring any post-termination Liability thereunder, except for administrative costs and professional fees to terminate same).

          (g) Except as disclosed in Section 4.15 of the FMB Disclosure Memorandum, neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) result in any payment (including severance, unemployment compensation, golden parachute, change of control, or otherwise) becoming due to any director or any employee of FMB under any FMB Benefit Plan or otherwise, (ii) increase any benefits otherwise payable under any FMB Benefit Plan, or (iii) result in any acceleration of the time of payment or vesting of any such benefit.

          (h) Except as disclosed in Section 4.15 of the FMB Disclosure Memorandum, the actuarial present values of all accrued deferred compensation entitlements (including entitlements under any executive compensation, supplemental retirement, or employment agreement) of employees and former employees of any FMB and respective beneficiaries, other than entitlements accrued pursuant to funded retirement plans subject to the provisions of Sections 401(a) and/or 412 of the Code or Section 302 of ERISA, have been fully reflected on the FMB Financial Statements to the extent required by and in accordance with GAAP.

          (i) Except as disclosed in Section 4.15 of the FMB Disclosure Memorandum, no liability under any FMB Pension Plan has been funded or satisfied with the purchase of a contract from an insurance company that is not rated "A(Excellent)" or better by A.M. Best Company, Inc.

          (j) Except as disclosed in Section 4.15 of the FMB Disclosure Memorandum, no stock or other security issued by FMB forms or has formed a part of the assets of any FMB Benefit Plan.

     4.16 MATERIAL CONTRACTS. Except as disclosed in Section 4.16 of the FMB Disclosure Memorandum or otherwise reflected in the FMB Financial Statements, neither FMB, nor any of its Assets, businesses, or operations, is a party to, or is bound or affected by, or receives benefits under, (i) any employment, severance, termination, consulting, or retirement Contract providing for aggregate payments to any Person in any calendar year in excess of $50,000, (ii) any Contract relating to the borrowing of money by FMB or the guarantee by FMB of any such obligation (other than Contracts evidencing deposit liabilities, purchases of federal funds, fully-secured repurchase agreements, and Federal Home Loan Bank advances of depository institution Subsidiaries, trade payables and Contracts relating to borrowings or guarantees made in the ordinary course of business), (iii) any Contract which prohibits or restricts FMB from engaging in any business activities in any geographic area, line of business or otherwise in competition with any other Person, (iv) any Contract involving Intellectual Property (other than Contracts entered into in the ordinary course with customers and commercial "shrink-wrap" software licenses), (v) any Contract relating to the provision of data processing, network communication, or other technical services to or by FMB, (vi) any Contract relating to the purchase or sale of any goods or services (other than Contracts entered into in the ordinary course of business and involving payments under any individual Contract of less than $50,000), (vii) any exchange-traded or over-the-counter swap, forward, future, option, cap, floor, or collar financial Contract, or any other interest rate or foreign currency protection Contract not included on its balance sheet which is a financial derivative Contract, and (viii) any other Contract or amendment thereto that would be required to be filed with any relevant Regulatory Authority as of the date of this Agreement (together with all Contracts referred to in Sections 4.10 and 4.15(a), the "FMB Contracts"). With respect to each FMB Contract and except as disclosed in Section 4.16 of the FMB Disclosure Memorandum: (i) the Contract is in full force and effect;
(ii) FMB is neither in Default thereunder nor would be in Default thereunder as a result of this Agreement or the transaction contemplated herein; (iii) FMB has neither repudiated nor waived any material provision of any such Contract; and (iv) no other party to any such Contract is, to the Knowledge of FMB, in Default in any respect or has repudiated or waived any material provision thereunder. All of the indebtedness of FMB for money borrowed is prepayable at any time by FMB without penalty or premium. Except as disclosed in Section 4.16 of the FMB Disclosure Memorandum, FMB has no obligation or liability to any wholesale mortgage business ("Wholesale Mortgage Business") or to any Affiliate of such Persons to purchase, fund or extend credit with respect to any loans, extensions of credit, mortgages, or any participation or other interest therein originated, brokered or referred by or through such Persons. Except as described in Section 4.16 of the FMB Disclosure Memorandum, all Contracts to which FMB is a party may be terminated by FMB and its successors and assigns without penalty, charge, liability or further obligation.

     4.17 LEGAL PROCEEDINGS. Except as described in Section 4.17 of the FMB Disclosure Memorandum, there is no Litigation instituted or pending, or, to the

Knowledge of FMB, threatened (or unasserted but considered probable of assertion and which if asserted would have at least a reasonable probability of an unfavorable outcome) against FMB or any FMB Benefit Plan, or against any director or employee of FMB, in their capacity as such, or against any Asset, interest, or right of any of them, nor are there any Orders of any Regulatory Authorities, other governmental authorities, or arbitrators outstanding against FMB. Section 4.17 of the FMB Disclosure Memorandum contains a summary of all Litigation as of the date of this Agreement to which FMB is a party and which names FMB as a defendant or cross-defendant or for which FMB has any potential Liability.

     4.18 REPORTS. Except as set forth in Section 4.18 of the FMB Disclosure Memorandum, since January 1, 2001, or the date of organization if later, FMB has timely filed all reports and statements, together with any amendments required to be made with respect thereto, that it was required to file with Regulatory Authorities. As of their respective dates, each of such reports and documents, including the financial statements, exhibits, and schedules thereto, complied in all material respects with all applicable Laws. As of its respective date, each such report and document did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading.

     4.19 STATEMENTS TRUE AND CORRECT. No statement, certificate, instrument, or other writing furnished or to be furnished by FMB or any Affiliate thereof to CCBG pursuant to this Agreement or any other document, agreement, or instrument referred to herein contains or will contain any untrue statement of material fact or will omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. None of the information supplied or to be supplied by FMB or any Affiliate thereof for inclusion in the Registration Statement to be filed by CCBG with the SEC will, when the Registration Statement becomes effective, be false or misleading with respect to any material fact, or omit to state any material fact necessary to make the statements therein not misleading. None of the information supplied or to be supplied by FMB or any Affiliate thereof for inclusion in the Proxy Statement to be mailed to FMB shareholders in connection with the Shareholders' Meeting, and any other documents to be filed by FMB or any Affiliate thereof with the SEC or any other Regulatory Authority in connection with the transactions contemplated hereby, will, at the respective time such documents are filed, and with respect to the Proxy Statement, when first mailed to the shareholders of FMB, be false or misleading with respect to any material fact, or omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or, in the case of the Proxy Statement or any amendment thereof or supplement thereto, at the time of the Shareholders' Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Shareholders' Meeting. All documents that FMB or any Affiliate thereof is responsible for filing with any Regulatory Authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable Law.

      4.20 OPINION OF FINANCIAL ADVISOR. FMB has received the opinion of Trident Securities, Inc., dated the date of this Agreement, to the effect that the consideration to be received in the Mergers by the holders of FMB Common Stock is fair, from a financial point of view, to such holders, a signed copy of which has been delivered to CCBG.

     4.21 BOARD RECOMMENDATION. The Board of Directors of FMB, at a meeting duly called and held, has by unanimous vote of the directors present (who constituted all of the directors then in office) (i) determined that this Agreement and the transactions contemplated hereby, including the Mergers, taken together, are fair to and in the best interests of the shareholders and (ii) resolved to recommend that the holders of the shares of FMB Common Stock approve this Agreement.


                                 ARTICLE 5

                   REPRESENTATIONS AND WARRANTIES OF CCBG

     CCBG hereby represents and warrants to FMB as follows:

     5.1 ORGANIZATION, STANDING, AND POWER. CCBG and CCB each is a corporation duly organized, validly existing, and in good standing under the Laws of the State of Florida, and has the corporate power and authority to carry on its business as now conducted and to own, lease and operate its material Assets. CCBG and CCB each is duly qualified or licensed to transact business in good standing in the jurisdictions where the character of its Assets or the nature or conduct of its business requires it to be so qualified or licensed, except for such jurisdictions in which the failure to be so qualified or licensed is not reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect. Interim shall be, upon formation, a corporation duly organized, validly existing, and in good standing under the Laws of the State of Georgia, and will have the corporate power and authority to fulfill its obligations under the Bank Plan of Merger.

     5.2   AUTHORITY OF CCBG; NO BREACH BY AGREEMENT.

          (a) CCBG has the corporate power and authority necessary to execute, deliver and perform its obligations under this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated herein, including the Mergers, have been duly and validly authorized by all necessary corporate action in respect thereof on the part of CCBG, subject to receipt of the requisite Consents referred to in Section 8.1(b). This Agreement represents a legal, valid, and binding obligation of CCBG, enforceable against CCBG in accordance with its terms (except in all cases as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, receivership, conservatorship, moratorium, or similar Laws affecting the enforcement of creditors' rights generally and except that the availability of the equitable remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding may be brought).

          (b) Neither the execution and delivery of this Agreement by CCBG, nor the consummation by CCBG of the transactions contemplated hereby, nor compliance by CCBG with any of the provisions hereof, will (i) conflict with or result in a breach of any provision of CCBG's Articles of Incorporation or Bylaws, or (ii) subject to receipt of the requisite Consents referred to
Section 8.1(b), constitute or result in a Default under, or require any Consent pursuant to, or result in the creation of any Lien on any Asset of any CCBG Entity under, any Contract or Permit of any CCBG Entity, where such Default or Lien, or any failure to obtain such Consent, is reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, or, (iii) subject to receipt of the requisite Consents referred to in Section 8.1(b), constitute or result in a Default under, or require any Consent pursuant to, any Law or Order applicable to any CCBG Entity or any of their respective material Assets (including any CCBG Entity or FMB becoming subject to or liable for the payment of any Tax or any of the Assets owned by any CCBG Entity or FMB being reassessed or revalued by any Taxing authority).

          (c) Other than in connection or compliance with the provisions of the Securities Laws, applicable state corporate and securities Laws, and rules of the NASD, and other than Consents required from Regulatory Authorities, and other than notices to or filings with the Internal Revenue Service or the Pension Benefit Guaranty Corporation with respect to any employee benefit plans, or under the HSR Act, and other than Consents, filings, or notifications which, if not obtained or made, are not reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, no notice to, filing with, or Consent of, any public body or authority is necessary for the consummation by CCBG of the Mergers and the other transactions contemplated in this Agreement.

     5.3   CAPITAL STOCK.

          (a) The authorized capital stock of CCBG consists of (i) 90,000,000 shares of CCBG Common Stock, of which 13,274,582 shares are issued and outstanding as of the date of this Agreement, and (ii) 3,000,000 shares of CCBG Preferred Stock, none of which are issued and outstanding. All of the issued and outstanding shares of CCBG Capital Stock are, and all of the shares of CCBG Common Stock to be issued in exchange for shares of FMB Common Stock upon consummation of the Mergers, when issued in accordance with the terms of this Agreement, will be, duly and validly issued and outstanding and fully paid and nonassessable under the FBCA. None of the outstanding shares of CCBG Capital Stock has been, and none of the shares of CCBG Common Stock to be issued in exchange for shares of FMB Common Stock upon consummation of the Mergers will be, issued in violation of any preemptive rights of the current or past shareholders of CCBG.

Except as set forth in Section 5.3(a), or as provided pursuant to the CCBG Stock Plans, or as disclosed in Section 5.3 of the CCBG Disclosure

Memorandum, there are no shares of capital stock or other equity securities outstanding and no outstanding Equity Rights relating to the capital stock of CCBG.

     5.4 CCBG SUBSIDIARIES. CCBG has disclosed in Section 5.4 of the CCBG Disclosure Memorandum all of its Significant Subsidiaries as of the date of this Agreement that are corporations and all of the CCBG Subsidiaries that are general or limited partnerships or other non-corporate entities. Each CCBG Subsidiary that is a depository institution is an "insured institution" as defined in the Federal Deposit Insurance Act and applicable regulations thereunder.

     5.5   SEC FILINGS; FINANCIAL STATEMENTS.

          (a) CCBG has timely filed and made available to FMB all SEC Documents required to be filed by CCBG since December 31, 2001 (the "CCBG SEC Reports"). The CCBG SEC Reports (i) at the time filed, complied in all material respects with the applicable requirements of the Securities Laws and other applicable Laws and (ii) did not, at the time they were filed (or, if amended or superseded by a filing prior to the date of this Agreement, then on the date of such filing) contain any untrue statement of a material fact or omit to state a material fact required to be stated in such CCBG SEC Reports or necessary in order to make the statements in such CCBG SEC Reports, in light of the circumstances under which they were made, not misleading.

          (b) Each of the CCBG Financial Statements (including, in each case, any related notes) contained in the CCBG SEC Reports, including any CCBG SEC Reports filed after the date of this Agreement until the Effective Time, complied as to form in all material respects with the applicable published rules and regulations of the SEC with respect thereto, was prepared in accordance with GAAP applied on a consistent basis throughout the periods involved (except as may be indicated in the notes to such financial statements or, in the case of unaudited interim statements, as permitted by Form 10-Q of the SEC), and fairly presented in all material respects the consolidated financial position of CCBG and its Subsidiaries as at the respective dates and the consolidated results of operations and cash flows for the periods indicated, except that the unaudited interim financial statements were or are subject to normal and recurring year-end adjustments which were not or are not expected to be material in amount or effect.

     5.6 ABSENCE OF UNDISCLOSED LIABILITIES. Except as disclosed in the CCBG Disclosure Memorandum, no CCBG Entity has any Liabilities that are reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, except Liabilities which are accrued or reserved against in the consolidated balance sheets of CCBG as of December 31, 2003, included in the CCBG Financial Statements delivered prior to the date of this Agreement or reflected in the notes thereto. No CCBG Entity has incurred or paid any Liability since December 31, 2003, except for such Liabilities incurred or paid (i) in the ordinary course of business consistent with past business practice or which are not reasonably likely to have, individually or in the aggregate, a

CCBG Material Adverse Effect or (ii) in connection with the transactions contemplated by this Agreement.

     5.7 ABSENCE OF CERTAIN CHANGES OR EVENTS. Since December 31, 2003, except as disclosed in the CCBG Financial Statements delivered prior to the date of this Agreement or as disclosed in Section 5.7 of the CCBG Disclosure Memorandum, (i) there have been no events, changes or occurrences which have had, or are reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, and (ii) the CCBG Entities have not taken any action, or failed to take any action, prior to the date of this Agreement, which action or failure, if taken after the date of this Agreement, would represent or result in a material breach or violation of any of the covenants and agreements of CCBG provided in Article 6.

     5.8 ALLOWANCE FOR POSSIBLE LOAN LOSSES. In the opinion of management of CCBG, the Allowance shown on the consolidated balance sheets of CCBG included in the most recent CCBG Financial Statements dated prior to the date of this Agreement was, and the Allowance shown on the consolidated balance sheets of CCBG included in the CCBG Financial Statements as of dates subsequent to the execution of this Agreement will be, as of the dates thereof, adequate (within the meaning of GAAP and applicable regulatory requirements or guidelines) to provide for all known or reasonably anticipated losses relating to or inherent in the loan and lease portfolios (including accrued interest receivables) of the CCBG Entities and other extensions of credit (including letters of credit) by the CCBG Entities as of the dates thereof.

     5.9 INTELLECTUAL PROPERTY. Each CCBG Entity owns or has a license to use all of the Intellectual Property used by such CCBG Entity in the course of its business. Each CCBG Entity is the owner of or has a license to any Intellectual Property sold or licensed to a third party by such CCBG Entity in connection with such CCBG Entity's business operations, and such CCBG Entity has the right to convey by sale or license any Intellectual Property so conveyed. No CCBG Entity is in Default under any of its Intellectual Property licenses. No proceedings have been instituted, or are pending or to the Knowledge of CCBG threatened, which challenge the rights of any CCBG Entity with respect to Intellectual Property used, sold or licensed by such CCBG Entity in the course of its business, nor has any person claimed or alleged any rights to such Intellectual Property. The conduct of the business of the CCBG Entities does not infringe any Intellectual Property of any other person. Except as disclosed in Section 5.9 of the CCBG Disclosure Memorandum, no CCBG Entity is obligated to pay any recurring royalties to any Person with respect to any such Intellectual Property. To the Knowledge of CCBG, no such officer, director or employee is party to any Contract with any Person other than a CCBG Entity which requires such officer, director or employee to assign any interest in any Intellectual Property to any Person other than a CCBG Entity or to keep confidential any trade secrets, proprietary data, customer information, or other business information of any Person other than a CCBG Entity. Except as disclosed in Section 5.9 of the CCBG Disclosure Memorandum, no officer, director or, to the Knowledge of CCBG, any employee of any CCBG Entity is party to any Contract which restricts or prohibits such officer, director or employee from engaging in activities competitive with any Person, including any CCBG Entity.

     5.10 COMPLIANCE WITH LAWS. Each CCBG Entity has in effect all Permits necessary for it to own, lease or operate its material Assets and to carry on its business as now conducted, except for those Permits the absence of which are not reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, and there has occurred no Default under any such Permit, other than Defaults which are not reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect. Except as disclosed in Section 5.10 of the CCBG Disclosure Memorandum, none of the CCBG
Entities:

          (a) is in Default under its Articles of Incorporation or Bylaws (or other governing instruments); or

          (b) is in Default under any Laws, Orders or Permits applicable to its business or employees conducting its business, except for Defaults which are not reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect; or

          (c) since January 1, 2001, has received any notification or communication from any agency or department of federal, state, or local government or any Regulatory Authority or the staff thereof (i) asserting that any CCBG Entity is not in compliance with any of the Laws or Orders which such governmental authority or Regulatory Authority enforces, where such noncompliance is reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, (ii) threatening to revoke any Permits, the revocation of which is reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, or (iii) requiring any CCBG Entity to enter into or consent to the issuance of a cease and desist order, formal agreement, directive, commitment or memorandum of understanding, or to adopt any Board resolution or similar undertaking, which restricts materially the conduct of its business, or in any manner relates to its capital adequacy, its credit or reserve policies, its management, or the payment of dividends.

     5.11 LEGAL PROCEEDINGS. Except as disclosed in Section 5.11 of the CCBG Disclosure Memorandum, there is no Litigation instituted or pending, or, to the Knowledge of CCBG, threatened (or unasserted but considered probable of assertion and which if asserted would have at least a reasonable probability of an unfavorable outcome) against any CCBG Entity or employee benefit plan of any CCBG Entity, or against any director or employee of any CCBG Entity, in their capacity as such, or against any Asset, interest, or right of any of them, that is reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect, nor are there any Orders of any Regulatory Authorities, other governmental authorities, or arbitrators outstanding against any CCBG Entity, that are reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect.

     5.12 REPORTS. Since January 1, 2001, or the date of organization if later, each CCBG Entity has filed all reports and statements, together with any amendments required to be made with respect thereto, that it was required to file with Regulatory Authorities (except, in the case of state securities authorities, failures to file which are not reasonably likely to have, individually or in the aggregate, a CCBG Material Adverse Effect). As of their respective dates, each of such reports and documents, including the financial statements, exhibits, and schedules thereto, complied in all material respects with all applicable Laws. As of its respective date, each such report and document did not, in all material respects, contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they were made, not misleading.

     5.13 STATEMENTS TRUE AND CORRECT. No statement, certificate, instrument or other writing furnished or to be furnished by any CCBG Entity or any Affiliate thereof to FMB pursuant to this Agreement or any other document, agreement or instrument referred to herein contains or will contain any untrue statement of material fact or will omit to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. None of the information supplied or to be supplied by any CCBG Entity or any Affiliate thereof for inclusion in the Registration Statement to be filed by CCBG with the SEC, will, when the Registration Statement becomes effective, be false or misleading with respect to any material fact, or omit to state any material fact necessary to make the statements therein not misleading. None of the information supplied or to be supplied by any CCBG Entity or any Affiliate thereof for inclusion in the Proxy Statement to be mailed to FMB shareholders in connection with the Shareholders' Meeting, and any other documents to be filed by any CCBG Entity or any Affiliate thereof with the SEC or any other Regulatory Authority in connection with the transactions contemplated hereby, will, at the respective time such documents are filed, and with respect to the Proxy Statement, when first mailed to the shareholders of FMB, be false or misleading with respect to any material fact, or omit to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or, in the case of the Proxy Statement or any amendment thereof or supplement thereto, at the time of the Shareholders' Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Shareholders' Meeting. All documents that any CCBG Entity or any Affiliate thereof is responsible for filing with any Regulatory Authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable Law.

     5.14 ACCOUNTING, TAX AND REGULATORY MATTERS. No CCBG Entity or any Affiliate thereof has taken or agreed to take any action or has any Knowledge of any fact or circumstance that is reasonably likely to (i) prevent the Mergers from qualifying as a reorganization within the meaning of Section 368(a) of the Code, or (ii) materially impede or delay receipt of any Consents of Regulatory Authorities referred to in Section 8.1(b) or result in the imposition of a condition or restriction of the type referred to in the last sentence of such Section. All Tax Returns required to be filed by or on behalf of any of the CCBG Entities have been timely filed or requests for extensions have been timely filed, granted and have not expired for periods ended on or before December 31, 2003, and on or before the day of the most recent fiscal year end immediately preceding the Effective Time, except to the extent that all such failures to file, taken together, are not reasonably likely to have a CCBG Material Adverse Effect and all such Tax Returns filed are complete and accurate in all material respects. All Taxes shown on Tax Returns have been paid. As of the date of this Agreement, there is no audit examination, deficiency, or refund Litigation with respect to any Taxes, except as reserved against any CCBG Financial Statements delivered prior to the date of this Agreement or as disclosed in Section 5.14 of the CCBG Disclosure Memorandum. The provision for Taxes due or to become due for any of the CCBG Entities for the period or periods through and including the date of the respective CCBG Financial Statements has been made and is reflected on such CCBG Financial Statements and, to the Knowledge of CCBG, is sufficient to cover all such Taxes.


                                 ARTICLE 6

                  CONDUCT OF BUSINESS PENDING CONSUMMATION

     6.1 AFFIRMATIVE COVENANTS OF FMB. From the date of this Agreement until the earlier of the Effective Time or the termination of this Agreement, unless the prior written consent of CCBG shall have been obtained, and except as otherwise expressly contemplated herein, FMB shall continue to operate its business only in the usual, regular, and ordinary course, and in a manner designed to preserve intact its business organization and Assets and maintain its rights and franchises, and shall take no action which would (i) adversely affect the ability of any Party to obtain any Consents required for the transactions contemplated hereby without imposition of a condition or restriction of the type referred to in the last sentences of Section 8.1(b) or 8.1(c), or (ii) adversely affect the ability of any Party to perform its covenants and agreements under this Agreement.

     6.2 NEGATIVE COVENANTS OF FMB. From the date of this Agreement until the earlier of the Effective Time or the termination of this Agreement, unless the prior written consent of CCBG shall have been obtained, and except as otherwise expressly contemplated herein, FMB covenants and agrees that it will not do or agree or commit to do, any of the following:

          (a) amend the Articles of Incorporation, Bylaws or other governing instruments of FMB or, except as expressly contemplated by this Agreement; or

          (b) incur any additional debt obligation or other obligation for borrowed money in excess of an aggregate of $50,000 except in the ordinary course of the business of FMB consistent with past practices (which shall include, creation of deposit liabilities, purchases of federal funds and entry into repurchase agreements fully secured by U.S. government or agency securities), or impose, or suffer the imposition, on any Asset of FMB of any Lien or permit any such Lien to exist (other than in connection with deposits, repurchase agreements, bankers acceptances, "treasury tax and loan" accounts established in the ordinary course of business, the satisfaction of legal requirements in the exercise of trust powers, and Liens in effect as of the date hereof that are disclosed in the FMB Disclosure Memorandum); or

          (c) repurchase, redeem, or otherwise acquire or exchange (other than exchanges in the ordinary course under FMB Benefit Plans), directly or indirectly, any shares, or any securities convertible into any shares, of the capital stock of FMB, or except as consistent with past practice, declare or pay any dividend or make any other distribution in respect of FMB's capital stock that would cause FMB's net worth (as calculated in accordance with Section 8.2(f)) to fall below $30,000,000; or

          (d) except for this Agreement or as disclosed in Section 6.2(d) of the FMB Disclosure Memorandum, issue, sell, pledge, encumber, authorize the issuance of, enter into any Contract to issue, sell, pledge, encumber, or authorize the issuance of, or otherwise permit to become outstanding, any additional shares of FMB Common Stock, or any stock appreciation rights, or any option, warrant, or other Equity Right; or

          (e) adjust, split, combine or reclassify any capital stock of FMB or issue or authorize the issuance of any other securities in respect of or in substitution for shares of FMB Common Stock, or sell, lease, mortgage or otherwise dispose of or otherwise encumber any Asset having a book value in excess of $50,000 other than in the ordinary course of business for reasonable and adequate consideration; or

          (f) except for purchases of U.S. Treasury securities or U.S. Government agency securities, which in either case have maturities of one year or less, purchase any securities or make any material investment, either by purchase of stock or securities, contributions to capital, Asset transfers, or purchase of any Assets, in any Person, or otherwise acquire direct or indirect control over any Person, other than in connection with (i) foreclosures in the ordinary course of business, or (ii) acquisitions of control by a depository Subsidiary solely in its fiduciary capacity; or

          (g) (1) make any new loans or extensions of credit or renew, extend or renegotiate any existing loans or extensions of credit (i) with respect to properties or businesses outside of the current market area for FMB or to borrowers whose principal residence is outside of the current market area for FMB, (ii) that are unsecured in excess of $100,000, or (iii) that are secured in excess of $500,000; (2) purchase or sell (except for sales of single family residential first mortgage loans in the ordinary course of FMB's business for fair market value) any whole loans, leases, mortgages or any loan participations or agented credits or other interest therein, or (3) renew or renegotiate any loans or credits that are on any watch list and/or are classified or special mentioned or take any similar actions with respect to collateral held with respect to debts previously contracted or other real estate owned, except pursuant to safe and sound banking practices and with prior disclosure to CCB; provided, however, that FMB may, without the prior notice to or written consent of CCB, renew or extend existing credits on substantially similar terms and conditions as present at the time such credit was made or last extended, renewed or modified, for a period not to exceed one year and at rates not less than market rates for comparable credits and transactions and without any release of any collateral except as FMB is presently obligated under existing written agreements kept as part of FMB's official records; or

          (h) unless required by law, in accordance with past practice, or as disclosed Section 6.2(h) of the FMB Disclosure Memorandum, grant any increase in compensation or benefits to the employees or officers of FMB, pay any severance or termination pay or any bonus other than pursuant to written policies or written Contracts in effect on the date of this Agreement as disclosed in Section 6.2(h) of the FMB Disclosure Memorandum, enter into or amend any severance agreements with officers of FMB, grant any increase in fees or other increases in compensation or other benefits to directors of FMB, or voluntarily accelerate the vesting of any stock options or other stock-based compensation or employee benefits or other Equity Rights; or

          (i) enter into or amend any employment Contract between FMB and any Person (unless such amendment is required by Law) that FMB does not have the unconditional right to terminate without Liability (other than Liability for services already rendered), at any time on or after the Effective Time; or

          (j) adopt any new FMB Benefit Plan or terminate or withdraw from, or make any material change in or to, any existing FMB Benefit Plan other than any such change that is required by Law or that, in the opinion of counsel, is necessary or advisable to maintain the tax qualified status of any such plan, or make any distributions from such FMB Benefit Plans, except as required by Law, the terms of such plans or consistent with past practice; or

          (k) make any significant change in any Tax or accounting methods or systems of internal accounting controls, except as may be appropriate to conform to changes in Tax Laws or regulatory accounting requirements or GAAP; or

          (l) commence any Litigation other than in accordance with past practice, settle any Litigation involving any Liability of FMB for material money damages or restrictions upon the operations of FMB; or

          (m) except in the ordinary course of business and as expressly permitted in Section 6.2(g), enter into, modify, amend or terminate any material Contract calling for payments exceeding $50,000 or waive, release, compromise or assign any material rights or claims.

     6.3 COVENANTS OF CCBG. From the date of this Agreement until the earlier of the Effective Time or the termination of this Agreement, unless the prior written consent of FMB shall have been obtained, and except as otherwise expressly contemplated herein, CCBG covenants and agrees that it shall (a) continue to conduct its business and the business of its Subsidiaries in a manner designed in its reasonable judgment, to enhance the long-term value of the CCBG Capital Stock and the business prospects of the CCBG Entities and to the extent consistent therewith use all reasonable efforts to preserve intact the CCBG Entities' core businesses and goodwill with their respective employees and the communities they serve, and
(b) take no action which would (i) materially adversely affect the ability of any Party to obtain any Consents required for the transactions contemplated hereby without imposition of a condition or restriction of the type referred to in the last sentences of Section 8.1(b) or 8.1(c), or (ii) materially adversely affect the ability of any Party to perform its covenants and agreements under this Agreement; provided, that the foregoing shall not prevent any CCBG Entity from acquiring any Assets or other businesses or from discontinuing or disposing of any of its Assets or business if such action is, in the judgment of CCBG, desirable in the conduct of the business of CCBG and its Subsidiaries. CCBG further covenants and agrees that it will not amend or agree or commit to amend or permit any of its Subsidiaries to amend or agree or commit to amend, without the prior written consent of FMB, which consent shall not be unreasonably withheld, the Articles of Incorporation or Bylaws of CCBG, in each case, in any manner adverse to the holders of FMB Common Stock as compared to the rights of holders of CCBG Common Stock generally as of the date of this Agreement.

     6.4 ADVERSE CHANGES IN CONDITION. Each Party agrees to give written notice promptly to the other Party upon becoming aware of the occurrence or impending occurrence of any event or circumstance relating to it or any of its Subsidiaries which (i) is reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect or a CCBG Material Adverse Effect, as applicable, or (ii) would cause or constitute a breach of any of its representations, warranties, or covenants contained herein, and to use its reasonable efforts to prevent or promptly to remedy the same.

     6.5 REPORTS. Each Party and its Subsidiaries shall file all reports required to be filed by it with Regulatory Authorities between the date of this Agreement and the Effective Time and shall deliver to the other Party copies of all such reports promptly after the same are filed. If financial statements are contained in any such reports filed with the SEC, such financial statements will fairly present in all material respects the consolidated financial position of the entity filing such statements as of the dates indicated and the consolidated results of operations, changes in shareholders' equity, and cash flows for the periods then ended in accordance with GAAP (subject in the case of interim financial statements to normal recurring year-end adjustments that are not material). As of their respective dates, such reports filed with the SEC will comply in all material respects with the Securities Laws and will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. Any financial statements contained in any other reports to another Regulatory Authority shall be prepared in accordance with Laws applicable to such reports.

     6.6   TAXES.

          (a)  Actions Prior to Closing.

               (1) Termination of Existing Tax-Sharing Agreements. All tax-sharing agreements or similar arrangements involving FMB or to which FMB is a party shall be terminated with respect to FMB before the Closing Date, and, after the Closing Date, FMB shall not be bound thereby or have any liability thereunder.

               (2) Tax Elections. No new elections, and no changes in current elections, with respect to Taxes affecting FMB shall be made after the date of this Agreement without the prior written consent of CCBG, which consent shall not be unreasonably withheld.

               (3) Tax Certificates. On or before the Closing, FMB shall file all necessary applications to obtain (i) all forms, certificates and/or other instruments required in connection with the transfer and recording taxes and charges arising from the transactions contemplated by this Agreement, together with evidence satisfactory to CCBG that such transfer taxes and charges have been paid in full by FMB, and (ii) a clearance certificate or similar documents which may be required by any state taxing authority to relieve CCBG of any obligation to withhold any portion of payments to FMB pursuant to this Agreement, and shall diligently prosecute such applications after the Closing and shall furnish the clearance certificates and similar documents thus obtained to CCBG as promptly as practicable following the Closing.

               (4) Access to Books and Records. Between the date of the Agreement and the Closing Date, FMB shall give CCBG and its authorized representatives reasonable access to all books, records and returns of FMB and have its personnel and accountants available to respond to reasonable requests of CCBG and its authorized representatives.

          (b) Survival of Representations and Warranties. The representations and warranties of FMB contained in Section 4.8 of this Agreement shall survive the Closing until the expiration of the applicable statute of limitations (giving effect to any waiver or extension thereof), provided, however, CCBG shall not agree to any extension or waiver of any applicable statute of limitations without the prior written consent of the FMB shareholders, which consent shall not be unreasonably withheld.

          (c)  Filing of Tax Returns.

               (1) FMB shall prepare and timely file all income tax returns (including the Internal Revenue Service Form 1120S) for all periods ending on or before the Closing Date. All such returns shall be prepared in accordance with past practice (unless a contrary position is required by law) as to elections and accounting practices to the extent any position taken in such returns may affect the tax liability of FMB after the Closing. FMB shall discharge all tax liabilities shown on such returns. In connection with preparation of such returns, FMB shall prepare books and working papers (including a closing of the books as of the Closing Date) which shall clearly demonstrate the income and activities of FMB for the period ending on the Closing Date. FMB shall provide a copy of such returns to CCBG for its review at least 20 days before the filing of such returns. Neither FMB nor its shareholders shall file any amended return for a period ending on or before the Closing without CCBG's consent (which consent shall not be unreasonably withheld) if the filing of any such amended return may affect the tax liability of FMB or for which CCBG is or may become liable.

               (2) CCBG shall prepare and timely file all tax returns with respect to FMB other than the income tax returns referred to in Section 6.6(c)(1) above, that are required to be filed after the Closing. To the extent such tax returns relate to any period beginning before the Closing Date and ending after the Closing Date (a "Straddle Period"), CCBG's preparation of such tax returns shall be subject to review by FMB and approval, which approval shall not be unreasonably withheld. CCBG shall make such tax returns for a Straddle Period available for the review and approval by FMB shareholders no later than 20 business days before the due date for filing such tax returns. Within 10 days before the due date for the filing of such tax return, whether or not FMB agree with the contents of such tax return, FMB shall pay CCBG an amount equal to the amount of Taxes shown as due on such tax returns allocable to FMB for the portion of the Straddle Period up to and including the Closing Date (such portion being referred to as a "Pre-Closing Partial Period") less any estimated Taxes paid or accrued in accordance with GAAP for such Taxes prior to the Closing Date.

          (d) Carryovers and Carrybacks. For purposes of this Section, Tax or Taxes shall include the amount of Taxes which would have been paid but for the application of any credit or net operating or capital loss deduction attributable to periods beginning after the Closing Date or to any Post-Closing Partial Period. If FMB earns any credit or loss that is carried back to offset income for a period ending on or before the Closing Date and if FMB or its shareholders realize a reduction in Tax for such a period as a result of such carryback (either in the form of a refund or an offset), FMB shall pay to CCBG the amount of such reduction within 30 days after the receipt of the refund or an offset. FMB shall, at the request of CCBG, cooperate in connection with the filing of necessary returns and other documents and the related procedure, and provide a basis for the computation of the amount paid to CCBG pursuant to this Section in reasonable detail.

          (e) Allocation Between Partial Periods. Any Taxes for a Straddle Period shall be apportioned between the Pre-Closing Partial Period and the Post-Closing Partial Period, based, in the case of real and personal property Taxes, on a per diem basis and, in the case of other Taxes (including, without limitation, income taxes and taxes in lieu of income taxes), on the actual activities, taxable income or taxable loss of FMB during such Pre-Closing Partial Period and such Post-Closing Partial Period, based on a closing of the books (including taking of inventories) as of the close of business on the Closing Date. FMB shall not be permitted to carry out any transaction outside the ordinary course of its trade or business on the Closing Date after the Closing (other than the transactions contemplated by this Agreement).

          (f)  Control of Post-Closing Audits and Other Proceedings.

               (1) FMB shareholders, on the one hand, and CCBG, on the other hand, agree to give prompt notice to each other of any proposed adjustment to Taxes for periods ending on or prior to the Closing Date or any Pre Closing Partial Period, within 10 days after receipt of such proposed adjustment. If the indemnified party fails to provide prompt notice, the indemnifying party's indemnity obligation shall be reduced, but only to the extent of any damages (or an increase thereof) incurred as a result of the delay.

               (2) FMB shareholders and CCBG shall cooperate with each other in the conduct of any audit or other proceedings involving FMB for periods ending on or before the Closing Date and Pre-Closing Partial Periods and each may participate at its own expense, provided that FMB shareholders shall have the right to control the conduct of any such audit or proceeding for which they agree that any resulting Tax is covered by their indemnity. CCBG shall execute or cause to be executed powers of attorney or other necessary documents in order for FMB shareholders to exercise control over such audit or proceeding. If a proposed settlement will effect the Tax liability of any return that includes, in whole or in part, a period that is after the Closing Date, then FMB shareholders may not settle or otherwise resolve any such claim, suit or proceeding without the consent of CCBG, which consent shall not be unreasonably withheld. FMB shareholders and CCBG shall jointly control all proposed adjustments to Taxes relating to a Straddle Period.

          (g) Cooperation. FMB shareholders and CCBG agree to furnish or cause to be furnished to each other, upon reasonable request, as promptly as practicable, such information and assistance (including, without limitation, access to books and records) relating to FMB as is reasonably necessary for the preparation of any return for Taxes, claim for refund or audit, and the prosecution or defense of any claim, suit or proceeding relating to any proposed adjustment. Any information obtained shall be kept confidential by the parties hereto (unless disclosure is required by law or legal process or by a regulatory authority). FMB shareholders and CCBG shall each use reasonable efforts not to have materials, books, records or files relating to FMB destroyed.

          (h) Arbitration. If FMB shareholders and CCBG disagree on any issue or amount relating to Taxes that needs to be agreed on in connection with the transaction contemplated by this Agreement, the disagreeing party shall notify the other party of such disagreement in writing. FMB shareholders and CCBG shall use their respective best efforts to resolve any such disagreement and if no resolution is achieved within 30 days, FMB shareholders and CCBG shall mutually select an independent accounting firm, whose determination of the issue for which there is disagreement shall be final and binding on FMB shareholders and CCBG and shall be enforceable in any court of competent jurisdiction. Upon resolution or determination of such issue, there shall be promptly made a payment, if necessary, between FMB shareholders and CCBG in order to take into account the results of such resolution or determination.

                                ARTICLE 7

                         ADDITIONAL AGREEMENTS

     7.1 REGISTRATION STATEMENT; PROXY STATEMENT; SHAREHOLDER APPROVAL. As soon as reasonably practicable after execution of this Agreement, at a date determined by CCBG in its sole discretion, CCBG shall prepare and file the Registration Statement with the SEC, and shall use its reasonable efforts to cause the Registration Statement to become effective under the 1933 Act and take any action required to be taken under the applicable state Blue Sky or securities Laws in connection with the issuance of the shares of CCBG Common Stock upon consummation of the Mergers. FMB shall cooperate in the preparation and filing of the Registration Statement and shall furnish all information concerning it and the holders of its capital stock as CCBG may reasonably request in connection with such action. FMB shall call a Shareholders' Meeting, to be held as soon as reasonably practicable after the Registration Statement is declared effective by the SEC, for the purpose of voting upon approval of this Agreement and such other related matters as it deems appropriate. In connection with the Shareholders' Meeting, (i) CCBG shall, at its own expense, prepare and file with the SEC the Registration Statement which shall contain the Proxy Statement and FMB shall, at CCBG's expense, mail such Proxy Statement to the FMB shareholders, (ii) FMB shall furnish to CCBG all information concerning FMB that CCBG may reasonably request in connection with such Proxy Statement, (iii) the Board of Directors of FMB shall recommend to FMB shareholders the approval of the matters submitted for approval, and (iv) the Board of Directors and officers of FMB shall use their reasonable efforts to obtain such shareholders' approval. CCBG and FMB shall make all necessary filings with respect to the Mergers under the Securities Laws.

     7.2 NASDAQ LISTING. CCBG shall use its reasonable efforts to list, prior to the Effective Time, on the Nasdaq National Market the shares of CCBG Common Stock to be issued to the holders of FMB Common Stock pursuant to this Agreement, and CCBG shall, at its own expense, give all notices and make all filings with the NASD required in connection with the transactions contemplated herein.

     7.3 APPLICATIONS. CCBG shall promptly prepare and file, and FMB shall cooperate in the preparation and, where appropriate, filing of, applications with all Regulatory Authorities having jurisdiction over the transactions contemplated by this Agreement seeking the requisite Consents necessary to consummate the transactions contemplated by this Agreement. The Parties shall deliver to each other copies of all filings, correspondence and orders to and from all Regulatory Authorities in connection with the transactions contemplated hereby.

     7.4 FILINGS WITH STATE OFFICES. Upon the terms and subject to the conditions of this Agreement, CCBG shall execute and file, in connection with the Closing, Articles of Merger, or such other required filings to effectuate the Mergers, with the Secretary of State of the States of Florida and Georgia, as appropriate.

     7.5 AGREEMENT AS TO EFFORTS TO CONSUMMATE. Subject to the terms and conditions of this Agreement, each Party agrees to use, and to cause its Subsidiaries to use, its reasonable efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper, or advisable under applicable Laws to consummate and make effective, as soon as reasonably practicable after the date of this Agreement, the transactions contemplated by this Agreement, including using its reasonable efforts to lift or rescind any Order adversely affecting its ability to consummate the transactions contemplated herein and to cause to be satisfied the conditions referred to in Article 8; provided, that nothing herein shall preclude either Party from exercising its rights under this Agreement. Each Party shall use, and shall cause each of its Subsidiaries to use, its reasonable efforts to obtain all Consents necessary or desirable for the consummation of the transactions contemplated by this Agreement.

     7.6   INVESTIGATION AND CONFIDENTIALITY.

          (a) Prior to the Effective Time, each Party shall keep the other Party advised of all material developments relevant to its business and to consummation of the Mergers.

          (b) Prior to the Effective Time, FMB shall permit and allow CCBG and CCB to make or cause to be made, at their own expense, such investigation(s) of the business and properties of FMB and its financial and other legal conditions, as CCBG and CCB reasonably request, provided that such investigation(s) shall be reasonably related to the transactions contemplated hereby. In order to perform or to conduct any such investigation(s) described in this Section 7.6(b), or as permitted in Section 7.19, FMB shall grant CCBG and CCB the right to gain reasonable access to FMB's businesses and properties. No investigations by a Party shall affect the representations and warranties of the other Party.

          (c)  If any investigation(s) of CCBG or CCB conducted pursuant to
Section 7.6(b) results in a finding of an event or circumstance that has had or is reasonably likely to have an FMB Material Adverse Effect, CCBG shall have the right, but not the obligation (unless required by Section 7.6(f)), to elect to identify and describe in writing to FMB such FMB Material Adverse Effect and to request its correction, cure, or other resolution, to CCBG's complete satisfaction (which CCBG shall in good faith determine in its sole discretion), within a specific period of time. Any such action taken by CCBG pursuant to the foregoing sentence (1) shall not waive CCBG's right to terminate this Agreement and abandon the Mergers without penalty and at any time before the Closing Date pursuant to Section 9.1(i), provided FMB fails to cure the FMB Material Adverse Effect to CCBG's satisfaction in the time granted to FMB, and (2) shall not, in any way, act as a waiver as to any other right(s) granted to CCBG or CCB pursuant to this Agreement.

          (d) In addition to the Parties' respective obligations under the Confidentiality Agreement, which are hereby reaffirmed and adopted, and incorporated by reference herein each Party shall, and shall cause its advisers and agents to, maintain the confidentiality of all confidential information furnished to it by the other Party concerning its and its Subsidiaries' businesses, operations, and financial positions and shall not use such information for any purpose except in furtherance of the transactions contemplated by this Agreement. In the event that a Party is required by applicable law or valid court process to disclose any such confidential information, then such Party shall provide the other Party with prompt written notice of any such requirement so that the other Party may seek a protective order or other appropriate remedy and/or waive compliance with this Section 7.6. If in the absence of a protective order or other remedy or the receipt of a waiver by the other Party, a Party is nonetheless, in the written opinion of counsel, legally compelled to disclose any such confidential information to any tribunal or else stand liable for contempt or suffer other censure or penalty, a Party may, without liability hereunder, disclose to such tribunal only that portion of the confidential information which such counsel advises such Party is legally required to be disclosed, provided that such disclosing Party use its best efforts to preserve the confidentiality of such confidential information, including without limitation, by cooperating with the other Party to obtain an appropriate protective order or other reliable assurance that confidential treatment will be accorded such confidential information by such tribunal. If this Agreement is terminated prior to the Effective Time, upon written request of the other Party, each Party shall promptly return or certify the destruction of all documents and copies thereof, and all work papers containing confidential information received from the other Party.

          (e) FMB shall use its reasonable efforts to exercise its rights under confidentiality agreements entered into with Persons, if any, which were considering an Acquisition Proposal with respect to FMB to preserve the confidentiality of the information relating to FMB provided to such Persons and their Affiliates and Representatives.

          (f) Each Party agrees to give the other Party notice as soon as practicable after any determination by it of any fact or occurrence relating to the other Party which it has discovered through the course of its investigation and which represents, or is reasonably likely to represent, either a material breach of any representation, warranty, covenant or agreement of the other Party or which has had or is reasonably likely to have an FMB Material Adverse Effect or a CCBG Material Adverse Effect, as applicable; provided, that, as applied to any obligations of CCBG and CCB, CCBG and CCB shall be governed by the provisions of Section 7.6(d).

          (g) Upon request of CCBG, FMB shall request within 10 days of the date thereof, that all third parties that received confidential information regarding FMB within the last 12 months in connection with a possible sale or merger transaction involving FMB promptly return such confidential information to FMB.

     7.7 PRESS RELEASES. Prior to the Effective Time, FMB and CCBG shall consult with each other as to the form and substance of any press release or other public disclosure materially related to this Agreement or any other transaction contemplated hereby; provided, that nothing in this Section 7.7 shall be deemed to prohibit any Party from making any disclosure which its counsel deems necessary or advisable in order to satisfy such Party's disclosure obligations imposed by Law.

     7.8 CERTAIN ACTIONS. Except with respect to this Agreement and the transactions contemplated hereby, FMB nor any Affiliate thereof nor any Representatives thereof retained by FMB shall directly or indirectly solicit any Acquisition Proposal by any Person. Except to the extent the Board of Directors of FMB reasonably determines in good faith, based and relying upon a written opinion from its outside counsel, that the failure to take such actions would constitute a breach of fiduciary duties of the members of such Board of Directors to FMB's shareholders under applicable law, neither FMB nor any Affiliate nor Representative thereof shall furnish any non-public information that it is not legally obligated to furnish, negotiate with respect to, or enter into any discussions or Contract with respect to, any Acquisition Proposal, but FMB may communicate information about such an Acquisition Proposal to its shareholders if and to the extent that it is required to do so in order to comply with its legal obligations. FMB shall promptly advise CCBG following the receipt of any Acquisition Proposal and the details thereof, and advise CCBG of any developments with respect to such Acquisition Proposal promptly upon the occurrence thereof. FMB shall (i) immediately cease and cause to be terminated any existing activities, discussions or negotiations with any Persons conducted heretofore with respect to any of the foregoing, (ii) direct and use its reasonable best efforts to cause all of its Affiliates and Representatives not to engage in any of the foregoing, and (iii) use its reasonable best efforts to enforce any confidentiality or similar agreement relating to any such activities, discussions, negotiations or Acquisition Proposal. FMB will take all actions necessary or advisable to inform the appropriate individuals or entities referred to in the first sentence of this Section 7.8 of the obligations undertaken in this Section 7.8.

     7.9 ACCOUNTING AND TAX TREATMENT. Each of the Parties undertakes and agrees to use its reasonable efforts to cause the Mergers, and to use its reasonable efforts to take no action which would cause the Mergers not, to qualify as a "reorganization" within the meaning of Section 368(a) of the Code for federal income tax purposes.

     7.10 STATE TAKEOVER LAWS. FMB shall take the necessary steps to exempt the transactions contemplated by this Agreement from, or if necessary to challenge the validity or applicability of, any applicable "moratorium," "fair price," "business combination," "control share," or other anti-takeover Laws, including Sections 14-2-1111 and 14-2-1132 of the OCGA.

     7.11 CHARTER PROVISIONS. FMB shall take all necessary action to ensure that the entering into of this Agreement and the consummation of the Mergers and the other transactions contemplated hereby do not and will not result in the grant of any rights to any Person under the Articles of Incorporation, Bylaws or other governing instruments of FMB or restrict or impair the ability of CCBG or any of its Subsidiaries to vote, or otherwise to exercise the rights of a shareholder with respect to, shares of FMB that may be directly or indirectly acquired or controlled by them.

     7.12 FMB MEETINGS. FMB shall give prior notice of each meeting or proposed action by the FMB Board of Directors and/or committees, including a description of any matters to be discussed and/or acted upon, and shall permit a representative of CCBG to attend each such meeting, except during discussions relating to the transactions contemplated herein that present conflict of interest and/or confidentiality issues.

     7.13 AGREEMENT OF AFFILIATES. FMB has disclosed in Section 7.13 of the FMB Disclosure Memorandum all Persons whom it reasonably believes is an "affiliate" of FMB for purposes of Rule 145 under the 1933 Act. FMB shall cause each such Person to deliver to CCBG upon the execution of this Agreement a written agreement, substantially in the form of Exhibit 2, providing that such Person will not sell, pledge, transfer, or otherwise dispose of the shares of FMB Common Stock held by such Person except as contemplated by such agreement or by this Agreement and will not sell, pledge, transfer, or otherwise dispose of the shares of CCBG Common Stock to be received by such Person upon consummation of the Mergers except in compliance with applicable provisions of the 1933 Act and the rules and regulations thereunder. CCBG shall be entitled to place restrictive legends upon certificates for shares of CCBG Common Stock issued to affiliates of FMB pursuant to this Agreement to enforce the provisions of this Section 7.13; provided that CCBG removes such legends at the appropriate time. CCBG shall not be required to maintain the effectiveness of the Registration Statement under the 1933 Act for the purposes of resale of CCBG Common Stock by such affiliates.

     7.14  EMPLOYEE BENEFITS AND CONTRACTS.

          (a) Following the Effective Time, CCBG shall provide generally to officers and employees of FMB employee benefits under employee benefit and welfare plans (other than stock option or other plans involving the potential issuance of CCBG Common Stock), on terms and conditions which when taken as a whole are substantially similar to those currently provided by the CCBG Entities to their similarly situated officers and employees. CCBG shall waive any pre-existing condition exclusion under any employee health plan for which any employees and/or officers and dependents covered by FMB Benefit Plans as of Closing shall become eligible by virtue of the preceding sentence, to the extent (i) such pre-existing condition was covered under the corresponding plan maintained by FMB and (ii) the individual affected by the pre-existing condition was covered by FMB's corresponding plan on the date which immediately precedes the Effective Time, provided further, however, that any portion of a pre-existing condition exclusion period imposed by a CCBG employee health plan shall not be enforced to the extent it exceeds in duration any corresponding provision in effect under an FMB Benefit Plan immediately prior to Closing. In addition, CCBG shall credit FMB employees for amounts paid under FMB Benefit Plans for the applicable plan year that contains the Closing Date for purposes of applying deductibles, co-payments and out-of-pocket limitations under CCBG health plans. For purposes of participation and vesting (but not benefit accrual) under CCBG's employee benefit plans, the service of the employees of the FMB Entities prior to the Effective Time shall be treated as service with a CCBG Entity participating in such employee benefit plans.

          (b) CCBG, CCB and FMB expressly agree that CCBG and CCB shall not adopt or maintain the FMB Profit Sharing Plan for the benefit of any employee previously or currently employed by FMB. As of the Closing Date, each FMB Profit Sharing Plan participant shall cease to accrue any benefits under the FMB Profit Sharing Plan. Not less than three (3) days prior to the Closing Date, FMB shall have taken all steps necessary to terminate the FMB Profit Sharing Plan (or shall have taken all steps necessary to terminate the participation of any other entity in the FMB Profit Sharing Plan). In connection with the foregoing, FMB shall cause each adopting employer of the FMB Profit Sharing Plan to adopt appropriate resolutions authorizing and directing the termination of (or the termination of participation in) the FMB Profit Sharing Plan, fully vesting each participant's account balances within the FMB Profit Sharing Plan, prohibiting contributions with respect to all periods after the FMB Profit Sharing Plan's termination date, and requiring the officers of each adopting employer to provide each participant with a notice of termination with respect to the FMB Profit Sharing Plan prior to the Closing Date. In addition, FMB shall cause the employers that have adopted the FMB Profit Sharing Plan to prepare and adopt, not less than three
(3) days prior to the Closing Date, an amendment to the FMB Profit Sharing Plan that shall provide for all necessary and appropriate modifications to the terms of the FMB Profit Sharing Plan in order to provide for the termination of contributions, fully-vested account balances, and the distribution of account balances after a favorable determination letter has been obtained from the Internal Revenue Service with respect to the termination of the FMB Profit Sharing Plan. FMB, CCBG, and CCB agree to request a favorable determination letter from the Internal Revenue Service with respect to such termination, and to facilitate distributions to participants in accordance with the requirements of applicable Treasury Regulations after they have received a favorable determination letter. Not less than three (3) days prior to the Closing, FMB shall provide CCBG and CCB with copies of all documentation associated with the termination of the FMB Profit Sharing Plan.

          (c) FMB shall freeze the Farmers and Merchants Bank Dublin Defined Benefit Pension Plan (the "FMB Defined Benefit Plan") effective as of the Closing Date so that no new participant may thereafter enter the FMB Defined Benefit Plan and so that benefit accruals cease as to existing participants from and after the Closing Date. In connection with the foregoing, FMB shall cause each adopting employer of the FMB Defined Benefit Plan to adopt appropriate resolutions authorizing and directing the freezing of the FMB Defined Benefit Plan and requiring the officers of each adopting employer to provide each participant with a notice of termination with respect to the freezing of the FMB Defined Benefit Plan at least fifteen (15) days prior to the Closing Date. In addition, FMB shall cause the employers that have adopted the FMB Defined Benefit Plan to prepare and adopt, not later than the Closing Date, an amendment to the FMB Defined Benefit Plan that shall provide for all necessary and appropriate modifications to the terms of the FMB Defined Benefit Plan in order to provide for the freezing, as contemplated hereinabove. Not later than three (3) days prior to the Closing Date, FMB shall provide CCBG and CCB with copies of all documentation associated with the freezing of the FMB Defined Benefit Plan.

          (d) FMB will take all actions reasonably necessary prior to the Closing

Date to satisfy the requirements of Treasury Regulations Section 1.401(a)(4)- 5(b)(3) as those requirements apply to the lump sum distribution paid from the FMB Defined Benefit Plan on or about December 31, 2003. Such actions shall include any and all actions by FMB that may be necessary, including, but not limited to, those contemplated by IRS Revenue Procedure 2003-44 and, if and to the extent applicable, the filing of any report to the Pension Benefit Guaranty Corporation under PBGC Regulations Section 4043.27, unless an appropriate exemption from filing is available. FMB shall consult with CCBG prior to taking any such actions and shall provide for CCBG's input in connection with any IRS or PBGC submissions, filings, or applications, and shall provide CCBG at Closing with documentation of the actions ultimately implemented.

          (e) Although the actuarial valuation for the FMB Defined Benefit Plan as of January 1, 2004 has not been completed as of the date of this Agreement, FMB expects that as of January 1, 2004, the current liability under the FMB Defined Benefit Plan as of that date will be in excess of its assets. Subject to any limitations under the Internal Revenue Code governing the amount of deductible contributions to a tax-qualified pension plan like the FMB Defined Benefit Plan, FMB will make one or more contributions to the FMB Defined Benefit Plan prior to the Closing Date that, in the aggregate, equal or exceed the amount by which the current liability, determined as of a date prior to the Closing Date that is mutually agreed to by the parties, exceeds the value of the assets of the FMB Defined Benefit Plan as of such date. In making such determination, the actuary for the FMB Defined Benefit Plan shall assume that the plan has been frozen, as contemplated by Section 7.14(c) above. FMB shall provide CCBG with a copy of the January 1, 2004 actuarial valuation as soon as practicable following its issuance and shall provide CCBG at Closing with documentation of the contributions it makes to the FMB Defined Benefit Plan from January 1, 2004 through the Closing Date.

          (f) With respect to the FMB Defined Benefit Plan, any material deficiencies, violations, reportable conditions, or unfunded current liabilities that are identified in writing by CCBG to FMB shall be resolved and paid for by FMB to the reasonable satisfaction of CCBG prior to the Effective Time. FMB shall provide CCBG with evidence reasonably satisfactory to CCBG that the items so identified have been cured or that, under the circumstances, FMB has taken all reasonable steps to cure such identified items prior to the Effective Time. If practicable under the circumstances, FMB shall provide such evidence at least 10 days prior to the Effective Time.

     7.15  INDEMNIFICATION.

          (a) With respect to all claims brought during the period of three years after the Effective Time, CCBG shall indemnify, defend and hold harmless the present and former directors, officers and employees of FMB (each, an "Indemnified Party") against all Liabilities arising out of actions or omissions arising out of the Indemnified Party's service or services as directors, officers or employees of FMB or, at FMB's request, of another corporation, partnership, joint venture, trust or other enterprise occurring at or prior to the Effective Time (including the transactions contemplated by this Agreement) to the fullest extent permitted under Florida Law. Without limiting the foregoing, in any case in which approval by the Surviving Corporation is required to effectuate any indemnification, the Surviving Corporation shall direct, at the election of the Indemnified Party, that the determination of any such approval shall be made by independent counsel mutually agreed upon between CCBG and the Indemnified Party.

          (b) CCBG shall, to the extent available, (and FMB shall cooperate prior to the Effective Time in these efforts) maintain in effect for a period of three years after the Effective Time FMB's existing directors' and officers' liability insurance policy (provided that CCBG may substitute therefor (i) policies of at least the same coverage and amounts containing terms and conditions which are substantially no less advantageous or (ii) with the consent of FMB given prior to the Effective Time, any other policy) with respect to claims arising from facts or events which occurred prior to the Effective Time and covering persons who are currently covered by such insurance; provided, that CCBG shall not be obligated to make aggregate premium payments for such three-year period in respect of such policy (or coverage replacing such policy) which exceed, for the portion related to FMB's directors and officers, 125% of the annual premium payments on FMB's current policy in effect as of the date of this Agreement (the "Maximum Amount").

          (c) Promptly after receipt by an Indemnified Party of notice of any complaint or the commencement of any action or proceeding with respect to which indemnification is being sought hereunder, such party will notify the indemnifying party in writing of such complaint or of the commencement of such action or proceeding. A failure to notify the indemnifying party will not relieve the indemnifying party from any liability it may have hereunder or otherwise, except to the extent that such failure materially prejudices the indemnifying party's rights or its ability to defend against such complaint, action or proceeding. If the indemnifying party so elects or is requested by such Indemnified Party, it will assume the defense of such action or proceeding, including the employment of counsel (which may be counsel to the indemnifying party) reasonably satisfactory to the Indemnified Party and the payment of the fees and disbursements of such counsel. In the event, however, that such Indemnified Party reasonably determines in its judgment that having common counsel would present such counsel with a conflict of interest or if the indemnifying party fails to assume the defense of the action or proceeding in a timely manner, then such Indemnified Party may employ separate counsel to represent or defend it in any such action or proceeding and the indemnifying party will pay the fees and disbursements of such counsel; provided, however, that the indemnifying party will not be required to pay the fees and disbursements of more than one separate counsel for all indemnified parties in any jurisdiction in any single action or proceeding. The Indemnified Party will cooperate with the indemnifying party in the defense of any such action or proceeding. In any action or proceeding the defense of which is assumed by the indemnifying party, the Indemnified Party will have the right to participate in such action or proceeding and to retain its own counsel at such Indemnified Party's own expense. The indemnifying party shall not be liable for any settlement effected without its prior written consent. The indemnifying party shall not have any obligation hereunder to the Indemnified Party when and if a court of competent jurisdiction shall determine, and such determination shall have become final, that the indemnification of the Indemnified Party in the manner contemplated hereby is prohibited by applicable law.

     7.16 CERTAIN POLICIES OF FMB. CCBG and FMB shall consult with respect to their respective major policies and practices and FMB shall make such modification or changes to its policies and practices, if any, prior to the Effective Time as may be mutually agreed upon. CCBG and FMB also shall consult with respect to the character, amount and timing of restructuring and Merger-related expense charges to be taken by each of the Parties in connection with the transactions contemplated by this Agreement and shall take such charges in accordance with GAAP, prior to the Effective Time, as may be mutually agreed upon by the Parties. Neither Party's representations, warranties, covenants or agreements contained in this Agreement shall be deemed to be inaccurate or breached in any respect as a consequence of any modifications or charges undertaken solely on account of this Section.

     7.17  DIRECTOR'S AGREEMENTS.   Concurrently with the execution and
delivery of this Agreement, FMB agrees to cause each of its directors to execute and deliver a Director's Agreement in the form attached hereto as
Exhibit 3.

     7.18 PAYMENT OF BONUSES. CCBG and CCB agree that CCB shall pay to Wallace Miller a bonus of $1 million and pay to Roger Miller a bonus of $500,000.

     7.19 REAL PROPERTY MATTERS. At its option and expense, CCBG may cause to be conducted: (1) a title examination, physical survey, zoning compliance review, and structural inspection of the Real Property and improvements thereon that is used by FMB as a banking office (collectively, the "Property Examination"); and (2) site inspections, historic reviews, regulatory analyses, and environmental investigations and assessments of the Real Property as CCBG shall deem necessary or desirable (collectively, the "Environmental Survey"); provided, however, should CCBG elect to complete an Environmental Survey of any Real Property, it shall notify FMB in writing before commencing the Environmental Survey and shall make reasonable efforts to coordinate the Environmental Survey with FMB.

          If, in the course of the Property Examination or Environmental Survey, CCBG discovers a "Material Defect" (as defined below) with respect to the Real Property, CCBG shall have the option, at its sole discretion, exercisable upon written notice to FMB ("Material Defect Notice") to: (1) waive the Material Defect; (2) direct FMB to cure the Material Defect to CCBG's satisfaction; or (3) terminate this Agreement (with such termination being deemed to be a termination under Section 9.1(a)).

          If CCBG elects to direct FMB to cure, then FMB shall have thirty
(30) days from the date of the receipt of the Material Defect Notice, or such later time, which shall not be later than the Closing Date, as shall be mutually agreeable to the parties in which to cure such Material Defect to CCBG's satisfaction. If FMB fails to cure a Material Defect to CCBG's satisfaction within the period specified above, then CCBG may terminate this Agreement (with such termination being deemed to be a termination under Section 9.1)).

          For purposes of this Agreement, a "Material Defect" shall include:

          (a) the existence of any lien (other than the lien of Real Property taxes not yet due and payable), encumbrance, zoning restriction, easement, covenant or other restriction, title imperfection or title irregularity, or the existence of any facts or conditions that constitute a material breach of Seller's representations and warranties contained in
Section 4.10 or 4.12, in either such case that CCBG reasonably believes will materially adversely affect its use of any parcel of the Real Property for the purpose for which it currently is used or the value or marketability of any parcel of the Real Property, or as to which CCBG otherwise objects;

          (b) the existence of any structural defects or conditions of disrepair in the improvements on the Real Property (including any equipment, fixtures or other components related thereto) that CCBG reasonably believes would cost more than $25,000 in the aggregate to repair, remove or correct as to all such Real Property; or

          (c) the existence of facts or circumstances relating to any of the Real Property which CCBG reasonably believes to establish, based on advice of legal counsel or other consultants, that Seller or FMB could become responsible or liable, or that CCBG could become responsible or liable following the Closing date, and thereby be subject to criminal penalties and prosecution, or thereby incur civil penalties, damages, or assessment or remediation expenses, in an amount equal to or exceeding $25,000 in the aggregate as to all such Real Property, provided further, however, that such facts and circumstances: (1) reflect that there likely has been a release, emission, discharge, spillage, or disposal, or threatened a release, emission, discharge, spillage, or disposal, of any Hazardous Substance on, from, under, at, or relating to the Real Property; or (2) reflect that any action has been taken or not taken, or a condition or event likely has occurred or exists, with respect to the Real Property, which constitutes or could reasonably constitute a violation of any Environmental Laws.

     7.20 FAIRNESS OPINION. FMB shall obtain from Trident Securities, Inc., a letter, dated not more than five business days prior to the date of the Proxy Statement, to the effect that, in the opinion of such firm, the consideration to be received by FMB shareholders in connection with the Mergers is fair, from a financial point of view, to such shareholders, a signed copy of which shall be immediately delivered to CCBG.

     7.21 FORMATION OF INTERIM GEORGIA BANK SUBSIDIARY. Prior to the Effective Time and as soon as practicable, CCBG shall organize and establish Interim under the laws of the State of Georgia as a banking subsidiary, wholly-owned by CCBG for the purpose of merging with FMB.

                                  ARTICLE 8

               CONDITIONS PRECEDENT TO OBLIGATIONS TO CONSUMMATE

     8.1 CONDITIONS TO OBLIGATIONS OF EACH PARTY. The respective obligations of each Party to perform this Agreement and consummate the Mergers and the other transactions contemplated hereby are subject to the satisfaction of the following conditions, unless waived by both Parties pursuant to Section 10.6:

          (a) SHAREHOLDER APPROVAL. The shareholders of FMB shall have approved this Agreement, and the consummation of the transactions contemplated hereby, including the Mergers, as and to the extent required by Law, by the provisions of any governing instruments, or by the rules of the NASD. The shareholders of CCBG shall have approved the issuance of shares of CCBG Common Stock pursuant to the Mergers, as and to the extent required by Law, by the provisions of any governing instruments, or by the rules of the NASD.

          (b) REGULATORY APPROVALS. All Consents of, filings and registrations with, and notifications to, all Regulatory Authorities required for consummation of the Mergers shall have been obtained or made and shall be in full force and effect and all waiting periods required by Law shall have expired. No Consent obtained from any Regulatory Authority which is necessary to consummate the transactions contemplated hereby shall be conditioned or restricted in a manner (including requirements relating to the raising of additional capital or the disposition of Assets) which in the reasonable judgment of the Board of Directors of CCBG would so materially adversely affect the economic or business benefits of the transactions contemplated by this Agreement that, had such condition or requirement been known, such Party would not, in its reasonable judgment, have entered into this Agreement.

          (c) CONSENTS AND APPROVALS. Each Party shall have obtained any and all Consents required for consummation of the Mergers (other than those referred to in Section 8.1(b)) or for the preventing of any Default under any Contract or Permit of such Party which, if not obtained or made, is reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect or a CCBG Material Adverse Effect, as applicable. No Consent so obtained which is necessary to consummate the transactions contemplated hereby shall be conditioned or restricted in a manner which in the reasonable judgment of the Board of Directors of CCBG would so materially adversely affect the economic or business benefits of the transactions contemplated by this Agreement that, had such condition or requirement been known, such Party would not, in its reasonable judgment, have entered into this Agreement.

          (d) LEGAL PROCEEDINGS. No court or governmental or regulatory authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any Law or Order (whether temporary, preliminary or permanent) or taken any other action which prohibits, restricts or makes illegal consummation of the transactions contemplated by this Agreement.

          (e) REGISTRATION STATEMENT. The Registration Statement shall be effective under the 1933 Act, no stop orders suspending the effectiveness of the Registration Statement shall have been issued, no action, suit, proceeding or investigation by the SEC to suspend the effectiveness thereof shall have been initiated and be continuing, and all necessary approvals under state securities Laws or the 1933 Act or 1934 Act relating to the issuance or trading of the shares of CCBG Common Stock issuable pursuant to the Mergers shall have been received.

          (f) SHARE LISTING. The shares of CCBG Common Stock issuable pursuant to the Mergers shall have been approved for listing on the Nasdaq National Market.

          (g) TAX MATTERS. Each Party shall have received a written opinion of counsel from Gunster, Yoakley & Stewart, P.A., in form reasonably satisfactory to such Parties (the "Tax Opinion"), to the effect that (i) each of the Mergers will constitute a reorganization within the meaning of Section 368(a) of the Code, (ii) the exchange in the Mergers of FMB Common Stock for CCBG Common Stock will not give rise to gain or loss to the shareholders of FMB with respect to such exchange (except to the extent of any cash received), and (iii) none of FMB or CCBG will recognize gain or loss as a consequence of the Mergers (except for amounts resulting from any required change in accounting methods and any income and deferred gain recognized pursuant to Treasury regulations issued under Section 1502 of the Code). In rendering such Tax Opinion, such counsel shall be entitled to rely upon representations of officers of FMB and CCBG reasonably satisfactory in form and substance to such counsel.

     8.2 CONDITIONS TO OBLIGATIONS OF CCBG. The obligations of CCBG to perform this Agreement and consummate the Mergers and the other transactions contemplated hereby are subject to the satisfaction of the following conditions, unless waived by CCBG pursuant to Section 10.6(a):

          (a) REPRESENTATIONS AND WARRANTIES. For purposes of this Section 8.2(a), the accuracy of the representations and warranties of FMB set forth in this Agreement shall be assessed as of the date of this Agreement and as of the Effective Time with the same effect as though all such representations and warranties had been made on and as of the Effective Time (provided that representations and warranties which are confined to a specified date shall speak only as of such date). There shall not exist inaccuracies in the representations and warranties of FMB set forth in this Agreement (including, without limitation, the representations and warranties set forth in Sections
4.3 and 4.20) such that the aggregate effect of such inaccuracies has, or is reasonably likely to have, an FMB Material Adverse Effect; provided that, for purposes of this sentence only, those representations and warranties which are qualified by references to "material" or "Material Adverse Effect" or to the "Knowledge" of any Person shall be deemed not to include such qualifications.

          (b) PERFORMANCE OF AGREEMENTS AND COVENANTS. Each and all of the agreements and covenants of FMB to be performed and complied with pursuant to this Agreement and the other agreements contemplated hereby prior to the Effective Time shall have been duly performed and complied with.

          (c) CERTIFICATES. FMB shall have delivered to CCBG (i) a certificate, dated as of the Effective Time and signed on its behalf by its chief executive officer and its chief financial officer, to the effect that the conditions set forth in Section 8.1 as relates to FMB and in Section 8.2(a) and 8.2(b) have been satisfied, and (ii) certified copies of resolutions duly adopted by FMB's Board of Directors and shareholders evidencing the taking of all corporate action necessary to authorize the execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby, all in such reasonable detail as CCBG and its counsel shall request.

          (d) OPINION OF COUNSEL. CCBG shall have received an opinion of Powell, Goldstein, Frazer & Murphy LLP, counsel to FMB, dated as of the Closing, in form reasonably satisfactory to CCBG, as to the matters set forth in Exhibit 4.

          (e) AFFILIATES' AGREEMENTS. CCBG shall have received from each Affiliate of FMB the Affiliates Letter referred to in Section 7.13.

          (f) NET WORTH AND CAPITAL REQUIREMENTS. Immediately prior to the Effective Time, FMB shall have a minimum net worth of at least $30,000,000. For purposes of Section 6.2(c) and this Section 8.2(f), "net worth" shall mean the sum of the amounts set forth on FMB's balance sheet as stockholders' equity (including the par or stated value of all outstanding capital stock, additional paid-in surplus, retained earnings, treasury stock and unrealized gain or loss on securities available for sale) determined in accordance with GAAP, provided that, "net worth" shall be deemed to not be reduced by fees, costs and expenses incurred or paid at the request of CCBG, except for adjustments requested by CCBG for purposes of complying with GAAP or for adjustments for purposes of complying with Section 4.9.

          (g) DIRECTOR'S AGREEMENTS. CCBG shall have received from each director of FMB the Director's Agreement set forth hereto at Exhibit 3.

          (h) CLAIMS LETTER. CCBG shall have received from each director and officer of FMB the Claims Letter set forth hereto at Exhibit 5.

          (i) CLEARANCE CERTIFICATE. FMB shall provide CCBG with a clearance certificate or similar document(s) which may be required by any state taxing authority in order to relieve CCBG of any obligation to withhold any portion of the consideration under this Agreement.

     8.3 CONDITIONS TO OBLIGATIONS OF FMB. The obligations of FMB to perform this Agreement and consummate the Merger and the other transactions contemplated hereby are subject to the satisfaction of the following conditions, unless waived by FMB pursuant to Section 10.6(b):

          (a) REPRESENTATIONS AND WARRANTIES. For purposes of this Section 8.3(a), the accuracy of the representations and warranties of CCBG set forth in this Agreement shall be assessed as of the date of this Agreement and as of the Effective Time with the same effect as though all such representations and warranties had been made on and as of the Effective Time (provided that representations and warranties which are confined to a specified date shall speak only as of such date). There shall not exist inaccuracies in the representations and warranties of CCBG set forth in this Agreement such that the aggregate effect of such inaccuracies has, or is reasonably likely to have, a CCBG Material Adverse Effect; provided that, for purposes of this sentence only, those representations and warranties which are qualified by references to "material" or "Material Adverse Effect" or to the "Knowledge" of any Person shall be deemed not to include such qualifications.

          (b) PERFORMANCE OF AGREEMENTS AND COVENANTS. Each and all of the agreements and covenants of CCBG to be performed and complied with pursuant to this Agreement and the other agreements contemplated hereby prior to the Effective Time shall have been duly performed and complied with in all material respects.

          (c) CERTIFICATES. CCBG shall have delivered to FMB (i) a certificate, dated as of the Effective Time and signed on its behalf by its chief executive officer and its chief financial officer, to the effect that the conditions set forth in Section 8.1 as relates to CCBG and in Section 8.3(a) and 8.3(b) have been satisfied, and (ii) certified copies of resolutions duly adopted by CCBG's Board of Directors and shareholders evidencing the taking of all corporate action necessary to authorize the execution, delivery and performance of this Agreement, and the consummation of the transactions contemplated hereby, all in such reasonable detail as FMB and its counsel shall request.

          (d) OPINION OF COUNSEL. FMB shall have received an opinion of Gunster, Yoakley & Stewart, P.A., counsel to CCBG, dated as of the Effective Time, in form reasonably acceptable to FMB, as to the matters set forth in
Exhibit 6.

                               ARTICLE 9

                              TERMINATION

     9.1 TERMINATION. Notwithstanding any other provision of this Agreement, and notwithstanding the approval of this Agreement by the shareholders of FMB, this Agreement may be terminated and the Mergers abandoned at any time prior to the Effective Time:

          (a)  By mutual consent of CCBG and FMB; or

          (b) By either Party (provided that the terminating Party is not then in material breach of any representation, warranty, covenant, or other agreement contained in this Agreement) in the event of a breach by the other Party of any representation or warranty contained in this Agreement which cannot be or has not been cured within 30 days after the giving of written notice to the breaching Party of such breach and which breach is reasonably likely, in the opinion of the non-breaching Party, to have, individually or in the aggregate, an FMB Material Adverse Effect or a CCBG Material Adverse Effect, as applicable, on the breaching Party; or

          (c) By either Party (provided that the terminating Party is not then in material breach of any representation, warranty, covenant, or other agreement contained in this Agreement) in the event of a breach by the other Party of any covenant or agreement contained in this Agreement which cannot be or has not been cured within 30 days after the giving of written notice to the breaching Party of such breach and which breach is reasonably likely, in the opinion of the non-breaching Party, to have, individually or in the aggregate, an FMB Material Adverse Effect or a CCBG Material Adverse Effect, as applicable, on the breaching Party; or

          (d) By either Party (provided that the terminating Party is not then in material breach of any representation, warranty, covenant, or other agreement contained in this Agreement) in the event (i) any Consent of any Regulatory Authority required for consummation of the Mergers and the other transactions contemplated hereby shall have been denied by final nonappealable action of such authority or if any action taken by such authority is not appealed within the time limit for appeal, or (ii) the shareholders of FMB fail to vote their approval of the matters relating to this Agreement and the transactions contemplated hereby at the Shareholders' Meeting where such matters were presented to such shareholders for approval and voted upon; or

          (e) By either Party in the event that the Mergers shall not have been consummated by December 31, 2004, which date may be extended by the mutual consent of the Parties, if the failure to consummate the transactions contemplated hereby on or before such date is not caused by any breach of this Agreement by the Party electing to terminate pursuant to this Section 9.1(e); or

          (f) By either Party (provided that the terminating Party is not then in material breach of any representation, warranty, covenant, or other agreement contained in this Agreement) in the event that any of the conditions precedent to the obligations of such Party to consummate the Mergers cannot be satisfied or fulfilled by the date specified in Section 9.1(e); or

          (g) By CCBG, in the event that the Board of Directors of FMB shall have failed to reaffirm its approval of the Mergers and the transactions contemplated by this Agreement (to the exclusion of any other Acquisition Proposal), or shall have resolved not to reaffirm the Mergers, or shall have affirmed, recommended or authorized entering into any other Acquisition Proposal or other transaction involving a merger, share exchange, consolidation or transfer of substantially all of the Assets of FMB; or

          (h) By FMB if, subject to any adjustments required by Section 2.2, the Average Closing Price is less than $32.00; or

          (i) By CCBG in the event of a Material Adverse Effect and, if time is granted by CCBG to cure such Material Adverse Effect pursuant to Section 7.6(c), such Material Adverse Effect is not cured to the satisfaction of CCBG within the time specified in CCBG's notice of such Material Adverse Effect.

     9.2 EFFECT OF TERMINATION. In the event of the termination and abandonment of this Agreement pursuant to Section 9.1, this Agreement shall become void and have no effect, except that (i) the provisions of this
Section 9.2 and Article 10 and Sections 7.6(d) and 7.7 shall survive any such termination and abandonment, and (ii) a termination pursuant to Sections 9.1(b), 9.1(c) or 9.1(f) shall not relieve the breaching Party from Liability for an uncured willful breach of a representation, warranty, covenant, or agreement giving rise to such termination.

     9.3 ALTERNATE TRANSACTION. Nothing contained in this Agreement shall be deemed to prohibit any director or officer of FMB from fulfilling his or her fiduciary duties to FMB shareholders or from taking any action required by law. However, in addition to any other payments required by this Agreement, in the event that this Agreement is terminated as a result of FMB or the holders of at least a majority of the shares of FMB Common Stock entering into an agreement with respect to the merger of FMB with a party other than CCBG or the acquisition of a majority of the outstanding shares of FMB Common Stock by any party other than CCBG, or is terminated in anticipation of any such agreement or acquisition, then, in either event, FMB shall immediately pay CCBG, by wire transfer, $3,200,000 in full satisfaction of CCBG's losses and damages resulting from such termination. FMB agrees that $3,200,000 is reasonable under the circumstances, that it would be impossible to exactly determine CCBG's actual damages as a result of such a termination and that CCBG's actual damages resulting from the loss of the transaction are in excess of $3,200,000.

     9.4 NON-SURVIVAL OF REPRESENTATIONS AND COVENANTS. Unless otherwise specified elsewhere in this Agreement, the respective representations, warranties, obligations, covenants, and agreements of the Parties shall not survive the Effective Time except this Section 9.4 and Articles 1, 2, 3, 4, and 10 and Sections 7.6(d), 7.7, 7.10, 7.11, 7.13, 7.14, 7.15, and 9.3 shall survive the Effective Time; provided further, however, that notwithstanding any other provision in this Agreement, the representations, warranties, obligations, covenants, and agreements contained in Section 4.12 shall not survive the Effective Time.


                                ARTICLE 10

                              MISCELLANEOUS

     10.1  DEFINITIONS.

          (a) Except as otherwise provided herein, the capitalized terms set forth below shall have the following meanings:

     "1933 ACT" shall mean the Securities Act of 1933, as amended.

     "1934 ACT" shall mean the Securities Exchange Act of 1934, as amended.

     "ACQUISITION PROPOSAL" with respect to a Party shall mean any tender offer or exchange offer or any proposal for a merger, acquisition of all of the stock or assets of, or other business combination involving the acquisition of such Party or any of its Subsidiaries or the acquisition of a substantial equity interest in, or a substantial portion of the assets of, such Party or any of its Subsidiaries.

     "AFFILIATE" of a Person shall mean: (i) any other Person directly, or indirectly through one or more intermediaries, controlling, controlled by or under common control with such Person; (ii) any executive officer, director, partner, employer, or direct or indirect beneficial owner of any 10% or greater equity or voting interest of such Person; or (iii) any other Person for which a Person described in clause (ii) acts in any such capacity.

     "AGREEMENT" shall mean this Agreement and Plan of Merger, including the Exhibits delivered pursuant hereto and incorporated herein by reference.

     "ARTICLES OF MERGER" shall mean the Articles of Merger to be executed by CCBG and filed with the Secretary of State of the States of Florida and Georgia relating to the Holding Company Merger as contemplated by Section 1.3.

     "ASSETS" of a Person shall mean all of the assets, properties, businesses and rights of such Person of every kind, nature, character and description, whether real, personal or mixed, tangible or intangible, accrued or contingent, or otherwise relating to or utilized in such Person's business, directly or indirectly, in whole or in part, whether or not carried on the books and records of such Person, and whether or not owned in the name of such Person or any Affiliate of such Person and wherever located.

     "AVERAGE CLOSING PRICE" shall mean the average of the daily closing sales prices of one share of CCBG Common Stock as reported on the Nasdaq National Market (as reported by The Wall Street Journal or, if not reported thereby, any other authoritative source selected by CCBG) for the twenty (20) consecutive full trading days in which such shares are traded on the Nasdaq National Market ending at the close of trading on the fifth full trading day preceding the Effective Time.

     "CCB" shall mean Capital City Bank, a Florida chartered commercial bank and a CCBG Subsidiary.

     "CCBG" shall mean Capital City Bank Group, Inc., a Florida corporation.

     "CCBG CAPITAL STOCK" shall mean, collectively, the CCBG Common Stock, the CCBG Preferred Stock and any other class or series of capital stock of CCBG.

     "CCBG COMMON STOCK" shall mean the common stock of CCBG, $.01 par value per share.

     "CCBG DISCLOSURE MEMORANDUM" shall mean the written information entitled

     "Capital City Bank Group, Inc. Disclosure Memorandum" delivered prior to the date of this Agreement to FMB describing in reasonable detail the matters contained therein and, with respect to each disclosure made therein, specifically referencing each Section of this Agreement under which such disclosure is being made. Information disclosed with respect to one Section shall not be deemed to be disclosed for purposes of any other Section not specifically referenced with respect thereto.

     "CCBG ENTITIES" shall mean, collectively, CCBG and all CCBG
Subsidiaries.

     "CCBG FINANCIAL STATEMENTS" shall mean (i) the consolidated statements of condition (including related notes and schedules, if any) of CCBG as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders' equity, and cash flows (including related notes and schedules, if any) for each of the three fiscal years ended December 31, 2003, 2002 and 2001, as filed by CCBG in SEC Documents, and (ii) the consolidated statements of condition and balance sheets of CCBG (including related notes and schedules, if any) and related statements of income, changes in shareholders' equity, and cash flows (including related notes and schedules, if any) included in SEC Documents filed with respect to periods ended subsequent to December 31, 2003.

     "CCBG MATERIAL ADVERSE EFFECT" shall mean an event, change or occurrence which, individually or together with any other event, change or occurrence, has a material adverse impact on (i) the financial position, business, or results of operations of CCBG and its Subsidiaries, taken as a whole, or (ii) the ability of CCBG to perform its obligations under this Agreement or to consummate the Mergers or the other transactions contemplated by this Agreement, including without limitation the tax-free reorganization status of the Mergers provided that "Material Adverse Effect" shall not be deemed to include the impact of (a) changes in banking and similar Laws of general applicability or interpretations thereof by courts or governmental authorities, (b) changes in generally accepted accounting principles or regulatory accounting principles generally applicable to banks and their holding companies, (c) actions and omissions of CCBG (or any of its Subsidiaries) taken with the prior informed written Consent of FMB in contemplation of the transactions contemplated hereby, and (d) the direct effects of compliance with this Agreement on the operating performance of CCBG, including expenses incurred by CCBG in consummating the transactions contemplated by this Agreement.

     "CCBG PREFERRED STOCK" shall mean the preferred stock of CCBG, $.01 par value per share.

     "CCBG STOCK PLANS" shall mean the existing stock-based plans of CCBG designated as follows: (i) 1996 Associate Incentive Plan, (ii) Associate Stock Purchase Plan, (iii) Director Stock Purchase Plan and (iv) Dividend Reinvestment Plan.

     "CCBG SUBSIDIARIES" shall mean the Subsidiaries of CCBG, which shall include the CCBG Subsidiaries described in Section 5.4 and any corporation, bank, savings association, or other organization acquired as a Subsidiary of CCBG in the future and held as a Subsidiary by CCBG at the Effective Time.

     "CLOSING DATE" shall mean the date on which the Closing occurs.

     "CODE" shall mean the Internal Revenue Code of 1986. All citations to the Code, or the Treasury Regulations promulgated thereunder, shall include all amendments thereto and any substitute and successor provisions. All section references to the Code (or Treasury Regulations) shall include all similar provisions under the applicable state, local or foreign tax law.

     "CONFIDENTIALITY AGREEMENT" shall mean that certain Confidentiality Agreement, dated September 24, 2003, between FMB and CCBG.

     "CONSENT" shall mean any consent, approval, authorization, clearance, exemption, waiver, or similar affirmation by any Person pursuant to any Contract, Law, Order, or Permit.

     "CONTRACT" shall mean any written or oral agreement, arrangement, authorization, commitment, contract, indenture, instrument, lease, obligation, plan, practice, restriction, understanding, or undertaking of any kind or character, or other document to which any Person is a party or that is binding on any Person or its capital stock, Assets or business.

     "DEFAULT" shall mean (i) any breach or violation of, default under, contravention of, or conflict with, any Contract, Law, Order, or Permit, (ii) any occurrence of any event that with the passage of time or the giving of notice or both would constitute a breach or violation of, default under, contravention of, or conflict with, any Contract, Law, Order, or Permit, or
(iii) any occurrence of any event that with or without the passage of time or the giving of notice would give rise to a right of any Person to exercise any remedy or obtain any relief under, terminate or revoke, suspend, cancel, or modify or change the current terms of, or renegotiate, or to accelerate the maturity or performance of, or to increase or impose any Liability under, any Contract, Law, Order, or Permit.

     "DEPOSIT ACCOUNTS" means the deposit accounts held at FMB, the balances which are included in the Deposits or would be so included if the Deposit Account had a positive balance.

     "DEPOSITS" means all deposits (as defined in 12 U.S.C. Section 1813(I) held by FMB as of the Close of Business on the Closing Date.

     "ENVIRONMENTAL LAWS" shall mean and all Laws, effective prior to or at the Effective Time, including any amendments thereto, relating in any way to protection or regulation of public health, human health, or the environment, including, but not limited to, ambient air, indoor air, surface water, ground water, other waters, land surface, subsurface strata, or occupational safety and health. The term "Environmental Laws" shall include, but not be limited to, those Laws which are administered, interpreted, or enforced by the United States Environmental Protection Agency or by state or local governmental agencies or authorities with jurisdiction over, and including common law in respect of, protection or regulation of public health, human health, or the environment, also including, but not limited to, the Comprehensive Environmental Response Compensation and Liability Act, as amended, 42 U.S.C. Section 9601 et seq. ("CERCLA"), and the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Section 6901 et seq. ("RCRA"), and their state equivalents or analogs. The term "Environmental Laws" shall further include, but not be limited to, all other Laws relating to the release, emission, discharge, or disposal, or to the threatened release, emission, discharge, or disposal, of any Hazardous Substances, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of any Hazardous Substances.

     "EQUITY RIGHTS" shall mean all arrangements, calls, commitments, Contracts, options, rights to subscribe to, scrip, understandings, warrants, or other binding obligations of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of a Person or by which a Person is or may be bound to issue additional shares of its capital stock or other Equity Rights.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "EXHIBITS" 1 through 6, inclusive, shall mean the Exhibits so marked, copies of which are attached to this Agreement. Such Exhibits are hereby incorporated by reference herein and made a part hereof, and may be referred to in this Agreement and any other related instrument or document without being attached hereto.

     "FBCA" shall mean the Florida Business Corporation Act, as amended.

     "FMB" shall mean Farmers and Merchants Bank, a Georgia chartered commercial bank.

     "FMB COMMON STOCK" shall mean the common stock of FMB, $20 par value per share.

     "FMB DISCLOSURE MEMORANDUM" shall mean the written information entitled "Farmers and Merchants Bank Disclosure Memorandum" delivered prior to the date of this Agreement to CCBG describing in reasonable detail the matters contained therein and, with respect to each disclosure made therein, specifically referencing each Section of this Agreement under which such disclosure is being made. Information disclosed with respect to one Section shall not be deemed to be disclosed for purposes of any other Section not specifically referenced with respect thereto.

     "FMB FINANCIAL STATEMENTS" shall mean (i) the statements of condition (including related notes and schedules, if any) of FMB as of December 31, 2003, 2002 and 2001, and the related statements of income, changes in shareholders' equity, and cash flows (including related notes and schedules, if any) for each of the three fiscal years ended December 31, 2003, 2002 and 2001, and (ii) the consolidated statements of condition of FMB (including related notes and schedules, if any) and related statements of income, changes in shareholders' equity, and cash flows (including related notes and schedules, if any) that are delivered to CCBG with respect to periods ended subsequent to December 31, 2003.

     "FMB MATERIAL ADVERSE EFFECT" shall mean an event, change or occurrence which, individually or together with any other event, change or occurrence, has a material adverse impact on (i) the financial position, business, or results of operations of FMB and its Subsidiaries, taken as a whole, or (ii) the ability of FMB to perform its obligations under this Agreement or to consummate the Mergers or the other transactions contemplated by this Agreement, provided that "Material Adverse Effect" shall not be deemed to include the impact of (a) changes in banking and similar Laws of general applicability or interpretations thereof by courts or governmental authorities, (b) changes in generally accepted accounting principles or regulatory accounting principles generally applicable to banks and their holding companies, (c) actions and omissions of FMB (or any of its Subsidiaries) taken with the prior informed written Consent of CCBG in contemplation of the transactions contemplated hereby, and (d) the direct effects of compliance with this Agreement on the operating performance of FMB, including expenses incurred by FMB in consummating the transactions contemplated by this Agreement.

     "GAAP" shall mean generally accepted accounting principles, consistently applied during the periods involved.

     "HAZARDOUS SUBSTANCE" or "HAZARDOUS SUBSTANCES" shall mean (i) any hazardous substance, hazardous material, hazardous waste, regulated substance, or toxic substance, as those terms have been or currently are, regulated, or defined, by any Environmental Laws, and (ii) any other chemical, pollutant, constituent, contaminant, substance, material, waste, petroleum, petroleum product, or oil, that has been or currently is, regulated or defined, by any Environmental Laws. The term "HAZARDOUS SUBSTANCE" or "HAZARDOUS SUBSTANCES" shall also include (but is not limited to) any asbestos-containing materials or any lead-based paint. Notwithstanding the foregoing, the term "HAZARDOUS SUBSTANCE" or "HAZARDOUS SUBSTANCES" shall not mean or include (i) standard cleaning, pesticide, or maintenance fluids, or similar de minimis quantities of substances customarily used, generated, manufactured, stored, disposed of or otherwise handled in the ordinary course of business, and in material compliance with Environmental Laws; or (ii) such of the foregoing that may be naturally occurring in the soil or groundwater in, at under or about any real property.

     "HSR ACT" shall mean Section 7A of the Clayton Act, as added by Title II of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder.

     "INTELLECTUAL PROPERTY" shall mean: (a) all inventions (whether patentable or un-patentable and whether or not reduced to practice), all rights to all improvements thereto, and all patents, patent applications, and patent disclosures, together with all re-issuances, continuations, continuations-in-part, revisions, extensions, and reexaminations thereof; (b) all trademarks, service marks, trade dress, logos, trade names, corporate names and domain names together with all translations, adaptations, derivations, and combinations thereof and including all goodwill associated therewith, and all applications, registrations, and renewals in connection therewith; (c) all copyrightable works (including, but not limited to, training materials and instruction manuals), all copyrights, and all applications, registrations, and renewals in connection therewith; (d) all trade secrets and confidential business information (including ideas, know-how, formulae, compositions, techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, business methods and business and marketing plans and proposals); (e) all computer software in source or object code (including data and related documentation); (f) all other proprietary rights relative to any of the foregoing; (g) all copies and tangible embodiments of the forgoing (in whatever form or medium); and (h) all licenses to any of the foregoing.

     "INTERIM" shall mean a Georgia chartered commercial bank which is a wholly-owned Subsidiary of CCBG.

     "KNOWLEDGE" as used with respect to a Person (including references to such Person being aware of a particular matter) shall mean those facts that are known or should reasonably have been known after due inquiry by the chairman, president, chief financial officer, chief accounting officer, chief operating officer, chief credit officer, general counsel, any assistant or deputy general counsel, or any senior, executive or other vice president of such Person and the knowledge of any such persons obtained or which would have been obtained from a reasonable investigation.

     "LAW" shall mean any code, law (including common law), ordinance, regulation, reporting or licensing requirement, rule, or statute applicable to a Person or its Assets, Liabilities, or business, including those promulgated, interpreted or enforced by any Regulatory Authority.

     "LIABILITY" shall mean any direct or indirect, primary or secondary, liability, indebtedness, obligation, penalty, cost or expense (including costs of investigation, collection and defense), claim, deficiency, guaranty or endorsement of or by any Person (other than endorsements of notes, bills, checks, and drafts presented for collection or deposit in the ordinary course of business) of any type, whether accrued, absolute or contingent, liquidated or unliquidated, matured or unmatured, or otherwise.

     "LIEN" shall mean any conditional sale agreement, default of title, easement, encroachment, encumbrance, hypothecation, infringement, lien, mortgage, pledge, reservation, restriction, security interest, title retention or other security arrangement, or any adverse right or interest, charge, or claim of any nature whatsoever of, on, or with respect to any property or property interest, other than (i) Liens for current property Taxes not yet due and payable, (ii) for depository institution Subsidiaries of a Party, pledges to secure deposits and other Liens incurred in the ordinary course of the banking business, (iii) Liens which do not materially impair the use of or title to the

Assets subject to such Lien, and which are disclosed in Section 10.1 of the FMB Disclosure Memorandum or the CCBG Disclosure Memorandum, as applicable.

     "LITIGATION" shall mean any action, arbitration, cause of action, claim, complaint, criminal prosecution, governmental or other examination or investigation, hearing, administrative or other proceeding, including without limitation, any actual, pending, or threatened condemnation, relating to or affecting a Party, its business, its Assets (including Contracts related to it), or the transactions contemplated by this Agreement, but shall not include regular, periodic examinations of depository institutions and their Affiliates by Regulatory Authorities.

     "MATERIAL" for purposes of this Agreement shall be determined in light of the facts and circumstances of the matter in question; provided that any specific monetary amount stated in this Agreement shall determine materiality in that instance.

     "NASD" shall mean the National Association of Securities Dealers, Inc.

     "NASDAQ NATIONAL MARKET" shall mean the National Market System of the National Association of Securities Dealers Automated Quotations System.

     "OCGA" shall mean the Official Code of Georgia Annotated, as amended.

     "ORDER" shall mean any administrative decision or award, decree, injunction, judgment, order, quasi- judicial decision or award, ruling, or writ of any federal, state, local or foreign or other court, arbitrator, mediator, tribunal, administrative agency, or Regulatory Authority.

     "PARTY" shall mean either FMB, CCB or CCBG, and "PARTIES" shall mean FMB, CCB, and CCBG.

     "PERMIT" shall mean any federal, state, local, and foreign governmental approval, authorization, certificate, easement, filing, franchise, license, notice, permit, or right to which any Person is a party or that is or may be binding upon or inure to the benefit of any Person or its securities, Assets, or business.

     "PERSON" shall mean a natural person or any legal, commercial or governmental entity, such as, but not limited to, a corporation, general partnership, joint venture, limited partnership, limited liability company, trust, business association, group acting in concert, or any person acting in a representative capacity.

     "PROXY STATEMENT" shall mean the proxy statement used by FMB to solicit the approval of its shareholders of the transactions contemplated by this Agreement, which shall include the prospectus of CCBG relating to the issuance of the CCBG Common Stock to holders of FMB Common Stock.

     "REGISTRATION STATEMENT" shall mean the Registration Statement on Form S-4, or other appropriate form, including any pre-effective or post-effective amendments or supplements thereto, filed with the SEC by CCBG under the 1933 Act with respect to the shares of CCBG Common Stock to be issued to the shareholders of FMB in connection with the transactions contemplated by this Agreement.

     "REGULATORY AUTHORITIES" shall mean, collectively, the SEC, the NASD, the Federal Trade Commission, the United States Department of Justice, the Board of the Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Georgia Department of Banking and Finance, the Florida Department of Financial Services and all other federal, state, county, local or other governmental or regulatory agencies, authorities (including self- regulatory authorities), instrumentalities, commissions, boards or bodies having jurisdiction over the Parties and their respective Subsidiaries.

     "REPRESENTATIVE" shall mean any investment banker, financial advisor, attorney, accountant, consultant, or other representative engaged by a Person.

     "RETURNS" shall mean all returns, declarations, reports, statements and other documents required to be filed in respect of Taxes, and any claims for refunds of Taxes, including any amendments or supplements to any of the foregoing.

     "SEC DOCUMENTS" shall mean all forms, proxy statements, registration statements, reports, schedules, and other documents filed, or required to be filed, by a Party or any of its Subsidiaries with any Regulatory Authority pursuant to the Securities Laws.

     "SECURITIES LAWS" shall mean the 1933 Act, the 1934 Act, the Investment Company Act of 1940, as amended, the Investment Advisors Act of 1940, as amended, the Trust Indenture Act of 1939, as amended, and the rules and regulations of any Regulatory Authority promulgated thereunder.

     "SHAREHOLDERS' MEETING" shall mean the meeting of the shareholders of FMB to be held pursuant to Section 7.1, including any adjournment or adjournments thereof.

     "SIGNIFICANT SUBSIDIARY" shall mean any present or future consolidated Subsidiary of the Party in question, the assets of which constitute ten percent (10%) or more of the consolidated assets of such Party as reflected on such Party's consolidated statement of condition prepared in accordance with GAAP.

     "SUBSIDIARIES" shall mean all those corporations, associations, or other business entities of which the entity in question either (i) owns or controls 50% or more of the outstanding equity securities either directly or through an unbroken chain of entities as to each of which 50% or more of the outstanding equity securities is owned directly or indirectly by its parent (provided, there shall not be included any such entity the equity securities of which are owned or controlled in a fiduciary capacity), (ii) in the case of partnerships, serves as a general partner, (iii) in the case of a limited liability company, serves as a managing member, or (iv) otherwise has the ability to elect a majority of the directors, trustees or managing members thereof.

     "SURVIVING BANK" shall mean FMB as the surviving bank resulting from the Bank Merger.

     "SURVIVING CORPORATION" shall mean CCBG as the surviving corporation resulting from the Holding Company Merger.

     "TAX" or "TAXES" shall mean all federal, state, local, foreign and other taxes, assessments or other governmental charges, including, without limitation, (i) income, estimated income, business, occupation, franchise, property, sales, use, excise, employment, unemployment, payroll, social security, ad valorem, transfer, gains, profits, capital stock, license, gross receipts, stamp, real estate, severance and withholding taxes, and any fee assessment or other charge in the nature or in lieu of any tax and including any transferee or secondary liability in respect of any tax (imposed by law, agreement or otherwise) and (ii) interest, penalties and additions in connection therewith, in each case, for which FMB is or may be liable (including as a result of the application of Treas. Reg. Section 1.1502-6).

          (b) The terms set forth below shall have the meanings ascribed thereto in the referenced sections:

     Allowance                                   Section 4.9
     Bank Merger                                 Preamble
     Bank Plan                                   Section 1.1
     Cash Exchange Ratio                         Section 2.1(b)
     CCBG SEC Reports                            Section 5.5(a)
     Certificates                                Section 3.1
     Closing                                     Section 1.4
     Deposit Liabilities                         Section 1.2
     Effective Time                              Section 1.6
     Employee                                    Section 7.14(b)
     Environmental Survey                        Section 7.19
     ERISA Affiliate                             Section 4.15(d)
     Exchange Agent                              Section 3.1
     Exchange Ratio                              Section 2.1(b)
     FMB Benefit Plans                           Section 4.15
     FMB Contracts                               Section 4.16
     FMB ERISA Plan                              Section 4.15
     FMB Pension Plan                            Section 4.15
     Holding Company Merger                      Preamble
     Indemnified Party                           Section 7.15
     Material Defect                             Section 7.19
     Material Defect Notice                      Section 7.19
     Maximum Amount                              Section 7.15
     Mergers                                     Preamble
     Participants                                Section 4.15
     Property Examination                        Section 7.19
     Real Property                               Section 4.10(f)

     Share Exchange Ratio                        Section 2.1(b)
     Tax Opinion                                 Section 8.1(g)
     Wholesale Mortgage Business                 Section 4.16

          (c) Any singular term in this Agreement shall be deemed to include the plural, and any plural term the singular. Whenever the words "include," "includes" or "including" are used in this Agreement, they shall be deemed followed by the words "without limitation."

     10.2 EXPENSES. Except as otherwise provided in this Section 10.2, each of the Parties shall bear and pay all direct costs and expenses incurred by it or on its behalf in connection with the transactions contemplated hereunder, including filing, registration and application fees, printing fees, and fees and expenses of its own financial or other consultants, investment bankers, accountants, and counsel, except that each of the Parties shall bear and pay one-half of the filing fees payable in connection with the Registration Statement and the Proxy Statement and printing costs incurred in connection with the printing of the Registration Statement and the Proxy Statement.

     10.3 BROKERS AND FINDERS. Except for Trident Securities, Inc., as to FMB, and except for McConnell, Budd & Romano, Inc., as to CCBG, each of the Parties represents and warrants that neither it nor any of its officers, directors, employees, or Affiliates has employed any broker or finder or incurred any Liability for any financial advisory fees, investment bankers' fees, brokerage fees, commissions, or finders' fees in connection with this Agreement or the transactions contemplated hereby. In the event of a claim by any broker or finder based upon his or its representing or being retained by or allegedly representing or being retained by FMB or by CCBG, each of FMB and CCBG, as the case may be, agrees to indemnify and hold the other Party harmless of and from any Liability in respect of any such claim.

     10.4 ENTIRE AGREEMENT. Except as otherwise expressly provided herein, this Agreement (including the documents and instruments referred to herein) constitutes the entire agreement between the Parties with respect to the transactions contemplated hereunder and supersedes all prior arrangements or understandings with respect thereto, written or oral (except, as to Section 7.6(d), for the Confidentiality Agreement). Nothing in this Agreement expressed or implied, is intended to confer upon any Person, other than the Parties or their respective successors, any rights, remedies, obligations, or liabilities under or by reason of this Agreement, other than as provided in Sections 7.14 and 7.15.

     10.5 AMENDMENTS. To the extent permitted by Law, this Agreement may be amended by a subsequent writing signed by each of the Parties upon the approval of each of the Parties, whether before or after shareholder approval of this Agreement has been obtained; provided, that after any such approval by the holders of FMB Common Stock, there shall be made no amendment that reduces or modifies in any material adverse respect the consideration to be received by holders of FMB Common Stock; and further provided, that the provisions of this Agreement relating to the manner or basis in which shares of FMB Common Stock will be exchanged for shares of CCBG Common Stock shall not be amended after the Shareholders' Meeting in a manner adverse to the holders of CCBG Common Stock without any requisite approval of the holders of the issued and outstanding shares of CCBG Common Stock entitled to vote thereon.

     10.6  WAIVERS.

          (a) Prior to or at the Effective Time, CCBG, acting through its Board of Directors, chief executive officer or other authorized officer, shall have the right to waive any Default in the performance of any term of this Agreement by FMB, to waive or extend the time for the compliance or fulfillment by FMB of any and all of its obligations under this Agreement, and to waive any or all of the conditions precedent to the obligations of CCBG under this Agreement, except any condition which, if not satisfied, would result in the violation of any Law. No such waiver shall be effective unless in writing signed by a duly authorized officer of CCBG.

          (b) Prior to or at the Effective Time, FMB, acting through its Board of Directors, chief executive officer or other authorized officer, shall have the right to waive any Default in the performance of any term of this Agreement by CCBG, to waive or extend the time for the compliance or fulfillment by CCBG of any and all of its obligations under this Agreement, and to waive any or all of the conditions precedent to the obligations of FMB under this Agreement, except any condition which, if not satisfied, would result in the violation of any Law. No such waiver shall be effective unless in writing signed by a duly authorized officer of FMB.

          (c) The failure of any Party at any time or times to require performance of any provision hereof shall in no manner affect the right of such Party at a later time to enforce the same or any other provision of this Agreement. No waiver of any condition or of the breach of any term contained in this Agreement in one or more instances shall be deemed to be or construed as a further or continuing waiver of such condition or breach or a waiver of any other condition or of the breach of any other term of this Agreement.

     10.7 ASSIGNMENT. Except as expressly contemplated hereby, neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any Party hereto (whether by operation of Law or otherwise) without the prior written consent of the other Party. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of and be enforceable by the Parties and their respective successors and assigns.

     10.8 NOTICES. All notices, requests, consents and other communications required or permitted under this Agreement shall be in writing and shall be (as elected by the person giving such notice) hand delivered by messenger or courier service, transmitted by fax, or mailed by registered or certified mail (postage prepaid), return receipt requested, addressed to:

     FMB:                 Farmers and Merchants Bank
                          600 Bellevue Avenue
                          Dublin, Georgia 31021
                          Telecopy Number: (478) 272-3675
                          Attention: McGrath Keen, Jr.

     Copy to Counsel:     Powell, Goldstein, Frazer & Murphy LLP
                          191 Peachtree Street, N.E., Sixteenth Floor
                          Atlanta, Georgia 30303
                          Telecopy Number: (404) 572-6999
                          Attention: Walter G. Moeling IV, Esq.

     CCB:                 Capital City Bank
                          217 North Monroe Street
                          Tallahassee, Florida 33301
                          Telecopy Number: (850) 878-9150
                          Attention: J.  Kimbrough Davis

     CCBG:                Capital City Bank Group, Inc.
                          217 North Monroe Street
                          Tallahassee, Florida 33301
                          Telecopy Number: (850) 878-9150
                          Attention: J.  Kimbrough Davis

     Copy to Counsel:     Gunster, Yoakley & Stewart, P.A.
                          500 East Broward Boulevard, Suite 1400
                          Fort Lauderdale, Florida 33394
                          Telecopy Number: (954) 523-1722
                          Attention:  Gregory K. Bader, Esq.

or to such other address as any party may designate by notice complying with the terms of this Section. Each such notice shall be deemed delivered (a) on the date delivered, if by messenger or courier service; (b) on the date of the confirmation of receipt, if by fax; and (c) either upon the date of receipt or refusal of delivery, if mailed.

     10.9 GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the Laws of the State of Florida, without regard to any applicable conflicts of Laws.

     10.10 COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     10.11 CAPTIONS; ARTICLES AND SECTIONS. The captions contained in this Agreement are for reference purposes only and are not part of this Agreement. Unless otherwise indicated, all references to particular Articles or Sections shall mean and refer to the referenced Articles and Sections of this Agreement.

     10.12 INTERPRETATIONS. Neither this Agreement nor any uncertainty or ambiguity herein shall be construed or resolved against any party, whether under any rule of construction or otherwise. No party to this Agreement shall be considered the draftsman. The parties acknowledge and agree that this Agreement has been reviewed, negotiated, and accepted by all parties and their attorneys and shall be construed and interpreted according to the ordinary meaning of the words used so as fairly to accomplish the purposes and intentions of all parties hereto.

     10.13 ENFORCEMENT OF AGREEMENT. The Parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with its specific terms or were otherwise breached. It is accordingly agreed that the Parties shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof in any court of the United States or any state having jurisdiction, this being in addition to any other remedy to which they are entitled at law or in equity.

     10.14 ENFORCEMENT COSTS. If any civil action, arbitration or other legal proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any provision of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees, court costs, sales and use taxes and all expenses even if not taxable as court costs (including, without limitation, all such fees, taxes, costs and expenses incident to arbitration, appellate, bankruptcy and post-judgment proceedings), incurred in that proceeding, in addition to any other relief to which such party or parties may be entitled. Attorneys' fees shall include, without limitation, paralegal fees, investigative fees, administrative costs, sales and use taxes and all other charges billed by the attorney to the prevailing party (including any fees and costs associated with collecting such amounts).

     10.15 SEVERABILITY. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement or affecting the validity or enforceability of any of the terms or provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, the provision shall be interpreted to be only so broad as is enforceable.


                [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, each of the Parties has caused this Agreement to be executed on its behalf by its duly authorized officers as of the day and year first above written.


                                         CAPITAL CITY BANK GROUP, INC.


                                         By: ________________________
                                         Name:
                                         Title:



                                         CAPITAL CITY BANK


                                         By: ________________________
                                         Name:
                                         Title:



                                         FARMERS AND MERCHANTS BANK


                                         By: ________________________
                                         Name:
                                         Title:

LIST OF EXHIBITS

Exhibit Number                    Description
--------------                    -----------
      1.           Bank Plan of Merger  (Section 1.4).

      2. Form of agreement of affiliates of FMB (Sections 7.13 and 8.2(e)).

      3.           Form of Director's Agreement  (Sections 7.17 and 8.2(g)).

      4. Matters as to which Powell, Goldstein, Frazer & Murphy LLP will opine (Section 8.2(d)).

      5.           Claims Letter  (Section 8.2(h)).

      6. Matters as to which Gunster, Yoakley & Stewart, P.A. will opine (Section 8.3(d)).

                                                               Exhibit 1
                                                               ---------


                                PLAN OF MERGER
                             AND MERGER AGREEMENT


     Pursuant to the provisions of Title 7, Chapter 1, Article 2 of the Official Code of Georgia, the undersigned banks do hereby adopt and enter into this Plan of Merger and Merger Agreement (this "Agreement") for the purpose of merging (the "Merger") CCBG Interim Bank, a Georgia chartered commercial bank ("Interim"), with and into Farmers and Merchants Bank, a Georgia chartered commercial bank ("FMB"):

(a) Terms of Merger. At the Effective Time, as hereinafter defined, Interim shall be merged with and into FMB, and Interim will cease to exist as a separate banking corporation. FMB and Interim shall thereupon become a single banking corporation which shall continue its existence as a Georgia banking corporation under the charter of FMB.

(b)  Corporate Name.  The name of the surviving banking corporation shall be:

                           "Farmers and Merchants Bank"

(c) Articles of Incorporation; Bylaws. The Articles of Incorporation and Bylaws of FMB as in effect immediately prior to the Merger shall remain in effect thereafter until amended by FMB in accordance with applicable law.

(d) Board of Directors. At the Effective Time the following are the names of each director who is to serve until the next meeting of the shareholders at which directors are elected:

     *   [To be determined]

(e)  Manner of Converting Shares.

     (1) At the Effective Time, each issued and outstanding share of the common stock of FMB, par value $20 per share ("FMB Common Stock"), shall, by virtue of the Merger and without any action by the holder thereof, be converted into CCBG Common Stock as contemplated by the Agreement and Plan of Merger, dated May __, 2004, by and among FMB, Capital CIty Bank Group, Inc., and Capital City Bank. At the Effective Time, each issued and outstanding share of Interim Common Stock shall remain issued and outstanding and unaffected by the Merger and shall constitute all the issued and outstanding common stock of the surviving banking corporation as of the Effective Time. In the event that prior to the Effective Time, FMB Common Stock shall be changed to a different number of shares, or a different class of shares by reason of any recapitalization or reclassification, stock dividend, combination, stock split or reverse stock split, an appropriate and proportionate adjustment shall be made in the

                                      1-1
          number of shares of CCBG Common Stock into which FMB Common Stock shall be converted.

     (2) The "Effective Time" shall mean _____ p.m. on the date requested by Interim, as soon as practicable after the delivery of this Agreement and certified resolutions to the Georgia Department of Banking and Finance (the "Department").

(f) Amendments. The provisions of this Agreement may not be amended, supplemented, waived or changed orally, but only by a writing signed by all parties to this Agreement and making specific reference to this Agreement.

(g) Articles of Merger. Upon adoption of this Agreement by the Boards of Directors and the shareholders of the parties hereto, the parties hereto shall execute and file Articles of Merger pursuant to Section 7-1-532 of the Financial Institutions Code of Georgia.

(h)  Conditions Precedent.  Consummation of the Merger is conditioned upon
     (i) the receipt of all approvals, consents, waivers, and other clearances of all federal and state regulatory authorities having jurisdiction over the transactions contemplated by this Agreement and
     (ii) the expiration of any required waiting periods.

(i) Governing Law. This Agreement and all transactions contemplated by this Agreement shall be governed by, and construed and enforced in accordance with, the internal laws of the State of Georgia without regard to principles of conflicts of laws.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the ___ day of ________ 2004.


                                        CCBG INTERIM BANK


                                        By: _________________________
                                        Name:
                                        Title:


                                        FARMERS AND MERCHANTS BANK


                                        By: _________________________
                                        Name:
                                        Title:

                                      1-2

                                                               Exhibit 2
                                                               ---------


                             AFFILIATE AGREEMENT



Capital City Bank Group, Inc.
217 N. Monroe Street
Tallahassee, Florida 32302

Attention: William G. Smith, Jr.

Gentlemen:

     The undersigned is a shareholder of Farmers and Merchants Bank, a Georgia chartered commercial bank ("FMB"), and will become a shareholder of Capital City Bank Group, Inc., a Florida corporation ("CCBG"), pursuant to the transactions described in the Agreement and Plan of Merger, dated as of May __, 2004 (the "Merger Agreement"), by and among CCBG, Capital City Bank ("CCB"), and FMB. Under the terms of the Merger Agreement, CCBG's Georgia chartered interim banking subsidiary will be merged into and with FMB (the "Bank Merger"), followed by a merger of FMB with CCBG (the "Holding Company Merger"), and all outstanding shares of $20 par value per share common stock of FMB ("FMB Common Stock") will be converted into and exchanged for a combination of shares of $.01 par value common stock of CCBG ("CCBG Common Stock") and cash. This Affiliate Agreement represents an agreement between the undersigned and CCBG regarding certain rights and obligations of the undersigned and CCBG in connection with the shares of CCBG to be received by the undersigned as a result of the Merger.

     In consideration of the Bank Merger and the mutual covenants contained herein, the undersigned and CCBG hereby agree as follows:

     1. Affiliate Status. The undersigned understands and agrees that as to FMB the undersigned is an "affiliate" under Rule 145(c) as defined in Rule 405 of the Rules and Regulations of the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended ("1933 Act"), and the undersigned anticipates that the undersigned will be such an "affiliate" at the time of the Merger.

     2. Covenants and Warranties of Undersigned. The undersigned represents, warrants and agrees that:

          a. The CCBG Common Stock received by the undersigned as a result of the Merger will be taken for the undersigned's own account and not for others, directly or indirectly, in whole or in part.

          b. CCBG has informed the undersigned that any distribution by the undersigned of CCBG Common Stock has not been registered under the 1933 Act and that shares of CCBG Common Stock received pursuant to the Merger can only be sold by the undersigned (1) following registration under the 1933 Act, or
(2) in conformity with the volume and other requirements of Rule 145(d) promulgated by the

                                      2-1

SEC as the same now exist or may hereafter be amended, or (3) to the extent some other exemption from registration under the 1933 Act might be available.

          c. The undersigned is aware that CCBG intends to treat the Merger as a tax-free reorganization under Section 368 of the Internal Revenue Code ("Code") for federal income tax purposes. The undersigned agrees to treat the transaction in the same manner as CCBG for federal income tax purposes.

     3. Restrictions on Transfer. The undersigned understands and agrees that stop transfer instructions with respect to the shares of CCBG Common Stock received by the undersigned pursuant to the Merger will be given to CCBG's Transfer Agent and that there will be placed on the certificates for such shares, or shares issued in substitution thereof, a legend stating in substance:

          "The shares represented by this certificate were issued in a transaction to which Rule 145, promulgated under the Securities Act of 1933, as amended (the "1933 Act"), applies and may not be sold, pledged, transferred, or otherwise disposed of except or unless (i) covered by an effective registration statement under the 1933 Act, (ii) in accordance with Rule 145 under the 1933 Act, or (iii) in accordance with a legal opinion satisfactory to counsel for Capital City Bank Group, Inc. that such sale or transfer is otherwise exempt from the registration requirements of the 1933 Act."

Such legend will also be placed on any certificate representing CCBG securities issued subsequent to the original issuance of the CCBG Common Stock pursuant to the Merger as a result of any transfer of such shares or any stock dividend, stock split, or other recapitalization as long as the CCBG Common Stock issued to the undersigned pursuant to the Merger has not been transferred in such manner to justify the removal of the legend therefrom. If the provisions of Rules 144 and 145 are amended to eliminate restrictions applicable to the CCBG Common Stock received by the undersigned pursuant to the Merger, or at the expiration of the restrictive period set forth in Rule 145(d), CCBG, upon the request of the undersigned, will cause the certificates representing the shares of CCBG Common Stock issued to the undersigned in connection with the Merger to be reissued free of any legend relating to the restrictions set forth in Rules 144 and 145(d) upon receipt by CCBG of an opinion of its counsel to the effect that such legend may be removed.

     4. Understanding of Restrictions on Disposition. The undersigned has carefully read the Merger Agreement and this Affiliate Agreement and discussed their requirements and impact upon the undersigned's ability to sell, transfer, or otherwise dispose of the shares of CCBG Common Stock received by the undersigned, to the extent the undersigned believes necessary, with the undersigned's counsel or counsel for FMB.

     5. Filing of Reports by CCBG. CCBG agrees, for a period of three years after the effective date of the Merger, to file on a timely basis all reports required to be filed

                                      2-2
by it pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, so that the public information provisions of Rule 145(d) promulgated by the SEC as the same are presently in effect will be available to the undersigned in the event the undersigned desires to transfer any shares of CCBG Common Stock issued to the undersigned pursuant to the Merger.

     6. Transfer Under Rule 145(d). If the undersigned desires to sell or otherwise transfer pursuant to Rule 145(d) the shares of CCBG Common Stock received by the undersigned in connection with the Merger at any time during the restrictive period set forth in Rule 145(d), the undersigned will provide the necessary representation letter to the transfer agent for CCBG Common Stock together with such additional information as the transfer agent may reasonably request. If CCBG's counsel concludes that such proposed sale or transfer complies with the requirements of Rule 145(d), CCBG shall cause such counsel to provide such opinions as may be necessary to CCBG's Transfer Agent so that the undersigned may complete the proposed sale or transfer in a timely fashion.

     7. Acknowledgments. The undersigned recognizes and agrees that the foregoing provisions also apply to all shares of the capital stock of FMB and CCBG that are deemed to be beneficially owned by the undersigned pursuant to applicable federal securities laws, which the undersigned agrees may include, without limitation, shares owned or held in the name of (i) the undersigned's spouse, (ii) any relative of the undersigned or of the undersigned's spouse who has the same home as the undersigned, (iii) any trust or estate in which the undersigned, the undersigned's spouse, and any such relative collectively own at least a 10% beneficial interest or of which any of the foregoing serves as trustee, executor, or in any similar capacity, and (iv) any corporation or other organization in which the undersigned, the undersigned's spouse and any such relative collectively own at least 10% of any class of equity securities or of the equity interest. The undersigned further recognizes that, in the event that the undersigned is a director or officer of CCBG or becomes a director or officer of CCBG upon consummation of the Merger, among other things, any sale of CCBG Common Stock by the undersigned within a period of less than six months following the effective time of the Merger may subject the undersigned to liability pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

     8. Miscellaneous. This Affiliate Agreement is the complete agreement of CCBG and the undersigned concerning the subject matter hereof. Any notice required to be sent to any party hereunder shall be sent by registered or certified mail, return receipt requested, using the addresses set forth herein or such other address as shall be furnished in writing by the parties. This Affiliate Agreement shall be governed by the laws of the State of Florida except to the extent governed by the securities laws of the United States of America.

     9. Equitable Remedies. The undersigned acknowledges and agrees that CCBG could not be made whole by monetary damages in the event of any default by the undersigned of the terms and conditions set forth in this Affiliate Agreement. It is accordingly agreed and understood that CCBG, in addition to any other remedy which it may have at law or in equity, shall be entitled to an injunction, injunctions, or a restraining order or orders to prevent breaches of this Affiliate Agreement and

                                      2-3
specifically to enforce the terms and provisions hereof in any action in any court of the United States or in any state having appropriate jurisdiction.

     This Affiliate Agreement is executed as of the ___ day of _____________, 2004.

Very truly yours,


_________________
Signature


_________________
Print Name


_________________
_________________
_________________
Address

[Add below the signatures of all registered owners of shares deemed beneficially owned by the affiliate]


_________________
Name:


_________________
Name:


_________________
Name:

AGREED TO AND ACCEPTED as of the ___ day of ___________, 2004:

CAPITAL CITY BANK GROUP, INC.


By: ____________________________
PRINT NAME: ____________________
TITLE: _________________________

                                      2-4

                                                               Exhibit 3
                                                               ---------

                             DIRECTOR'S AGREEMENT


     THIS DIRECTOR'S AGREEMENT (this "Agreement") is made and entered into as of _________________, 2004, by and between the undersigned director (the "Director"), and Capital City Bank Group, Inc. ("CCBG").

                                  RECITALS

     The Director is a current member of the Board of Directors of Farmers and Merchants Bank ("FMB") and is the owner of _________ shares of FMB common stock (the "Shares"). The Director has agreed to enter into this Agreement with CCBG to induce CCBG and Capital City Bank ("CCB") to enter into an Agreement and Plan of Merger (the "Merger Agreement") with FMB. The Merger Agreement generally provides for the merger of FMB with a Georgia chartered interim bank subsidiary of CCBG (the "Bank Merger"), followed by a merger of FMB with CCBG (the "Merger") (the Merger, together with the Bank Merger, shall be referred to as the "Mergers"), and the conversion of the issued and outstanding shares of common stock of FMB into a combination of shares of CCBG common stock and cash.

     Upon consummation of the Mergers, the Director will become a member of the Laurens County Community Board of Directors. Capital City maintains large and active Community Boards, in virtually every community in which it operates, which act as a fundamental link between the local communities and the management and directors of CCBG and Capital City Bank.

     NOW THEREFORE, for and in consideration of the consideration described in the Merger Agreement and the mutual covenants and agreements hereinafter set forth which are deemed to be made for the purpose of inducing CCBG to enter into the transaction contemplated by the Merger Agreement, the parties agree as follows:


     1.   Community Board.   The Director acknowledges and agrees to serve as
a member of the Community Board upon the consummation of the Mergers. This board will serve at the discretion of the Company. The members of the Community Board shall be paid a fee of $200 per meeting of the Community Board and this fee may be modified from time to time in the discretion of the Company. To join the Community Board, the Director hereby agrees to relinquish and resign from his director position with FMB upon consummation of the Mergers.

     2. Share Restrictions. Prior to consummation of the Merger, without CCBG's prior written consent, the Director shall not transfer, sell, assign, convey or encumber any of the Shares during the term of this Agreement, except to CCBG pursuant to the terms of the Merger Agreement. Without limiting the generality of the foregoing, the Director shall not grant to any party any option or right to purchase the Shares or any interest in the Shares. Further, except with respect to the Mergers, the Director shall not approve or ratify any agreement or contract pursuant to which the Shares would be transferred to any other party as a result of a consolidation, merger, reorganization, or acquisition.

                                      3-1

     3. Voting. The Director intends to, and will, vote all of the Shares beneficially owned by him or her (and with respect to which he or she has voting power) in favor of the Mergers. The Director will also recommend that the shareholders of FMB approve the Mergers when the same is presented to the shareholders for consideration in properly prepared proxy materials, subject only to the Director's legal obligations (if any) as a director of FMB, and will use his or her best efforts to effect consummation of the Mergers and the other transactions contemplated by the Merger Agreement. Further, the Director intends to, and will, surrender the certificate or certificates representing his or her Shares that are beneficially owned by him or her (and with respect to which he or she has sole dispositive power) to CCBG upon consummation of the Mergers.

     4. Non-Competition. The Director covenants and agrees with CCBG that for a period of two years after the effective time of the Mergers, the Director shall not, without the prior written consent of CCBG, directly or indirectly serve as a consultant to, serve as a management official of, or be or become a major shareholder of any Depository Institution having an office in Dublin, Georgia or within a ten (10) mile radius of Dublin, Georgia. It is expressly understood that the covenants contained in this Section do not apply to (i) securities holdings which do not cause the Director to be deemed a major shareholder of a Depository Institution other than FMB as of the date of this Agreement or (ii) advisory relationships with a Depository Institution which the Director has as of the date of this Agreement or may have after the date hereof solely in the capacity as legal counsel. For the purposes of the covenants contained in this Section, the following terms shall have the following respective meanings:

          (a) The term "Depository Institution" shall refer to any person which engages in the business of making loans and taking deposits or which owns or controls, or is under common control with, a company that engages in such business.

          (b) The term "major shareholder" shall refer to the beneficial ownership of 5% or more of any class of voting securities of such company or the ownership of 5% of the total equity interest in such company, however denominated.

     5. Non-Interference. The Director covenants and agrees that he will not, for a period of two years after the effective time of the Mergers, (i) interfere with CCBG's business by soliciting, inducing, attempting to solicit or induce, by combining or conspiring with, or attempting to do so, or in any other manner, to influence in the first instance any employees, officers, directors, agents, consultants, or representatives, (collectively, the "Business Affiliates") of CCBG or any of its subsidiaries to terminate his position as an employee, officer, director, agent, consultant, or representative of CCBG or any of its subsidiaries as such in order to become an employee, officer, director, agent, consultant, or representative, to or for any company with which he is associated in any way or to compete with CCBG or any of its subsidiaries, (ii) induce or attempt to induce any third party to terminate or materially and adversely modify its relationship with CCBG or any of its subsidiaries after the date hereof or (iii) in any other manner interfere with, disturb, disrupt, decrease, or otherwise jeopardize CCBG's business relationships.

     6. Confidentiality. The Director covenants and agrees that he will not, for a period of two years after the effective time of the Mergers, disclose any information concerning FMB's methods of operation, advertising, publicity, training, business,

                                      3-2
prospects, customers or contacts, or any other information relating or useful to FMB's business; provided, however, that such information may be disclosed
(i) to third parties if such information was then generally known to the public; (ii) to third parties if such information became known to the public through no fault of the Director or any of his agents or representatives; or
(iii) as required by law.

     7.   Effective Time.  Except with respect to the covenants contained in
Section 4, which shall be governed by the terms set forth therein and shall be effective only upon consummation of the Mergers, the covenants and obligations set forth in this Agreement shall become effective on the date first written above and shall expire and be of no further force and effect when the Merger Agreement has been terminated.

     8. Specific Performance. Each of the parties acknowledges that the parties will be irreparably damaged (and damages at law would be an inadequate remedy) if this Agreement is not specifically enforced. Therefore, in the event of a breach or threatened breach by any party of any provision of this Agreement, then the other parties shall be entitled, in addition to all other rights or remedies which may be available at law or in equity, to an injunction restraining such breach, without being required to show any actual damage or to post an injunction bond, and/or to a decree for specific performance of the provisions of this Agreement.

     9. Entire Agreement. This Agreement and any additional agreements executed concurrently therewith represent the entire understanding and agreement between the parties with respect to the subject matter hereof, and supersede all other negotiations, understandings and representations (if any) made by and between such parties.

     10. Amendments. The provisions of this Agreement may not be amended, supplemented, waived or changed orally, but only by a writing signed by the party as to whom enforcement of any such amendment, supplement, waiver or modification is sought and making specific reference to this Agreement.

     11. Binding Effect. All of the terms and provisions of this Agreement shall be binding upon, inure to the benefit of, and be enforceable by the parties and their respective administrators, executors, personal representatives, estates, other legal representatives, heirs and permitted assigns, whether so expressed or not.

     12. Notices. All notices, requests, consents and other communications required or permitted under this Agreement shall be in writing and shall be (as elected by the person giving such notice) hand delivered by messenger or courier service, transmitted by fax, or mailed by registered or certified mail (postage prepaid), return receipt requested, addressed to:

                                      3-3

Farmers and Merchants Bank               With a copy to:
Attn: McGrath Keen Jr.                   Powell Goldstein Frazer & Murphy LLP
600 Bellevue Avenue                      Attn:  Walter G. Moeling, IV, Esq.
Dublin, Georgia 31021                    191 Peachtree Street, NE, 16th Floor
Tel:  (478) 272-3100                     Atlanta, Georgia 30303
Fax: (478) 272-3675                      Tel:  (404) 572-6600
                                         Fax: (404) 572-6999

Capital City Bank Group, Inc.            With a copy to:
Attn:  J. Kimbrough Davis                Gunster, Yoakley & Stewart, P.A.
217 North Monroe Street                  Attn:  Gregory K. Bader, Esq.
Tallahassee, Florida 32302               500 East Broward Blvd., Suite 1400
Tel:  (850) 671-0610                     Fort Lauderdale, Florida 33394
Fax: (850) 878-9150                      Tel:  (954) 713-6407
                                         Fax: (954) 523-1722

or to such other address as any party may designate by notice complying with the terms of this Section. Each such notice shall be deemed delivered (a) on the date delivered, if by messenger or courier service; (b) on the date of the confirmation of receipt, if by fax; and (c) either upon the date of receipt or refusal of delivery, if mailed.

     13. Severability. If any provision of this Agreement or any other agreement entered into pursuant hereto is contrary to, prohibited by or deemed invalid under applicable law or regulation, such provision shall be inapplicable and deemed omitted to the extent so contrary, prohibited or invalid, but the remainder hereof shall not be invalidated thereby and shall be given full force and effect so far as possible. If any provision of this Agreement may be construed in two or more ways, one of which would render the provision invalid or otherwise voidable or unenforceable and another of which would render the provision valid and enforceable, such provision shall have
the meaning which renders it valid and enforceable.   Without limiting the
generality of the foregoing, in the event the duration, scope or geographic area contemplated by this Agreement are determined to be unenforceable by a court of competent jurisdiction, the parties agree that such duration, scope or geographic area shall be deemed to be reduced to the greatest scope, duration or geographic area which will be enforceable.

     14. Waivers. The failure or delay of CCBG at any time to require performance or observance by the Director of any provision of this Agreement, even if known, shall not affect the right of CCBG to require performance or observance of that provision or to exercise any right, power or remedy hereunder. Any waiver by CCBG of any breach of any provision of this Agreement shall not be construed as a waiver of any continuing or succeeding breach of such provision by the Director, a waiver of the provision itself, or a waiver of any right, power or remedy under this Agreement. No notice to or demand on any party in any circumstance shall, of itself, entitle such party to any other or further notice or demand in similar or other circumstances. The failure or delay by CCBG at any time to require performance by any other person of any provision of an agreement similar to this

                                      3-4

Agreement, even if known, shall not affect the right of CCBG to require performance or observance of this Agreement or to exercise any right, power or remedy hereunder.

     15. Third Parties. Unless expressly stated herein to the contrary, nothing in this Agreement, whether expressed or implied, is intended to confer any rights or remedies hereunder or by reason of this Agreement on any persons other than the parties hereto and their respective legal representatives, successors and permitted assigns; provided, however, that any subsidiary or other affiliate of CCBG may enforce the terms and provisions of this Agreement for the benefit of CCBG or its subsidiaries or affiliates. Nothing in this Agreement is intended to relieve or discharge the obligation or liability of any third persons to any party to this Agreement, nor shall any provision give any third persons any right of subrogation or action over or against any party to this Agreement.

     16. Enforcement Costs. If any civil action, arbitration or other legal proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any provision of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees, court costs and all expenses (including, without limitation, all such fees, taxes, costs and expenses incident to arbitration, appellate, bankruptcy and post-judgment proceedings), incurred in that civil action, arbitration or legal proceeding, in addition to any other relief to which such party or parties may be entitled. Attorneys' fees shall include, without limitation, paralegal fees, investigative fees, and all other cost and expenses billed by the attorney to the prevailing party.

     17. Remedies Cumulative. Except as otherwise expressly provided herein, no remedy herein conferred upon any party is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute or otherwise. No singular or partial exercise by any party of any right, power or remedy herein shall preclude any other or further exercise thereof.

     18. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument. Confirmation of execution by electronic transmission of a facsimile signature page shall be binding upon any party so confirming.

     19. Governing Law. This Agreement and all transactions contemplated by this Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Florida.

     20. Independence of Claims. The covenants and obligations of the Director set forth in this Agreement shall be construed as independent of any other agreement or arrangement between the Director, on the one hand, and CCBG or any of its subsidiaries, on the other. The existence of any claim or cause of action by Director against CCBG or any of its subsidiaries shall not constitute a defense to the enforcement of the covenants and obligations of the Director under this Agreement against the Director.

                                      3-5

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.


                                  ________________________________
                                  Name:



                                  CAPITAL CITY BANK GROUP, INC.


                                  By:_____________________________
                                      Name:
                                      Title:

                                      3-6

                                                               Exhibit 4
                                                               ---------


                              MATTERS AS TO WHICH
               POWELL, GOLDSTEIN, FRAZER & MURPHY LLP WILL OPINE


     1. Farmers and Merchants Bank ("FMB") is a state chartered bank in good standing under the Laws of the State of Georgia. FMB is duly qualified or licensed to transact business as a foreign corporation in the states of ______. [If applicable.]

     2. The authorized capital stock of FMB consists of (i) 50,000 shares of FMB Common Stock, $20 par value per share, of which 50,000 shares are issued and outstanding. No shares of preferred stock are authorized, issued or outstanding. All of the issued and outstanding shares of capital stock of FMB are duly and validly issued and outstanding and are fully paid and nonassessable under the GBCC. None of the outstanding shares of capital stock of FMB has been issued in violation of any preemptive rights of the current or past shareholders of FMB. To our knowledge, and except as set forth in Section 4.3(b) of the FMB Disclosure Memorandum, there are no shares of capital stock or other equity securities of FMB outstanding and no outstanding Equity Rights relating to the capital stock of FMB.

     3. Neither the execution and delivery of the Agreement and Plan of Merger by FMB, nor the consummation by FMB of the transactions contemplated thereby, nor compliance by FMB with any of the provisions thereof, will (i) conflict with or result in a breach of any provision of FMB's Articles of Incorporation or Bylaws or any resolution adopted by the board of directors or the shareholders of FMB, or (ii) except as disclosed in Section 4.2 of the FMB Disclosure Memorandum, to our knowledge, but without any independent investigation, constitute or result in a Default under, or require any Consent pursuant to, or result in the creation of any Lien on any Asset of FMB under, any Contract or Permit of FMB, where such Default or Lien, or any failure to obtain such Consent, is reasonably likely to have, individually or in the aggregate, an FMB Material Adverse Effect or where such event would cause a material breach or a Default under the Agreement and Plan of Merger, or (iii) except as set forth in the Agreement or in the FMB Disclosure Memorandum, constitute or result in a Default under, or require any Consent pursuant to, any Law or Order applicable to FMB or its material Assets (including any CCBG Entity or FMB becoming subject to or liable for the payment of any Tax on any of the Assets owned by any CCBG Entity or FMB being reassessed or revalued by any Taxing authority).

     4. FMB has the corporate power and authority necessary to execute, deliver, and perform its obligations under the Agreement and to consummate the transactions contemplated thereby. The execution, delivery, and performance of the Agreement and the consummation of the transactions contemplated therein, including the Mergers, have been duly and validly authorized by all necessary corporate action in respect thereof on the part of FMB, subject to the approval of this Agreement by the holders of two-thirds of the outstanding shares of FMB Common Stock, which is the only shareholder vote required for approval of this Agreement and consummation of the Mergers by FMB. Subject to such requisite shareholder approval, this Agreement constitutes a legal, valid, and binding obligation of FMB, enforceable against FMB in

                                      4-1
accordance with its terms (except in all cases as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, receivership, conservatorship, moratorium, or similar Laws affecting the enforcement of creditors' rights generally and except that the availability of the equitable remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding may be brought).

     5. There is no Litigation instituted or pending, or to our knowledge, threatened (or unasserted but considered probable of assertion and which if asserted would have at least a reasonable probability of an unfavorable outcome) against FMB or any FMB Benefit Plan, or against any director or employee of FMB, in their capacity as such, or against any Asset, interest, or right of any of them, nor are there any Orders of any Regulatory Authorities, other governmental authorities, or arbitrators outstanding against FMB.

     6. FMB has taken all action so that the entering into of this Agreement and the consummation of the Mergers and the other transactions contemplated by this Agreement do not and will not result in the grant of any rights to any Person under the Articles of Incorporation, Bylaws or other governing instruments of FMB or restrict or impair the ability of CCBG or any of its Subsidiaries to vote, or otherwise to exercise the rights of a shareholder with respect to, shares of FMB that may be directly or indirectly acquired or controlled by them. To our knowledge, this Agreement and the transactions contemplated herein will not trigger any supermajority voting provisions under any amendments to the Articles of Incorporation, Bylaws, or other governing documents of FMB.

                                      4-2

                                                               Exhibit 5
                                                               ---------


                                CLAIMS LETTER



___________, 2004


Capital City Bank Group, Inc.
217 N. Monroe Street
Tallahassee, Florida 32301
Attention: William G.  Smith, Jr.

     Re:  Farmers and Merchants Bank

Gentlemen:

     This letter is delivered pursuant the Agreement and Plan of Merger, dated as of May __, 2004 (the "Merger Agreement"), by and among Capital City Bank Group, Inc. ("CCBG"), Capital City Bank ("CCB") and Farmers and Merchants Bank ("FMB").

     Concerning claims which the undersigned may have against FMB or any of its subsidiaries in my capacity as an officer, director, employee, partner or Affiliate of FMB or any of its subsidiaries, and in consideration of the premises, and the mutual covenants contained herein and in the Merger Agreement and the mutual benefits to be derived hereunder and thereunder, and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the undersigned, intending to be legally bound, I hereby affirm the following in each and every such capacity of the undersigned:

     1. Claims. The undersigned does not have, and is not aware of, any claims it might have against FMB, except for (i) compensation for services rendered that have accrued but not yet been paid in the ordinary course of business consistent with past practice or other contract rights relating to severance and employment which have been disclosed in writing to CCBG on or prior to the date of the Merger Agreement, (ii) contract rights, under loan commitments and agreements between the undersigned and FMB, specifically limited to possible future advances in accordance with the terms of such commitments or agreements, and (iii) certificates of deposits, consistent with and subject to the terms and conditions of the Merger Agreement.

     2. Releases. The undersigned hereby releases and forever discharges CCBG, FMB, and their respective directors, officers, employees, agents, attorneys, representatives, subsidiaries, partners, affiliates, controlling persons and insurers, and their respective successors and assigns, and each of them, (hereinafter, individually and collectively, the "Releasees") of and from any and all liabilities, claims, demands, debts, accounts, covenants, agreements, obligations, costs, expenses, actions or causes of action of every nature, character or description, now accrued or which may hereafter accrue, without limitation and whether or not in law, equity or otherwise, based in whole or in part on any facts, conduct, activities, transactions, events or occurrences known or unknown, matured or unmatured, contingent or otherwise, which have or

                                      5-1
allegedly have existed, occurred, happened, arisen or transpired from the beginning of time to the date of the closing of the transactions contemplated by the Merger Agreement, except for (i) compensation for services that have accrued but not yet been paid in the ordinary course of business consistent with past practice or other contract rights relating to severance and employment which have been disclosed in writing to CCBG on or prior to the date of the Merger Agreement, (ii) contract rights, under loan commitments and agreements between the undersigned and FMB, specifically limited to possible future advances in accordance with the terms of such commitments or agreements, and (iii) certificates of deposits, consistent with and subject to the terms and conditions of the Merger Agreement (individually a "Claim," and collectively, the "Claims"). The undersigned represents, warrants and covenants that no Claim released herein has been assigned, expressly, impliedly, by operation of law or otherwise, and that all Claims released hereby are owned solely by the undersigned, which has the sole authority to release them.

     3. Indemnity. The undersigned shall indemnify and hold harmless, to the fullest extent permitted by law, the Releasees from and against any and all Claims which are released hereby and all claims, damages, losses, liabilities, actions and expenses, including, without limitation, reasonable attorneys' fees and disbursements, arising from, out of, or in connection with the performance or nonperformance of any obligation of the undersigned hereunder or any action or proceeding in respect thereof.

     4. Forbearance. The undersigned shall forever refrain and forebear from commencing, instituting or prosecuting any lawsuit, action, claim or proceeding before or in any court, regulatory, governmental, arbitral or other authority to collect or enforce any Claims which are released and discharged hereby.

     5.   Miscellaneous.

          a. This Release shall be governed and construed in accordance with the laws of the State of Florida (other than the choice of law provisions thereof).

          b. This Release contains the entire agreement between the parties with respect to the Claims released hereby, and such Release supersedes all prior agreements, arrangement or understandings (written or otherwise) with respect to such Claims and no representation or warranty, oral or written, express or implied, has been made by or relied upon by any party hereto, except as expressly contained herein or in the Merger Agreement.

          c. This Release shall be binding upon and inure to the benefit of the undersigned and the Releasees and their respective heirs, legal representatives, successors and assigns.

          d. This Release may not be modified, amended or rescinded except by the written agreement of the undersigned and the Releasees, it being the express understanding of the undersigned and the Releasees that no term hereof may be waived by the action, inaction or course of delaying by or between the undersigned or the Releasees, except in strict accordance with this paragraph, and further that the

                                      5-2
waiver of any breach of this Release shall not constitute or be construed as the waiver of any other breach of the terms hereof.

          e. The undersigned represents, warrants and covenants that he or she is fully aware of his or her rights to discuss any and all aspects of this matter with any attorney chosen by him or her, and that he or she has carefully read and fully understands all the provisions of this Release, and that he or she is voluntarily entering into this Release.

          f. This Release is effective when signed by the undersigned and delivered to CCBG and acknowledged by CCBG, and its operation to extinguish all of the Claims released hereby is not dependent on or affected by the performance or non-performance of any future act by the undersigned or the Releasees.

          g. If any court or arbitration is brought by any party to enforce any provision of this Release as a result of a breach of the provisions of this Release, the prevailing party in such action will be entitled to recover reasonable attorney's fees and expenses. If the parties agree to settle their claims against each other, attorneys' fees and expenses and other expenses will be paid as provided in the settlement agreement.

                                       Sincerely,



                                       _________________________________
                                       Signature of Officer or Director


                                       _________________________________
                                       Name of Officer or Director


     On behalf of Capital City Bank Group, Inc., I hereby acknowledge receipt of this letter as of this ___ day of __________________, 2004.


                                       CAPITAL CITY BANK GROUP, INC.


                                       By:______________________________
                                          Name:
                                          Title:

                                      5-3

                                                               Exhibit 6
                                                               ---------


                             MATTERS AS TO WHICH
                GUNSTER, YOAKLEY & STEWART, P.A. WILL OPINE


     1. Capital City Bank Group, Inc. ("CCBG") has been incorporated under the Florida Business Corporation Act (or prior law), its status is active, and it has full corporate power and authority to carry on the business in which it is engaged, to own and use its assets, and to enter into the transactions contemplated by the Agreement.

     2. Capital City Bank ("CCB") has been organized under the laws of the state of Florida, its status is active, and it has full corporate power and authority to carry on the business in which it is engaged, to own and use its assets, and to enter into the transactions contemplated by the Agreement.

     3. CCBG Interim Bank ("Interim") has been organized under the laws of the State of Georgia, it is in good standing under the Laws of the State of Georgia and it has full corporate power and authority to execute and deliver the Plan of Merger and Merger Agreement and carry out its obligations thereunder.

     4. The execution and delivery of the Agreement and compliance with its terms do not and will not violate or contravene any provisions of the Articles of Incorporation or Bylaws of CCBG or CCB or, to our knowledge but without any independent investigation, any Law or Order to which CCBG or CCB is a party or by which CCBG or CCB is bound. The execution, delivery, and performance of the Agreement and the consummation of the transactions contemplated therein, including the Mergers, have been duly and validly authorized by all necessary corporate action in respect thereof on the part of CCBG, CCB and Interim.

     5. The shares of CCBG Common Stock to be issued to the shareholders of Farmers and Merchants Bank ("FMB"), as contemplated by the Agreement, when properly issued and delivered following consummation of the Holding Company Merger, will be fully paid and nonassessable under the Florida Business Corporation Act.

     6. The documents incorporated by reference in the Registration Statement (other than the financial statements and related schedules therein, as to which such counsel need express no opinion), when they were filed with the Securities and Exchange Commission ("SEC"), complied as to form in all material respects with the requirements of the Securities Laws and the rules and regulations of the SEC thereunder; and to such counsel's knowledge there is no reason to believe that any such documents, when such documents were so filed, contained an untrue statement of a material fact or omitted to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made when such documents were so filed, not misleading. Counsel does not know of any contracts or other agreements of a character required to be incorporated by reference into the Registration Statement or required to be filed as an exhibit to the Registration Statement or required to be described in the Registration Statement which are not filed or incorporated by reference or described as required.

                                      6-1

     7. Counsel has no reason to believe that, as of its effective date, the Registration Statement contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and they do not know of any amendment to the Registration Statement required to be filed.

     8. The Agreement has been duly and validly executed and delivered by CCBG and constitutes a valid and binding obligation of CCBG enforceable in accordance with its terms.

     Our opinion concerning the validity, binding effect and enforceability of the Agreement means that (i) the Agreement constitutes an effective contract under applicable laws, (ii) the Agreement is not invalid in its entirety because of a specific statutory prohibition or public policy and is not subject in its entirety to a contractual defense, and (iii) subject to the last sentence of this paragraph, some remedy is available if CCBG or CCB is in material default under the Agreement. This opinion does not mean that
(i) any particular remedy is available upon a material default, or (ii) every provision of the Agreement will be upheld or enforced in any or each circumstance by a court. Furthermore, the validity, binding effect and enforceability of the Agreement may be limited or otherwise affected by (i) bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar statutes, rules, regulations or other laws affecting the enforcement of creditors' rights and remedies generally, and (ii) the unavailability of, or limitation on the availability of, a particular right or remedy (whether in a proceeding in equity or at law) because of an equitable principle or a requirement as to commercial reasonableness, conscionability or good faith.

                                      6-2

TABLE OF CONTENTS


Page