Form 10-Q/A
period 2004-06-30
CAPITAL CITY BANK GROUP INC
filed 2004-08-11
CIK 726601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A
                              Amendment No. 2
                         (Amending Part II-Item 6)


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

Explanatory Note
----------------

This Amendment No. 2 on Form 10-Q/A is being filed to rectify clerical errors in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 9, 2004 and Amendment No. 1 to Form 10-Q, filed August 10, 2004. This second amendment does not alter any of the disclosures set forth in the Original 10-Q or the first amendment and is effective for all purposes as of the date of the filing of the Original 10-Q

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

2. Agreement and Plan of Merger, dated as of May 12, 2004, by and among Capital City Bank Group, Inc., Capital City Bank, and Farmers and Merchants Bank.

31.1 Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 - incorporated herein by reference to Exhibit 31.1 of the Registrant's Form 10-Q (filed 8/9/04)(No. 0-13358).

31.2 Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 - incorporated herein by reference to Exhibit 31.1 of the Registrant's Form 10-Q (filed 8/9/04)(No. 0-13358).

32.1 Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350 - incorporated herein by reference to Exhibit 31.1 of the Registrant's Form 10-Q (filed 8/9/04)(No. 0-13358).

32.2 Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350 - incorporated herein by reference to Exhibit 31.1 of the Registrant's Form 10-Q (filed 8/9/04)(No. 0-13358).

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

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


By: /s/ J. Kimbrough Davis
   -----------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer

Date:  August 11, 2004