Form 10-Q
period 2004-09-30
CAPITAL CITY BANK GROUP INC
filed 2004-11-09
CIK 726601

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




                     For the Quarterly Period Ended:
                           September 30, 2004
                           ------------------

                     Commission File Number 0-13358
                                            -------



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


                              (850) 671-0300
                              --------------
            Registrant's telephone number, including area code

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


At October 29, 2004, 14,139,369 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

FORM 10-Q    I N D E X



ITEM         PART I. FINANCIAL INFORMATION                        PAGE NUMBER
- ----         -----------------------------                        -----------
1.           Consolidated Financial Statements                          3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations             13

3.           Quantitative and Qualitative Disclosures
             About Market Risk                                         25

4.           Controls and Procedures                                   27

ITEM         PART II. OTHER INFORMATION
- ----         --------------------------

1.           Legal Proceedings                                 Not Applicable

2.           Changes in Securities and Use of Proceeds         Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                 Not Applicable

6.           Exhibits                                                  28

Signatures                                                             28




INTRODUCTORY NOTE


This Report and other Company communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003, and the Company's other filings with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               CAPITAL CITY BANK GROUP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED SEPTEMBER 30
                                        (Unaudited)
                      (Dollars In Thousands, Except Per Share Amounts)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                         -------------------       -------------------
                                          2004        2003          2004        2003
- --------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans               $23,316     $21,747       $67,510     $66,036
Investment Securities:
  U.S. Treasury                              167         147           619         433
  U.S. Govt. Agencies and Corporations       507         554         1,298       2,048
  States and Political Subdivisions          468         592         1,491       1,833
  Other Securities                            55         141           191         470
Funds Sold                                   147         303           486         987
                                         -------     -------       -------     -------
       Total Interest Income              24,660      23,484        71,595      71,807

INTEREST EXPENSE
Deposits                                   2,434       2,729         7,213       9,008
Short-Term Borrowings                        332         282           868         951
Long-Term Debt                               642         495         1,726       1,541
                                         -------     -------       -------     -------
       Total Interest Expense              3,408       3,506         9,807      11,500
                                         -------     -------       -------     -------
Net Interest Income                       21,252      19,978        61,788      60,307
Provision for Loan Losses                    300         921         1,841       2,586
                                         -------     -------       -------     -------
  Net Interest Income After
    Provision for Loan Losses             20,952      19,057        59,947      57,721

NONINTEREST INCOME
Service Charges on Deposit Accounts        4,487       4,123        12,858      12,164
Data Processing                              652         578         1,988       1,747
Asset Management Fees                      1,035         660         2,726       1,915
(Loss) Gain on Sale of
  Investment Securities                      (13)        (22)            7           1
Mortgage Banking Revenues                    806       2,066         2,486       4,950
Gain on Sale of Credit Card Portfolio      6,857           -         6,857           -
Other                                      3,897       3,547        11,711      10,548
                                         -------     -------       -------     -------
       Total Noninterest Income           17,721      10,952        38,633      31,325
                                         -------     -------       -------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits           10,966      10,551        32,515      30,444
Occupancy, Net                             1,828       1,589         5,194       4,468
Furniture and Equipment                    2,174       2,048         6,214       5,717
Conversion/Merger Expense                     68           -           114           -
Other                                      6,597       5,996        20,272      18,498
                                         -------     -------       -------     -------
       Total Noninterest Expense          21,633      20,184        64,309      59,127
                                         -------     -------       -------     -------

Income Before Income Taxes                17,040       9,825        34,271      29,919
Income Taxes                               6,221       3,529        12,162      10,822
                                         -------     -------       -------     -------

NET INCOME                               $10,819     $ 6,296       $22,109     $19,097
                                         =======     =======       =======     =======

Basic Net Income Per Share               $   .82     $   .47       $  1.67     $  1.44
                                         =======     =======       =======     =======
Diluted Net Income Per Share             $   .82     $   .47       $  1.67     $  1.44
                                         =======     =======       =======     =======
Cash Dividends Per Share                 $ .1800     $ .1700       $ .5400     $ .4760
                                         =======     =======       =======     =======
Basic Average Shares Outstanding      13,282,945  13,221,264    13,272,125  13,221,114
                                      ==========  ==========    ==========  ==========
Diluted Average Shares Outstanding    13,286,945  13,260,140    13,275,172  13,255,047
                                      ==========  ==========    ==========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                           CAPITAL CITY BANK GROUP, INC.
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                    (Unaudited)
                  (Dollars In Thousands, Except Per Share Amounts)

                                                   September 30,        December 31,
                                                       2004                 2003
- ------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                             $   90,458           $   93,140
Funds Sold                                              47,352              125,452
                                                    ----------           ----------
  Total Cash and Cash Equivalents                      137,810              218,592

Investment Securities, Available-for-Sale              156,675              181,734

Loans, Net of Unearned Interest                      1,540,650            1,341,632
  Allowance for Loan Losses                            (12,328)             (12,429)
                                                    ----------           ----------
    Loans, Net                                       1,528,322            1,329,203

Premises and Equipment                                  56,281               54,011
Intangibles                                             39,720               25,792
Other Assets                                            32,985               37,170
                                                    ----------           ----------
      Total Assets                                  $1,951,793           $1,846,502
                                                    ==========           ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  518,352           $  455,550
  Interest Bearing Deposits                          1,052,195            1,018,655
                                                    ----------           ----------
    Total Deposits                                   1,570,547            1,474,205

Short-Term Borrowings                                   76,216              108,184
Long-Term Debt                                          62,930               46,475
Other Liabilities                                       23,031               14,829
                                                    ----------           ----------
      Total Liabilities                              1,732,724            1,643,693

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value,
  3,000,000 shares authorized, no
  shares issued and outstanding                              -                    -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 13,285,380 shares
  outstanding at September 30, 2004
  and 13,236,462 shares outstanding at
  December 31, 2003                                        133                  132
Additional Paid-In Capital                              18,411               16,157
Retained Earnings                                      200,073              185,134
Accumulated Other Comprehensive Income,
  Net of Tax                                               452                1,386
                                                    ----------           ----------
      Total Shareowners' Equity                        219,069              202,809
                                                    ----------           ----------
        Total Liabilities and Shareowners' Equity   $1,951,793           $1,846,502
                                                    ==========           ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                             CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                                    (Unaudited)
                               (Dollars In Thousands)

                                                            2004             2003
- -----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $ 22,109         $ 19,097
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                1,841            2,586
    Depreciation                                             3,877            3,543
    Net Securities Amortization                              1,673            1,545
    Amortization of Intangible Assets                        2,673            2,431
    Gain on Sale of Investment Securities                       (7)              (1)
    Non-Cash Compensation                                    1,686              850
    Net Decrease in Other Assets                             5,762            2,799
    Net Increase in Other Liabilities                        8,265            1,200
                                                          --------         --------
Net Cash Provided by Operating Activities                   47,879           34,050
                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale                 119,650           76,114
Purchase of Investment Securities Available-for-Sale       (81,594)         (62,184)
Net Increase in Loans                                     (113,296)         (41,599)
Net Cash Used in Acquisition                               (18,079)               -
Purchase of Premises & Equipment                            (5,145)         (10,051)
Sales of Premises & Equipment                                1,010               57
                                                          --------         --------
Net Cash Used in Investing Activities                      (97,454)         (37,663)
                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits                         (6,093)          51,241
Net Decrease in Short-Term Borrowings                      (46,968)         (41,746)
Borrowing of Long-Term Debt                                 29,737            7,612
Repayment of Long-Term Debt                                 (1,281)          (1,015)
Dividends Paid                                              (7,169)          (6,289)
Issuance of Common Stock                                       569               37
                                                          --------         --------
Net Cash (Used In) Provided by Financing Activities        (31,205)           9,840
                                                          --------         --------

Net (Decrease) Increase in Cash and Cash Equivalents       (80,780)           6,227
Cash and Cash Equivalents at Beginning of Period           218,592          260,759
                                                          --------         --------
Cash and Cash Equivalents at End of Period                $137,810         $266,986
                                                          ========         ========

Supplemental Disclosure:
  Interest Paid on Deposits                               $  7,263         $  9,455
                                                          ========         ========
  Interest Paid on Debt                                   $  2,616         $  2,499
                                                          ========         ========
  Transfer of Loans to ORE                                $  1,063         $  1,275
                                                          ========         ========
  Income Taxes Paid                                       $  6,786         $ 12,560
                                                          ========         ========
  Issuance of Common Stock as Non-Cash Compensation       $  1,686         $    850
                                                          ========         ========
  Transfer of Current Portion of Long-Term Debt to
    Short-Term Borrowings                                 $ 15,000         $ 40,326
                                                          ========         ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

Basis of Presentation
- ---------------------

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003.

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

Stock-based Compensation
- ------------------------

As of September 30, 2004, the Company had three stock-based compensation plans, consisting of the Associate Stock Incentive Plan ("AIP"), the Associate Stock Purchase Plan and the Director Stock Purchase Plan. Pursuant to the AIP, the Company executed an executive incentive stock option arrangement effective January 1, 2004. As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. Therefore, the cost related to stock-based associate compensation included in the determination of net income for 2003 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and APB 25, the differences in what instruments are considered non-compensatory, and the fact that awards granted prior to January 1, 2003 were accounted for under APB 25. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2004 as all awards have grant dates after January 1, 2003.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.



                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  -------------------       ---------------------
(Dollars in Thousands, Except Per Share Data)       2004        2003          2004        2003
- -------------------------------------------------------------------------------------------------
Net income, as reported                            $10,819     $6,296        $22,109     $19,097

Add: Stock-based employee
  compensation  expense included
  in reported net income, net of
  related tax effects                                   78        320            258         541

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                          (78)       (104)          (258)       (334)
                                                   -------      ------        -------     -------

Pro forma net income                               $10,819      $6,512        $22,109     $19,304
                                                   -------      ------        -------     -------
Earnings per share:
  Basic-as reported                                $   .82      $  .47        $  1.67     $  1.44
                                                   -------      ------        -------     -------
  Basic-pro forma                                  $   .82      $  .49        $  1.67     $  1.46
                                                   -------      ------        -------     -------

  Diluted-as reported                              $   .82      $  .47        $  1.67     $  1.44
                                                   -------      ------        -------     -------
  Diluted-pro forma                                $   .82      $  .49        $  1.67     $  1.46
                                                   -------      ------        -------     -------




(2) ACQUISITIONS

On March 19, 2004, the Company's subsidiary, Capital City Bank, completed its merger with Quincy State Bank, a subsidiary of Synovus Financial Corp.
Results of Quincy State Bank's operations have been included in the Company's consolidated financial statements since March 20, 2004. Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. The transaction was accounted for as a purchase and resulted in approximately $15.4 million of intangible assets, including approximately $13.0 million in goodwill and a core deposit intangible of $2.4 million. The core deposit intangible is being amortized over a 7-year period.

The information below lists the consolidated assets and liabilities of Quincy State Bank as of March 19, 2004, along with the consideration paid:


(Dollars in Thousands)                     Quincy State Bank
- ------------------------------------------------------------
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
                                               ========


The following unaudited pro forma financial information for the three and nine months ended September 30, 2004 and 2003 presents the consolidated operations of the Company as if the Quincy State Bank acquisition had been made on January 1, 2003. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of Quincy State Bank been consummated on this earlier date, and does not project the Company's results of operations for any future period:



                                 For 3 Months Ended            For 9 Months Ended
                                    September 30,                 September 30,
 (Dollars in Thousands,         --------------------          ---------------------
 Except Per Share Data)           2004          2003            2004          2003
- ------------------------------------------------------------------------------------
Interest Income                 $24,660       $25,153         $73,064       $77,030
Interest Expense                  3,408         3,801          10,012        12,494
                                -------       -------         -------       -------
Net Interest Income              21,252        21,352          63,052        64,536
Provision for Loan Losses           300           966           1,871         2,721
                                -------       -------         -------       -------
Net Interest Income After
  Provision for Loan Losses      20,952        20,386          61,181        61,815
Noninterest Income               17,721        11,303          38,972        32,666
Noninterest Expense              21,633        20,953          65,130        61,955
                                -------       -------         -------       -------
Income Before Income Taxes       17,040        10,736          35,023        32,526
Income Taxes                      6,221         3,848          12,425        11,899
                                -------       -------         -------       -------
Net Income                      $10,819       $ 6,888         $22,598       $20,627
                                =======       =======         =======       =======

Basic Net Income Per Share      $   .82       $   .52         $  1.70       $  1.56
                                =======       =======         =======       =======
Diluted Net Income Per Share    $   .82       $   .52         $  1.70       $  1.56
                                =======       =======         =======       =======



On March 19, 2004, the Company completed its purchase of fiduciary assets from Synovus Trust Company for $2.0 million. This purchase was subject to a $800,000 earn-out agreement of which $634,000 was paid in October 2004. Subsequently, the intangible asset associated with this transaction was increased to $1.8 million. This intangible is being amortized over a 10-year period.

On October 15, 2004, the Company completed its acquisition of Farmers and Merchants Bank in Dublin, Georgia, a $395 million asset institution with three offices in Laurens County. The Company issued 17.08 shares and $666.50 in cash for each of the 50,000 shares of Farmers and Merchants Bank, resulting in the issuance of 854,000 shares of Company common stock and the payment of $33.3 million in cash for a total purchase price of approximately $66.7 million.


(3) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at September 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

                                                       September 30, 2004
                                           -------------------------------------------
                                           Amortized  Unrealized  Unrealized   Market
Available-For-Sale                            Cost       Gains      Losses      Value
- --------------------------------------------------------------------------------------
U.S. Treasury                              $ 31,189     $    3       $118     $ 31,074
U.S. Govt. Agencies and Corporations         58,488         63        201       58,350
States and Political Subdivisions            49,711        764         18       50,457
Mortgage-Backed Securities                   10,869        219         11       11,077
Other Securities                              5,717          -          -        5,717
    Total                                  $155,974     $1,049       $348     $156,675


                                                        December 31, 2003
                                           -------------------------------------------
                                           Amortized  Unrealized  Unrealized   Market
Available-For-Sale                           Cost       Gains       Losses      Value
- --------------------------------------------------------------------------------------
U.S. Treasury                              $ 78,498     $  105       $  1     $ 78,602
U.S. Govt. Agencies and Corporations         26,862        133          -       26,995
States and Political Subdivisions            55,641      1,511          -       57,152
Mortgage-Backed Securities                   11,618        427          -       12,045
Other Securities                              6,927         13          -        6,940
     Total                                 $179,546     $2,189       $  1     $181,734


(4) LOANS

The composition of the Company's loan portfolio at September 30, 2004 and December 31, 2003 was as follows (dollars in thousands):


                                        September 30, 2004   December 31, 2003
                                        ------------------   -----------------
Commercial, Financial and Agricultural     $  187,862           $  160,048
Real Estate - Construction                    119,248               89,149
Real Estate - Commercial Mortgage             473,874              391,250
Real Estate - Residential                     369,473              327,212
Real Estate - Home Equity                     145,408              116,810
Real Estate - Loans Held-for-Sale               5,636                4,240
Consumer                                      217,619              233,395
Other Loans(1)                                 21,530               19,528
                                           ----------           ----------
  Loans, Net of Unearned Interest          $1,540,650           $1,341,632
                                           ==========           ==========

(1) Consists primarily of loans-in-process.



(5) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month periods ended September 30, 2004 and 2003, is as follows (dollars in thousands):


                                                       September 30,
                                               ----------------------------
                                                 2004                2003
                                               --------            --------
Balance, Beginning of the Period                $12,429             $12,495
Provision for Loan Losses                         1,841               2,586
Recoveries on Loans Previously Charged-Off        1,267                 724
Loans Charged-Off                                (3,722)             (3,381)
Acquired Reserves                                 1,313                   -
Reserve Reversal - Credit Card Portfolio Sale      (800)                  -
Balance, End of Period                          $12,328             $12,424


Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114. Selected information pertaining to impaired loans is depicted in the table below (dollars in thousands):



                                                    September 30,
                                    ---------------------------------------------
                                            2004                     2003
Impaired Loans:                     --------------------     --------------------
                                         Valuation                Valuation
                                    Balance    Allowance     Balance    Allowance
                                    --------------------     --------------------
With Related Credit Allowance        $  940       $429        $4,112       $605
Without Related Credit Allowance      3,266          -         1,017          -
Average Recorded Investment
   for the Period                     5,080          *         7,091          *

* Not Applicable



The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the periods ended September 30, 2004 and 2003, the Company recognized $107,000 and $148,000, respectively, in interest income on impaired loans, all of which was collected in cash.


(6) DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 2004 and December 31, 2003 was as follows (dollars in thousands):


                                   September 30, 2004        December 31, 2003
                                   ------------------        -----------------
NOW Accounts                          $  285,851                $  276,934
Money Market Accounts                    209,262                   207,934
Savings Deposits                         129,461                   110,834
Other Time Deposits                      427,621                   422,953
                                      ----------                ----------
  Total Interest Bearing Deposits     $1,052,195                $1,018,655
                                      ==========                ==========


(7) INTANGIBLE ASSETS

The Company had intangible assets of $39.7 million and $25.8 million at September 30, 2004 and December 31, 2003, respectively. Intangible assets were as follows (dollars in thousands):



                                  September 30, 2004             December 31, 2003
                                -----------------------        -----------------------
                                 Gross     Accumulated          Gross     Accumulated
                                 Amount    Amortization         Amount    Amortization
                                -----------------------        -----------------------
Core Deposits Intangibles       $36,144      $17,247           $33,752      $14,640
Goodwill                         23,442        3,786            10,466        3,786
Other                             1,233           66                 -            -
                                -------      -------           -------      -------

  Total Intangible Assets       $60,819      $21,099           $44,218      $18,426
                                =======      =======           =======      =======



Net Core Deposit Intangibles: As of September 30, 2004 and December 31, 2003, the Company had core deposit intangibles of $18.9 million and $19.1 million, respectively. Amortization expense for the first nine months of 2004 and 2003 was $2.6 million and $2.4 million, respectively.

Goodwill: As of September 30, 2004 and December 31, 2003, the Company had goodwill, net of accumulated amortization, of $19.7 million and $6.7 million, respectively. The increase in goodwill is due to the acquisition of Quincy State Bank in March 2004. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142.

Other: As of September 30, 2004, the Company had a customer relationship intangible, net of accumulated amortization, of $1.2 million. This intangible was booked as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first nine months of 2004 was $66,000. Estimated annual amortization expense is $120,000 based on use of a 10 year useful life.


(8)  EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:




                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                             ------------------       -----------------
(Dollars in Thousands)                        2004        2003        2004        2003
- ---------------------------------------------------------------------------------------
Discount rate                                 6.25%       6.75%       6.25%       6.75%
Long-term rate of return on assets            8.00%       8.25%       8.00%       8.25%

Service cost                                 $  950      $  826      $2,850      $2,478
Interest cost                                   725         642       2,175       1,926
Expected return on plan assets                 (675)       (542)     (2,025)     (1,626)
Transition obligation amortization                -           1           -           1
Prior service cost amortization                  50          54         150         162
Net loss amortization                           300         282         900         846
                                             ------      ------      ------      ------
Net periodic benefit cost                    $1,350      $1,263      $4,050      $3,787
                                             ======      ======      ======      ======


The components of the net periodic benefit costs for the Company's
Supplemental Executive Retirement Plan ("SERP") were as follows:

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                             ------------------       -----------------
 (Dollars in Thousands)                        2004        2003        2004        2003
- ---------------------------------------------------------------------------------------
Discount rate                                 6.25%       6.75%       6.25%       6.75%
Long-term rate of return on assets             N/A         N/A         N/A         N/A

Service cost                                  $ 48         $20        $144        $ 60
Interest cost                                   65          28         195          84
Expected return on plan assets                 N/A         N/A         N/A         N/A
Prior service cost amortization                 30          15          90          45
Net loss amortization                          (18)        (11)        (54)        (33)
                                              ----         ---        ----        ----
Net periodic benefit cost                     $125         $52        $375        $156
                                              ====         ===        ====        ====




(9) COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. The Company's comprehensive income
(loss) consists of net income and changes in unrealized gains on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities are reported as other comprehensive income (loss) and totaled $431,000 and $(934,000), respectively, for the three and nine months ended September 30, 2004, and $(743,000) and $(1.3 million), respectively, for the three and nine months ended September 30, 2003. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the nine months ended September 30, 2004 and 2003.



QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                                      2004                                      2003                          2002
                       ----------------------------------  ----------------------------------------------  ----------
                          Third      Second      First       Fourth      Third       Second      First       Fourth
- ---------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income      $   24,660  $   24,265  $   22,670  $   23,022  $   23,484  $   23,997  $   24,327  $   25,272
  Interest Expense          3,408       3,221       3,178       3,339       3,506       3,894       4,099       4,667
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      21,252      21,044      19,492      19,683      19,978      20,103      20,227      20,605
    Provision for
    Loan Losses               300         580         961         850         921         886         779         863
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        20,952      20,464      18,531      18,833      19,057      19,217      19,448      19,742
  Gain on Sale of Credit
    Card Portfolio          6,857           -           -           -           -           -           -           -
  Noninterest Income       10,864      11,031       9,881      10,614      10,952      10,428       9,945      10,898
  Conversion/
    Merger Expense             68           4          42           -           -           -           -          59
  Noninterest Expense      21,565      21,597      21,033      20,593      20,184      19,516      19,428      20,191
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes           17,040       9,894       7,337       8,854       9,825      10,129       9,965      10,390
  Provision for
    Income Taxes            6,221       3,451       2,490       2,758       3,529       3,689       3,604       3,668
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $   10,819  $    6,443  $    4,847  $    6,096  $    6,296  $    6,440  $    6,361  $    6,722
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   21,528  $   21,333  $   19,811  $   20,020  $   20,332  $   20,456  $   20,597  $   21,006

Per Common Share:
  Net Income Basic     $      .82  $      .48  $      .37  $      .47  $      .47  $      .49  $      .48  $      .51
  Net Income Diluted          .82         .48         .37         .46         .47         .49         .48         .51
  Dividends Declared         .180        .180        .180        .180        .170        .170        .136        .136
  Diluted Book Value        16.48       15.80       15.54       15.27       15.00       14.73       14.42       14.08
  Market Price:
    High                    41.20       43.15       45.55       46.83       40.93       36.43       32.32       32.04
    Low                     33.33       35.50       39.05       36.62       35.00       29.74       26.81       22.26
    Close                   38.71       39.59       41.25       45.99       38.16       36.08       31.29       31.35

Selected Average
Balances:
  Loans                $1,524,401  $1,491,142  $1,357,206  $1,329,673  $1,336,139  $1,316,705  $1,289,161  $1,292,892
  Earning Assets        1,734,708   1,721,655   1,634,468   1,636,269   1,634,689   1,612,133   1,615,287   1,591,535
  Assets                1,941,372   1,929,485   1,830,496   1,819,552   1,816,005   1,786,991   1,796,657   1,762,174
  Deposits              1,545,224   1,538,630   1,457,160   1,451,095   1,451,879   1,415,798   1,407,763   1,404,818
  Shareowners' Equity     217,273     210,211     206,395     201,939     199,060     194,781     190,416     185,412
  Common Equivalent
    Average Shares:
      Basic                13,283      13,274      13,262      13,223      13,221      13,209      13,207      13,189
      Diluted              13,287      13,277      13,286      13,265      13,260      13,255      13,253      13,238

Ratios:
  ROA                       2.22%       1.34%       1.06%       1.33%       1.38%       1.45%       1.44%       1.51%
  ROE                      19.81%      12.33%       9.45%      11.98%      12.55%      13.26%      13.55%      14.38%
  Net Interest
    Margin (FTE)            4.94%       4.99%       4.88%       4.85%       4.94%       5.09%       5.17%       5.24%
  Efficiency Ratio         52.60%(1)   63.87%      68.06%      64.58%      61.93%      60.57%      60.96%      60.75%


(1) Includes $4.2 million (after-tax) one-time gain on sale of credit card portfolio.


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

The Company is headquartered in Tallahassee, Florida and as of September 30, 2004 had 57 banking offices, six residential lending offices, 73 ATMs and 11 Bank'N Shop locations in Florida, Georgia and Alabama.

On October 15, 2004, the Company completed its acquisition of Farmers and Merchants Bank in Dublin, Georgia, a $395 million asset institution with three offices in Laurens County. The Company issued 17.08 shares and $666.50 in cash for each of the 50,000 shares of Farmers and Merchants Bank, resulting in the issuance of 854,000 shares of Company common stock and the payment of $33.3 million in cash for a total purchase price of approximately $66.7 million.


RESULTS OF OPERATIONS

Net Income

Earnings for the three and nine months ended September 30, 2004 were $10.8 million, or $0.82 per diluted share, and $22.1 million, or $1.67 per diluted share, respectively. This compares to $6.3 million, or $0.47 per diluted share, and $19.1 million, or $1.44 per diluted share in 2003. The Company sold its $22.7 million credit card portfolio during the third quarter resulting in a one-time after-tax gain of $4.2 million, or $.32 per diluted share. Core earnings (reported earnings excluding the gain) for the three and nine months ended September 30, 2004 were $6.6 million, or $.50 per diluted share, and $17.9 million, or $1.35 per diluted share, respectively.

Growth in core earnings for the third quarter of $310,000, or 3.1%, was primarily attributable to a $1.3 million, or 6.4% increase in net interest income and a $621,000, or 67.4% decrease in the loan loss provision offset by a $1.4 million, or 7.2% increase in operating expenses, and $211,000, or 6.0% increase in income taxes. Core earnings for the nine month period declined by $1.2 million, or 6.3% primarily attributable to higher operating expenses of $5.2 million, or 8.8%, that were partially offset by a $1.5 million, or 2.5% increase in net interest income, a $745,000, or 28.8% decrease in the loan loss provision, a $451,000, or 1.4% increase in noninterest income, and lower taxes of $1.3 million, or 12.1%. A condensed earnings summary is presented below.



                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------    -------------------
(Dollars in Thousands)             2004       2003       2004        2003
- --------------------------------------------------------------------------
Interest and Dividend Income     $24,660    $23,484    $71,595     $71,807
Taxable-Equivalent Adjustment(1)     276        354        884       1,079
                                 -------    -------    -------     -------
Interest Income (FTE)             24,936     23,838     72,479      72,886
Interest Expense                   3,408      3,506      9,807      11,500
                                 -------    -------    -------     -------
Net Interest Income (FTE)         21,528     20,332     62,672      61,386
Provision for Loan Losses            300        921      1,841       2,586
Taxable-Equivalent Adjustment        276        354        884       1,079
                                 -------    -------    -------     -------
Net Interest Income After
  Provision for Loan Losses       20,952     19,057     59,947      57,721
Noninterest Income                17,721     10,952     38,633      31,325
Merger/Conversion Expense             68          -        114           -
Noninterest Expense               21,565     20,184     64,195      59,127
                                 -------    -------    -------     -------
Income Before Income Taxes        17,040      9,825     34,271      29,919
Income Taxes                       6,221      3,529     12,162      10,822
                                 -------    -------    -------     -------
Net Income                       $10,819    $ 6,296    $22,109     $19,097
                                 =======    =======    =======     =======

Percent Change(2)                 71.82%      8.53%     15.77%      16.73%
Return on Average Assets(3)        2.22%      1.38%      1.55%       1.42%
Return on Average Equity(3)       19.81%     12.55%     13.98%      13.11%

(1) Computed using a federal statutory tax rate of 35%
(2) From prior comparable period
(3) Annualized


Net Interest Income
- -------------------

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Third quarter of 2004 taxable-equivalent net interest income increased $1.2 million, or 5.9%, over the comparable quarter in 2003. For the nine month period, taxable-equivalent net interest income increased $1.3 million, or 2.1%, over the comparable period in 2003. The favorable impact of lower funding costs, an improved earning asset mix and the first quarter acquisition of Quincy State Bank was partially offset by declining asset yields attributable to the low interest rate environment. Table I on page 24 provides a comparative analysis of the Company's average balances and interest rates.

For the three month period ended September 30, 2004, taxable-equivalent interest income increased $1.1 million, or 4.6%, over the comparable period in 2003. For the nine month period ended September 30, 2004, taxable-equivalent interest income decreased $407,000, or .56%, over the comparable period in 2003. For the third quarter, growth in earning assets resulting from strong loan demand and the acquisition of Quincy State Bank drove the increase in interest income. For the nine month period, lower yields for new loan production and the repricing of existing earning assets drove the decline in interest income. The Federal Reserve increased interest rates slightly during the second quarter of 2004 which should begin to have a favorable impact on new loan production. Repricing of existing assets (at current rate levels) will continue to put pressure on earning asset yields.

Interest expense for the three and nine month periods ended September 30, 2004 declined $98,000, or 2.8%, and $1.7 million, or 14.7%, respectively, from the comparable periods in 2003. The favorable variances were primarily attributable to lower rates and were further enhanced by a favorable shift in mix (i.e. increase in lower cost noninterest bearing non-maturity deposits and a decrease in higher cost certificates of deposit). The year-to-date average rate paid on interest bearing liabilities in 2004 declined 21 basis points from 2003, to a level of 1.09%.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) was 4.60% and 4.61% for the three and nine months ended September 30, 2004, respectively, compared to 4.61% and 4.71% for the comparable periods in 2003.

The Company's net interest margin percentage (defined as taxable-equivalent net interest income divided by average earning assets) was 4.94% and 4.93% for the three and nine months ended September 30, 2004, respectively, compared to 4.94% and 5.06% for the comparable periods in 2003. The reduction in the spread and margin for the nine month period reflects lower yields. The bank is asset-sensitive, which should result in improvement in the net interest margin as rates rise. However, management expects the improvement to be gradual, and could be further impacted by increasing competition for deposits.

Provision for Loan Losses
- -------------------------

The provision for loan losses was $300,000 and $1.8 million, respectively, for the three and nine month periods ended September 30, 2004, compared to $921,000 and $2.6 million for the same periods in 2003. The provision decrease for both periods was due primarily to lower projected credit card charge-offs due to the sale of the portfolio in August.

Net charge-offs totaled $829,000, or .22% of average loans for the quarter compared to $931,000, or .28% for the third quarter of 2003. The primary reason for the decrease in net charge-offs for the third quarter was the higher level of consumer loan recoveries. Net charge-offs totaled $2.5 million, or .22% of average loans, for the first nine months of 2004, compared to $2.7 million, or .27%, for the comparable period in 2003.

Charge-off activity for the respective periods is set forth below:



                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                          ------------------       ------------------
                                           2004        2003         2004        2003
                                          ------      ------       ------      ------
CHARGE-OFFS
Commercial, Financial and Agricultural    $  187      $   61       $  640      $  379
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              -          91           39          91
Real Estate - Residential                     19         119          113         172
Consumer                                     998         937        2,930       2,739
                                          ------      ------       ------      ------
  Total Charge-offs                        1,204       1,208        3,722       3,381
                                          ------      ------       ------      ------

RECOVERIES
Commercial, Financial and Agricultural        10          73           47         129
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage             14           -           14           -
Real Estate - Residential                      1           -          176           1
Consumer                                     350         204        1,030         594
                                          ------      ------       ------      ------
  Total Recoveries                           375         277        1,267         724
                                          ------      ------       ------      ------
Net Charge-offs                           $  829      $  931       $2,455      $2,657
                                          ======      ======       ======      ======

Net Charge-offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                  .22%        .28%         .22%        .27%
                                          ======      ======       ======      ======


Noninterest Income

Noninterest income increased $6.8 million, or 61.8%, and $7.3 million, or 23.3%, respectively, over the comparable three and nine month periods in 2003, primarily reflecting the $6.9 million one-time gain on the sale of the credit card portfolio in the third quarter. Noninterest income (excluding the one-time gain) was flat for the third quarter compared to the same period in 2003, but increased $451,000, or 1.4% over the nine month period in 2003, primarily reflecting higher deposit, asset management, and data processing fees, and other income. These improvements more than offset a $2.5 million reduction in mortgage banking revenues. Excluding the one-time gain on the sale of the credit card portfolio, noninterest income represented 33.8% and 34.0% of operating revenue for the three and nine month periods of 2004 compared to 35.4% and 34.2% for the same periods in 2003.

Service charges on deposit accounts increased $364,000, or 8.8%, and $694,000, or 5.7%, respectively, over the comparable three and nine month periods in 2003. Service charge revenues in any one period are dependent on the number of accounts, primarily transaction accounts, and the level of activity subject to service charges. The increase was attributable to higher NSF/overdraft fees, partially attributable to a recent change in fee structure and lower NSF/overdraft charge-offs.

Data processing revenues of $652,000 and $2.0 million for the three and nine month periods ended September 30, 2004, respectively, reflect an increase of 12.8% and 13.8% over the comparable periods in 2003. The increase in both periods was primarily a result of higher processing revenues from existing financial clients. The Company currently provides data processing services for six financial clients and contract processing services for four non-financial clients. During the first nine months of 2004 and 2003, financial clients represented approximately 66.2% and 60.6% of total processing revenues, respectively.

Income from asset management activities increased $375,000, or 56.8%, and $811,000, or 42.4%, respectively, over the comparable three and nine month periods in 2003. This increase was due primarily to the acquisition of $208 million in managed trust accounts from Synovus Trust Company in connection with the Quincy State Bank acquisition during the first quarter, and further enhanced by growth of new business in existing markets. At September 30, 2004, assets under management totaled $611.7 million, representing an increase of $236.9 million, or 63.2% from the comparable period in 2003.

Mortgage banking revenues declined $1.3 million, or 61.0%, and $2.5 million, or 49.8%, respectively, over the comparable three and nine month periods in 2003. This decline reflects a slow-down in residential lending markets, which began during the latter part of the fourth quarter of 2003 and has continued through the current reporting period. This declining trend stabilized in the second quarter as revenues improved $292,000, or 42.1% over the first quarter. Third quarter revenues declined $180,000, or 18.3% from the second quarter partially attributable to the impact of the September hurricanes that slowed insurance underwriting and loan closings.

Other income increased $350,000, or 9.9%, and $1.2 million, or 11.0%, respectively, over the comparable three and nine month periods in 2003. For the nine month period, the Company experienced increases in retail brokerage fees of $256,000, merchant card processing fees of $515,000, miscellaneous recoveries of $265,000, and gain on sale of other real estate of $185,000.

Noninterest income as a percent of average assets was 2.72% and 2.33%, respectively, for the first nine months of 2004 and 2003. The increase was due to the $6.9 million one-time gain on sale of the credit card portfolio recorded in the third quarter. Excluding the one-time gain, the ratio for 2004 was 2.23%. The decrease was primarily attributable to the decline in mortgage banking revenues.

Noninterest Expense
- -------------------

Noninterest expense increased $1.5 million, or 7.2%, and $5.2 million, or 8.8%, respectively, over the comparable three and nine month periods in 2003. Factors impacting the Company's noninterest expense during the first nine months of 2004 are discussed below.

Compensation expense increased $415,000, or 3.9%, and $2.1 million, or 6.8% over the comparable three and nine month periods in 2003. For the nine month period, the Company experienced increases in associate salaries of $1.9 million, payroll tax expense of $134,000, pension plan expense of $325,000, and associate insurance expense of $225,000. These increases were partially offset by lower expense of $536,000 for other compensation, primarily related to the company's stock incentive plan. The increases in associate salaries and payroll tax were reflective of normal merit raises and the late first quarter integration of Quincy State Bank associates. The higher pension costs were due primarily to a lower discount rate and rate of return on plan assets used for the 2004 expense projection. The increase in associate insurance expense was attributable to additional participants and higher healthcare insurance premiums.

Occupancy expense, including premises, furniture, fixtures and equipment increased $365,000, or 10.0%, and $1.2 million, or 12.0%, respectively, over the comparable three and nine month periods in 2003. For the nine month period, the Company experienced increases in depreciation of $333,000, maintenance and repairs of $224,000, premises rental of $162,000, utilities of $140,000, property taxes of $60,000, and other FF&E expense of $272,000 from the comparable period in 2003. The increase in depreciation, utilities, and property tax expense was primarily attributable to the addition of three new banking offices in the second half of 2003. Higher maintenance and repairs expense was driven by upgrades and repairs to existing banking offices and incremental expense incurred with the addition of three new banking offices in the second half of 2003. The increase in premises rental expenses was due to a lease renewal. Other FF&E expense increased primarily due to higher expenses for software license fees associated with various core processing applications.

Other noninterest expense increased $669,000, or 11.2%, and $1.9 million, or 10.2%, respectively, over the comparable three and nine month periods in 2003. For the nine month period, the increase was primarily attributable to: 1) higher professional fees of $618,000; 2) higher advertising expense of $584,000; 3) higher telephone expense of $154,000; 4) higher commission/service fees of $145,000; 5) higher intangible amortization expense of $242,000; and 6) higher merger expenses of $114,000. Higher professional fees was due to the increased cost of the company's external audit and consulting projects, which may vary as to their magnitude and timing. Advertising expense will fluctuate consistent with advertising strategies planned throughout the year. The increase in commission/service fees was attributable to higher interchange service fees associated with increased merchant card processing volume, and was offset by higher merchant card processing fees reflected in other income. The increase in telephone, intangible amortization, and merger expenses were due to the late first quarter integration of Quincy State Bank.

Annualized net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization and one-time merger expenses) as a percent of average assets was 1.61% for the first nine months of 2004 compared to 1.88% in 2003. The Company's efficiency ratio (noninterest expense, excluding intangible amortization and one-time merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 60.73% for the first nine months of 2004 compared to 61.15% for the comparable period in 2003. Both of the above mentioned metrics were significantly impacted by the $6.9 million one-time gain on sale of the credit card portfolio recorded in the third quarter of 2004. Excluding the one-time gain, these metrics adjust to 2.09% and 65.14%, respectively.

Income Taxes
- ------------

The provision for income taxes increased $2.7 million, or 76.3%, during the third quarter and $1.3 million, or 12.4%, during the first nine months of 2004, relative to the comparable prior year periods, reflecting higher taxable income. The Company's effective tax rate for the first nine months of 2004 was 35.5% versus 36.2% for the comparable period in 2003. The decline in the effective tax rate was primarily attributable to a modification of the Company's tax structure enabling the Company to more effectively manage its tax position.

FINANCIAL CONDITION

Asset and liability balances as of September 30, 2004 include those of Quincy State Bank, which was acquired on March 19, 2004.

The Company's average assets increased $125.4 million, or 6.9%, to $1.94 billion for the quarter-ended September 30, 2004 from $1.82 billion in the comparable quarter of 2003. Average earning assets of $1.7 billion increased $100.0 million, or 6.1%, from the comparable quarter of 2003 driven by a $188.3 million, or 14.1%, increase in average loans. Offsetting the increase in average loans was a decrease in short-term investments of $90.4 million, or 69.5%. Table I on page 24 presents average balances for the three and nine month periods ended September 30, 2004 and 2003.

Average net overnight funds for the third quarter of 2004 were approximately $10.5 million. This represented a decline of $105.9 million, or 91.0% from the 2003 level of $116.4 million. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio functions as a key element of liquidity and asset/liability management. For the quarter ended September 30, 2004, the average investment portfolio increased $2.1 million, or 1.3%, from the third quarter of 2003. U.S. Agency security balances increased by $21.2 million from third quarter of 2003 offset by a decrease in mortgage-backed, municipal, and other security balances of $19.3 million. Management will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2004, taking into consideration the bank's liquidity position and pledging requirements.

Securities are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 2004, shareowners' equity included a net unrealized gain of $452,000 compared to a gain of $1.4 million at December 31, 2003. The decrease in value reflects the slight increase in interest rates during the first nine months of 2004.

Average loans grew $188.3 million, or 14.1%, and $143.7 million, or 10.9%, for the three and nine months ended September 30, 2004. The increase in average loans was driven by strong loan production in existing markets, and $85.0 million in loans acquired in the Quincy State Bank merger late in the first quarter. For the third quarter, the Company realized strong gains in all loan categories. For the nine month period, strong gains were realized in the commercial, real estate (construction, commercial mortgage, and home equity), and indirect consumer loan categories. Management expects loan growth to continue into the fourth quarter.

The Company's nonperforming loans (including nonaccruing and restructured loans) were $4.7 million at September 30, 2004, versus $2.3 million at year-end and $6.8 million for the same period in 2003. The increase in nonaccruing loans over year-end was due to the addition of one large commercial real estate loan for $2.1 million to nonaccrual status. Management expects no loss associated with the resolution of this loan. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $894,000 at September 30, 2004, versus $5.0 million at December 31, 2003 and $1.6 million at September 30, 2003. The $4.1 million decrease in other real estate since year-end was primarily attributable to the resolution of one large commercial real estate loan for $3.9 million. The ratio of nonperforming assets as a percent of loans plus other real estate was .36% at September 30, 2004 compared to .54% at December 31, 2003 and .63% at September 30, 2003. The Company expects strong credit quality to continue into the fourth quarter.

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

The allowance for loan losses at September 30, 2004 was $12.3 million, a decrease of $101,000 from December 31, 2003, and $96,000 from September 30, 2003. At quarter-end 2004, the allowance represented 0.80% of total loans compared to 0.93% at December 31, 2003, and 0.94% at September 30, 2003. The decline in this metric reflects the reversal of $800,000 in reserves allocated to credit cards due to the sale of the portfolio during the third quarter, and a lower loan loss provision during the third quarter due to lower projected credit card charge-offs. As a percent of nonperforming loans, the allowance for loan losses represented 262% at September 30, 2004 versus 530% at December 31, 2003 and 183% at September 30, 2003. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at September 30, 2004 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Average total deposits increased $93.3 million, or 6.4%, to $1.55 billion for the quarter-ended September 30, 2004 from $1.45 billion in the comparable quarter of 2003. The increase was driven by a $70.8 million increase in noninterest bearing deposits and $27.1 million increase in interest bearing nonmaturity deposits. These increases were primarily reflective of the deposit accounts acquired from Quincy State Bank late in the first quarter.

The ratio of average noninterest bearing deposits to total deposits was 31.9% for the third quarter of 2004 compared to 29.0% for the third quarter of 2003. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 69.7% compared to 71.9%.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
- ---------

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

The Company maintains a revolving line of credit. As of September 30, 2004, the Company had no borrowings under the revolving line of credit. On October 15, 2004, the Company obtained an increase in the line of credit to $36.0 million, and subsequently obtained an advance of $30.0 million to facilitate the payment of cash consideration for the Farmers and Merchants Bank of Dublin, Georgia closing. Terms of repayment require interest payable at LIBOR plus 60 basis points. Effective January 1, 2005, the maximum available line will be reduced from $36.0 million to $25.0 million. The revolving line of credit facility expires October 2007. On November 1, 2004, the Company completed a trust preferred financing in the amount of $30.0 million. The proceeds from this financing were used to pay off the $30.0 million advance obtained on the line of credit.

During the first nine months of 2004, the Company increased borrowings by $32.7 million due primarily to the assumption of $3.0 million in FHLB advances from the Quincy State Bank acquisition, two advances totaling $9.7 million from the FHLB to match fund loan growth, and one advance for $20.0 million to replace a maturing advance for the same amount. For the first nine months of the year, the Bank made scheduled FHLB advance payments totaling $1.3 million and repaid two advances totaling $40 million. These two advances were repaid in March of 2004 and September of 2004. Both advances originated during the third quarter of 2002, when $75 million was borrowed from the FHLB to fund growth in loan demand and mitigate the reduction in liquidity caused by a decline in certificates of deposit.

Capital
- -------

The Company's equity capital was $219.1 million as of September 30, 2004 compared to $202.8 million as of December 31, 2003. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining its "well-capitalized" designation. The leverage ratio was 9.17% at September 30, 2004 compared to 9.51% at December 31, 2003. Further, the Company's risk-adjusted capital ratio of 11.81% at September 30, 2004 exceeds the 8.0% minimum requirement under risk-based regulatory guidelines.

During the first nine months of 2004, shareowners' equity increased $16.3 million. Growth in equity during the first nine months of the year was positively impacted by net income of $22.1 million and the issuance of common stock of $2.3 million. Equity was reduced by dividends paid during the first half of $7.2 million, or $.540 per share, and a decrease in the net unrealized gain on available-for-sale securities of $934,000. At September 30, 2004, the Company's common stock had a book value of $16.48 per diluted share compared to $15.27 at December 31, 2003.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be viewed favorably by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first nine months of 2004 totaled $.540 per share compared to $.476 per share for same period in 2003, an increase of 13.5%. The dividend payout ratios for the third quarter of 2004 and 2003 were 22.1% and 36.9%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At September 30, 2004, these regulations and covenants did not impair the Company's (or the Bank's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the first nine months of 2004. From March 30, 2000 through September 30, 2004, the Company repurchased 572,707 shares at an average purchase price of $19.18 per share.

Other Commitments and Contingencies
- -----------------------------------

Financial Instruments with Off-Balance-Sheet Risk. The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At September 30, 2004, the Company had $244.0 million in commitments to extend credit and $16.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

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

Contractual Cash Obligations. The Company maintains certain debt and operating lease commitments that require cash payments. The table below details those future cash commitments as of September 30, 2004:



                                 Payments Due After September 30, 2004
                        ------------------------------------------------------------
                          2004
                       (remaining
(Dollars in Thousands)  3 months)  2005    2006    2007    2008  Thereafter  Total
- ------------------------------------------------------------------------------------
Short-Term Debt         $   24  $15,000  $     -  $    -  $    -  $     -   $15,024
Long-Term Debt             504    3,139   22,342   5,387   4,369   27,189    62,930
Operating Leases           316    1,092    1,092   1,092   1,055    2,122     6,769
                        ------  -------  -------  ------  ------  -------   -------
Total Contractual
  Cash Obligations      $  844  $19,231  $23,434  $6,479  $5,424  $29,311   $84,723
                        ======  =======  =======  ======  ======  =======   =======


ACCOUNTING POLICIES

Critical Accounting Policies
- ----------------------------

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

Allowance for Loan Losses: The allowance for loan losses is established through a charge to the provision for loan losses. The Company makes provisions to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by the Company for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in the Company's 2003 Form 10-K.

Intangible Assets: Intangible assets primarily consist of goodwill and core deposit assets that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company performs an impairment review on an annual basis to determine if there has been impairment of its goodwill. The Company has determined that no impairment existed at December 31, 2003. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

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

New Accounting Pronouncements
- -----------------------------

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirement in its consolidated financial statements for the year ended December 31, 2003. The recognition and impairment provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September, 2004, the effective date of these provisions was delayed until the finalization of the FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment the Company will recognize, if any, will be dependent on market conditions and management's intent and ability at the time of the evaluation to hold investments with unrealized losses until a forecasted recovery in the fair value up to and beyond the adjusted cost.


TABLE I
AVERAGES BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                          FOR THREE MONTHS ENDED SEPTEMBER 30,
                                            2004                       2003
                                  -----------------------    ----------------------
                                  Balance  Interest  Rate    Balance  Interest  Rate
                                  -------  --------  ----    -------  --------  ----
ASSETS
Loans, Net of Unearned
  Interest(1)                   $1,524,401  $23,345  6.09% $1,336,139  $21,796  6.47%
Taxable Investment Securities      118,903      729  2.45%    108,234      841  3.09%
Tax-Exempt Investment
  Securities(2)                     51,768      715  5.53%     60,306      898  5.96%
Funds Sold                          39,636      147  1.44%    130,010      303  0.91%
                                ----------  -------        ----------  -------
   Total Earning Assets          1,734,708   24,936  5.72%  1,634,689   23,838  5.79%
Cash & Due From Banks               90,010                     80,246
Allowance for Loan Losses          (13,029)                   (12,534)
Other Assets                       129,683                    113,604
                                ----------                 ----------
      TOTAL ASSETS              $1,941,372                 $1,816,005
                                ==========                 ==========
LIABILITIES
NOW Accounts                    $  280,630  $   153  0.22% $  263,729  $   151  0.23%
Money Market Accounts              212,426      245  0.46%    220,924      257  0.46%
Savings Accounts                   130,330       32  0.10%    111,644       28  0.10%
Other Time Deposits                429,702    2,004  1.86%    434,206    2,293  2.10%
                                ----------  -------        ----------  -------
   Total Int. Bearing Deposits   1,053,088    2,434  0.92%  1,030,503    2,729  1.05%
Short-Term Borrowings               96,146      332  1.37%     92,316      282  1.21%
Long-Term Debt                      59,837      642  4.27%     53,041      495  3.70%
                                ----------  -------        ----------  -------
    Total Interest Bearing
      Liabilities                1,209,071    3,408  1.12%  1,175,860    3,506  1.18%
Noninterest Bearing Deposits       492,136  -------           421,376  -------
Other Liabilities                   22,892                     19,709
                                ----------                 ----------
     TOTAL LIABILITIES           1,724,099                  1,616,945

SHAREOWNERS' EQUITY
Common Stock                           133                        132
Surplus                             18,167                     15,465
Other Comprehensive Income             244                      2,144
Retained Earnings                  198,729                    181,319
                                ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY        217,273                    199,060
                                ----------                 ----------
  TOTAL LIABILITIES & EQUITY    $1,941,372                 $1,816,005
                                ==========                 ==========

Interest Rate Spread                                 4.60%                      4.61%
                                                     ====                       ====
Net Interest Income                         $21,528                    $20,332
                                            =======                    =======
Net Yield on Earning Assets                          4.94%                      4.94%
                                                     ====                       ====


(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $336,000 and $1.2 million for the three and nine months ended
    September 30, 2004, versus $417,000 and $1.5 million, for the comparable periods ended September 30, 2003.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% federal tax rate.




                                          FOR NINE MONTHS ENDED SEPTEMBER 30,
                                            2004                       2003
                                  -----------------------    ----------------------
                                  Balance  Interest  Rate    Balance  Interest  Rate
                                  -------  --------  ----    -------  --------  ----
ASSETS
Loans, Net of Unearned
  Interest(1)                   $1,457,826  $67,616  6.20% $1,314,173 $66,172   7.09%
Taxable Investment Securities      125,057    2,109  2.25%    121,680   2,951   3.24%
Tax-Exempt Investment
  Securities(2)                     52,077    2,267  5.81%     62,527   2,776   5.92%
Funds Sold                          62,121      486  1.03%    122,394     987   1.06%
                                ----------  -------        ----------  -------
   Total Earning Assets          1,697,081   72,478  5.70%  1,620,774  72,886   6.31%
Cash & Due From Banks               90,086                     79,071
Allowance for Loan Losses          (13,185)                   (12,561)
Other Assets                       126,619                    112,671
                                ----------                 ----------
      TOTAL ASSETS              $1,900,601                 $1,799,955
                                ==========                 ==========
LIABILITIES
NOW Accounts                    $  278,609  $   398  0.19% $  261,011 $   546   0.28%
Money Market Accounts              214,410      723  0.45%    215,616   1,069   0.66%
Savings Accounts                   125,351       92  0.10%    109,123     161   0.20%
Other Time Deposits                427,913    6,000  1.87%    434,513   7,232   2.23%
                                ----------  -------        ----------  -------
   Total Int. Bearing Deposits   1,046,283    7,213  0.92%  1,020,263   9,008   1.18%
Short-Term Borrowings              103,398      868  1.12%    100,488     951   1.27%
Long-Term Debt                      53,560    1,726  4.30%     59,878   1,541   3.44%
                                ----------  -------        ----------  -------
    Total Interest Bearing
      Liabilities                1,203,241    9,807  1.09%  1,180,629  11,500   1.30%
Noninterest Bearing Deposits       467,504  -------           405,045 -------
Other Liabilities                   18,541                     19,497
                                ----------                 ----------
     TOTAL LIABILITIES           1,689,286                  1,605,171

SHAREOWNERS' EQUITY
Common Stock                           133                        117
Surplus                             17,757                     15,171
Other Comprehensive Income             819                      2,570
Retained Earnings                  192,606                    176,926
                                ----------                 ----------
  TOTAL SHAREOWNERS' EQUITY        211,315                    194,784
                                ----------                 ----------
  TOTAL LIABILITIES & EQUITY    $1,900,601                 $1,799,955
                                ==========                 ==========

Interest Rate Spread                                 4.61%                      4.71%
                                                     ====                       ====
Net Interest Income                         $62,671                   $61,386
                                            =======                    =======
Net Yield on Earning Assets                          4.93%                      5.06%
                                                     ====                       ====


(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $336,000 and $1.2 million for the three and nine months ended
    September 30, 2004, versus $417,000 and $1.5 million, for the comparable periods ended September 30, 2003.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% federal tax rate.








ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview
- --------

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

Interest Rate Risk Management
- -----------------------------

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 26. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 2004 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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



Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Dollars in Thousands)

Other Than Trading Portfolio                              September 30, 2004
- ----------------------------  ----------------------------------------------------------------------------------    Market
                               Year 1      Year 2      Year 3      Year 4      Year 5      Beyond       Total        Value
                              --------    --------    --------    --------    --------    --------    ----------   ----------
Loans
  Fixed Rate                $  252,429    $122,220    $ 51,922     $31,813     $16,498     $ 9,198    $  484,080   $  491,264
    Average Interest Rate        6.73%       7.03%       7.28%       5.97%       5.95%       4.75%         6.75%
  Floating Rate(2)             833,831     153,527      60,377       6,813       1,617         405     1,056,570    1,072,276
    Average Interest Rate        5.86%       6.29%       6.26%       7.09%       6.14%       5.74%         5.95%
Investment Securities(3)
  Fixed Rate                    51,551      81,052      15,496       2,910         928       3,564       155,501      155,501
    Average Interest Rate        3.19%       2.44%       3.45%       3.46%       3.88%       3.41%         2.84%
  Floating Rate                  1,174           -           -           -           -           -         1,174        1,174
    Average Interest Rate        3.84%           -           -           -           -           -         3.84%
Other Earning Assets
  Floating Rates                47,353           -           -           -           -           -        47,353       47,353
    Average Interest Rates       1.52%           -           -           -           -           -         1.52%
Total Financial Assets      $1,186,338    $356,799    $127,795     $41,536     $19,043     $13,167    $1,744,678   $1,767,568
    Average Interest Rates       5.75%       5.67%       6.34%       5.98%       5.87%       4.42%         5.77%

Deposits(4)
  Fixed Rate Deposits       $  326,226    $ 60,121    $ 36,236     $ 4,160     $ 1,829     $     9    $  428,581   $  428,261
    Average Interest Rates       1.58%       2.65%       3.14%       3.04%       2.70%           -         1.88%
  Floating Rate Deposits       623,922           -           -           -           -           -       623,922      623,456
    Average Interest Rates       0.26%           -           -           -           -           -         0.26%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                4,946      24,498       3,673       3,203       2,685      23,926        62,931       63,895
    Average Interest Rate        4.56%       3.19%       4.54%       4.77%       4.90%       5.24%         4.31%
  Floating Rate Debt            76,216           -           -           -           -           -        76,216       76,216
    Average Interest Rate        0.85%           -           -           -           -           -         0.85%
Total Financial Liabilities $1,031,310    $ 84,619    $ 39,909     $ 7,363     $ 4,514     $23,935    $1,191,650   $1,191,828
    Average interest Rate        0.74%       2.81%       3.27%       3.79%       4.01%       5.24%         1.10%

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


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
- ------------------------------------------------

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

Changes in Internal Controls
- ----------------------------

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

Items 1-5.
- ----------

Not applicable


Item 6.  Exhibits
- -----------------

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


CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/s/ J. Kimbrough Davis
- ------------------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 9, 2004

42