Form 10-K
period 2004-12-31
CAPITAL CITY BANK GROUP INC
filed 2005-03-16
CIK 726601

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended December 31, 2004

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

As of June 30, 2004, there were issued and outstanding 13,274,585 shares of the registrant's common stock. The registrant's voting stock is listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol "CCBG." The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of the registrant's common stock as quoted on Nasdaq on June 30, 2004, was $251.4 million.

As of February 28, 2005, 14,162,103 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (pursuant to Regulation 14A), to be filed not more than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2004 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE

Item 1.   Business                                                        3
Item 2.   Properties                                                     15
Item 3.   Legal Proceedings                                              16
Item 4.   Submission of Matters to a Vote of Security Holders            16

PART II

Item 5.   Market for the Registrant's Common Equity, Related Shareowner
          Matters, and Issuer Purchases of Equity Securities             16
Item 6.   Selected Financial Data                                        17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            18
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk      47
Item 8.   Financial Statements and Supplementary Data                    50
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                       84
Item 9A.  Controls and Procedures                                        84
Item 9B.  Other Information                                              86

PART III

Item 10.  Directors and Executive Officers of the Registrant             86
Item 11.  Executive Compensation                                         86
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareowners Matters                     86
Item 13.  Certain Relationships and Related Transactions                 86
Item 14.  Principal Accountants Fees and Services                        87

PART IV

Item 15.  Exhibits and Financial Statement Schedules                     87
          Signatures                                                     89




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

At December 31, 2004, the Company had consolidated total assets of $2.4 billion and shareowners' equity of $256.8 million. Its principal asset is the capital stock of the Bank. CCB accounted for approximately 100% of the consolidated assets at December 31, 2004, and 100% of consolidated net income of the Company for the year ended December 31, 2004. In addition to its banking subsidiary, the Company has seven other indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Securities, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of Capital City Bank, and one additional direct subsidiary, CCBG Capital Trust I, a wholly-owned subsidiary of Capital City Bank Group, Inc.

Pending Acquisitions. On February 3, 2005, the Company announced the signing of a definitive agreement to acquire First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. FABC's wholly-owned subsidiary, First National Bank of Alachua ("FNBA") has $229 million in assets, seven offices located in Alachua County -- Gainesville (three), Alachua, High Springs, Jonesville, Newberry -- and an eighth office in Hastings, Florida, which is located in St. Johns County. FABC also has a mortgage lending office in Gainesville and a financial services division. Subject to certain potential adjustments, FABC shareowners will receive $2,847.04 in cash and
71.176 shares of CCBG common stock for each of the 10,186 shares of FABC common stock outstanding. Based on Capital City's closing market price on Nasdaq on February 3, 2005, this cash and stock combination equaled aggregate consideration of $58.0 million. Closing is anticipated for mid-year 2005.

Previous Acquisitions. On March 19, 2004, the Company's subsidiary, Capital City Bank, completed its merger with Quincy State Bank, a former subsidiary of Synovus Financial Corp. Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. Both markets adjoin Leon County, home to the Company's Tallahassee headquarters. The purchase price was $26.1 million in cash.

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

Dividends and management fees received from the Bank are the Company's only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled "Regulatory Considerations" in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information. The Company had a total of 926 (full-time equivalent) associates at February 28, 2005. Page 17 contains other financial and statistical information about the Company.

The Company has one reportable segment with the following principal services:
Banking Services, Data Processing Services, Trust and Asset Management Services, and Brokerage Services.

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

      The Bank offers these products through its existing network of branch offices. Geographical expansion of the delivery of this product line has occurred over the past three years through the opening of four mortgage lending offices in Gainesville (Alachua County), Lakeland (Polk County), Panacea (Wakulla County), Steinhatchee (Taylor County), and one in Thomasville, Georgia (Thomas County).

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

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial customers located throughout North Florida and South Georgia. As of February 28, 2005, the Services Company is providing computer services to six correspondent banks, which have relationships with CCB.

Trust Services and Asset Management

Capital City Trust Company is the investment management arm of Capital City Bank. The Trust Company provides asset management for individuals through agency, personal trust, IRA's and personal investment management accounts.

Administration of pension, profit sharing and 401(k) plans is a significant product line. Associations, endowments and other non-profit entities hire the Trust Company to manage their investment portfolios. Individuals requiring the services of a trustee, personal representative or a guardian are served by a staff of well trained professionals. The market value of trust assets under discretionary management exceeded $652 million as of December 31, 2004, with total assets under administration exceeding $728 million.

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

Expansion of Business

Since 1984, the Company has completed fourteen acquisitions totaling $1.6 billion in deposits within existing and new markets. In addition, in 2003, the Company opened four new offices - two in Tallahassee and one each in Springhill and Starke (replacement office) - to improve service and product delivery within these Florida markets, and plans to open one new office in Crawfordville in 2005. Plans are currently being developed for new office sites in Macon, Georgia, Keystone Heights, Florida, and Springhill, Florida.

Pursuant to the Company's "Project 2010", the Company plans to continue its expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and banking offices, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas. The Company will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking. Management anticipates that roughly half of the Company's future earnings growth will be generated through growth in existing markets and half through acquisitions.

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

All of Florida's major banking concerns have a presence in Leon County. Capital City Bank's Leon County deposits totaled $602.5 million, or 31.1%, of the Company's consolidated deposits at December 31, 2004.

The following table depicts CCBG's market share percentage within each respective county, based on total commercial bank deposits within the county.


                                             Market Share as of
                                   -------------------------------------
                                    June 30,          September 30,
                                     2004(1)      2003(2)       2002(2)
------------------------------------------------------------------------
Florida(3)
  Bradford County                    37.1%        35.1%        38.4%
  Citrus County                       3.6%         3.5%         3.3%
  Clay County                         2.4%         2.7%         3.2%
  Dixie County                       16.9%        15.5%        17.5%
  Gadsden County(4)                  77.7%        31.1%        29.4%
  Gilchrist County                   49.4%        41.8%        38.5%
  Gulf County                        22.1%        28.5%        23.5%
  Hernando County                     1.3%         1.8%         1.0%
  Jefferson County                   24.0%        27.0%        27.1%
  Leon County                        17.2%        17.9%        18.4%
  Levy County                        34.1%        33.3%        34.0%
  Madison County                     17.8%        18.1%        19.0%
  Pasco County                        0.4%         0.4%         0.4%
  Putnam County                      12.5%        12.8%        12.5%
  Suwannee County                     7.7%         8.6%         9.1%
  Taylor County                      27.4%        27.7%        29.0%
  Washington County                  20.0%        25.6%        20.4%
Georgia(5)
  Bibb County                         2.8%         3.1%         3.1%
  Burke County                       10.3%        11.0%        12.4%
  Grady County                       23.6%        24.5%        31.5%
  Laurens County(6)                  41.8%           -            -
  Troup County                        8.2%        10.0%        10.9%
Alabama:
  Chambers County                     4.4%         4.1%         4.1%



(1) Obtained from the June 30 FDIC/OTS Summary of Deposits Report.

(2) Florida 2003 and 2002 data obtained from the September 30 Office Level Report published by the Florida Bankers Association. Georgia and Alabama data obtained from the June 30 FDIC/OTS Summary of Deposits Report.

(3) Does not include Alachua, Marion, Polk and Wakulla counties where Capital City Bank maintains residential mortgage lending offices only.

(4) Acquired Quincy State Bank (March 24, 2004) which was located in an existing CCB market.

(5) Does not include Thomas county where Capital City Bank maintains a residential mortgage lending office only.

(6) CCB entered market in November 2004.

The following table sets forth the number of commercial banks and offices, including the Company and its competitors, within each of the respective counties.

                        Number of         Number of Commercial
County              Commercial Banks          Bank Offices
--------------------------------------------------------------
Florida:
  Bradford                  3                       3
  Citrus                   14                      43
  Clay                     11                      27
  Dixie                     3                       4
  Gadsden                   3                       5
  Gilchrist                 3                       5
  Gulf                      5                       7
  Hernando                 12                      36
  Jefferson                 2                       2
  Leon                     14                      76
  Levy                      3                      13
  Madison                   5                       6
  Pasco                    23                     104
  Putnam                    6                      15
  Suwannee                  5                       9
  Taylor                    3                       4
  Washington                4                       4
Georgia:
  Bibb                     10                      52
  Burke                     5                      10
  Grady                     5                       8
  Laurens                   8                      18
  Troup                     9                      20
Alabama:
  Chambers                  5                      10

Data obtained from the June 30, 2004 FDIC/OTS Summary of Deposits Report.

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

Permitted Activities. The Gramm-Leach-Bliley Act, enacted on November 12, 1999, amended the BHCA by (i) allowing bank holding companies that qualify as "financial holding companies" to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks;
(iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Changes in Control. Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"), or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

As a bank holding company, the Company is required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it owns a majority of such bank's voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977 ("CRA").

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the State of Florida. Florida statutes define "control" as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Department of Financial Services (the "Florida Department"). These requirements will affect the Company because the Bank is chartered under Florida law and changes in control of the Company are indirect changes in control of the Bank.

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

Capital City Bank

The Bank is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Department. The Florida Department supervises and regulates all areas of the Bank's operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank's corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of branches. The Bank is also a member bank of the Federal Reserve System, which makes the Bank's operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, the Bank's deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

As a state chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Bank's customers. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

Reserves. The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank "discount window" as a secondary source of funds, provided that the institution meets the Federal Reserve Bank's credit standards.

Dividends. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The Federal Reserve may restrict the ability of the Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

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

Insurance of Accounts and Other Assessments. The deposit accounts of the Bank are insured by the Bank Insurance Fund of the FDIC generally up to a maximum of $100,000 per separately insured depositor, and the Bank is subject to FDIC deposit insurance assessments. Federal banking agencies may prohibit any FDIC-insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance fund. Pursuant to FDICIA, the FDIC adopted a risk-based system for determining deposit insurance assessments under which all insured institutions were placed into one of nine categories and assessed insurance premiums, ranging from 0.0% to 0.27% of insured deposits, based upon their level of capital and supervisory evaluation. Because the FDIC sets the assessment rates based upon the level of assets in the insurance fund, premium rates rise and fall as the number and size of bank failures increase and decrease, respectively. Under the system, institutions are assigned to one of three capital categories based solely on the level of an institution's capital, "well capitalized," "adequately capitalized", and "undercapitalized." These three groups are then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered to be healthy to those that are considered to be of substantial supervisory concern. Furthermore, the Economic Growth and Regulatory Paperwork Act of 1996 requires Bank Insurance Fund insured banks to participate in the payment of interest due on Financing Corporation bonds used to finance the thrift bailout.

Transactions With Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA") and Regulation W, the authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited. Loan transactions with an "affiliate" generally must be collateralized and certain transactions between the Bank and its "affiliates", including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank ("10% Shareholders"), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or 10% Shareholders or which is controlled by such executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the FRA. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the bank's unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank's record in meeting the needs of its service area. Federal banking agencies are required to make public a rating of a bank's performance under the CRA. The Federal Reserve considers a bank's CRA when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction.

Capital Regulations. The Federal Reserve has adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

In computing total risk-weighted assets, bank and financial holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by 1- to 4-family and certain multi-family residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

The federal bank regulatory authorities have also adopted regulations which supplement the risk-based guideline. These regulations generally require banks and financial holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the "leverage ratio"). The Federal Reserve permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk.

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

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be "well capitalized" before the Federal Reserve will approve an application by a financial holding company to acquire or merge with a bank or bank holding company.

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

Interstate Banking and Branching. The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that adequately capitalized and managed financial holding companies are permitted to acquire banks in any state.

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

USA PATRIOT Act of 2001. On October 26, 2001, the USA PATRIOT Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks occurring on September 11, 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and intelligence communities' ability to work together to combat terrorism. Title III of the Patriot Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including the Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions. In addition, the collected customer identification information must be verified within a reasonable time after a new account is opened through documentary or non-documentary methods. All new customers must be screened against any Section 326 government lists of known or suspected terrorists within a reasonable time after opening an account.

Privacy. Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

Consumer Laws and Regulations. The Check Clearing for the 21st Century Act, or "Check 21" as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a "substitute check," which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items to reduce float (i.e., the time between the deposit of a check in a bank and payment) especially in cases in which items were not already being delivered same-day or overnight.

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Future Legislative Developments

Various legislation, including proposals to modify the bank regulatory system, expand the powers of banking institutions and financial holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress and the Florida legislature. Such legislation may change banking statutes and the environment in which the Company and its banking subsidiary operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by the FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Item 2.  Properties

Capital City Bank Group, Inc., is headquartered in Tallahassee, Florida. The Company's executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by the Bank, but is located, in part, on land leased under a long-term agreement.

The Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest. The annual lease provides for payments of approximately $91,000, to be adjusted for inflation in future years.

As of February 28, 2005, the Bank had 60 banking locations. Of the 60 locations, the Bank leases the land, buildings, or both at 11 locations and owns the land and buildings at the remaining 49.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrant's Common Equity, Related Shareowner Matters,
           and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company's common stock trades on the Nasdaq National Market under the symbol "CCBG."

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years, as adjusted for the Company's stock split on June 13, 2003. The Company had a total of 1,598 shareowners of record as of February 28, 2005.



                                   2004                            2003
                     ------------------------------  -------------------------------
                      Fourth  Third  Second  First    Fourth  Third  Second  First
                       Qtr.    Qtr.   Qtr.    Qtr.     Qtr.    Qtr.   Qtr.    Qtr.
------------------------------------------------------------------------------------
Common stock price:
  High               $45.98  $41.20  $43.15  $45.55   $46.83  $40.93  $36.43  $32.32
  Low                 37.71   33.33   35.50   39.05    36.62   35.00   29.74   26.81
  Close               41.80   38.71   39.59   41.25    45.99   38.16   36.08   31.29
Cash dividends
  declared per share   .190    .180    .180    .180     .180    .170    .170    .136




Future payment of dividends will be subject to determination and declaration by the Board of Directors. Florida law limits the payment of dividends by the Company. There are also legal limits on the frequency and amount of dividends that can be paid by CCB to the Company. See subsection entitled "Dividends" in the Business section on page 10, in the Management's Discussion and Analysis of Financial Condition and Operating Results on page 43 and Note 15 in the Notes to Consolidated Financial Statements. These restrictions may limit the Company's ability to pay dividends to its shareowners. As of February 28, 2005, the Company does not believe these restrictions will impair the Company's ability to declare and pay its routine and customary dividends.

Item 6.  Selected Financial Data


                                                       For the Years Ended December 31,
                                                 ----------------------------------------------------------
 (Dollars in Thousands, Except Per Share Data)(1)     2004        2003        2002        2001        2000
-----------------------------------------------------------------------------------------------------------
Interest Income                                  $  101,525  $   94,830  $  104,165  $  117,156  $  107,720
Net Interest Income                                  86,084      79,991      81,662      68,907      61,486
Provision for Loan Losses                             2,141       3,436       3,297       3,983       3,120
Net Income                                           29,371      25,193      23,082      16,866      18,153

Per Common Share:
  Basic Net Income                               $     2.18  $     1.91  $     1.75  $     1.27  $     1.43
  Diluted Net Income                                   2.18        1.90        1.74        1.27        1.43
  Cash Dividends Declared                              .730        .656        .502        .476        .436
  Book Value                                          18.13       15.27       14.08       12.86       11.61

Key Performance Ratios:
  Return on Average Assets                             1.46%       1.40%       1.34%       0.99%       1.24%
  Return on Average Equity                            13.31       12.82       12.85       10.00       12.99
  Net Interest Margin (FTE)                            4.88        5.01        5.35        4.61        4.80
  Dividend Pay-Out Ratio                              33.42       34.51       28.87       37.48       30.49
  Equity to Assets Ratio                              10.86       10.98       10.22        9.43        9.66

Asset Quality:
  Allowance for Loan Losses                      $   16,037  $   12,429  $   12,495  $   12,096  $   10,564
  Allowance for Loan Losses to Loans                   0.88%       0.93%       0.97%       0.98%       1.00%
  Nonperforming Assets                                5,271       7,301       3,843       3,940       3,909
  Nonperforming Assets to Loans + ORE                  0.29        0.54        0.30        0.32        0.37
  Allowance to Nonperforming Loans                   345.18      529.80      497.72      496.96      359.57
  Net Charge-Offs to Average Loans                     0.22        0.27        0.23        0.31        0.25

Averages for the Year:
  Loans, Net                                     $1,538,744  $1,318,080  $1,256,107  $1,184,290  $1,002,122
  Earning Assets                                  1,789,843   1,624,680   1,556,500   1,534,548   1,315,024
  Total Assets                                    2,006,745   1,804,895   1,727,180   1,704,167   1,463,612
  Deposits                                        1,599,201   1,431,808   1,424,999   1,442,916   1,207,103
  Subordinated Note                                   5,155           -           -           -           -
  Long-Term Borrowings                               59,462      55,594      30,423      15,308      13,070
  Shareowners' Equity                               220,731     196,588     179,652     168,652     139,738

Year-End Balances:
  Loans, Net                                     $1,828,825  $1,341,632  $1,285,221  $1,243,351  $1,051,832
  Earning Assets                                  2,113,571   1,648,818   1,636,472   1,626,841   1,369,294
  Total Assets                                    2,364,013   1,846,502   1,824,771   1,821,423   1,527,460
  Deposits                                        1,894,886   1,474,205   1,434,200   1,550,101   1,268,367
  Subordinated Note                                  30,928           -           -           -           -
  Long-Term Borrowings                               68,453      46,475      71,745      13,570      11,707
  Shareowners' Equity                               256,800     202,809     186,531     171,783     147,607

Other Data:
  Basic Average Shares Outstanding               13,443,753  13,222,487  13,225,285  13,241,957  12,732,749
  Diluted Average Shares Outstanding             13,447,937  13,251,189  13,274,355  13,292,435  12,768,553
  Shareowners of Record(2)                            1,598       1,512       1,457       1,473       1,599
  Banking Locations(2)                                   60          57          54          56          56
  Full-Time Equivalent Associates(2)                    926         795         781         787         791


(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

(2) As of the record date.  The record date is on or about March 1st of the following year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.
The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2004 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG" or the "Company." Capital City Bank is referred to as "CCB" or the "Bank."

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

This Report including the MD&A section, and other Company written and oral communications and statements may contain "forward-looking statements."
These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in its forward-looking statements. Factors that might cause the future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that the Company believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in the Company's reports to the SEC also could adversely affect the Company's results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. The following factors, among others, could cause our financial performance to differ materially from what is contemplated in those forward-looking statements.

   * Our ability to integrate the business and operations of companies and banks that we have acquired and that we may acquire in the future. For example, the Company may fail to realize the growth opportunities and cost savings anticipated to be derived from our acquisitions. In addition, it is possible that during the integration process of our acquisitions, the Company could lose key employees or the ability to maintain relationships with customers.

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

   *  The effects of harsh weather conditions, including hurricanes;

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

We caution that the foregoing list of important factors is not exhaustive. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by us or on our behalf. The Company may make further disclosures of a forward-looking nature in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its current report on Form 8-K.

BUSINESS OVERVIEW

The Company is a financial holding company headquartered in Tallahassee, Florida and is the parent of its wholly-owned subsidiary, Capital City Bank. The Bank offers a broad array of products and services through a total of 60 full-service offices located in 17 Florida counties, five Georgia counties, and one Alabama county. The Bank also has mortgage lending offices in four additional Florida communities, and one

Georgia community. The Bank offers commercial and retail banking services, as well as trust and asset management, brokerage, and data processing services.

From an industry and national perspective, the Company's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and, non-interest income such as service charges on deposit accounts, trust service fees, mortgage banking revenues, and data processing revenues. Economic conditions, competition and the monetary and fiscal policies of the Federal government, in general, significantly affect financial institutions, including the Company. During 2004, the Federal government's monetary and fiscal policy was marked by a steady increase in short-term interest rates to curb the potential for inflationary pressures. Lending activities are also significantly influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's primary market area.

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

Pursuant to "Project 2010", the Company plans to continue its expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and banking offices, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas. The Company will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking. Management anticipates that roughly half of the Company's future earnings growth will be generated through growth in existing markets and half through acquisitions.

Pending Acquisition. On February 3, 2005, the Company announced the signing of a definitive agreement to acquire First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. FABC's wholly-owned subsidiary, First National Bank of Alachua ("FNBA") has $229 million in assets, seven offices located in Alachua County -- Gainesville (three), Alachua, High Springs, Jonesville, Newberry -- and an eighth office in Hastings, Florida, which is located in St. Johns County. FABC also has a mortgage lending office in Gainesville and a financial services division. Subject to certain potential adjustments, FABC shareowners will receive $2,847.04 in cash and
71.176 shares of CCBG common stock for each of the 10,186 shares of FABC common stock outstanding. Based on Capital City's closing market price on Nasdaq on February 3, 2005, this cash and stock combination equaled aggregate consideration of $58.0 million. Closing is anticipated for mid-year 2005.

Previous Acquisitions. On March 19, 2004, the Company's subsidiary, Capital City Bank, completed its merger with Quincy State Bank, a former subsidiary of Synovus Financial Corp. Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. Both markets adjoin Leon County, home to the Company's Tallahassee headquarters. The purchase price was $26.1 million in cash.

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

FINANCIAL OVERVIEW

The Company's net income for 2004 totaled $29.4 million, or $2.18 per diluted share. This compares to $25.2 million, or $1.90 per diluted share in 2003. Key factors impacting the Company's financial condition and results of operations for 2004 are summarized below.

   * Total assets of the Company increased to $2.4 billion at the end of 2004, or 28.0%, from $1.8 billion at the end of 2003. This strong growth is primarily reflective of increases in earning assets obtained through the two acquisitions during 2004 and strong loan production in existing markets.

   * Shareowners' equity for the same periods improved from $202.8 million at the end of 2003 to $256.8 million at the end of 2004. The Company continues to be well capitalized with a Tier 1 capital ratio of 11.4%.

   * Net interest income in 2004 grew $6.1 million, or 7.6% over 2003 due to higher interest income reflective of earning asset growth through acquisitions and strong organic loan growth, and an improved deposit mix, partially offset by declining asset yields primarily attributable to earning asset re-pricing. The full year net interest margin of 4.88% declined 13 basis points from the comparable period in 2003 reflective of an 18 basis point decline in earning asset yield partially offset by a 5 basis point decline in the cost of funds.


   * Noninterest income increased $8.6 million, or 20.5%, over 2003 due primarily to the $6.9 million one-time gain on the sale of the bank's credit card portfolio recognized in the third quarter. Gains were also realized in deposit service fees, data processing fees, asset management fees, and merchant fees that were partially offset by a decline in mortgage banking revenues.

   * Noninterest expense grew by $9.5 million, or 11.9% over 2003. Higher expense for compensation, occupancy, professional fees, advertising, and intangibles were the primary reasons for the increase. The integration of two acquisitions during the year, expansion of banking office locations, and the implementation of Sarbanes-Oxley Section 404 compliance and testing were the primary contributing factors driving the increase.

   * Provision for loan losses for the year totaled $2.1 million compared to $3.4 million in 2003. The lower provision is reflective of continued strong credit quality and lower inherent risk in the loan portfolio due to the sale of the credit card portfolio. Net charge-offs totaled $3.4 million, or .22% of average loans for the year compared to $3.5 million, or .27% for 2003. At year-end the allowance for loan losses was .88% of outstanding loans and provided coverage of 345% of nonperforming loans.

   * Nonperforming assets totaled $5.3 million, or .29% of total loans and other real estate at year-end. This compares to .36% for the third quarter of 2004, and .54% for the year ended 2003. Asset quality continues to be strong and a key driver in bank performance and growth.

The year 2004 set the stage for the start of the Company's "Project 2010", a strategic initiative aimed at achieving $50.0 million in annual earnings by 2010. Key parts of the initiative include the continued building of the Company's franchise through acquisitions and/or construction of offices in five targeted geographic areas (Hernando/Pasco, Ocala, Gainesville, west Florida, and middle Georgia), and organic growth in existing markets through the continued emphasis on relationship banking, quality service, and offering a broad array of sophisticated banking services.

RESULTS OF OPERATIONS

Net income for 2004 totaled $29.4 million, or $2.18 per diluted share. This compares to $25.2 million, or $1.90 per diluted share in 2003, and $23.1 million, or $1.74 per diluted share in 2002. Net income in 2004 included a one-time, after-tax gain of $4.2 million, or $.32 per diluted share, from the sale of the Bank's credit card portfolio.

The increase in 2004 net income was primarily attributable to growth in operating revenues (defined as the total of net interest income and noninterest income) of 12.1%, driven by a 7.6% increase in net interest income and a 20.5% increase in noninterest income. A lower loan loss provision also enhanced net income. The increase in net interest income primarily reflects growth in earning assets and an improved deposit mix. The increase in noninterest income reflects higher deposit service fees, asset management fees, and a one-time gain on the sale of the credit card portfolio. The lower loan loss provision is reflective of a reduction in the overall risk of the loan portfolio due to the sale of the credit card portfolio. A condensed earnings summary for the last three years is presented in Table 1.



Table 1
CONDENSED SUMMARY OF EARNINGS

                                                  For the Years Ended December 31,
                                               --------------------------------------
(Dollars in Thousands, Except Per Share Data)    2004           2003           2002
-------------------------------------------------------------------------------------
Interest Income                                $101,525       $ 94,830       $104,165
Taxable Equivalent Adjustments                    1,207          1,414          1,682
                                               --------       --------       --------
Total Interest Income (FTE)                     102,732         96,244        105,847
Interest Expense                                 15,441         14,839         22,503
                                               --------       --------       --------
Net Interest Income (FTE)                        87,291         81,405         83,344
Provision for Loan Losses                         2,141          3,436          3,297
Taxable Equivalent Adjustments                    1,207          1,414          1,682
                                               --------       --------       --------
Net Interest Income After Provision
   for Loan Losses                               83,943         76,555         78,365
Noninterest Income                               43,372         41,939         36,103
Gain on Sale of Credit Card Portfolio             7,181              -              -
Noninterest Expense                              89,226         79,721         78,695
                                               --------       --------       --------
Income Before Income Taxes                       45,270         38,773         35,773
Income Taxes                                     15,899         13,580         12,691
                                               --------       --------       --------
Net Income                                     $ 29,371       $ 25,193       $ 23,082
                                               ========       ========       ========
Basic Net Income Per Share                     $   2.18       $   1.91       $   1.75
                                               ========       ========       ========
Diluted Net Income Per Share                   $   2.18       $   1.90       $   1.74
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

In 2004, taxable equivalent net interest income increased $5.9 million, or 7.2%. This follows a decrease of $1.9 million, or 2.3%, in 2003, and an increase of $10.8 million, or 14.9%, in 2002. The favorable impact resulted from an improved earning asset mix, lower funding costs, and two acquisitions; and was partially offset by declining asset yields attributable to the continued low interest rate environment.



Table 2
AVERAGE BALANCES AND INTEREST RATES

                                                                  2004
                                                      ----------------------------
                                                        Average            Average
(Taxable Equivalent Basis - Dollars in Thousands)       Balance   Interest   Rate
----------------------------------------------------------------------------------
Assets:
 Loans, Net of Unearned Interest(1)(2)                $1,538,744  $ 95,796   6.23%
 Taxable Investment Securities                           131,842     3,138   2.38
 Tax-Exempt Investment Securities(2)                      51,979     2,965   5.70
 Funds Sold                                               67,278       833   1.24
                                                      ----------  --------   ----
    Total Earning Assets                               1,789,843   102,732   5.74

 Cash & Due From Banks                                    93,070
 Allowance For Loan Losses                               (13,846)
 Other Assets                                            137,678
                                                      ----------
    TOTAL ASSETS                                      $2,006,745
                                                      ==========

Liabilities:
 NOW Accounts                                         $  292,492  $    733   0.25%
 Money Market Accounts                                   227,808     1,190   0.52
 Savings Accounts                                        130,282       164   0.13
 Time Deposits                                           459,464     9,228   2.01
                                                      ----------  --------   ----
    Total Interest Bearing Deposits                    1,110,046    11,315   1.02
 Short-Term Borrowings                                   100,582     1,270   1.26
 Long-Term Borrowings                                     59,462     2,562   4.31
 Subordinate Debentures                                    5,155       294   5.71
                                                      ----------  --------   ----
    Total Interest Bearing Liabilities                 1,275,245    15,441   1.21
 Noninterest Bearing Deposits                            489,155  --------   ----
 Other Liabilities                                        21,614
                                                      ----------
    TOTAL LIABILITIES                                  1,786,014

Shareowners' Equity:
 Common Stock                                                135
 Additional Paid-In Capital                               24,586
 Retained Earnings                                       196,010
                                                      ----------
    TOTAL SHAREOWNERS' EQUITY                           220,7312
                                                      ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                           $2,006,745
                                                      ==========
Interest Rate Spread                                                         4.53%
                                                                             ====
Net Interest Income                                               $ 87,291
                                                                  ========
Net Interest Margin(3)                                                       4.88%
                                                                             ====



                                                                   2003
                                                      ----------------------------
                                                        Average            Average
(Taxable Equivalent Basis - Dollars in Thousands)       Balance   Interest   Rate
----------------------------------------------------------------------------------
Assets:
 Loans, Net of Unearned Interest(1)(2)                $1,318,080  $ 87,608   6.65%%
 Taxable Investment Securities                           124,541     3,725   2.98
 Tax-Exempt Investment Securities(2)                      61,387     3,650   5.95
 Funds Sold                                              120,672     1,261   1.03
                                                      ----------  --------   ----
    Total Earning Assets                               1,624,680    96,244   5.92

 Cash & Due From Banks                                    79,625
 Allowance For Loan Losses                               (12,544)
 Other Assets                                            113,134
                                                      ----------
    TOTAL ASSETS                                      $1,804,895
                                                      ==========

Liabilities:
 NOW Accounts                                         $  264,159  $    676   0.26%
 Money Market Accounts                                   215,597     1,312   0.61
 Savings Accounts                                        109,837       189   0.17
 Time Deposits                                           433,176     9,390   2.17
                                                      ----------  --------   ----
    Total Interest Bearing Deposits                    1,022,769    11,567   1.13
 Short-Term Borrowings                                   101,274     1,270   1.25
 Long-Term Borrowings                                     55,594     2,002   3.60
 Subordinate Debentures                                        -         -      -
                                                      ----------  --------   ----
    Total Interest Bearing Liabilities                 1,179,637    14,839   1.26
 Noninterest Bearing Deposits                            409,039  --------   ----
 Other Liabilities                                        19,631
                                                      ----------
    TOTAL LIABILITIES                                  1,608,307

Shareowners' Equity:
 Common Stock                                                132
 Additional Paid-In Capital                               15,272
 Retained Earnings                                       181,184
                                                      ----------
    TOTAL SHAREOWNERS' EQUITY                            196,588
                                                      ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                           $1,804,895
                                                      ==========
Interest Rate Spread                                                         4.66%
                                                                             ====
Net Interest Income                                               $ 81,405
                                                                  ========
Net Interest Margin(3)                                                       5.01%
                                                                             ====



                                                                   2002
                                                      ----------------------------
       	                                                 Average            Average
(Taxable Equivalent Basis - Dollars in Thousands)       Balance   Interest   Rate
----------------------------------------------------------------------------------
Assets:
 Loans, Net of Unearned Interest(1)(2)                $1,256,107  $ 93,293   7.43%
 Taxable Investment Securities                           135,865     6,941   5.11
 Tax-Exempt Investment Securities(2)                      68,915     4,133   6.00
 Funds Sold                                               95,613     1,481   1.53
                                                      ----------  --------   ----
    Total Earning Assets                               1,556,500   105,848   6.80

 Cash & Due From Banks                                    72,960
 Allowance For Loan Losses                               (12,409)
 Other Assets                                            110,129
                                                      ----------
    TOTAL ASSETS                                      $1,727,180
                                                      ==========

Liabilities:
 NOW Accounts                                         $  241,873  $  1,272   0.53%
 Money Market Accounts                                   224,275     2,904   1.30
 Savings Accounts                                        104,967       500   0.48
 Time Deposits                                           493,956    15,875   3.21
                                                      ----------  --------   ----
    Total Interest Bearing Deposits                    1,065,071    20,551   1.93
 Short-Term Borrowings                                    72,594       767   1.06
 Long-Term Borrowings                                     30,423     1,185   3.90
 Subordinate Debentures                                        -         -      -
                                                      ----------  --------   ----
    Total Interest Bearing Liabilities                 1,168,088    22,503   1.93
 Noninterest Bearing Deposits                            359,928  --------   ----
 Other Liabilities                                        19,512
                                                      ----------
    TOTAL LIABILITIES                                  1,547,528

Shareowners' Equity:
 Common Stock                                                132
 Additional Paid-In Capital                               15,386
 Retained Earnings                                       164,184
                                                      ----------
    TOTAL SHAREOWNERS' EQUITY                            179,652
                                                      ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                           $1,727,180
                                                      ==========
Interest Rate Spread                                                         4.87%
                                                                             ====
Net Interest Income                                               $ 83,345
                                                                  ========
Net Interest Margin(3)                                                       5.35%
                                                                             ====


(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately
    $1.7 million, $1.8 million and $2.7 million in 2004, 2003 and 2002, respectively.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3) Taxable equivalent net interest income divided by average earning assets.



Table 3
RATE/VOLUME ANALYSIS(1)

                                                           2004 Changes from 2003               2003 Changes from 2002
                                                   -------------------------------------    -----------------------------
                                                                      Due To                               Due To
                                                                      Average                              Average
                                                           -----------------------------    ------------------------------
(Taxable Equivalent Basis - Dollars in Thousands)   Total   Calendar(3) Volume     Rate       Total     Volume     Rate
--------------------------------------------------------------------------------------------------------------------------
Earning Assets:
  Loans, Net of Unearned Interest(2)                $8,188     $240    $13,939   $(5,991)    $(5,685)   $3,189   $ (8,874)
  Investment Securities:
    Taxable(2)                                        (587)       3         68      (658)     (3,217)   (2,448)      (769)
    Tax-Exempt                                        (685)       -       (558)     (127)       (482)     (450)       (32)
  Funds Sold                                          (428)       3       (558)      127        (220)      389       (609)
                                                    ------     ----    -------   -------     -------    ------   --------
Total                                                6,488      246     12,891    (6,649)     (9,604)      680    (10,284)
                                                    ------     ----    -------   -------     -------    ------   --------

Interest Bearing Liabilities:
  NOW Accounts                                          55        2         73       (20)       (596)      117       (713)
  Money Market Accounts                               (121)       4         74      (199)     (1,592)     (111)    (1,481)
  Savings Accounts                                     (25)       -         35       (60)       (311)       23       (334)
  Time Deposits                                       (161)      26        568      (755)     (6,485)   (1,953)    (4,532)
  Short-Term Borrowings                                  -        3       (197)      194         503       578        (75)
  Subordinated Note Payable                            294        -        294         -           -         -          -
  Long-Term Borrowings                                 560        5        139       416         817       981       (164)
                                                    ------     ----    -------   -------     -------    ------   --------
Total                                                  602       40        986      (424)     (7,664)     (365)    (7,299)
                                                    ------     ----    -------   -------     -------    ------   --------

Changes in Net Interest Income                      $5,886     $206    $11,905   $(6,225)    $(1,940)   $1,045   $ (2,985)
                                                    ======     ====    =======   =======     =======    ======   ========

(1)  This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities.  Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)  Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3)  Reflects difference in 366 day year (2004) versus 365 day year (2003).


For the year 2004, taxable equivalent interest income increased $6.5 million, or 6.7%, over 2003, and decreased $9.6 million, or 9.1%, in 2003 over 2002. Growth resulting from strong loan demand and two acquisitions was partially offset by lower yields on earning assets and a decline in short-term funds and investment securities. New loan production and repricing of existing earning assets produced a 18 basis point reduction in the yield on earning assets, which declined from 5.92% for 2003 to 5.74% for 2004. This compares to an 88 basis point reduction in 2003 over 2002. As shown in Table 3, the loan portfolio was a significant contributor to the net increase in interest income.

Interest expense increased $.6 million, or 4.0%, over 2003, and decreased $7.7 million, or 34.1%, in 2003 over 2002. The increase in 2004 was primarily a result of higher interest bearing liabilities attributable to the acquisitions and offset partially by the lower costs of funds. The lower cost of funds resulted from a favorable shift in mix, as certificates of deposit (generally a higher cost deposit product) declined relative to total deposits. Certificates of deposit, as a percent of total average deposits, declined from 30.2% in 2003 to 28.7% in 2004. The average rate paid on interest bearing liabilities in 2004 declined 5 basis points compared to 2003, primarily attributable to the favorable shift in mix.

The Company's interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 13 basis points in 2004 and decreased 21 basis points in 2003. The decrease in 2004 was primarily attributable to the decline in the earning asset yield.

The Company's net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 4.88% in 2004, compared to 5.01% in 2003 and 5.35% in 2002. In 2004, the lower yields on earning assets (partially offset by lower rates paid on interest bearing liabilities) resulted in the 13 basis point decline in the margin.

Loan growth is anticipated to have a favorable impact on net interest income during the upcoming year along with any favorable changes in the Federal Reserve's target rate on overnight funds. However, depending on the magnitude of the loan growth, the improvement attributable to growth may be partially or completely offset by unfavorable repricing variances associated with deposits. A further discussion of the Company's earning assets and funding sources can be found in the section entitled "Financial Condition."

Provision for Loan Losses

The provision for loan losses was $2.1 million in 2004, compared to $3.4 million in 2003 and $3.3 million in 2002. The decrease in the 2004 provision reflects continued strong credit quality and lower inherent risk in the loan portfolio due to the sale of the credit card portfolio, which previously accounted for approximately one-third of net charge-offs.

Net charge-offs for 2004 were comparable to 2003, and remain at historically low levels relative to the size of the portfolio. Net charge-offs for 2004 totaled $3.4 million, or .22% of average loans. This compares to $3.5 million, or .27% for 2003. Excluding credit card charge-offs, net charge-offs increased $500,000 due to a higher level of commercial loan and consumer indirect auto loan charge-offs.

At December 31, 2004, the allowance for loan losses totaled $16.0 million compared to $12.4 million in 2003. At year-end 2004, the allowance represented 0.88% of total loans and provided coverage of 345% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" and Tables 7 and 8 for further information regarding the allowance for loan losses.

Noninterest Income

In 2004, noninterest income increased $8.6 million, or 20.5%, compared to an increase of $5.8 million, or 16.2% in 2003. The increase in the level of noninterest income is attributable primarily to a one-time $7.2 million gain recognized from the sale of the credit card portfolio. Higher deposit service fees, asset management fees, data processing fees, and merchant service fees also contributed to the increase, but were partially offset by a decrease in mortgage banking revenues. Excluding the one-time gain on the sale of the credit card portfolio, noninterest income represented 33.5% of operating revenue in 2004 compared to 34.4% in 2003. The increase in noninterest income in 2003 was attributable to growth in deposit service charge fees, merchant service fee income, and mortgage banking revenues. Factors affecting noninterest income are discussed below.

Service charge fees on deposit accounts increased $1.3 million, or 7.7%, in 2004, compared to an increase of $3.6 million, or 28.0%, in 2003. Deposit service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges, and the collection rate. The increase in service charge revenues in 2004 was primarily attributable to growth in NSF/overdraft fees associated with a revised fee structure implemented in mid-2004 and implementation of improved processing efficiencies in late 2004. The increase in deposit service charge fees in 2003 was primarily attributable to growth in NSF/overdraft fees associated with a new overdraft protection program implemented in late 2002.

Data processing revenues increased $225,000, or 9.4%, in 2004 versus an increase of $397,000, or 19.8%, in 2003. The data processing center provides computer services to both financial and non-financial clients in North Florida and South Georgia. The increase in 2004 was driven by an increase in revenues from financial clients. The Company currently provides data processing services for six financial clients and contract processing services for six non-financial clients. In 2004, processing revenues for financial clients increased 16.6% and represented 66.3% of total processing revenues. Processing revenues for non-financial clients decreased 8.7% in 2004 due to slightly lower processing volume for one government client. In 2003, processing revenues for financial clients represented 60.7% of total processing revenues. The increase in processing revenues for 2003 was due to higher revenues from both financial clients and government contract processing.

In 2004, asset management fees increased $1.4 million, or 51.2%, versus an increase of $129,000, or 5.1%, in 2003. At year-end 2004, assets under management totaled $653.0 million, reflecting growth of $249.0 million, or 61.6% over 2003. This growth is due to the purchase of $208 million in trust and investment management accounts from Synovus Trust Company in connection with the Quincy State Bank acquisition, growth in new business, and increased fee revenues from managed accounts due to improved asset returns. At year-end 2003, assets under management totaled $404 million, reflecting growth of $61.0 million, or 17.8% over 2002.

The Company continues to be among the leaders in the production of residential mortgage loans in many of its markets. In 2004, mortgage banking revenues decreased $2.9 million, or 47.3%, compared to an increase of $588,000, or 10.7% in 2003. The decrease in 2004 was due to a decline in fixed rate mortgage production that was affected by a general slow-down in residential lending markets. The Company generally sells all fixed rate residential loan production into the secondary market. Management expects 2005 mortgage banking revenues to remain near the levels experienced in 2004. The increase in revenue in 2003 was due to a high level of fixed rate mortgage production driven by a historically low interest rate environment. The level of interest rates, origination volume and percent of fixed rate production have significant impacts on the Company's mortgage banking revenues.

Other noninterest income increased $1.5 million, or 10.2%, in 2004 versus an increase of $1.2 million, or 8.7% in 2003. The increase in 2004 was attributable primarily to an increase in merchant service fee income, retail brokerage fees, and miscellaneous income. Merchant service fee income increased $572,000, or 12.5%, due to increased transaction volume and was partially offset with higher interchange service fees, which is reflected in noninterest expense. Retail brokerage fees increased $189,000, or 15.6% due to increased commission fees driven by higher trade volume and the number of accounts. Miscellaneous income increased $592,000 due primarily to one-time gains realized from the sale of two parcels of other real estate. The 2003 increase in noninterest income was attributable primarily to higher merchant service fees and miscellaneous recoveries.

Noninterest income as a percent of average assets increased to 2.52% in 2004, compared to 2.32% in 2003, and 2.09% in 2002, driven primarily by the one-time gain on sale of the credit card portfolio, higher deposit service charge fees, and asset management fees.

Noninterest Expense

Noninterest expense for 2004 was $89.2 million, an increase of $9.5 million, or 11.9%, over 2003, compared with an increase of $1.0 million, or 1.3%, in 2003. Factors impacting the Company's noninterest expense during 2004 and 2003 are discussed below.

The Company's aggregate compensation expense in 2004 totaled $44.3 million, an increase of $3.9 million, or 9.6%, over 2003. The increase is primarily attributable to higher associate salary expense, higher performance-based compensation, increased pension costs, and higher healthcare insurance premiums. The increase in associate salary expense reflects normal merit and market based increases, the integration of two acquired banks, and higher performance-based compensation, which is primarily reflective of higher incentive payments to loan production associates. The higher pension cost is a result of an increase in the number of plan participants, slightly lower than expected return on plan assets, and use of a slightly lower discount rate. Pension costs in 2005 are expected to be higher due to the increase in the number of plan participants associated with the two acquisitions during the year. Healthcare premiums are expected to continue to increase due to additional participants and rising costs from healthcare providers. In 2003, aggregate compensation increased $250,000, or .62%, over 2002. The increase was primarily attributable to higher pension costs, healthcare insurance premiums, and stock based compensation, partially offset by higher deferred loan costs, which is accounted for as a reduction to associate salary expense.

Occupancy expense (including furniture, fixtures and equipment) increased by $1.7 million, or 12.0%, in 2004, compared to $416,000, or 3.1% in 2003.
The increase in 2004 was primarily due to higher expense for utilities, property taxes, depreciation, and premises rental attributable to the increase in banking offices. The increase in 2003 was primarily due to higher furniture/fixture, utility, and building depreciation expenses associated with the addition of four new banking offices.

Other noninterest expense increased $4.0 million, or 15.6%, in 2004, compared to $360,000, or 1.4%, in 2003. The increase in 2004 was attributable primarily to: (1) higher professional fees of $940,000; (2) higher director fees of $101,000; (3) higher advertising expense of $742,000; (4) increased interchange service fees of $560,000; (5) higher contribution expense of $132,000; (6) higher telephone expense of $176,000;
(7) higher intangible amortization expense of $583,000; and (8) higher merger expenses of $550,000. The increase in professional fees is primarily reflective of the cost of Sarbanes-Oxley Section 404 compliance and testing work. The increase in director fees is reflective of an increase in the number of directors, higher fee structure, and number of committees and meetings. Higher advertising expense is due to an increased level of marketing initiatives aimed at supporting two new acquisitions during the year and an increased level of product and market support activities. The increase in interchange service fees is reflective of increased merchant card processing volume, and was offset by higher merchant service fees reflected in other income. The increase in contribution expense is due primarily to an increase in contributions made to local non-profit scholarship funding organizations. The increase in telephone, intangible amortization, and merger expenses were due to the integration of two acquisitions during the year.

The increase in 2003 was attributable to: (1) higher legal costs of $106,000 primarily resulting from corporate governance compliance work associated with the Sarbanes-Oxley Act; (2) increased processing expenses of $272,000 associated with implementation of new database systems in human resources, and custom programming work performed by the bank's core processing system vendor to facilitate the implementation of new applications (platform automation and home banking); and (3) increased interchange service fees of $717,000 associated with higher merchant card processing volume. These increases were partially offset with approximately $617,000 lower expense for legal reserves, and lower seminar/education expense of $123,000.

The net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of average assets) was 1.71% in 2004 compared to 1.91% in 2003, and 2.27% in 2002. The Company's efficiency ratio (expressed as noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 61.6%, 62.0%, and 63.0% in 2004, 2003 and 2002, respectively. Excluding the affect of the one-time gain realized from the sale of the credit card portfolio, the above mentioned metrics adjust to and 2.07% and 64.9%, respectively, for 2004.

Income Taxes

The consolidated provision for federal and state income taxes was $15.9 million in 2004, compared to $13.6 million in 2003, and $12.7 million in 2002. The increase in each of the three respective years was due to higher taxable income and lower tax exempt income.

The effective tax rate was 35.1% in 2004, 35.0% in 2003, and 35.5% in 2002. These rates differ from the combined federal and state statutory tax rates due primarily to tax-exempt income. The decrease in the effective tax rate in 2003 was due to an adjustment in federal income tax expense in the amount of $500,000 made during the fourth quarter of 2003. Following an IRS examination in 2003, the Company performed an evaluation of all its tax accounts. Upon completion of the analysis, the Company adjusted certain tax accounts to more appropriately reflect its current and deferred assets and liabilities.

FINANCIAL CONDITION

The Company's 2004 balance sheet reflects growth from within its existing markets plus the integration of two acquisitions during the year. Average assets totaled $2.0 billion, an increase of $201.9 million, or 11.2%, in 2004 versus the comparable period in 2003. Average earning assets for 2004 were $1.8 billion, representing an increase of $165.2 million, or 10.2%, over 2003. Loan growth, in existing markets and from acquisitions, fueled the earning asset increase in 2004 as average loans increased $220.7 million, or 16.7%. Partially offsetting the increase was a decrease in average funds sold of $53.4 million, or 44.2% and a slight decline in investment securities of $2.1 million, or 1.1%. Funding of 2004 earning asset growth is discussed in more detail under the section entitled "Liquidity".

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, while Table 4 highlights the changing mix of the Company's earning assets over the last three years.

Loans

Average loans increased $220.7 million, or 16.7%, over the comparable period in 2003. Loans as a percent of average earning assets increased to 86.0% for the year, compared to 81.1% for 2003. Loan growth occurred in all loan categories during the year as noted in Table 4 below. Approximately $103.2 million, or 46.8% of the growth in average loans was from loan production in existing markets, and approximately $117.5 million, or 53.2% was from acquisitions.

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



Table 4
SOURCES OF EARNING ASSET GROWTH
                                                                      Components
                                           2003 to  Percentage  of Average Earning Assets
                                            2004     of Total   -------------------------
(Average Balances - Dollars in Thousands)  Change     Change       2004   2003   2002
----------------------------------------------------------------------------------------
Loans:
  Commercial, Financial
    and Agricultural                      $ 35,032     21.2%       10.3%   9.2%   8.6%
  Real Estate - Construction                19,291     11.7         6.2    5.5    5.3
  Real Estate - Commercial Mortgage        109,503     66.3        27.3   23.4   20.7
  Real Estate - Residential                 48,529     29.4        29.1   29.1   32.6
  Consumer                                   8,309      5.0        13.1   13.9   13.5
                                          --------    -----       -----  -----  -----
    Total Loans                            220,664    133.6        86.0   81.1   80.7
                                          --------    -----       -----  -----  -----

Securities:
  Taxable                                    7,301      4.4         7.4    7.7    8.8
  Tax-Exempt                                (9,408)    (5.7)        2.9    3.8    4.4
                                          --------    -----       -----  -----  -----
    Total Securities                        (2,107)    (1.3)       10.3   11.5   13.2
                                          --------    -----       -----  -----  -----

Funds Sold                                 (53,394)   (32.3)        3.7    7.4    6.1
                                          --------    -----       -----  -----  -----

      Total Earning Assets                $165,163    100.0%      100.0% 100.0% 100.0%
                                          ========    =====       =====  =====  =====




The Company's average loan-to-deposit ratio increased to 96.2% in 2004 from 92.1% in 2003. This compares to an average loan-to-deposit ratio in 2002 of 88.1%. The higher average loan-to-deposit ratio in 2004 primarily reflects higher loan growth as discussed above.

Real estate loans, combined, represented 76.1% of total loans at December 31, 2004, versus 70.7% in 2003. This increase is reflective of increases in all real estate loan categories as noted above. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of the Company's loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays the Company's total loan portfolio as of December 31, 2004, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 36.6% as of December 31, 2004, versus 32.5% at December 31, 2003. The increase from 2003 is reflective of the integration of loans acquired from Farmers and Merchants Bank of Dublin, which maintained a high number of fixed rate loans with one to three year stated maturities.


Table 5
LOANS BY CATEGORY
                                                As of December 31,
                            ----------------------------------------------------------
(Dollars in Thousands)          2004        2003        2002       2001        2000
--------------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural              $  206,474  $  160,048  $  141,459  $  128,480  $  108,340
Real Estate - Construction     140,190      89,149      91,110      72,778      84,133
Real Estate - Commercial
  Mortgage                     655,426     391,250     356,807     302,239     231,099
Real Estate - Residential      600,375     467,790     474,069     530,546     444,489
Consumer                       226,360     233,395     221,776     209,308     183,771
                            ----------  ----------  ----------  ----------  ----------
    Total Loans, Net of
      Unearned Interest     $1,828,825  $1,341,632  $1,285,221  $1,243,351  $1,051,832
                            ==========  ==========  ==========  ==========  ==========

Table 6
LOAN MATURITIES
                                                Maturity Periods
                                ------------------------------------------------
                                            Over One       Over
                                One Year     Through       Five
(Dollars in Thousands)          or Less    Five Years      Years         Total
--------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                 $ 92,626     $ 89,045     $ 24,802     $  206,474
Real Estate                     338,244      287,113      770,634      1,395,991
Consumer(1)                      37,436      183,657        5,267        226,360
                               --------     --------     --------     ----------
    Total                      $468,306     $559,816     $800,703     $1,828,825
                               ========     ========     ========     ==========

Loans with Fixed Rates         $336,290     $311,011     $ 21,637     $  668,938
Loans with Floating or
  Adjustable Rates              132,016      248,805      779,066      1,159,887
                               --------     --------     --------     ----------
    Total                      $468,306     $559,816     $800,703     $1,828,825
                               ========     ========     ========     ==========

(1)  Demand loans and overdrafts are reported in the category of one year or less.



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

Once specific reserves have been assigned to impaired loans, general reserves are assigned to the remaining portfolio. General reserves are assigned to commercial purpose loans exceeding $100,000 that are not impaired. Finally, general reserves are assigned to large groups of smaller-balance homogenous loans, including commercial purpose loans less than $100,000 which are not deemed to be impaired, consumer loans, and residential mortgage loans.

Large commercial purpose loans exhibiting specific weaknesses are detailed in a monthly Problem Loan Report. These loans are divided into seven different pools based on various risk characteristics and the underlying value of collateral taken to secure specific loans within the pools. These classified loans are monitored for changes in risk ratings that are assigned based on the Bank's Asset Classification Policy, and for the ultimate disposition of the loan. The ultimate disposition may include upgrades in risk ratings, payoff of the loan, or charge-off of the loan. This migration analysis results in a charge-off ratio by loan pool of classified loans that is applied to the balance of the pool to determine general reserves for specifically identified pools of problem loans. This charge-off ratio is adjusted for various environmental factors including past due and nonperforming trends in the loan portfolio, the micro-and macro-economic outlook, and credit administration practices as determined by independent parties.

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




Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                             For the Years Ended December 31,
                                    -----------------------------------------------
(Dollars in Thousands)                2004     2003      2002      2001      2000
-----------------------------------------------------------------------------------
Balance at Beginning of Year        $12,429   $12,495   $12,096   $10,564   $ 9,929
Acquired Reserves                     5,713         -         -     1,206         -
Reserve Reversal(1)                    (800)        -         -         -         -

Charge-Offs:
Commercial, Financial
  and Agricultural                      873       426       818       483       626
Real Estate - Construction                -         -         -         -         7
Real Estate - Mortgage                   48        91         -        32         -
Real Estate - Residential               191       228       175       159       168
Consumer                              3,946     3,794     3,279     3,976     2,387
                                    -------   -------   -------   -------   -------
    Total Charge-Offs                 5,058     4,539     4,272     4,650     3,188
                                    -------   -------   -------   -------   -------

Recoveries:
Commercial, Financial
  and Agricultural                       81       142       136        44        52
Real Estate - Construction                -         -         -         -        11
Real Estate - Mortgage                   14         -        20        65        73
Real Estate - Residential               188        18        37       116        54
Consumer                              1,329       877     1,181       768       513
                                    -------   -------   -------   -------   -------
    Total Recoveries                  1,612     1,037     1,374       993       703
                                    -------   -------   -------   -------   -------

Net Charge-Offs                       3,446     3,502     2,898     3,657     2,485
                                    -------   -------   -------   -------   -------

Provision for Loan Losses             2,141     3,436     3,297     3,983     3,120
                                    -------   -------   -------   -------   -------

Balance at End of Year              $16,037   $12,429   $12,495   $12,096   $10,564
                                    =======   =======   =======   =======   =======

Ratio of Net Charge-Offs
  to Average Loans Outstanding         .22%      .27%      .23%      .31%      .25%
                                    =======   =======   =======   =======   =======

Allowance for Loan Losses as a
  Percent of Loans at End of Year      .88%      .93%      .97%      .97%     1.00%
                                    =======   =======   =======   =======   =======

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         4.65x     3.55x     4.31x     3.31x     4.25x
                                    =======   =======   =======   =======   =======

(1) Reflects recapture of reserves allocated to the credit card portfolio, which was sold in August 2004.



The allowance for loan losses at December 31, 2004 of $16.0 million compares to $12.4 million at year-end 2003. The allowance as a percent of total loans was 0.88% in 2004 and 0.93% in 2003. The allowance for loan losses as a percentage of loans reflects management's current estimation of the credit quality of the Company's loan portfolio. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at December 31, 2004 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed. The greatest losses experienced by the Company have historically occurred in the consumer loan portfolio, including credit cards. As such, the greatest amount of the allowance has been allocated to consumer loans despite its relatively small balance. The credit card portfolio was sold in 2004, thus the allowance amount allocated to consumer loans declined noticeably as of December 31, 2004. Compared to December 31, 2003, the increase in reserve allocated to commercial real estate mortgage loans is reflective of the large increase in this category due to loans acquired from Farmers and Merchants Bank of Dublin. Management has implemented credit risk management procedures to closely monitor all segments of its loan portfolio, including the ongoing review of the delivery, underwriting and collection practices to reduce loan losses.




Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                             2004                2003                2002               2001               2000
                        ---------------------------------------------------------------------------------------------
                                Percent             Percent            Percent            Percent            Percent
                                of Loans            of Loans           of Loans           of Loans           of Loans
                                in Each             in Each            in Each            in Each            in Each
                        Allow-  Category    Allow-  Category   Allow-  Category   Allow-  Category   Allow-  Category
                         ance   To Total     ance   To Total    ance   To Total    ance   To Total    ance   To Total
(Dollars in Thousands)  Amount   Loans      Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
---------------------------------------------------------------------------------------------------------------------
Commercial, Financial
and Agricultural        $ 4,341   11.3%    $ 2,824   11.9%    $ 2,740   11.0%    $ 3,257   10.3%    $ 1,423   10.3%
Real Estate:
  Construction              578    7.7         313    6.6         348    7.1         600    5.9         424    8.0
  Commercial Mortgage     6,296   35.8       2,831   29.2       2,559   27.8       3,098   24.3       3,157   22.0
  Residential               705   32.8         853   34.9       1,021   36.9         947   42.7         922   42.3
Consumer                  2,966   12.4       4,169   17.4       4,210   17.2       4,194   16.8       3,423   17.4
Not Allocated             1,151      -       1,439      -       1,617      -           -      -       1,215      -
                        -------  -----     -------  -----     -------  -----     -------  -----     -------  -----
    Total               $16,037  100.0%    $12,429  100.0%    $12,495  100.0%    $12,096  100.0%    $10,564  100.0%


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

The Company's nonperforming loans increased $2.3 million, or 98.1% from a level of $2.3 million at December 31, 2003, to $4.6 million at December 31, 2004. The increase from 2003 is primarily reflective of one large commercial real estate loan added to nonaccrual status in the amount of $2.1 million. During 2004 loans totaling approximately $7.8 million were added, while loans totaling $5.5 million were removed from nonaccruing status. Of the $5.5 million removed, $2.4 million consisted of principal reductions and loan payoffs, $811,000 represented loans transferred to other real estate, $2.0 million consisted of loans brought current and returned to an accrual status, and $284,000 was charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses. The majority (76%) of the Company's net charge-offs in 2004 were in the consumer portfolio where loans are charged off based on past due status and are not recorded as nonaccruing loans.

All nonaccrual loans exceeding $25,000 not secured by 1-4 family residential properties are reviewed quarterly for impairment. A loan is considered impaired when the full collection of principal and interest in accordance with the contractual terms is in doubt. When a loan is considered impaired, it is reviewed for exposure to credit loss. If credit loss is probable, a specific reserve is allocated to absorb the anticipated loss. The Company had $3.7 million in loans considered impaired at December 31, 2004. The anticipated loss in those impaired loans is $313,000.



Table 9
RISK ELEMENT ASSETS
                                                 As of December 31,
                                  -----------------------------------------------
(Dollars in Thousands)              2004     2003      2002      2001      2000
---------------------------------------------------------------------------------
Nonaccruing Loans                 $ 4,646   $ 2,346   $ 2,510   $ 2,414   $ 2,919
Restructured                            -         -         -        20        19
                                  -------   -------   -------   -------   -------
    Total Nonperforming Loans       4,646     2,346     2,510     2,434     2,938
Other Real Estate                     625     4,955     1,333     1,506       971
                                  -------   -------   -------   -------   -------
    Total Nonperforming Assets    $ 5,271   $ 7,301   $ 3,843   $ 3,940   $ 3,909
                                  =======   =======   =======   =======   =======

Past Due 90 Days or More          $   605   $   328   $ 2,453   $ 1,065   $ 1,102
                                  =======   =======   =======   =======   =======

Nonperforming Loans/Loans            .25%      .17%      .20%      .20%      .28%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Loans
  Plus Other Real Estate             .29%      .54%      .30%      .32%      .37%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Capital(1)     1.93%     3.39%     1.93%     2.14%     2.47%
                                  =======   =======   =======   =======   =======
Allowance/Nonperforming Loans     345.18%   529.80%   497.72%   496.96%   359.57%
                                  =======   =======   =======   =======   =======

(1) For computation of this percentage, "capital" refers to shareowners' equity plus the allowance for loan losses.



Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $189,000 higher for the year ended December 31, 2004.

Other real estate totaled $625,000 at December 31, 2004, versus $5.0 million at December 31, 2003. This category includes property owned by Capital City Bank that was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 2004, the Company added properties totaling $1.4 million, and partially or completely liquidated properties totaling $5.7 million, resulting in a net decrease in other real estate of approximately $4.3 million. The majority of the decrease is due to the resolution of a large commercial real estate loan in the amount of $3.9 million during the first quarter of 2004.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $7.1 million at December 31, 2004.

Loans past due 90 days or more totaled $605,000 at year-end, up from $328,000 at the previous year-end. This is primarily the result of the addition of several smaller consumer loans.

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

While the Company has a majority of its loans (76.3%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2004, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 35.8% and 32.8% of the loan portfolio, respectively.

The real estate portfolio, while subject to cyclical pressures, is not typically speculative in nature and is originated at amounts that are within or below regulatory guidelines for collateral values. Management anticipates no significant reduction in the percentage of real estate loans to total loans outstanding.

Management is continually analyzing its loan portfolio in an effort to identify and resolve its problem assets as quickly and efficiently as possible. As of December 31, 2004, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 2004, the Company's average investment portfolio decreased $2.1 million, or 1.1%, from 2003 and $18.9 million, or 9.2%, from 2003 to 2002. As a percentage of average earning assets, the investment portfolio represented 10.3% in 2004, compared to 11.4% in 2003. In 2004, the decline was due to maturities in the portfolio partially offset by the addition of $75.6 million in investment securities obtained in the two acquisitions. In 2003, the decline in the portfolio was attributable to the maturities of investment securities in most categories, which in anticipation of future loan growth, were only partially replaced during the period. Throughout 2005, the Company will closely monitor liquidity levels to determine if the Company should purchase additional investments.

In 2004, average taxable investments increased $7.3 million, or 5.9%, primarily as a result of the acquisitions, while tax-exempt investments decreased $9.4 million, or 15.3%. Although the Tax Reform Act of 1986 significantly reduced the tax benefits associated with tax-exempt securities, management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and the Company can do so without adversely impacting its tax position. As of December 31, 2004, the Company may purchase additional tax-exempt securities without adverse tax consequences.

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of December 31, 2004, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing its liquidity and interest rate sensitivity without adversely impacting its regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded, net of tax, in the accumulated other comprehensive (loss) income component of shareowners' equity. At December 31, 2004, shareowners' equity included a net unrealized loss of $0.4 million, compared to a gain of $1.4 million at December 31, 2003. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore the Company does not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2004 and 2003, was
1.63 and 0.90 years, respectively. See Table 10 for a breakdown of maturities by portfolio.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2004 was 3.38%, versus 2.69% in 2003. The increase in yield was due to acquisitions and purchases of securities made throughout the year in a higher interest rate environment. The quality of the municipal portfolio at year-end is depicted on page 40. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 2004.

Table 10 and Note 3 in the Notes to Consolidated Financial Statements present a detailed analysis of the Company's investment securities as to type, maturity and yield.



Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                       As of December 31,
                                     -------------------------------------------------------------------------------------
                                                 2004                        2003                         2002
                                     -------------------------------------------------------------------------------------
                                                       Weighted(1)                  Weighted(1)                  Weighted(1)
                                     Amortized  Market  Average   Amortized  Market  Average   Amortized  Market  Average
(Dollars in Thousands)                 Cost     Value    Yield      Cost     Value    Yield      Cost     Value    Yield
--------------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENTS
  Due in 1 year or less              $ 48,553  $ 48,327   2.08%   $ 82,654  $ 82,749   1.26%   $ 27,037  $ 27,651   4.57%
  Due over 1 year through 5 years      66,863    66,204   2.38      22,706    22,848   2.04      34,476    34,751   3.09
  Due over 5 years through 10 years     7,684     7,589   3.75           -         -      -           -         -      -
  Due over 10 years                         -         -                  -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                             123,100   122,120   2.35     105,360   105,597   1.43      61,513    62,402   3.74

STATE & POLITICAL SUBDIVISIONS
  Due in 1 year or less                27,916    28,090   5.94      19,018    19,205   4.18       5,193     5,251   5.48
  Due over 1 year through 5 years      21,076    21,200   4.56      36,046    37,337   4.47      56,724    59,264   5.96
  Due over 5 years through 10 years       897       916   5.36         577       610   4.36         928       960   6.41
  Due over 10 years                         -         -      -           -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              49,889    50,206   5.35      55,641    57,152   4.37      62,845    65,475   5.93

MORTGAGE-BACKED SECURITIES(2)
  Due in 1 year or less                   489       493   5.13         356       361   5.12      10,593    10,707   4.66
  Due over 1 year through 5 years      22,719    22,839   3.96      11,167    11,586   5.29      24,048    25,112   5.61
  Due over 5 years through 10 years     3,085     3,068   4.83          95        98   3.26         109       111   4.27
  Due over 10 years                         -         -      -           -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              26,293    26,400   4.09      11,618    12,045   5.27      34,750    35,930   5.31

OTHER SECURITIES
  Due in 1 year or less                     -         -      -       1,003     1,016   6.18       8,515     8,693   5.42
  Due over 1 year through 5 years           -         -      -           -         -      -       1,016     1,065   6.18
  Due over 5 years through 10 years         -         -      -           2         2      -         127       127   4.45
  Due over 10 years(3)                 11,514    11,514   4.31       5,922     5,922   3.89       6,623     6,623   5.12
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              11,514    11,514   4.31       6,927     6,940   4.22      16,281    16,508   5.34

TOTAL INVESTMENT SECURITIES          $210,796  $210,240   3.38%   $179,546  $181,734   2.69%   $175,389  $180,315   4.98%
                                     ========  ========   ====    ========  ========   ====    ========  ========   ====

(1) Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2) Based on weighted average life.

(3) Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.



AVERAGE MATURITY
                                            As of December 31,
                                      ------------------------------
(In Years)                             2004        2003        2002
--------------------------------------------------------------------
U.S. Governments                       1.54         .73         .75
States and Political Subdivisions      1.32        1.23        1.99
Mortgage-Backed Securities             2.67        1.56        1.60
Other Securities                          -         .30         .75
                                       ----        ----        ----
    TOTAL                              1.63         .90        1.32
                                       ====        ====        ====


MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)

Moody's Rating    Amortized Cost    Percentage
----------------------------------------------
AAA                  $37,624          75.42%
AA-1                   1,850           3.71
AA-2                   1,111           2.23
AA-3                   1,305           2.62
A-1                      374           0.74
A-2                      227           0.45
Not Rated(1)           7,398          14.83
                     -------         ------
    Total            $49,889         100.00%

(1) All of the securities not rated by Moody's are rated "A-" or higher by S&P.



Deposits and Funds Purchased

Average total deposits of $1.6 billion in 2004 increased $167.4 million, or 11.7% from the prior year. Deposit growth for the year was driven primarily by the integration of deposits from two bank acquisitions. All deposit categories grew, with a majority of the growth being realized in noninterest bearing deposits, thus creating a favorable shift in deposit mix and positive impact on the Bank's cost of funds. Average noninterest bearing deposits as a percent of average total deposits improved from 28.6% in 2003 to 30.6% in 2004. This was primarily a result of the high level of core deposits retained from the two acquisitions during 2004, and the relatively low level of interest rates.

Table 2 provides an analysis of the Company's average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in the Company's deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and other borrowings, increased $692,000, or .68%. The slight increase is attributable to a $7.5 million increase in federal funds purchased and $4.8 million increase in repurchase agreement balances offset by a $13.0 million decrease in Federal Home Loan Bank advances. See Note 9 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.



Table 11
SOURCES OF DEPOSIT GROWTH
                                                                    Components of
                                           2003 to  Percentage      Total Deposits
                                            2004     of Total   ----------------------
(Average Balances - Dollars in Thousands)  Change     Change     2004    2003    2002
--------------------------------------------------------------------------------------
Noninterest Bearing Deposits              $ 80,116     47.9%     30.6%   28.6%   25.3%
NOW Accounts                                28,333     16.9      18.3    18.4    17.0
Money Market Accounts                       12,211      7.3      14.3    15.1    15.7
Savings                                     20,445     12.2       8.1     7.7     7.4
Time Deposits                               26,288     15.7      28.7    30.2    34.7
                                          --------    -----     -----   -----   -----
    Total Deposits                        $167,393    100.0%    100.0%  100.0%  100.0%
                                          =======     =====     =====   =====   =====



Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

                                           December 31, 2004
                               -----------------------------------------
(Dollars in Thousands)          Time Certificates of Deposit    Percent
------------------------------------------------------------------------
Three months or less                    $ 57,337                 34.38%
Over three through six months             35,816                 21.48
Over six through twelve months            44,719                 26.82
Over twelve months                        28,889                 17.32
                                        --------                ------
    Total                               $166,761                100.00%
                                        ========                ======


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

The Company ended 2004 with approximately $75 million in liquidity, a decline of approximately $50.0 million from the previous year-end. The decline was primarily the result of loan growth and funding of acquisitions. Management expects liquidity to continue to decline throughout 2005 as the Company funds future loan growth.

The Company intends to borrow approximately $31.0 million to fund the cash portion of the consideration paid for the acquisition of First National Bank of Alachua. Management expects to use a mixture of debt and stock to fund future acquisition opportunities.

The Company has the ability to draw on a Revolving Credit Note, due on October 15, 2007. Interest is payable quarterly at LIBOR plus an applicable margin on advances. The revolving credit is unsecured. The existing loan agreement contains certain financial covenants that must be maintained by the Company. At December 31, 2004, the Company was in compliance with all of the terms of the agreement and had $36.0 million available under a $36.0 million line of credit facility. Effective January 1, 2005, in accordance with the terms of the agreement which was executed on October 15, 2004, the amount available under the facility will be reduced from $36.0 million to $25.0 million.

At December 31, 2004, the Company had $68.5 million in long-term borrowings outstanding to the Federal Home Loan Bank of Atlanta. The debt consists of 36 loans. The interest rates are fixed and the weighted average rate at December 31, 2004 was 4.29%. Required annual principal reductions approximate $2.3 million, with the remaining balances due at maturity ranging from 2006 to 2024. During 2004, the Company reclassified $16.0 million, consisting of an advance from the Federal Home Loan Bank of Atlanta ("FHLB"), from long-term to short-term borrowings. The Company also obtained a $20.0 million advance from the FHLB with a fixed rate of 2.93%
and a maturity of September 2006.   Additions to long-term borrowings also
consists of $9.7 million primarily used to match-fund longer-term, fixed rate loan products, which management elected not to fund internally due to asset/liability management considerations. The remaining increase was attributable to FHLB debt assumed from the bank acquisitions in 2004. The debt is secured by 1-4 family residential mortgage loans and selected investment securities from the portfolio. See Note 10 in the Notes to Consolidated Financial Statements for additional information on these borrowings.

The Company issued a $30.9 million junior subordinated deferrable interest note in November 2004 to a wholly owned Delaware statutory trust, Capital City Bank Group Capital Trust I ("CCBG Capital Trust I"). See Note 10 in the Notes to Consolidated Financial Statements for additional information on this borrowing. Interest payments are due quarterly at a fixed rate of 5.71% for five years, then adjustable annually to LIBOR plus a margin of 1.90%. The note matures on December 31, 2034. The proceeds of the borrowing were used to partially fund the Farmers and Merchants Bank of Dublin acquisition.

It is anticipated that capital expenditures will approximate $10 million over the next twelve months. These capital expenditures are expected to consist primarily of several new offices in existing markets, office equipment and furniture, and technology purchases. Management believes these capital expenditures can be funded internally without impairing the Company's ability to meet its on-going obligations.



Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2004.

                                            Payments Due By Period
                                      ----------------------------------------------
                                      1 Year    1 - 3     4 - 5    After
(Dollars in Thousands)               or Less    Years     Years   5 Years    Total
------------------------------------------------------------------------------------
Federal Home Loan Bank Advances      $18,306   $32,599   $5,325   $28 216   $ 84,446
Subordinated Note Payable                  -         -        -    30,928     30,928
Operating Lease Obligations            1,319     3,372    2,110     6,127     12,928
                                     -------   ------    ------   -------   --------
Total Contractual Cash Obligations   $19,625   $36,042   $7,435   $65,271   $128,302
                                     =======   =======   ======   =======   ========



Capital

The Company continues to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 10.86%, 10.98%, and 10.22%, in 2004, 2003, and 2002, respectively.

The Company is subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. As of December 31, 2004, the Company exceeded these capital guidelines with a total risk-based capital ratio of 12.33% and a Tier 1 ratio of 11.44%, compared to 13.79% and 12.88%, respectively, in 2003. As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I are included as Tier 1 capital in the Company's capital calculations previously noted. See Note 10 in the Notes to Consolidated Financial Statements for additional information on the trust preferred security offering. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to the Company's capital adequacy.

A tangible leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2004, the Company had a leverage ratio of 8.79% compared to 9.51% in 2003.

Shareowners' equity as of December 31, for each of the last three years is presented below:

Shareowners' Equity


(Dollars in Thousands)                  2004          2003          2002
--------------------------------------------------------------------------
Common Stock                          $    142      $    132      $    132
Additional Paid-in Capital              52,363        16,157        14,691
Retained Earnings                      204,648       185,134       168,587
                                      --------      --------      --------
  Subtotal                             257,153       201,423       183,410
                                      --------      --------      --------
Accumulated Other Comprehensive
  (Loss) Income, Net of Tax               (353)        1,386         3,121
                                      --------      --------      --------
Total Shareowners' Equity             $256,800      $202,809      $186,531
                                      ========      ========      ========


At December 31, 2004, the Company's common stock had a book value of $18.13 per diluted share compared to $15.27 in 2003. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2004, the net unrealized loss was $353,000 compared to a net unrealized gain in 2003 of $1.4 million. The decrease in unrealized gain is a result of changes in the portfolio due to securities which have matured or been called and an increase in interest rates.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. The Company acquired 155,775 shares during 2002 and 267,500 shares during 2001. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. From March 30, 2000 through February 28, 2005, the Company repurchased a total of 572,707 shares at an average purchase price of $19.18 per share.

The Company offers an Associate Incentive Plan under which certain associates are eligible to earn shares of CCBG stock based upon achieving established performance goals. In 2004, the Company issued 37,381 shares, valued at approximately $1.6 million under this plan.

The Company also offers stock purchase plans, whereby employees and directors may purchase shares at a 10% discount. In 2004, 27,425 shares, valued at approximately $991,000, were issued under these plans.

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

Dividends declared and paid totaled $.730 per share in 2004. For the first through third quarters of 2004 the Company declared a dividend of $.180 per share. The dividend was raised 6.0% in the fourth quarter of 2004 from $.180 per share to $.190 per share. The Company declared dividends of $.656 per share in 2003 and $.502 per share in 2002. The dividend payout ratio was 33.42%, 34.51%, and 28.87% for 2004, 2003 and 2002, respectively.
Total cash dividends declared per share in 2004 represented an 11.3% increase over 2003. All share and per share data has been adjusted to reflect the five-for-four stock dividend paid on June 13, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At December 31, 2004, the Company had $407.3 million in commitments to extend credit and $17.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the Federal Home Loan Bank, investment security maturities and the Company's revolving credit facility provide a sufficient source of funds to meet these commitments.

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

Intangible Assets: Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The

Company performs an impairment review on an annual basis to determine if there has been impairment of its goodwill. The Company has determined that no impairment existed at December 31, 2004. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on the Company's reported results.

Core deposit assets represent the premium the Company paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 7-10 years. Generally, core deposits refer to nonpublic, nonmaturing deposits including noninterest-bearing deposits, NOW, money market and savings. The Company makes certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates may materially affect reported earnings.

Pension Assumptions: The Company has a trusteed defined benefit pension plan for the benefit of substantially all associates of the Company. The Company's funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as "Salaries and Associate Benefits", is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching anticipated Retirement Plan cash flows for a 30-year period to long-term corporate Aa-rated bonds and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized in 2004 was 6.25%. The estimated impact to 2004 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease of approximately $208,000 and an increase of approximately $217,000, respectively. The discount rate to be used in 2005 will be 6.00%.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized in 2004 was 8.00%. The estimated impact to pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $83,000 decrease or increase, respectively. The rate of return on plan assets for 2005 will be 8.0%.

The assumed rate of annual compensation increases (5.50% in 2004) is based on expected trends in salaries and the employee base. This assumption is not expected to change materially in 2005.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" (Revised). SFAS 123R establishes standards for the accounting for transactions in which an entity
(i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Company adopted the accounting standards set forth in SFAS No. 123 in 2003 and has accordingly expensed stock-based compensation for 2003 and 2004. See
Note 1 - Accounting Policies.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirement in its consolidated financial statements for the year ended December 31, 2003. The recognition and impairment provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of the FASB Staff Position (FSP) to provide additional implementation guidance. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment the Company will recognize, if any, will be dependent on market conditions and management's intent and ability at the time of the evaluation to hold investments with unrealized losses until a forecasted recovery in the fair value up to and beyond the adjusted cost.

In December 2003, the FASB issued Interpretation No. 46 ("FIN46") (revised December 2003 ("FIN46R")), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FIN46, which was issued in January 2003. FIN46R applies immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN46 in previously issued financial statements. The Company has adopted FIN 46R in connection with its consolidated financial statements for the year ended December 31, 2004. The implementation of FIN 46R requires the Company to not consolidate its investment in CCBG Capital Trust I because the Company is not the primary beneficiary.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for loan losses.
SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses.
SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. Loans acquired in future acquisitions will be impacted by the adoption of this pronouncement.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table 14. This table presents the Company's consolidated interest rate sensitivity position as of year-end 2004 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 14 may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the Company's ability to react to changing interest rates and are discussed in further detail in the section entitled "Results of Operations."




Table 14
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
Other Than Trading Portfolio

                                                                 Maturing or Repricing in:
                                    ----------------------------------------------------------------------------------       Fair
(Dollars in Thousands)                Year 1       Year 2      Year 3      Year 4      Year 5      Beyond      Total        Value
----------------------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed Rate                        $  336,290    $153,445    $ 81,088    $48,491     $27,987     $21,637   $  668,938  $  670,404
    Average Interest Rate                5.90%       7.09%       7.01%      6.83%       6.65%       6.34%        6.42%
  Floating Rate(2)                     888,396     165,277      84,206      7,625       6,245       8,138    1,159,887   1,162,303
    Average Interest Rate                5.02%       6.21%       6.17%      7.08%       7.07%       7.36%        5.32%
Investment Securities:(3)
  Fixed Rate                            83,436      76,818      25,132      9,528       4,342       8,374      207,630     207,630
    Average Interest Rate                2.98%       2.57%       3.75%      3.23%       3.54%       3.25%        2.96%
  Floating Rate                          2,610           -           -          -           -           -        2,610       2,610
    Average Interest Rate                4.37%           -           -          -           -           -        4.37%
Other Earning Assets:
  Floating Rate                         74,506           -           -          -           -           -       74,506      74,506
    Average Interest Rate                2.01%           -           -          -           -           -        2.01%
      Total Financial Assets        $1,385,238    $395,540    $190,426    $65,644     $38,574     $38,149   $2,113,571  $2,117,453
          Average Interest Rate          4.95%       5.84%       6.21%      6.33%       6.37%       5.88%        5.32%

Deposits:(4)
  Fixed Rate                        $  452,241    $ 64,554    $ 37,962    $12,563     $ 5,349     $     8   $  572,677  $  535,085
    Average Interest Rate                1.87%       2.64%       3.38%      3.35%       3.19%       2.50%        2.10%
  Floating Rate                        755,218           -           -          -           -           -      755,218     755,218
    Average Interest Rate                0.63%           -           -          -           -           -        0.63%
Other Interest Bearing Liabilities:
  Fixed Rate Debt                        4,476      24,630       3,574      3,318       2,747      29,708       68,453      68,582
    Average Interest Rate                4.26%       3.18%       4.68%      4.80%       4.97%       5.04%        4.29%
  Floating Rate Debt                    93,811           -         346        832       1,025      30,928      126,942     127,093
    Average Interest Rate                1.40%           -       4.91%      3.05%       4.00%       5.71%        1.46%
      Total Financial Liabilities   $1,305,746    $ 89,184    $ 41,882    $16,713     $ 9,121     $60,644   $1,523,290  $1,485,978
          Average Interest Rate          1.13%       2.79%       3.50%      3.62%       3.82%       5.38%        1.41%

(1) Based upon expected cash flows unless otherwise indicated.

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


Item 8. Financial Statements and Supplementary Data

Table 15
QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        2004
                                                  ----------------------------------------------
(Dollars in Thousands, Except Per Share Data)(1)    Fourth      Third       Second      First
------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income                                 $   29,930  $   24,660  $   24,265  $   22,670
  Interest Expense                                     5,634       3,408       3,221       3,178
                                                  ----------  ----------  ----------  ----------
  Net Interest Income                                 24,296      21,252      21,044      19,492
  Provision for Loan Losses                              300         300         580         961
                                                  ----------  ----------  ----------  ----------
  Net Interest Income After
    Provision for Loan Losses                         23,996      20,952      20,464      18,531
  Gain on Sale of Credit Card Portfolio                  324       6,857           -           -
  Noninterest Income                                  11,596      10,864      11,031       9,881
  Conversion/Merger Expense                              436          68           4          42
  Noninterest Expense                                 24,481      21,565      21,597      21,033
                                                  ----------  ----------  ----------  ----------
  Income Before Provision for Income Taxes            10,999      17,040       9,894       7,337
  Provision for Income Taxes                           3,737       6,221       3,451       2,490
                                                  ----------  ----------  ----------  ----------
  Net Income                                      $    7,262  $   10,819  $    6,443  $    4,847
                                                  ==========  ==========  ==========  ==========
  Net Interest Income (FTE)                       $   24,619  $   21,528  $   21,333  $   19,811

Per Common Share:
  Net Income Basic                                $      .51  $      .82  $      .48  $      .37
  Net Income Diluted                                     .51         .82         .48         .37
  Dividends Declared                                    .190        .180        .180        .180
  Diluted Book Value                                   18.13       16.48       15.80       15.54
  Market Price:
    High                                               45.98       41.20       43.15       45.55
    Low                                                37.71       33.33       35.50       39.05
    Close                                              41.80       38.71       39.59       41.25

Selected Average
Balances:
  Loans                                           $1,779,736  $1,524,401  $1,491,142  $1,357,206
  Earning Assets                                   2,066,111   1,734,708   1,721,655   1,634,468
  Assets                                           2,322,870   1,941,372   1,929,485   1,830,496
  Deposits                                         1,853,588   1,545,224   1,538,630   1,457,160
  Shareowners' Equity                                248,773     217,273     210,211     206,395
  Common Equivalent Average Shares:
    Basic                                             13,955      13,283      13,274      13,262
    Diluted                                           13,961      13,287      13,277      13,286

Ratios:
  ROA                                                  1.24%       2.22%       1.34%       1.06%
  ROE                                                 11.61%      19.81%      12.33%       9.45%
  Net Interest Margin (FTE)                            4.75%       4.94%       4.99%       4.88%
  Efficiency Ratio                                    63.85%      52.60%(2)   63.87%      68.06%



                                                                        2003
                                                  ----------------------------------------------
(Dollars in Thousands, Except Per Share Data)(1)    Fourth      Third       Second      First
------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income                                 $   23,022  $   23,484  $   23,997  $   24,327
  Interest Expense                                     3,339       3,506       3,894       4,100
                                                  ----------  ----------  ----------  ----------
  Net Interest Income                                 19,683      19,978      20,103      20,227
  Provision for Loan Losses                              850         921         886         779
                                                  ----------  ----------  ----------  ----------
  Net Interest Income After
    Provision for Loan Losses                         18,833      19,057      19,217      19,448
  Gain on Sale of Credit Card Portfolio                    -           -           -           -
  Noninterest Income                                  10,614      10,952      10,428       9,945
  Conversion/Merger Expense                                -           -           -           -
  Noninterest Expense                                 20,593      20,184      19,516      19,428
                                                  ----------  ----------  ----------  ----------
  Income Before Provision for Income Taxes             8,854       9,825      10,129       9,965
  Provision for Income Taxes                           2,758       3,529       3,689       3,604
                                                  ----------  ----------  ----------  ----------
  Net Income                                      $    6,096  $    6,296  $    6,440  $    6,361
                                                  ==========  ==========  ==========  ==========
  Net Interest Income (FTE)                       $   20,020  $   20,332  $   20,456  $   20,597

Per Common Share:
  Net Income Basic                                $      .47  $      .47  $      .49  $      .48
  Net Income Diluted                                     .46         .47         .49         .48
  Dividends Declared                                    .180        .170        .170        .136
  Diluted Book Value                                   15.27       15.00       14.73       14.42
  Market Price:
    High                                               46.83       40.93       36.43       32.32
    Low                                                36.62       35.00       29.74       26.81
    Close                                              45.99       38.16       36.08       31.29

Selected Average
Balances:
  Loans                                           $1,329,673  $1,336,139  $1,316,705  $1,289,161
  Earning Assets                                   1,636,269   1,634,689   1,612,133   1,615,287
  Assets                                           1,819,552   1,816,005   1,786,991   1,796,657
  Deposits                                         1,451,095   1,451,879   1,415,798   1,407,763
  Shareowners' Equity                                201,939     199,060     194,781     190,416
  Common Equivalent Average Shares:
    Basic                                             13,223      13,221      13,209      13,207
    Diluted                                           13,265      13,260      13,255      13,253

Ratios:
  ROA                                                  1.33%       1.38%       1.45%       1.44%
  ROE                                                 11.98%      12.55%      13.26%      13.55%
  Net Interest Margin (FTE)                            4.85%       4.94%       5.09%       5.17%
  Efficiency Ratio                                    64.58%      61.93%      60.57%      60.96%


(1) All share and per-share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

(2) Includes $4.2 million (after-tax) one-time gain on sale of credit card portfolio.


CONSOLIDATED FINANCIAL STATEMENTS

52  Report of Independent Registered Public Accounting Firm

53  Consolidated Statements of Income

54  Consolidated Statements of Financial Condition

55  Consolidated Statements of Changes in Shareowners' Equity

56  Consolidated Statements of Cash Flows

57  Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm


The Board of Directors
Capital City Bank Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of computing stock-based compensation in 2003 and changed its method of accounting for goodwill and other intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



KPMG LLP
Orlando, Florida
March 16, 2005



CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)(1)
                                             For the Years Ended December 31,
                                            ----------------------------------
                                              2004         2003         2002
------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                  $ 95,607     $ 87,435     $ 92,991
Investment Securities:
  U.S. Treasury                                  759          664            2
  U.S. Government Agencies/Corporations        2,111        2,486        5,366
  States and Political Subdivisions            1,944        2,409        2,752
  Other Securities                               271          575        1,573
Funds Sold                                       833        1,261        1,481
                                            --------      -------     --------
     Total Interest Income                   101,525       94,830      104,165
                                            --------      -------     --------

INTEREST EXPENSE
Deposits                                      11,315       11,567       20,551
Short-Term Borrowings                          1,270        1,270          767
Subordinated Note Payable                        294            -            -
Other Long-Term Borrowings                     2,562        2,002        1,185
                                            --------      -------     --------
     Total Interest Expense                   15,441       14,839       22,503
                                            --------      -------     --------

Net Interest Income                           86,084       79,991       81,662
Provision for Loan Losses                      2,141        3,436        3,297
                                            --------      -------     --------
Net Interest Income After Provision for
  Loan Losses                                 83,943       76,555       78,365
                                            --------      -------     --------

NONINTEREST INCOME
Service Charges on Deposit Accounts           17,574       16,319       12,749
Data Processing                                2,628        2,403        2,006
Asset Management Fees                          4,007        2,650        2,521
Securities Transactions                           14            1           10
Mortgage Banking Revenues                      3,208        6,090        5,502
Gain on Sale of Credit Cards                   7,181            -            -
Other                                         15,941       14,476       13,315
                                            --------      -------     --------
     Total Noninterest Income                 50,553       41,939       36,103
                                            --------      -------     --------

NONINTEREST EXPENSE
Salaries and Associate Benefits               44,345       40,462       40,212
Occupancy, Net                                 7,074        5,972        5,719
Furniture and Equipment                        8,393        7,840        7,677
Intangible Amortization                        3,824        3,241        3,242
Merger Expense                                   550            -          212
Other                                         25,040       22,206       21,633
                                            --------      -------     --------
     Total Noninterest Expense                89,226       79,721       78,695
                                            --------      -------     --------

Income Before Income Taxes                    45,270       38,773       35,773
Income Taxes                                  15,899       13,580       12,691
                                            --------      -------     --------

NET INCOME                                  $ 29,371     $ 25,193     $ 23,082
                                            ========     ========     ========
BASIC NET INCOME PER SHARE                  $   2.18     $   1.91     $   1.75
                                            ========     ========     ========
DILUTED NET INCOME PER SHARE                $   2.18     $   1.90     $   1.74
                                            ========     ========     ========

Average Basic Common Shares Outstanding       13,444       13,222       13,225
                                            ========     ========     ========
Average Diluted Common Shares Outstanding     13,448       13,251       13,274
                                            ========     ========     ========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)(1)
                                                           As of December 31,
                                                     -----------------------------
                                                        2004               2003
----------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                              $   87,039         $   93,140
Funds Sold and Interest Bearing Deposits                 74,506            125,452
                                                     ----------         ----------
  Total Cash and Cash Equivalents                       161,545            218,592
Investment Securities, Available-for-Sale               210,240            181,734

Loans, Net of Unearned Interest                       1,828,825          1,341,632
  Allowance for Loan Losses                             (16,037)           (12,429)
                                                     ----------         ----------
     Loans, Net                                       1,812,788          1,329,203

Premises and Equipment, Net                              58,963             54,011
Goodwill                                                 54,341              6,680
Other Intangible Assets                                  25,964             19,112
Other Assets                                             40,172             37,170
                                                     ----------         ----------
       Total Assets                                  $2,364,013         $1,846,502
                                                     ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                       $  566,991         $  455,550
  Interest Bearing Deposits                           1,327,895          1,018,655
                                                     ----------         ----------
     Total Deposits                                   1,894,886          1,474,205

Short-Term Borrowings                                    96,014            108,184
Subordinated Note Payable                                30,928                  -
Other Long-Term Borrowings                               68,453             46,475
Other Liabilities                                        16,932             14,829
                                                     ----------         ----------
     Total Liabilities                                2,107,213          1,643,693
                                                     ----------         ----------

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares
  authorized; no shares issued and outstanding                -                  -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 14,155,312 and 13,236,462 shares
  issued and outstanding at December 31, 2004
  and December 31, 2003, respectively                       142                132
Additional Paid-In Capital                               52,363             16,157
Retained Earnings                                       204,648            185,134
Accumulated Other Comprehensive (Loss) Income,
   Net of Tax                                              (353)             1,386
                                                     ----------         ----------
     Total Shareowners' Equity                          256,800            202,809
                                                     ----------         ----------
Commitments and Contingencies (See Note 18)
       Total Liabilities and Shareowners' Equity     $2,364,013         $1,846,502
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



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)(1)

                                                                                 Accumulated Other
                                                          Additional               Comprehensive
                                                Common     Paid-In     Retained    (Loss) Income,
                                                Stock      Capital     Earnings     Net of Taxes      Total
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                       $132      $17,152     $152,149        $2,350       $171,783
Comprehensive Income:
  Net Income                                        -            -       23,082
  Net Change in Unrealized Gain (Loss)
    On Available-for-Sale Securities                -            -            -           771
Total Comprehensive Income                          -            -            -             -         23,853
Cash Dividends ($.502 per share)                    -            -       (6,644)            -         (6,644)
Issuance of Common Stock                            -          934            -             -            934
Repurchase and Retirement of Common Stock           -       (3,395)           -             -         (3,395)
                                                 ----      -------     --------        ------       --------

Balance, December 31, 2002                        132       14,691      168,587         3,121        186,531
Comprehensive Income:
  Net Income                                        -            -       25,193
  Net Change in Unrealized (Loss) Gain
    On Available-for-Sale Securities                -            -            -        (1,735)
Total Comprehensive Income                          -            -            -             -         23,458
Cash Dividends ($.656 per share)                    -            -       (8,646)            -         (8,646)
Executive Stock Performance Plan Compensation       -           62            -             -             62
Issuance of Common Stock                            -        1,421            -             -          1,421
Repurchase and Retirement of Common Stock           -          (17)           -             -            (17)
                                                 ----      -------     --------        ------       --------

Balance, December 31, 2003                        132       16,157      185,134         1,386        202,809
Comprehensive Income:
  Net Income                                        -            -       29,371
  Net Change in Unrealized (Loss) Gain
    On Available-for-Sale Securities                -            -            -        (1,739)
Total Comprehensive Income                          -            -            -             -         27,632
Cash Dividends ($.730 per share)                    -            -       (9,857)            -         (9,857)
Executive Stock Performance Plan Compensation       -          193            -             -            193
Issuance of Common Stock                           10       36,013            -             -         36,023
                                                 ----      -------     --------        ------       --------

Balance, December 31, 2004                       $142      $52,363     $204,648        $ (353)      $256,800
                                                 ====      =======     ========        ======       ========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.

                                      55

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended December 31,
                                                       ----------------------------------
(Dollars in Thousands)                                    2004        2003         2002
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $ 29,371     $ 25,193     $ 23,082
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Provision for Loan Losses                                 2,141        3,436        3,297
Depreciation                                              5,288        4,857        4,897
Loss on Disposal of Fixed Assets                              -           92           32
Net Securities Amortization                               2,117        2,180          889
Amortization of Intangible Assets                         3,824        3,241        3,242
Gain on Sale of Investment Securities                       (14)          (1)         (10)
Non-Cash Compensation                                     1,707          508          892
Deferred Income Taxes                                       765          755       (1,479)
Net (Increase) Decrease in Other Assets                  (4,210)       1,385        4,183
Net Increase (Decrease) in Other Liabilities              3,182       (3,791)        (953)
                                                       --------     --------     --------
Net Cash Provided by Operating Activities                44,171       37,855       38,062
                                                       --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale              132,083      101,359       82,466
Purchase of Investment Securities Available-for-Sale    (88,028)    (107,695)     (43,370)
Net Increase in Loans                                  (139,507)     (65,180)     (46,006)
Net Cash Used in Acquisitions                           (31,743)           -            -
Purchase of Premises & Equipment                         (5,576)     (11,152)      (6,868)
Proceeds From Sales of Premises & Equipment               1,155        1,090           89
                                                       --------     --------     --------
Net Cash Used in Investing Activities                  (131,616)     (81,578)     (13,689)
                                                       --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits                      23,776       40,005     (115,901)
Net (Decrease) Increase in Short-Term Borrowings        (33,559)     (45,913)      46,633
Proceeds from Subordinated Note Payable                  30,928            -            -
Increase in Other Long-Term Borrowings                   59,741       16,564       62,058
Repayment of Other Long-Term Borrowings                 (41,815)      (1,412)      (3,883)
Dividends Paid                                           (9,857)      (8,646)      (6,644)
Repurchase of Common Stock                                    -          (17)      (3,395)
Issuance of Common Stock                                  1,184          975          688
                                                       --------     --------     --------
Net Cash Provided By (Used in) Financing Activities      30,398        1,556      (20,444)
                                                       --------     --------     --------

Net (Decrease) Increase in Cash and Cash Equivalents    (57,047)     (42,167)       3,929
Cash and Cash Equivalents at Beginning of Year          218,592      260,759      256,830
                                                       --------     --------     --------
Cash and Cash Equivalents at End of Year               $161,545     $218,592     $260,759
                                                       ========     ========     ========

SUPPLEMENTAL DISCLOSURES:

Interest Paid on Deposits                              $ 10,661     $ 11,999     $ 23,694
                                                       ========     ========     ========

Interest Paid on Debt                                  $  4,066     $  3,238     $  1,825
                                                       ========     ========     ========

Taxes Paid                                             $ 12,606     $ 16,303     $ 13,175
                                                       ========     ========     ========

Loans Transferred to Other Real Estate                 $  1,351     $  5,267     $  1,238
                                                       ========     ========     ========

Issuance of Common Stock as Non-Cash Compensation      $  1,707     $    508     $    246
                                                       ========     ========     ========

Transfer of Current Portion of Long-Term Borrowings
  to Short-Term Borrowings                             $ 16,002     $ 40,423     $      -
                                                       ========     ========     ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc. ("CCBG"), and its wholly-owned subsidiary, Capital City Bank ("CCB" or the "Bank" and together with CCBG, the "Company"). All material inter-company transactions and accounts have been eliminated.

The Company, which operates in a single reportable business segment comprised of commercial banking within the states of Florida, Georgia, and Alabama, follows accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles which materially affect the financial position, results of operations and cash flows are summarized below.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. CCBG's wholly-owned subsidiary, CCBG Capital
Trust I (established November 1, 2004) is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company's consolidated financial statements.

Certain items in prior financial statements have been reclassified to conform to the current presentation. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company's results of operations since their respective dates of acquisition (see
Note 2 - Acquisitions).

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

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. Gains and losses are recognized and reported separately in the Consolidated Statements of Income upon realization or when impairment of values is deemed to be other than temporary. Gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Income and reported net of taxes in the accumulated other comprehensive (loss) income component of shareowners' equity until realized. Accretion and amortization are recognized on the effective yield method over the life of the securities.

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

Commercial purpose loans exceeding $100,000 that are not impaired, but have weaknesses requiring closer management attention, are analyzed to determine if an allowance is required. This analysis is based primarily on the underlying value of the collateral. If the value of the collateral is considered insufficient, an allowance is made for the deficiency. The value of the collateral is dependent on current economic conditions in the communities served and is subject to change. In addition, the analysis includes changes in risk ratings that are assigned based on the Bank's Asset Classification Policy, and for the ultimate disposition of the loan. The ultimate disposition may include upgrades in risk ratings, payoff of the loan, or charge-off of the loan. This migration analysis results in a charge-off ratio by loan pool of classified loans that is applied to the balance of the pool to determine general reserves for specifically identified problem loans. This charge-off ratio is adjusted for various environmental factors including past due and nonperforming trends in the loan portfolio, the micro-and macro-economic outlook, and credit administration practices as determined by independent parties.

Larger commercial purpose loans that show no signs of weakness are assigned an allowance based on the historical loss ratios in pools of loans with similar characteristics. The historical loss ratios are determined by analyzing losses over the prior twelve quarters, with more emphasis being placed on the recent four quarters. The historical loss ratios are then adjusted for certain external factors, including micro and macro-economic outlook, past due and nonperforming trends within the portfolio, loan growth, and credit administration practices.

Large groups of smaller balance homogeneous loans that are not impaired are collectively evaluated to determine the allowance required for loan losses. These small balance homogenous loans include commercial purpose loans less than $100,000, consumer installment loans, and residential mortgage loans. Historical loss ratios are determined for these smaller balance loan pools and applied to the balance of the related pool of loans to determine the allowance needed. The historical loss ratios are adjusted for external factors as described above.

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

Intangible assets, other than goodwill, consist of core deposit assets, and a customer relationship and non-compete asset that were recognized in connection with various acquisitions. Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 7 to 10 years. Other identifiable intangibles are amortized on the straight-line methods over their estimated useful lives.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows. If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The adoption of SFAS 142 required the Company to discontinue goodwill amortization and identify reporting units to which the goodwill related for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset may not be
recoverable.   In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit with goodwill. As of December 31, 2004, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

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

Stock Based Compensation

As of December 31, 2004, the Company had three stock-based compensation plans, consisting of the Associate Incentive Plan ("AIP"), the Associate Stock Purchase Plan and the Director Stock Purchase Plan. Under the AIP, performance shares are awarded to participants based on performance goals being achieved. In addition, pursuant to the AIP, the Company executed incentive stock option arrangements for 2004 and 2003 for a key executive officer (William G. Smith, Jr.). As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. Therefore, the cost related to stock-based associate compensation included in the determination of net income for 2003 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the differences in what instruments are considered non-compensatory, and the fact that awards granted prior to January 1, 2003 were accounted for under APB 25. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2004 as all awards have grant dates after January 1, 2003.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.



(Dollars in Thousands, Except Per Share Data)          2004       2003       2002
----------------------------------------------------------------------------------
Net income, as reported                              $29,371    $25,193    $23,082

Add: Stock based compensation included
in reported net income, net of tax                       400        634        553

Deduct: Stock based compensation
determined under fair value based method
for all awards, net of tax                              (400)      (348)      (388)
                                                     -------    -------    -------
Pro forma net income                                 $29,371    $25,479    $23,247
                                                     =======    =======    =======

Net income per share:
  Basic-as reported                                  $  2.18    $  1.91    $  1.75
                                                     =======    =======    =======
  Basic-pro forma                                    $  2.18    $  1.93    $  1.76
                                                     =======    =======    =======

  Diluted-as reported                                $  2.18    $  1.90    $  1.74
                                                     =======    =======    =======
  Diluted-pro forma                                  $  2.18    $  1.92    $  1.75
                                                     =======    =======    =======




Director Stock Purchase Plan ("DSPP"). The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. The DSPP has 187,500 shares reserved for issuance. In 2004, 2003, and 2002, CCBG issued 7,369, 4,861, and 4,438 shares, respectively, under this plan. A total of 54,388 shares have been issued to directors since the inception of this plan. Prior to 2003, the DSPP plan was accounted for under the provisions of APB 25 and no compensation expense was recognized. In accordance with the Company's adoption of SFAS 123, compensation expense has been recognized for the Company's purchase plan activity in 2004 and 2003.

Associate Stock Purchase Plan ("ASPP"). Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. The ASPP has 562,500 shares of common stock reserved for issuance. CCBG issued 20,056, 25,234, and 31,588 shares under the plan in 2004, 2003, and 2002, respectively. A total of 321,749 shares have been issued since inception of this plan. Prior to 2003, the ASPP was accounted for under the provisions of APB 25 and no compensation expense was recognized. In accordance with the Company's adoption of SFAS 123, compensation expense has been recognized for the Company's purchase plan activity in 2004 and 2003.

Transactions under the ASPP were as follows:


                                                            Purchase Price
                                        Number of Shares       per Share(1)
---------------------------------------------------------------------------
Available at December 31, 2001              317,629
  Purchased                                 (31,588)            $18.90
                                            -------

Available at December 31, 2002              286,041
  Purchased                                 (25,234)            $30.46
                                            -------

Available at December 31, 2003              260,807
  Purchased                                 (20,056)            $35.63
                                            -------

Available at December 31, 2004              240,751
                                            =======

(1) Weighted Average Price for two annual offering periods


Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP was $7.37 for 2004, $6.65 for 2003, and $3.96 for 2002. In calculating pro forma compensation at December 31, the fair value of each stock purchase right is estimated on the date of grant using the following weighted average assumptions:


                                2004     2003     2002
-------------------------------------------------------
Dividend yield                   1.7%     1.8%     2.4%
Expected volatility             30.0%    34.5%    33.0%
Risk-free interest rate          1.1%     1.1%     1.7%
Expected life (in years)         0.5      0.5      0.5


Associate Incentive Plan ("AIP"). Under the Company's AIP, shares are granted to participants based upon the achievement of performance goals established by the Board of Directors at the beginning of each award period. A total of 937,500 shares of common stock have been reserved for issuance under this Plan. Award periods have historically been one year for the short-term plan and three years for the long-term plan. In 2004, award periods were one year for both plans. Both plans were accounted for under SFAS 123 for 2004 and compensation expense was measured under the fair value method as of the grant date and recognized over the service period. Shares earned are issued during the first calendar quarter of the following year. CCBG issued 37,381, 10,596, and 12,618 shares under the plan in 2004, 2003, and 2002, respectively. A total of 279,438 shares have been issued since inception of this plan.

Executive Stock Option Agreement. In 2003 and 2004, the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG) under the provisions of the AIP. These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. Under the 2003 agreement, 18,510 option shares were issued, none of which have been exercised. The exercise price for the 2003 shares is $41.20. Under the 2004 agreement, the earnings per share conditions were analyzed resulting in economic value earned by the executive of approximately $500,000, for which the Company will issue option shares equal to that value. During 2004 and 2003, the Company recognized expense of $193,000 and $61,658, respectively, related to these agreements in accordance with the provisions of SFAS 123.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123R, "Share-Based Payment" (Revised). SFAS 123R establishes standards for the accounting for transactions in which an entity
(i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Company adopted the accounting standards set forth in SFAS No. 123 in 2003 and has accordingly expensed stock-based compensation for 2003 and 2004. See
Note 1 - Accounting Policies.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirement in its consolidated financial statements for the year ended December 31, 2003. The recognition and impairment provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of the FASB Staff Position (FSP) to provide additional implementation guidance. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment the Company will recognize, if any, will be dependent on market conditions and management's intent and ability at the time of the evaluation to hold investments with unrealized losses until a forecasted recovery in the fair value up to and beyond the adjusted cost.

In December 2003, the FASB issued Interpretation No. 46 ("FIN46") (revised December 2003 ("FIN46R")), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN46R replaces FIN46, which was issued in January 2003. FIN46R applies immediately to a variable interest entity created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those variable interest entities created before February 1, 2003 and not already consolidated under FIN46 in previously issued financial statements. The Company has adopted FIN 46R in connection with its consolidated financial statements for the year ended December 31, 2004. The implementation of FIN 46R requires the Company to not consolidate its investment in CCBG Capital Trust I because the Company is not the primary beneficiary.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for loan losses.
SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses.
SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. Loans acquired in future acquisitions will be impacted by the adoption of this pronouncement.

Note 2
ACQUISITIONS

On February 3, 2005, the Company announced the signing of a definitive agreement to acquire First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. FABC's wholly-owned subsidiary, First National Bank of Alachua ("FNBA") has $229 million in assets, seven offices located in Alachua County -- Gainesville (three), Alachua, High Springs, Jonesville, Newberry -- and an eighth office in Hastings, Florida, which is located in St. Johns County. FABC also has a mortgage lending office in Gainesville and a financial services division. Subject to certain potential adjustments, FABC shareowners will receive $2,847.04 in cash and
71.176 shares of CCBG common stock for each of the 10,186 shares of FABC common stock outstanding. Based on Capital City's closing market price on Nasdaq on February 3, 2005, this cash and stock combination equaled aggregate consideration of $58.0 million. Closing is anticipated for mid-year 2005.

On March 19, 2004, the Company's subsidiary, Capital City Bank, completed its merger with Quincy State Bank, a former subsidiary of Synovus Financial Corp. Results of Quincy State Bank's operations have been included in the Company's consolidated financial statements since March 20, 2004. Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. The transaction was accounted for as a purchase and resulted in approximately $15.4 million of intangible assets, including approximately $13.0 million in goodwill and a core deposit intangible of $2.4 million. The core deposit intangible is being amortized over a 7-year period.

On March 19, 2004, the Company completed its purchase of fiduciary assets from Synovus Trust Company for $2.0 million. This purchase was subject to a $800,000 earn-out agreement of which $634,000 was paid in October 2004. Subsequently, the intangible asset associated with this transaction was increased to $1.8 million. This intangible is being amortized over a 10-year period.

On October 15, 2004, the Company completed its acquisition of Farmers and Merchants Bank in Dublin, Georgia, a $395 million asset institution with three offices in Laurens County. The Company issued 17.08 shares and $666.50 in cash for each of the 50,000 shares of Farmers and Merchants Bank, resulting in the issuance of 854,000 shares of Company common stock and the payment of $33.3 million in cash for a total purchase price of approximately $66.7 million. The transaction resulted in approximately $41.1 million of intangible assets, including approximately $34.7 million in goodwill, a core deposit intangible of $5.9 million, and a non-compete intangible of $483,000. The core deposit intangible is being amortized over a 7-year period and the non-compete intangible is being amortized over a 2-year period.

The following table summarizes the assets acquired and liabilities assumed as of the date of each acquisition (excluding trust assets), along with the consideration paid:



                                                                 Farmers & Merchants
(Dollars in Thousands)                     Quincy State Bank        Bank of Dublin
------------------------------------------------------------------------------------
Cash and Due From Banks                        $  2,295               $  8,521
Funds Sold                                        6,949                 12,641
                                               --------               --------
   Total Cash and Cash Equivalents                9,244                 21,162

Investment Securities, Available-for-Sale        16,150                 61,359
Loans, Net                                       88,727                257,685
Intangible Asset                                 14,915                 41,103
Other Assets                                      2,498                  4,035
                                               --------               --------
  Total Assets Acquired                         131,534                385,344

Total Deposits                                  102,434                293,938
Short-Term Borrowings                                 -                  5,388
Long-Term Borrowings                              3,000                 17,063
Other Liabilities                                     -                  2,305
                                               --------               --------
  Total Liabilities Assumed                     105,434                318,694

Consideration Paid to Shareowners              $ 26,100               $ 66,650
                                               ========               ========


The following unaudited pro forma financial information for 2004 and 2003 presents the consolidated operations of the Company as if the acquisitions had been made on January 1, 2003. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated on this earlier date, and does not project the Company's results of operations for any future period:



                                                     For the 12 Months Ended
                                                           December 31,
                                                    -------------------------
(Dollars in Thousands, Except Per Share Data)         2004             2003
-----------------------------------------------------------------------------
Interest Income                                     $120,416         $121,757
Interest Expense                                      20,480           22,637
                                                    --------         --------
Net Interest Income                                   99,936           99,120
Provision for Loan Losses                              2,696            3,976
                                                    --------         --------
Net Interest Income After
  Provision for Loan Losses                           97,240           95,144
Noninterest Income                                    52,321           46,158
Noninterest Expense                                   96,443           89,432
                                                    --------         --------
Income Before Income Taxes                            53,118           51,870
Income Taxes                                          18,882           18,655
                                                    --------         --------
Net Income                                          $ 34,236         $ 33,215
                                                    ========         ========

Basic Net Income Per Share                          $   2.36         $   2.26
                                                    ========         ========
Diluted Net Income Per Share                        $   2.36         $   2.32
                                                    ========         ========



Note 3
INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:



                                                    2004
                            ----------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
--------------------------------------------------------------------------------
U.S. Treasury               $ 31,027       $    -          $  244       $ 30,783
U.S. Government Agencies
  and Corporations            92,073            5             741         91,337
States and Political
  Subdivisions                49,889          409              92         50,206
Mortgage-Backed Securities    26,293          187              80         26,400
Other Securities(1)           11,514            -               -         11,514
                            --------       ------          ------       --------
  Total Investment
    Securities              $210,796       $  601          $1,157       $210,240
                            ========       ======          ======       ========


                                                    2003
                            ----------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
--------------------------------------------------------------------------------
U.S. Treasury               $ 78,498       $  105          $    1       $ 78,602
U.S. Government Agencies
  and Corporations            26,862          133               -         26,995
States and Political
  Subdivisions                55,641        1,511               -         57,152
Mortgage-Backed Securities    11,618          427               -         12,045
Other Securities(1)            6,927           13               -          6,940
                            --------       ------          ------       --------
  Total Investment
    Securities              $179,546       $2,189          $    1       $181,734
                            ========       ======          ======       ========

(1) FHLB and FRB stock recorded at cost.


The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:


-----------------------------------------------------------------------------------
                                     Total            Gross              Gross
(Dollars in Thousands)   Year       Proceeds     Realized Gains     Realized Losses
-----------------------------------------------------------------------------------
                         2004       $114,184           $17                $ 3
                         2003       $ 48,922           $24                $23
                         2002       $ 44,576           $10                $ -



Total proceeds do not include principal reductions in mortgage-backed securities and proceeds from securities which were called of $17.9 million, $52.4 million, and $37.9 million in 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company's investment securities had the following maturity distribution based on contractual maturities:

                                  -------------------------------
(Dollars in Thousands)            Amortized Cost     Market Value
-----------------------------------------------------------------
Due in one year or less              $ 76,958          $ 76,910
Due after one through five years      110,658           110,243
Due after five through ten years       11,666            11,573
Over ten years                         11,514            11,514
                                     --------          --------
   Total Investment Securities       $210,796          $210,240
                                     ========          ========

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with an amortized cost of $142.8 million and $73.9 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes.

Securities with unrealized losses at year-end 2004 not recognized in income by period of time unrealized losses have existed are as follows:



                                 Less Than        Greater Than
                                 12 months          12 Months            Total
                             -----------------  -----------------  -----------------
                             Market Unrealized  Market Unrealized  Market Unrealized
(Dollars in Thousands)       Value    Losses    Value    Losses    Value    Losses
-------------------------------------------------------------------------------------
U.S. Treasury               $ 30,783  $  244     $ -      $ -     $ 30,783  $  244
U.S. Government Agencies
  and Corporations            88,331     741       -        -       88,331     741
States and Political
  Subdivisions                13,217      92       -        -       13,217      92
Mortgage-Backed Securities    18,173      80       -        -       18,173      80
                            --------  ------     ---      ---     --------  ------
    Total Investment
      Securities            $150,504  $1,157     $ -      $ -     $150,504  $1,157
                            ========  ======     ===      ===     ========  ======




Note 4
LOANS

At December 31, the composition of the Company's loan portfolio was as follows:


(Dollars in Thousands)                       2004              2003
----------------------------------------------------------------------
Commercial, Financial and Agricultural    $  206,474        $  160,048
Real Estate - Construction                   140,190            89,149
Real Estate - Commercial Mortgage            655,426           391,250
Real Estate - Residential                    438,484           346,170
Real Estate - Home Equity                    150,061           116,810
Real Estate - Loans Held-for-Sale             11,830             4,810
Consumer                                     226,360           233,395
                                          ----------        ----------
  Total Loans, Net of Unearned Interest   $1,828,825        $1,341,632
                                          ==========        ===========


Nonaccruing loans amounted to $4.6 million and $2.3 million, at December 31, 2004 and 2003, respectively. There were no restructured loans at December 31, 2004 or 2003. Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $189,000, $166,000, and $116,000 higher for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:



(Dollars in Thousands)                           2004          2003          2002
----------------------------------------------------------------------------------
Balance, Beginning of Year                     $12,429       $12,495       $12,096
Acquired Reserves                                5,713             -             -
Reserve Reversal(1)                               (800)            -             -
Provision for Loan Losses                        2,141         3,436         3,297
Recoveries on Loans Previously Charged-Off       1,612         1,037         1,374
Loans Charged-Off                               (5,058)       (4,539)       (4,272)
                                               -------       -------       -------
Balance, End of Year                           $16,037       $12,429       $12,495
                                               =======       =======       =======

(1) Reflects recapture of reserves allocated to the credit card portfolio, which was sold in August 2004.


Selected information pertaining to impaired loans, at December 31, is as follows:


                                          2004                   2003
                                   ------------------------------------------
                                             Valuation              Valuation
(Dollars in Thousands)             Balance   Allowance    Balance   Allowance
-----------------------------------------------------------------------------
With Related Credit Allowance      $  578       $313        $810       $178
Without Related Credit Allowance   $3,150          -        $477          -


(Dollars in Thousands)                   2004       2003       2002
--------------------------------------------------------------------
Average Recorded Investment
  in Impaired Loans                     $5,382     $6,737     $2,544

Interest Income on Impaired Loans
  Recognized                               140        194        169
  Collected in Cash                     $  120     $  194     $  169


Note 6
INTANGIBLE ASSETS

The Company had intangible assets of $80.3 million and $25.8 million at December 31, 2004 and December 31, 2003, respectively. Intangible assets at December 31, were as follows:


                                       2004                           2003
                              -----------------------       -----------------------
                               Gross     Accumulated        Gross      Accumulated
(Dollars in Thousands)         Amount    Amortization       Amount     Amortization
-----------------------------------------------------------------------------------
Core Deposits Intangibles     $ 42,078     $18,300          $33,752      $14,640
Goodwill                        58,127       3,786           10,466        3,786
Customer Relationship
  Intangible                     1,867         114                -            -
Non-Compete Agreement              483          50                -            -
                              --------     -------          -------      -------
  Total Intangible Assets     $102,555     $22,250          $44,218      $18,426
                              ========     =======          =======      =======




Net Core Deposit Intangibles. As of December 31, 2004 and December 31, 2003, the Company had net core deposit intangibles of $23.8 million and $19.1 million, respectively. Amortization expense for the twelve months of 2004, 2003 and 2002 was $3.7 million, $3.2 million and $3.2 million, respectively. The estimated annual amortization expense for the next five years is expected to be approximately $4.4 million per year.

Goodwill. As of December 31, 2004 and December 31, 2003, the Company had goodwill, net of accumulated amortization, of $54.3 million and $6.7 million, respectively. The increase in goodwill is due to the acquisition of Quincy State Bank and Farmers and Merchants Bank of Dublin during 2004. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142. On December 31, 2004, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Other. As of December 31, 2004, the Company had a customer relationship intangible, net of accumulated amortization, of $1.8 million. This intangible was booked as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the twelve months of 2004 was $114,000. Estimated annual amortization expense is $187,000 based on use of a 10-year useful life. The Company also had a non-compete intangible, net of accumulated amortization, of $433,000. This intangible was booked as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin. Amortization expense for the twelve months of 2004 was $50,000. Estimated annual amortization expense is $242,000 based on a 2-year useful life.

Note 7
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:


(Dollars in Thousands)           2004             2003
--------------------------------------------------------
Land                           $ 13,251         $ 12,152
Buildings                        59,311           51,577
Fixtures and Equipment           40,878           43,623
                               --------         --------
  Total                         113,440          107,352
Accumulated Depreciation        (54,477)         (53,341)
                               --------         --------
Premises and Equipment, Net    $ 58,963         $ 54,011
                               ========         ========


Note 8
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:


(Dollars in Thousands)     2004               2003
----------------------------------------------------
NOW Accounts            $  338,932        $  276,934
Money Market Accounts      270,095           207,934
Savings Accounts           147,348           110,834
Time Deposits              571,520           422,953
                        ----------        ----------
   Total                $1,327,895        $1,018,655
                        ==========        ==========


At December 31, 2004 and 2003, $4.1 million and $7.2 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $23.1 million and $11.1 million at December 31, 2004 and 2003, respectively.

Time deposits in denominations of $100,000 or more totaled $166.8 million and $107.2 million at December 31, 2004 and 2003, respectively.

The balances maintained on deposit with the Federal Reserve Bank to meet reserve requirements as of December 31, 2004 and 2003, were $59.0 million and $57.1 million, respectively.

At December 31, 2004, the scheduled maturities of time deposits were as follows:


(Dollars in Thousands)
-----------------------------------
2005                       $448,880
2006                         64,553
2007                         38,309
2008                         13,395
2009 and thereafter           6,383
                           --------
  Total                    $571,520
                           ========


Interest expense on deposits for the three years ended December 31, was as follows:


(Dollars in Thousands)       2004           2003           2002
----------------------------------------------------------------
NOW Accounts               $   733        $   678        $ 1,272
Money Market Accounts        1,189          1,310          2,904
Savings Accounts               164            189            500
Time Deposits < $100,000     6,683          7,007         12,060
Time Deposits > $100,000     2,546          2,383          3,815
                           -------        -------        -------
  Total                    $11,315        $11,567        $20,551
                           =======        =======        =======


Note 9
SHORT-TERM BORROWINGS

Short-term borrowings included the following:



                                                         Securities
                                             Federal     Sold Under      Other
                                              Funds      Repurchase    Short-Term
(Dollars in Thousands)                      Purchased    Agreements    Borrowings
---------------------------------------------------------------------------------
2004
----
Balance at December 31,                      $19,800       $58,431      $17,783
Maximum indebtedness at any month end         27,875        77,087       41,941
Daily average indebtedness outstanding        22,291        54,607       23,683
Average rate paid for the year                 1.27%         0.71%        2.52%
Average rate paid on period-end borrowings     1.97%         1.12%        3.19%

2003
----
Balance at December 31,                      $12,624       $53,223      $42,337
Maximum indebtedness at any month end         23,930        90,209       44,226
Daily average indebtedness outstanding        14,768        49,785       36,721
Average rate paid for the year                 0.94%         0.59%        2.28%
Average rate paid on period-end borrowings     0.68%         0.31%        2.50%

2002
----
Balance at December 31,                      $14,120       $77,318      $22,237
Maximum indebtedness at any month end         17,395        77,318       22,237
Daily average indebtedness outstanding         9,079        55,679        7,836
Average rate paid for the year                 1.46%         0.87%        1.89%
Average rate paid on period-end borrowings     0.55%         0.83%        2.32%


Note 10
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes. At December 31, Federal Home Loan Bank advances included:


(Dollars in Thousands)                                     2004             2003
---------------------------------------------------------------------------------
  Due on September 12, 2005, fixed rate of 3.06%         $     -          $15,000
  Due on December 19, 2005, fixed rate of 6.04%                -            1,103
  Due on February 15, 2006, fixed rate of 3.00%               49               86
  Due on September 11, 2006, fixed rate of 2.93%          20,000                -
  Due on February 13, 2007, fixed rate of 3.05%            3,000                -
  Due on April 24, 2007, fixed rate of 7.30%                 136                -
  Due on May 30, 2008, fixed rate of 2.50%                   134              168
  Due on June 13, 2008, fixed rate of 5.40%                  500              643
  Due on November 10, 2008, fixed rate of 4.12%            2,346            2,419
  Due on October 19, 2009, fixed rate of 3.69%               784              906
  Due on November 10, 2010, fixed rate of 4.72%              774              798
  Due on December 31, 2010, fixed rate of 3.85%            1,006            1,115
  Due on April 4, 2011, fixed rate of 4.00%(1)             5,000                -
  Due on December 18, 2012, fixed rate of 4.84%              610              631
  Due on March 18, 2013, fixed rate of 6.37%                 699              755
  Due on June 17, 2013, fixed rate of 3.53%                  977            1,060
  Due on June 17, 2013, fixed rate of 3.85%                   96               98
  Due on June 17, 2013, fixed rate of 4.11%                1,828            1,877
  Due on September 23, 2013, fixed rate of 5.64%             998            1,076
  Due on January 27, 2014, fixed rate of 5.79%             1,297            1,344
  Due on March 10, 2014, fixed rate of 4.21%                 694                -
  Due on May 27, 2014, fixed rate of 5.92%                   527              569
  Due on July 20, 2016, fixed rate of 6.27%                1,371            1,489
  Due on October 3, 2016, fixed rate of 5.41%                355                -
  Due on October 31, 2016, fixed rate of 5.16%               789                -
  Due on June 27, 2017, fixed rate of 5.53%                  875                -
  Due on October 31, 2017, fixed rate of 4.79%             1,070            1,160
  Due on December 11, 2017, fixed rate of 4.78%              948            1,021
  Due on December 20, 2017, fixed rate of 5.37%              979            1,003
  Due on February 26, 2018, fixed rate of 4.36%            2,247            2,418
  Due on September 18, 2018, fixed rate of 5.15%             660              708
  Due on November 5, 2018, fixed rate of 5.10%             3,749            3,866
  Due on December 3, 2018, fixed rate of 4.87%               688              737
  Due on December 17, 2018, fixed rate of 6.33%            1,640            1,710
  Due on December 24, 2018, fixed rate of 6.29%              742              769
  Due on February 16, 2021, fixed rate of 3.00%              884              915
  Due on May 30, 2023, fixed rate of 2.50%                 1,001            1,031
  Due on May 21, 2024, fixed rate of 5.94%                 9,000                -
                                                         -------          -------
Total outstanding                                        $68,453          $46,475
                                                         =======          =======

(1) This advance is callable quarterly at the option of the FHLB beginning on April 4, 2005.



The contractual maturities of FHLB debt for the five years succeeding December 31, 2004, are as follows:


(Dollars in Thousands)
----------------------------------
2005                       $ 2,313
2006                        22,509
2007                         5,554
2008                         4,536
2009                         2,386
2010 and thereafter         31,155
                           -------
Total                      $68,453
                           =======


The Federal Home Loan Bank advances are collateralized with 1-4 family residential mortgage loans and treasury securities. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.

Line of Credit. The Company has the ability to draw on a Revolving Credit Note, due on October 15, 2007. Interest is payable quarterly at LIBOR plus an applicable margin on advances. The revolving credit is unsecured. The existing loan agreement contains certain financial covenants that must be maintained by the Company. At December 31, 2004, the Company was in compliance with all of the terms of the agreement and had $36.0 million available under a $36.0 million line of credit facility. Effective January 1, 2005, in accordance with the terms of the agreement which was executed on October 15, 2004, the amount available under the facility will be reduced from $36.0 million to $25.0 million.

Junior Subordinated Deferrable Interest Note. The Company has issued a $30.9 million junior subordinated deferrable interest note to a wholly owned Delaware statutory trust, Capital City Bank Group Capital Trust I ("CCBG Capital Trust I"). The trust is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trust are not included in the Company's consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Company's consolidation policy. Details of the Company's transaction with the trust are provided below.

In November 2004, CCBG Capital Trust I issued $30.0 million of trust preferred securities which represent beneficial interest in the assets of the trust. The interest rate is fixed at 5.71% for a period of five years, then adjustable annually to LIBOR plus a margin of 1.90%. The trust preferred securities will mature on December 31, 2034, and are redeemable upon approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after December 31, 2009 and in whole or upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 31, June 30, September 30, and December 31 of each year. CCBG Capital Trust I also issued $928,000 of common equity securities to Capital City Bank Group, Inc. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $30.9 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the note at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods. Under the terms of the note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company is current on the interest payment obligation and has not executed the right to defer interest payments on the note.

The Company has entered into an agreement to guarantee the payments of distributions on the trust preferred securities and payments of redemption of the trust preferred securities. Under this agreement, the Company also agrees, on a subordinated basis, to pay expenses and liabilities of the trust other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated note, the trust agreement establishing the trust, the guarantee and agreement as to expenses and liabilities, in aggregate, constitute a full and conditional guarantee by the Company of the trust's obligations under the trust preferred securities.

Despite the fact that the accounts of CCBG Capital Trust I are not included in the Company's consolidated financial statements, the $30.0 million in trust preferred securities issued by the trust is included in the Tier 1 capital of Capital City Bank Group, Inc. as allowed by Federal Reserve Board guidelines.

Note 11
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:


(Dollars in Thousands)             2004        2003         2002
-----------------------------------------------------------------
Current:
  Federal                        $13,753     $10,876      $12,123
  State                            1,381       1,949        2,047
Deferred:
  Federal                            656         682       (1,337)
  State                              109          73         (142)
                                 -------     -------      -------
     Total                       $15,899     $13,580      $12,691
                                 =======     =======      =======



The net deferred tax assets and the temporary differences comprising that balance at December 31, 2004 and 2003, are as follows:


(Dollars in Thousands)                           2004          2003
--------------------------------------------------------------------
Deferred Tax Assets attributable to:
  Allowance for Loan Losses                     $5,681        $4,216
  Associate Benefits                               229             -
  Unrealized Losses on Investment Securities       203             -
  Accrued Pension/SERP                           1,390           985
  Market Value of Loans                            248             -
  Interest on Nonperforming Loans                   45             -
  Core Deposit Intangible Amortization               -         1,524
  Intangible Assets                                 18             -
  Accrued Expense                                  573           461
  Other                                            331           871
                                                ------        ------
    Total Deferred Tax Assets                   $8,718        $8,057

Deferred Tax Liabilities attributable to:
  Depreciation on Premises and Equipment        $3,433        $2,852
  Deferred Loan Costs                            2,016         3,041
  Unrealized Gains on Investment Securities          -           802
  Core Deposit Intangible Amortization             465             -
  Securities Accretion                              20            65
  Other                                            321           150
                                                ------        ------
    Total Deferred Tax Liabilities               6,256         6,910
                                                ------        ------
Net Deferred Tax Assets                         $2,463        $1,147
                                                ======        ======



Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:


(Dollars in Thousands)                       2004        2003        2002
--------------------------------------------------------------------------
Tax Expense at Federal Statutory Rate      $15,845     $13,571     $12,521
Increases (Decreases) Resulting From:
    Tax-Exempt Interest Income                (992)       (957)     (1,084)
    State Taxes, Net of Federal Benefit        969       1,314       1,238
    Other                                       77        (348)         16
                                           -------     -------     -------
Actual Tax Expense                         $15,899     $13,580     $12,691
                                           =======     =======     =======


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




(Dollars in Thousands)                                     2004       2003       2002
---------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year                $ 46,227   $ 37,941   $ 33,642
  Service Cost                                              3,776      3,302      2,842
  Interest Cost                                             2,893      2,571      2,348
  Actuarial Loss                                            2,890      3,196      1,671
  Benefits Paid                                            (1,092)    (1,060)    (2,385)
  Expenses Paid                                              (165)      (237)      (177)
  Plan Change(1)                                                -        514          -
                                                         --------   --------   --------
    Projected Benefit Obligation at End of Year          $ 54,529   $ 46,227   $ 37,941
                                                         ========   ========   ========

    Accumulated Benefit Obligation at End of Year        $ 38,325   $ 32,444   $ 26,441
                                                         ========   ========   ========

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year         $ 34,784   $ 27,423   $ 30,113
  Actual Return on Plan Assets                              2,710      4,915     (3,357)
  Employer Contributions                                    4,888      3,744      3,229
  Benefits Paid                                            (1,092)    (1,061)    (2,385)
  Expenses Paid                                              (165)      (237)      (177)
                                                         --------   --------   --------
    Fair Value of Plan Assets at End of Year             $ 41,125   $ 34,784   $ 27,423
                                                         --------   --------   --------

Reconciliation of Funded Status:
  Funded Status                                          $(13,404)  $(11,443)  $(10,518)
  Unrecognized Net Actuarial Losses                        11,676      9,993     10,672
  Unrecognized Prior Service Cost                           1,517      1,732      1,434
  Unrecognized Net Transition Obligation                        -          1          1
                                                         --------   --------   --------
    (Accrued) Prepaid Benefit Cost                       $   (211)  $    283   $  1,589
                                                         ========   ========   ========

Components of Net Periodic Benefit Costs:
  Service Cost                                           $  3,776   $  3,302   $  2,842
  Interest Cost                                             2,893      2,571      2,348
  Expected Return on Plan Assets                           (2,665)    (2,168)    (2,404)
  Amortization of Prior Service Costs                         215        216        284
  Transition Obligation Recognition                             1          1          1
  Recognized Net Actuarial Loss                             1,163      1,127        317
                                                         --------   --------   --------
    Net Periodic Benefit Cost                            $  5,383   $  5,049   $  3,388
                                                         ========   ========   ========

Assumptions:
  Weighted-average used to determine benefit obligations:
    Discount Rate                                           6.00%      6.25%      6.75%
    Expected Return on Plan Assets                          8.00%      8.25%      8.25%
    Rate of Compensation Increase                           5.50%      5.50%      5.50%

  Weighted-average used to determine net cost:
    Discount Rate                                           6.25%      6.75%      7.25%
    Expected Return on Plan Assets                          8.00%      8.25%      8.25%
    Rate of Compensation Increase                           5.50%      5.50%      5.50%


(1)	Represents a change in mortality assumptions set forth in IRC 417(e).


Return on Plan Assets. The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. The Company assumed that 65% of its portfolio would be invested in equity securities, with the remainder invested in debt securities.

Plan Assets. The Company's pension plan asset allocation at year-end 2004 and 2003, and the target asset allocation for 2005 are as follows:

                                             Percentage of Plan
                      Target Allocation      Assets at Year-End
                      -----------------      ------------------
                            2005               2004      2003
---------------------------------------------------------------
Equity Securities            65%                58%       60%
Debt Securities              35%                28%       28%
Real Estate                   -                  -         -
Other                         -                 14%       12%
                            ---                ---       ---
  Total                     100%               100%      100%


The Company's pension plan assets are overseen by the CCBG Retirement Committee. Capital City Trust Company acts as plan trustee and investment manager. The investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities.

Expected Benefit Payments. As of December 31, 2004, expected benefit payments related to the Company's defined benefit pension plan were as follows:

2005                   $ 2,438,891
2006                     2,660,318
2007                     3,178,166
2008                     3,621,447
2009                     3,954,736
2010 through 2014       25,227,483
                       -----------
                       $41,081,041
                       ===========


Contributions. The following table details the amounts contributed to the pension plan in 2004 and 2003, and the expected amount to be contributed in 2005.

                                                        Expected
                            2004          2003            2005
                         ----------    ----------    -------------
                                                     $4,000,000 to
Actual Contributions     $4,888,593    $3,743,763     $5,000,000


Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan ("SERP") covering selected executives. Benefits under this plan generally are based on the executive's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 2004, 2003 and 2002 of approximately $490,000, $208,000, and $393,000, respectively, and no minimum liability, at December 31, 2004, 2003 and 2002.

The following table details the components of the Supplemental Executive Retirement Plan's periodic benefit cost, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.


(Dollars in Thousands)                                       2004       2003       2002
----------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year                  $ 1,880    $ 2,770    $ 1,458
  Service Cost                                                 147         80        118
  Interest Cost                                                198        111        169
  Actuarial Loss (Gain)                                      1,376     (1,107)     1,025
  Plan Change(1)                                                 -         26          -
                                                           -------    -------    -------
    Projected Benefit Obligation at End of Year            $ 3,601    $ 1,880    $ 2,770
                                                           =======    =======    =======

    Accumulated Benefit Obligation at End of Year          $ 1,894    $ 1,206    $ 1,273
                                                           =======    =======    =======

Reconciliation of Funded Status:
  Funded Status                                            $(3,601)   $(1,880)   $(2,770)
  Unrecognized Net Actuarial Loss (Gain)                       874       (418)       645
  Unrecognized Prior Service Cost                              449        511        546
                                                           -------    -------    -------
      Accrued Benefit Cost                                 $(2,278)   $(1,787)   $(1,579)
                                                           =======    =======    =======

Components of Net Periodic Benefit Costs:
  Service Cost                                             $   147    $    80    $   118
  Interest Cost                                                198        111        169
  Amortization of Prior Service Cost                            62         61         59
  Recognized Net Actuarial Loss (Gain)                          84        (44)        47
                                                           -------    -------    -------
      Net Periodic Benefit Cost                            $   491    $   208    $   393
                                                           =======    =======    =======

Assumptions:
Weighted-average used to determine the benefit obligations:
  Discount Rate                                              6.00%      6.25%      6.75%
  Expected Return on Plan Assets                             8.00%      8.25%      8.25%
  Rate of Compensation Increase                              5.50%      5.50%      5.50%

Weighted-average used to determine the net cost:
  Discount Rate                                              6.25%      6.75%      7.25%
  Expected Return on Plan Assets                             8.00%      8.25%      8.25%
  Rate of Compensation Increase                              5.50%      5.50%      5.50%

(1) Represents a change in mortality assumptions set forth in IRC 417(e)



Expected Benefit Payments. As of December 31, 2004, expected benefit payments related to the Company's SERP were as follows:

2005                   $   17,519
2006                       19,411
2007                       20,507
2008                      103,905
2009                      218,825
2010 through 2014       2,720,069
                       ----------
                       $3,100,236
                       ==========

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company are made up to 6% of the participant's compensation for some qualifying associates. During 2004 and 2003, the Company made matching contributions of $66,281 and $32,258, respectively. There were no contributions made by the Company for 2002. The participant may choose to invest their contributions into seventeen investment funds available to CCBG participants, including CCBG's common stock. A total of 50,000 shares of Capital City Bank Group, Inc. common stock have been reserved for issuance.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. A total of 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, CCBG did not issue any shares under this plan in 2004, 2003 and 2002.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



(Dollars in Thousands, Except Per Share Data)           2004         2003         2002
-----------------------------------------------------------------------------------------
Numerator:
  Net Income                                         $   29,371   $   25,193   $   23,082
                                                     ==========   ==========   ==========

Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                          13,443,753   13,222,487   13,225,285
  Effects of Dilutive Securities
    Stock Compensation Plans                              4,184       28,702       49,070
                                                     ----------   ----------   ----------
  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                              13,447,937   13,251,189   13,274,355
                                                     ==========   ==========   ==========

Basic Earnings Per Share                             $     2.18   $     1.91   $     1.75
                                                     ==========   ==========   ==========

Diluted Earnings per Share                           $     2.18   $     1.90   $     1.74
                                                     ==========   ==========   ==========




Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2004, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2004 and December 31, 2003 are as follows:



                                                                             To Be Well-
                                                        Required          Capitalized Under
                                                       For Capital        Prompt Corrective
                                    Actual          Adequacy Purposes     Action Provisions
                              -------------------------------------------------------------
(Dollars in Thousands)         Amount    Ratio       Amount    Ratio       Amount     Ratio
-------------------------------------------------------------------------------------------
As of December 31, 2004:
------------------------
Tier I Capital:
  CCBG                        $207,776   11.44%      $ 72,617   4.00%            *        *
  CCB                          199,565   11.01%        72,506   4.00%     $108,759    6.00%

Total Capital:
  CCBG                         223,813   12.33%       145,235   8.00%            *        *
  CCB                          215,602   11.89%       145,012   8.00%      181,265   10.00%

Tier I Leverage:
  CCBG                         207,776    8.79%        54,463   3.00%            *        *
  CCB                          199,564    8.47%        54,379   3.00%       90,632    5.00%

As of December 31, 2003:
-----------------------
Tier I Capital:
  CCBG                        $175,631   12.88%      $ 54,547   4.00%            *        *
  CCB                          167,698   12.32%        54,438   4.00%     $ 81,658    6.00%

Total Capital:
  CCBG                         188,059   13.79%       109,094   8.00%            *        *
  CCB                          180,126   13.24%       108,877   8.00%      136,096   10.00%

Tier I Leverage:
  CCBG                         175,631    9.51%        40,910   3.00%            *        *
  CCB                          167,698    9.10%        40,829   3.00%       68,048    5.00%

*Not applicable to bank holding companies.




Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined under Florida law) for that year combined with its retained net profits for the preceding two calendar years. In 2005, the bank subsidiary may declare dividends without regulatory approval of $35.2 million plus an additional amount equal to the net profits of the Company's subsidiary bank for 2005 up to the date of any such dividend declaration.

Note 16
RELATED PARTY INFORMATION

DuBose Ausley, a Director of the Company, is employed by and is the former Chairman of Ausley & McMullen, the Company's general counsel. Fees paid by the Company and its subsidiary for legal services, in aggregate, approximated $797,000, $765,000, and $647,000 during 2004, 2003, and 2002, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interests General Partnership L.L.P., provides for annual lease payments of approximately $91,000, to be adjusted for inflation in future years.

At December 31, 2004 and 2003, certain officers and directors were indebted to the Company's bank subsidiary in the aggregate amount of $18.8 million and $17.8 million, respectively. During 2004, $13.6 million in new loans were made and repayments totaled $12.6 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.


(Dollars in Thousands)                  2004       2003       2002
-------------------------------------------------------------------
Noninterest Income:
  Merchant Fee Income                  $5,135     $4,563     $3,715
  Interchange Commission Fees           2,229      2,183      2,133
Noninterest Expense:
  Professional Fees                     2,858      1,918      1,895
  Printing & Supplies                   1,854      1,742      1,772
  Telephone                             2,048      1,872      1,832
  Commission/Service Fees               4,741      4,181      3,464


Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of December 31, 2004, the amounts associated with the Company's off-balance sheet obligations were as follows:


(Dollars in Thousands)                  Amount
----------------------------------------------
Commitments to Extend Credit(1)       $407,331
Standby Letters of Credit             $ 17,844


Commitments include unfunded loans, revolving lines of credit, and other unused commitments.


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

Other Commitments. In the normal course of business, the Company enters into lease commitments. Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2004, are as follows (in millions): 2005, $1.3; 2006, $1.2; 2007, $1.1;
2008, $1.1; and 2009, $1.1.

Contingencies. The Company is a party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

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

Subordinated Note Payable - The fair value of the note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar obligations.

Long-Term Borrowings - The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar debt.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. Fair value of these fees is not material.

The Company's financial instruments that have estimated fair values are presented below:



                                                     At December 31,
                                  ---------------------------------------------------
                                           2004                         2003
                                  -----------------------     -----------------------
                                               Estimated                   Estimated
                                   Carrying      Fair          Carrying      Fair
(Dollars in Thousands)               Value       Value           Value       Value
-------------------------------------------------------------------------------------
Financial Assets:
  Cash                            $   87,039   $   87,039     $   93,140   $   93,140
  Short-Term Investments              74,506       74,506        125,452      125,452
  Investment Securities              210,240      210,240        181,734      181,734
  Loans, Net of Allowance
    for Loan Losses                1,812,788    1,816,670      1,329,203    1,365,541
                                  ----------   ----------     ----------   ----------
Total Financial Assets            $2,184,573   $2,188,455     $1,729,529   $1,765,867
                                  ==========   ==========     ==========   ==========

Financial Liabilities:
  Deposits                        $1,894,886   $1,791,797     $1,474,205   $1,486,539
  Short-Term Borrowings               96,014       96,053        108,184      108,184
  Subordinated Note Payable           30,928       31,040              -            -
  Long-Term Borrowings                68,453       68,582         46,475       47,270
                                  ----------   ----------     ----------   ----------
Total Financial Liabilities       $2,090,281   $1,987,472     $1,628,864   $1,641,993
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

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income



(Dollars in Thousands)                             2004       2003       2002
-------------------------------------------------------------------------------
OPERATING INCOME
Income Received from Subsidiary Bank:
  Dividends                                       $12,716    $11,599    $12,678
  Overhead Fees                                     3,232      2,935      3,061
  Other Income                                          2          -         59
                                                  -------    -------    -------
    Total Operating Income                         15,950     14,534     15,798
                                                  -------    -------    -------

OPERATING EXPENSE
Salaries and Associate Benefits                     2,257      1,847      2,311
Interest on Long-Term Borrowings                       33          -          7
Interest on Subordinated Note Payable                 294          -          -
Professional Fees                                     895      1,104        994
Advertising                                           286        193        138
Legal Fees                                            468        374        197
Other                                                 480        404        335
                                                  -------    -------    -------
  Total Operating Expense                           4,713      3,922      3,982
                                                  -------    -------    -------
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Bank     11,237     10,612     11,816
Income Tax Benefit                                   (581)      (278)      (248)
                                                  -------    -------    -------
Income Before Equity in Undistributed
  Earnings of Subsidiary Bank                      11,818     10,890     12,064
Equity in Undistributed Earnings
  of Subsidiary Bank                               17,553     14,303     11,018
                                                  -------    -------    -------
Net Income                                        $29,371    $25,193    $23,082
                                                  =======    =======    =======


The following are condensed statements of financial condition of the parent company at December 31:


Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)(1)      2004            2003
----------------------------------------------------------------------------
ASSETS
Cash and Due From Subsidiary Bank                   $  6,893        $  7,850
Investment in Subsidiary Bank                        282,034         196,316
Other Assets                                           1,536           1,310
                                                    --------        --------
  Total Assets                                      $290,463        $205,476
                                                    ========        ========
LIABILITIES
Subordinated Note Payable                           $ 30,928        $      -
Other Liabilities                                      2,735           2,667
                                                    --------        --------
  Total Liabilities                                 $ 33,663        $  2,667
                                                    ========        ========

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding             -               -
Common Stock, $.01 par value;  90,000,000
  shares authorized; 14,155,312 and 13,236,462
  shares issued and outstanding at December 31,
  2004 and December 31, 2003, respectively               142             132
Additional Paid-In Capital                            52,363          16,157
Retained Earnings                                    204,648         185,134
Accumulated Other Comprehensive (Loss) Income,
  Net of Tax                                            (353)          1,386
                                                    --------        --------
    Total Shareowners' Equity                        256,800         202,809
                                                    --------        --------
    Total Liabilities and Shareowners' Equity       $290,463        $205,476
                                                    ========        ========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective June 13, 2003.


The cash flows for the parent company for the three years ended December 31, were as follows:


Parent Company Statements of Cash Flows

(Dollars in Thousands)                          2004        2003        2002
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $29,371     $25,193     $23,082
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in Undistributed
  Earnings of Subsidiary Bank                  (17,553)    (14,303)    (11,018)
Non-Cash Compensation                            1,707         508         892
Increase in Other Assets                          (189)       (130)       (256)
Increase (Decrease) in Other Liabilities            68         300      (2,603)
                                               -------     -------     -------
Net Cash Provided by Operating Activities       13,404      11,568      10,097
                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Paid for Investment in Subsidiary        (928)          -           -
Increase in Investment in Bank Subsidiary      (35,688)          -           -
                                               -------     -------     -------
Net Cash Used in Investing Activities          (36,616)          -           -

CASH FROM FINANCING ACTIVITIES:
Proceeds from Subordinated Note                 30,928           -           -
Increase in Other Long-Term Borrowings          30,000           -       2,040
Repayments of Long-Term Borrowings             (30,000)          -      (2,040)
Payment of Dividends                            (9,857)     (8,646)     (6,644)
Repurchase of Common Stock                           -         (17)     (3,395)
Issuance of Common Stock, Net                    1,184         975         688
                                               -------     -------     -------
Net Cash Provided by (Used in)
  Financing Activities                          22,255      (7,688)     (9,351)
                                               -------     -------     -------

Net (Decrease) Increase in Cash                   (957)      3,880         746
Cash at Beginning of Period                      7,850       3,970       3,224
                                               -------     -------     -------
Cash at End of Period                          $ 6,893     $ 7,850     $ 3,970
                                               =======     =======     =======




Note 21
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). The Company's comprehensive income (loss) consists of net income (loss) and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses) (net of taxes) on securities are reported as other comprehensive (loss) income and totaled ($1,739,000), ($1,735,000), and $771,000, for 2004, 2003 and 2002,
respectively. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the years ended December 31, 2004, 2003 and 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, the Company maintained effective disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, management of the Company has concluded the Company maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2004.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2004, and management's assessment as to the effectiveness of internal control over financial reporting as of December 31, 2004, as stated in its report, which is included herein on page 85.

Changes in Internal Control. The Company's management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company's internal control. There have been no significant changes in the Company's internal control during the Company's most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect the Company's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm


The Board of Directors
Capital City Bank Group, Inc.:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Capital City Bank Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital City Bank Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Capital City Bank Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Also, in our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Capital City Bank Group, Inc. acquired Farmers and Merchants Bank during 2004, and management excluded from its assessment of the effectiveness of Capital City Bank Group, Inc.'s internal control over financial reporting as of December 31, 2004, Farmers and Merchants Bank's internal control over financial reporting associated with total assets of $395 million and total revenues of $4.2 million included in the consolidated financial statements of Capital City Bank Group, Inc. and subsidiary as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Capital City Bank Group, Inc. also excluded an evaluation of the internal control over financial reporting of Farmers and Merchants Bank.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.


KPMG LLP
Orlando, Florida
March 16, 2005

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Corporate Governance," "Nominees for Election as Directors," "Continuing Directors and Executive Officers" and "Share Ownership" in the Registrant's Proxy Statement dated April 1, 2005, to be filed on or about April 1, 2005.

Item 11.  Executive Compensation

Incorporated herein by reference to the sections entitled "Executive Compensation Tables," the subsection entitled "Directors' Fees" under the section entitled "Corporate Governance," "Compensation Committee Report," "Retirement Plans," and "Five Year Performance Graph" in the Registrant's Proxy Statement dated April 1, 2005, to be filed on or about April 1, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

Incorporated herein by reference to the section entitled "Share Ownership" in the Registrant's Proxy Statement dated April 1, 2005, to be filed on or about April 1, 2005.

Equity Compensation Plan Information

Incorporated herein by reference to the section entitled "Executive Compensation Tables" in the Registrant's Proxy Statement dated April 1, 2005, to be filed on or about April 1, 2005.

For additional information about the Company's equity compensation plans, see Stock Based Compensation in Note 1 in the Notes to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Transactions With Management and Related Parties" under the section entitled "Executive Officers and Transactions with Management" in the Registrant's Proxy Statement dated April 1, 2005, to be filed on or about April 1, 2005.

Item 14.  Principal Accountants Fees and Services

Incorporated herein by reference to the subsection entitled "Fees Paid to Principal Accountants" under the section entitled "Ratification of Auditors" in the Registrant's Proxy Statement dated April 1, 2005, to be filed on or about April 1, 2005.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

   1. Financial Statements

      Report of Independent Registered Public Accounting Firm

      Consolidated Statements of Income for Fiscal Years 2004, 2003, and
      2002

      Consolidated Statements of Financial Condition at the end of Fiscal Years 2004 and 2003

      Consolidated Statements of Changes in Shareowners' Equity for Fiscal Years 2004, 2003, and 2002

      Consolidated Statements of Cash Flows for Fiscal Years 2004, 2003, and 2002

      Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

      Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

   3. Exhibits Required to be Filed by Item 601 of Regulation S-K

      Reg. S-K
      Exhibit
      Table
      Item No.     Description of Exhibit
      --------     ----------------------
      2.1          Agreement and Plan of Merger, dated as of January 7,
                   2004, by and among Capital City Bank Group, Inc.,
                   Capital City Bank, Synovus Financial Corp. and Quincy
                   State Bank - incorporated herein by reference to the Registrant's Form 8-K (filed 1/13/04) (No. 0-13358).

      2.2 Agreement and Plan of Merger, dated as of May 12, 2004, by and among Capital City Bank Group, Inc., Capital City Bank, and Farmers and Merchants Bank - incorporated herein by reference to the Registrant's Form 10-Q/A (filed 8/10/04) (No. 0-13358).

      2.3 Agreement and Plan of Merger, dated as of February 3, 2005, by and among Capital City Bank Group, Inc., First Alachua Banking Corporation, and First National Bank of Alachua (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) - incorporated herein by reference to the Registrant's Form 8-K (filed 2/9/05) (No. 0-13358).

      3.1 Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant's 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

      3.2 Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3(b) of the Registrant's Form 10-Q
                 (filed 1/13/97) (No. 0-13358).

      4.1 Capital City Bank Group, Inc. 2005 Director Stock Purchase Plan - incorporated herein by reference to
                  Exhibit 4.3 of the Registrant's Form S-8 (filed 11/5/04) (No. 333-120242).

      4.2 Capital City Bank Group, Inc. 2005 Associate Stock Purchase Plan - incorporated herein by reference to
                  Exhibit 4.4 of the Registrant's Form S-8 (filed 11/5/04) (No. 333-120242).

      4.3 Capital City Bank Group, Inc. 2005 Associate Incentive Plan - incorporated herein by reference to Exhibit 4.5 of the Registrant's Form S-8 (filed 11/5/04) (No. 333-120242).

      4.4 Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated as of November 1, 2004 - incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K (filed 11/4/04) (No. 0-13358).

      4.5 Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of November 1, 2004 - incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K (filed 11/4/04) (No. 0-13358).

      4.6         Amended and Restated Trust Agreement among the
                  Registrant, Wilmington Trust Company and certain Administrative Trustees, dated as of November 1, 2004 - incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 8-K (filed 11/4/04) (No. 0-13358).

      10.1 Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant's Form S-3 (filed 01/30/97) (No. 333-20683).

      10.2 Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to
                  Exhibit 10(d) of the Registrant's Form 10-K (filed 3/27/03) (No. 0-13358).

      10.3        Capital City Bank Group, Inc. 401(K) Profit Sharing Plan
                  - incorporated herein by reference to Exhibit 4.3 of Registrant's Form S-8 (filed 09/30/97) (No. 333-36693)

      14 Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant's Form 8-K (filed 3/11/05) (No. 0-13358).

      21          Capital City Bank Group, Inc. Subsidiaries, as of
                  December 31, 2004.


      23          Consent of Independent Registered Public Accounting Firm.

      31.1 Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 16, 2005, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.


/s/ William G. Smith, Jr.
----------------------------------
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2005 by the following persons in the capacities indicated.


/s/ William G. Smith, Jr.
----------------------------------
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/ J. Kimbrough Davis
----------------------------------
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:



/s/ DuBose Ausley
----------------------------------
DuBose Ausley



/s/ Thomas A. Barron
----------------------------------
Thomas A. Barron



/s/ Frederick Carroll, III
----------------------------------
Frederick Carroll, III



/s/ Cader B. Cox, III
----------------------------------
Cader B. Cox, III



/s/ J. Everitt Drew
----------------------------------
J. Everitt Drew



/s/ John K. Humphress
----------------------------------
John K. Humphress



/s/ McGrath Keen, Jr.
----------------------------------
McGrath Keen, Jr.



/s/ Lina S. Knox
----------------------------------
Lina S. Knox



/s/ Ruth A. Knox
----------------------------------
Ruth A. Knox



/s/ Henry Lewis III
----------------------------------
Henry Lewis III



/s/ John R. Lewis
----------------------------------
John R. Lewis



/s/ William G. Smith, Jr.
----------------------------------
William G. Smith, Jr.

??

??

??

??

39


35


40


77


80


83


109