Form 10-K/A
period 2004-12-31
CAPITAL CITY BANK GROUP INC
filed 2005-05-10
CIK 726601

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed on March 16, 2005. This Amendment is being filed to correct the following:

     (i)  the Contractual Cash Obligations (Table 13), included in Part II,
Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, on page 42 of the original filing of the Form 10-K Report.
The total dollar value of the column with the heading "1-3 Years" had an incorrect total;

     (ii) the unaudited pro forma financial information for 2004 and 2003 presenting the consolidated operations of the Company as if the Farmers and Merchants Bank and Quincy State Bank acquisitions had been made on January 1, 2003, included in Part II, Item 8, Financial Statements and Supplementary Data, on page 65 of the original filing of the Form 10-K Report. Note 2, "Acquisitions," of the Notes to Consolidated Financial Statements has been amended to correct the noninterest expense, net income, income tax expense, and earnings per share information to properly reflect the after tax effect of intangible amortization (2003 - $868,000, 2004 - $580,000) related to the two acquisitions. The original information did not include the amortization in noninterest expense, income tax expense, and net income, but did reflect the before-tax effect of the amortization in earnings per share;

     (iii) Management's Report on Internal Control Over Financial Reporting (the "Report"), included in Part II, Item 9A, Controls and Procedures, on page 84 of the original filing of the Form 10-K Report. The Report has been amended to reflect the fact that internal control over financial reporting associated with a recent acquisition, Farmers and Merchants Bank, was excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004; and

     (iv) Exhibit 23, Consent of Independent Registered Public Accounting Firm (the "Consent"), included in Part IV, Item 15, Exhibits and Financial Schedules, of the original filing of the Form 10-K Report. The Consent has been amended to reflect the correct registration statements to be incorporated by reference.

     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains the complete text of Items 7, 8, 9A, and 15, and our principal executive officer and principal financial officer are providing re-executed Rule 13a-14 certifications dated as of the date of this Amendment and are also furnishing written statements pursuant to Title 18 United States Code, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment. For ease of reference, we are re-filing all items of Form 10-K.

     Except as described above, no other changes have been made to the original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K. The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above are unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2005. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2004 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                 PAGE

Item 1.   Business                                                        4
Item 2.   Properties                                                     16
Item 3.   Legal Proceedings                                              17
Item 4.   Submission of Matters to a Vote of Security Holders            17

PART II

Item 5.   Market for the Registrant's Common Equity, Related Shareowner
          Matters, and Issuer Purchases of Equity Securities             17
Item 6.   Selected Financial Data                                        18
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            19
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk      48
Item 8.   Financial Statements and Supplementary Data                    51
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                       85
Item 9A.  Controls and Procedures                                        85
Item 9B.  Other Information                                              89

PART III

Item 10.  Directors and Executive Officers of the Registrant             89
Item 11.  Executive Compensation                                         89
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareowners Matters                     89
Item 13.  Certain Relationships and Related Transactions                 89
Item 14.  Principal Accountants Fees and Services                        89

PART IV

Item 15.  Exhibits and Financial Statement Schedules                     89
          Signatures                                                     92




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

Dividends and management fees received from the Bank are the Company's only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled "Regulatory Considerations" in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information. The Company had a total of 926 (full-time equivalent) associates at February 28, 2005. Page 18 contains other financial and statistical information about the Company.

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




Future payment of dividends will be subject to determination and declaration by the Board of Directors. Florida law limits the payment of dividends by the Company. There are also legal limits on the frequency and amount of dividends that can be paid by CCB to the Company. See subsection entitled "Dividends" in the Business section on page 11, in the Management's Discussion and Analysis of Financial Condition and Operating Results on page 44 and Note 15 in the Notes to Consolidated Financial Statements. These restrictions may limit the Company's ability to pay dividends to its shareowners. As of February 28, 2005, the Company does not believe these restrictions will impair the Company's ability to declare and pay its routine and customary dividends.

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

The net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of average assets) was 1.71% in 2004 compared to 1.91% in 2003, and 2.27% in 2002. The Company's efficiency ratio (expressed as noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 61.6%, 62.0%, and 63.0% in 2004, 2003 and 2002, respectively. Excluding the effect of the one-time gain realized from the sale of the credit card portfolio, the above mentioned metrics adjust to and 2.07% and 64.9%, respectively, for 2004.

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

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2004 was 3.38%, versus 2.69% in 2003. The increase in yield was due to acquisitions and purchases of securities made throughout the year in a higher interest rate environment. The quality of the municipal portfolio at year-end is depicted on page 41. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of the Company's shareowners' equity at December 31, 2004.

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



Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2004.

                                            Payments Due By Period
                                      ----------------------------------------------
                                      1 Year    1 - 3     4 - 5    After
(Dollars in Thousands)               or Less    Years     Years   5 Years    Total
------------------------------------------------------------------------------------
Federal Home Loan Bank Advances      $18,306   $32,599   $5,325   $28 216   $ 84,446
Subordinated Note Payable                  -         -        -    30,928     30,928
Operating Lease Obligations            1,319     3,372    2,110     6,127     12,928
                                     -------   ------    ------   -------   --------
Total Contractual Cash Obligations   $19,625   $35,971   $7,435   $65,271   $128,302
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


CONSOLIDATED FINANCIAL STATEMENTS

53  Report of Independent Registered Public Accounting Firm

54  Consolidated Statements of Income

55  Consolidated Statements of Financial Condition

56  Consolidated Statements of Changes in Shareowners' Equity

57  Consolidated Statements of Cash Flows

58  Notes to Consolidated Financial Statements

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

                                      56

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



                                                     For the 12 Months Ended
                                                           December 31,
                                                    -------------------------
(Dollars in Thousands, Except Per Share Data)         2004             2003
-----------------------------------------------------------------------------
Interest Income                                     $120,416         $121,757
Interest Expense                                      20,480           22,637
                                                    --------         --------
Net Interest Income                                   99,936           99,120
Provision for Loan Losses                              2,696            3,976
                                                    --------         --------
Net Interest Income After
  Provision for Loan Losses                           97,240           95,144
Noninterest Income                                    52,321           46,158
Noninterest Expense                                   97,380           90,863
                                                    --------         --------
Income Before Income Taxes                            52,181           50,439
Income Taxes                                          18,525           18,357
                                                    --------         --------
Net Income                                          $ 33,656         $ 32,082
                                                    ========         ========

Basic Net Income Per Share                          $   2.38         $   2.28
                                                    ========         ========
Diluted Net Income Per Share                        $   2.38         $   2.27
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

The Company acquired Farmers and Merchants Bank during 2004, and management excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, Farmers and Merchants Bank's internal control over financial reporting associated with total assets of $395 million and total revenues of $4.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements as of and for the year ended December 31, 2004, and management's assessment as to the effectiveness of internal control over financial reporting as of December 31, 2004, as stated in its report, which is included herein on page 87.

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

      31.1 Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 10, 2005, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.


/s/ William G. Smith, Jr.
----------------------------------
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 10, 2005 by the following persons in the capacities indicated.


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


46


80


83


161