Form 10-Q
period 2005-03-31
CAPITAL CITY BANK GROUP INC
filed 2005-05-10
CIK 726601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                             For the Quarter Ended:
                                 March 31, 2005
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


               217 North Monroe Street, Tallahassee, Florida 32301
               ---------------------------------------------------
                    (Address of principal executive offices)


                               (850) 671-0300
                               --------------
              Registrant's telephone number, including area code:

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

As of April 29, 2005, there were issued and outstanding 14,162,109 shares of the registrant's common stock.

CAPITAL CITY BANK GROUP, INC.

FORM 10-Q    I N D E X


ITEM         PART I. FINANCIAL INFORMATION                      PAGE NUMBER
----         -----------------------------                      -----------
1.           Consolidated Financial Statements                       3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12

3.           Qualitative and Quantitative Disclosure
             About Market Risk                                      25

4.           Controls and Procedures                                28

ITEM         PART II. OTHER INFORMATION

1.           Legal Proceedings                                 Not Applicable

2.           Unregistered Sales of Equity Securities and
             Use of Proceeds                                   Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                       29

6.           Exhibits                                                29

Signatures                                                           29



INTRODUCTORY NOTE

This Report and other Company communications and statements may contain "forward-looking statements," including statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. For information concerning these factors and related matters, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the Company's other filings with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               CAPITAL CITY BANK GROUP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED MARCH 31
                                      (Unaudited)

(Dollars In Thousands, Except Per Share Data)        2005                    2004
------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                        $   28,842              $   21,272
Investment Securities:
  U.S. Treasury                                          136                     229
  U.S. Government Agencies and Corporations              820                     329
  States and Political Subdivisions                      382                     541
  Other Securities                                       135                      77
Funds Sold                                               159                     222
                                                  ----------              ----------
    Total Interest Income                             30,474                  22,670
                                                  ----------              ----------

INTEREST EXPENSE
Deposits                                               4,309                   2,394
Short-Term Borrowings                                    450                     287
Subordinated Note Payable                                441                       -
Other Long-Term Borrowings                               720                     497
                                                  ----------              ----------
    Total Interest Expense                             5,920                   3,178
                                                  ----------              ----------

Net Interest Income                                   24,554                  19,492
Provision for Loan Losses                                410                     961
                                                  ----------              ----------
Net Interest Income After
  Provision for Loan Losses                           24,144                  18,531
                                                  ----------              ----------

NONINTEREST INCOME
Service Charges on Deposit Accounts                    4,348                   3,944
Data Processing                                          607                     633
Asset Management Fees                                  1,112                     741
Mortgage Banking Revenues                                763                     694
Other                                                  4,230                   3,869
                                                  ----------              ----------
    Total Noninterest Income                          11,060                   9,881
                                                  ----------              ----------

NONINTEREST EXPENSE
Salaries and Associate Benefits                       12,560                  10,740
Occupancy, Net                                         1,937                   1,617
Furniture and Equipment                                2,112                   2,063
Merger Expense                                             -                      42
Other                                                  8,658                   6,613
                                                  ----------              ----------
    Total Noninterest Expense                         25,267                  21,075
                                                  ----------              ----------

Income Before Income Taxes                             9,937                   7,337
Income Taxes                                           3,560                   2,490
                                                  ----------              ----------

NET INCOME                                        $    6,377              $    4,847
                                                  ==========              ==========
BASIC NET INCOME PER SHARE                        $      .45              $      .37
                                                  ==========              ==========
DILUTED NET INCOME PER SHARE                      $      .45              $      .37
                                                  ==========              ==========

Average Basic Shares Outstanding                  14,160,057              13,262,094
                                                  ==========              ==========
Average Diluted Shares Outstanding                14,165,572              13,285,579
                                                  ==========              ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                      3

                               CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
                                      (Unaudited)


                                                     March 31,           December 31,
(Dollars In Thousands, Except Per Share Data)          2005                  2004
-------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                             $   92,868            $   87,039
Funds Sold and Interest Bearing Deposits                57,115                74,506
                                                    ----------            ----------
  Total Cash and Cash Equivalents                      149,983               161,545
Investment Securities, Available-for-Sale              190,945               210,240

Loans, Net of Unearned Interest                      1,843,803             1,828,825
  Allowance for Loan Losses                            (16,040)              (16,037)
                                                    ----------            ----------
    Loans, Net                                       1,827,763             1,812,788

Premises and Equipment, Net                             60,443                58,963
Goodwill                                                54,371                54,341
Other Intangible Assets                                 24,768                25,964
Other Assets                                            40,819                40,172
                                                    ----------            ----------
    Total Assets                                    $2,349,092            $2,364,013
                                                    ==========            ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  555,758            $  566,991
  Interest Bearing Deposits                          1,333,600             1,327,895
                                                    ----------            ----------
    Total Deposits                                   1,889,358             1,894,886

Short-Term Borrowings                                   78,593                96,014
Subordinated Note Payable                               30,928                30,928
Other Long-Term Borrowings                              67,879                68,453
Other Liabilities                                       22,236                16,932
                                                    ----------            ----------
    Total Liabilities                                2,088,994             2,107,213

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                   -                     -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 14,162,106 and 14,155,312 shares
  issued and outstanding at March 31, 2005 and
  December 31, 2004, respectively                          142                   142
Additional Paid-In Capital                              52,772                52,363
Retained Earnings                                      208,334               204,648
Accumulated Other Comprehensive (Loss) Income,
  Net of Tax                                            (1,150)                 (353)
                                                    ----------            ----------
    Total Shareowners' Equity                          260,098               256,800
                                                    ----------            ----------
      Total Liabilities and Shareowners' Equity     $2,349,092            $2,364,013
                                                    ==========            ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                      4


                               CAPITAL CITY BANK GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE PERIODS ENDED MARCH 31
                                       (Unaudited)


(Dollars in Thousands)                                        2005             2004
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $  6,377         $  4,847
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                    410              961
    Depreciation                                               1,360            1,284
    Net Securities Amortization                                  414              651
    Amortization of Intangible Assets                          1,196              826
    Non-Cash Compensation                                        338            1,588
    Net (Increase) Decrease in Other Assets                     (163)           2,751
    Net Increase in Other Liabilities                          5,304            1,600
                                                            --------         --------
Net Cash Provided by Operating Activities                     15,236           14,508
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale                    17,632           47,347
Purchase of Investment Securities Available-for-Sale               -          (38,829)
Net Increase in Loans                                        (15,444)         (35,324)
Net Cash Used in Acquisitions                                      -          (18,055)
Purchase of Premises & Equipment                              (2,846)          (1,682)
Proceeds From Sales of Premises & Equipment                        5               25
                                                            --------         --------
Net Cash Used In Investing Activities                           (653)         (46,518)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits                                      (5,528)          (4,973)
Net (Decrease) Increase in Short-Term Borrowings             (17,465)           4,158
Increase in Other Long-Term Borrowings                             -              737
Repayment of Other Long-Term Borrowings                         (531)            (261)
Dividends Paid                                                (2,691)          (2,389)
Issuance of Common Stock                                          70               43
                                                            --------         --------
Net Cash Used In Financing Activities                        (26,145)          (2,685)
                                                            --------         --------

Net Decrease in Cash and Cash Equivalents                    (11,562)         (34,695)
Cash and Cash Equivalents at Beginning of Period             161,545          218,592
                                                            --------         --------
Cash and Cash Equivalents at End of Period                  $149,983         $183,897
                                                            ========         ========

Supplemental Disclosure:
  Interest Paid on Deposits                                 $  4,372         $  2,308
                                                            ========         ========
  Interest Paid on Debt                                     $  1,606         $    823
                                                            ========         ========
  Taxes Paid                                                $     22         $     27
                                                            ========         ========
  Transfer of Loans to Other Real Estate                    $     59         $    210
                                                            ========         ========
  Issuance of Common Stock as Non-Cash Compensation         $    338         $  1,588
                                                            ========         ========
  Transfer of Current Portion of Long-Term Borrowings
    to Short-Term Borrowings                                $     43         $      -
                                                            ========         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                      5

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of operations for the three month periods ended March 31, 2005 and 2004, and cash flows for the three month periods ended March 31, 2005 and 2004.

The Company and its subsidiary follow accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in Notes to Consolidated Financial Statements which are included in the Company's 2004 Annual Report on Form 10-K.

Stock Based Compensation
------------------------

As of March 31, 2005, the Company had three stock-based compensation plans, consisting of the Associate Incentive Plan ("AIP"), the Associate Stock Purchase Plan and the Director Stock Purchase Plan. Under the AIP, performance shares are awarded to participants based on performance goals being achieved. In addition, pursuant to the AIP, the Company executed incentive stock option arrangements for 2005, 2004, and 2003 for a key executive officer (William G. Smith, Jr.). As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2004 and 2005 as all awards have grant dates after January 1, 2003.

(2) INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at March 31, 2005 and December 31, 2004 were as follows:


                                                          March 31, 2005
                                            ------------------------------------------
                                            Amortized  Unrealized  Unrealized  Market
(Dollars in Thousands)                        Cost       Gains       Losses     Value
--------------------------------------------------------------------------------------
U.S. Treasury                               $ 30,867      $  -      $  268    $ 30,599
U.S. Government Agencies and Corporations     84,939         -       1,376      83,563
States and Political Subdivisions             41,261       223         202      41,282
Mortgage-Backed Securities                    24,178        94         276      23,996
Other Securities(1)                           11,505         -           -      11,505
                                            --------      ----      ------    --------
     Total Investment Securities            $192,750      $317      $2,122    $190,945
                                            ========      ====      ======    ========

                                                          December 31, 2004
                                           -------------------------------------------
                                            Amortized  Unrealized  Unrealized  Market
(Dollars in Thousands)                        Cost       Gains       Losses     Value
--------------------------------------------------------------------------------------
U.S. Treasury                               $ 31,027      $  -      $  244    $ 30,783
U.S. Government Agencies and Corporations     92,073         5         741      91,337
States and Political Subdivisions             49,889       409          92      50,206
Mortgage-Backed Securities                    26,293       187          80      26,400
Other Securities(1)                           11,514         -           -      11,514
                                            --------      ----      ------    --------
     Total Investment Securities            $210,796      $601      $1,157    $210,240
                                            ========      ====      ======    ========

(1) FHLB and FRB stock recorded at cost.




(3) LOANS

The composition of the Company's loan portfolio at March 31, 2005 and December 31, 2004 was as follows:


(Dollars in Thousands)                    March 31, 2005    December 31, 2004
-----------------------------------------------------------------------------
Commercial, Financial and Agricultural     $  196,632          $  206,474
Real Estate - Construction                    151,143             140,190
Real Estate - Commercial Mortgage             639,637             655,426
Real Estate - Residential                     470,685             438,484
Real Estate - Home Equity                     151,464             150,061
Real Estate - Loans Held-for-Sale               8,881              11,830
Consumer                                      225,361             226,360
                                           ----------          ----------
   Loans, Net of Unearned Interest         $1,843,803          $1,828,825
                                           ==========          ==========


(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three-month periods ended March 31, 2005 and 2004, was as follows:

                                                           March 31,
                                                  ---------------------------
(Dollars in Thousands)                              2005               2004
-----------------------------------------------------------------------------
Balance, Beginning of Period                       $16,037            $12,429
Acquired Reserves                                        -              1,307
Provision for Loan Losses                              410                961
Recoveries on Loans Previously Charged-Off             428                359
Loans Charged-Off                                     (835)            (1,336)
                                                   -------            -------
Balance, End of Period                             $16,040            $13,720
                                                   =======            =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS No. 114, "Accounting by Creditors for

Impairment of a Loan." Selected information pertaining to impaired loans is depicted in the table below:


                                                         March 31,
                                      ------------------------------------------------
                                             2005                        2004
                                      --------------------       ---------------------
                                                 Valuation                   Valuation
(Dollars in Thousands)                Balance    Allowance       Balance     Allowance
--------------------------------------------------------------------------------------
Impaired Loans:
With Related Valuation Allowance      $1,352       $621          $1,066        $350
Without Related Valuation Allowance    2,355          -             437           -

                                                            March 31,
                                                   ---------------------------
(Dollars in Thousands)                                2005             2004
------------------------------------------------------------------------------
Average Recorded Investment in Impaired Loans        $4,063           $5,080

Interest Income on Impaired Loans:
  Recognized                                             57              107
  Collected in Cash                                      57              107



(5) DEPOSITS

The composition of the Company's interest-bearing deposits at March 31, 2005 and December 31, 2004 was as follows:


(Dollars in Thousands)              March 31, 2005     December 31, 2004
------------------------------------------------------------------------
NOW Accounts                          $  400,816          $  338,932
Money Market Accounts                    250,433             270,095
Savings Deposits                         148,578             147,348
Time Deposits                            533,773             571,520
                                      ----------          ----------
  Total Interest Bearing Deposits     $1,333,600          $1,327,895
                                      ==========          ==========


(6) INTANGIBLE ASSETS

The Company had intangible assets of $79.1 million and $80.3 million at March 31, 2005 and December 31, 2004, respectively. Intangible assets were as follows:


                                       March 31, 2005               December 31, 2004
                                   -----------------------       -----------------------
                                   Gross      Accumulated        Gross      Accumulated
(Dollars in Thousands)             Amount     Amortization       Amount     Amortization
----------------------------------------------------------------------------------------
Core Deposit Intangibles           $ 42,078     $19,389          $ 42,078     $18,300
Goodwill                             58,157       3,786            58,127       3,786
Customer Relationship Intangible      1,867         162             1,867         114
Non-Compete Agreement                   483         109               483          50
                                   --------     -------          --------     -------
  Total Intangible Assets          $102,585     $23,446          $102,555     $22,250



Net Core Deposit Intangibles: As of March 31, 2005 and December 31, 2004, the Company had net core deposit intangibles of $22.7 million and $23.8 million, respectively. Amortization expense for the first three months of 2005 and 2004 was $1.1 million and $822,000, respectively. Estimated annual amortization expense is $4.4 million.

Goodwill: As of March 31, 2005 and December 31, 2004, the Company had goodwill, net of accumulated amortization, of $54.4 million and $54.3 million, respectively. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other: As of March 31, 2005 and December 31, 2004, the Company had a customer relationship intangible, net of accumulated amortization, of $1.7 million and $1.8 million, respectively. This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first three months of 2005 and 2004 was $47,000 and $4,000, respectively. Estimated annual amortization expense is $191,000 based on use of a 10 year useful life. As of March 31, 2005 and December 31, 2004, the Company also had a non-compete intangible, net of accumulated amortization, of $374,000 and $433,000, respectively. This intangible was recorded as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin, Georgia. Amortization expense for the first three months of 2005 was $59,000. Estimated annual amortization expense is $242,000 based on a 2-year useful life.


(7) EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan and Supplemental Executive Retirement Plan ("SERP") were as follows:



                                                    Three months ended March 31,
                                             ------------------------------------------
                                               Qualified Plan                SERP
                                             ------------------      ------------------
(Dollars in Thousands)                        2005        2004        2005        2004
---------------------------------------------------------------------------------------
Discount rate                                 6.00%       6.25%       6.00%       6.25%
Long-term rate of return on assets            8.00%       8.00%         N/A         N/A

Service cost                                 $1,040      $  925        $ 35         $24
Interest cost                                   800         700          54          32
Expected return on plan assets                 (798)       (650)        N/A         N/A
Prior service cost amortization                  55          50          15          15
Net loss/(gain) amortization                    295         300          21          (9)
                                             ------      ------        ----         ---
Net periodic benefit cost                    $1,392      $1,325        $125         $62
                                             ======      ======        ====         ===



(8) COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of March 31, 2005, the amounts associated with the Company's off-balance sheet obligations were as follows:

(Dollars in Thousands)                  Amount
----------------------------------------------
Commitments to Extend Credit(1)       $427,735
Standby Letters of Credit             $ 18,381

(1) Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments. In the normal course of business, the Company enters into lease commitments. Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to March 31, 2005, are as follows (in millions): 2005 (remaining), $1.0; 2006, $1.2; 2007, $1.1;
2008, $1.1; and 2009, $1.1.

Contingencies. The Company is a party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.


(9) COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). The Company's comprehensive income (loss) consists of net income (loss) and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities are reported as other comprehensive income (loss) and totaled $(797,000) and $30,000 for the three months ended March 31, 2005 and 2004, respectively. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the three months ended March 31, 2005 and 2004.




QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

                          2005                          2004                                      2003
                       ----------  ---------------------------------------------  -----------------------------------
                          First       Fourth      Third       Second      First       Fourth      Third       Second
---------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income      $   30,474  $   29,930  $   24,660  $   24,265  $   22,670  $   23,022  $   23,484  $   23,997
  Interest Expense          5,920       5,634       3,408       3,221       3,178       3,339       3,506       3,894
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      24,554      24,296      21,252      21,044      19,492      19,683      19,978      20,103
    Provision for
    Loan Losses               410         300         300         580         961         850         921         886
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        24,144      23,996      20,952      20,464      18,531      18,833      19,057      19,217
  Gain on Sale of Credit
    Card Portfolio              -         324       6,857           -           -           -           -           -
  Noninterest Income       11,060      11,596      10,864      11,031       9,881      10,614      10,952      10,428
  Conversion/
    Merger Expense              -         436          68           4          42           -           -           -
  Noninterest Expense      25,267      24,481      21,565      21,597      21,033      20,593      20,184      19,516
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes            9,937      10,999      17,040       9,894       7,337       8,854       9,825      10,129
  Provision for
    Income Taxes            3,560       3,737       6,221       3,451       2,490       2,758       3,529       3,689
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    6,377  $    7,262  $   10,819  $    6,443  $    4,847  $    6,096  $    6,296  $    6,440
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   24,835  $   24,619  $   21,528  $   21,333  $   19,811  $   20,020  $   20,332  $   20,456

Per Common Share:
  Net Income Basic     $      .45  $      .51  $      .82  $      .48  $      .37  $      .47  $      .47  $      .49
  Net Income Diluted          .45         .51         .82         .48         .37         .46         .47         .49
  Dividends Declared          .19         .19         .18         .18         .18         .18         .17         .17
  Diluted Book Value        18.36       18.13       16.48       15.80       15.54       15.27       15.00       14.73
  Market Price:
    High                    42.00       45.98       41.20       43.15       45.55       46.83       40.93       36.43
    Low                     36.63       37.71       33.33       35.50       39.05       36.62       35.00       29.74
    Close                   40.51       41.80       38.71       39.59       41.25       45.99       38.16       36.08

Selected Average
Balances:
  Loans                $1,827,327  $1,779,736  $1,524,401  $1,491,142  $1,357,206  $1,329,673  $1,336,139  $1,316,705
  Earning Assets        2,047,049   2,066,111   1,734,708   1,721,655   1,634,468   1,636,269   1,634,689   1,612,133
  Assets                2,306,807   2,322,870   1,941,372   1,929,485   1,830,496   1,819,552   1,816,005   1,786,991
  Deposits              1,847,378   1,853,588   1,545,224   1,538,630   1,457,160   1,451,095   1,451,879   1,415,798
  Shareowners' Equity     260,946     248,773     217,273     210,211     206,395     201,939     199,060     194,781
  Common Equivalent
    Average Shares:
      Basic               14,160       13,955      13,283      13,274      13,262      13,223      13,221      13,209
      Diluted             14,166       13,961      13,287      13,277      13,286      13,265      13,260      13,255

Ratios:
  ROA                      1.12%        1.24%       2.22%       1.34%       1.06%       1.33%       1.38%       1.45%
  ROE                      9.91%       11.61%      19.81%      12.33%       9.45%      11.98%      12.55%      13.26%
  Net Interest
    Margin (FTE)           4.92%        4.75%       4.94%       4.99%       4.88%       4.85%       4.94%       5.09%
  Efficiency Ratio        67.06%       63.85%      52.60%(1)    63.87%      68.06%      64.58%      61.93%      60.57%


(1) Includes $4.2 million (after-tax) one-time gain on sale of credit card portfolio.


                                      11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.
The MD&A is divided into subsections entitled "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect the Company's earnings performance and financial condition, and how the Company's performance during 2005 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG" or the "Company."
Capital City Bank is referred to as "CCB" or the "Bank."

The period-to-date averages used in this report are based on daily balances for each respective period. In certain circumstances, comparing average balances for the comparable quarters of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table I on page 24 for average balances and interest rates presented on a quarterly basis.

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

The Company is headquartered in Tallahassee, Florida and as of March 31, 2005 had 60 banking offices, five mortgage lending offices, 74 ATMs and 11 Bank'N Shop locations in Florida, Georgia and Alabama.

RESULTS OF OPERATIONS

Net Income
----------

Earnings were $6.4 million, or $.45 per diluted share, for the first quarter of 2005. This compares to $4.8 million, or $.37 per diluted share for the first quarter of 2004, an increase of 31.6% and 21.6%, respectively. Results include the impact of the acquisitions of Quincy State Bank on March 19, 2004, and Farmers and Merchants Bank on October 15, 2004.

The increase in earnings was primarily attributable to an increase in operating revenue (defined as net interest income plus noninterest income) of $6.2 million, or 21.3%, and a $551,000, or 57.3%, decrease in the loan loss provision, partially offset by an increase in noninterest expense of $4.2 million, or 19.9%. The increase in operating revenues reflects a 26.0% increase in net interest income and an 11.9% increase in noninterest income. The increase in net interest income is attributable to loan growth and an improving net interest margin. The increase in noninterest income is reflective of higher deposit service charge fees, asset management fees, and interchange fees. The lower loan loss provision reflects continued strong credit quality. Higher expense for compensation, occupancy, and advertising drove the increase in noninterest expense.

A condensed earnings summary is presented below:

                                         For the Three Months
                                            Ended March 31,
                                     ----------------------------
(Dollars in Thousands)                 2005                 2004
-----------------------------------------------------------------
Interest Income                      $30,474              $22,670
Taxable Equivalent Adjustment(1)         281                  319
                                     -------              -------
Interest Income (FTE)                 30,755               22,989
Interest Expense                       5,920                3,178
                                     -------              -------
Net Interest Income (FTE)             24,835               19,811
Provision for Loan Losses                410                  961
Taxable Equivalent Adjustment            281                  319
                                     -------              -------
Net Int. Inc. After Provision         24,144               18,531
Noninterest Income                    11,060                9,881
Merger Expense                             -                   42
Noninterest Expense                   25,267               21,033
                                     -------              -------
Income Before Income Taxes             9,937                7,337
Income Taxes                           3,560                2,490
                                     -------              -------
Net Income                           $ 6,377              $ 4,874
                                     =======              =======
Percent Change                        30.84%              (23.80)%

Return on Average Assets(2)            1.12%                1.06%

Return on Average Equity(2)            9.91%                9.45%

(1) Computed using a statutory tax rate of 35%
(2) Annualized


Net Interest Income
-------------------

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. First quarter taxable-equivalent net interest income increased $5.0 million, or 25.4%, over the comparable quarter in 2004. This increase was caused by the effect of two acquisitions in 2004, an improved earning asset mix and higher yields, partially offset by higher funding costs resulting from the higher interest rate environment. The favorable factors noted above resulted in a four basis point improvement in the margin as compared to the first quarter of

2004. Table I on page 24 provides a comparative analysis of the Company's average balances and interest rates.

For the first quarter of 2005, taxable-equivalent interest income increased $7.8 million, or 33.8% from the comparable quarter in 2004. The increase was attributable to growth resulting from strong loan demand, higher yields on earning assets and acquisitions. Earning asset yields improved to 6.09% in the first quarter of 2005 from 5.83% in the fourth quarter of 2004 and 5.66% in the first quarter of 2004, primarily attributable to the higher interest
rate environment.    Income on earning assets is anticipated to expand during
the second quarter due to the continued improvement in the earning asset mix and the higher rate environment.

Interest expense for the first quarter increased $2.7 million, or 86.3%, from the comparable prior-year period. The unfavorable variance is attributable to higher rates, acquired deposits and an unfavorable shift in mix, as certificates of deposit, generally a higher cost deposit product, increased relative to total deposits. Certificates of deposit, as a percent of year-to-date average deposits, increased from 28.9% in first quarter 2004 to 29.9% in 2005. The average rate paid on interest bearing liabilities of 1.61% in the first quarter of 2005 represents an increase of 11 and 52 basis points, respectively, over the fourth and first quarters of 2004. Interest expense is anticipated to continue to increase in the second quarter as a result of the higher rate environment and increased competition.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.57% in the first quarter of 2004 to 4.48% in the comparable period of 2005, reflecting the higher cost of funds.

The Company's net yield on earning assets (defined as federal taxable-equivalent net interest income divided by average earning assets) was 4.92% in the first three months of 2005, versus 4.88% in the first three months of 2004. The increase in margin reflects higher asset yields driven by rising interest rates. If interest rates continue to rise at a measured pace, the net yield on earning assets is anticipated to improve during the second quarter of 2005 as higher yields will only be partially offset by the rising costs of funds. Net interest income is expected to expand during the second quarter attributable to anticipated higher net yield on earning assets, favorable shift in mix of earning assets and other factors noted above.

Provisions for Loan Losses
--------------------------

The provision for loan losses of $410,000 for the quarter was lower than the first quarter of 2004 due to a lower level of net charge-offs. Net charge-offs totaled $407,000, or .09% of average loans for the quarter compared to $977,000, or .29% for the first quarter of 2004. At quarter-end the allowance for loan losses was .87% of outstanding loans and provided coverage of 302% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

                                               Three Months Ended
                                                    March 31,
                                              --------------------
(Dollars in Thousands)                         2005          2004
------------------------------------------------------------------
CHARGE-OFFS
Commercial, Financial and Agricultural        $   88        $  167
Real Estate - Construction                         -             -
Real Estate - Commercial Mortgage                  4            39
Real Estate - Residential                         25            83
Consumer                                         718         1,047
                                              ------        ------
  Total Charge-offs                              835         1,336
                                              ------        ------

RECOVERIES
Commercial, Financial and Agricultural             9            12
Real Estate - Construction                         -             -
Real Estate - Commercial Mortgage                  -             -
Real Estate - Residential                          2             -
Consumer                                         417           347
                                              ------        ------
  Total Recoveries                               428           359
                                              ------        ------

Net Charge-offs                               $  407        $  977
                                              ======        ======

Net Charge-Offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                      .09%          .29%
                                              ======        ======


Noninterest Income
------------------

Noninterest income increased $1.2 million, or 11.9%, from the first quarter of 2004 primarily due to higher deposit service charge fees, asset management fees, and interchange fees. Noninterest income represented 31.1% of operating revenue in the first quarter of 2005, compared to 33.6% for the first quarter of 2004. The decrease is due to the higher level of net interest income realized in the first quarter of 2005.

Service charges on deposit accounts increased $404,000, or 10.2%, from the comparable period in 2004. The increase is due to the growth in deposit accounts reflective of the two acquisitions, a fee structure change implemented in mid 2004, and an increase in NSF/OD fees due to assessment changes implemented in the fourth quarter.

Data processing revenues of $607,000 for the first quarter of 2005 reflect a decrease of $26,000, or 4.1%, over the comparable period in 2004. The decline is due to slightly lower revenues from one processing contract with a state agency. The Company currently provides data processing services for six financial clients and contract processing services for four non-financial clients. For the first quarter of 2005, processing revenues for financial clients represented 68.4% of total processing revenues, compared to 63.0% for the comparable period in 2004.

Income from asset management activities increased $371,000, or 50.1%, over the comparable quarter in 2004. The improvement is due to an increase in trust assets under management reflective of assets acquired late in the first quarter of 2004 and growth in new business within existing markets. At March 31, 2005, assets under management totaled $651.2 million, representing an increase of $19.7 million, or 3.1% from the comparable period in 2004.

Mortgage banking revenues increased $69,000, or 9.9%, over the comparable quarter in 2004, which is consistent with higher mortgage production that was up 42.5% over the first quarter of 2004. Due to the increasing rate environment, a larger percentage of production is being retained in the loan portfolio (ARM product) versus being sold into the secondary market. Loans sold in the secondary market during the first quarter of 2005 increased 20.3% over the first quarter of 2004 to a level of $43.7 million.

Other income increased $361,000 or 9.3%, over the comparable quarter of 2004 driven primarily by a $290,000 increase in fees generated from growth in card processing volume.

Noninterest income as a percent of average assets (annualized) was 1.94% for the first quarter of 2005, compared to 2.17% for the first quarter of 2004.

Noninterest Expense
-------------------

Noninterest expense in the first quarter of 2005 increased $4.2 million, or 19.9%, over the first quarter of 2004. Factors impacting the Company's noninterest expense during the first quarter of 2005 are discussed below.

Compensation expense increased $1.8 million, or 17.0%, over the first quarter of 2004. This increase is due primarily to higher associate salaries of $1.3 million and higher performance based compensation of $451,000 (cash incentive and stock based payments). The increase in associate salaries primarily reflects the addition of associates from the two acquisitions in 2004 and annual merit/market based raises for associates. The increase in performance based compensation reflects an increase in the number of participants in the Company's stock compensation plans and a higher level of performance.

Occupancy expense, including premises, furniture, fixtures and equipment increased $369,000, or 10.0%, over the first quarter of 2004. The Company experienced increases in depreciation of $76,000, maintenance and repairs of $129,000, utilities of $48,000, and property taxes of $98,000 from the comparable period in 2004. The increase in all of the aforementioned expense categories is primarily reflective of the increase in the number of banking offices.

Other noninterest expense increased $2.0 million, or 30.9%, over the first quarter of 2004. The increase was primarily the result of higher expense for processing services of $135,000, advertising of $889,000, intangible amortization of $370,000, interchange fees of $217,000, and miscellaneous expense of $282,000. The increase in processing services reflects higher expense for version upgrades and custom programming for the Company's core processing system software. The increase in advertising expense reflects the marketing cost to support the new free checking product introduced in the first quarter of 2005. The increase in intangible amortization reflects the two acquisitions in 2004. The higher expense for interchange fees is due to increased card processing volume. The increase in miscellaneous expense is due to higher expense for printing, postage, and other losses.

Net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization) as a percent of average assets was 2.29% in the first quarter of 2005 compared to 2.27% in 2004. The Company's efficiency ratio (noninterest expense, excluding intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 67.06% in the first quarter 2005 compared to 68.06% for the comparable quarter in 2004. The improvement in the efficiency ratio is due to the higher level of operating revenue.

Income Taxes
------------
The provision for income taxes increased $1.1 million, or 43.0%, over the first quarter of 2004, reflecting higher taxable income. The Company's effective tax rate for the first quarter of 2005 was 35.8% compared to 33.9% for the same quarter in 2004. The increase in the effective tax rate is primarily attributable to a lower level of tax-free loan and security income.

FINANCIAL CONDITION

Asset and liability balances include the integration of Quincy State Bank on March 19, 2004, and Farmers and Merchants Bank on October 15, 2004.

The Company's average assets increased $476.3 million, or 26.0%, to $2.31 billion for the quarter-ended March 31, 2005 from $1.83 billion in the comparable quarter of 2004. Average earning assets of $2.05 billion increased $412.6 million, or 25.2%, from the comparable quarter of 2004. The increase in earning assets, includes increases in average investment securities ($21.5 million) and average loans ($470.1 million), which is attributable to the two acquisitions integrated in 2004. Strong loan growth in existing markets throughout 2004 also contributed to the increase. Partially offsetting the increase in average loans and investment securities was a decrease in overnight funds sold of $79.0 million, or 78.0%. Table I on page 24 presents average balances for the three-month periods ended March 31, 2005 and 2004.

The Company ended the first quarter with approximately $1.0 million in average net overnight funds purchased as compared to $84.3 million net overnight funds sold in the first quarter of 2004. The significant decline primarily reflects cash used to fund loan growth. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2005, the average investment portfolio increased $21.5 million, or 12.2%, from the first quarter of 2004. The increase was driven by the integration of securities from the two acquisitions in 2004. Management will continue to evaluate the need to purchase securities for the investment portfolio throughout 2005, taking into consideration liquidity needed to fund planned loan growth, acquisitions, and meet pledging requirements.

Securities are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 2005 and December 31, 2004, shareowners' equity included a net unrealized loss of $1.2 million and $0.4 million, respectively.

Average loans increased $470.1 million, or 34.6%, from the first quarter of 2004. The increase was driven by strong gains in all loan categories reflective of loans integrated from the two acquisitions in 2004 and from loan growth in existing markets throughout 2004. Although total loans were below projections at quarter-end, the Company experienced accelerated growth in the latter part of the first quarter. Loan activity in all markets remains moderate to strong and improvement in net loan growth is expected in the second quarter.

The Company's nonperforming loans were $5.3 million at March 31, 2005, versus $3.0 million for the same period in 2004. As a percent of nonperforming loans, the allowance for loan losses represented 302% at March 31, 2005 versus 345% at December 31, 2004 and 717% at March 31, 2004. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $0.3 million at March 31, 2005, versus $0.6 million at December 31, 2004 and $1.1 million at March 31, 2004. The ratio of nonperforming assets as a percent of loans plus other real estate was .31% at March 31, 2005 compared to .29% at December 31, 2004 and .20% at March 31, 2004. The increase in the ratio over the first quarter of 2004 is primarily attributable to the addition of one large commercial real estate loan that is in the process of foreclosure. Management expects no significant loss upon the disposition of this asset.

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

The allowance for loan losses at March 31, 2005 was $16.0 million, compared to $13.7 million at March 31, 2004 and $16.0 million at year-end 2004. The increase from March 31, 2004 reflects the integration of acquired loan reserves from Quincy State Bank and Farmers and Merchants Bank of Dublin during 2004. At quarter-end 2005, the allowance represented 0.87% of total loans. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at March 31, 2005 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Average total deposits increased $390.2 million, or 26.8% from the first quarter of 2004 driven by a $258.6 million increase in nonmaturity deposits and a $131.6 million increase in certificates of deposits. These increases primarily reflect the impact of the two acquisitions integrated in 2004.

The ratio of average noninterest bearing deposits to total deposits was 29.1% for the first quarter of 2005 compared to 29.8% for the first quarter of 2004. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 72.8%, and 71.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

General. Liquidity for a banking institution is the availability of funds to meet increased loan demand, excessive deposit withdrawals, and the payment of other contractual cash obligations. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements and take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances.

Borrowings. The Company maintains a $25.0 million revolving line of credit. As of March 31, 2005, the Company had no borrowings under the revolving line of credit. During the first quarter of 2005, the Bank made scheduled FHLB advance payments totaling $777,000.

The Company ended the first quarter of 2005 with approximately $1.0 million in average net overnight funds purchased as compared to $84.3 million net overnight funds sold in the first quarter of 2004. The significant decline reflects cash used to fund loan growth. The Company expects to be a net purchaser of funds in the second quarter although the amount will be significantly reduced by the upcoming Alachua acquisition.

Contractual Cash Obligations. The Company maintains certain debt and operating lease commitments that require cash payments. The table below details those future cash commitments as of March 31, 2005:


                                     Payments Due After March 31, 2005
                        --------------------------------------------------------------
                           2005
(Dollars in Thousands)  (Remaining)  2006    2007    2008    2009  Thereafter   Total
--------------------------------------------------------------------------------------
Federal Home Loan
  Bank Advances           $17,744  $32,577  $5,554  $4,536  $2,386  $31,156   $ 93,953
Subordinated Note
  Payable                       -        -       -       -       -   30,928     30,928
Operating Lease
  Obligations                 995    1,171   1,101   1,095   1,104    7,129     12,596
                          -------  -------  ------  ------  ------  -------   --------
Total Contractual
  Cash Obligations        $18,739  $33,748  $6,655  $5,631  $3,490  $69,213   $137,477
                          =======  =======  ======  ======  ======  =======   ========



Capital
-------

The Company's equity capital was $260.1 million as of March 31, 2005 compared to $256.8 million as of December 31, 2004. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.03% at March 31, 2005 compared to 8.79% at December 31, 2004. Further, the Company's risk-adjusted capital ratio of 11.52% at March 31, 2005 exceeds the 8.0% minimum requirement under risk-based regulatory guidelines. As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I are included as Tier 1 capital in the Company's capital calculations previously noted. See Note 10 in the Notes to Consolidated Financial Statements in the Company's 2004 Form 10-K for additional information on the trust preferred security offering.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first quarter of 2005 totaled $.19 per share compared to $.18 per share for the first quarter of 2004, an increase of 5.6%. The dividend payout ratios for the first quarter end 2005 and 2004 were 41.6% and 48.4%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At March 31, 2005, these regulations and covenants did not impair the Company's (or its subsidiary's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2005, shareowners' equity increased $3.3 million, or 5.1%, on an annualized basis. Growth in equity during the first quarter was positively impacted by net income of $6.4 million and the issuance of common stock of $0.4 million. Equity was reduced by dividends paid during the first quarter of $2.7 million, or $.19 per share and an increase in the net unrealized loss on available-for-sale securities of $0.8 million. At March 31, 2005, the Company's common stock had a book value of $18.36 per diluted share compared to $18.13 at December 31, 2004.

On April 26, 2005, the Company announced a five-for-four stock split in the form of a 25% stock dividend, payable as of July 1, 2005 to shareowners of record as of close of business on June 17, 2005.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 625,000 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 312,500 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the first quarter of 2005. From March 30, 2000 through March 31, 2005, the Company repurchased 572,707 shares at an average purchase price of $19.18 per share.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At March 31, 2005, the Company had $427.7 million in commitments to extend credit and $18.4 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

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

Allowance for Loan Losses: The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by the Company for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K.

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

The weighted-average discount rate is determined by matching anticipated Retirement Plan cash flows for a 30-year period to long-term corporate Aa-rated bonds and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized for 2005 is 6.00%.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized for 2005 is 8.0%.

The assumed rate of annual compensation increases of 5.50% in 2005 is based on expected trends in salaries and the employee base. This assumption is not expected to change materially in 2005.

Information on components of the Company's net periodic benefit cost is provided in Note 7 of the Notes to Consolidated Financial Statements included herein and Note 8 of the Notes to Consolidated Financial Statements in the Company's 2004 10-K.

Recent Accounting Pronouncements
--------------------------------

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



TABLE I
AVERAGE BALANCES & INTEREST RATES
                                                                     For Three Months Ended March 31,
                                                  --------------------------------------------------------------------
                                                               2005                                    2004
                                                  -----------------------------          -----------------------------
                                                    Average             Average            Average             Average
(Taxable Equivalent Basis - Dollars in Thousands)   Balance   Interest    Rate             Balance   Interest    Rate
----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans, Net of Unearned Interest(1)(2)             $1,827,327   $28,920    6.42%          $1,357,206   $21,310    6.32%
Taxable Investment Securities                        153,543     1,090    2.85%             121,702       635    2.09%
Tax-Exempt Investment Securities(2)                   43,928       586    5.33%              54,274       821    6.06%
Funds Sold                                            22,251       159    2.85%             101,286       222    0.87%
                                                  ----------   -------    ----           ----------   -------    ----
   Total Earning Assets                            2,047,049    30,755    6.09%           1,634,468    22,988    5.66%
Cash & Due From Banks                                 97,322                                 90,327
Allowance for Loan Losses                            (16,167)                               (12,725)
Other Assets                                         178,603                                118,426
                                                  ----------                             ----------
      TOTAL ASSETS                                $2,306,807                             $1,830,496
                                                  ==========                             ==========
LIABILITIES
NOW Accounts                                      $  359,151   $   447    0.50%          $  271,878   $   124    0.18%
Money Market Accounts                                251,849       625    1.01%             215,078       239    0.45%
Savings Accounts                                     147,676        75    0.21%             115,985        28    0.10%
Other Time Deposits                                  552,069     3,162    2.32%             420,501     2,003    1.92%
                                                  ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Deposits                 1,310,745     4,309    1.33%           1,023,442     2,394    0.94%
Short-Term Borrowings                                 79,582       450    2.29%             104,406       287    1.11%
Subordinated Note Payable                             30,928       441    5.79%                   -         -       -
Other Long-Term Borrowings                            68,200       720    4.28%              47,023       497    4.25%
                                                  ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Liabilities              1,489,455     5,920    1.61%           1,174,871     3,178    1.09%
Noninterest Bearing Deposits                         536,633                                433,718
Other Liabilities                                     19,773                                 15,512
                                                  ----------                             ----------
     TOTAL LIABILITIES                             2,045,861                              1,624,101

SHAREOWNERS' EQUITY
Common Stock                                             141                                    133
Surplus                                               52,641                                 17,248
Other Comprehensive Income                              (489)                                 1,403
Retained Earnings                                    208,653                                187,611
                                                  ----------                             ----------
     TOTAL SHAREOWNERS' EQUITY                       260,946                                206,395
                                                  ----------                             ----------
     TOTAL LIABILITIES & EQUITY                   $2,306,807                             $1,830,496
                                                  ==========                             ==========

Net Interest Rate Spread                                                  4.48%                                  4.57%
                                                                          ====                                   ====
Net Interest Income                                            $24,835                                $19,810
                                                               =======                                =======
Net Interest Margin(3)                                                    4.92%                                  4.88%
                                                                          ====                                   ====

(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $479,000 and $346,000, for the three months ended March 31, 2005 and 2004, respectively.
(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.
(3) Taxable equivalent net interest income divided by average earning assets.


                                      24

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 27. This table presents the Company's consolidated interest rate sensitivity position as of March 31, 2005 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


TABLE II - FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
Other Than Trading Portfolio

                                                         As of March 31, 2005
                            --------------------------------------------------------------------------------     Fair
(Dollars in Thousands)         Year 1     Year 2     Year 3      Year 4      Year 5      Beyond      Total       Value
------------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed Rate                $  313,157   $149,442   $ 81,790     $50,024     $28,774     $20,186  $  643,373  $  644,588
    Average Interest Rate        5.98%      7.02%      7.09%       6.81%       6.79%       6.39%       6.47%
  Floating Rate(2)             939,894    150,250     87,904       9,025       5,862       7,495   1,200,430   1,202,899
    Average Interest Rate        5.21%      6.13%      6.26%       7.02%       7.26%       7.48%       5.44%
Investment Securities:(3)
  Fixed Rate                    86,553     52,296     14,699      12,852       1,604      20,432     188,436     188,436
    Average Interest Rate        2.56%      2.95%      3.11%       3.59%       3.72%       4.37%       2.99%
  Floating Rate                  2,509          -          -           -           -           -       2,509       2,509
    Average Interest Rate        4.36%          -          -           -           -           -       4.36%
Other Earning Assets:
  Floating Rates                57,115          -          -           -           -           -      57,115      57,115
    Average Interest Rate        2.48%          -          -           -           -           -       2.48%
Total Financial Assets      $1,399,228   $351,988   $184,393     $71,901     $36,240     $48,113  $2,091,863  $2,095,547
    Average Interest Rate        5.10%      6.03%      6.38%       6.26%       6.73%       5.71%       5.45%

Deposits:(4)
  Fixed Rate Deposits       $  413,706   $ 67,197   $ 39,386     $ 9,193     $ 5,543           8  $  535,034  $  511,367
    Average Interest Rate        1.95%      2.70%      3.39%       3.07%       3.20%       2.50%       2.18%
  Floating Rate Deposits       798,565          -          -           -           -           -     798,565     763,226
    Average Interest Rate        0.62%          -          -           -           -           -       0.62%
Other Interest Bearing Liabilities
  Fixed Rate Debt                2,876     26,011      3,094       2,858       2,417      30,624      67,880      67,471
    Average Interest Rate        4.69%      3.15%      4.66%       4.70%       4.84%       5.09%       4.29%
  Floating Rate Debt            76,371          -        350         838       1,034      30,928     109,521     109,635
    Average Interest Rate        1.94%          -      4.91%       3.05%       4.00%       5.71%       3.04%
Total Financial Liabilities $1,291,518   $ 93,208   $ 42,830     $12,889     $ 8,994     $61,560  $1,511,000  $1,451,699
    Average interest Rate        1.13%      2.82%      3.49%       3.43%       3.73%       5.40%       1.51%

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


                                      27

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

PART II.  OTHER INFORMATION

Items 1-5.
----------

Not applicable

Item 6.  Exhibits
-----------------

10.1 2005 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 24, 2005 (filed 3/31/05) (No. 0-13358).

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

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



/s/ J. Kimbrough Davis
-----------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date:  May 10, 2005

??

??

??

??




41

1