Form 10-Q
period 2005-06-30
CAPITAL CITY BANK GROUP INC
filed 2005-08-09
CIK 726601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                             For the Quarter Ended:
                                  June 30,2005
                                  ------------

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


At July 29, 2005, 18,623,393 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       CAPITAL CITY BANK GROUP, INC.

                             FORM 10-Q INDEX

ITEM         PART I. FINANCIAL INFORMATION                        PAGE NUMBER
----         -----------------------------                        -----------

1.           Consolidated Financial Statements                          3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations             14

3.           Quantitative and Qualitative Disclosures
             About Market Risk                                         27

4.           Controls and Procedures                                   29

ITEM         PART II. OTHER INFORMATION
----         --------------------------

1.           Legal Proceedings                                 Not Applicable

2.           Unregistered Sales of Equity Securities and
             Use of Proceeds                                   Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                          30

5.           Other Information                                 Not Applicable

6.           Exhibits                                                  30

Signatures                                                             31




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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                               CAPITAL CITY BANK GROUP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE PERIODS ENDED JUNE 30
                                       (Unaudited)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                   --------------------      -------------------
(Dollars in Thousands, Except Per Share Data)(1)     2005        2004          2005        2004
------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                         $32,105     $22,922       $60,947     $44,194
Investment Securities:
   U.S. Treasury                                       121         224           257         452
   U.S. Govt. Agencies and Corporations                834         462         1,654         791
   States and Political Subdivisions                   335         482           717       1,023
   Other Securities                                    157          59           292         136
Funds Sold                                             358         116           517         339
                                                   -------     -------       -------     -------
       Total Interest Income                        33,910      24,265        64,384      46,935

INTEREST EXPENSE
Deposits                                             4,618       2,385         8,927       4,779
Short-Term Borrowings                                  734         249         1,184         536
Subordinated Notes Payable                             667           -         1,108           -
Other Long-Term Borrowings                             769         587         1,489       1,084
                                                   -------     -------       -------     -------
       Total Interest Expense                        6,788       3,221        12,708       6,399
                                                   -------     -------       -------     -------

Net Interest Income                                 27,122      21,044        51,676      40,536
Provision for Loan Losses                              388         580           798       1,541
                                                   -------     -------       -------     -------
Net Interest Income After Provision
  for Loan Losses                                   26,734      20,464        50,878      38,995
                                                   -------     -------       -------     -------

NONINTEREST INCOME
Service Charges on Deposit Accounts                  5,035       4,427         9,383       8,371
Data Processing                                        650         703         1,257       1,336
Asset Management Fees                                1,013         950         2,125       1,691
Gain on Sale of Investment Securities                    -          19             -          19
Mortgage Banking Revenues                            1,036         986         1,799       1,680
Other                                                4,307       3,946         8,537       7,815
                                                   -------     -------       -------     -------
       Total Noninterest Income                     12,041      11,031        23,101      20,912
                                                   -------     -------       -------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits                     13,187      10,809        25,747      21,549
Occupancy, Net                                       2,035       1,749         3,972       3,366
Furniture and Equipment                              2,192       1,977         4,304       4,040
Intangible Amortization                              1,296         927         2,492       1,752
Merger Expense                                         234           4           234          46
Other                                                7,652       6,135        15,114      11,923
                                                   -------     -------       -------     -------
       Total Noninterest Expense                    26,596      21,601        51,863      42,676
                                                   -------     -------       -------     -------

Income Before Income Taxes                          12,179       9,894        22,116      17,231
Income Taxes                                         4,311       3,451         7,871       5,941
                                                   -------     -------       -------     -------

NET INCOME                                         $ 7,868     $ 6,443       $14,245     $11,290
                                                   =======     =======       =======     =======
BASIC NET INCOME PER SHARE                         $   .44     $   .38       $   .80     $   .68
                                                   =======     =======       =======     =======
DILUTED NET INCOME PER SHARE                       $   .44     $   .38       $   .80     $   .68
                                                   =======     =======       =======     =======

Average Basic Shares Outstanding                18,094,256  16,592,894    17,898,253  16,585,340
                                                ==========  ==========    ==========  ==========
Average Diluted Shares Outstanding              18,102,200  16,596,333    17,908,580  16,588,863
                                                ==========  ==========    ==========  ==========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective
    July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                              CAPITAL CITY BANK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                                        (Unaudited)

                                                       June 30,         December 31,
(Dollars In Thousands, Except Share Data)(1)             2005               2004
------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                               $  117,921         $   87,039
Funds Sold and Interest Bearing Deposits                  59,062             74,506
                                                      ----------         ----------
  Total Cash and Cash Equivalents                        176,983            161,545
Investment Securities, Available-for-Sale                195,860            210,240

Loans, Net of Unearned Interest                        2,046,774          1,828,825
  Allowance for Loan Losses                              (17,451)           (16,037)
                                                      ----------         ----------
    Loans, Net                                         2,029,323          1,812,788

Premises and Equipment, Net                               69,294             58,963
Goodwill                                                  84,511             54,341
Other Intangible Assets                                   28,570             25,964
Other Assets                                              45,344             40,172
                                                      ----------         ----------
      Total Assets                                    $2,629,885         $2,364,013
                                                      ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                        $  598,602         $  566,991
  Interest Bearing Deposits                            1,502,027          1,327,895
                                                      ----------         ----------
    Total Deposits                                     2,100,629          1,894,886

Short-Term Borrowings                                     71,148             96,014
Subordinated Notes Payable                                62,887             30,928
Other Long-Term Borrowings                                73,144             68,453
Other Liabilities                                         26,655             16,932
                                                      ----------         ----------
      Total Liabilities                                2,334,463          2,107,213

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                     -                  -
Common Stock, $.01 par value, 90,000,000
  shares authorized; 18,614,482 shares outstanding
  at June 30, 2005 and 17,694,139 outstanding at
  December 31, 2004                                          186                177
Additional Paid-In Capital                                82,582             52,328
Retained Earnings                                        213,352            204,648
Accumulated Other Comprehensive Loss, Net of Tax            (698)              (353)
                                                      ----------         ----------
      Total Shareowners' Equity                          295,422            256,800
                                                      ----------         ----------
        Total Liabilities and Shareowners' Equity     $2,629,885         $2,364,013
                                                      ==========         ==========

(1)  All share, per share, and shareowners' equity data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)(1)

                                                       Additional                   Accumulated Other
                                           Common       Paid-In        Retained       Comprehensive
                                           Stock        Capital        Earnings     Loss, Net of Taxes     Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                 $177         $52,328        $204,648          $(353)          $256,800
Comprehensive Income:
  Net Income                                  -               -          14,245
  Net Change in Unrealized Loss
    On Available-for-Sale Securities          -               -               -           (345)
Total Comprehensive Income                    -               -               -              -             13,900
Cash Dividends ($.304 per share)              -               -          (5,541)             -             (5,541)
Stock Performance Plan Compensation           -             765               -              -                765
Issuance of Common Stock                      9          29,489               -              -             29,498
                                           ----         -------        --------          -----           --------

Balance, June 30, 2005                     $186         $82,582        $213,352          $(698)          $295,422
                                           ====         =======        ========          =====           ========


(1) All share, per share, and shareowners' equity data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                               CAPITAL CITY BANK GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                        (Unaudited)


(Dollars in Thousands)                                      2005            2004
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $ 14,245        $ 11,290
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                  798           1,541
    Depreciation                                             2,769           2,584
    Net Securities Amortization                                783           1,229
    Amortization of Intangible Assets                        2,492           1,729
    Gains on Sale of Investment Securities                       -             (19)
    Non-Cash Compensation                                      339           1,625
    Net (Increase) Decrease in Other Assets                 (5,534)          4,940
    Net Increase in Other Liabilities                       10,749           4,167
                                                          --------        --------
Net Cash Provided By Operating Activities                   26,641          29,086
                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale                  77,357          87,296
Purchase of Investment Securities Available-for-Sale       (29,468)        (76,484)
Net Increase in Loans                                      (98,045)        (92,296)
Net Cash Acquired (Used) In Acquisitions                    37,412         (18,055)
Purchase of Premises & Equipment                            (9,918)         (3,686)
Proceeds From Sales of Premises & Equipment                    134             861
                                                          --------        --------
Net Cash Used In Investing Activities                      (22,528)       (102,364)
                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                     4,157          36,097
Net (Decrease) Increase in Short-Term Borrowings           (74,909)         18,828
Proceeds from Subordinated Note Payable                     31,959               -
Increase in Other Long-Term Borrowings                       3,600           9,737
Repayment of Other Long-Term Borrowings                     51,134            (785)
Dividends Paid                                              (5,541)         (4,779)
Issuance of Common Stock                                       925             141
                                                          --------        --------
Net Cash Provided By Financing Activities                   11,325          59,239
                                                          --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents        15,438         (14,039)
Cash and Cash Equivalents at Beginning of Period           161,545         218,592
                                                          --------        --------
Cash and Cash Equivalents at End of Period                $176,983        $204,553
                                                          ========        ========

Supplemental Disclosure:
  Interest Paid on Deposits                               $  8,210        $  4,815
                                                          ========        ========
  Interest Paid on Debt                                   $  3,525        $  1,615
                                                          ========        ========
  Taxes Paid                                              $  6,468        $  2,148
                                                          ========        ========
  Transfer of Loans to Other Real Estate                  $     99        $    846
                                                          ========        ========
  Issuance of Common Stock as Non-Cash Compensation       $    339        $  1,625
                                                          ========        ========
 Transfer of Current Portion of Long-Term Borrowings
    to Short-Term Borrowings                              $     43        $      -
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004.

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

On July 1, 2005, the Company executed a five-for-four stock split in the form of a 25% stock dividend, payable to shareowners of record as of close of business on June 17, 2005. All share, per share, and shareowners' equity data have been adjusted to reflect stock split.

Stock-based Compensation
------------------------

As of June 30, 2005, the Company had three stock-based compensation plans, consisting of the Associate Incentive Plan ("AIP"), the Associate Stock Purchase Plan and the Director Stock Purchase Plan. Under the AIP, performance share units are awarded to participants based on performance goals being achieved. In addition, pursuant to the AIP, the Company executed stock option arrangements for 2005, 2004, and 2003 for a key executive officer (William G. Smith, Jr.). As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2004 and 2005 as all awards have grant dates after January 1, 2003.


(2) ACQUISITIONS

On May 20, 2005, the Company completed its merger with First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. The Company issued approximately 906,000 shares of common stock and paid approximately $29.0 million in cash for a total purchase price of $58.0 million. Results of FABC operations have been included in the Company's consolidated financial statements since May 21, 2005. FABC's wholly-owned subsidiary, First National Bank of Alachua ("FNBA") had $228.3 million in assets at closing with seven offices in Alachua County and an eighth office in Hastings, Florida, which is in St. Johns County. The transaction was accounted for as a purchase and resulted in approximately $35.6 million of intangible assets, including approximately $30.5 million in goodwill and a core deposit intangible of $5.1 million. The core deposit intangible is being amortized over a 5.5 year period.

On May 20, 2005, the Company issued a $32.0 million junior subordinated deferrable interest note to a wholly owned Delaware statutory trust, Capital City Bank Group Capital Trust II ("CCBG Capital Trust II") to facilitate the cash portion of the consideration paid to FABC shareowners. Interest payments on this note are due quarterly at a fixed rate of 6.07% for five years, then adjustable annually to three month LIBOR plus a margin of 1.80%. The note matures on June 15, 2035. The general terms and conditions of the Company's transaction with CCBG Capital Trust II are consistent with those enumerated for CCBG Capital Trust I which are described in Note 10 in the Company's 2004 Annual Report on Form 10-K.

The information below lists the consolidated assets and liabilities of FNBA as of May 20, 2005, along with the consideration paid:

                                               First National Bank
(Dollars in Thousands)                             of Alachua
------------------------------------------------------------------
Cash and Due From Banks                             $  9,082
Funds Sold                                            58,312
                                                    --------
   Total Cash and Cash Equivalents                    67,394
Investment Securities, Available-for-Sale             35,181
Loans, Net of Unearned Interest                      119,262
Intangible Assets                                     35,623
Other Assets                                           3,282
                                                    --------
Total Assets Acquired                               $260,742

Total Deposits                                      $201,748
Long-Term Borrowings                                       -
Other Liabilities                                        994
                                                    --------
Total Liabilities Assumed                           $202,742

Consideration Paid to FABC Shareowners              $ 58,000
                                                    ========

The following unaudited pro forma financial information for the three and six months ended June 30, 2005 and 2004, presents the consolidated operations of the Company as if the FNBA acquisition had been made on January 1, 2004. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of FNBA been consummated on this earlier date, and do not project the Company's results of operations for any future period:


                                                   Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                   ------------------     ------------------
(Dollars in Thousands, Except Per Share Data)(1)     2005       2004        2005       2004
--------------------------------------------------------------------------------------------
Interest Income                                    $35,442    $27,012     $68,772    $52,475
Interest Expense                                     7,451      4,371      14,533      8,722
                                                   -------    -------     -------    -------
Net Interest Income                                 27,991     22,641      54,239     43,753
Provision for Loan Losses                              388        580         798      1,541
                                                   -------    -------     -------    -------
Net Interest Income After
  Provision for Loan Losses                         27,603     22,061      53,441     42,212
Noninterest Income                                  12,492     11,491      23,920     21,901
Noninterest Expense(2)                              28,554     22,966      55,858     45,983
                                                   -------    -------     -------    -------
Income Before Income Taxes                          11,541     10,586      21,503     18,130
Income Taxes                                         4,311      3,714       7,881      6,283
                                                   -------    -------     -------    -------
Net Income                                         $ 7,230    $ 6,872     $13,622    $11,847
                                                   =======    =======     =======    =======

Basic Net Income Per Share                         $   .40    $   .41     $   .76    $   .70
                                                   =======    =======     =======    =======
Diluted Net Income Per Share                       $   .40    $   .41     $   .76    $   .70
                                                   =======    =======     =======    =======

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

(2) Includes non-recurring merger related expenses at FNBA and CCBG in the second quarter of 2005 totaling approximately $959,000, and year-to-date 2005 totaling approximately
    $1.1 million.


(3)  INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at June 30, 2005 and December 31, 2004 were as follows:


                                                            June 30, 2005
                                             -------------------------------------------
                                             Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                         Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------
U.S. Treasury                                $ 23,235      $  -       $  169    $ 23,066
U.S. Government Agencies and Corporations      86,354        20          814      85,560
States and Political Subdivisions              51,736       148          208      51,676
Mortgage-Backed Securities                     22,131       100          170      22,061
Other Securities(1)                            13,497         -            -      13,497
                                             --------      ----       ------    --------
     Total Investment Securities             $196,953      $268       $1,361    $195,860
                                             ========      ====       ======    ========


                                                          December 31, 2004
                                             -------------------------------------------
                                             Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                         Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------
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



(4)  LOANS

The composition of the Company's loan portfolio at June 30, 2005 and December 31, 2004 was as follows:


(Dollars in Thousands)                      June 30, 2005     December 31, 2004
-------------------------------------------------------------------------------
Commercial, Financial and Agricultural       $  214,983          $  206,474
Real Estate-Construction                        148,462             140,190
Real Estate-Commercial Mortgage                 713,619             655,426
Real Estate-Residential                         553,034             438,484
Real Estate-Home Equity                         160,767             150,061
Real Estate-Loans Held-for-Sale                   9,624              11,830
Consumer                                        246,285             226,360
                                             ----------          ----------
   Loans, Net of Unearned Interest           $2,046,774          $1,828,825


(5)  ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30, 2005 and 2004, is as follows:


(Dollars in Thousands)                         June 30, 2005       June 30, 2004
--------------------------------------------------------------------------------
Balance, Beginning of Period                      $16,037             $12,429
Acquired Reserves                                   1,385               1,313
Provision for Loan Losses                             798               1,541
Recoveries on Loans Previously Charged-Off            943                 892
Loans Charged-Off                                  (1,712)             (2,518)
                                                  -------             -------
Balance, End of Period                            $17,451             $13,657
                                                  =======             =======



Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Selected information pertaining to impaired loans is depicted in the table below:

                                                 June 30, 2005        December 31, 2004
                                             --------------------   ---------------------
                                                        Valuation              Valuation
(Dollars in Thousands)                       Balance    Allowance   Balance    Allowance
-----------------------------------------------------------------------------------------
Impaired Loans:
With Related Valuation Allowance              $5,672      $2,910     $  578      $313
Without Related Valuation Allowance            3,346           -      3,150         -


(Dollars in Thousands)                           June 30, 2005     December 31, 2004
-------------------------------------------------------------------------------------
Average Recorded Investment in Impaired Loans        $9,724              $5,382

Interest Income on Impaired Loans:
  Recognized                                             62                 140
  Collected in Cash                                      62                 120




(6)  DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2005 and December 31, 2004 was as follows:


(Dollars in Thousands)                 June 30, 2005    December 31, 2004
-------------------------------------------------------------------------
NOW Accounts                            $  475,687         $  338,932
Money Market Accounts                      287,601            270,095
Savings Deposits                           162,665            147,348
Other Time Deposits                        576,074            571,520
                                        ----------         ----------
  Total Interest Bearing Deposits       $1,502,027         $1,327,895
                                        ==========         ==========


(7)  INTANGIBLE ASSETS

The Company had intangible assets of $113.1 million and $80.3 million at June 30, 2005 and December 31, 2004, respectively. Intangible assets were as follows:


                                       June 30, 2005                December 31, 2004
                                  ------------------------      ------------------------
                                   Gross      Accumulated        Gross      Accumulated
(Dollars in Thousands)             Amount     Amortization       Amount     Amortization
----------------------------------------------------------------------------------------
Core Deposit Intangibles          $ 47,176      $20,578         $ 42,078      $18,300
Goodwill                            88,297        3,786           58,127        3,786
Customer Relationship Intangible     1,867          210            1,867          114
Other                                  483          168              483           50
                                  --------      -------         --------      -------
  Total Intangible Assets         $137,823      $24,742         $102,555      $22,250
                                  ========      =======         ========      =======



Net Core Deposit Intangibles: As of June 30, 2005 and December 31, 2004, the Company had net core deposit intangibles of $26.6 million and $23.8 million, respectively. Amortization expense for the first half of 2005 and 2004 was $2.3 million and $1.7 million, respectively. Estimated annual amortization expense is $5.3 million.

Goodwill: As of June 30, 2005 and December 31, 2004, the Company had goodwill, net of accumulated amortization, of $84.5 million and $54.3 million, respectively. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other: As of June 30, 2005 and December 31, 2004, the Company had a customer relationship intangible, net of accumulated amortization, of $1.7 million and $1.8 million, respectively. This intangible was recorded as a result of the March 2004 acquisition of trust client relationships from Synovus Trust Company. Amortization expense for the first six months of 2005 and 2004 was $96,000 and $34,000, respectively. Estimated annual amortization expense is $191,000 based on a 10 year useful life.

As of June 30, 2005 and December 31, 2004, the Company also had a non-compete intangible, net of accumulated amortization, of $315,000 and $433,000, respectively. This intangible was recorded as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin, Georgia. Amortization expense for the first six months of 2005 was $118,000. Estimated annual amortization expense is $236,000 based on a 2-year useful life.


(8)  EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             ------------------      ------------------
(Dollars in Thousands)                        2005        2004        2005        2004
---------------------------------------------------------------------------------------
Discount rate                                 6.00%       6.25%       6.00%       6.25%
Long-term rate of return on assets            8.00%       8.00%       8.00%       8.00%

Service cost                                 $1,040      $  950      $2,080      $1,900
Interest cost                                   800         725       1,600       1,450
Expected return on plan assets                 (798)       (675)     (1,596)     (1,350)
Prior service cost amortization                  55          50         110         100
Net loss amortization                           295         300         590         600
                                             ------      ------      ------      ------
Net periodic benefit cost                    $1,392      $1,350      $2,784      $2,700
                                             ======      ======      ======      ======


The components of the net periodic benefit costs for the Company's Supplemental Executive Retirement Plan ("SERP") were as follows:

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                             ------------------      ------------------
(Dollars in Thousands)                        2005        2004        2005        2004
---------------------------------------------------------------------------------------
Discount rate                                 6.00%       6.25%       6.00%       6.25%
Long-term rate of return on assets             N/A         N/A         N/A         N/A

Service cost                                  $ 35        $ 48        $ 70        $ 96
Interest cost                                   54          65         108         129
Expected return on plan assets                 N/A         N/A         N/A         N/A
Prior service cost amortization                 15          30          30          61
Net loss/(gain) amortization                    21         (18)         42         (36)
                                              ----        ----        ----        ----
Net periodic benefit cost                     $125        $125        $250        $250
                                              ====        ====        ====        ====


(9) COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of June 30, 2005, the amounts associated with the Company's off-balance sheet obligations were as follows:


(Dollars in Millions)                  Amount
----------------------------------------------
Commitments to Extend Credit(1)        $471.1
Standby Letters of Credit              $ 21.0

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


(10)  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). Comprehensive income totaled $8.3 million and $13.9 million, respectively, for the three and six months ended June 30, 2005 and $5.0 million and $9.9 million, respectively, for the comparable periods in 2004. The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities totaled $452,000 and $(345,000), respectively, for the three and six months ended June 30, 2005, and $(1.4 million) for both the three and six months ended June 30, 2004. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the six months ended June 30, 2005 and 2004.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)

                                 2005                                2004                               2003
                          Second      First       Fourth      Third      Second      First       Fourth      Third
                       ----------------------  ----------------------------------------------  ----------------------
Summary of Operations:
  Interest Income      $   33,910  $   30,474  $   29,930  $   24,660  $   24,265  $   22,670  $   23,022  $   23,484
  Interest Expense          6,788       5,920       5,634       3,408       3,221       3,178       3,339       3,506
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      27,122      24,554      24,296      21,252      21,044      19,492      19,683      19,978
  Provision for
    Loan Losses               388         410         300         300         580         961         850         921
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        26,734      24,144      23,996      20,952      20,464      18,531      18,833      19,057
  Gain on Sale of Credit
    Card Portfolio              -           -         324       6,857           -           -           -           -
  Noninterest Income       12,041      11,060      11,596      10,864      11,031       9,881      10,614      10,952
  Merger Expense              234           -         436          68           4          42           -           -
  Noninterest Expense      26,362      25,267      24,481      21,565      21,597      21,033      20,593      20,184
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes           12,179       9,937      10,999      17,040       9,894       7,337       8,854       9,825
  Provision for
    Income Taxes            4,311       3,560       3,737       6,221       3,451       2,490       2,758       3,529
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    7,868  $    6,377  $    7,262  $   10,819  $    6,443  $    4,847  $    6,096  $    6,296
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   27,396  $   24,835  $   24,619  $   21,528  $   21,333  $   19,811  $   20,020  $   20,332

Per Common Share:
  Net Income Basic     $      .44  $      .36  $      .40  $      .66  $      .38  $      .30  $      .38  $      .38
  Net Income Diluted          .44         .36         .40         .66         .38         .30         .37         .38
  Dividends Declared         .152        .152        .152        .144        .144        .144        .144        .136
  Diluted Book Value        15.87       14.69       14.51       13.19       12.64       12.43       12.22       12.00
  Market Price:
    High                    33.46       33.60       36.78       32.96       34.52       36.44       37.46       32.74
    Low                     28.02       29.30       30.17       26.66       28.40       31.24       29.30       28.00
    Close                   32.32       32.41       33.44       30.97       31.67       33.00       36.79       30.53

Selected Average
Balances:
  Loans                $1,932,637  $1,827,327  $1,779,736  $1,524,401  $1,491,142  $1,357,206  $1,329,673  $1,336,139
  Earning Assets        2,170,483   2,047,049   2,066,111   1,734,708   1,721,655   1,634,468   1,636,269   1,634,689
  Assets                2,458,788   2,306,807   2,322,870   1,941,372   1,929,485   1,830,496   1,819,552   1,816,005
  Deposits              1,932,144   1,847,378   1,853,588   1,545,224   1,538,630   1,457,160   1,451,095   1,451,879
  Shareowners' Equity     278,107     260,946     248,773     217,273     210,211     206,395     201,939     199,060
  Common Equivalent
    Average Shares:
      Basic                18,094      17,700      17,444      16,604      16,593      16,578      16,528      16,527
      Diluted              18,102      17,708      17,451      16,609      16,596      16,607      16,581      16,575

Ratios:
  ROA                       1.28%       1.12%       1.24%       2.22%(2)    1.34%       1.06%       1.33%       1.38%
  ROE                      11.35%       9.91%      11.61%      19.81%(2)   12.33%       9.45%      11.98%      12.55%
  Net Interest
    Margin (FTE)            5.07%       4.92%       4.75%       4.94%       4.99%       4.88%       4.85%       4.94%
  Efficiency Ratio         63.56%      67.06%      63.85%      52.60%(2)   63.87%      68.06%      64.58%      61.93%


(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

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

The period-to-date averages used in this report are based on daily balances for each respective period. In certain circumstances, comparing average balances for the comparable quarters of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table I on page 26 for average balances and interest rates presented on a quarterly basis.

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

The Company is headquartered in Tallahassee, Florida and as of June 30, 2005 had 68 banking offices, six mortgage lending offices, 79 ATMs and 11 Bank'N Shop locations in Florida, Georgia and Alabama.

RESULTS OF OPERATIONS

Net Income
----------

Earnings for the three and six months ended June 30, 2005 were $7.9 million, or $0.44 per diluted share, and $14.2 million, or $0.80 per diluted share, respectively. This compares to $6.4 million, or $0.38 per diluted share, and $11.3 million, or $0.68 per diluted share in 2004.

The growth in earnings for the three and six month periods was driven by an increase in operating revenues and a decrease in the loan loss provision. Operating revenues (defined as net interest income plus noninterest income) increased 22.1% and 21.7% over the comparable three and six month periods in 2004. Growth in operating revenues is reflective of higher net interest income and noninterest income. Net interest income increased 28.9% and 27.5%, respectively, on a dollar basis, for the three and six month periods due to strong earning asset growth and an improved net interest margin. The increase in noninterest income is due to higher deposit service charge fees, asset management fees, and merchant fees. The loan loss provision declined 33.1% and 48.2% over the same periods in 2004. The lower loan loss provision reflects continued strong credit quality.

A condensed earnings summary is presented below.



                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                        ------------------      ------------------
(Dollars in Thousands)                    2005      2004          2005      2004
----------------------------------------------------------------------------------
Interest Income                          $33,910   $24,265       $64,384   $46,935
Taxable Equivalent Adjustment(1)             274       289           555       608
                                         -------   -------       -------   -------
Interest Income (FTE)                     34,184    24,554        64,939    47,543
Interest Expense                           6,788     3,221        12,708     6,399
                                         -------   -------       -------   -------
Net Interest Income (FTE)                 27,396    21,333        52,231    41,144
Provision for Loan Losses                    388       580           798     1,541
Taxable Equivalent Adjustment                274       289           555       608
                                         -------   -------       -------   -------
Net Interest Income After Provision       26,734    20,464        50,878    38,995
Noninterest Income                        12,041    11,031        23,101    20,912
Merger Expense                               234         4           234        46
Noninterest Expense                       26,362    21,597        51,629    42,630
                                         -------   -------       -------   -------
Income Before Income Taxes                12,179     9,894        22,116    17,231
Income Taxes                               4,311     3,451         7,871     5,941
                                         -------   -------       -------   -------
Net Income                               $ 7,868   $ 6,443       $14,245   $11,290
                                         =======   =======       =======   =======

Percent Change                            22.12%      .05%        26.17%   (11.80)%
Return on Average Assets(2)                1.28%     1.34%         1.21%     1.21%
Return on Average Equity(2)               11.35%    12.33%        10.66%    10.90%

(1) Computed using a statutory tax rate of 35%
(2) Annualized




Net Interest Income
-------------------

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Second quarter of 2005 taxable-equivalent net interest income increased $6.1 million, or 28.4%, over the comparable quarter in 2004. During the first half of 2005, taxable-equivalent net interest income increased $11.1 million, or 26.9%, respectively, over the first half of 2004. This favorable impact was caused by the effect of three acquisitions (two in 2004 and one in 2005), an improved earning asset mix and higher yields; partially offset by increased funding costs resulting from the higher interest rate environment. Table I on page 26 provides a comparative analysis of the Company's average balances and interest rates.

For the three month period ended June 30, 2005, taxable-equivalent interest income increased $9.6 million or 39.2%, over the comparable period in 2004. During the first half of 2005, taxable-equivalent interest income improved $17.4 million, or 36.6%, respectively, over the comparable period in 2004. During the second quarter of 2005, growth in interest income resulted from strong loan demand, the recent acquisition of the First National Bank of Alachua ("FNBA"), and higher earning asset yields attributable to the rising rate environment. New loan production and repricing of existing earning assets produced a 58 basis point improvement in the yield on earning assets, which increased from 5.74% for the second quarter in 2004 to 6.32% for the same period in 2005. The Federal Reserve increased interest rates during the second quarter of 2005, which continue to impact new production and repricing. Income generated on earning assets is anticipated to expand in the third quarter due to the improved earning asset mix and the higher rate environment.

Interest expense for the three and six month periods ended June 30, 2005 increased $3.6 million, or 110.7% and $6.3 million, or 98.6%, respectively, from the comparable prior year periods. The unfavorable variance is attributable to higher rates, acquired deposits and an unfavorable shift in mix, as certificates of deposit, generally a higher cost deposit product, increased relative to total deposits. The average rate paid on interest bearing liabilities in 2005 increased 63 basis points over the second quarter of 2004, to a level of 1.69%.

Interest expense is anticipated to increase in the third quarter as a result of the higher rate environment and increased competition for funding sources.

The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.63% in the first half of 2004 to 4.56% in the comparable period of 2005, reflecting the higher cost of funds.

The Company's net yield on earning assets (defined as taxable-equivalent net interest income divided by average earning assets) was 5.07% and 4.99%, respectively, for the three and six month periods of 2005, versus 4.99% and 4.93%, respectively, for the comparable periods in 2004. The increase in margin reflects higher asset yields driven by rising interest rates, partially offset by higher cost of funds.

If interest rates continue to rise at a measured pace, the net yield on earning assets is anticipated to increase slightly during the third quarter of 2005. Net interest income is expected to expand during the third quarter attributable to anticipated higher yield on earning assets, a favorable shift in mix of earning assets, and other factors noted above.

Provision for Loan Losses
-------------------------

The provision for loan losses was $388,000 and $798,000, respectively, for the three and six month periods ended June 30, 2005, compared to $580,000 and $1.5 million for the same periods in 2004. The decrease in the provision for the first half of 2005 reflects a lower level of net charge-offs between comparable periods.

Net charge-offs totaled $362,000, or .08% of average loans for the second quarter of 2005 compared to $631,000, or .18% for the second quarter of 2004. The primary reason for the decrease in net charge-offs is attributable to a lower level of credit card charge-offs due to the sale of the portfolio. At quarter-end the allowance for loan losses was .85% of outstanding loans and provided coverage of 289% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:


                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                         --------------------     --------------------
(Dollars in Thousands)                     2005        2004         2005        2004
--------------------------------------------------------------------------------------
CHARGE-OFFS
Commercial, Financial and Agricultural    $  302      $  286       $  390      $  453
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              2           -            6          39
Real Estate - Residential                     37          11           62          94
Consumer                                     536         885        1,254       1,932
                                          ------      ------       ------      ------
  Total Charge-offs                          877       1,182        1,712       2,518
                                          ------      ------       ------      ------

RECOVERIES
Commercial, Financial and Agricultural        98          24          107          36
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              -           -            -           -
Real Estate - Residential                     14         176           16         176
Consumer                                     403         333          820         680
                                          ------      ------       ------      ------
  Total Recoveries                           515         533          943         892
                                          ------      ------       ------      ------

Net Charge-offs                           $  362      $  649       $  769      $1,626
                                          ======      ======       ======      ======

Net Charge-offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                  .08%        .18%         .08%        .23%
                                          ======      ======       ======      ======




Noninterest Income
------------------

Noninterest income increased $1.0 million, or 9.2%, and $2.2 million, or 10.5%, respectively, over the comparable three and six month periods in 2004, primarily due to higher deposit service charge fees, asset management fees, and merchant fees. Noninterest income represented 30.7% and 30.9% of operating revenue for the three and six month periods of 2005 compared to 34.4% and 34.0% for the same periods in 2004. The decrease is due to strong growth in net interest income during 2005.

Service charges on deposit accounts increased $608,000, or 13.7% and $1.0 million, or 12.1%, respectively, over the comparable three and six month periods in 2004. The increase is due to the growth in deposit accounts, partially attributable to acquisitions, a fee structure change implemented in mid-2004, and an increase in non-sufficient funds (NSF) and overdraft fees due to increased NSF activity.

Data processing revenues of $650,000 and $1.3 million for the three and six month periods ended June 30, 2005 reflect a decrease of 7.5% and 5.9%, respectively, from the comparable periods in 2004. The decline is due to slightly lower revenues from one processing contract with a state agency. The Company currently provides data processing services for six financial clients and contract processing services for six non-financial clients. For the first half of 2005 and 2004, processing revenues for financial clients represented 67.6% and 64.4% of total processing revenues, respectively. Management anticipates that revenues for the remainder of 2005 will remain consistent with the first half of the year.

Income from asset management activities increased $63,000, or 6.6%, and $434,000, or 25.7%, respectively, over the comparable three and six month periods in 2004. The improvement for the three-month period is due primarily to growth in new business within existing markets. The increase for the first half of 2005 reflects trust assets acquired late in the first quarter of 2004. At June 30, 2005, assets under management totaled $651.0 million, representing an increase of $18.6 million, or 2.9% from the comparable period in 2004. Management anticipates that revenues for the remainder of 2005 will remain consistent with the first half of the year.

Mortgage banking revenues increased $50,000, or 5.1%, and $119,000, or 7.1%, respectively, over the comparable three and six month periods in 2004. The improvement is due to an increase in mortgage production, which is up 24.0% over the first half of 2004, reflecting growth in both portfolio loans (ARM product) and loans sold in the secondary market. Due to the increasing rate environment, a larger percentage of total production is being retained in the loan portfolio. Loans sold in the secondary market during the first half of 2005 increased 9.5% over the first half of 2004 to a level of $101.4 million. The residential loan pipeline at the end of the second quarter of 2005 reflects an increase of 27.2% over the pipeline at the end of the first quarter of 2005.

Other income increased $361,000, or 9.1%, and $722,000, or 9.2%, respectively, over the comparable three and six month periods in 2004. The increase for both periods is primarily due to growth in card processing fees and miscellaneous loan fees.

Noninterest income as a percent of average assets was 1.95% and 2.24%, respectively, for the first half of 2005 and 2004.

Noninterest Expense
-------------------

Noninterest expense increased $5.0 million, or 23.1%, and $9.2 million, or 21.5%, respectively, over the comparable three and six month periods in 2004. Factors impacting the Company's noninterest expense for the first six months of 2005 are discussed below.

Salaries and associate benefits expense increased $2.4 million, or 22.0%, and $4.2 million, or 19.5% over the comparable three and six month periods in 2004. For the first half of the year, the Company experienced increases in associate salaries of $2.9 million, payroll tax expense of $328,000, pension plan expense of $154,000, associate insurance expense of $328,000, and stock-based compensation of $523,000. The increases in associate salaries and payroll tax reflects the addition of associates from acquisitions in 2004 and 2005 and annual merit/market based raises for associates. The higher pension expense is due primarily to a lower discount rate used for the 2005 expense projection. The increase in associate insurance expense is primarily attributable to additional participants and higher healthcare insurance premiums. The increase in stock-based compensation reflects an increase in the number of participants in the Company's stock compensation plans and a higher level of projected performance.

Occupancy expense, including premises, furniture, fixtures and equipment increased $501,000, or 13.4%, and $870,000, or 11.7%, respectively, over the comparable three and six month periods in 2004. For the first half of the year, the Company experienced increases in depreciation of $185,000, maintenance and repairs (building) of $261,000, utilities of $66,000, property taxes of $191,000, tangible tax of $96,000, and maintenance agreements of $218,000 from the comparable period in 2004. The increase in the aforementioned expense categories is primarily reflective of incremental expense incurred with the addition of 12 new banking offices since the second quarter of 2004.

Other noninterest expense increased $1.5 million, or 24.7%, and $3.1 million, or 26.8%, respectively, over the comparable three and six month periods in 2004. For the first half of the year, the increase was primarily attributable to higher expense for the following categories: 1) legal - $190,000; 2) professional fees - $339,000; 3) processing services - $244,000;
4) advertising - $894,000; 5) printing and supplies - $197,000; 6) travel and entertainment - $136,000; and 7) interchange service fees - $391,000. The increase in legal fees is reflective of increased corporate governance initiatives and a general increase in legal services tied to corporate activities. The increase in professional fees is due to higher expense for external audit fees. The higher expense for processing fees is attributable to the cost of integrating recent acquisitions and core processing system upgrades. The increase in advertising expense reflects the marketing cost to support the new free checking product introduced in the first quarter of 2005. The higher expense for printing and supplies and travel and entertainment is driven by the recent acquisitions. The increase in interchange fees is due to increased card processing volume.

Net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization and one-time merger expenses) as a percent of average assets was 2.20% for the first half of 2005 compared to 2.14% in 2004. The Company's efficiency ratio (noninterest expense, excluding intangible amortization and one-time merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.23% for the first half of 2005 compared to 65.87% for the first half of 2004.

Income Taxes
------------

Relative to the prior year periods, the provision for income taxes increased $860,000, or 24.9%, during the second quarter and $1.9 million, or 32.5%, during the first six months of 2005, reflecting higher taxable income. The Company's effective tax rate for the first half of 2005 was 35.6% compared to 34.5% for the same period in 2004. The increase in the effective tax rate is primarily attributable to a lower level of tax-free loan and security income.


FINANCIAL CONDITION

Asset and liability balances include the integration of Farmers and Merchants Bank of Dublin on October 15, 2004, and First National Bank of Alachua on
May 20, 2005.

The Company's average assets increased $136.0 million, or 5.9%, to $2.46 billion for the quarter-ended June 30, 2005 from $2.32 billion in the fourth quarter of 2004. Average earning assets of $2.17 billion increased $104.4 million, or 5.1%, from the fourth quarter of 2004 driven by a $152.9 million, or 8.6%, increase in average loans. The growth in loans reflects the recent FNBA acquisition and strong organic loan growth.

The Company ended the second quarter with approximately $13.0 million in average net overnight funds sold as compared to $60.6 million in net overnight funds sold in the fourth quarter of 2004. The decline is primarily reflective of the Company's loan growth. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of June 30, 2005, the average investment portfolio decreased $12.5 million, or 6.1%, from the fourth quarter of 2004. Cash from portfolio run-off for the first half of the year has been used to fund loan growth. Management will continue to evaluate the need to purchase securities for the investment portfolio throughout 2005, taking into consideration liquidity needed to fund loan growth, acquisitions, and meet pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 2005 and December 31, 2004, shareowners' equity included a net unrealized loss of $0.7 million and $0.4 million, respectively.

Average loans increased $152.9 million, or 8.6%, from the fourth quarter of 2004. The increase was driven by gains in all loan categories reflective of loans integrated from the FNBA acquisition and from organic loan growth for the first half of the year. Exclusive of the FNBA acquisition, period end loans increased $97.5 million, or 5.3% over the fourth quarter of 2004. Loan activity in all markets remains moderate to strong.

The Company's nonperforming loans were $6.2 million at June 30, 2005, versus $4.6 at December 31, 2004. The increase is attributable to the addition of one large commercial real estate loan relationship for which the bank recently received a deed in lieu of foreclosure. Management expects no significant loss upon the disposition of this asset. As a percent of nonperforming loans, the allowance for loan losses represented 289% at June 30, 2005 versus 345% at December 31, 2004. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $0.2 million at

June 30, 2005, versus $0.6 million at December 31, 2004. The ratio of nonperforming assets as a percent of loans plus other real estate was .30% at June 30, 2005 compared to .29% at December 31, 2004.

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

The allowance for loan losses at June 30, 2005 was $17.5 million, compared to $16.0 million at year-end 2004. The increase from year-end primarily reflects the integration of acquired loan reserves from FNBA in the second quarter of 2005. At quarter-end 2005, the allowance represented 0.85% of total loans. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at June 30, 2005 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Average total deposits increased $78.6 million, or 4.2% from the fourth quarter of 2004 driven by a $84.1 million increase in nonmaturity deposits. This increase primarily reflects accounts added from the FNBA acquisition and new accounts gained from the Company's free-checking campaign initiated early in the first quarter of 2005.

The ratio of average noninterest bearing deposits to total deposits was 28.2% for the second quarter of 2005 compared to 29.9% for the fourth quarter of 2004. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 74.2%, and 72.1%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

General. Liquidity for a banking institution is the availability of funds to meet increased loan demand, excessive deposit withdrawals, and the payment of other contractual cash obligations. Management monitors the Company's financial position in an effort to ensure the Company has ready access to sufficient liquid funds to meet normal transaction requirements and take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, bank lines of credit for the Company, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank ("FHLB") advances.

Borrowings. The Company maintains a $25.0 million revolving line of credit. As of June 30, 2005, the Company had no borrowings under the revolving line of credit. For the first six months of the year, the Bank has made scheduled FHLB advance payments totaling $51.1 million and obtained $53.8 million in new FHLB advances. The aforementioned borrowing activity for the year includes a new short-term advance for $50.0 million that was obtained in May and repaid in June.

The Company issued a $32.0 million junior subordinated deferrable interest note in May 2005 to a wholly owned Delaware statutory trust, Capital City Bank Group Capital Trust II ("CCBG Capital Trust II"). Interest payments are due quarterly at a fixed rate of 6.07% for five years, then adjustable annually to three month LIBOR plus a margin of 1.80%. The note matures on June 15, 2035. The proceeds of the borrowing were used to partially fund the First National Bank of Alachua acquisition.

The Company ended the second quarter of 2005 with approximately $13.0 million in average net overnight funds sold as compared to $60.6 million net overnight funds sold in the fourth quarter of 2004. The decline reflects cash used to fund loan growth. If loan growth continues at its current pace, the Company expects to be a net purchaser of funds in the third quarter.

Contractual Cash Obligations. The Company maintains certain debt and operating lease commitments that require cash payments. The table below details those future cash commitments as of June 30, 2005:



                                      Payments Due After June 30, 2005
---------------------------------------------------------------------------------------
                           2005
(Dollars in Thousands)  (Remaining)  2006    2007    2008    2009  Thereafter    Total
---------------------------------------------------------------------------------------
Federal Home Loan
  Bank Advances           $17,320  $22,843  $5,905  $4,905  $2,775  $ 33,124   $ 86,872
Subordinated Notes
  Payable                       -        -       -       -       -    62,887     62,887
Operating Lease
  Obligations                 707    1,243   1,122   1,114   1,104     7,129     12,419
                          -------  -------  ------  ------  ------  --------   --------
Total Contractual
  Cash Obligations        $18,027  $24,086  $7,027  $6,019  $3,879  $103,140   $162,178
                          =======  =======  ======  ======  ======  ========   ========




Capital
-------

The Company's equity capital was $295.4 million as of June 30, 2005 compared to $256.8 million as of December 31, 2004. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 9.28% at June 30, 2005 compared to 8.79% at December 31, 2004. Further, the Company's risk-adjusted capital ratio of 11.96% at June 30, 2005 exceeds the 8.0% minimum requirement under risk-based regulatory guidelines. As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in the Company's capital calculations previously noted.

Adequate capital and financial strength is paramount to the stability of CCBG and its subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the second quarter of 2005 totaled $.1520 per share compared to $.1440 per share for the second quarter of 2004, an increase of 5.6%. The dividend payout ratios for the second quarter ended 2005 and 2004 were 34.5% and 37.9%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At June 30, 2005, these regulations and covenants did not impair the Company's (or the Bank's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first six months of 2005, shareowners' equity increased $38.6 million, or 30.0%, on an annualized basis. Growth in equity during the first half of the year was positively impacted by net income of $14.2 million, the issuance of common stock of $29.5 million, and stock-based compensation accretion of $0.7 million. Equity was reduced by dividends paid during the first half of the year by $5.5 million, or $.304 per share and an increase in the net unrealized loss on available-for-sale securities of $0.3 million. At June 30, 2005, the Company's common stock had a book value of $15.87 per diluted share compared to $14.50 at December 31, 2004.

On July 1, 2005, the Company executed a five-for-four stock split in the form of a 25% stock dividend, payable to shareowners of record as of close of business on June 17, 2005. All share, per share, and shareowners' equity data in this Form 10-Q have been adjusted to reflect the stock split.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 781,250 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 390,625 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the second quarter of 2005. From March 30, 2000 through June 30, 2005, the Company repurchased 715,884 shares at an average purchase price of $15.34 per share.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At June 30, 2005, the Company had $471.1 million in commitments to extend credit and $21.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

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

Core deposit assets represent the premium the Company paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 5.5-10 years. Generally, core deposits refer to nonpublic, nonmaturing deposits including noninterest-bearing deposits, NOW, money market and savings. The Company makes certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the customer bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates may materially affect reported earnings.

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

Information on components of the Company's net periodic benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements included herein and Note 8 of the Notes to Consolidated Financial Statements in the Company's 2004 10-K.

Recent Accounting Pronouncements
--------------------------------

SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer when those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The Company has adopted SOP 03-3 and application of its guidance for the recent FABC acquisition did not have a significant impact on the Company's financial statements. Loans acquired in future acquisitions will continue to be accounted for under SOP 03-3.

TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                                    FOR THREE MONTHS ENDED JUNE 30,
                                                  2005                          2004
                                       --------------------------   --------------------------
                                         Balance  Interest  Rate     Balance   Interest  Rate
                                       ---------- --------  -----   ---------- --------  -----
Loans, Net of Unearned Interest(1)(2)  $1,932,637  $32,200  6.68%   $1,491,142  $22,961  6.19%
Taxable Investment Securities             149,958    1,113  2.96%      134,634      745  2.21%
Tax-Exempt Investment Securities(2)        41,316      513  4.97%       50,191      732  5.83%
Funds Sold                                 46,572      358  3.04%       45,688      116  1.01%
                                       ----------  -------  ----    ----------  -------  ----
   Total Earning Assets                 2,170,483   34,184  6.32%    1,721,655   24,554  5.74%
Cash & Due From Banks                     104,336                       89,921
Allowance for Loan Losses                 (16,998)                     (13,804)
Other Assets                              200,967                      131,713
                                       ----------                   ----------
      TOTAL ASSETS                     $2,458,788                   $1,929,485

LIABILITIES
NOW Accounts                           $  413,799  $   560  0.54%   $  283,297  $   121  0.17%
Money Market Accounts                     270,195      830  1.23%      215,746      239  0.44%
Savings Accounts                          155,286       75  0.19%      129,684       32  0.10%
Other Time Deposits                       547,919    3,153  2.31%      433,514    1,993  1.85%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Deposits          1,387,199    4,618  1.34%    1,062,241    2,385  0.90%
Short-Term Borrowings                     108,508      734  2.71%      109,723      249  0.91%
Subordinated Note Payable                  45,681      667  5.86%            -        -     -
Other Long-Term Borrowings                 68,975      769  4.47%       53,752      587  4.39%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Liabilities       1,610,363    6,788  1.69%    1,225,716    3,221  1.06%
Noninterest Bearing Deposits              544,945                      476,389
Other Liabilities                          25,373                       17,169
                                       ----------                   ----------
     TOTAL LIABILITIES                  2,180,681                    1,719,274

SHAREOWNERS' EQUITY
     TOTAL SHAREOWNERS' EQUITY            278,107                      210,211
                                       ----------                   ----------

     TOTAL LIABILITIES & EQUITY        $2,458,788                   $1,929,485
                                       ==========                   ==========

Interest Rate Spread                                        4.63%                        4.68%
                                                            ====                         ====
Net Interest Income                                $27,396                      $21,333
                                                   =======                      =======
Net Interest Margin(3)                                      5.07%                        4.99%
                                                            ====                         ====



                                                    FOR SIX MONTHS ENDED JUNE 30,
                                                  2005                         2004
                                       --------------------------   --------------------------
                                         Balance  Interest  Rate     Balance   Interest  Rate
                                       ---------- --------  -----   ---------- --------  -----
ASSETS
Loans, Net of Unearned Interest(1)(2)  $1,880,272  $61,120  6.56%   $1,424,175  $44,271  6.25%
Taxable Investment Securities             151,740    2,203  2.91%      128,167    1,380  2.15%
Tax-Exempt Investment Securities(2)        42,615    1,099  5.16%       52,233    1,554  5.95%
Funds Sold                                 34,479      517  2.98%       73,487      338  0.91%
                                       ----------  -------  ----    ----------  -------  ----
   Total Earning Assets                 2,109,106   64,939  6.21%    1,678,062   47,543  5.70%
Cash & Due From Banks                     100,848                       90,124
Allowance for Loan Losses                 (16,585)                     (13,264)
Other Assets                              189,849                      125,069
                                       ----------                   ----------
      TOTAL ASSETS                     $2,383,218                   $1,879,991

LIABILITIES
NOW Accounts                           $  386,626  $ 1,007  0.53%   $  277,588  $   245  0.18%
Money Market Accounts                     261,072    1,455  1.12%      215,412      478  0.45%
Savings Accounts                          151,502      151  0.20%      122,835       60  0.10%
Other Time Deposits                       549,983    6,314  2.31%      427,007    3,996  1.88%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Deposits          1,349,183    8,927  1.33%    1,042,842    4,779  0.92%
Short-Term Borrowings                      94,125    1,184  2.54%      107,064      536  1.01%
Subordinated Note Payable                  38,345    1,108  5.83%            -        -     -
Other Long-Term Borrowings                 68,590    1,489  4.38%       50,387    1,084  4.33%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Liabilities       1,550,243   12,708  1.65%    1,200,293    6,399  1.07%
Noninterest Bearing Deposits              540,812                      455,053
Other Liabilities                          22,589                       16,342
                                       ----------                   ----------
     TOTAL LIABILITIES                  2,113,644                    1,671,688

SHAREOWNERS' EQUITY
     TOTAL SHAREOWNERS' EQUITY            269,574                      208,303
                                       ----------                   ----------

     TOTAL LIABILITIES & EQUITY        $2,383,218                   $1,879,991
                                       ==========                   ==========

Interest Rate Spread                                        4.56%                        4.63%
                                                            ====                         ====
Net Interest Income                                $52,231                      $41,144
                                                   =======                      =======
Net Interest Margin(3)                                      4.99%                        4.93%
                                                            ====                         ====


(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $820,478 and $1.3 million, for the three and six months ended June 30, 2005, versus $528,000 and $873,000, for the comparable periods ended June 30, 2004.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

(3) Taxable equivalent net interest income divided by average earning assets.


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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 28. This table presents the Company's consolidated interest rate sensitivity position as of June 30, 2005 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Other Than Trading Portfolio)


                                                         As of June 30, 2005
                              --------------------------------------------------------------------------------   Fair
(Dollars in Thousands)          Year 1     Year 2     Year 3      Year 4     Year 5     Beyond      Total        Value
-------------------------------------------------------------------------------------------------------------------------
Loans
  Fixed Rate                  $  371,720   $174,391   $ 96,393    $61,712    $27,637    $25,534   $  757,387   $  745,841
    Average Interest Rate          6.24%      7.01%      7.14%      6.81%      7.11%      6.18%        6.61%
  Floating Rate(2)             1,018,582    152,998     97,721      8,172      5,270      6,645    1,289,388    1,289,946
    Average Interest Rate          5.39%      6.13%      6.39%      7.08%      7.46%      7.62%        5.59%
Investment Securities(3)
  Fixed Rate                     105,989     31,496     21,997      5,281      1,395     27,248      193,406      193,406
    Average Interest Rate          2.62%      3.14%      3.28%      3.45%      3.78%      4.28%        3.04%
  Floating Rate                    2,454          -          -          -          -          -        2,454        2,454
    Average Interest Rate          4.51%          -          -          -          -          -        4.51%
Other Earning Assets
  Floating Rate                   59,062          -          -          -          -          -       59,062       59,062
    Average Interest Rates         3.10%          -          -          -          -          -        3.10%
Total Financial Assets        $1,557,807   $358,885   $216,111    $75,165    $34,302    $59,427   $2,301,697   $2,290,709
    Average Interest Rates         5.32%      6.30%      6.41%      6.61%      7.03%      5.47%        5.64%

Deposits(4)
  Fixed Rate Deposits         $  427,064   $ 90,030   $ 40,776    $11,585    $ 7,461    $   258   $  577,174   $  555,784
    Average Interest Rates         2.27%      2.96%      3.47%      3.37%      3.62%      4.88%        2.50%
  Floating Rate Deposits         924,852          -          -          -          -          -      924,852      891,570
    Average Interest Rates         0.75%          -          -          -          -          -        0.75%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  3,275     26,418      3,881      3,914      3,846     31,811       73,145       73,981
    Average Interest Rate          4.70%      3.17%      4.67%      3.72%      4.63%      5.08%        4.26%
  Floating Rate Debt              71,148          -          -          -     62,887          -      134,035      134,268
    Average Interest Rate          2.63%          -          -          -      5.89%          -        4.16%
Total Financial Liabilities   $1,426,339   $116,448   $ 44,657    $15,499    $74,194    $32,069   $1,709,207   $1,655,603
    Average interest Rate          1.31%      3.01%      3.58%      3.46%      5.60%      5.08%        1.76%


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


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has reviewed the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(l) under the Securities Exchange Act of 1934). There have not been any changes in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEMS 1-3.

Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 26, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

   For terms to expire at                     Against/      Abstentions/
   the 2008 annual meeting:        For        Withheld    Broker Non-Votes
   ------------------------    ------------  ----------  -------------------
   Thomas A. Barron             11,149,980     13,609             -
   J. Everitt Drew              11,148,011     15,578             -
   Lina S. Knox                 11,069,396     94,193             -
   John R. Lewis                11,086,005     77,585             -

2. The shareowners ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2005. The number of votes cast were as follows:

                             Against/       Abstentions/
                 For         Withheld     Broker Non-Vote
             ------------   ----------   -----------------
              11,140,536      13,908           9,145


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS

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

CAPITAL CITY BANK GROUP, INC.
        (Registrant)



By: /s/ J. Kimbrough Davis
    -------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer

Date:  August 9, 2005

??