Form 10-Q
period 2005-09-30
CAPITAL CITY BANK GROUP INC
filed 2005-11-09
CIK 726601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                         For the Quarterly Period Ended
                               September 30, 2005
                               ------------------

                         Commission File Number: 0-13358


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


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]    No [X]


At October 28, 2005, 18,623,782 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


                        CAPITAL CITY BANK GROUP, INC.

                            FORM 10-Q    I N D E X



ITEM         PART I. FINANCIAL INFORMATION                        PAGE NUMBER
----         -----------------------------                        -----------

1.           Consolidated Financial Statements                          3

2.           Management's Discussion and Analysis of
             Financial Condition and Results of Operations             14

3.           Quantitative and Qualitative Disclosures
             About Market Risk                                         29

4.           Controls and Procedures                                   31

ITEM         PART II. OTHER INFORMATION
----         --------------------------

1.           Legal Proceedings                                 Not Applicable

2.           Unregistered Sales of Equity Securities and
             Use of Proceeds                                   Not Applicable

3.           Defaults Upon Senior Securities                   Not Applicable

4.           Submission of Matters to a Vote of
             Security Holders                                  Not Applicable

5.           Other Information                                 Not Applicable

6.           Exhibits                                                  32

Signatures                                                             32



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


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    CAPITAL CITY BANK GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                 FOR THE PERIODS ENDED SEPTEMBER 30
                                             (Unaudited)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                   ------------------        --------------------
(Dollars in Thousands, Except Per Share Data)(1)     2005        2004          2005        2004
-------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                         $35,331     $23,316       $96,278     $67,510
Investment Securities:
  U.S. Treasury                                         89         167           347         619
  U.S. Govt. Agencies and Corporations                 788         507         2,442       1,298
  States and Political Subdivisions                    416         468         1,132       1,491
  Other Securities                                     144          55           436         191
Funds Sold                                             121         147           638         486
                                                   -------     -------      --------     -------
       Total Interest Income                        36,889      24,660       101,273      71,595

INTEREST EXPENSE
Deposits                                             5,480       2,434        14,407       7,213
Short-Term Borrowings                                  691         332         1,875         868
Subordinated Notes Payable                             931           -         2,039           -
Other Long-Term Borrowings                             783         642         2,272       1,726
                                                   -------     -------      --------     -------
       Total Interest Expense                        7,885       3,408        20,593       9,807
                                                   -------     -------      --------     -------
Net Interest Income                                 29,004      21,252        80,680      61,788
Provision for Loan Losses                              376         300         1,174       1,841
                                                   -------     -------      --------     -------
  Net Interest Income After
    Provision for Loan Losses                       28,628      20,952        79,506      59,947

NONINTEREST INCOME
Service Charges on Deposit Accounts                  5,635       4,487        15,018      12,858
Data Processing                                        660         652         1,917       1,988
Asset Management Fees                                1,050       1,035         3,175       2,726
Gain (Loss) on Sale of
  Investment Securities                                  9         (13)            9           7
Mortgage Banking Revenues                            1,317         806         3,116       2,486
Gain on Sale of Credit Card Portfolio                    -       6,857             -       6,857
Other                                                4,452       3,897        12,989      11,711
                                                   -------     -------      --------     -------
       Total Noninterest Income                     13,123      17,721        36,224      38,633
                                                   -------     -------      --------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits                     14,046      10,966        39,793      32,515
Occupancy, Net                                       2,119       1,828         6,091       5,194
Furniture and Equipment                              2,285       2,174         6,589       6,214
Intangible Amortization                              1,430         921         3,922       2,673
Merger Expense                                         180          68           414         114
Other                                                8,549       5,676        23,663      17,599
                                                   -------     -------      --------     -------
       Total Noninterest Expense                    28,609      21,633        80,472      64,309
                                                   -------     -------      --------     -------

Income Before Income Taxes                          13,142      17,040        35,258      34,271
Income Taxes                                         4,565       6,221        12,436      12,162
                                                   -------     -------      --------     -------

NET INCOME                                         $ 8,577     $10,819       $22,822     $22,109
                                                   =======     =======      ========     =======
BASIC NET INCOME PER SHARE                         $   .46     $   .66       $  1.26     $  1.34
                                                   =======     =======      ========     =======
DILUTED NET INCOME PER SHARE                       $   .46     $   .66       $  1.26     $  1.34
                                                   =======     =======      ========     =======

Average Basic Shares Outstanding                18,623,037  16,603,681    18,142,502  16,591,499
                                                ==========  ==========    ==========  ==========
Average Diluted Shares Outstanding              18,648,504  16,608,681    18,156,764  16,594,847
                                                ==========  ==========    ==========  ==========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective
    July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                             CAPITAL CITY BANK GROUP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                                     (Unaudited)

                                                     September 30,        December 31,
(Dollars In Thousands, Except Share Data)(1)              2005                 2004
--------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                               $  109,847           $   87,039
Funds Sold and Interest Bearing Deposits                  16,382               74,506
                                                      ----------           ----------
  Total Cash and Cash Equivalents                        126,229              161,545
Investment Securities, Available-for-Sale                192,435              210,240

Loans, Net of Unearned Interest                        2,052,892            1,828,825
  Allowance for Loan Losses                              (17,424)             (16,037)
                                                      ----------           ----------
    Loans, Net                                         2,035,468            1,812,788

Premises and Equipment                                    71,044               58,963
Goodwill                                                  84,710               54,341
Other Intangible Assets                                   27,141               25,964
Other Assets                                              46,475               40,172
                                                      ----------           ----------
      Total Assets                                    $2,583,502           $2,364,013
                                                      ==========           ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                        $  571,880           $  566,991
  Interest Bearing Deposits                            1,453,608            1,327,895
                                                      ----------           ----------
    Total Deposits                                     2,025,488            1,894,886

Short-Term Borrowings                                     92,746               96,014
Subordinated Notes Payable                                62,887               30,928
Other Long-Term Borrowings                                71,526               68,453
Other Liabilities                                         29,278               16,932
                                                      ----------           ----------
      Total Liabilities                                2,281,925            2,107,213

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
   shares authorized, no shares outstanding                    -                    -
Common Stock, $.01 par value; 90,000,000
  shares authorized; 18,623,778 shares outstanding
  at September 30, 2005 and 17,694,139
  shares outstanding at December 31, 2004                    186                  177
Additional Paid-In Capital                                83,185               53,328
Retained Earnings                                        219,099              204,648
Accumulated Other Comprehensive Loss, Net of Tax            (893)                (353)
                                                      ----------           ----------
      Total Shareowners' Equity                          301,577              256,800
                                                      ----------           ----------
        Total Liabilities and Shareowners' Equity     $2,583,502           $2,364,013
                                                      ==========           ==========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                                  Additional                   Accumulated Other
                                                      Common       Paid-In        Retained       Comprehensive
(Dollars in Thousands, Except Per Share Data)(1)      Stock        Capital        Earnings     Loss, Net of Taxes     Total
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                            $177         $52,328        $204,648          $(353)          $256,800
Comprehensive Income:
  Net Income                                            -               -          22,822
  Net Change in Unrealized Loss
    On Available-for-Sale Securities                    -               -               -           (540)
Total Comprehensive Income                              -               -               -              -             22,282
Cash Dividends ($.456 per share)                        -               -          (8,371)             -             (8,371)
Stock Performance Plan Compensation                     -           1,077               -              -              1,077
Issuance of Common Stock                                9          29,780               -              -             29,789

Balance, September 30, 2005                          $186         $83,185        $219,099          $(893)          $301,577


(1) All share, per share, and shareowners' equity data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                CAPITAL CITY BANK GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
                                       (Unaudited)

(Dollars in Thousands)                                      2005             2004
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $ 22,822         $ 22,109
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                1,174            1,841
    Depreciation                                             4,324            3,877
    Net Securities Amortization                              1,133            1,673
    Amortization of Intangible Assets                        3,922            2,673
    Gain on Sale of Investment Securities                       (9)              (7)
    Non-Cash Compensation                                    1,083            1,686
    Net (Increase) Decrease in Other Assets                 (4,463)           5,762
    Net Increase in Other Liabilities                       13,371            8,263
                                                          --------         --------
Net Cash Provided by Operating Activities                   43,357           47,877
                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Payments/Maturities/Sales of
  Investment Securities Available-for-Sale                  94,587          119,650
Purchase of Investment Securities Available-for-Sale       (43,920)         (81,594)
Net Increase in Loans                                     (106,858)        (113,296)
Net Cash Acquired (Used) in Acquisitions                    37,412          (18,079)
Purchase of Premises & Equipment                           (13,264)          (5,145)
Proceeds from Sales of Premises & Equipment                    175            1,010
                                                          --------         --------
Net Cash Used in Investing Activities                      (31,868)         (97,454)
                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits                                   (70,983)          (6,093)
Net Decrease in Short-Term Borrowings                      (88,311)         (46,968)
Proceeds from Subordinated Note Payable                     31,959                -
Increase in Other Long-Term Borrowings                      88,116           28,456
Dividends Paid                                              (8,371)          (7,169)
Issuance of Common Stock                                       785              569
                                                          --------         --------
Net Cash Used in Financing Activities                      (46,805)         (31,205)
                                                          --------         --------

Net Decrease in Cash and Cash Equivalents                  (35,316)         (80,782)
Cash and Cash Equivalents at Beginning of Period           161,545          218,592
                                                          --------         --------
Cash and Cash Equivalents at End of Period                $126,229         $137,810
                                                          ========         ========

Supplemental Disclosure:
  Interest Paid on Deposits                               $ 13,685         $  7,263
                                                          ========         ========
  Interest Paid on Debt                                   $  6,034         $  2,616
                                                          ========         ========
  Taxes Paid                                              $ 11,129         $  6,786
                                                          ========         ========
  Transfer of Loans to Other Real Estate                  $  2,391         $  1,063
                                                          ========         ========
  Issuance of Common Stock as Non-Cash Compensation       $    339         $  1,686
                                                          ========         ========
  Transfer of Current Portion of Long-Term Borrowings
    to Short-Term Borrowings                              $ 42,649         $ 15,000
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004.

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

On July 1, 2005, the Company executed a five-for-four stock split in the form of a 25% stock dividend, payable to shareowners of record as of close of business on June 17, 2005. All share, per share, and shareowners' equity data have been adjusted to reflect the stock split.

Stock-based Compensation
------------------------

As of September 30, 2005, the Company had three stock-based compensation plans, consisting of the Associate Incentive Plan ("AIP"), the Associate Stock Purchase Plan and the Director Stock Purchase Plan. Under the AIP, performance share units are awarded to participants based on performance goals being achieved. In addition, pursuant to the AIP, the Company executed stock option arrangements for 2005, 2004, and 2003 for a key executive officer (William G. Smith, Jr.). As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to four years. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2004 and 2005 as all awards have grant dates after January 1, 2003.


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

The information below lists the consolidated assets and liabilities of FNBA as of May 20, 2005, along with the consideration paid.

                                               First National Bank
(Dollars in Thousands)                             of Alachua
------------------------------------------------------------------
Cash and Due From Banks                             $  9,082
Funds Sold                                            58,312
   Total Cash and Cash Equivalents                    67,394
Investment Securities, Available-for-Sale             35,181
Loans, Net of Unearned Interest                      119,262
Intangible Assets                                     35,623
Other Assets                                           3,282
Total Assets Acquired                               $260,742

Total Deposits                                      $201,748
Long-Term Borrowings                                       -
Other Liabilities                                        994
Total Liabilities Assumed                           $202,742

Consideration Paid to FABC Shareowners              $ 58,000



The following unaudited pro forma financial information for the three and nine months ended September 30, 2005 and 2004, presents the consolidated operations of the Company as if the FNBA acquisition had been made on January 1, 2004. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of FNBA been consummated on this earlier date, and do not project the Company's results of operations for any future period:




                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                    ------------------      -------------------
(Dollars in Thousands, Except Per Share Data)(1)     2005       2004(3)      2005       2004(3)
-----------------------------------------------------------------------------------------------
Interest Income                                     $36,889    $27,425     $105,661    $79,900
Interest Expense                                      7,885      4,563       22,418     13,285
Net Interest Income                                  29,004     22,862       83,243     66,615
Provision for Loan Losses                               376        300        1,174      1,841
Net Interest Income After
  Provision for Loan Losses                          28,628     22,562       82,069     64,774
Noninterest Income                                   13,123     18,178       37,043     40,079
Noninterest Expense(2)                               28,609     23,425       84,467     69,879
Income Before Income Taxes                           13,142     17,315       34,645     34,974
Income Taxes                                          4,565      6,326       12,446     12,429
Net Income                                          $ 8,577    $10,989     $ 22,199    $22,545

Basic Net Income Per Share                          $  0.46    $  0.63     $   1.22    $  1.29
Diluted Net Income Per Share                        $  0.46    $  0.63     $   1.22    $  1.29

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective
    July 1, 2005.

(2) Includes non-recurring merger related expenses at CCBG in the third quarter of 2005 totaling approximately $180,000, and year-to-date 2005 at FNBA and CCBG totaling approximately $1.3 million.

(3) Includes $6.9 million ($4.2 million after-tax) one-time gain on sale of credit card portfolio.

(3) INVESTMENT SECURITIES

The carrying value and related market value of investment securities at September 30, 2005 and December 31, 2004 were as follows:

                                                         September 30, 2005
                                             -------------------------------------------
                                             Amortized  Unrealized  Unrealized   Market
----------------------------------------------------------------------------------------
(Dollars in Thousands)                          Cost      Gains       Losses      Value
U.S. Treasury                                $ 15,642      $  -       $  114    $ 15,528
U.S. Government Agencies and Corporations      83,789         -          880      82,909
States and Political Subdivisions              57,363       100          341      57,122
Mortgage-Backed Securities                     22,942        67          229      22,780
Other Securities(1)                            14,096         -            -      14,096
                                             --------      ----       ------    --------
    Total Investment Securities              $193,832      $167       $1,564    $192,435
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



(4) LOANS

The composition of the Company's loan portfolio at September 30, 2005 and December 31, 2004 was as follows:


(Dollars in Thousands)                    September 30, 2005   December 31, 2004
-------------------------------------------------------------------------------
Commercial, Financial and Agricultural       $  216,695           $  206,474
Real Estate - Construction                      152,042              140,190
Real Estate - Commercial Mortgage               712,682              655,426
Real Estate - Residential                       555,526              438,484
Real Estate - Home Equity                       162,309              150,061
Real Estate - Loans Held-for-Sale                 4,866               11,830
Consumer                                        248,772              226,360
                                             ----------           ----------
  Loans, Net of Unearned Interest            $2,052,892           $1,828,825
                                             ==========           ==========



(5) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month periods ended September 30, 2005 and 2004, is as follows:


(Dollars in Thousands)                       September 30, 2005    September 30, 2004
-------------------------------------------------------------------------------------
Balance, Beginning of the Period                  $16,037               $12,429
Acquired Reserves                                   1,385                 1,313
Provision for Loan Losses                           1,174                 1,841
Recoveries on Loans Previously Charged-Off          1,361                 1,267
Loans Charged-Off                                  (2,533)               (3,722)
Reserves Reversal - Credit Card Portfolio Sale          -                  (800)
                                                  -------               -------
Balance, End of Period                            $17,424               $12,328
                                                  =======               =======


Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS 114, "Accounting by Creditors for Impairment of a Loan." Selected information pertaining to impaired loans is depicted in the table below:


                                              September 30, 2005      December 31, 2004
                                             --------------------   ---------------------
                                                        Valuation              Valuation
(Dollars in Thousands)                       Balance    Allowance   Balance    Allowance
-----------------------------------------------------------------------------------------
Impaired Loans:
  With Related Valuation Allowance            $6,189      $3,232     $  578       $313
  Without Related Valuation Allowance          1,412           -      3,150          -


(Dollars in Thousands)                        September 30, 2005      December 31, 2004
----------------------------------------------------------------------------------------
Average Recorded Investment in Impaired Loans       $9,472                 $5,382

Interest Income on Impaired Loans:
  Recognized                                           168                    140
  Collected in Cash                                    168                    120



(6) DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 2005 and December 31, 2004 was as follows:


(Dollars in Thousands)                 September 30, 2005        December 31, 2004
----------------------------------------------------------------------------------
NOW Accounts                              $  481,767                $  338,932
Money Market Accounts                        267,074                   270,095
Savings Deposits                             155,471                   147,348
Other Time Deposits                          549,296                   571,520
                                          ----------                ----------
  Total Interest Bearing Deposits         $1,453,608                $1,327,895



(7) INTANGIBLE ASSETS

The Company had intangible assets of $111.9 million and $80.3 million at September 30, 2005 and December 31, 2004, respectively. Intangible assets were as follows:

                                     September 30, 2005             December 31, 2004
                                  ------------------------      -------------------------
                                    Gross     Accumulated          Gross     Accumulated
(Dollars in Thousands)              Amount    Amortization         Amount    Amortization
-----------------------------------------------------------------------------------------
Core Deposits Intangibles          $ 47,176     $21,901           $ 42,078     $18,300
Goodwill                             88,497       3,786             58,127       3,786
Customer Relationship Intangible      1,867         257              1,867         114
Other                                   483         228                483          50
                                   --------     -------           --------     -------
  Total Intangible Assets          $138,023     $26,172           $102,555     $22,250
                                   ========     =======           ========     =======



Net Core Deposit Intangibles: As of September 30, 2005 and December 31, 2004, the Company had core deposit intangibles (net of accumulated amortization) of $25.3 million and $23.8 million, respectively. Amortization expense for the first nine months of 2005 and 2004 was $3.6 million and $2.6 million, respectively. Estimated annual amortization expense is $5.3 million.

Goodwill: As of September 30, 2005 and December 31, 2004 the Company had goodwill, net of accumulated amortization, of $84.7 million and $54.3 million, respectively. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other: As of September 30, 2005, the Company had a customer relationship intangible, net of accumulated amortization, of $1.6 million. This intangible was booked as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first nine months of 2005 was $143,000. Estimated annual amortization expense is $191,000 based on use of a 10 year useful life.

As of September 30, 2005 and December 31, 2004, the Company also had a non-compete intangible, net of accumulated amortization, of $255,000 and $433,000, respectively. This intangible was recorded as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin, Georgia. Amortization expense for the first nine months of 2005 was $178,000. Estimated annual amortization expense is $236,000 based on a 2-year useful life.


(8)  EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                             ------------------      ------------------
(Dollars in Thousands)                        2005        2004        2005        2004
---------------------------------------------------------------------------------------
Discount rate                                 6.00%       6.25%       6.00%       6.25%
Long-term rate of return on assets            8.00%       8.00%       8.00%       8.00%

Service cost                                 $1,183      $  950      $3,263      $2,850
Interest cost                                   838         725       2,438       2,175
Expected return on plan assets                 (782)       (675)     (2,378)     (2,025)
Prior service cost amortization                  55          50         165         150
Net loss amortization                           400         300         990         900
                                             ------      ------      ------      ------
Net periodic benefit cost                    $1,694      $1,350      $4,478      $4,050
                                             ======      ======      ======      ======



The components of the net periodic benefit costs for the Company's Supplemental Executive Retirement Plan ("SERP") were as follows:

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                             ------------------      ------------------
(Dollars in Thousands)                        2005        2004        2005        2004
---------------------------------------------------------------------------------------
Discount rate                                 6.00%       6.25%       6.00%       6.25%
Long-term rate of return on assets             N/A         N/A         N/A         N/A

Service cost                                  $ 35        $ 48        $105        $144
Interest cost                                   54          65         162         195
Expected return on plan assets                 N/A         N/A         N/A         N/A
Prior service cost amortization                 15          30          45          90
Net loss amortization                           21         (18)         63         (54)
                                              ----        ----        ----        ----
Net periodic benefit cost                     $125        $125        $375        $375
                                              ====        ====        ====        ====




(9) COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of September 30, 2005, the amounts associated with the Company's off-balance sheet obligations were as follows:


(Dollars in Millions)                  Amount
----------------------------------------------
Commitments to Extend Credit(1)        $480.7
Standby Letters of Credit              $ 20.6

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


(10)  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). Comprehensive income totaled $8.4 million and $22.3 million, respectively, for the three and nine months ended September 30, 2005 and $11.3 million and $21.2 million, respectively, for the comparable periods in 2004. The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities totaled $(195,000) and $(540,000), respectively, for the three and nine months ended September 30, 2005, and $431,000 and $(934,000), respectively, for the three and nine months ended September 30, 2004. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the three and nine months ended September 30, 2005 and 2004.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)

                                      2005                                      2004                          2003
                       ----------------------------------  ----------------------------------------------  ----------
                          Third      Second      First       Fourth      Third       Second      First       Fourth
---------------------------------------------------------------------------------------------------------------------

Summary of Operations:
  Interest Income      $   36,889  $   33,910  $   30,474  $   29,930  $   24,660  $   24,265  $   22,670  $   23,022
  Interest Expense          7,885       6,788       5,920       5,634       3,408       3,221       3,178       3,339
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      29,004      27,122      24,554      24,296      21,252      21,044      19,492      19,683
  Provision for
    Loan Losses               376         388         410         300         300         580         961         850
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        28,628      26,734      24,144      23,996      20,952      20,464      18,531      18,833
  Gain on Sale of Credit
    Card Portfolio              -           -           -         324       6,857           -           -           -
  Noninterest Income       13,123      12,041      11,060      11,596      10,864      11,031       9,881      10,614
  Merger Expense              180         234           -         436          68           4          42           -
  Noninterest Expense      28,429      26,362      25,267      24,481      21,565      21,597      21,033      20,593
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes           13,142      12,179       9,937      10,999      17,040       9,894       7,337       8,854
  Provision for
    Income Taxes            4,565       4,311       3,560       3,737       6,221       3,451       2,490       2,758
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    8,577  $    7,868  $    6,377  $    7,262  $   10,819  $    6,443  $    4,847  $    6,096
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   29,329  $   27,396  $   24,835  $   24,619  $   21,528  $   21,333  $   19,811  $   20,020

Per Common Share:
  Net Income Basic     $      .46  $      .44  $      .36  $      .40  $      .66  $      .38  $      .30  $      .38
  Net Income Diluted          .46         .44         .36         .40         .66         .38         .30         .37
  Dividends Declared         .152        .152        .152        .152        .144        .144        .144        .144
  Diluted Book Value        16.17       15.87       14.69       14.51       13.19       12.64       12.43       12.22
  Market Price:
    High                    38.72       33.46       33.60       36.78       32.96       34.52       36.44       37.46
    Low                     31.78       28.02       29.30       30.17       26.66       28.40       31.24       29.30
    Close                   37.71       32.32       32.41       33.44       30.97       31.67       33.00       36.79

Selected Average
Balances:
  Loans                $2,046,968  $1,932,637  $1,827,327  $1,779,736  $1,524,401  $1,491,142  $1,357,206  $1,329,673
  Earning Assets        2,250,902   2,170,483   2,047,049   2,066,111   1,734,708   1,721,655   1,634,468   1,636,269
  Assets                2,569,524   2,458,788   2,306,807   2,322,870   1,941,372   1,929,485   1,830,496   1,819,552
  Deposits              2,013,427   1,932,144   1,847,378   1,853,588   1,545,224   1,538,630   1,457,160   1,451,095
  Shareowners' Equity     300,931     278,107     260,946     248,773     217,273     210,211     206,395     201,939
  Common Equivalent
    Average Shares:
      Basic                18,623      18,094      17,700      17,444      16,604      16,593      16,578      16,528
      Diluted              18,649      18,102      17,708      17,451      16,609      16,596      16,607      16,581

Ratios:
  ROA                       1.32%       1.28%       1.12%       1.24%       2.22%(2)    1.34%       1.06%       1.33%
  ROE                      11.31%      11.35%       9.91%      11.61%      19.81%(2)   12.33%       9.45%      11.98%
  Net Interest
    Margin (FTE)            5.17%       5.07%       4.92%       4.75%       4.94%       4.99%       4.88%       4.85%
  Efficiency Ratio         63.60%      63.56%      67.06%      63.85%      52.60%(2)   63.87%      68.06%      64.58%


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

The period-to-date averages used in this report are based on daily balances for each respective period. In certain circumstances, comparing average balances for the comparable quarters of consecutive years may be more meaningful than simply analyzing year-to-date averages. Therefore, where appropriate, quarterly averages have been presented for analysis and have been noted as such. See Table I on page 28 for average balances and interest rates presented on a quarterly basis.

This report including the MD&A section, and other Company written and oral communications and statements may contain "forward-looking statements." These forward-looking statements include, among others, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in its forward-looking statements. Factors that might cause the future financial performance to vary from that described in its forward-looking statements include the credit, market, operational, liquidity, interest rate and other risks discussed in the MD&A section of this report and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that the Company believes could cause its actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in the Company's reports to the SEC also could adversely affect the Company's results, and the reader should not consider any such list of factors to be a complete set of all potential risks or uncertainties. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. The following factors, among others, could cause the Company's financial performance to differ materially from what is contemplated in those forward-looking statements.

   * The Company's ability to integrate the business and operations of companies and banks that it has acquired and that it may acquire in the future. For example, the Company may fail to realize the growth opportunities and cost savings anticipated to be derived from its acquisitions. In addition, it is possible that during the integration process of its acquisitions, the Company could lose key associates or the ability to maintain relationships with clients.

   * The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on its loan portfolio and allowance for loan losses;

   * Worldwide political and social unrest, including acts of war and terrorism;

   *  The effects of harsh weather conditions, including hurricanes;

   * The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;


   *  Inflation, interest rate, market and monetary fluctuations;

   * Adverse conditions in the stock market and other capital markets and the impact of those conditions on the Company's capital markets and capital management activities, including its investment and wealth management advisory businesses and brokerage activities;

   *  Changes in U.S. foreign or military policy;

   * The timely development of competitive new products and services by the Company and the acceptance of those products and services by new and existing customers;

   * The willingness of customers to accept third-party products marketed by the Company;

   * The willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa;

   * The impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance);

   *  Technological changes;

   *  Changes in consumer spending and saving habits;

   *  Unanticipated regulatory or judicial proceedings;

   * The impact of changes in accounting policies by the Securities and Exchange Commission;

   * Adverse changes in the financial performance and/or condition of the Company's borrowers, which could impact the repayment of those borrowers' outstanding loans; and

   *  The Company's success at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exhaustive. Any forward-looking statements made by or on behalf of the Company speak only as of the date they are made. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by the Company or on its behalf. The Company may make further disclosures of a forward-looking nature in its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its current report on Form 8-K.


BUSINESS OVERVIEW

The Company is a financial holding company headquartered in Tallahassee, Florida and is the parent of its wholly-owned subsidiary, Capital City Bank. The Bank offers a broad array of products and services through a total of 68 full-service offices located in Florida, Georgia, and Alabama. The Bank also has mortgage lending offices in five additional Florida communities, and one Georgia community. The Bank offers commercial and retail banking services, as well as trust and asset management, brokerage, and data processing services.

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

Pursuant to the Company's long-term strategic initiative "Project 2010", the Company has continued its expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and banking offices, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas. The Company continues to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking.

Recent Acquisitions. On October 15, 2004, the Company completed its acquisition of Farmers and Merchants Bank ("FMB) in Dublin, Georgia, a $395 million asset institution with three offices in Laurens County. The Company issued 21.35 shares and $666.50 in cash for each of the 50,000 shares of Farmers and Merchants Bank, resulting in the issuance of 1,067,500 shares of Company common stock and the payment of $33.3 million in cash for a total purchase price of approximately $66.7 million.

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

Throughout this section, the Company refers to the acquisitions of FMB, FABC, and Quincy State Bank, which was acquired in March 2004, as the "Recent Acquisitions."


FINANCIAL OVERVIEW

A summary overview of financial performance for 2005 is provided below. For comparison purposes, the below mentioned performance factors exclude the impact of a one-time gain on sale of the bank's credit card portfolio in the third quarter 2004.

2005 Highlights -

   * Earnings of $8.6 million, up 29.8% and $22.8 million, up 27.5% for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.

   * Diluted earnings per share of $0.46, up 15.0% and $1.26, up 17.1% for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.

   * Growth in earnings was attributable to improvement in operating revenues of 31.2% and 24.9% for the three and nine month periods, respectively, driven by a higher net interest income and noninterest income.

   * Taxable equivalent net interest income grew 36.3% and 30.1% for the three and nine month periods, respectively, due to earning asset growth and an improved net interest margin.

   * Average earning assets grew 29.8% and 27.1% for the three and nine month periods, respectively, due to Recent Acquisitions and loan growth in existing markets.

   * Net interest margin percentage improved 23 basis points and 12 basis points for the three and nine month periods, respectively, driven by an improved earning asset mix and higher earning asset yields.


   * Noninterest income grew 20.8% and 14.0% for the three and nine month periods, respectively, due primarily to higher deposit service charge fees and merchant card processing fees.

   * Lower loan loss provision for the year is reflective of continued strong credit quality and lower inherent risk in the loan portfolio due to the sale of the credit card portfolio. Net charge-offs totaled $1.2 million, or .08% (annualized) of average loans for the nine months in 2005 compared to $2.5 million, or .22% (annualized) for the same period in 2004. At quarter-end the allowance for loan losses was .85% of outstanding loans and provided coverage of 343% of nonperforming loans.

   * Credit quality remains strong and a key driver in bank performance and growth. Nonperforming assets totaled $7.4 million, or .36% of total loans and other real estate at quarter-end compared to .36% and .29%, respectively, for the third and fourth quarters of 2004.

   * Average deposits grew 30.3% and 27.6% for the three and nine month periods, respectively, due to Recent Acquisitions and the Company's free checking campaign initiated in early 2005.

   * The company remains well capitalized with a risk based capital ratio of 12.35%.


RESULTS OF OPERATIONS

Net Income
----------

Earnings for the three and nine months ended September 30, 2005 were $8.6 million, or $0.46 per diluted share, and $22.8 million, or $1.26 per diluted share, respectively. This compares to $10.8 million, or $0.66 per diluted share, and $22.1 million, or $1.34 per diluted share in 2004. The Company sold its credit card portfolio during the third quarter of 2004 which resulted in a one-time after-tax gain of $4.2 million, or $.26 per diluted share. Core earnings (reported earnings excluding the after-tax gain) for the three and nine months ended September 30, 2004 were $6.6 million, or $.40 per diluted share, and $17.9 million, or $1.08 per diluted share, respectively.

Growth in core earnings for the third quarter of $2.0 million, or 29.8%, was attributable to an increase in operating revenue (defined as net interest income plus noninterest income less the pre-tax gain) of $10.0 million, or 31.2%, partially offset by an increase in noninterest expense of $7.0 million, or 32.2%, and a higher income tax provision of $1.0 million, or 27.6%. Growth in operating revenues is reflective of higher net interest income and noninterest income.

Growth in core earnings for the nine month period of $4.9 million, or 27.5%, was attributable to an increase in operating revenue (defined as net interest income plus noninterest income less the pre-tax gain) of $23.3 million, or 24.9%, and a reduction in the loan loss provision of $667,000, or 36.2%, partially offset by an increase in noninterest expense of $16.2 million, or 25.1%, and a higher income tax provision of $2.9 million, or 30.7%.


A condensed earnings summary is presented below:

                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                      --------------------   ----------------------
(Dollars in Thousands)                  2005        2004(4)     2005         2004(4)
-----------------------------------------------------------------------------------
Interest and Dividend Income          $36,889     $24,660     $101,273     $71,595
Taxable-Equivalent Adjustment(1)          325         276          879         884
                                      -------     -------     --------     -------
Interest Income (FTE)                  37,214      24,936      102,152      72,479
Interest Expense                        7,885       3,408       20,593       9,807
                                      -------     -------     --------     -------
Net Interest Income (FTE)              29,329      21,528       81,559      62,672
Provision for Loan Losses                 376         300        1,174       1,841
Taxable-Equivalent Adjustment             325         276          879         884
                                      -------     -------     --------     -------
Net Interest Income After
  Provision for Loan Losses            28,628      20,952       79,506      59,947
Noninterest Income                     13,123      17,721       36,224      38,633
Merger/Conversion Expense                 180          68          414         114
Noninterest Expense                    28,429      21,565       80,058      64,195
                                      -------     -------     --------     -------
Income Before Income Taxes             13,142      17,040       35,258      34,271
Income Taxes                            4,565       6,221       12,436      12,162
                                      -------     -------     --------     -------
Net Income                            $ 8,577     $10,819     $ 22,822     $22,109
                                      =======     =======     ========     =======

Percent Change(2)                     (20.72)%     71.82%       3.22%      15.77%
Return on Average Assets(3)             1.32%       2.22%       1.25%       1.55%
Return on Average Equity(3)            11.31%      19.81%      10.89%      13.98%

(1) Computed using a federal statutory tax rate of 35%
(2) From prior comparable period
(3) Annualized
(4) Includes a one-time, after-tax gain of $4.2 million on sale of credit card portfolio in third quarter 2004.




Net Interest Income
-------------------

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Third quarter of 2005 taxable-equivalent net interest income increased $7.8 million, or 36.3%, over the comparable quarter in 2004. During the first nine months of 2005, taxable-equivalent net interest income increased $18.9 million, or 30.1%, respectively, over the first nine months of 2004. This favorable variance was caused by organic loan growth in existing markets and growth in loans from the Company's Recent Acquisitions, an improved earning asset mix and higher yields; partially offset by increased funding costs resulting from the higher interest rate environment. Table I on page 28 provides a comparative analysis of the Company's average balances and interest rates.

For the three month period ended September 30, 2005, taxable-equivalent interest income increased $12.3 million or 49.2%, over the comparable period in 2004. During the first nine months of 2005, taxable-equivalent interest income improved $29.7 million, or 40.9%, respectively, over the comparable period in 2004. During the third quarter of 2005, growth in interest income resulted from growth in average earning assets (including the impact of acquisitions), and higher earning asset yields attributable to the rising rate environment. New loan production and repricing of existing earning assets produced an 84 basis point improvement in the yield on earning assets, which increased from 5.72% for the third quarter in 2004 to 6.56% for the same period in 2005. The Federal Reserve again increased interest rates during the third quarter of 2005, which continues to impact new production and repricing. Income generated on earning assets is anticipated to expand in the fourth quarter due to the improved earning asset mix and the higher rate environment.

Interest expense for the three and nine month periods ended September 30, 2005 increased $4.5 million, or 131.4% and $10.8 million, or 110.0%, respectively, from the comparable prior year periods. The unfavorable variance is attributable to acquired deposits, the higher rate environment
and the cost of funding acquisitions.   The average rate paid on interest
bearing liabilities in 2005 increased 74 basis points over the third quarter of 2004, to a level of 1.86%. Interest expense is anticipated to increase in the fourth quarter as a result of the higher rate environment and increased competition for funding sources.


The Company's interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) was stable at 4.60% for the first nine months of 2005 compared to 4.61% for the comparable period in 2004.

The Company's net interest margin (defined as taxable-equivalent net interest income divided by average earning assets) was 5.17% and 5.05%, respectively, for the three and nine month periods of 2005, versus 4.94% and 4.93%, respectively, for the comparable periods in 2004. The increase in margin reflects higher asset yields driven by rising interest rates, partially offset by higher cost of funds.

Provision for Loan Losses
-------------------------

The provisions for loan loss were $376,000 and $1.2 million, respectively, for the three and nine month periods ended September 30, 2005, compared to $300,000 and $1.8 million for the same periods in 2004. The lower loan loss provision for the nine month period reflects a decline in charge-offs due to the sale of the Bank's credit card portfolio in August 2004.

Similarly, the sale of the portfolio affected net charge-offs. Net charge-offs totaled $403,000, or .08% of average loans for the third quarter of 2005 compared to $829,000, or .22% for the third quarter of 2004. At quarter-end, the allowance for loan losses was .85% of outstanding loans and provided coverage of 343% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:



                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                         --------------------     --------------------
(Dollars in Thousands)                     2005        2004         2005        2004
--------------------------------------------------------------------------------------
CHARGE-OFFS
Commercial, Financial and Agricultural    $  151      $  187       $  541      $  640
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              4           -           10          39
Real Estate - Residential                    115          19          177         113
Consumer                                     551         998        1,805       2,930
                                          ------      ------       ------      ------
  Total Charge-offs                          821       1,204        2,533       3,722
                                          ------      ------       ------      ------

RECOVERIES
Commercial, Financial and Agricultural        43          10          150          47
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial Mortgage              1          14            1          14
Real Estate - Residential                     20           1           36         176
Consumer                                     354         350        1,174       1,030
                                          ------      ------       ------      ------
  Total Recoveries                           418         375        1,361       1,267
                                          ------      ------       ------      ------
Net Charge-offs                           $  403      $  829       $1,172      $2,455
                                          ======      ======       ======      ======

Net Charge-offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                  .08%        .22%         .08%        .22%
                                          ======      ======       ======      ======

Noninterest Income
------------------

Noninterest income (excluding the 2004 pre-tax gain on the sale of the credit card portfolio) increased $2.3 million, or 20.8%, and $4.4 million, or 14.0%, respectively, over the comparable three and nine month periods in 2004. The increase for the third quarter was primarily due to higher deposit service charge fees, mortgage banking fees and merchant fees. The increase for the nine month period was driven by higher deposit service charge fees, asset management fees, and merchant fees. Excluding the one-time gain on the sale of the credit card portfolio, noninterest income represented 31.2% and 31.0% of operating revenue for the three and nine month periods of 2005 compared to 33.8% and 34.0% for the same periods in 2004. The table below reflects the major components of noninterest income.


                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                        -------------------      -------------------
(Dollars in Thousands)                    2005        2004         2005        2004
------------------------------------------------------------------------------------
Noninterest Income:
  Service Charges                       $ 5,635     $ 4,487      $15,018     $12,858
  Data Processing                           660         652        1,917       1,988
  Fees for Trust Services                 1,050       1,035        3,175       2,726
  Retail Brokerage Fees                     305         316          917       1,075
  Invest Sec Gain (Losses)                    9         (13)           9           7
  Mortgage Banking Fees                   1,317         806        3,116       2,486
  Merchant Fees                           1,556       1,230        4,652       3,756
  Interchange Fees                          582         537        1,608       1,771
  Gain on Sale of Credit Card                 -       6,857            -       6,857
  ATM/Debit Card Fees                       550         494        1,624       1,458
  Other Income                            1,459       1,320        4,188       3,651
                                        -------     -------      -------     -------
Total Noninterest Income                $13,123     $17,721      $36,224     $38,633
                                        =======     =======      =======     =======




Major factors impacting the Company's noninterest income are discussed below.

Deposit service charge fees increased $1.1 million, or 25.6%, and $2.2 million, or 16.8%, respectively, over the comparable three and nine month periods in 2004. The increase is primarily reflective of higher nonsufficient funds fees due to growth in deposit accounts attributable to Recent Acquisitions and "Absolutely Free Checking," which was launched in early 2005.

Income from asset management activities increased $15,000, or 1.5%, and $449,000, or 16.5%, respectively, over the comparable three and nine month periods in 2004. The increase for the nine month period reflects trust assets acquired late in the first quarter of 2004. At September 30, 2005, assets under management totaled $680.9 million, representing an increase of $69.2 million, or 11.3% from the comparable period in 2004.

Mortgage banking revenues increased $511,000, or 63.4%, and $630,000, or 25.3%, respectively, over the comparable three and nine month periods in 2004. The improvement is due to a lower than normal level of production for the third quarter of 2004 due to a general slow-down in the residential lending market. Lending activity picked up momentum early in the second quarter of 2005 resulting in improved performance for both the three and nine month period. The residential pipeline is expected to slow slightly during the fourth quarter as compared to the prior quarter, but revenues are expected to come in higher than the fourth quarter of 2004.

Merchant fees increased $326,000, or 26.5%, and $896,000, or 23.9%, respectively, over the comparable three and nine month periods in 2004. The improvement is directly related to growth in merchant card processing volume.

Other income increased $139,000, or 10.5%, and $537,000, or 14.7%, respectively, over the comparable three and nine month periods in 2004. The increase for both periods is primarily due to growth in credit life commission fees, ATM and debit card processing fees, and proof/bookkeeping fees.


Noninterest Expense

Noninterest expense increased $7.0 million, or 32.2%, and $16.2 million, or 25.1%, respectively, over the comparable three and nine month periods in 2004. The table below reflects the major components of noninterest expense.


                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                    --------------------     --------------------
(Dollars in Thousands)                2005        2004         2005        2004
---------------------------------------------------------------------------------
Noninterest Expense:
  Salaries                          $10,662     $ 8,512      $30,300     $25,041
  Associate Benefits                  3,384       2,454        9,493       7,474
                                    -------     -------      -------     -------
    Total Personnel Expense          14,046      10,966       39,793      32,515

  Premises                            2,119       1,828        6,091       5,194
  Equipment                           2,285       2,174        6,589       6,214
                                    -------     -------      -------     -------
    Total Premises and Equipment      4,404       4,002       12,680      11,408

  Legal Fees                            546         245        1,358         867
  Professional Fees                     903         571        2,477       1,807
  Processing Services                   352         252        1,100         755
  Advertising                         1,131         297        3,079       1,351
  Travel and Entertainment              346         281          950         750
  Printing and Supplies                 673         414        1,790       1,333
  Telephone                             693         479        1,771       1,525
  Postage                               279         262          895         759
  Intangible Amortization             1,430         921        3,922       2,673
  Merger Expense                        180          68          414         114
  Interchange Fees                    1,367       1,171        4,057       3,470
  Courier Service                       355         282          997         827
  Miscellaneous Expense               1,904       1,422        5,189       4,155
                                    -------     -------      -------     -------

Total Other Expense                 $28,609     $21,633      $80,472     $64,309
                                    =======     =======      =======     =======



Major factors impacting the Company's noninterest expense are discussed below.

Salaries and associate benefits expense increased $3.1 million, or 28.1%, and $7.3 million, or 22.4% over the comparable three and nine month periods in 2004. For both periods, the Company experienced increases in associate salaries, payroll tax expense, pension plan expense, associate insurance expense, and stock-based compensation. The increase in associate salaries and payroll tax reflects the addition of associates from Recent Acquisitions and annual merit/market based raises for associates. Pension expense increased due to a lower discount rate used for the 2005 expense projection and an increase in the number of plan participants. The increase in associate insurance expense is primarily attributable to additional participants and higher healthcare insurance premiums. The increase in stock-based compensation reflects an increase in the number of participants in the Company's stock compensation plans and a higher level of projected performance.

Occupancy expense, including premises, furniture, fixtures and equipment increased $402,000, or 10.0%, and $1.3 million, or 11.2%, respectively, over the comparable three and nine month periods in 2004. For both periods, the Company experienced increases in depreciation, maintenance and repairs (building), and property taxes, which reflects an increase in banking offices from Recent Acquisitions and recent banking office expansion.

Other noninterest expense increased $3.5 million, or 52.4%, and $7.6 million, or 37.3%, respectively, over the comparable three and nine month periods in 2004. For both periods, the increase was primarily attributable to higher expense for legal fees, professional fees, processing services, advertising, printing and supplies, telephone, intangible amortization, and interchange fees. Legal fees have increased due to corporate governance initiatives and a general increase in legal services tied to corporate activities. Higher external audit fees have driven the increase in professional fees. The higher expense for processing fees is attributable to the cost of integrating Recent Acquisitions and core processing system upgrades. The increase in advertising expense reflects the marketing costs to support the "Absolutely Free Checking" campaign introduced in the first quarter of 2005. The higher expense for printing and supplies, and telephone is driven by the Recent Acquisitions.
The increase in intangible amortization reflects core deposit amortization from Recent Acquisitions. The increase in interchange fees is due to increased merchant card processing volume.

Annualized net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization and one-time merger expenses) as a percent of average assets was 2.18% for the first nine months of 2005 compared to 2.09% in 2004. The Company's efficiency ratio (noninterest expense, excluding intangible amortization and one-time merger expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 64.64% for the first nine months of 2005 compared to 65.14% for the same period in 2004. The aforementioned metrics for 2004 exclude the impact of the one-time gain on the sale of credit card portfolio.

Income Taxes
------------

The provision for income taxes decreased $1.7 million, or 26.6%, from the third quarter 2004 due to lower taxable income. The lower level of taxable income for the current quarter was due to the one-time $6.9 million gain realized on the sale of the bank's credit card portfolio in the third quarter of 2004. The tax accrual related to the sale accounted for approximately $2.6 million of the third quarter 2004 tax provision. The provision for income taxes increased $274,000, or 2.3% for the first nine months of the year due to slightly higher taxable income. The Company's effective tax rate for the first nine months of 2005 was 35.3% compared to 35.5% for the same period in 2004. The slightly lower effective tax rate is primarily attributable to a higher level of tax-free loan income.


FINANCIAL CONDITION

Asset and liability balances include the integration of FMB on October 15, 2004, and FNBA on May 20, 2005.

The Company's average assets increased $246.7 million, or 10.6%, to $2.57 billion for the quarter-ended September 30, 2005 from $2.32 billion in the fourth quarter of 2004. Average earning assets of $2.25 billion increased $184.8 million, or 8.9%, from the fourth quarter of 2004 driven by a $267.2 million, or 15.0%, increase in average loans, partially offset by a decline in funds sold of $72.8 million, or 88.0%.

The Company ended the third quarter with approximately $21.9 million in average net overnight funds purchased as compared to $60.6 million in net overnight funds sold in the fourth quarter of 2004. The decline primarily reflects the funding of the Company's loan growth. For a further discussion on liquidity see the section "Liquidity and Capital Resources."

The investment portfolio is a significant component of the Company's operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2005, the average investment portfolio decreased $9.7 million, or 4.8%, from the fourth quarter of 2004. Cash from portfolio run-off for the first nine months of the year has been used to fund loan growth. Management will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2005, taking into consideration liquidity needed to fund loan growth, acquisitions, and meeting pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At September 30, 2005 and December 31, 2004, shareowners' equity included a net unrealized loss of $0.9 million and $0.4 million, respectively.

Average loans increased $267.2 million, or 15.0%, from the fourth quarter of 2004. The increase was driven by gains in all loan categories reflective of loans integrated from the FNBA acquisition and from organic loan growth for the first nine months of the year. Exclusive of the FNBA acquisition, period end loans increased $103.6 million, or 5.7% over the fourth quarter of 2004. Loan activity in all markets remains moderate to strong.

The Company's nonperforming loans were $5.1 million at September 30, 2005, versus $4.6 at December 31, 2004. As a percent of nonperforming loans, the allowance for loan losses represented 343% at September 30, 2005 versus 345% at December 31, 2004. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $2.3 million at September 30, 2005, versus $0.6 million at December 31, 2004. The increase is attributable to the addition of one large commercial real estate loan parcel for which management expects no significant loss upon the disposition of the asset. The ratio of nonperforming assets as a percent of loans plus other real estate was .36% at September 30, 2005 compared to .29% at December 31, 2004.

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

The allowance for loan losses at September 30, 2005 was $17.4 million, compared to $16.0 million at year-end 2004. The increase from year-end primarily reflects the integration of acquired loan reserves from FNBA in the second quarter of 2005. At quarter-end 2005, the allowance represented 0.85% of total loans. While there can be no assurance that the Company will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at September 30, 2005 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Average total deposits increased $159.8 million, or 8.6% from the fourth quarter of 2004 driven by a $149.7 million increase in nonmaturity deposits. This increase primarily reflects accounts added from the FNBA acquisition and new accounts gained from the "Absolutely Free Checking" campaign initiated early in the first quarter of 2005.

The ratio of average noninterest bearing deposits to total deposits was 27.5% for the third quarter of 2005 compared to 29.9% for the fourth quarter of 2004. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 74.8%, and 72.1%, respectively.


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

Borrowings. The Company maintains a $25.0 million revolving line of credit. As of September 30, 2005, the Company had no borrowings under the revolving line of credit. For the first nine months of the year, the Bank has made scheduled FHLB advance payments totaling approximately $68.2 million and obtained $83.6 million in new FHLB advances. The borrowing activity included a new short-term advance for $50.0 million that was obtained in May and repaid in June. In addition, the net FHLB borrowings position increased by approximately $15 million during the third quarter. In September, the Company obtained an aggregate $30 million in three advances, which was partially offset by the maturity of a $15 million advance.


The Company issued a $32.0 million junior subordinated deferrable interest note in May 2005 to a wholly owned Delaware statutory trust, Capital City Bank Group Capital Trust II ("CCBG Capital Trust II"). Interest payments are due quarterly at a fixed rate of 6.07% for the first five years, then adjustable annually thereafter based on the three month LIBOR plus a margin of 1.80%.
The note matures on June 15, 2035. The proceeds of the borrowing were used to fund the cash portion of the acquisition price of FNBA.

The Company ended the third quarter of 2005 with approximately $21.9 million in average net overnight funds purchased as compared to $13.2 million net overnight funds sold for the second quarter of 2005. The decline reflects cash used to fund loan growth. The Company expects to continue to be a net purchaser of funds in the fourth quarter.

Contractual Cash Obligations. The Company maintains certain debt and operating lease commitments that require cash payments. The table below details those future cash commitments as of September 30, 2005:


                                   Payments Due After September 30, 2005
                         ---------------------------------------------------------------
                           2005
(Dollars in Thousands)  (Remaining)  2006     2007     2008    2009   Thereafter  Total
----------------------------------------------------------------------------------------
Federal Home Loan
  Bank Advances           $1,599   $32,816  $15,876  $14,873  $2,740  $ 32,294  $100,198
Subordinated Notes
  Payable                      -         -        -        -       -    62,887    62,887
Operating Lease
  Obligations                356     1,259    1,138    1,125   1,104     7,129    12,111
                          ------   -------  -------  -------  ------  --------  --------
Total Contractual
  Cash Obligations        $1,955   $34,075  $17,014  $15,998  $3,844  $102,310  $175,196
                          ======   =======  =======  =======  ======  ========  ========




Capital

The Company's equity capital was $301.6 million as of September 30, 2005 compared to $256.8 million as of December 31, 2004. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 10.20% at September 30, 2005 compared to 8.79% at December 31, 2004. Further, the Company's risk-adjusted capital ratio of 12.35% at September 30, 2005 exceeds the 8.0% minimum requirement under risk-based regulatory guidelines. As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in the Company's capital calculations previously noted.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank. Cash dividends declared and paid should not place unnecessary strain on the Company's capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if the Company is considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the third quarter of 2005 totaled $.1520 per share compared to $.1440 per share for the third quarter of 2004, an increase of 5.6%. The dividend payout ratios for the third quarter ended 2005 and 2004 were 33.3% and 21.9%, respectively.

State and federal regulations as well as the Company's long-term debt agreements place certain restrictions on the payment of dividends by both the Company and the Bank. At September 30, 2005, these regulations and covenants did not impair the Company's (or the Bank's) ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first nine months of 2005, shareowners' equity increased $44.8 million, or 23.3%, on an annualized basis. Growth in equity during the first nine months of the year was positively impacted by net income of $22.8 million, the issuance of common stock of $29.8 million, and stock-based compensation accretion of $1.1 million. Equity was reduced by dividends paid during the first nine months of the year by $8.4 million, or $.456 per share and an increase in the net unrealized loss on available-for-sale securities of $0.5 million. At September 30, 2005, the Company's common stock had a book value of $16.17 per diluted share compared to $14.51 at December 31, 2004.


On July 1, 2005, the Company executed a five-for-four stock split in the form of a 25% stock dividend, payable to shareowners of record as of close of business on June 17, 2005. All share, per share, and shareowners' equity data in this Form 10-Q have been adjusted to reflect the stock split.

On March 30, 2000, the Company's Board of Directors authorized the repurchase of up to 781,250 shares of its outstanding common stock. On January 24, 2002, the Company's Board of Directors authorized the repurchase of an additional 390,625 shares of its outstanding common stock. The purchases will be made in the open market or in privately negotiated transactions. The Company did not purchase any shares in the third quarter of 2005. From March 30, 2000 through September 30, 2005, the Company repurchased 715,884 shares at an average purchase price of $15.34 per share.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not currently engage in the use of derivative instruments to hedge interest rate risks. However, the Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers.

At September 30, 2005, the Company had $480.7 million in commitments to extend credit and $20.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the FHLB, investment security maturities and the Company's revolving credit facility provide a sufficient source of funds to meet these commitments.


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

Pension Assumptions: The Company has a defined benefit pension plan for the benefit of substantially all associates of the Company. The Company's funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as "Salaries and Associate Benefits," is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

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


TABLE I
AVERAGE BALANCES & INTEREST RATES
Taxable Equivalent Basis

                                                  FOR THREE MONTHS ENDED SEPTEMBER 30,
                                                   2005                       2004
                                        -------------------------  --------------------------
(Dollars in Thousands)                   Balance   Interest  Rate    Balance  Interest  Rate
---------------------------------------------------------------------------------------------
ASSETS
------
Loans, Net of Unearned Interest(1)(2)   $2,046,968  $35,433  6.87% $1,524,401  $23,345  6.09%
Taxable Investment Securities              137,970    1,022  2.95%    118,903      729  2.45%
Tax-Exempt Investment Securities(2)         56,079      638  4.55%     51,768      716  5.53%
Funds Sold                                   9,885      121  4.79%     39,636      147  1.45%
                                        ----------  -------  ----  ----------  -------  ----
  Total Earning Assets                   2,250,902   37,214  6.56%  1,734,708   24,937  5.72%
Cash & Due From Banks                      106,638                     90,010
Allowance for Loan Losses                  (17,570)                   (13,029)
Other Assets                               229,554                    129,683
                                        ----------                 ----------
    TOTAL ASSETS                        $2,569,524                 $1,941,372
                                        ==========                 ==========

LIABILITIES
-----------
NOW Accounts                            $  463,936  $   773  0.66% $  280,630  $   153  0.22%
Money Market Accounts                      272,724    1,062  1.54%    212,426      245  0.46%
Savings Accounts                           159,080       75  0.19%    130,330       32  0.10%
Other Time Deposits                        563,595    3,570  2.51%    429,702    2,004  1.86%
                                        ----------  -------  ----  ----------  -------  ----
   Total Int. Bearing Deposits           1,459,335    5,480  1.49%  1,053,088    2,434  0.92%
Short-Term Borrowings                       89,483      691  3.07%     96,146      332  1.37%
Subordinated Note Payable                   62,887      931  5.87           -        -     -
Other Long-Term Borrowings                  72,408      783  4.29%     59,837      642  4.27%
                                        ----------  -------  ----  ----------  -------  ----
  Total Interest Bearing Liabilities     1,684,113    7,885  1.86%  1,209,071    3,408  1.12%
Noninterest Bearing Deposits               554,092  -------  ----     492,136  -------  ----
Other Liabilities                           30,388                     22,892
                                        ----------                 ----------
    TOTAL LIABILITIES                    2,268,593                  1,724,099

SHAREOWNERS' EQUITY
-------------------
  TOTAL SHAREOWNERS' EQUITY                300,931                    217,273
                                        ----------                 ----------

  TOTAL LIABILITIES & EQUITY            $2,569,524                 $1,941,372
                                        ==========                 ==========

Interest Rate Spread                                         4.70%                      4.60%
                                                             ====                       ====
Net Interest Income                                 $29,329                    $21,529
                                                    =======                    =======
Net Interest Margin(3)                                       5.17%                      4.94%
                                                             ====                       ====




                                                  FOR NINE MONTHS ENDED SEPTEMBER 30,
                                                    2005                       2004
                                        -------------------------  -------------------------
(Dollars in Thousands)                   Balance   Interest  Rate    Balance  Interest  Rate
---------------------------------------------------------------------------------------------
ASSETS
------
Loans, Net of Unearned Interest(1)(2)   $1,936,448  $96,553  6.67% $1,457,826  $67,616  6.20%
Taxable Investment Securities              147,099    3,225  2.92%    125,057    2,109  2.25%
Tax-Exempt Investment Securities(2)         47,153    1,737  4.91%     52,077    2,267  5.81%
Funds Sold                                  26,191      638  3.21%     62,121      486  1.03%
                                        ----------  -------  ----  ----------  -------  ----
  Total Earning Assets                   2,156,891  102,153  6.33%  1,697,081   72,478  5.70%
Cash & Due From Banks                      102,800                     90,086
Allowance for Loan Losses                  (16,917)                   (13,185)
Other Assets                               203,228                    126,619
                                        ----------                 ----------
    TOTAL ASSETS                        $2,446,002                 $1,900,601
                                        ==========                 ==========

LIABILITIES
-----------
NOW Accounts                            $  412,679  $ 1,780  0.58% $  278,609  $   398  0.19%
Money Market Accounts                      264,999    2,517  1.27%    214,410      723  0.45%
Savings Accounts                           154,056      225  0.20%    125,351       92  0.10%
Other Time Deposits                        554,570    9,885  2.38%    427,913    6,000  1.87%
                                        ----------  -------  ----  ----------  -------  ----
   Total Int. Bearing Deposits           1,386,304   14,407  1.39%  1,046,283    7,213  0.92%
Short-Term Borrowings                       92,561    1,875  2.71%    103,398      868  1.12%
Subordinated Note Payable                   46,616    2,039  5.85%          -        -     -
Other Long-Term Borrowings                  69,876    2,272  4.35%     53,560    1,726  4.30%
                                        ----------  -------  ----  ----------  -------  ----
  Total Interest Bearing Liabilities     1,595,357   20,593  1.73%  1,203,241    9,807  1.09%
Noninterest Bearing Deposits               545,287  -------  ----     467,504  -------  ----
Other Liabilities                           25,217                     18,541
                                        ----------                 ----------
    TOTAL LIABILITIES                    2,165,861                  1,689,286

SHAREOWNERS' EQUITY
-------------------
  TOTAL SHAREOWNERS' EQUITY                280,141                    211,315
                                        ----------                 ----------

  TOTAL LIABILITIES & EQUITY            $2,446,002                 $1,900,601
                                        ==========                 ==========

Interest Rate Spread                                         4.60%                      4.61%
                                                             ====                       ====
Net Interest Income                                 $81,560                    $62,671
                                                    =======                    =======
Net Interest Margin(3)                                       5.05%                      4.93%
                                                             ====                       ====


(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $897,676 and $2.2 million for the three and nine months ended September 30, 2005, versus $336,000 and $1.2 million, for the comparable periods ended September 30, 2004.

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

Interest Rate Risk Management
-----------------------------

The normal course of business activity exposes the Company to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. The Company seeks to avoid fluctuations in its net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, the Company's interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee ("ALCO"), which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effects on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

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

The financial assets and liabilities of the Company are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II on page 30. This table presents the Company's consolidated interest rate sensitivity position as of September 30, 2005 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on the Company's net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of the Company's interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Other Than Trading Portfolio)

                                                           As of September 30, 2005
                              -----------------------------------------------------------------------------------      Fair
(Dollars in Thousands)           Year 1      Year 2      Year 3      Year 4      Year 5      Beyond       Total        Value
-------------------------------------------------------------------------------------------------------------------------------
Loans
  Fixed Rate                  $  361,605    $166,248    $102,977     $57,161     $34,078     $25,154    $  747,223   $  739,041
    Average Interest Rate          6.17%       7.16%       7.15%       7.08%       7.16%       6.33%         6.65%
  Floating Rate(2)             1,035,938     141,741     107,649       8,316       5,262       6,763     1,305,669    1,276,092
    Average Interest Rate          5.80%       6.16%       6.55%       6.90%       7.22%       7.54%         5.92%
Investment Securities(3)
  Fixed Rate                      90,885      36,388      18,533       7,034       7,466      29,912       190,218      190,218
    Average Interest Rate          2.55%       3.09%       3.49%       3.77%       3.82%       2.86%         2.89%
  Floating Rate                    2,218           -           -           -           -           -         2,218        2,218
    Average Interest Rate          4.52%           -           -           -           -           -         4.52%
Other Earning Assets
  Floating Rates                  16,382           -           -           -           -           -        16,382       16,382
    Average Interest Rates         3.92%           -           -           -           -           -         3.92%
Total Financial Assets        $1,507,028    $344,377    $229,159     $72,511     $48,806     $61,829    $2,261,710   $2,223,951
    Average Interest Rates         5.67%       6.32%       6.57%       6.74%       6.63%       4.42%         5.89%

Deposits(4)
  Fixed Rate Deposits         $  423,125    $ 78,873    $ 32,436     $ 9,826     $ 5,805     $   345    $  550,410   $  548,259
    Average Interest Rates         2.56%       3.06%       3.40%       3.56%       3.66%       4.69%         2.71%
  Floating Rate Deposits         903,198           -           -           -           -           -       903,198      832,644
    Average Interest Rates         1.04%           -           -           -           -           -         1.04%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                  3,304      16,792      14,359       3,923       2,731      30,417        71,526       71,320
    Average Interest Rate          4.69%       4.14%       4.41%       3.50%       4.87%       5.08%         4.61%
  Floating Rate Debt              92,746           -           -           -      62,887           -       155,633      155,642
    Average Interest Rate          2.85%           -           -           -       5.89%           -         4.08%
Total Financial Liabilities   $1,422,373    $ 95,665    $ 46,795     $13,749     $71,423     $30,762    $1,680,767   $1,607,865
    Average interest Rate          1.62%       3.25%       3.71%       3.54%       5.67%       5.07%         2.02%

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


ITEMS 1-5.

Not applicable


Item 6.  Exhibits

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

CAPITAL CITY BANK GROUP, INC.
        (Registrant)


/s/ J. Kimbrough Davis
-----------------------------------
J. Kimbrough Davis
Executive Vice President and
Chief Financial Officer
Date: November 9, 2005
??

??

??

??

22