Form 10-K
period 2005-12-31
CAPITAL CITY BANK GROUP INC
filed 2006-03-16
CIK 726601

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2005

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________


                         Commission File Number 0-13358

                          CAPITAL CITY BANK GROUP, INC.
             (Exact name of registrant as specified in its charter)



           Florida                     0-13358                59-2273542
  ------------------------    ------------------------    -------------------
  (State of Incorporation)    (Commission File Number)       (IRS Employer
                                                          Identification No.)


      217 North Monroe Street, Tallahassee, Florida              32301
  ----------------------------------------------------    -------------------
        (Address of principal executive office)                (Zip Code)


                               (850) 671-0300
                               --------------
            (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $304,987,131 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                      Outstanding at February 28, 2006
---------------------------------------   -----------------------------------
Common Stock, $0.01 par value per share              18,662,689 shares


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2006, are incorporated by reference in Part III.

                       CAPITAL CITY BANK GROUP, INC.
                    ANNUAL REPORT FOR 2005 ON FORM 10-K

TABLE OF CONTENTS

PART I                                                                   PAGE
-----------------------------------------------------------------------------
Item 1.   Business                                                          5
Item 1A.  Risk Factors                                                     17
Item 1B.  Unresolved Staff Comments                                        22
Item 2.   Properties                                                       22
Item 3.   Legal Proceedings                                                23
Item 4.   Submission of Matters to a Vote of Security Holders              23

PART II
-------

Item 5.   Market for the Registrant's Common Equity, Related Shareowner
          Matters, and Issuer Purchases of Equity Securities               23
Item 6.   Selected Financial Data                                          24
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              25
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk        52
Item 8.   Financial Statements and Supplementary Data                      55
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         91
Item 9A.  Controls and Procedures                                          91
Item 9B.  Other Information                                                94

PART III
--------

Item 10.  Directors and Executive Officers of the Registrant               94
Item 11.  Executive Compensation                                           94
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareowners Matters                       95
Item 13.  Certain Relationships and Related Transactions                   95
Item 14.  Principal Accountant Fees and Services                           95

PART IV
-------

Item 15.  Exhibits and Financial Statement Schedules                       96
Signatures                                                                 98

INTRODUCTORY NOTE

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

   * our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
   *  our need and our ability to incur additional debt or equity financing;
   * the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
   *  the accuracy of our financial statement estimates and assumptions;
   *  the effects of harsh weather conditions, including hurricanes;
   *  inflation, interest rate, market and monetary fluctuations;
   * the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
   *  the frequency and magnitude of foreclosure of our loans;
   *  effect of changes in the stock market and other capital markets;
   *  legislative or regulatory changes;
   * the willingness of customers to accept third-party products and services rather than our products and services and vice versa;
   *  changes in the securities and real estate markets;
   *  increased competition and its effect on pricing;
   *  technological changes;
   *  changes in monetary and fiscal policies of the U.S. Government;
   *  changes in consumer spending and saving habits;
   *  growth and profitability of our noninterest income;
   *  changes in accounting principles, policies, practices or guidelines;
   *  the limited trading activity of our common stock;
   *  the concentration of ownership of our common stock;
   * anti-takeover provisions under Federal and state law as well as our Articles of Incorporation and our bylaws;
   * other risks described from time to time in our filings with the Securities and Exchange Commission; and
   *  our ability to manage the risks involved in the foregoing.

However, other factors besides those listed in Item 1A Risk Factors or discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I

Item 1.  Business

General

Capital City Bank Group, Inc. ("CCBG") is a financial holding company registered under the Gramm-Leach-Bliley Act of 1999 ("Gramm-Leach-Bliley Act") and is subject to the Bank Holding Company Act of 1956. CCBG was incorporated under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG's bank subsidiary, Capital City Bank ("CCB" or the "Bank"). In this report, the terms "Company", "we", "us", or "our" mean CCBG and all subsidiaries included in our consolidated financial statements.

We provide traditional deposit and credit services, asset management, trust, mortgage banking, bank cards, data processing, and securities services through 69 full-service banking locations in Florida, Georgia, and Alabama. CCB operates these banking locations.

At December 31, 2005, our consolidated total assets were $2.6 billion and shareowners' equity was $305.8 million. CCBG's principal asset is the capital stock of the Bank. CCB accounted for approximately 100% of consolidated assets at December 31, 2005, and approximately 100% of consolidated net income for the year ended December 31, 2005. In addition to our banking subsidiary, we have seven indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Securities, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of Capital City Bank, and two direct subsidiaries CCBG Capital Trust I and CCBG Capital Trust II, both wholly-owned subsidiaries of CCBG.

Dividends and management fees received from the Bank are our only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled "Regulatory Considerations" in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information. We had a total of 1,013 (full-time equivalent) associates at February 28, 2006. Page 24 contains other financial and statistical information about us.

We have one reportable segment with the following principal services:
Banking Services, Data Processing Services, Trust and Asset Management Services, and Brokerage Services.

Banking Services

CCB is a Florida chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by the Bank include:

* Business Banking - The Bank provides banking services to corporations and other business clients. Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing and letters of credit. Treasury management services and merchant credit card transaction processing services are also offered.

* Commercial Real Estate Lending - The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development.

* Residential Real Estate Lending - The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/ permanent (fixed or adjustable rate) financing arrangements, and

      FHA/VA loan products. The bank offers both fixed-rate and adjustable rate mortgages ("ARM") loans. Approximately 32% of the Bank's loan portfolio consists of ARM loans.

* The Bank offers these products through its existing network of branch offices. Geographical expansion of the delivery of this product line has occurred over the past three years through the opening of mortgage lending offices in Gainesville (Alachua County), Panacea (Wakulla County), Steinhatchee (Taylor County), and Thomasville, Georgia (Thomas County).

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

* Retail Banking - The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines ("ATMs"), debit/credit cards, night deposit services, safe deposit facilities, and PC/Internet banking. Clients can use the "Star-Line" system to gain 24-hour access to their deposit and loan account information, and transfer funds between linked accounts. The Bank is a member of the "Star" ATM Network that permits banking clients to access cash at ATMs or point of sale merchants.

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial clients located throughout North Florida and South Georgia. As of February 28, 2006, the Services Company is providing computer services to seven correspondent banks, which have relationships with CCB.

Trust Services and Asset Management

Capital City Trust Company is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRAs and personal investment management accounts.

Administration of pension, profit sharing and 401(k) plans is a significant product line. Associations, endowments and other non-profit entities hire the Trust Company to manage their investment portfolios. A staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative or a guardian. The market value of trust assets under discretionary management exceeded $693.0 million as of December 31, 2005, with total assets under administration exceeding $762.0 million.

Brokerage Services

We offer access to retail investment products through Capital City Securities, Inc., a wholly-owned subsidiary of CCB. These products are offered through INVEST Financial Corporation, a member of NASD and SIPC. Non-deposit investment and insurance products are: (1) not FDIC insured; (2) not deposits, obligations, or guaranteed by any bank; and (3) subject to investment risk, including the possible loss of principal amount invested. Capital City Securities, Inc. offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. We are not affiliated with INVEST Financial Corporation.

Expansion of Business

Since 1984, we have completed 15 acquisitions totaling $1.6 billion in deposits within existing and new markets. In addition, over the past three years, we opened six new offices - two in Tallahassee and one each in Crawfordville, Palatka (replacement office), Spring Hill and Starke (replacement office) - to improve service and product delivery within these Florida markets. Plans are currently being developed for new office sites in Macon, Georgia, Keystone Heights, Florida, Spring Hill, Florida, and Brooksville, Florida.

Pursuant to our "Project 2010" strategy, we plan to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and banking offices, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas. We will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking. We anticipate that roughly half of our future earnings growth will be generated through growth in existing markets and half through acquisitions.

Recent Acquisitions. On May 20, 2005, we completed our acquisition of First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. FABC's wholly-owned subsidiary, First National Bank of Alachua ("FNBA") had $228.3 million in assets, seven offices located in Alachua County -- Gainesville (three), Alachua, High Springs, Jonesville, Newberry -- and an eighth office in Hastings, Florida, which is located in St. Johns County. FABC also had a mortgage lending office in Gainesville and a financial services division. We issued 88.9456 shares of CCBG Common Stock and $2,847.04 in cash for each of the 10,186 shares of FABC, resulting in the issuance of 906,000 shares of CCBG Common Stock and the payment of $29.0 million in cash for a total purchase price of approximately $58.0 million.

On October 15, 2004, we completed our acquisition of Farmers and Merchants Bank in Dublin, Georgia, a $395 million asset institution with three offices in Laurens County. We issued 21.35 shares of CCBG Common Stock and $666.50 in cash for each of the 50,000 shares of Farmers and Merchants Bank, resulting in the issuance of 1,067,500 shares of CCBG Common Stock and the payment of $33.3 million in cash for a total purchase price of approximately $66.7 million.

On March 19, 2004, our subsidiary, Capital City Bank, completed its merger with Quincy State Bank, a former subsidiary of Synovus Financial Corp.
Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. Both markets adjoin Leon County, home to our Tallahassee headquarters. In addition, we acquired $208 million in trust and other fiduciary assets of Synovus Trust Company, an affiliate of Quincy State Bank. The purchase price was $28.1 million in cash.

Competition

The banking business is rapidly changing. We operate in a highly competitive environment, especially with respect to services and pricing. The on-going consolidation of the banking industry has altered and continues to significantly alter the competitive environment within the Florida, Georgia, and Alabama markets. We believe this consolidation further enhances our competitive position and opportunities in many of our markets. Our primary market area is 19 counties in Florida, five counties in Georgia and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida's major banking concerns have a presence in Leon County. CCB's Leon County deposits totaled $669.7 million, or 32.2%, of our consolidated deposits at December 31, 2005.

                                      Market Share as of June 30,(1)
                                   -----------------------------------
                                     2005         2004         2003
----------------------------------------------------------------------
Florida(2)
  Alachua County(3)                   6.3%          --           --
  Bradford County                    42.6%        37.1%        36.8%
  Citrus County                       3.5%         3.6%         3.4%
  Clay County                         2.2%         2.4%         2.8%
  Dixie County                       17.3%        16.9%        15.8%
  Gadsden County(4)                  68.0%        77.7%        29.9%
  Gilchrist County                   49.5%        49.4%        46.4%
  Gulf County                        19.8%        22.1%        23.3%
  Hernando County                     1.4%         1.3%         1.1%
  Jefferson County                   24.4%        24.0%        25.1%
  Leon County                        17.5%        17.2%        19.3%
  Levy County                        33.8%        34.1%        33.9%
  Madison County                     15.1%        17.8%        19.0%
  Pasco County                        0.3%         0.4%         0.4%
  St. Johns County(3)                 2.0%          --           --
  Putnam County                      12.3%        12.5%        13.2%
  Suwannee County                     7.5%         7.7%         8.4%
  Taylor County                      27.9%        27.4%        27.7%
  Washington County                  20.3%        20.0%        21.1%
Georgia(5)
  Bibb County                         2.8%         2.8%         3.1%
  Burke County                        9.3%        10.3%        11.0%
  Grady County                       19.7%        23.6%        24.5%
  Laurens County(6)                  33.1%        41.8%          --
  Troup County                        7.5%         8.2%        10.0%
Alabama:
  Chambers County                     3.9%         4.4%         4.1%

(1) Obtained from the June 30 FDIC/OTS Summary of Deposits Report.

(2) Does not include Marion, Polk and Wakulla counties where Capital City
    Bank maintains residential mortgage lending offices only.

(3) CCB entered market in May 2005.

(4) Acquired Quincy State Bank (March 19, 2004) which was located in an existing CCB market.

(5) Does not include Thomas county where Capital City Bank maintains a residential mortgage lending office only.

(6) CCB entered market in October 2004.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.

                        Number of         Number of Commercial
County              Commercial Banks          Bank Offices
--------------------------------------------------------------
Florida:
  Alachua                  14                      60
  Bradford                  3                       3
  Citrus                   15                      44
  Clay                     12                      28
  Dixie                     3                       4
  Gadsden                   4                       6
  Gilchrist                 3                       5
  Gulf                      5                       7
  Hernando                 13                      36
  Jefferson                 2                       2
  Leon                     14                      80
  Levy                      3                      13
  Madison                   5                       5
  Pasco                    22                     109
  Putnam                    6                      16
  St. Johns                19                      62
  Suwannee                  5                       9
  Taylor                    3                       4
  Washington                4                       4
Georgia:
  Bibb                     12                      55
  Burke                     5                      10
  Grady                     5                       8
  Laurens                   8                      18
  Troup                     9                      21
Alabama:
  Chambers                  5                      10

Data obtained from the June 30, 2005 FDIC/OTS Summary of Deposits Report.


REGULATORY CONSIDERATIONS

We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not our shareowners or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Such legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

CCBG is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"). As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Except for the activities relating to financial holding companies permissible under the Gramm-Leach-Bliley Act, these restrictions will apply to us. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

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

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank's voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977 ("CRA").

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the Florida Department of Financial Services (the "Florida Department"). Florida statutes define "control" as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Department. These requirements will affect us because the Bank is chartered under Florida law and changes in control of us are indirect changes in control of the Bank.

Tying. Financial holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services offered by the holding company or its affiliates.

Capital; Dividends; Source of Strength. The Federal Reserve imposes certain capital requirements on us under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us.

The ability of the Bank to pay dividends, however, will be subject to regulatory restrictions which are described below under "Dividends." We are also able to raise capital for contributions to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the financial holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

Capital City Bank

CCB is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Department. The Florida Department supervises and regulates all areas of the Bank's operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank's corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of branches. The Bank is also a member bank of the Federal Reserve System, which makes the Bank's operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, the Bank's deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

As a state chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Bank's clients. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

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

Dividends. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of the Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

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

Insurance of Accounts and Other Assessments. The deposit accounts of the Bank are currently insured by the Bank Insurance Fund of the FDIC generally up to a maximum of $100,000 per separately insured depositor, and the Bank is subject to FDIC deposit insurance assessments. In February 2006, Congress passed and the President signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"). Under FDIRA, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund to create the Deposit Insurance Fund ("DIF"). FDIRA increases insurance coverage for retirement accounts to $250,000. Insurance limits will be indexed for inflation once very five years with the first limit adjustment scheduled to occur on April 1, 2010.
In addition, FDIRA eliminates the 23 basis point premium "rate cliff" which occurs when the reserve ratio of deposits insured to premiums held falls beneath 1.25% for more than one year. Federal banking agencies may prohibit any insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance fund. The FDIC adopted a risk-based system for determining deposit insurance assessments under which all insured institutions were placed into one of nine categories and assessed insurance premiums, ranging from 0.0% to 0.27% of insured deposits, based upon their level of capital and supervisory evaluation. Because the FDIC sets the assessment rates based upon the level of assets in the insurance fund, premium rates rise and fall as the number and size of bank failures increase and decrease, respectively. Under the system, institutions are assigned to one of three capital categories based solely on the level of an institution's capital, "well capitalized," "adequately capitalized", and "undercapitalized." These three groups are then divided into three subgroups that reflect varying levels of supervisory concern, from those that are considered to be healthy to those that are considered to be of substantial supervisory concern.

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

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be "well capitalized" before the Federal Reserve will approve an application by a financial holding company to acquire or merge with a bank or bank holding company.

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

We currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy, and are unaware of any material violation or alleged violation of these regulations, policies or directives.

Interstate Banking and Branching. The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that adequately capitalized and managed financial holding companies are permitted to acquire banks in any state.

State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

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

USA PATRIOT Act of 2001. On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks occurring on September 11, 2001. The Patriot Act is intended to strengthen the U.S. law enforcement and intelligence communities' ability to work together to combat terrorism. Title III of the Patriot Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including the Bank, to identify their clients, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions. In addition, the collected client identification information must be verified within a reasonable time after a new account is opened through documentary or non-documentary methods. All new clients must be screened against any
Section 326 government lists of known or suspected terrorists within a reasonable time after opening an account.

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

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

Future Legislative Developments

Various legislative acts, including proposals to modify the bank regulatory system, expand the powers of banking institutions and financial holding companies and limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and the Florida legislature. Such legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

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

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which an entity operates. We file a consolidated federal tax return with a fiscal year ending on December
31. We have filed tax returns for each state jurisdiction affected in 2004 and will do the same for 2005.

Website Access to Company's Reports

Our internet website is www.ccbg.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), and reports filed pursuant to Section 16, 13(d), and 13(g) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.


Item 1A.  Risk Factors

You should consider carefully the following risk factors before deciding whether to invest in our common stock. Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

We may not be able to successfully manage our growth or implement our growth strategies, which may adversely affect our results of operations and financial condition.

During the last five years, we have experienced significant growth, and a key aspect of our business strategy is our continued growth and expansion. The goal of our primary business strategy known as Project 2010 is to increase our annual earnings to $50 million by 2010. Our ability to manage our growth successfully will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization.

Our earnings growth relies, at least in part, on strategic acquisitions. Our ability to grow through selective acquisitions of financial institutions or branches will depend on successfully identifying, acquiring and integrating those institutions or branches. We cannot assure you that we will be able to identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches. In addition, we may fail to realize the growth opportunities and cost savings we anticipate to be derived from our acquisitions. Finally, it is possible that during the integration process of our acquisitions, we could lose key associates or the ability to maintain relationships with clients.

As we continue to implement our growth strategy by opening new offices or through strategic acquisitions, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new offices, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or for future growth. We cannot assure you that such financing will be available to us on acceptable terms or at all.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on the Bank's net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and our borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income because we will need to pay the higher rates on our deposits and borrowings while being limited on the repricing of these loans due to the interest rate caps.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our clients will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. This will result in credit losses which are inherent in the lending business. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

   *  the risk characteristics of various classifications of loans;
   *  previous loan loss experience;
   *  specific loans that have loss potential;

   *  delinquency trends;
   *  estimated fair market value of the collateral;
   *  current economic conditions; and
   *  geographic and industry loan concentrations.

If our estimate of credit losses inherent in the loan portfolio is incorrect, our earnings could be significantly and adversely affected. Therefore, we cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio. Additionally, we may experience losses in our loan portfolios or encounter adverse trends that require us to significantly increase our allowance for loan losses in the future, which could also have an adverse affect on our earnings.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, commercial loans, construction loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, and consumer loans may expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate.
In addition, commercial real estate, commercial, construction, and consumer loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have greater credit risk than residential real estate for the following reasons:

   * Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.
   * Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower's business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and illiquid, and fluctuate in value based on the success of the business.
   * Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property's value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.
   * Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2005, approximately 34.7% and 35.0% of our $2.1 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 7.8% was secured by property under construction.

A major change in the real estate market, such as a deterioration in the value of the collateral, or in the local or national economy, could adversely affect our clients' ability to repay their loans. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

An economic downturn in Florida and Georgia could hinder our ability to operate profitably and have an adverse impact on our operations.

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in Florida and Georgia. As of December 31, 2005, substantially all of our loans secured by real estate are secured by properties located in Florida and Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in those areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans which would have an adverse impact on our operations.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property which could result in reduced net income.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default, is dependent upon factors outside of our control, including, but not limited to:

   *  general or local economic conditions;
   *  neighborhood values;
   *  interest rates;
   *  real estate tax rates;
   *  operating expenses of the mortgaged properties;
   *  supply of and demand for rental units or properties;
   *  ability to obtain and maintain adequate occupancy of the properties;
   *  zoning laws;
   *  governmental rules, regulations and fiscal policies; and
   *  acts of God.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The Nasdaq National Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock over the twelve-month period ending December 31, 2005 was approximately 19,493 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Our insiders have substantial control over matters requiring shareowner approval, including changes of control.

Our shareowners who own more than 5% of our common stock, directors, and executive officers, beneficially owned approximately 48.9% of the outstanding shares of our stock as of December 31, 2005. Accordingly, these principal shareowners, directors, and executive officers, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareowners of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the Bank.

The Bank is subject to extensive regulation, supervision and examination by the Florida Department of Financial Services, and by the Federal Reserve. As a member of the Federal Home Loan Bank ("FHLB"), the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareowners. The Bank's activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results. Please refer to the Section entitled "Business - Regulatory Considerations" of this Report.

Our Articles of Incorporation, Bylaws, and certain laws and regulations may prevent or delay transactions you might favor, including a sale or merger of CCBG.

CCBG is registered with the Federal Reserve as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the BHCA. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Provisions of our Articles of Incorporation, Bylaws, certain laws and regulations and various other factors may make it more difficult and expensive for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock.

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareowner action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Additionally, our Articles of Incorporation and Bylaws divide our Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class is elected each year. The classification of our Board of Directors could make it more difficult for a company to acquire control of us. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation which relate to business combinations with interested shareowners. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

   *  Supermajority voting requirements to remove a director from office;
   * Provisions regarding the timing and content of shareowner proposals and nominations;
   * Supermajority voting requirements to amend Articles of Incorporation unless approval is received by a majority of "disinterested directors";
   *  Absence of cumulative voting; and
   *  Inability for shareowners to take action by written consent.


Item 1B.  Unresolved Staff Comments
None.


Item 2.  Properties

We are headquartered in Tallahassee, Florida. Our executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee. The building is owned by the Bank, but is located on land leased under a long-term agreement.

The Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest. The annual lease provides for payments of approximately $109,000, to be adjusted for inflation in future years.

The Bank leases its East Dublin Office from a partnership of which Director McGrath Keen has one-half ownership interest. The annual lease provides for payments of $46,500, to be adjusted for inflation in future years.

As of February 28, 2006, the Bank had 69 banking locations. Of the 69 locations, the Bank leases the land, buildings, or both at 14 locations and owns the land and buildings at the remaining 55.


Item 3.  Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5.  Market for the Registrant's Common Equity, Related Shareowner
           Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the Nasdaq National Market under the symbol
"CCBG."

The following table presents the range of high and low closing sales prices reported on the Nasdaq National Market and cash dividends declared for each quarter during the past two years, as adjusted for our 5-for-4 stock split effective July 1, 2005. We had a total of 1,716 shareowners of record as of February 28, 2006.


                                  2005                              2004
                     ------------------------------   ------------------------------
                      Fourth  Third  Second  First     Fourth  Third  Second  First
                       Qtr.    Qtr.   Qtr.    Qtr.      Qtr.    Qtr.   Qtr.    Qtr.
------------------------------------------------------------------------------------
Common stock price:
  High               $39.33  $38.72  $33.46  $33.60   $36.78  $32.96  $34.52  $36.44
  Low                 33.21   31.78   28.02   29.30    30.17   26.66   28.40   31.25
  Close               34.29   37.71   32.32   32.41    33.44   30.97   31.67   33.00
Cash dividends
  declared per share  .1625   .1520   .1520   .1520    .1520   .1440   .1440   .1440


Future payment of dividends will be subject to determination and declaration by our Board of Directors. Florida law limits our payment of dividends. There are also legal limits on the frequency and amount of dividends that CCB can pay us. See subsection entitled "Dividends" in the Business section on page 12, in the Management's Discussion and Analysis of Financial Condition and Operating Results on page 48 and Note 15 in the Notes to Consolidated Financial Statements. These restrictions may limit our ability to pay dividends to our shareowners. As of February 28, 2006, we do not believe these restrictions will impair our ability to declare and pay our routine and customary dividends.

Item 6.  Selected Financial Data
(Dollars in Thousands, Except Per Share Data)(1)

                                                       For the Years Ended December 31,
                                        ----------------------------------------------------------
                                           2005        2004        2003        2002        2001
--------------------------------------------------------------------------------------------------
Interest Income                         $  140,053  $  101,525  $   94,830  $  104,165  $  117,156
Net Interest Income                        109,990      86,084      79,991      81,662      68,907
Provision for Loan Losses                    2,507       2,141       3,436       3,297       3,983
Net Income                                  30,281      29,371      25,193      23,082      16,866

Per Common Share:
  Basic Net Income                      $     1.66  $     1.74  $     1.53  $     1.40  $     1.02
  Diluted Net Income                          1.66        1.74        1.52        1.39        1.02
  Cash Dividends Declared                     .619        .584        .525        .402        .381
  Book Value                                 16.39       14.51       15.27       14.08       12.86

Key Performance Ratios:
  Return on Average Assets                    1.22%       1.46%       1.40%       1.34%       0.99%
  Return on Average Equity                   10.56       13.31       12.82       12.85       10.00
  Net Interest Margin (FTE)                   5.09        4.88        5.01        5.35        4.61
  Dividend Pay-Out Ratio                     37.35       33.62       34.51       28.87       37.48
  Equity to Assets Ratio                     11.65       10.86       10.98       10.22        9.43

Asset Quality:
  Allowance for Loan Losses             $   17,410  $   16,037  $   12,429  $   12,495  $   12,096
  Allowance for Loan Losses to Loans          0.84%       0.88%       0.93%       0.97%       0.98%
  Nonperforming Assets                       5,550       5,271       7,301       3,843       3,940
  Nonperforming Assets to Loans + ORE         0.27        0.29        0.54        0.30        0.32
  Allowance to Nonperforming Loans          331.11      345.18      529.80      497.72      496.96
  Net Charge-Offs to Average Loans            0.13        0.22        0.27        0.23        0.31

Averages for the Year:
  Loans, Net                            $1,968,289  $1,538,744  $1,318,080  $1,256,107  $1,184,290
  Earning Assets                         2,187,672   1,789,843   1,624,680   1,556,500   1,534,548
  Total Assets                           2,486,733   2,006,745   1,804,895   1,727,180   1,704,167
  Deposits                               1,954,888   1,599,201   1,431,808   1,424,999   1,442,916
  Subordinated Notes                        50,717       5,155           -           -           -
  Long-Term Borrowings                      70,216      59,462      55,594      30,423      15,308
  Shareowners' Equity                      286,712     220,731     196,588     179,652     168,652

Year-End Balances:
  Loans, Net                            $2,067,494  $1,828,825  $1,341,632  $1,285,221  $1,243,351
  Earning Assets                         2,299,677   2,113,571   1,648,818   1,636,472   1,626,841
  Total Assets                           2,625,462   2,364,013   1,846,502   1,824,771   1,821,423
  Deposits                               2,079,346   1,894,886   1,474,205   1,434,200   1,550,101
  Subordinated Notes                        62,887      30,928           -           -           -
  Long-Term Borrowings                      69,630      68,453      46,475      71,745      13,570
  Shareowners' Equity                      305,776     256,800     202,809     186,531     171,783

Other Data:
  Basic Average Shares Outstanding      18,263,855  16,805,696  16,528,109  16,531,606  16,552,446
  Diluted Average Shares Outstanding    18,281,243  16,810,926  16,563,986  16,592,944  16,615,544
  Shareowners of Record(2)                   1,716       1,598       1,512       1,457       1,473
  Banking Locations(2)                          69          60          57          54          56
  Full-Time Equivalent Associates(2)         1,013         926         795         781         787

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective
    July 1, 2005, and the 5-for-4 stock split effective June 13, 2003.

(2) As of the record date.  The record date is on or about March 1st of the following year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operation and should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report.

This Annual Report, including this MD&A section, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A Risk Factors of this Annual Report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, other factors besides those listed in Item 1A Risk Factors or discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and are the parent of our wholly-owned subsidiary, Capital City Bank. The Bank offers a broad array of products and services through a total of 69 full-service offices located in Florida, Georgia, and Alabama. The Bank also has mortgage lending offices in three additional Florida communities, and one Georgia community. The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, brokerage and data processing services.

From an industry and national perspective, our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and non-interest income such as service charges on deposit accounts, asset management and trust fees, mortgage banking revenues, merchant services, brokerage and data processing revenues.

Our philosophy is to grow and prosper, building long-term relationships based on quality service, high ethical standards, and safe and sound banking practices. We are a super-community bank in the relationship banking business with a locally oriented, community-based focus, which is augmented by experienced, centralized support in select specialized areas. Our local market orientation is reflected in our network of banking office locations, experienced community executives, and community advisory boards which support our focus on responding to local banking needs. We strive to offer a broad array of sophisticated products and to provide quality service by empowering associates to make decisions in their local markets.

Pursuant to our long-term strategic initiative "Project 2010", we have continued our expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas. We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking.

Recent Acquisitions. On May 20, 2005, we completed our merger with First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. We issued approximately 906,000 shares of common stock and paid approximately $29.0 million in cash for a total purchase price of $58.0 million. FABC's wholly-owned subsidiary, First National Bank of Alachua ("FNBA") had $228.3 million in assets at closing with seven offices in Alachua County and an eighth office in Hastings, Florida, which is in St. Johns County.

On October 15, 2004, we completed our acquisition of Farmers and Merchants Bank ("FMB") in Dublin, Georgia, a $395 million asset institution with three offices in Laurens County. We issued 21.35 shares and $666.50 in cash for each of the 50,000 shares of Farmers and Merchants Bank, resulting in the issuance of 1,067,500 shares of our common stock and the payment of $33.3 million in cash for a total purchase price of approximately $66.7 million.

On March 19, 2004, our subsidiary, Capital City Bank, completed its merger with Quincy State Bank ("QSB"), a former subsidiary of Synovus Financial Corp. QSB had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. Both markets adjoin Leon County, home to our Tallahassee headquarters. In addition, we acquired $208 million in trust and other fiduciary assets from Synovus Trust Company, an affiliate of QSB. The purchase price was $28.1 million in cash.

Throughout this section, we refer to the acquisitions of FABC, FMB, and QSB as the "Recent Acquisitions."

FINANCIAL OVERVIEW

We are providing a summary overview of our financial performance for 2005 below. For comparison purposes, the below mentioned performance factors exclude the impact of a one-time gain on sale of the Bank's credit card portfolio in August 2004.

   * Earnings of $30.3 million, or $1.66 per diluted share, represent increases of 20.4% and 11.1%, respectively, over 2004 core earnings (reported earnings excluding the one-time, after-tax gain on the sale of the credit card portfolio of $4.2 million, or $.25 per diluted share).

   * Growth in earnings was attributable to strong growth in operating revenues as reflected by 27.8% growth in net interest income and a 12.6% increase in noninterest income.

   * Taxable equivalent net interest income grew 27.4% over 2004 due to earning asset growth and an improved net interest margin.

   * Net interest margin percentage improved 21 basis points to 5.09% driven by an improved earning asset mix and higher earning asset yields.

   * Noninterest income grew 12.6% over 2004 due primarily to higher deposit service charge fees, asset management fees, mortgage banking revenues, and merchant services fees.

   * Strong credit quality continues to be a key driver in the Bank's earnings performance. Net charge-offs totaled $2.5 million, or .13% of average loans in 2005 compared to $3.4 million, or .22% in 2004. At year-end the allowance for loan losses was .84% of outstanding loans and provided coverage of 331% of nonperforming loans.

   * Nonperforming assets totaled $5.6 million, or .27% of total loans and other real estate at year-end 2005 compared to $7.4 million, or .36%, at the end of the third quarter 2005 and $5.3 million, or .29%, at year-end 2004.

   * Average earning assets grew 22.2% over 2004 due to Recent Acquisitions and strong loan growth in existing markets.

   * The First National Bank of Alachua acquisition was completed in May 2005 adding $228.3 million in assets.

   * Average deposits grew 22.2% over 2004 due to Recent Acquisitions and our free checking campaign initiated in early 2005.

   *  We remain well-capitalized with a risk-based capital ratio of 13.56%.

RESULTS OF OPERATIONS

Net income for 2005 totaled $30.3 million, or $1.66 per diluted share. This compares to $29.4 million, or $1.74 per diluted share in 2004, and $25.2 million, or $1.52 per diluted share in 2003. Net income in 2004 included a one-time, after-tax gain of $4.2 million, or $.25 per diluted share, from the sale of the Bank's credit card portfolio in August 2004.

The growth in core earnings (reported earnings excluding the one-time, after-tax gain on sale of credit card portfolio) for 2005 of $5.2 million, or $.17 per diluted share, was primarily attributable to growth in operating revenue (defined as the total of net interest income and noninterest income) of $29.4 million, or 22.7%, partially offset by a higher loan loss provision of $0.4 million, or 17.1%, an increase in noninterest expense of $20.6 million, or 23.1%, and a higher income tax provision of $3.3 million, or 25.1%. The increase in operating revenue was driven by a 27.8% increase in net interest income and a 12.6% increase in noninterest income.

The growth in net interest income for 2005 reflects earning asset growth and an improved net interest margin. Higher deposit service charge fees, mortgage banking revenues, asset management fees, and merchant services fees drove the increase in noninterest income. The increase in noninterest expense is primarily attributable to higher operating costs associated with the integration of two recent acquisitions, which added 12 new offices to the Capital City franchise, and marketing costs supporting our new "Absolutely Free Checking" product.

A condensed earnings summary for the last three years is presented in Table 1.

Table 1
CONDENSED SUMMARY OF EARNINGS

                                                        For the Years Ended December 31,
                                                     --------------------------------------
(Dollars in Thousands, Except Per Share Data)(1)       2005           2004           2003
-------------------------------------------------------------------------------------------
Interest Income                                      $140,053       $101,525       $ 94,830
Taxable Equivalent Adjustments                          1,222          1,207          1,414
                                                     --------       --------       --------
Total Interest Income (FTE)                           141,275        102,732         96,244
Interest Expense                                       30,063         15,441         14,839
                                                     --------       --------       --------
Net Interest Income (FTE)                             111,212         87,291         81,405
Provision for Loan Losses                               2,507          2,141          3,436
Taxable Equivalent Adjustments                          1,222          1,207          1,414
                                                     --------       --------       --------
Net Interest Income After Provision
   for Loan Losses                                    107,483         83,943         76,555
Noninterest Income                                     49,198         43,372         41,939
Gain on Sale of Credit Card Portfolios                      -          7,181              -
Noninterest Expense                                   109,814         89,226         79,721
                                                     --------       --------       --------
Income Before Income Taxes                             46,867         45,270         38,773
Income Taxes                                           16,586         15,899         13,580
                                                     --------       --------       --------
Net Income                                           $ 30,281       $ 29,371       $ 25,193
                                                     ========       ========       ========
Basic Net Income Per Share                           $   1.66       $   1.74       $   1.53
                                                     ========       ========       ========
Diluted Net Income Per Share                         $   1.66       $   1.74       $   1.52
                                                     ========       ========       ========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005, and the 5-for-4 stock split effective June 13, 2003.


Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. An analysis of our net interest income, including average yields and rates, is presented in Tables 2 and 3. This information is presented on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 2005, taxable equivalent net interest income increased $23.9 million, or 27.4%. This follows an increase of $5.9 million, or 7.2%, in 2004, and a decrease of $1.9 million, or 2.3%, in 2003. The favorable impact in 2005 resulted from a $397.8 million, or 22.2%, growth in average earning assets and a 21 basis point improvement in the net interest margin percentage.

Table 2
AVERAGE BALANCES AND INTEREST RATES

                                                                2005
                                                   ----------------------------
                                                     Average            Average
(Taxable Equivalent Basis - Dollars in Thousands)    Balance   Interest   Rate
-------------------------------------------------------------------------------
Assets:
 Loans, Net of Unearned Interest(1)(2)             $1,968,289  $133,665   6.79%
 Taxable Investment Securities                        142,406     4,250   2.98
 Tax-Exempt Investment Securities(2)                   49,252     2,369   4.81
 Funds Sold                                            27,725       991   3.53
                                                   ----------  --------   ----
    Total Earning Assets                            2,187,672   141,275   6.46

 Cash & Due From Banks                                105,787
 Allowance For Loan Losses                            (17,081)
 Other Assets                                         210,355
                                                   ----------
    TOTAL ASSETS                                   $2,486,733
                                                   ==========

Liabilities:
 NOW Accounts                                      $  430,601  $  2,868   0.67%
 Money Market Accounts                                275,830     4,337   1.57
 Savings Accounts                                     152,890       292   0.19
 Time Deposits                                        550,821    13,637   2.48
                                                   ----------  --------   ----
    Total Interest Bearing Deposits                 1,410,142    21,134   1.50
 Short-Term Borrowings                                 97,863     2,854   2.92
 Subordinated Notes Payable                            50,717     2,981   5.88
 Other Long-Term Borrowings                            70,216     3,094   4.41
                                                   ----------  --------   ----
    Total Interest Bearing Liabilities              1,628,938    30,063   1.85
 Noninterest Bearing Deposits                         544,746
 Other Liabilities                                     26,337
                                                   ----------
    TOTAL LIABILITIES                               2,200,021

Shareowners' Equity:
 Common Stock                                             186
 Additional Paid-In Capital                            70,678
 Retained Earnings                                    215,848
                                                   ----------
    TOTAL SHAREOWNERS' EQUITY                         286,712
                                                   ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                        $2,486,733
                                                   ==========
Interest Rate Spread                                                      4.61%
                                                                          =====
Net Interest Income                                            $111,212
                                                               ========
Net Interest Margin(3)                                                    5.09%
                                                                          =====



                                                                2004
                                                   ----------------------------
                                                     Average            Average
(Taxable Equivalent Basis - Dollars in Thousands)    Balance   Interest   Rate
-------------------------------------------------------------------------------

Assets:
 Loans, Net of Unearned Interest(1)(2)             $1,538,744  $ 95,796   6.23%
 Taxable Investment Securities                        131,842     3,138   2.38
 Tax-Exempt Investment Securities(2)                   51,979     2,965   5.70
 Funds Sold                                            67,278       833   1.24
                                                   ----------  --------   ----
    Total Earning Assets                            1,789,843   102,732   5.74
                                                   ==========

 Cash & Due From Banks                                 93,070
 Allowance For Loan Losses                            (13,846)
 Other Assets                                         137,678
                                                   ----------
    TOTAL ASSETS                                   $2,006,745
                                                   ==========

Liabilities:
 NOW Accounts                                      $  292,492  $    733   0.25%%
 Money Market Accounts                                227,808     1,190   0.521
 Savings Accounts                                     130,282       164   0.13
 Time Deposits                                        459,464     9,228   2.01
                                                   ----------  --------   ----
    Total Interest Bearing Deposits                 1,110,046    11,315   1.02
 Short-Term Borrowings                                100,582     1,270   1.26
 Subordinated Notes Payable                             5,155       294   5.71
 Other Long-Term Borrowings                            59,462     2,562   4.31
                                                   ----------  --------   ----
    Total Interest Bearing Liabilities              1,275,245    15,441   1.21
 Noninterest Bearing Deposits                         489,155
 Other Liabilities                                     21,614
                                                   ----------
    TOTAL LIABILITIES                               1,786,014

Shareowners' Equity:
 Common Stock                                             178
 Additional Paid-In Capital                            24,543
 Retained Earnings                                    196,010
                                                   ----------
    TOTAL SHAREOWNERS' EQUITY                         220,731
                                                   ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                        $2,006,745
                                                   ==========
Interest Rate Spread                                                      4.53%
                                                                          =====
Net Interest Income                                            $ 87,291
                                                               ========
                                                                          =====
Net Interest Margin(3)                                                    4.88%



                                                                2003
                                                   ----------------------------
                                                     Average            Average
(Taxable Equivalent Basis - Dollars in Thousands)    Balance   Interest   Rate
-------------------------------------------------------------------------------

Assets:
 Loans, Net of Unearned Interest(1)(2)             $1,318,080  $ 87,608   6.65%
 Taxable Investment Securities                        124,541     3,725   2.98
 Tax-Exempt Investment Securities(2)                   61,387     3,650   5.95
 Funds Sold                                           120,672     1,261   1.03
                                                   ----------  --------   ----
    Total Earning Assets                            1,624,680    96,244   5.92

 Cash & Due From Banks                                 79,625
 Allowance For Loan Losses                            (12,544)
 Other Assets                                         113,134
                                                   ----------
    TOTAL ASSETS                                   $1,804,895
                                                   ==========

Liabilities:
 NOW Accounts                                      $  264,159  $    676   0.26%
 Money Market Accounts                                215,597     1,312   0.61
 Savings Accounts                                     109,837       189   0.17
 Time Deposits                                        433,176     9,390   2.17
                                                   ----------  --------   ----
    Total Interest Bearing Deposits                 1,022,769    11,567   1.13
 Short-Term Borrowings                                101,274     1,270   1.25
 Subordinated Notes Payable                                 -         -      -
 Other Long-Term Borrowings                            55,594     2,002   3.60
                                                   ----------  --------   ----
    Total Interest Bearing Liabilities              1,179,637    14,839   1.26
 Noninterest Bearing Deposits                         409,039
 Other Liabilities                                     19,631
                                                   ----------
    TOTAL LIABILITIES                               1,608,307

Shareowners' Equity:
 Common Stock                                             175
 Additional Paid-In Capital                            15,229
 Retained Earnings                                    181,184
                                                   ----------
    TOTAL SHAREOWNERS' EQUITY                         196,588
                                                   ----------
      TOTAL LIABILITIES AND
        SHAREOWNERS' EQUITY                        $1,804,895
                                                   ==========
Interest Rate Spread                                                      4.66%
                                                                          =====
Net Interest Income                                            $ 81,405
                                                               ========
Net Interest Margin(3)                                                    5.01%
                                                                          =====


(1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $3.1 million, $1.7 million and $1.8 million in 2005, 2004 and 2003, respectively.

(2) Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3) Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)
(Taxable Equivalent Basis - Dollars in Thousands)

                                                  2005 Changes from 2004                     2004 Changes from 2003
                                            --------------------------------------      ------------------------------------
                                                                      Due To                                     Due To
                                                                      Average                                    Average
                                                                 -----------------                          -----------------
                                             Total   Calendar(3)  Volume     Rate       Total   Calendar(3)  Volume     Rate
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets:
  Loans, Net of Unearned Interest(2)        $37,870   $(262)     $27,076   $11,056     $8,188     $240      $13,939   $(5,991)
  Investment Securities:
    Taxable(2)                                1,110      (3)         693       420       (587)       3           68      (658)
    Tax-Exempt                                 (597)      -         (156)     (441)      (685)       -         (558)     (127)
  Funds Sold                                    158      (2)        (488)      648       (428)       3         (558)      127
                                            -------   -----      -------   -------     ------     ----      -------   -------

Total                                        38,541    (267)      27,125    11,683      6,488      246       12,891    (6,649)
                                            -------   -----      -------   -------     ------     ----      -------   -------

Interest Bearing Liabilities:
  NOW Accounts                                2,134      (2)         347     1,789         55        2           73       (20)
  Money Market Accounts                       3,148      (3)         251     2,900       (121)       4           74      (199)
  Savings Accounts                              128      (1)          28       101        (25)       -           35       (60)
  Time Deposits                               4,408     (25)       1,840     2,593       (161)      26          568      (755)
  Short-Term Borrowings                       1,585      (3)          83     1,505          -        3         (197)      194
  Subordinated Notes Payable                  2,687      (1)       2,609        79        294        -          294         -
  Long-Term Borrowings                          532      (7)         465        74        560        5          139       416

Total                                        14,622     (42)       5,623     9,041        602       40          986      (424)
                                            -------   -----      -------   -------     ------     ----      -------   -------

Changes in Net Interest Income              $23,919   $(225)     $21,502   $ 2,642     $5,886     $206      $11,905   $(6,225)
                                            =======   =====      =======   =======     ------     ----      -------   -------

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

(3) Reflects difference in 365 day year (2005 and 2003) versus 366 day year (2004).

For the year 2005, taxable equivalent interest income increased $38.5 million, or 37.5%, over 2004, and increased $6.5 million, or 6.7%, in 2004 over 2003. Growth in 2005 was driven by strong organic loan growth, loans acquired in connection with Recent Acquisitions, and higher yields on earning assets. Rising interest rates, coupled with new loan production and the repricing of existing earning assets were the primary factors contributing to a 72 basis point improvement in the yield on earning assets, which increased from 5.74% in 2004 to 6.46% for 2005. This compares to an 18 basis point reduction in 2004 over 2003. As shown in Table 3, the loan portfolio was a significant contributor to the increase in interest income.

Interest expense increased $14.6 million, or 94.7%, over 2004, and $0.6 million, or 4.1%, in 2004 over 2003. Rising interest rates and growth in interest bearing liabilities drove the increase in 2005. However, the impact of rising rates was partially offset by a shift in mix, as certificates of deposit (generally a higher cost deposit product) declined relative to total deposits. Certificates of deposit, as a percent of total average deposits, declined from 28.7% in 2004 to 28.2% in 2005. The average rate paid on interest bearing liabilities in 2005 increased 64 basis points compared to 2004, reflecting both deposit competition and the Federal Reserve's continued increases in the federal funds target rate.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 8 basis points in 2005 and decreased 13 basis points in 2004. The increase in 2005 was primarily attributable to the higher yields on earning assets.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.09% in 2005, compared to 4.88% in 2004 and 5.01% in 2003. In 2005, the higher yields on earning assets (partially offset by higher rates paid on interest bearing liabilities) resulted in a 21 basis point improvement in the margin.

Loan growth is anticipated to have a favorable impact on net interest income during the upcoming year along with any further increases in the Federal Reserve's target rate on overnight funds. However, these improvements will be partially offset by the rising cost of funds. A further discussion of our earning assets and funding sources can be found in the section entitled "Financial Condition."

Provision for Loan Losses

The provision for loan losses was $2.5 million in 2005, compared to $2.1 million in 2004 and $3.4 million in 2003. The loan loss provisions in both 2004 and 2005 were impacted by a re-assessment of the reserve to reflect the changing risk profile associated with the Bank's sale of its credit card portfolio during the third quarter of 2004 and the addition of Recent Acquisitions.

Net charge-offs for 2005 totaled $2.5 million, or .13% of average loans for the year compared to $3.4 million, or .22% for 2004 and $3.5 million, or .27% for 2003. At December 31, 2005, the allowance for loan losses totaled $17.4 million compared to $16.0 million in 2004 and $12.4 million in 2003. At year-end 2005, the allowance represented .84% of total loans and provided coverage of 331% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" and Tables 7 and 8 for further information regarding the allowance for loan losses.

Noninterest Income

In 2005, noninterest income (excluding the before-tax gain of $6.9 million on the sale of the Bank's credit card portfolio in August 2004) increased $5.5 million, or 12.6%, over 2004 primarily due to higher deposit service charge fees, asset management fees, mortgage banking revenues, and merchant services fees.

Noninterest income (excluding the above referenced gain) for 2004 increased $1.8 million, or 4.3%, over 2003. The increase primarily reflects a higher level of deposit service charge fees, asset management fees, data processing fees, and merchant services fees, partially offset by a decrease in mortgage banking revenues.

The table below reflects the major components of noninterest income.

                                             For the Years Ended December 31,
                                            ---------------------------------
(Dollars in Thousands)                         2005        2004        2003
-----------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposit Accounts        $20,740     $17,574     $16,319
  Data Processing                              2,610       2,628       2,403
  Asset Management Fees                        4,419       4,007       2,650
  Retail Brokerage Fees                        1,322       1,401       1,212
  Gain on Sale of Investment Securities            9          14           1
  Mortgage Banking Revenues                    4,072       3,208       6,090
  Merchant Services Fees                       6,174       5,135       4,563
  Interchange Fees                             2,239       2,229       2,183
  Gain on Sale of Credit Card Portfolios           -       7,180           -
  ATM/Debit Card Fees                          2,206       2,007       1,939
  Other                                        5,407       5,170       4,579
                                             -------     -------     -------
Total Noninterest Income                     $49,198     $50,553     $41,939
                                             =======     =======     =======

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees increased $3.2 million, or 18.0%, in 2005, compared to an increase of $1.3 million, or 7.7%, in 2004. Deposit service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges, and the collection rate. The increase in deposit service charge fees in 2005 is due to higher overdraft and nonsufficient funds ("NSF") fees due to growth in deposit accounts attributable to Recent Acquisitions and "Absolutely Free Checking." The increase in service charge revenues in 2004 was primarily attributable to growth in overdraft and NSF fees primarily associated with a revised fee structure implemented in mid-2004.

Asset Management Fees. In 2005, asset management fees increased $412,000, or 10.3%, versus an increase of $1.4 million, or 51.2%, in 2004. At year-end 2005, assets under management totaled $693.0 million, reflecting net growth of $40.0 million, or 6.1% over 2004. The increase reflects new business which produced growth in assets of $118.0 million partially offset by normal distribution activity within managed accounts and estates. At year-end 2004, assets under management totaled $653.0 million, reflecting growth of $249.0 million, or 61.6% over 2003. This growth was due to the purchase of $208.0 million in trust and investment management accounts from Synovus Trust Company in connection with the Quincy State Bank acquisition, growth in new business, and improved asset returns.

Mortgage Banking Revenues. In 2005, mortgage banking revenues increased $864,000, or 26.9%, compared to a decrease of $2.9 million, or 47.3% in 2004. The increase in 2005 reflects a 19.2% increase in production over 2004 which was driven by increased home purchase and construction activity in Bank markets and lower interest rates for residential real estate financing. The decrease in 2004 was due to a decline in fixed rate mortgage production that was affected by a general slow-down in residential lending markets. We generally sell all fixed rate residential loan production into the secondary market. The level of interest rates, origination volume and percent of fixed rate production have significant impacts on our mortgage banking revenues.

Merchant Services Fees. Merchant services fees increased $1.0 million, or 20.2% in 2005 compared to a $572,000, or 12.5% increase in 2004. The improvement in both periods is directly related to growth in merchant card transaction volume primarily driven by growth in the client base.

Noninterest income as a percent of average assets was 1.98% in 2005, compared to 2.52% in 2004, and 2.32% in 2003. The decline from 2004 to 2005 primarily reflects the impact of the one-time gain on sale of the Bank's credit card portfolio in August 2004. The decline from 2003 versus 2005 reflects the impact of Recent Acquisitions which brought a lower and less diverse level of noninterest income in relation to the consolidated asset base.

Noninterest Expense

Noninterest expense grew by $20.6 million, or 23.1%, in 2005 and $9.5 million, or 11.9% in 2004 due to higher expense for compensation, occupancy, professional fees, advertising, and intangible amortization.

The table below reflects the major components of noninterest expense.

                                           For the Years Ended December 31,
                                          ---------------------------------
(Dollars in Thousands)                      2005         2004        2003
---------------------------------------------------------------------------
Noninterest Expense:
  Salaries                                $ 40,978     $33,968     $30,677
  Associate Benefits                        12,709      10,377       9,785
                                          --------     -------     -------
    Total Compensation                      53,687      44,345      40,462

  Premises                                   8,293       7,074       5,972
  Equipment                                  8,970       8,393       7,840
                                          --------     -------     -------
    Total Occupancy                         17,263      15,467      13,812

  Legal Fees                                 1,827       1,301       1,226
  Professional Fees                          3,825       2,858       1,918
  Processing Services                        1,481         997         999
  Advertising                                4,275       2,001       1,260
  Travel and Entertainment                   1,414       1,023         970
  Printing and Supplies                      2,372       1,854       1,742
  Telephone                                  2,493       2,048       1,872
  Postage                                    1,195       1,007       1,042
  Intangible Amortization                    5,440       3,824       3,241
  Merger Expense                               438         550           -
  Interchange Fees                           5,402       4,741       4,181
  Courier Service                            1,360       1,143       1,068
  Miscellaneous                              7,342       6,067       5,928
                                          --------     -------     -------
    Total Other                             38,864      29,414      25,447

Total Noninterest Expense                 $109,814     $89,226     $79,721
                                          ========     =======     =======

Compensation. Our aggregate compensation expense in 2005 totaled $53.7 million, an increase of $9.3 million, or 21.1%, over 2004. The increase in compensation was driven by higher expense for associate salaries, pension, and insurance benefits, primarily reflective of the integration of associates from acquisitions in late 2004 and mid-2005.

In 2004, compensation increased $3.9 million, or 9.6%, over 2003. The increase was due to higher expense for associate salaries, higher performance-based compensation, increased pension costs, and insurance benefits. The increase in associate salaries was partially due to two acquisitions.

Occupancy. Occupancy expense (including furniture, fixtures and equipment) increased by $1.8 million, or 11.6%, in 2005, compared to $1.7 million, or 12.0% in 2004. The increase in 2005 was driven by higher expense for depreciation, maintenance and repair, and property taxes, primarily attributable to the increase in the number of banking offices, and higher expense for core processing and other software maintenance agreements. The increase in 2004 was primarily due to higher expense for utilities, property taxes, depreciation, and premises rental attributable to the increase in banking offices.

Other. Other noninterest expense increased $9.4 million, or 32.1%, in 2005, compared to $4.0 million, or 15.6%, in 2004. The increase in 2005 was attributable primarily to: (1) higher legal expense of $526,000; (2) higher professional fees of $967,000; (3) increased processing service cost of $484,000; (4) higher advertising costs of $2.3 million; (5) increased printing and supply expense of $518,000; (6) higher intangible amortization of $1.6 million; (7) increased interchange fees of $661,000; and (8) higher miscellaneous expense of $1.3 million.

Legal fees increased due to corporate governance initiatives and a general increase in legal services tied to corporate activities. Higher external audit fees have driven the increase in professional fees. The higher expense for processing fees is attributable to the cost of integrating Recent Acquisitions and core processing upgrades. The increase in advertising expense reflects the marketing costs to support our "Absolutely Free Checking" strategy. The higher expense for printing and supplies is driven by Recent Acquisitions. The increase in intangible amortization reflects core deposit amortization from Recent Acquisitions. The increase in interchange fees is due to merchant card transaction volume and was offset by higher merchant service fees reflected in noninterest income. The higher level of miscellaneous expense is due to increases in Federal Reserve account analysis fees, ATM/Debit card production fees, associate hiring expense, training expense, and other real estate expense.

The increase in 2004 was attributable to: (1) higher professional fees of $940,000 reflective of the internal and external costs of Sarbanes-Oxley
Section 404 compliance and testing work; (2) higher director fees of $101,000 due to an increase in the number of directors, higher fee structure, and number of meetings; (3) higher advertising expense of $741,000 reflective of an increased level of marketing initiatives aimed at supporting two acquisitions and an increased level of product and market support activities;
(4) increased interchange service fees of $560,000 due to higher merchant card transaction volume; (5) higher telephone expense of $176,000; (6) increased intangible amortization expense of $583,000; and (7) higher merger expenses of $550,000. The increases in telephone, intangible amortization, and merger expenses were due to the integration of two acquisitions during the year.

The net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of average assets) was 2.20% in 2005 compared to 1.71% in 2004, and 1.91% in 2003. Our efficiency ratio (expressed as noninterest expense, net of intangible amortization and conversion/merger-related expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 64.8%, 61.6%, and 62.0% in 2005, 2004 and 2003, respectively. Excluding the effect of the one-time gain of $6.9 million realized from the sale of the Bank's credit card portfolio, the above mentioned metrics for 2004 adjust to 2.05% and 64.8%, respectively.

Income Taxes

The consolidated provision for federal and state income taxes was $16.6 million in 2005, compared to $15.9 million in 2004, and $13.6 million in 2003. The increase in each of the three respective years was due to higher taxable income, driven by earnings growth and lower tax exempt income.

The effective tax rate was 35.4% in 2005, 35.1% in 2004, and 35.0% in 2003. These rates differ from the combined federal and state statutory tax rates due primarily to tax-exempt income on loans and securities.

FINANCIAL CONDITION

Our 2005 balance sheet reflects growth from within our existing markets plus the integration of the Recent Acquisitions. Average assets totaled $2.5 billion, an increase of $480.0 million, or 23.9%, in 2005 versus the comparable period in 2004. Average earning assets for 2005 were $2.2 billion, representing an increase of $397.8 million, or 22.2%, over 2004. Loan growth, in existing markets and from acquisitions, fueled the earning asset increase in 2005 as average loans increased $429.5 million, or 27.9%.
A $7.8 million, or 4.3% increase in investment securities also contributed to the increase. Partially offsetting the aforementioned increases was a decrease in average funds sold of $39.6 million, or 58.8%. Funding of 2005 earning asset growth is discussed in more detail under the section entitled "Liquidity."

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

Average loans increased $429.5 million, or 27.9%, over the comparable period in 2004. Loans as a percent of average earning assets increased to 90.0% for the year, compared to 86.0% for 2004. Loan growth occurred in all loan categories during the year as noted in Table 4 below. The growth reflects Recent Acquisitions and strong organic loan growth within existing markets.

Although management is continually evaluating alternative sources of revenue, lending is a major component of our business and is key to profitability. While management strives to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, it can do so only by adhering to sound lending principles applied in a prudent and consistent manner. Thus, management will not relax its underwriting standards in order to achieve designated growth goals.



Table 4
SOURCES OF EARNING ASSET GROWTH

                                                                       Components of
                                           2004 to   Percentage   Average Earning Assets
                                            2005      of Total    ----------------------
(Average Balances - Dollars in Thousands)  Change      Change       2005   2004   2003
----------------------------------------------------------------------------------------
Loans:
  Commercial, Financial
    and Agricultural                      $ 22,696       5.7%        9.5%  10.3%   9.2%
  Real Estate - Construction                41,406      10.4         6.9    6.2    5.5
  Real Estate - Commercial                 197,179      49.6        31.4   27.3   23.4
  Real Estate - Residential                163,479      41.1        31.3   29.1   29.1
  Consumer                                   4,785       1.2        10.9   13.1   13.9
                                          --------     -----       -----  -----  -----
    Total Loans                            429,545     108.0        90.0   86.0   81.1
                                          --------     -----       -----  -----  -----

Securities:
  Taxable                                   10,564       2.7         6.5    7.4    7.7
  Tax-Exempt                                (2,727)     (0.7)        2.3    2.9    3.8
                                          --------     -----       -----  -----  -----
    Total Securities                         7,837       2.0         8.8   10.3   11.5
                                          --------     -----       -----  -----  -----

Funds Sold                                 (39,553)    (10.0)        1.2    3.7    7.4
                                          --------     -----       -----  -----  -----

      Total Earning Assets                $397,829     100.0%      100.0% 100.0% 100.0%
                                          ========     =====       =====  =====  =====

Our average loan-to-deposit ratio increased to 100.7% in 2005 from 96.2% in 2004. This compares to an average loan-to-deposit ratio in 2003 of 92.1%. The higher average loan-to-deposit ratio in all three periods reflects strong loan growth as discussed above.

Real estate loans, combined, represented 77.5% of total loans at December 31, 2005, versus 76.3% in 2004. This increase is reflective of increases in all real estate loan categories as noted above. See the section entitled "Risk Element Assets" for a discussion concerning loan concentrations.

The composition of our loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays our total loan portfolio as of December 31, 2005, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 34.9% as of December 31, 2005, versus 36.6% at December 31, 2004.


Table 5
LOANS BY CATEGORY

                                                As of December 31,
                            ----------------------------------------------------------
(Dollars in Thousands)          2005        2004        2003       2002        2001
--------------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural              $  218,434  $  206,474  $  160,048  $  141,459  $  128,480
Real Estate - Construction     160,914     140,190      89,149      91,110      72,778
Real Estate - Commercial       718,741     655,426     391,250     356,807     302,239
Real Estate - Residential      723,336     600,375     467,790     474,069     530,546
Consumer                       246,069     226,360     233,395     221,776     209,308
                            ----------  ----------  ----------  ----------  ----------
    Total Loans, Net of
      Unearned Interest     $2,067,494  $1,828,825  $1,341,632  $1,285,221  $1,243,351
                            ==========  ==========  ==========  ==========  ==========

Table 6
LOAN MATURITIES

                                                Maturity Periods
                               -------------------------------------------------
                                            Over One       Over
                                One Year     Through       Five
(Dollars in Thousands)          or Less    Five Years      Years         Total
--------------------------------------------------------------------------------
Commercial, Financial and
  Agricultural                 $ 91,765     $ 92,780     $ 33,889     $  218,434
Real Estate                     463,150      284,786      855,055      1,602,991
Consumer(1)                      30,306      165,704       50,059        246,069
                               --------     --------     --------     ----------
    Total                      $585,221     $543,270     $939,003     $2,067,494
                               ========     ========     ========     ==========

Loans with Fixed Rates         $337,826     $359,971     $ 24,277     $  722,074
Loans with Floating or
  Adjustable Rates              247,395      183,299      914,726      1,345,420
                               --------     --------     --------     ----------
    Total                      $585,221     $543,270     $939,003     $2,067,494
                               ========     ========     ========     ==========

(1) Demand loans and overdrafts are reported in the category of one year or less.



Allowance for Loan Losses

Management maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers' inability and unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall credit quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality and other risk factors both internal and external to us.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. Loans that have been identified as impaired are reviewed for adequacy of collateral, with a specific reserve assigned to those loans when necessary. Impaired loans are defined as those in which the full collection of principal and interest in accordance with the contractual terms is improbable. Impaired loans generally include those that are past due for 90 days or more and those classified as doubtful in accordance with our risk rating system. Loans classified as doubtful have a high possibility of loss, but because of certain factors that may work to strengthen the loan, its classification as a loss is deferred until a more exact status may be determined. Not all loans are considered in the review for impairment; only loans that are for business purposes exceeding $25,000 are considered. The evaluation is based on current financial condition of the borrower or current payment status of the loan.

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

Once specific reserves have been assigned to impaired loans, general reserves are assigned to the remaining portfolio. General reserves are assigned to commercial purpose loans of $100,000 or more that are not impaired and large groups of smaller-balance homogenous loans, including commercial loans less than $100,000, consumer loans, and residential mortgage loans.

Commercial purpose loans exceeding $100,000 that are not impaired, but exhibit specific weaknesses are detailed in a monthly Problem Loan Report. These loans are divided into seven different pools based on various risk characteristics and the underlying value of collateral taken to secure specific loans within the pools. These classified loans are monitored for changes in risk ratings that are assigned based on the Bank's Asset Classification Policy, and for the ultimate disposition of the loan. The ultimate disposition may include upgrades in risk ratings, payoff of the loan, or charge-off of the loan. This migration analysis results in a loan loss ratio by loan pool of classified loans that is applied to the balance of the pool to determine general reserves for specifically identified pools of problem loans. This charge-off ratio is adjusted for various environmental factors including past due and nonperforming trends in the loan portfolio, the micro- and macro-economic outlook, and credit administration practices as determined by independent parties.

General reserves are assigned to smaller balance homogenous loan pools, including commercial loans less than $100,000, consumer loans, and residential mortgage loans based on calculated overall loan loss ratios for the past three years. The loan loss ratios applied are adjusted for various environmental factors, with further consideration given to the highest charge-off experience of the Bank dating back to the recession of the late 1980s.

The allowance for loan losses is compared against the sum of the specific reserves assigned to impaired loans plus the general reserves assigned to the remaining portfolio. Adjustments are made when appropriate. A most likely reserve value is determined within the computed range of required calculated reserve, with the actual allowance for loan losses compared to the most likely reserve value. The unallocated reserve is monitored on a regular basis and adjusted based on qualitative risk factors both internal and external to us. Table 7 analyzes the activity in the allowance over the past five years.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                             For the Years Ended December 31,
                                    -----------------------------------------------
(Dollars in Thousands)                2005     2004      2003      2002      2001
-----------------------------------------------------------------------------------
Balance at Beginning of Year        $16,037   $12,429   $12,495   $12,096   $10,564
Acquired Reserves                     1,385     5,713         -         -     1,206
Reserve Reversal(1)                       -      (800)        -         -         -

Charge-Offs:
  Commercial, Financial
    and Agricultural                  1,287       873       426       818       483
  Real Estate - Construction              -         -         -         -         -
  Real Estate - Commercial              255        48        91         -        32
  Real Estate - Residential             321       191       228       175       159
  Consumer                            2,380     3,946     3,794     3,279     3,976
                                    -------   -------   -------   -------   -------
    Total Charge-Offs                 4,243     5,058     4,539     4,272     4,650
                                    -------   -------   -------   -------   -------

Recoveries:
  Commercial, Financial
    and Agricultural                    180        81       142       136        44
  Real Estate - Construction              -         -         -         -         -
  Real Estate - Commercial                3        14         -        20        65
  Real Estate - Residential              37       188        18        37       116
  Consumer                            1,504     1,329       877     1,181       768
                                    -------   -------   -------   -------   -------
    Total Recoveries                  1,724     1,612     1,037     1,374       993
                                    -------   -------   -------   -------   -------

Net Charge-Offs                       2,519     3,446     3,502     2,898     3,657
                                    -------   -------   -------   -------   -------

Provision for Loan Losses             2,507     2,141     3,436     3,297     3,983
                                    -------   -------   -------   -------   -------

Balance at End of Year              $17,410   $16,037   $12,429   $12,495   $12,096
                                    =======   =======   =======   =======   =======

Ratio of Net Charge-Offs
  to Average Loans Outstanding         .13%      .22%      .27%      .23%      .31%
                                    =======   =======   =======   =======   =======

Allowance for Loan Losses as a
  Percent of Loans at End of Year      .84%      .88%      .93%      .97%      .97%
                                    =======   =======   =======   =======   =======

Allowance for Loan Losses as a
  Multiple of Net Charge-Offs         6.91x     4.65x     3.55x     4.31x     3.31x
                                    =======   =======   =======   =======   =======

(1) Reflects recapture of reserves allocated to the credit card portfolio sold in August 2004.


The allowance for loan losses of $17.4 million at December 31, 2005 compares to $16.0 million at year-end 2004. As a percent of total loans, the allowance was .84% in 2005 and .88% in 2004. The allowance for loan losses reflects management's current estimation of the credit quality of our loan portfolio. While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management's assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at December 31, 2005 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed. There was a significant change in the reserve allocation in 2004 as noted by reserves held for the consumer loan, commercial real estate, and commercial portfolios. The Bank's credit card portfolio, which previously accounted for up to one-third of net loan losses annually, was sold in August 2004, thus reducing the reserves required to support consumer loans. The large increase in 2004 for reserves held for commercial real estate and commercial loans was due to the acquisition of loans from FMB in late 2004. First National Bank of Alachua was acquired during 2005, which pushed total reserves higher.

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                              2005               2004                2003               2002               2001
                        ---------------------------------------------------------------------------------------------
                                 Percent            Percent            Percent            Percent            Percent
                                 of Loans           of Loans           of Loans           of Loans           of Loans
                                 in Each            in Each            in Each            in Each            in Each
                         Allow-  Category   Allow-  Category   Allow-  Category   Allow-  Category   Allow-  Category
                          ance   To Total    ance   To Total    ance   To Total    ance   To Total    ance   To Total
(Dollars in Thousands)   Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
----------------------------------------------------------------------------------------------------------------------
Commercial, Financial
  and Agricultural      $ 3,663   10.6%    $ 4,341   11.3%    $ 2,824   11.9%    $ 2,740   11.0%    $ 3,257   10.3%
Real Estate:
  Construction              762    7.8         578    7.7         313    6.6         348    7.1         600    5.9
  Commercial              6,352   34.7       6,296   35.8       2,831   29.2       2,559   27.8       3,098   24.3
  Residential             1,019   35.0         705   32.8         853   34.9       1,021   36.9         947   42.7
Consumer                  3,105   11.9       2,966   12.4       4,169   17.4       4,210   17.2       4,194   16.8
Not Allocated             2,509      -       1,151      -       1,439      -       1,617      -           -      -
                        -------  -----     -------  -----     -------  -----     -------  -----     -------  -----
    Total               $17,410  100.0%    $16,037  100.0%    $12,429  100.0%    $12,495  100.0%    $12,096  100.0%
                        =======  =====     =======  =====     =======  =====     =======  =====     =======  =====

Risk Element Assets

Risk element assets consist of nonaccrual loans, renegotiated loans, other real estate, loans past due 90 days or more, potential problem loans and loan concentrations. Table 9 depicts certain categories of our risk element assets as of December 31 for each of the last five years. Potential problem loans and loan concentrations are discussed within the narrative portion of this section.

Our nonperforming loans increased $612,000, or 13.2%, from a level of $4.6 million at December 31, 2004, to $5.3 million at December 31, 2005. During 2005 loans totaling approximately $10.7 million were added, while loans totaling $10.1 million were removed from nonaccruing status. Of the $10.1 million removed, $2.0 million consisted of principal reductions and loan payoffs, $3.0 million represented loans transferred to other real estate, $4.1 million consisted of loans brought current and returned to an accrual status, and $1.0 million was charged off. Where appropriate, management has allocated specific reserves to absorb anticipated losses.

All nonaccrual loans exceeding $25,000 not secured by 1-4 family residential properties are reviewed quarterly for impairment. A loan is considered impaired when the full collection of principal and interest in accordance with the contractual terms is improbable. When a loan is considered impaired, it is reviewed for exposure to credit loss. If credit loss is probable, a specific reserve is allocated to absorb the anticipated loss. We had $7.3 million in loans considered impaired at December 31, 2005. The anticipated loss in those impaired loans is $2.9 million.


Table 9
RISK ELEMENT ASSETS

                                                 As of December 31,
                                  -----------------------------------------------
(Dollars in Thousands)              2005     2004      2003      2002      2001
---------------------------------------------------------------------------------
Nonaccruing Loans                 $ 5,258   $ 4,646   $ 2,346   $ 2,510   $ 2,414
Restructured                            -         -         -         -        20
                                  -------   -------   -------   -------   -------
    Total Nonperforming Loans       5,258     4,646     2,346     2,510     2,434
Other Real Estate                     292       625     4,955     1,333     1,506
                                  -------   -------   -------   -------   -------
    Total Nonperforming Assets    $ 5,550   $ 5,271   $ 7,301   $ 3,843   $ 3,940
                                  =======   =======   =======   =======   =======

Past Due 90 Days or More          $   309   $   605   $   328   $ 2,453   $ 1,065
                                  =======   =======   =======   =======   =======

Nonperforming Loans/Loans            .25%      .25%      .17%      .20%      .20%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Loans
  Plus Other Real Estate             .27%      .29%      .54%      .30%      .32%
                                  =======   =======   =======   =======   =======
Nonperforming Assets/Capital(1)     1.72%     1.93%     3.39%     1.93%     2.14%
                                  =======   =======   =======   =======   =======
Allowance/Nonperforming Loans     331.11%   345.18%   529.80%   497.72%   496.96%
                                  =======   =======   =======   =======   =======

(1) For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.


Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $186,000 higher for the year ended December 31, 2005.

Other real estate totaled $292,000 at December 31, 2005, versus $625,000 at December 31, 2004. This category includes property owned by the Bank that was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 2005, we added properties totaling $2.7 million, and partially or completely liquidated properties totaling $3.0 million, resulting in a net decrease in other real estate of approximately $333,000.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower's ability to comply with present loan repayment terms. Potential problem loans totaled $9.8 million at December 31, 2005, compared to $7.1 million at year-end 2004.

Loans past due 90 days or more totaled $309,000 at year-end, down from $605,000 at the previous year-end.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.

While we have a majority of our loans (77.5%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2005, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 34.7% and 35.0%, respectively, of the loan portfolio.

The real estate portfolio, while subject to cyclical pressures, is not typically speculative in nature and is originated at amounts that are within or below regulatory guidelines for collateral values. Management anticipates no significant reduction in the percentage of real estate loans to total loans outstanding.

Management is continually analyzing its loan portfolio in an effort to identify and resolve problem assets as quickly and efficiently as possible. As of December 31, 2005, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of its markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 2005, our average investment portfolio increased $7.8 million, or 4.3%, from 2004 and decreased $2.1 million, or 1.1%, from 2003 to 2004. As a percentage of average earning assets, the investment portfolio represented 8.8% in 2005, compared to 10.3% in 2004. In 2005, the increase in the portfolio was due to additional securities obtained through an acquisition in late 2004, and the increase in required holdings of Federal Home Loan Bank stock. In 2004, the decline in the portfolio was attributable to the maturities of investment securities, which in anticipation of future loan growth, were only partially replaced during the period. Throughout 2006, we will closely monitor liquidity levels to assess the need to purchase additional investments.

In 2005, average taxable investments increased $10.5 million, or 8.0%, while tax-exempt investments decreased $2.7 million, or 5.2%. Management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and we can do so without adversely impacting our tax position. As of December 31, 2005, we may purchase additional tax-exempt securities without adverse tax consequences.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of December 31, 2005, all securities are classified as available-for-sale. Classifying securities as available-for-sale offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded, net of tax, in the accumulated other comprehensive loss component of shareowners' equity. At December 31, 2005, shareowners' equity included a net unrealized loss of $1.2 million, compared to an unrealized loss of $0.4 million at December 31, 2004. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2005 and 2004, was 1.65 and 1.63 years, respectively. See Table 10 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2005 was 3.57%, versus 3.38% in 2004. The increase in yield was due to acquisitions and purchases of securities throughout the year in a higher interest rate environment. The quality of the municipal portfolio at year-end is depicted on page 45. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2005.

Table 10 and Note 3 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                                                       As of December 31,
                                    --------------------------------------------------------------------------------------
                                                2005                         2004                         2003
                                    --------------------------------------------------------------------------------------
                                                       Weighted(1)                  Weighted(1)                  Weighted(1)
                                     Amortized  Market  Average   Amortized  Market  Average   Amortized  Market  Average
(Dollars in Thousands)                 Cost     Value    Yield      Cost     Value    Yield      Cost     Value    Yield
-------------------------------------------------------------------------------------------------------------------------
U.S. GOVERNMENTS
  Due in 1 year or less              $ 58,032  $ 57,621   2.30%   $ 48,553  $ 48,327   2.08%   $ 82,654  $ 82,749   1.26%
  Due over 1 year through 5 years      24,296    23,662   3.52      66,863    66,204   2.38      22,706    22,848   2.04
  Due over 5 years through 10 years     1,970     1,948   3.57       7,684     7,589   3.75           -         -      -
  Due over 10 years                         -         -      -           -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              84,298    83,231   2.68     123,100   122,120   2.35     105,360   105,597   1.43

STATES & POLITICAL SUBDIVISIONS
  Due in 1 year or less                21,097    21,048   4.66      27,916    28,090   5.94      19,018    19,205   4.18
  Due over 1 year through 5 years      32,130    31,702   4.11      21,076    21,200   4.56      36,046    37,337   4.47
  Due over 5 years through 10 years       384       393   6.53         897       916   5.36         577       610   4.36
  Due over 10 years                         -         -      -           -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              53,611    53,143   4.34      49,889    50,206   5.35      55,641    57,152   4.37

MORTGAGE-BACKED SECURITIES(2)
  Due in 1 year or less                   339       337   3.97         489       493   5.13         356       361   5.12
  Due over 1 year through 5 years      14,958    14,685   4.12      22,719    22,839   3.96      11,167    11,586   5.29
  Due over 5 years through 10 years     5,651     5,509   5.09       3,085     3,068   4.83          95        98   3.26
  Due over 10 years                         -         -      -           -         -      -           -         -      -
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              20,948    20,531   4.38      26,293    26,400   4.09      11,618    12,045   5.27

OTHER SECURITIES
  Due in 1 year or less                     -         -      -           -         -      -       1,003     1,016   6.18
  Due over 1 year through 5 years           -         -      -           -         -      -           -         -      -
  Due over 5 years through 10 years         -         -      -           -         -      -           2         2      -
  Due over 10 years(3)                 14,114    14,114   4.75      11,514    11,514   4.31       5,922     5,922   3.89
                                     --------  --------   ----    --------  --------   ----    --------  --------   ----
    TOTAL                              14,114    14,114   4.75      11,514    11,514   4.31       6,927     6,940   4.22

TOTAL INVESTMENT SECURITIES          $172,971  $171,019   3.57%   $210,796  $210,240   3.38%   $179,546  $181,734   2.69%
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

AVERAGE MATURITY

                                            As of December 31,
                                      ------------------------------
(In Years)                             2005        2004        2003
--------------------------------------------------------------------
U.S. Governments                       1.01        1.54         .73
States and Political Subdivisions      1.31        1.32        1.23
Mortgage-Backed Securities             5.05        2.67        1.56
Other Securities                          -           -         .30
                                       ----        ----        ----
    TOTAL                              1.65        1.63         .90

MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)

Moody's Rating    Amortized Cost    Percentage
----------------------------------------------
AAA                  $48,831          91.09%
AA-1                     500            .93
AA-2                     502            .94
AA-3                     613           1.14
AA                        45            .08
Not Rated(1)           3,120           5.82
                     -------         ------
    Total            $53,611         100.00%
                     =======         ======

(1) All of the securities not rated by Moody's are rated "A-" or higher by S&P.

Deposits and Funds Purchased

Average total deposits of $1.95 billion in 2005 increased $355.7 million, or 22.2%, from the prior year. Deposit growth for the year was driven primarily by the integration of deposits from bank acquisitions and the introduction of "Absolutely Free Checking." All deposit categories grew, with a majority of the growth being realized in non-maturity interest bearing deposits. Average noninterest bearing deposits as a percent of average total deposits declined from 30.6% in 2004 to 27.9% in 2005. This was primarily a result of "Absolutely Free Checking," promotions on interest bearing deposit products, and an increase in the level of interest rates. We experienced deposit run-off in acquisition markets throughout 2005, primarily in certificates of deposit. Competition for deposits remains strong in all Bank markets. In 2006, growth is anticipated to continue in nonmaturity deposits and be partially offset by a decline in certificates of deposits, but at a slower pace than 2005.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in our deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances (maturing in less than one year), and other borrowings, declined $2.7 million, or 2.7%. The slight decline is attributable to a $14.8 million decline in repurchase agreements, partially offset by a $9.4 million increase in federal funds purchased and a $2.7 million increase in short-term Federal Home Loan Bank advances. See Note 9 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Table 11
SOURCES OF DEPOSIT GROWTH

                                                                       Components of
                                             2004 to   Percentage      Total Deposits
                                              2005      of Total   ----------------------
(Average Balances - Dollars in Thousands)    Change      Change     2005    2004    2003
-----------------------------------------------------------------------------------------
Noninterest Bearing Deposits                $ 55,591      15.6%     27.9%   30.6%   28.6%
NOW Accounts                                 138,109      38.8      22.0    18.3    18.4
Money Market Accounts                         48,022      13.5      14.1    14.3    15.1
Savings                                       22,608       6.4       7.8     8.1     7.7
Time Deposits                                 91,357      25.7      28.2    28.7    30.2
                                            --------     -----     -----   -----   -----
    Total Deposits                          $355,687     100.0%    100.0%  100.0%  100.0%
                                            ========     =====     =====   =====   =====

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

                                           December 31, 2005
                                ---------------------------------------
(Dollars in Thousands)          Time Certificates of Deposit    Percent
-----------------------------------------------------------------------
Three months or less                    $ 41,852                 29.19%
Over three through six months             28,158                 19.64
Over six through twelve months            41,609                 29.02
Over twelve months                        31,755                 22.15
                                        --------                ------
    Total                               $143,374                100.00%


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity for a banking institution is the availability of funds to meet increased loan demand and/or excessive deposit withdrawals. Management monitors our financial position in an effort to ensure we have ready access to sufficient liquid funds to meet normal transaction requirements, can take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (e.g., collection of interest and fees), federal funds sold, loan and investment maturities, our bank lines of credit, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances.

We ended 2005 with approximately $61.1 million in liquidity, a decline of approximately $13.9 million from the previous year-end. On a year-to-date average basis, liquidity declined $39.6 million from 2004. The decline was primarily the result of loan growth. Management expects liquidity to continue to decline throughout 2006 due to the funding of planned loan growth.

We have the ability to draw on a $25.0 million Revolving Credit Note, due on October 15, 2007. Interest is payable quarterly at LIBOR plus an applicable margin on advances. The revolving credit is unsecured. The existing loan agreement contains certain financial covenants that we must maintain. At December 31, 2005, we were in compliance with all of the terms of the agreement and had $25.0 million available under the line of credit facility.

At December 31, 2005, we had $98.6 million in borrowings outstanding to the Federal Home Loan Bank of Atlanta ("FHLB") consisting of 39 notes. Three notes totaling $30.0 million are classified as short-term borrowings with the remaining notes classified as long-term borrowings. The interest rates are fixed and the weighted average rate at December 31, 2005 was 4.29%. Required annual principal reductions approximate $2.7 million, with the remaining balances due at maturity ranging from 2006 to 2024. During 2005, we obtained three advances from the FHLB totaling $30.0 million with an average fixed rate of 4.30% and maturing in one year increments starting in September 2006 and concluding in September 2008. Other FHLB long-term borrowings obtained in 2005 consisted of $3.6 million primarily used to match-fund longer-term, fixed rate loan products, which management elected not to fund internally due to asset/liability management considerations. The aforementioned FHLB notes are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. See Note 10 in the Notes to Consolidated Financial Statements for additional information on these borrowings.


Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2005.

                                            Payments Due By Period
                                    ------------------------------------------------
                                      1 Year    1 - 3     4 - 5    After
(Dollars in Thousands)               or Less    Years     Years   5 Years    Total
------------------------------------------------------------------------------------
Federal Home Loan Bank Advances      $32,816   $30,748   $6,049   $28,985   $ 98,598
Subordinated Notes Payable                 -         -        -    62,887     62,887
Operating Lease Obligations            1,345     2,386    2,177     6,349     12,258
                                     -------   -------   ------   -------   --------
Total Contractual Cash Obligations   $34,161   $33,135   $8,226   $98,221   $173,742
                                     =======   =======   ======   =======   ========


We issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. See Note 10 in the Notes to Consolidated Financial Statements for additional information on these borrowings. The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a fixed rate of 5.71% for five years, then adjustable annually to LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The proceeds of this borrowing were used to partially fund the Farmers and Merchants Bank of Dublin acquisition. The interest payments for the CCBG Capital Trust II borrowing are due quarterly at a fixed rate of 6.07% for five years, then adjustable quarterly to LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of this borrowing were used to partially fund the First Alachua Banking Corporation acquisition.

It is anticipated that capital expenditures will approximate $16.6 million over the next twelve months. These capital expenditures are expected to consist primarily of several new offices in existing markets, office equipment and furniture, and technology purchases. Management believes these capital expenditures can be funded internally without impairing our ability to meet our on-going obligations.

Capital

We continue to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 11.65%, 10.86%, and 10.98%, in 2005, 2004, and 2003, respectively.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. As of December 31, 2005, we exceeded these capital guidelines with a total risk-based capital ratio of 13.56% and a Tier 1 ratio of 12.61%, compared to 12.33% and 11.44%, respectively, in 2004. As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations previously noted. See Note 10 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A tangible leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2005, we had a leverage ratio of 10.27% compared to 8.79% in 2004.

Shareowners' equity as of December 31, for each of the last three years is presented below:

Shareowners' Equity

(Dollars in Thousands)                  2005          2004          2003
--------------------------------------------------------------------------
Common Stock                          $    186      $    177      $    165
Additional Paid-in Capital              83,304        52,328        16,124
Retained Earnings                      223,532       204,648       185,134
                                      --------      --------      --------
  Subtotal                             307,022       257,153       201,423
                                      --------      --------      --------
Accumulated Other Comprehensive
  (Loss) Income, Net of Tax             (1,246)         (353)        1,386
                                      --------      --------      --------
Total Shareowners' Equity             $305,776      $256,800      $202,809
                                      ========      ========      ========

At December 31, 2005, our common stock had a book value of $16.39 per diluted share compared to $14.51 in 2004. Beginning in 1994, book value has been impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2005, the net unrealized loss was $1.2 million compared to a net unrealized loss of $.4 million in 2004. The increase in unrealized loss is primarily due to the general increase in interest rates.

Our Board of Directors has authorized the repurchase of up to 1,171,875 shares of our outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. To date, we have repurchased a total of 715,884 shares at an average purchase price of $15.34 per share.

We offer an Associate Incentive Plan under which certain associates are eligible to earn shares of our common stock based upon achieving established performance goals. In 2005, we issued 8,450 shares, valued at approximately $283,000 under this plan.

We also offer stock purchase plans, whereby employees and directors may purchase shares at a 10% discount. In 2005, 23,435 shares, valued at approximately $679,000 (before 10% discount), were issued under these plans.

Dividends

Adequate capital and financial strength is paramount to our stability and the stability of our subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on our capital levels. When determining the level of dividends the following factors are considered:

*  Compliance with state and federal laws and regulations;
*  Our capital position and our ability to meet our financial obligations;
*  Projected earnings and asset levels; and
*  The ability of the Bank and us to fund dividends.

Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment.

Dividends declared and paid totaled $.6185 per share in 2005. For the first through third quarters of 2005 we declared a dividend of $.1525 per share. The dividend was raised 7.2% in the fourth quarter of 2005 from $.1525 per share to $.1625 per share. We paid dividends of $.5840 per share in 2004 and $.5248 per share in 2003. The dividend payout ratio was 37.35%, 33.62%, and 34.54% for 2005, 2004 and 2003, respectively. Total cash dividends declared per share in 2005 represented a 6.0% increase over 2004. All share and per share data has been adjusted to reflect the five-for-four stock split effective July 1, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2005, we had $445.3 million in commitments to extend credit and $20.7 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the FHLB, investment security maturities and our revolving credit facility provide a sufficient source of funds to meet these commitments.

ACCOUNTING POLICIES

Critical Accounting Policies

The consolidated financial statements and accompanying Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make various estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements). We believe that, of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and
Note 1 in the Notes to Consolidated Financial Statements.

Intangible Assets. Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We perform an impairment review on an annual basis to determine if there has been impairment of our goodwill. We have determined that no impairment existed at December 31, 2005.

Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on our reported results.

Core deposit assets represent the premium we paid for core deposits. Core deposit intangibles are amortized on the straight-line method over various periods ranging from 5-10 years. Generally, core deposits refer to nonpublic, non-maturing deposits including noninterest-bearing deposits, NOW, money market and savings. We make certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the client bases acquired. If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment. Any changes in the original estimates may materially affect reported earnings.

Pension Assumptions. We have a defined benefit pension plan for the benefit of substantially all of our associates. Our funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as "Salaries and Associate Benefits," is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching anticipated Retirement Plan cash flows for a 30-year period to long-term corporate Aa-rated bonds and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized in 2005 was 6.00%. The estimated impact to 2005 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease of approximately $252,000 and an increase of approximately $263,000, respectively. We anticipate using a 5.75% discount rate in 2006.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized for 2005 was 8.0%. The estimated impact to pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $99,000 decrease or increase, respectively. We anticipate using a rate of return on plan assets for 2006 of 8.0%.

The assumed rate of annual compensation increases of 5.50% in 2005 is based on expected trends in salaries and the employee base. This assumption is not expected to change materially in 2006.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 will significantly impact our financial statements upon its adoption on January 1, 2006.

FASB Staff Position (FSP) No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.
An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We do not expect FSP 115-1 will significantly impact our financial statements upon its adoption on January 1, 2006.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" (Revised). SFAS 123R establishes standards for the accounting for transactions in which an entity
(i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. We adopted the accounting standards set forth in SFAS No. 123 in 2003 and have accordingly expensed stock-based compensation for 2003, 2004, and 2005. See Note 1 - Accounting Policies.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer when those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by us beginning January 1, 2005. We adopted SOP 03-3 and application of its guidance for the recent First Alachua Bank Corporation acquisition, which did not have a significant impact on our financial statements. Loans acquired in future acquisitions will continue to be accounted for under SOP 03-3.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

Market risk management arises from changes in interest rates, exchange rates, commodity prices, and equity prices. We have risk management policies to monitor and limit exposure to market risk and do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

Interest Rate Risk Management

The normal course of business activity exposes us to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of our financial instruments, cash flows and net interest income. We seek to avoid fluctuations in our net interest margin and to maximize net interest income within acceptable levels of risk through periods of changing interest rates. Accordingly, our interest rate sensitivity and liquidity are monitored on an ongoing basis by our Asset and Liability Committee ("ALCO"), which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effects on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

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

Our financial assets and liabilities are classified as other-than-trading.
An analysis of the other-than-trading financial components, including the fair values, are presented in Table 14. This table presents our consolidated interest rate sensitivity position as of year-end 2005 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 14 may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

We expect rising rates to have a favorable impact on the net interest margin, subject to the magnitude and timeframe over which the rate changes occur. However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how we respond to changing rates and thus impact the magnitude of change in net interest income. Non-maturity deposits offer management greater discretion as to the direction, timing, and magnitude of interest rate changes and can have a material impact on our interest rate sensitivity. In addition, the relative level of interest rates as compared to the current yields/rates of existing assets/liabilities can impact both the direction and magnitude of the change in net interest margin as rates rise and fall from one period to the next.

Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of our ability to react to changing interest rates and are discussed in further detail in the section entitled "Results of Operations."

Table 14
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
Other Than Trading Portfolio

                                                                 Maturing or Repricing in:
                                    ----------------------------------------------------------------------------------      Fair
(Dollars in Thousands)                Year 1       Year 2      Year 3      Year 4      Year 5      Beyond      Total        Value
----------------------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed Rate                        $  337,826    $159,503    $117,903    $52,794     $29,771     $24,277   $  722,074  $  719,765
    Average Interest Rate                6.16%       7.25%       7.26%      7.22%       7.46%       6.35%        6.72%
  Floating Rate(2)                   1,082,130     137,593     106,314      7,748       4,952       6,683    1,345,420   1,342,599
    Average Interest Rate                6.20%       6.28%       6.82%      7.17%       7.47%       7.74%        6.28%
Investment Securities:(3)
  Fixed Rate                            78,444      49,018      11,215      3,127       8,373      18,804      168,981     168,981
    Average Interest Rate                2.57%       3.08%       3.59%      3.84%       3.95%       4.82%        3.13%
  Floating Rate                          2,038           -           -          -           -           -        2,038       2,038
    Average Interest Rate                4.63%           -           -          -           -           -        4.63%
Other Earning Assets:
  Floating Rate                         61,164           -           -          -           -           -       61,164      61,164
    Average Interest Rate                4.32%           -           -          -           -           -        4.32%
      Total Financial Assets        $1,561,602    $346,114    $235,432    $63,669     $43,096     $49,764   $2,299,677  $2,294,547
          Average Interest Rate          5.93%       6.27%       6.89%      7.05%       6.78%       5.96%        6.13%

Deposits:(4)
  Fixed Rate                        $  409,844    $ 71,258    $ 29,600    $ 9,105     $ 5,317     $   251   $  525,375  $  449,663
    Average Interest Rate                2.83%       3.29%       3.46%      3.59%       3.80%       4.94%        2.95%
  Floating Rate                        995,136           -           -          -           -           -      995,136     995,136
    Average Interest Rate                1.44%           -           -          -           -           -        1.44%
Other Interest Bearing Liabilities:
  Fixed Rate Debt                        3,399      16,879      13,921      3,021       2,759      29,652       69,631      69,295
    Average Interest Rate                4.68%       4.14%       4.41%      4.41%       4.88%       5.08%        4.66%
  Floating Rate Debt                    82,973           -           -     30,928      31,959           -      145,860     145,797
    Average Interest Rate                3.35%           -           -      5.71%       6.07%           -        4.45%
      Total Financial Liabilities   $1,491,352    $ 88,137    $ 43,521    $43,054     $40,035     $29,904   $1,736,002  $1,659,891
          Average Interest Rate          1.94%       3.46%       3.76%      1.07%       5.69%       5.08%        2.18%

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

Item 8. Financial Statements and Supplementary Data

Table 15
QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        2005
                                                  ----------------------------------------------
(Dollars in Thousands, Except Per Share Data)(1)    Fourth      Third       Second      First
------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income                                 $   38,780  $   36,889  $   33,910  $   30,474
  Interest Expense                                     9,470       7,885       6,788       5,920
                                                  ----------  ----------  ----------  ----------
  Net Interest Income                                 29,310      29,004      27,122      24,554
  Provision for Loan Losses                            1,333         376         388         410
                                                  ----------  ----------  ----------  ----------
  Net Interest Income After
    Provision for Loan Losses                         27,977      28,628      26,734      24,144
  Gain on Sale of Credit Card Portfolios                   -           -           -           -
  Noninterest Income                                  12,974      13,123      12,041      11,060
  Conversion/Merger Expense                               24         180         234           -
  Noninterest Expense                                 29,318      28,429      26,362      25,267
                                                  ----------  ----------  ----------  ----------
  Income Before Provision for Income Taxes            11,609      13,142      12,179       9,937
  Provision for Income Taxes                           4,150       4,565       4,311       3,560
                                                  ----------  ----------  ----------  ----------
  Net Income                                      $    7,459  $    8,577  $    7,868  $    6,377
                                                  ==========  ==========  ==========  ==========
  Net Interest Income (FTE)                       $   29,652  $   29,329  $   27,396  $   24,835

Per Common Share:
  Net Income Basic                                $      .40  $      .46  $      .44  $      .36
  Net Income Diluted                                     .40         .46         .44         .36
  Dividends Declared                                    .163        .152        .152        .152
  Diluted Book Value                                   16.39       16.17       15.87       14.69
  Market Price:
    High                                               39.33       38.72       33.46       33.60
    Low                                                33.21       31.78       28.02       29.30
    Close                                              34.29       37.71       32.32       32.41

Selected Average
Balances:
  Loans                                           $2,062,775  $2,046,968  $1,932,637  $1,827,327
  Earning Assets                                   2,279,010   2,250,902   2,170,483   2,047,049
  Assets                                           2,607,597   2,569,524   2,458,788   2,306,807
  Deposits                                         2,027,017   2,013,427   1,932,144   1,847,378
  Shareowners' Equity                                306,208     300,931     278,107     260,946
  Common Equivalent Average Shares:
    Basic                                             18,624      18,623      18,094      17,700
    Diluted                                           18,654      18,649      18,102      17,708

Ratios:
  ROA                                                  1.14%       1.32%       1.28%       1.12%
  ROE                                                  9.67%      11.31%      11.35%       9.91%
  Net Interest Margin (FTE)                            5.16%       5.17%       5.07%       4.92%
  Efficiency Ratio                                    65.22%      63.60%      63.56%      67.06%

                                                                       2004
                                                  ----------------------------------------------
(Dollars in Thousands, Except Per Share Data)(1)    Fourth      Third       Second      First
------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income                                 $   29,930  $   24,660  $   24,265  $   22,670
  Interest Expense                                     5,634       3,408       3,221       3,178
                                                  ----------  ----------  ----------  ----------
  Net Interest Income                                 24,296      21,252      21,044      19,492
  Provision for Loan Losses                              300         300         580         961
                                                  ----------  ----------  ----------  ----------
  Net Interest Income After
    Provision for Loan Losses                         23,996      20,952      20,464      18,531
  Gain on Sale of Credit Card Portfolios                 324       6,857           -           -
  Noninterest Income                                  11,596      10,864      11,031       9,881
  Conversion/Merger Expense                              436          68           4          42
  Noninterest Expense                                 24,481      21,565      21,597      21,033
                                                  ----------  ----------  ----------  ----------
  Income Before Provision for Income Taxes            10,999      17,040       9,894       7,337
  Provision for Income Taxes                           3,737       6,221       3,451       2,490
                                                  ----------  ----------  ----------  ----------
  Net Income                                      $    7,262  $   10,819  $    6,443  $    4,847
                                                  ==========  ==========  ==========  ==========
  Net Interest Income (FTE)                       $   24,619  $   21,528  $   21,333  $   19,811

Per Common Share:
  Net Income Basic                                $      .40  $      .66  $      .38  $      .30
  Net Income Diluted                                     .40         .66         .38         .30
  Dividends Declared                                    .152        .144        .144        .144
  Diluted Book Value                                   14.51       13.19       12.64       12.43
  Market Price:
    High                                               36.78       32.96       34.52       36.44
    Low                                                30.17       26.66       28.40       31.24
    Close                                              33.44       30.97       31.67       33.00

Selected Average
Balances:
  Loans                                           $1,779,736  $1,524,401  $1,491,142  $1,357,206
  Earning Assets                                   2,066,111   1,734,708   1,721,655   1,634,468
  Assets                                           2,322,870   1,941,372   1,929,485   1,830,496
  Deposits                                         1,853,588   1,545,224   1,538,630   1,457,160
  Shareowners' Equity                                248,773     217,273     210,211     206,395
  Common Equivalent Average Shares:
    Basic                                             17,444      16,604      16,593      16,578
    Diluted                                           17,451      16,609      16,596      16,607

Ratios:
  ROA                                                  1.24%       2.22%(2)    1.34%       1.06%
  ROE                                                 11.61%      19.81%(2)   12.33%       9.45%
  Net Interest Margin (FTE)                            4.75%       4.94%       4.99%       4.88%
  Efficiency Ratio                                    63.85%      52.60%(2)   63.87%      68.06%

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

(2) Includes $6.9 million ($4.2 million after-tax) one-time gain on sale of credit card portfolio.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE
----
 57   Report of Independent Registered Public Accounting Firm

 58   Consolidated Statements of Income

 59   Consolidated Statements of Financial Condition

 60   Consolidated Statements of Changes in Shareowners' Equity

 61   Consolidated Statements of Cash Flows

 62   Notes to Consolidated Financial Statements

            Report of Independent Registered Public Accounting Firm





The Board of Directors
Capital City Bank Group, Inc.:


We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


KPMG LLP

Orlando, Florida
March 16, 2006
Certified Public Accountants

CONSOLIDATED STATEMENTS OF INCOME

                                                   For the Years Ended December 31,
                                                  ----------------------------------
(Amounts in Thousands, Except Per Share Data)(1)    2005         2004         2003
------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                        $133,268     $ 95,607     $ 87,435
Investment Securities:
  U.S. Treasury                                        412          759          664
  U.S. Government Agencies and Corporations          3,223        2,111        2,486
  States and Political Subdivisions                  1,545        1,944        2,409
  Other Securities                                     614          271          575
Funds Sold                                             991          833        1,261
                                                  --------     --------     --------
     Total Interest Income                         140,053      101,525       94,830
                                                  --------     --------     --------

INTEREST EXPENSE
Deposits                                            21,134       11,315       11,567
Short-Term Borrowings                                2,854        1,270        1,270
Subordinated Notes Payable                           2,981          294            -
Other Long-Term Borrowings                           3,094        2,562        2,002
                                                  --------     --------     --------
     Total Interest Expense                         30,063       15,441       14,839
                                                  --------     --------     --------

Net Interest Income                                109,990       86,084       79,991
Provision for Loan Losses                            2,507        2,141        3,436
                                                  --------     --------     --------
Net Interest Income After
  Provision for Loan Losses                        107,483       83,943       76,555
                                                  --------     --------     --------

NONINTEREST INCOME
Service Charges on Deposit Accounts                 20,740       17,574       16,319
Data Processing                                      2,610        2,628        2,403
Asset Management Fees                                4,419        4,007        2,650
Gain on Sale of Investment Securities                    9           14            1
Mortgage Banking Revenues                            4,072        3,208        6,090
Gain on Sale of Credit Card Portfolios                   -        7,181            -
Other                                               17,348       15,941       14,476
                                                  --------     --------     --------
     Total Noninterest Income                       49,198       50,553       41,939
                                                  --------     --------     --------

NONINTEREST EXPENSE
Salaries and Associate Benefits                     53,687       44,345       40,462
Occupancy, Net                                       8,293        7,074        5,972
Furniture and Equipment                              8,970        8,393        7,840
Intangible Amortization                              5,440        3,824        3,241
Merger Expense                                         438          550            -
Other                                               32,986       25,040       22,206
                                                  --------     --------     --------
     Total Noninterest Expense                     109,814       89,226       79,721
                                                  --------     --------     --------

Income Before Income Taxes                          46,867       45,270       38,773
Income Taxes                                        16,586       15,899       13,580
                                                  --------     --------     --------

NET INCOME                                        $ 30,281     $ 29,371     $ 25,193
                                                  ========     ========     ========
BASIC NET INCOME PER SHARE                        $   1.66     $   1.74     $   1.53
                                                  ========     ========     ========
DILUTED NET INCOME PER SHARE                      $   1.66     $   1.74     $   1.52
                                                  ========     ========     ========

Average Basic Common Shares Outstanding             18,264       16,806       16,528
                                                  ========     ========     ========
Average Diluted Common Shares Outstanding           18,281       16,811       16,564
                                                  ========     ========     ========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005, and the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           As of December 31,
                                                     -----------------------------
(Dollars in Thousands, Except Per Share Data)(1)        2005               2004
----------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                              $  105,195         $   87,039
Funds Sold and Interest Bearing Deposits                 61,164             74,506
                                                     ----------         ----------
  Total Cash and Cash Equivalents                       166,359            161,545
Investment Securities, Available-for-Sale               171,019            210,240

Loans, Net of Unearned Interest                       2,067,494          1,828,825
  Allowance for Loan Losses                             (17,410)           (16,037)
                                                     ----------         ----------
     Loans, Net                                       2,050,084          1,812,788

Premises and Equipment, Net                              73,818             58,963
Goodwill                                                 84,829             54,341
Other Intangible Assets                                  25,622             25,964
Other Assets                                             53,731             40,172
       Total Assets                                  $2,625,462         $2,364,013
                                                     ==========         ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                       $  559,492         $  566,991
  Interest Bearing Deposits                           1,519,854          1,327,895
                                                     ----------         ----------
     Total Deposits                                   2,079,346          1,894,886

Short-Term Borrowings                                    82,973             96,014
Subordinated Notes Payable                               62,887             30,928
Other Long-Term Borrowings                               69,630             68,453
Other Liabilities                                        24,850             16,932
                                                     ----------         ----------
     Total Liabilities                                2,319,686          2,107,213
                                                     ----------         ----------

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares
  authorized; no shares issued and outstanding                -                  -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 18,631,706 and 17,694,139 shares
  issued and outstanding at December 31, 2005
  and December 31, 2004, respectively                       186                177
Additional Paid-In Capital                               83,304             52,328
Retained Earnings                                       223,532            204,648
Accumulated Other Comprehensive Loss, Net of Tax         (1,246)              (353)
                                                     ----------         ----------
     Total Shareowners' Equity                          305,776            256,800
                                                     ----------         ----------
Commitments and Contingencies (See Note 18)
       Total Liabilities and Shareowners' Equity     $2,622,110         $2,364,013
                                                     ==========         ==========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                                                        Accumulated Other
                                                               Additional                 Comprehensive
                                                     Common     Paid-In      Retained     (Loss) Income,
(Dollars in Thousands, Except Per Share Data)(1)     Stock      Capital      Earnings      Net of Taxes     Total
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                           $165       $14,658      $168,587         $3,121       $186,531
Comprehensive Income:
  Net Income                                            -             -        25,193
  Net Change in Unrealized Loss
    On Available-for-Sale Securities                    -             -             -         (1,735)
Total Comprehensive Income                              -             -             -              -         23,458
Cash Dividends ($.525 per share)                        -             -        (8,646)             -         (8,646)
Stock Performance Plan Compensation                     -            62             -              -             62
Issuance of Common Stock                                -         1,421             -              -          1,421
Repurchase and Retirement of Common Stock               -           (17)            -              -            (17)
                                                     ----       -------      --------         ------       --------

Balance, December 31, 2003                            165        16,124       185,134          1,386        202,809
Comprehensive Income:
  Net Income                                            -             -        29,371
  Net Change in Unrealized Loss
    On Available-for-Sale Securities                    -             -             -         (1,739)
Total Comprehensive Income                              -             -             -              -         27,632
Cash Dividends ($.584 per share)                        -             -        (9,857)             -         (9,857)
Stock Performance Plan Compensation                     -           193             -              -            193
Issuance of Common Stock                               12        36,011             -              -         36,023
                                                     ----       -------      --------         ------       --------

Balance, December 31, 2004                            177        52,328       204,648           (353)       256,800
Comprehensive Income:
  Net Income                                            -             -        30,281
  Net Change in Unrealized Loss
    On Available-for-Sale Securities                    -             -             -           (893)
Total Comprehensive Income                              -             -             -              -         29,388
Cash Dividends ($.619 per share)                        -             -       (11,397)             -        (11,397)
Stock Performance Plan Compensation                     -           968             -              -            968
Issuance of Common Stock                                9        30,008             -              -         30,017
                                                     ----       -------      --------         ------       --------

Balance, December 31, 2005                           $186       $83,304      $223,532        $(1,246)      $305,776
                                                     ====       =======      ========         ======       ========

(1) All share, per share, and shareowners' equity data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005, and the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Years Ended December 31,
                                                         ----------------------------------
(Dollars in Thousands)                                      2005        2004         2003
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $ 30,281     $ 29,371     $ 25,193
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                               2,507        2,141        3,436
    Depreciation                                            5,899        5,288        4,857
    Loss on Disposal of Fixed Assets                            -            -           92
    Net Securities Amortization                             1,454        2,117        2,180
    Amortization of Intangible Assets                       5,440        3,824        3,241
    Gain on Sale of Investment Securities                      (9)         (14)          (1)
    Non-Cash Compensation                                     968        1,707          508
    Deferred Income Taxes                                     182          765          755
    Net (Increase) Decrease in Other Assets               (11,839)      (4,210)       1,385
    Net Increase (Decrease) in Other Liabilities            9,264        3,182       (3,791)
                                                         --------     --------     --------
    Net Cash Provided by Operating Activities              44,147       44,171       37,855
                                                         --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities Available-for-Sale:
  Purchases                                               (45,717)     (88,028)    (107,695)
  Sales                                                    35,142        3,466          125
  Payments, Maturities, and Calls                          81,783      128,617      101,234
Net Increase in Loans                                    (123,105)    (139,507)     (65,180)
Net Cash Acquired (Used) in Acquisitions                   37,412      (31,743)           -
Purchase of Premises & Equipment                          (18,336)      (5,576)     (11,152)
Proceeds From Sales of Premises & Equipment                   897        1,155        1,090
                                                         --------     --------     --------
Net Cash Used in Investing Activities                     (31,924)    (131,616)     (81,578)
                                                         --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits                       (17,125)      23,776       40,005
Net Decrease in Short-Term Borrowings                     (33,085)     (33,559)     (45,913)
Proceeds from Subordinated Notes Payable                   31,959       30,928            -
Increase in Other Long-Term Borrowings                     23,600       59,741       16,564
Repayment of Other Long-Term Borrowings                    (2,380)     (41,815)      (1,412)
Dividends Paid                                            (11,397)      (9,857)      (8,646)
Repurchase of Common Stock                                      -            -          (17)
Issuance of Common Stock                                    1,019        1,184          975
                                                         --------     --------     --------
Net Cash (Used In) Provided By Financing Activities        (7,409)      30,398        1,556
                                                         --------     --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents        4,814      (57,047)     (42,167)
Cash and Cash Equivalents at Beginning of Year            161,545      218,592      260,759
                                                         --------     --------     --------
Cash and Cash Equivalents at End of Year                 $166,359     $161,545     $218,592
                                                         ========     ========     ========

SUPPLEMENTAL DISCLOSURES:
Interest Paid on Deposits                                $ 19,964     $ 10,661     $ 11,999
                                                         ========     ========     ========
Interest Paid on Debt                                    $  8,754     $  4,066     $  3,238
                                                         ========     ========     ========
Taxes Paid                                               $ 15,923     $ 12,606     $ 16,303
                                                         ========     ========     ========
Loans Transferred to Other Real Estate                   $  2,689     $  1,351     $  5,267
                                                         ========     ========     ========
Issuance of Common Stock as Non-Cash Compensation        $    339     $  1,707     $    508
                                                         ========     ========     ========
Transfer of Current Portion of Long-Term Borrowings
  to Short-Term Borrowings                               $ 20,043     $ 16,002     $ 40,423
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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity's activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. CCBG's wholly-owned subsidiaries, CCBG Capital Trust I (established November 1,
2004) and CCBG Capital Trust II (established May 24, 2005) are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company's consolidated financial statements.

Certain items in prior financial statements have been reclassified to conform to the current presentation. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company's results of operations since their respective dates of acquisition (see Note 2 - Acquisitions).

On July 1, 2005, the Company executed a five-for-four stock split in the form of a 25% stock dividend, payable to shareowners of record as of the close of business on June 17, 2005. All share, per share, and shareowners' equity data have been adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, and valuation of goodwill and other intangibles and their respective analysis of impairment.

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

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is generally accrued on the effective yield method based on outstanding balances. The accrual of interest is generally suspended on loans more than 90 days past due with respect to principal and interest.
When a loan is placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectibility is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.

Loans Held For Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. Additionally, certain other loans are periodically identified to be sold. These loans are classified as loans held for sale and carried at the lower of cost or estimated fair value. Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale. Loans are generally sold at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized as mortgage banking revenue at the date of sale. Fixed commitments may be used at the time loans are originated or identified for sale to mitigate interest rate risk. The fair value of fixed commitments to originate and sell loans held for sale is not material.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance is that amount considered adequate to absorb losses inherent in the loan portfolio based on management's evaluation of credit risk as of the balance sheet date.

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, "Accounting for Contingencies." The level of the allowance reflects management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company's allowance for loan losses consists of three elements:
(i) specific valuation allowances established for probable losses on specific loans deemed impaired; (ii) general valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Intangible assets, other than goodwill, consist of core deposit assets, and a client relationship and non-compete asset that were recognized in connection with various acquisitions. Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 5 to 10 years. Other identifiable intangibles are amortized on the straight-line method over their estimated useful lives.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows. If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The adoption of SFAS 142 required the Company to discontinue goodwill amortization and identify reporting units to which the goodwill related for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the
carrying value of the asset may not be recoverable.   In accordance with the
guidelines in SFAS 142, the Company determined it has one reporting unit with goodwill. As of December 31, 2005, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Income Taxes

The Company files a consolidated federal income tax return and each subsidiary files a separate state income tax return. In general, the parent company and its Bank subsidiary compute their tax provisions as separate entities prior to recognition of any tax expense or benefits which may accrue from filing a consolidated return.

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

Stock Based Compensation

As of December 31, 2005, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan and the 2005 Director Stock Purchase Plan. Prior to 2005, the Company maintained stock based compensation plans substantially similar to the aforementioned plans (each a "Predecessor Plan"). As a result of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," prospectively to all awards granted, modified, or settled on or after January 1, 2003. Awards under the Company's plans vest over periods ranging from six months to three years. Therefore, the cost related to stock-based associate compensation included in the determination of net income for 2003 is different than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123, as a result of the difference between compensation measurement dates under SFAS 123 and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the differences in what instruments are considered non-compensatory, and the fact that awards granted prior to January 1, 2003 were accounted for under APB 25. The cost related to all stock-based associate compensation included in net income is accounted for under the fair value based method during 2005 and 2004, as all awards have grant dates after January 1, 2003.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.


(Dollars in Thousands, Except Per Share Data)          2005       2004       2003
----------------------------------------------------------------------------------
Net income, as reported                              $30,281    $29,371    $25,193

Add: Stock based compensation included
in reported net income, net of tax                       671        400        634

Deduct: Stock based compensation
determined under fair value based method
for all awards, net of tax                              (671)      (400)      (348)
                                                     -------    -------    -------

Pro forma net income                                 $30,281    $29,371    $25,479
                                                     =======    =======    =======

Net income per share:
  Basic-as reported                                  $  1.66    $  1.74    $  1.53
                                                     =======    =======    =======
  Basic-pro forma                                    $  1.66    $  1.74    $  1.54
                                                     =======    =======    =======

  Diluted-as reported                                $  1.66    $  1.74    $  1.52
                                                     =======    =======    =======
  Diluted-pro forma                                  $  1.66    $  1.74    $  1.54
                                                     =======    =======    =======


2005 Director Stock Purchase Plan ("DSPP"). The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees. The DSPP has 93,750 shares reserved for issuance. In 2005, CCBG issued 6,589 shares under the DSPP. During 2004 and 2003, CCBG issued 9,211 and 6,076 shares, respectively, under the Predecessor Plan to the DSPP. A total of 6,589 shares have been issued to directors since the inception of this plan. In accordance with the Company's adoption of SFAS 123, compensation expense has been recognized for the Company's plan activity in all reported periods.

2005 Associate Stock Purchase Plan ("ASPP"). Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. The ASPP has 593,750 shares of common stock reserved for issuance. CCBG issued 16,846 shares under the plan in 2005 at a weighted average price of $28.92. A total of 16,846 shares have been issued since inception of the ASPP. During 2004 and 2003, CCBG issued 25,070 and 31,543 shares under a Predecessor Plan to the ASPP at a weighted average price of $28.50 and $24.37, respectively. In accordance with the Company's adoption of SFAS 123, compensation expense has been recognized for the Company's plan activity in all reported periods.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP Plan was $5.77 in 2005. For 2004 and 2003, the weighted average fair value of the purchase rights granted was $5.90 and $3.17, respectively. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

                              2005     2004     2003
-----------------------------------------------------
Dividend yield                 1.9%     1.7%     1.8%
Expected volatility           28.0%    30.0%    34.5%
Risk-free interest rate        2.6%     1.1%     1.1%
Expected life (in years)       0.5      0.5      0.5

2005 Associate Incentive Plan ("AIP"). Under the Company's AIP, shares are granted to participants based upon the achievement of performance goals established by the Board of Directors at the beginning of each award period. Shares earned are issued during the first calendar quarter of the following year. A total of 875,000 shares of common stock have been reserved for issuance under this plan. CCBG issued 8,450 shares under the AIP in 2005. A total of 8,450 shares have been issued since inception of this plan. During 2004 and 2003, CCBG issued 46,726 and 13,245 shares under the Predecessor Plan to the AIP. In accordance with the Company's adoption of SFAS 123, compensation expense has been recognized for the Company's plan activity in all reported periods.

Executive Stock Option Agreement. In 2005, the Company's Board of Directors approved a stock option agreement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG) under the provisions of the AIP. Similar stock option agreements were approved in 2004 and 2003 under the Predecessor Plan to the AIP. These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. Under the 2004 and 2003 agreements, 37,246 and 23,138 option shares, respectively, were issued, none of which has been exercised. The fair value of a 2004 option share was $13.42, and the fair value of a 2003 option share was $11.64. The exercise prices for the 2004 and 2003 shares are $32.69 and $32.96, respectively. Under the 2005 agreement, the earnings per share conditions were not met; therefore, no economic value was earned by the executive. During 2005, 2004 and 2003, the Company recognized expense of approximately $193,000, $193,000, and $62,000, respectively, related to these agreements in accordance with the provisions of SFAS 123.

Recent Accounting Pronouncements

SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 "Accounting Changes," requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

FASB Staff Position (FSP) No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.
An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No.123R, "Share-Based Payment" (Revised). SFAS 123R establishes standards for the accounting for transactions in which an entity
(i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The Company adopted the accounting standards set forth in SFAS No. 123 in 2003 and has accordingly expensed stock-based compensation for 2003, 2004, and 2005.

In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer when those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The Company has adopted SOP 03-3 and application of its guidance for the recent First Alachua Banking Corporation acquisition did not have a significant impact on its financial statements. Loans acquired in future acquisitions will continue to be accounted for under SOP 03-3.

Note 2
ACQUISITIONS

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

On May 20, 2005, the Company issued a $32.0 million junior subordinated deferrable interest note to a wholly owned Delaware statutory trust, CCBG Capital Trust II to facilitate the cash portion of the consideration paid to FABC shareowners. Interest payments on this note are due quarterly at a fixed rate of 6.07% for five years, then adjustable annually to three month LIBOR plus a margin of 1.80%. The note matures on June 15, 2035. The general terms and conditions of the Company's transaction with CCBG Capital Trust II are consistent with those enumerated for CCBG Capital Trust I and are described in Note 10.

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
                                                    ========

The following unaudited pro forma financial information for 2005 and 2004, presents the consolidated operations of the Company as if the FNBA acquisition had been made on January 1, 2004. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the acquisition of FNBA been consummated on this earlier date, and do not project the Company's results of operations for any future period.

                                                     For the 12 Months Ended
                                                           December 31,
                                                    -------------------------
(Dollars in Thousands, Except Per Share Data)(1)      2005            2004(3)
------------------------------------------------------------------------------
Interest Income                                     $144,440         $112,670
Interest Expense                                      31,888           20,078
                                                    --------         --------
Net Interest Income                                  112,552           92,592
Provision for Loan Losses                              2,507            2,141
                                                    --------         --------
Net Interest Income After
  Provision for Loan Losses                          110,045           90,451
Noninterest Income                                    50,017           52,448
Noninterest Expense(2)                               113,808           96,447
                                                    --------         --------
Income Before Income Taxes                            46,254           46,452
Income Taxes                                          16,596           16,348
                                                    --------         --------
Net Income                                          $ 29,658         $ 30,104
                                                    ========         ========

Basic Net Income Per Share                          $   1.59         $   1.70
                                                    ========         ========
Diluted Net Income Per Share                        $   1.59         $   1.70
                                                    ========         ========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

(2) Includes year-to-date 2005 non-recurring merger related expenses at FNBA and CCBG totaling approximately $1.3 million.

(3) Includes $6.9 million ($4.2 million after-tax) one-time gain on sale of the Bank's credit card portfolio in August 2004.

Note 3
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:


                                                    2005
                            ---------------------------------------------------
                            Amortized     Unrealized     Unrealized      Market
(Dollars in Thousands)        Cost          Gains          Losses         Value
--------------------------------------------------------------------------------
U.S. Treasury               $  9,065        $  -           $   50       $  9,015
U.S. Government Agencies
  and Corporations            75,233           -            1,017         74,216
States and Political
  Subdivisions                53,611          44              512         53,143
Mortgage-Backed Securities    20,948          35              452         20,531
Other Securities(1)           14,114           -                -         14,114
                            --------        ----           ------       --------
  Total Investment
    Securities              $172,971        $ 79           $2,031       $171,019
                            ========        ====           ======       ========


                                                    2004
                            ---------------------------------------------------
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


Securities with an amortized cost of $70.5 million and $142.8 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes.

Investment Sales. The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:

                                   Total         Gross             Gross
(Dollars in Thousands)   Year     Proceeds   Realized Gains    Realized Losses
------------------------------------------------------------------------------
                         2005     $35,142        $ 9               $ -
                         2004     $ 3,466        $17               $ 3
                         2003     $   125        $24               $23

Maturity Distribution. As of December 31, 2005, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)            Amortized Cost     Market Value
-----------------------------------------------------------------
Due in one year or less              $ 79,468          $ 79,006
Due after one through five years       71,384            70,049
Due after five through ten years        8,005             7,850
No Maturity                            14,114            14,114
                                     --------          --------
   Total Investment Securities       $172,971          $171,019
                                     ========          ========

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. Securities with unrealized losses at year-end 2005 not recognized in income by period of time unrealized losses have existed are as follows:


                                 Less Than        Greater Than
                                 12 months          12 Months            Total
                            ------------------ ------------------ ------------------
                             Market Unrealized  Market Unrealized  Market Unrealized
(Dollars in Thousands)       Value    Losses    Value    Losses    Value    Losses
------------------------------------------------------------------------------------
U.S. Treasury                $     -   $  -     $ 9,015  $   50   $  9,015  $   50
U.S. Government Agencies
  and Corporations             7,907     98      66,309     919     74,216   1,017
States and Political
  Subdivisions                34,640    348      10,926     164     45,566     512
Mortgage-Backed Securities     7,680    179       9,741     273     17,421     452
                             -------   ----     -------  ------   --------  ------
    Total Investment
      Securities             $50,227   $625     $95,991  $1,406   $146,218  $2,031
                             =======   ====     =======  ======   ========  ======


At December 31, 2005, the Company had securities of $173.0 million with net unrealized losses of $2.0 million on these securities. $50.2 million of these securities, with net unrealized losses of $.6 million, have been in a loss position for less than 12 months and $96.0 million, with unrealized losses of $1.4 million, have been in a loss position for longer than 12 months. The Company believes that these securities are only temporarily impaired and that the full principle will be collected as anticipated.

Of the total, $83.2 million, or 56.9%, are either a direct obligation of the U.S Government or its agencies and are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2005. As of December 31, 2005, $17.4 million, or 11.9% are mortgage-backed securities that are guaranteed by the U.S. Government or its agencies. The mortgage-backed securities are in a loss position due to either the lower interest rate at time of purchase or due to accelerated prepayments driven by the low rate environment. The remaining $45.6 million, or 31.2%, of the securities in a loss position are municipal bonds which all maintain satisfactory ratings by a credit rating agency. The municipal bonds are also in a loss position due to the lower interest rate environment at the time of purchase.

Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery in fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Note 4
LOANS

Loan Portfolio Composition. At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)                       2005              2004
----------------------------------------------------------------------
Commercial, Financial and Agricultural    $  218,434        $  206,474
Real Estate - Construction                   160,914           140,190
Real Estate - Commercial Mortgage            718,741           655,426
Real Estate - Residential                    553,124           438,484
Real Estate - Home Equity                    165,337           150,061
Real Estate - Loans Held-for-Sale              4,875            11,830
Consumer                                     246,069           226,360
                                          ----------        ----------
  Total Loans, Net of Unearned Interest   $2,067,494        $1,828,825
                                          ==========        ==========


Net deferred fees included in loans at December 31, 2005 and December 31, 2004 were $1.6 million and $1.0 million, respectively.

Concentrations of Credit. Most of the Company's lending activity occurs within the states of Florida, Georgia, and Alabama. A large majority of the Company's loan portfolio (77.5%) consists of loans secured by real estate, the primary types of collateral being commercial properties and residential properties. At December 31, 2005, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 34.7% and 35.0% of the loan portfolio, respectively. As of December 31, 2005, there were no concentrations of loans related to any single borrower or industry in excess of 10% of total loans.

Nonperforming Loans. Nonaccruing loans amounted to $5.3 million and $4.6 million, at December 31, 2005 and 2004, respectively. There were no restructured loans at December 31, 2005 or 2004. Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $186,000, $189,000, and $166,000 higher for the years ended December 31, 2005, 2004, and 2003, respectively.


Note 5
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)                           2005          2004          2003
----------------------------------------------------------------------------------
Balance, Beginning of Year                     $16,037       $12,429       $12,495
Acquired Reserves                                1,385         5,713             -
Reserve Reversal(1)                                  -          (800)            -
Provision for Loan Losses                        2,507         2,141         3,436
Recoveries on Loans Previously Charged-Off       1,724         1,612         1,037
Loans Charged-Off                               (4,243)       (5,058)       (4,539)
                                               -------       -------       -------
Balance, End of Year                           $17,410       $16,037       $12,429
                                               =======       =======       =======

(1) Reflects recapture of reserves allocated to the Bank's credit card portfolio, which was sold in August 2004.

Impaired Loans. Selected information pertaining to impaired loans, at December 31,is as follows:

                                          2005                   2004
                                   ------------------------------------------
                                             Valuation              Valuation
(Dollars in Thousands)             Balance   Allowance    Balance   Allowance
-----------------------------------------------------------------------------
Impaired Loans:
With Related Credit Allowance      $5,612      $2,915     $  578       $313
Without Related Credit Allowance   $1,658           -     $3,150          -

(Dollars in Thousands)                   2005       2004       2003
--------------------------------------------------------------------
Average Recorded Investment
  in Impaired Loans                     $9,786     $5,382     $6,737

Interest Income on Impaired Loans
  Recognized                               218        140        194
  Collected in Cash                     $  218     $  120     $  194

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reduction of principal.

Note 6
INTANGIBLE ASSETS

The Company had intangible assets of $110.5 million and $80.3 million at December 31, 2005 and December 31, 2004, respectively. Intangible assets at December 31, were as follows:

                                       2005                          2004
                              -----------------------      -----------------------
                               Gross     Accumulated        Gross     Accumulated
(Dollars in Thousands)         Amount    Amortization       Amount    Amortization
----------------------------------------------------------------------------------
Core Deposits Intangibles     $ 47,176     $23,312         $ 42,078     $18,300
Goodwill                        88,615       3,786           58,127       3,786
Client Relationship
  Intangible                     1,867         305            1,867         114
Non-Compete Agreement              483         287              483          50
                              --------     -------         --------     -------
  Total Intangible Assets     $138,141     $27,690         $102,555     $22,250
                              ========     =======         ========     =======


Net Core Deposit Intangibles. As of December 31, 2005 and December 31, 2004, the Company had net core deposit intangibles of $23.9 million and $23.8 million, respectively. Amortization expense for the twelve months of 2005, 2004 and 2003 was $5.0 million, $3.7 million, and $3.2 million, respectively. The estimated annual amortization expense for the next five years is expected to be approximately $5.6 million per year.

Goodwill. As of December 31, 2005 and December 31, 2004, the Company had goodwill, net of accumulated amortization, of $84.8 million and $54.3 million, respectively. The increase in goodwill is due to the acquisition of First National Bank of Alachua in May 2005. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142. On December 31, 2005, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Other. As of December 31, 2005, the Company had a client relationship intangible, net of accumulated amortization, of $1.6 million. This intangible was booked as a result of the March 2004 acquisition of trust client relationships from Synovus Trust Company. Amortization expense for the twelve months of 2005 was $191,000. Estimated annual amortization expense is $191,000 based on use of a 10-year useful life. The Company also had a non-compete intangible, net of accumulated amortization, of $196,000. This intangible was booked as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin. Amortization expense for the twelve months of 2005 was $237,000. Estimated annual amortization expense for 2006 is $196,000.

Note 7
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)           2005             2004
--------------------------------------------------------
Land                           $ 16,503         $ 13,251
Buildings                        69,924           59,311
Fixtures and Equipment           46,293           40,878
                               --------         --------
  Total                         132,720          113,440
Accumulated Depreciation        (58,902)         (54,477)
                               --------         --------
Premises and Equipment, Net    $ 73,818         $ 58,963
                               ========         ========

Note 8
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)     2005              2004
----------------------------------------------------
NOW Accounts            $  520,878        $  338,932
Money Market Accounts      331,094           270,095
Savings Accounts           144,296           147,348
Time Deposits              523,586           571,520
                        ----------        ----------
   Total                $1,519,854        $1,327,895

At December 31, 2005 and 2004, $3.6 million and $4.1 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $34.1 million and $23.1 million at December 31, 2005 and 2004, respectively.

Time deposits in denominations of $100,000 or more totaled $143.4 million and $166.8 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits were as follows:


(Dollars in Thousands)
-----------------------------------
2006                       $408,055
2007                         71,258
2008                         29,600
2009                          9,105
2010 and thereafter           5,568
                           --------
  Total                    $523,586
                           ========


Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)       2005           2004           2003
----------------------------------------------------------------
NOW Accounts               $ 2,868        $   733        $   678
Money Market Accounts        4,337          1,189          1,310
Savings Accounts               292            164            189
Time Deposits < $100,000     9,247          6,683          7,007
Time Deposits > $100,000     4,390          2,546          2,383
                           -------        -------        -------
  Total                    $21,134        $11,315        $11,567
                           =======        =======        =======

Note 9
SHORT-TERM BORROWINGS

Short-term borrowings included the following:


                                                         Securities
                                             Federal     Sold Under      Other
                                              Funds      Repurchase    Short-Term
(Dollars in Thousands)                      Purchased    Agreements    Borrowings(1)
------------------------------------------------------------------------------------
2005
----
Balance at December 31,                      $11,925       $38,702      $32,346
Maximum indebtedness at any month end         26,825        65,206       67,122
Daily average indebtedness outstanding        31,644        39,784       26,435
Average rate paid for the year                 3.36%         2.30%        3.32%
Average rate paid on period-end borrowings     3.88%         3.21%        3.48%

2004
----
Balance at December 31,                      $19,800       $58,431      $17,783
Maximum indebtedness at any month end         27,875        77,087       41,941
Daily average indebtedness outstanding        22,291        54,607       23,683
Average rate paid for the year                 1.27%         0.71%        2.52%
Average rate paid on period-end borrowings     1.97%         1.12%        3.19%

2003
----
Balance at December 31,                      $12,624       $53,223      $42,337
Maximum indebtedness at any month end         23,930        90,209       44,226
Daily average indebtedness outstanding        14,768        49,785       36,721
Average rate paid for the year                 0.94%         0.59%        2.28%
Average rate paid on period-end borrowings     0.68%         0.31%        2.50%

(1) Includes FHLB debt of $30.0 million and TT&L balance of $2.3 million at December 31, 2005.


Note 10
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes. At December 31, Federal Home Loan Bank advances included:

(Dollars in Thousands)                                     2005             2004
---------------------------------------------------------------------------------
  Due on February 15, 2006, fixed rate of 3.00%(1)            10               49
  Due on September 8, 2006, fixed rate of 4.28%(1)        10,000                -
  Due on September 11, 2006, fixed rate of 2.93%(1)       20,000           20,000
  Due on February 13, 2007, fixed rate of 3.05%            3,000            3,000
  Due on April 24, 2007, fixed rate of 7.30%                  80              136
  Due on September 10, 2007, fixed rate of 4.29%          10,000                -
  Due on May 30, 2008, fixed rate of 2.50%                    98              134
  Due on June 13, 2008, fixed rate of 5.40%                  357              500
  Due on September 8, 2008, fixed rate of 4.32%           10,000                -
  Due on November 10, 2008, fixed rate of 4.12%            2,270            2,346
  Due on October 19, 2009, fixed rate of 3.69%               638              784
  Due on November 10, 2010, fixed rate of 4.72%              749              774
  Due on December 31, 2010, fixed rate of 3.85%              864            1,006
  Due on April 4, 2011, fixed rate of 4.00%(2)             5,000            5,000
  Due on December 18, 2012, fixed rate of 4.84%              589              610
  Due on March 18, 2013, fixed rate of 6.37%                 638              699
  Due on June 17, 2013, fixed rate of 3.53%                  888              977
  Due on June 17, 2013, fixed rate of 3.85%                   92               96
  Due on June 17, 2013, fixed rate of 4.11%                1,776            1,828
  Due on September 23, 2013, fixed rate of 5.64%             915              998
  Due on January 26, 2014, fixed rate of 5.79%             1,246            1,297
  Due on March 10, 2014, fixed rate of 4.21%                 634              694
  Due on May 27, 2014, fixed rate of 5.92%                   482              527
  Due on May 31, 2014, fixed rate of 4.88%                 3,412                -
  Due on July 20, 2016, fixed rate of 6.27%                1,252            1,371
  Due on October 3, 2016, fixed rate of 5.41%                325              355
  Due on October 31, 2016, fixed rate of 5.16%               722              789
  Due on June 27, 2017, fixed rate of 5.53%                  805              875
  Due on October 31, 2017, fixed rate of 4.79%               986            1,070
  Due on December 11, 2017, fixed rate of 4.78%              875              948
  Due on December 20, 2017, fixed rate of 5.37%                -              979
  Due on February 26, 2018, fixed rate of 4.36%            2,076            2,247
  Due on September 18, 2018, fixed rate of 5.15%             612              660
  Due on November 5, 2018, fixed rate of 5.10%             3,627            3,749
  Due on December 3, 2018, fixed rate of 4.87%               639              688
  Due on December 17, 2018, fixed rate of 6.33%            1,566            1,640
  Due on December 14, 2018, fixed rate of 6.29%              713              742
  Due on February 16, 2021, fixed rate of 3.00%              850              884
  Due on May 30, 2023, fixed rate of 2.50%                   967            1,001
  Due on May 21, 2024, fixed rate of 5.94%                 8,845            9,000
                                                         -------          -------
Total outstanding                                        $98,598          $68,453
                                                         =======          =======

(1) $30.0 million is classified as short-term borrowings.
(2) This advance is callable quarterly at the option of the FHLB.

The contractual maturities of FHLB debt for the five years succeeding December 31, 2005, are as follows:

(Dollars in Thousands)
----------------------------------
2006                       $32,816(1)
2007                        15,875
2008                        14,873
2009                         2,740
2010                         3,309
2011 and thereafter         28,985
                           -------
Total                      $98,598
                           =======

(1) $30.0 million is classified as short-term borrowings.

The Federal Home Loan Bank advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.

Repurchase Agreements - Term. At December 31, the Company maintained three long-term repurchase agreements totaling $1.0 million collateralized by bank-owned securities. The agreements have maturities as follows (in millions):
2007, $.4; 2008, $.4; 2009, $.2.  Interest is payable upon maturity.

Line of Credit. The Company has the ability to draw on a Revolving Credit Note, due on October 15, 2007. Interest is payable quarterly at LIBOR plus an applicable margin on advances. The revolving credit is unsecured. The existing loan agreement contains certain financial covenants that must be maintained by the Company. At December 31, 2005, the Company was in compliance with all of the terms of the agreement and had $25.0 million available under a $25.0 million line of credit facility.

Junior Subordinated Deferrable Interest Notes. The Company has issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I. The second note for $32.0 million was issued to CCBG Capital Trust II. The two trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company's consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Company's consolidation policy. Details of the Company's transaction with the two trusts are provided below.

In November 2004, CCBG Capital Trust I issued $30.0 million of trust preferred securities which represent beneficial interest in the assets of the trust. The interest rate is fixed at 5.71% for a period of five years, then adjustable annually to LIBOR plus a margin of 1.90%. The trust preferred securities will mature on December 31, 2034, and are redeemable upon approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after December 31, 2009 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 31, June 30, September 30, and December 31 of each year. CCBG Capital Trust I also issued $928,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $30.9 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

In May 2005, CCBG Capital Trust II issued $31.0 million of trust preferred securities which represent beneficial interest in the assets of the trust. The interest rate is fixed at 6.07% for a period of five years, then adjustable quarterly to LIBOR plus a margin of 1.80%. The trust preferred securities will mature on June 15, 2035, and are redeemable upon approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after May 20, 2010 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 15, June 15, September 15, and December 15 of each year. CCBG Capital Trust II also issued $959,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $32.0 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods. Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company is current on the interest payment obligations and has not executed the right to defer interest payments on the notes.

The Company has entered into agreements to guarantee the payments of distributions on the trust preferred securities and payments of redemption of the trust preferred securities. Under these agreements, the Company also agrees, on a subordinated basis, to pay expenses and liabilities of the two trusts other than those arising under the trust preferred securities. The obligations of the Company under the two junior subordinated notes, the trust agreements establishing the two trusts, the guarantee and agreement as to expenses and liabilities, in aggregate, constitute a full and conditional guarantee by the Company of the two trusts' obligations under the two trust preferred security issuances.

Despite the fact that the accounts of CCBG Capital Trust I and CCBG Capital Trust II are not included in the Company's consolidated financial statements, the $30.0 million and $31.0 million, respectively, in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Capital City Bank Group, Inc. as allowed by Federal Reserve Board guidelines.

Note 11
INCOME TAXES

The provision for income taxes reflected in the statement of income is comprised of the following components:

(Dollars in Thousands)             2005        2004        2003
----------------------------------------------------------------
Current:
  Federal                        $15,114     $13,753     $10,876
  State                            1,290       1,381       1,949
Deferred:
  Federal                            156         656         682
  State                               26         109          73
                                 -------     -------     -------
     Total                       $16,586     $15,899     $13,580
                                 =======     =======     =======

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)                       2005        2004        2003
--------------------------------------------------------------------------
Tax Expense at Federal Statutory Rate      $16,403     $15,845     $13,571
Increases (Decreases) Resulting From:
    Tax-Exempt Interest Income              (1,054)       (992)       (957)
    State Taxes, Net of Federal Benefit        856         969       1,314
    Other                                      381          77        (348)
                                           -------     -------     -------
Actual Tax Expense                         $16,586     $15,899     $13,580
                                           =======     =======     =======

Deferred income tax liabilities and assets result from difference between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The net deferred tax asset and the temporary differences comprising that balance at December 31, 2005 and 2004, are as follows:

(Dollars in Thousands)                           2005          2004
--------------------------------------------------------------------
Deferred Tax Assets attributable to:
  Allowance for Loan Losses                     $6,733        $5,681
  Associate Benefits                               650           229
  Unrealized Losses on Investment Securities       706           203
  Accrued Pension/SERP                               -         1,390
  Market Value of Loans                             19           248
  Interest on Nonperforming Loans                  170            45
  Net Operating Loss Carry Forwards                228             -
  Intangible Assets                                 44            18
  Accrued Expense                                  592           573
  Other                                            251           331
                                                ------        ------
    Total Deferred Tax Assets                   $9,393        $8,718

Deferred Tax Liabilities attributable to:
  Depreciation on Premises and Equipment        $4,676        $3,433
  Deferred Loan Costs                            1,752         2,016
  Core Deposit Intangible Amortization           1,173           465
  Intangible Assets                              1,019             -
  Accrued Pension/SERP                             133             -
  Securities Accretion                              17            20
  Other                                            243           321
                                                ------        ------
    Total Deferred Tax Liabilities               9,013         6,255
                                                ------        ------
Net Deferred Tax Assets                         $  380        $2,463
                                                ======        ======


In the opinion of management, it is more likely than not that all of the deferred tax assets will be realized; therefore, a valuation allowance is not required.

Changes in net deferred income tax assets were:

(Dollars in Thousands)                           2005          2004
--------------------------------------------------------------------
Balance at Beginning of Year                    $2,463        $1,147

Purchase Accounting Acquisitions                (2,403)        1,076

Income Tax Benefit From Change
  in Unrealized Losses on
  Available-for-Sale Securities                    502         1,005

Deferred Income Tax Expense
  on Continuing Operations                        (182)         (765)
                                                ------        ------

Balance at End of Year                          $  380        $2,463
                                                ======        ======

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

The defined benefit pension plan for the Farmers and Merchants Bank of Dublin was merged into the Company's pension plan as of December 31, 2005. The following table details on a consolidated basis the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)                                     2005       2004       2003
---------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year                $ 57,403   $ 46,227   $ 37,941
  Service Cost                                              4,352      3,776      3,302
  Interest Cost                                             3,410      2,893      2,571
  Actuarial Loss                                            2,900      2,890      3,196
  Benefits Paid                                            (3,859)    (1,092)    (1,060)
  Expenses Paid                                               (75)      (165)      (237)
  Plan Change(1)                                                -          -        514
                                                         --------   --------   --------
    Projected Benefit Obligation at End of Year          $ 64,131   $ 54,529   $ 46,227
                                                         ========   ========   ========

    Accumulated Benefit Obligation at End of Year        $ 45,645   $ 38,325   $ 32,444
                                                         ========   ========   ========

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year         $ 43,921   $ 34,784   $ 27,423
  Actual Return on Plan Assets                              1,790      2,710      4,915
  Employer Contributions                                   10,500      4,888      3,744
  Benefits Paid                                            (3,859)    (1,092)    (1,061)
  Expenses Paid                                               (75)      (165)      (237)
                                                         --------   --------   --------
    Fair Value of Plan Assets at End of Year             $ 52,277   $ 41,125   $ 34,784
                                                         --------   --------   --------

Reconciliation of Funded Status:
  Funded Status                                          $(11,853)  $(13,404)  $(11,443)
  Unrecognized Net Actuarial Losses                        14,823     11,676      9,993
  Unrecognized Prior Service Cost                           1,302      1,517      1,732
  Unrecognized Net Transition Obligation                        -          -          1
                                                         --------   --------   --------
    Prepaid (Accrued) Benefit Cost                       $  4,272   $   (211)  $    283
                                                         ========   ========   ========

Components of Net Periodic Benefit Costs:
  Service Cost                                           $  4,352   $  3,776   $  3,302
  Interest Cost                                             3,410      2,893      2,571
  Expected Return on Plan Assets                           (3,373)    (2,665)    (2,168)
  Amortization of Prior Service Costs                         215        215        216
  Transition Obligation Recognition                            11          1          1
  Recognized Net Actuarial Loss                             1,324      1,163      1,127
                                                         --------   --------   --------
    Net Periodic Benefit Cost                            $  5,939   $  5,383   $  5,049
                                                         ========   ========   ========

Assumptions:
  Weighted-average used to determine benefit obligations:
    Discount Rate                                           5.75%      6.00%      6.25%
    Expected Return on Plan Assets                          8.00%      8.00%      8.25%
    Rate of Compensation Increase                           5.50%      5.50%      5.50%
    Measurement Date                                     12/31/05   12/31/04   12/31/03

  Weighted-average used to determine net cost:
    Discount Rate                                           6.00%      6.25%      6.75%
    Expected Return on Plan Assets                          8.00%      8.00%      8.25%
    Rate of Compensation Increase                           5.50%      5.50%      5.50%

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

Plan Assets. The Company's pension plan asset allocation at year-end 2005 and 2004, and the target asset allocation for 2006 are as follows:

                                            Percentage of Plan
                      Target Allocation     Assets at Year-End(1)
                      -----------------     ---------------------
                            2006               2005      2004
-----------------------------------------------------------------
Equity Securities            65%                55%       58%
Debt Securities              35%                24%       28%
Real Estate                   -                  -         -
Cash Equivalent               -                 21%       14%
                            ---                ---       ---
  Total                     100%               100%      100%

(1) Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

Expected Benefit Payments. As of December 31, 2005, expected benefit payments related to the Company's defined benefit pension plan were as follows:

2006                   $ 2,874,654
2007                     3,139,350
2008                     4,203,199
2009                     4,150,829
2010                     3,919,446
2011 through 2015       31,659,590
                       $49,947,068

Contributions. The following table details the amounts contributed to the pension plan in 2005 and 2004, and the expected amount to be contributed in 2006.

                                                         Expected
                            2005          2004             2006(1)
                        -----------    ----------    ----------------
Actual Contributions    $10,500,000    $4,888,000    $0 to $6,000,000

(1) Estimate calculated based on pension funding laws and regulations currently in effect.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan ("SERP") covering selected executive officers. Benefits under this plan generally are based on the executive officer's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 2005, 2004 and 2003 of approximately $478,000, $491,000, and $208,000, respectively.

The following table details the components of the Supplemental Executive Retirement Plan's periodic benefit cost, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)                                       2005       2004       2003
----------------------------------------------------------------------------------------
Change in Projected Benefit Obligation:
  Benefit Obligation at Beginning of Year                  $ 3,601    $ 1,880    $ 2,770
  Service Cost                                                 133        147         80
  Interest Cost                                                207        198        111
  Actuarial (Gain) Loss                                        (63)     1,376     (1,107)
  Plan Change(1)                                                 -          -         26
                                                           -------    -------    -------
    Projected Benefit Obligation at End of Year            $ 3,878    $ 3,601    $ 1,880
                                                           =======    =======    =======

    Accumulated Benefit Obligation at End of Year          $ 2,295    $ 1,894    $ 1,206
                                                           =======    =======    =======

Reconciliation of Funded Status:
  Funded Status                                            $(3,878)   $(3,601)   $(1,880)
  Unrecognized Net Actuarial Loss (Gain)                       734        874       (418)
  Unrecognized Prior Service Cost                              388        449        511
                                                           -------    -------    -------
      Accrued Benefit Cost                                 $(2,756)   $(2,278)   $(1,787)
                                                           =======    =======    =======

Components of Net Periodic Benefit Costs:
  Service Cost                                             $   133    $   147    $    80
  Interest Cost                                                207        198        111
  Amortization of Prior Service Cost                            61         62         61
  Recognized Net Actuarial Loss (Gain)                          77         84        (44)
                                                           -------    -------    -------
      Net Periodic Benefit Cost                            $   478    $   491    $   208
                                                           =======    =======    =======

Assumptions:
Weighted-average used to determine the benefit obligations:
  Discount Rate                                              5.75%      6.00%      6.25%
  Rate of Compensation Increase                              5.50%      5.50%      5.50%

Weighted-average used to determine the net cost:
  Discount Rate                                              6.00%      6.25%      6.75%
  Rate of Compensation Increase                              5.50%      5.50%      5.50%

(1) Represents a change in mortality assumptions set forth in IRC 417(e)



Expected Benefit Payments. As of December 31, 2005, expected benefit payments related to the Company's SERP were as follows:

2006                   $   18,627
2007                       19,461
2008                       98,113
2009                      208,477
2010                      269,937
2011 through 2015       3,719,795
                       ----------
                       $4,334,410

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company are made up to 6% of the participant's compensation for eligible associates. During 2005, 2004, and 2003, the Company made matching contributions of $154,483, $66,281 and $32,258, respectively. The participant may choose to invest their contributions into sixteen investment funds available to CCBG participants, including CCBG's common stock. A total of 50,000 shares of Capital City Bank Group, Inc. common stock have been reserved for issuance.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. A total of 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, CCBG did not issue any shares under this plan in 2005, 2004 and 2003.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


(Dollars in Thousands, Except Per Share Data)           2005         2004         2003
-----------------------------------------------------------------------------------------
Numerator:
  Net Income                                         $   30,281   $   29,371   $   25,193
                                                     ==========   ==========   ==========
Denominator:
  Denominator for Basic Earnings Per Share
    Weighted-Average Shares                          18,263,855   16,805,696   16,528,109
  Effects of Dilutive Securities
    Stock Compensation Plans                             17,388        5,230       35,878
                                                     ----------   ----------   ----------

  Denominator for Diluted Earnings Per Share
    Adjusted Weighted-Average Shares and
    Assumed Conversions                              18,281,243   16,810,926   16,563,986
                                                     ==========   ==========   ==========

Basic Earnings Per Share                             $     1.66   $     1.74   $     1.53
                                                     ==========   ==========   ==========

Diluted Earnings per Share                           $     1.66   $     1.74   $     1.52
                                                     ==========   ==========   ==========


Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2005, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2005 and December 31, 2004 are as follows:

                                                                             To Be Well-
                                                        Required          Capitalized Under
                                                       For Capital        Prompt Corrective
                                    Actual          Adequacy Purposes     Action Provisions
                               ------------------------------------------------------------
(Dollars in Thousands)         Amount    Ratio       Amount    Ratio       Amount     Ratio
-------------------------------------------------------------------------------------------
As of December 31, 2005:
-----------------------
Tier I Capital:
  CCBG                        $257,572   12.61%      $ 81,675   4.00%            *        *
  CCB                          252,096   12.36%        81,599   4.00%     $122,398    6.00%

Total Capital:
  CCBG                         276,869   13.56%       163,349   8.00%            *        *
  CCB                          269,506   13.21%       163,198   8.00%      203,997   10.00%

Tier I Leverage:
  CCBG                         257,572   10.27%        61,256   4.00%            *        *
  CCB                          252,096   10.07%        61,199   4.00%      101,999    5.00%

As of December 31, 2004:
-----------------------
Tier I Capital:
  CCBG                        $207,776   11.44%      $ 72,617   4.00%            *        *
  CCB                          199,565   11.01%        72,506   4.00%     $108,759    6.00%

Total Capital:
  CCBG                         223,813   12.33%       145,235   8.00%            *        *
  CCB                          215,602   11.89%       145,012   8.00%      181,265   10.00%

Tier I Leverage:
  CCBG                         207,776    8.79%        54,463   4.00%            *        *
  CCB                          199,565    8.47%        54,379   4.00%       90,632    5.00%

*Not applicable to bank holding companies.


Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company's retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank's net profits (as defined under Florida law) for that year combined with its retained net profits for the preceding two calendar years. In 2006, the bank subsidiary may declare dividends without regulatory approval of $37.5 million plus an additional amount equal to the net profits of the Company's subsidiary bank for 2006 up to the date of any such dividend declaration.

Note 16
RELATED PARTY INFORMATION

DuBose Ausley, a Director of the Company, is employed by and is the former Chairman of Ausley & McMullen, the Company's general counsel. Fees paid by the Company and its subsidiary for legal services, in aggregate, approximated $813,000, $797,000, and $765,000 during 2005, 2004, and 2003, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interests General Partnership L.L.P., provides for annual lease payments of approximately $109,000, to be adjusted for inflation in future years.

Under a lease agreement expiring in 2018, the Bank leases its East Dublin Office from a partnership involving McGrath Keen, a Director of the Company. The lease agreement provides for annual lease payments of $46,500, to be adjusted for inflation every five years beginning in 2008. Director Keen has one-half ownership interest in the aforementioned partnership.

Under an agreement with Keen Insurance Agency, the Bank shares with the agency one-half of the commissions received from the sale of credit life and accident/health insurance to Bank clients in the Dublin market. Payments made to the agency during 2005 were approximately $30,000. McGrath Keen, Jr., a director of the Company, has sixty-percent ownership interest in Keen Insurance Agency.

At December 31, 2005 and 2004, certain officers and directors were indebted to the Company's bank subsidiary in the aggregate amount of $17.7 million and $18.8 million, respectively. During 2005, $13.5 million in new loans were made and repayments totaled $14.6 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)                  2005       2004       2003
-------------------------------------------------------------------
Noninterest Income:
  Merchant Fee Income                  $6,174     $5,135     $4,563
  Interchange Commission Fees           2,239      2,229      2,183
Noninterest Expense:
  Professional Fees                     3,825      2,858      1,918
  Printing & Supplies                   2,372      1,854      1,742
  Interchange Service Fees              5,402      4,741      4,181
  Telephone                             2,493      2,048      1,872
  Advertising                           4,275      2,001(1)    1,260(1)

(1)  <1% of appropriate threshold.

Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of December 31, 2005, the amounts associated with the Company's off-balance sheet obligations were as follows:

(Dollars in Thousands)                  Amount
-----------------------------------------------
Commitments to Extend Credit(1)        $445,299
Standby Letters of Credit              $ 20,709

(1) Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. In general, management does not anticipate any material losses as a result of participating in these types of transactions. However, any potential losses arising from such transactions are reserved for in the same manner as management reserves for its other credit facilities.

For both on- and off-balance sheet financial instruments, the Company requires collateral to support such instruments when it is deemed necessary. The Company evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; real estate; accounts receivable; property, plant and equipment; and inventory.

Other Commitments. In the normal course of business, the Company enters into lease commitments which are classified as operating leases. Rent expense incurred under these leases was approximately $1.3 million in 2005, $1.3 million in 2004, and $1.1 million in 2003. Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2005, are as follows (in millions): 2006, $1.4; 2007, $1.2; 2008, $1.2; 2009, $1.1;
2010, $1.0; thereafter, $6.4.

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

Subordinated Notes Payable - The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar obligations.

Long-Term Borrowings - The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar debt.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties. The fair value of these fees is not material.

The Company's financial instruments that have estimated fair values are presented below:


                                                     At December 31,
                                  ---------------------------------------------------
                                           2005                         2004
                                  -----------------------     -----------------------
                                               Estimated                   Estimated
                                   Carrying      Fair          Carrying      Fair
(Dollars in Thousands)               Value       Value           Value       Value
-------------------------------------------------------------------------------------
Financial Assets:
  Cash                            $  105,195   $  105,195     $   87,039   $   87,039
  Short-Term Investments              61,164       61,164         74,506       74,506
  Investment Securities              171,019      171,019        210,240      210,240
  Loans, Net of Allowance
    for Loan Losses                2,050,084    2,044,954      1,812,788    1,816,670
                                  ----------   ----------     ----------   ----------
Total Financial Assets            $2,387,462   $2,382,332     $2,184,573   $2,188,455
                                  ==========   ==========     ==========   ==========

Financial Liabilities:
  Deposits                        $2,079,346   $1,953,576     $1,894,886   $1,791,797
  Short-Term Borrowings               82,973       82,748         96,014       96,053
  Subordinated Notes Payable          62,887       63,049         30,928       31,040
  Long-Term Borrowings                69,630       69,295         68,453       68,582
                                  ----------   ----------     ----------   ----------
Total Financial Liabilities       $2,294,836   $2,168,668     $2,090,281   $1,987,472
                                  ==========   ==========     ==========   ==========


Certain financial instruments and all nonfinancial instruments are excluded from the above table. The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income

(Dollars in Thousands)                             2005       2004       2003
-------------------------------------------------------------------------------
OPERATING INCOME
Income Received from Subsidiary Bank:
  Dividends                                       $10,597    $12,716    $11,599
  Overhead Fees                                     2,716      3,232      2,935
  Other Income                                         87          2          -
                                                  -------    -------    -------
    Total Operating Income                         13,400     15,950     14,534
                                                  -------    -------    -------

OPERATING EXPENSE
Salaries and Associate Benefits                     2,191      2,257      1,847
Interest on Long-Term Borrowings                        -         33          -
Interest on Subordinated Notes Payable              2,981        294          -
Professional Fees                                   1,399        895      1,104
Advertising                                           467        286        193
Legal Fees                                            701        468        374
Other                                                 471        480        404
                                                  -------    -------    -------
  Total Operating Expense                           8,210      4,713      3,922
                                                  -------    -------    -------
Income Before Income Taxes and Equity
  in Undistributed Earnings of Subsidiary Bank      5,190     11,237     10,612
Income Tax Benefit                                 (2,060)      (581)      (278)
                                                  -------    -------    -------
Income Before Equity in Undistributed
  Earnings of Subsidiary Bank                       7,250     11,818     10,890
Equity in Undistributed Earnings
  of Subsidiary Bank                               23,031     17,553     14,303
                                                  -------    -------    -------
Net Income                                        $30,281    $29,371    $25,193
                                                  =======    =======    =======

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)(1)        2005            2004
-------------------------------------------------------------------------------
ASSETS
Cash and Due From Subsidiary Bank                     $  5,434        $  6,893
Investment in Subsidiary Bank                          364,898         282,034
Other Assets                                             1,447           1,536
                                                      --------        --------
  Total Assets                                        $371,779        $290,463
                                                      ========        ========

LIABILITIES
Subordinated Notes Payable                            $ 62,887        $ 30,928
Other Liabilities                                        3,116           2,735
                                                      --------        --------
  Total Liabilities                                   $ 66,003        $ 33,663
                                                      --------        --------

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares
  authorized; no shares issued and outstanding               -               -
Common Stock, $.01 par value;  90,000,000
  shares authorized; 18,631,706 and 17,694,139
  shares issued and outstanding at December 31,
  2005 and December 31, 2004, respectively                 186             177
Additional Paid-In Capital                              83,304          52,328
Retained Earnings                                      223,532         204,648
Accumulated Other Comprehensive Loss, Net of Tax        (1,246)           (353)
                                                      --------        --------
    Total Shareowners' Equity                          305,776         256,800
                                                      --------        --------
    Total Liabilities and Shareowners' Equity         $371,779        $290,463
                                                      ========        ========

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)                          2005        2004        2003
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $30,281     $29,371     $25,193
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
Equity in Undistributed
  Earnings of Subsidiary Bank                  (23,031)    (17,553)    (14,303)
Non-Cash Compensation                              110       1,707         508
Increase in Other Assets                           131        (189)       (130)
Increase in Other Liabilities                      381          68         300
                                               -------     -------     -------
Net Cash Provided by Operating Activities        7,872      13,404      11,568
                                               -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Investment in:
  CCBG Trust I and CCBG Trust II                  (959)       (928)          -
Cash Paid for Acquisitions                     (29,953)    (35,688)          -
                                               -------     -------     -------
Net Cash Used in Investing Activities          (30,912)    (36,616)          -
                                               -------     -------     -------

CASH FROM FINANCING ACTIVITIES:
Proceeds from Subordinated Notes                31,959      30,928           -
Increase in Other Long-Term Borrowings               -      30,000           -
Repayments of Long-Term Borrowings                   -     (30,000)          -
Payment of Dividends                           (11,397)     (9,857)     (8,646)
Repurchase of Common Stock                           -           -         (17)
Issuance of Common Stock                         1,019       1,184         975
                                               -------     -------     -------
Net Cash Provided by (Used in)
  Financing Activities                          21,581      22,255      (7,688)
                                               -------     -------     -------

Net (Decrease) Increase in Cash                 (1,459)       (957)      3,880
Cash at Beginning of Period                      6,893       7,850       3,970
                                               -------     -------     -------
Cash at End of Period                          $ 5,434     $ 6,893     $ 7,850
                                               =======     =======     =======


Note 21
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). The Company's comprehensive income (loss) consists of net income (loss) and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses) (net of taxes) on securities are reported as other comprehensive (loss) income and totaled ($893,000), ($1,739,000), and ($1,735,000), for 2005, 2004 and 2003, respectively. Reclassification adjustments consist only of realized gains on sales of investment securities and were not material for the years ended December 31, 2005, 2004 and 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2005.

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

KPMG LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2005, and management's assessment as to the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in its attestation report, which is included herein on page 92.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm



Report of Independent Registered Public Accounting Firm



The Board of Directors
Capital City Bank Group, Inc.:


We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Capital City Bank Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital City Bank Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Capital City Bank Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Also, in our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareowners' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated
March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.


KPMG LLP

Orlando, Florida
March 16, 2006
Certified Public Accountants

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the sections entitled "Corporate Governance," "Nominees for Election as Directors," "Continuing Directors and Executive Officers," the subsection entitled "Committees of the Board" under the Section "Board and Committee Membership," the subsection "Codes of Conduct and Ethics" under the section "Corporate Governance" and "Share Ownership" in the Registrant's Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2006.

Item 11.  Executive Compensation

Incorporated herein by reference to the sections entitled "Executive Compensation," the subsection entitled "Directors' Fees" under the section entitled "Board and Committee Membership," "Executive Officers and Transactions with Management," "Compensation Committee Report," "Retirement Plans," and "Five Year Performance Graph" in the Registrant's Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

Equity Compensation Plan Information

Our 2005 Associate Incentive Plan, 2005 Associate Stock Purchase Plan, and 2005 Director Stock Purchase Plan were approved by our shareowners at the 2004 Annual Meeting. The following table provides certain information regarding our equity compensation plans.



                                                                                      Number of securities
                              Number of securities                                   remaining available for
                               to be issued upon          Weighted-average            future issuance under
                                  exercise of             exercise price of         equity compensation plans
                              outstanding options,       outstanding options,        (excluding securities
   Plan Category              warrants and rights        warrants and rights          reflected in column (a))
----------------------      ------------------------   -----------------------     ----------------------------
                                     (a)                         (b)                           (c)
Equity Compensation
Plans Approved by                   60,384(1)                  $32.83                       1,530,615(2)
Securities Holders

Equity Compensation
Plans Not Approved                     -                          -                              -
by Securities Holders
                            ------------------------   -----------------------     ----------------------------
   Total                            60,384                     $32.83                       1,530,615
                            ------------------------   -----------------------     ----------------------------

(1) Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated
    1996 Associate Incentive Plan.

(2) Consists of 866,550 shares available for issuance under our 2005 Associate Incentive Plan, 576,904 shares available for issuance under our 2005 Associate Stock Purchase Plan, and 87,161 shares available for issuance under our 2005 Director Stock Purchase Plan.  Of these plans, the only plan under which options may be granted in the future is our 2005 Associate Incentive Plan.



For additional information about our equity compensation plans, see Stock Based Compensation in Note 1 in the Notes to the Consolidated Financial Statements.

The other information required by Item 12 is incorporated herein by reference to the section entitled "Share Ownership" in the Registrant's Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2006.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the subsection entitled "Transactions With Management and Related Parties" under the section entitled "Executive Officers and Transactions with Management" in the Registrant's Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2006.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to the subsection entitled "Fees Paid to Principal Accountants" under the section entitled "Ratification of Auditors" in the Registrant's Proxy Statement relating to its Annual Meeting of Shareowners to be held April 25, 2006.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1. Financial Statements

     Report of Independent Registered Public Accounting Firm

     Consolidated Statements of Income for Fiscal Years 2005, 2004, and 2003

     Consolidated Statements of Financial Condition at the end of Fiscal Years 2005 and 2004

     Consolidated Statements of Changes in Shareowners' Equity for Fiscal Years 2005, 2004, and 2003

     Consolidated Statements of Cash Flows for Fiscal Years 2005, 2004, and
     2003

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

   11          Statement re Computation of Per Share Earnings.*

   14 Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant's Form 8-K (filed 3/11/05) (No. 0-13358).

   21          Capital City Bank Group, Inc. Subsidiaries, as of
               December 31, 2004.**

   23          Consent of Independent Registered Public Accounting Firm.**

   31.1        Certification of CEO pursuant to Securities and Exchange
                  Act Section 302 of the Sarbanes-Oxley Act of 2002.**

   31.2        Certification of CFO pursuant to Securities and Exchange
                  Act Section 302 of the Sarbanes-Oxley Act of 2002.**

   32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

   32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Information required to be presented in Exhibit 11 is provided in note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.

**   Filed electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 16, 2006, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.


/s/ William G. Smith, Jr.
----------------------------------
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 16, 2006 by the following persons in the capacities indicated.


/s/ William G. Smith, Jr.
----------------------------------
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/ J. Kimbrough Davis
----------------------------------
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


Directors:


/s/ DuBose Ausley                          /s/ McGrath Keen, Jr.
----------------------------------         ----------------------------------
DuBose Ausley                             McGrath Keen, Jr.


/s/ Thomas A. Barron
----------------------------------         ----------------------------------
Thomas A. Barron                           Lina S. Knox


/s/ Frederick Carroll, III                 /s/ Ruth A. Knox
----------------------------------         ----------------------------------
Frederick Carroll, III                     Ruth A. Knox


/s/ Cader B. Cox, III
----------------------------------         ----------------------------------
Cader B. Cox, III                          Henry Lewis III


/s/ J. Everitt Drew                        /s/ William G. Smith, Jr.
----------------------------------         ----------------------------------
J. Everitt Drew                            William G. Smith, Jr.


/s/ John K. Humphress
----------------------------------
John K. Humphress