Form 10-Q
period 2006-03-31
CAPITAL CITY BANK GROUP INC
filed 2006-05-10
CIK 726601

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2006

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________


                       Commission File Number: 0-13358
                                               -------


                        CAPITAL CITY BANK GROUP, INC.
                        -----------------------------
           (Exact name of registrant as specified in its charter)


                 Florida                               59-2273542
                 -------                               ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


     217 North Monroe Street, Tallahassee, Florida           32301
     ---------------------------------------------           -----
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

Large accelerated filer[ ]   Accelerated filer[X]   Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At April 28, 2006, 18,666,607 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                           CAPITAL CITY BANK GROUP, INC.

               QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2006

                                 TABLE OF CONTENTS

PART I                                                                            PAGE
--------------------------------------------------------------------------------------
1.           Consolidated Financial Statements                                       4

2.           Management's Discussion and Analysis of
               Financial Condition and Results of Operations                        15

3.           Quantitative and Qualitative Disclosure About Market Risk              29

4.           Controls and Procedures                                                31

PART II
-------
1.           Legal Proceedings                                                      32

1.A.         Risk Factors                                                           32

2.           Unregistered Sales of Equity Securities and
               Use of Proceeds                                                      32

3.           Defaults Upon Senior Securities                                        32

4.           Submission of Matters to a Vote of Security Holders                    32

5.           Other Information                                                      32

6.           Exhibits                                                               32

Signatures                                                                          33

                                         2

                              INTRODUCTORY NOTE:
               Caution Concerning Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements.

     All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

     For information concerning these factors and related matters, see
Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K"):
(a) "Introductory Note"; (b) "Risk Factors" in Part I, Item 1A; and
(c) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. However, other factors besides those referenced also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                CAPITAL CITY BANK GROUP, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED MARCH 31
                                        (Unaudited)

(Dollars In Thousands, Except Per Share Data)(1)       2006                    2005
--------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                          $   37,343              $   28,842
Investment Securities:
  U.S. Treasury                                             79                     136
  U.S. Government Agencies and Corporations                814                     820
  States and Political Subdivisions                        439                     382
  Other Securities                                         198                     135
Funds Sold                                                 539                     159
                                                    ----------              ----------
    Total Interest Income                               39,412                  30,474
                                                    ----------              ----------

INTEREST EXPENSE
Deposits                                                 7,722                   4,309
Short-Term Borrowings                                      824                     450
Subordinated Notes Payable                                 926                     441
Other Long-Term Borrowings                                 810                     720
                                                    ----------              ----------
    Total Interest Expense                              10,282                   5,920
                                                    ----------              ----------

Net Interest Income                                     29,130                  24,554
Provision for Loan Losses                                  667                     410
                                                    ----------              ----------
Net Interest Income After
  Provision for Loan Losses                             28,463                  24,144
                                                    ----------              ----------

NONINTEREST INCOME
Service Charges on Deposit Accounts                      5,680                   4,348
Data Processing                                            637                     607
Asset Management Fees                                    1,050                   1,112
Mortgage Banking Revenues                                  721                     763
Other                                                    4,957                   4,230
                                                    ----------              ----------
    Total Noninterest Income                            13,045                  11,060
                                                    ----------              ----------

NONINTEREST EXPENSE
Salaries and Associate Benefits                         15,430                  12,560
Occupancy, Net                                           2,223                   1,937
Furniture and Equipment                                  2,500                   2,112
Intangible Amortization                                  1,530                   1,196
Other                                                    8,409                   7,462
                                                    ----------              ----------
    Total Noninterest Expense                           30,092                  25,267
                                                    ----------              ----------

Income Before Income Taxes                              11,416                   9,937
Income Taxes                                             3,995                   3,560
                                                    ----------              ----------

NET INCOME                                          $    7,421              $    6,377
                                                    ==========              ==========
BASIC NET INCOME PER SHARE                          $      .40              $      .36
                                                    ==========              ==========
DILUTED NET INCOME PER SHARE                        $      .40              $      .36
                                                    ==========              ==========

Average Basic Shares Outstanding                    18,651,746              17,700,071
                                                    ==========              ==========
Average Diluted Shares Outstanding                  18,665,136              17,706,965
                                                    ==========              ==========


(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                CAPITAL CITY BANK GROUP, INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
                                         (Unaudited)

                                                     March 31,           December 31,
(Dollars In Thousands, Except Per Share Data)          2006                  2005
-------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                             $  104,486            $  105,195
Funds Sold and Interest Bearing Deposits               110,604                61,164
                                                    ----------            ----------
  Total Cash and Cash Equivalents                      215,090               166,359
Investment Securities, Available-for-Sale              180,760               171,019

Loans, Net of Unearned Interest                      2,054,656             2,067,494
  Allowance for Loan Losses                            (17,279)              (17,410)
                                                    ----------            ----------
    Loans, Net                                       2,037,377             2,050,084

Premises and Equipment, Net                             76,693                73,818
Goodwill                                                84,810                84,829
Other Intangible Assets                                 24,148                25,622
Other Assets                                            55,841                53,731
                                                    ----------            ----------
    Total Assets                                    $2,674,719            $2,625,462
                                                    ==========            ==========

LIABILITIES
Deposits:
  Noninterest Bearing Deposits                      $  562,140            $  559,492
  Interest Bearing Deposits                          1,547,016             1,519,854
                                                    ----------            ----------
    Total Deposits                                   2,109,156             2,079,346

Short-Term Borrowings                                   89,105                82,973
Subordinated Notes Payable                              62,887                62,887
Other Long-Term Borrowings                              68,764                69,630
Other Liabilities                                       33,744                24,850
                                                    ----------            ----------
    Total Liabilities                                2,363,656             2,319,686

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                   -                     -
Common Stock, $.01 par value; 90,000,000 shares
  authorized; 18,666,604 and 18,631,706 shares
  issued and outstanding at March 31, 2006 and
  December 31, 2005, respectively                          187                   186
Additional Paid-In Capital                              84,291                83,304
Retained Earnings                                      227,920               223,532
Accumulated Other Comprehensive Loss, Net of Tax        (1,335)               (1,246)
                                                    ----------            ----------
    Total Shareowners' Equity                          311,063               305,776
                                                    ----------            ----------
      Total Liabilities and Shareowners' Equity     $2,674,719            $2,625,462
                                                    ==========            ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

                                                           Additional                   Accumulated Other
                                               Common        Paid-In        Retained       Comprehensive
(Dollars in Thousands, Except Per Share Data)   Stock        Capital        Earnings     Loss, Net of Taxes     Total
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                      $186         $83,304        $223,532          $(1,246)        $305,776
Comprehensive Income:
  Net Income                                       -               -           7,421                -            7,421
  Net Change in Unrealized Loss
    On Available-for-Sale Securities               -               -               -              (89)             (89)
Total Comprehensive Income                         -               -               -                -            7,332
Cash Dividends ($.1625 per share)                  -               -          (3,033)               -           (3,033)
Stock Performance Plan Compensation                -             442              -                -               442
Issuance of Common Stock                           1             545               -                -              546
                                                ----         -------        --------          -------         --------

Balance, March 31, 2006                         $187         $84,291        $227,920          $(1,335)        $311,063
                                                ====         =======        ========          =======         ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                CAPITAL CITY BANK GROUP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE PERIODS ENDED MARCH 31
                                        (Unaudited)

(Dollars in Thousands)                                        2006             2005
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $  7,421         $  6,377
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                    667              410
    Depreciation                                               1,657            1,360
    Net Securities Amortization                                  220              414
    Amortization of Intangible Assets                          1,530            1,196
    Origination of Loans Held-for-Sale                       (40,260)         (41,820)
    Proceeds From Sale of Loans Held-for Sale                 42,705           43,604
    Net Gain From Sales of Loans Held-for-Sale                  (721)            (763)
    Non-Cash Compensation                                        442              338
    Deferred Income Taxes                                      2,722             (497)
    Net (Increase) Decrease in Other Assets                   (2,019)             388
    Net Increase in Other Liabilities                          6,629            5,249
                                                            --------         --------
Net Cash Provided by Operating Activities                     20,993           16,256
                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
  Purchases                                                  (41,170)               -
  Sales                                                            -                -
  Payments, Maturities, and Calls                             31,024           17,632
Net Decrease (Increase) in Loans                               9,828          (16,464)
Purchase of Premises & Equipment                              (4,558)          (2,846)
Proceeds From Sales of Premises & Equipment                       26                5
                                                            --------         --------
Net Cash Used In Investing Activities                         (4,850)          (1,673)
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits                           29,810           (5,528)
Net Increase (Decrease) in Short-Term Borrowings               2,711          (17,465)
Increase in Other Long-Term Borrowings                         3,250                -
Repayment of Other Long-Term Borrowings                         (694)            (531)
Dividends Paid                                                (3,033)          (2,691)
Issuance of Common Stock                                         546               70
                                                            --------         --------
Net Cash Provided By (Used In) Financing Activities           32,588          (26,145)
                                                            --------         --------

Net Increase (Decrease) in Cash and Cash Equivalents          48,731          (11,562)
Cash and Cash Equivalents at Beginning of Period             166,359          161,545
                                                            --------         --------
Cash and Cash Equivalents at End of Period                  $215,090         $149,983
                                                            ========         ========

Supplemental Disclosure:
  Interest Paid on Deposits                                 $  7,612         $  4,372
                                                            ========         ========
  Interest Paid on Debt                                     $  2,558         $  1,606
                                                            ========         ========
  Taxes Paid                                                $     27         $     22
                                                            ========         ========
  Loans Transferred to Other Real Estate                    $    488         $     59
                                                            ========         ========
  Issuance of Common Stock as Non-Cash Compensation         $    644         $    338
                                                            ========         ========
  Transfer of Current Portion of Long-Term Borrowings
    to Short-Term Borrowings                                $  3,000         $     43
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005.

The Company and its subsidiary follow accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements which are included in the Company's 2005 Annual Report on Form 10-K.

Stock-Based Compensation

On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment (Revised 2004)" ("SFAS 123R"). See Note 7 - Stock-Based Compensation for additional information.


(2)  INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at March 31, 2006 and December 31, 2005 were as follows:


                                                           March 31, 2006
                                            ------------------------------------------
                                            Amortized  Unrealized  Unrealized  Market
(Dollars in Thousands)                        Cost       Gains       Losses     Value
------------------------------------------------------------------------
U.S. Treasury                               $ 11,496      $ -       $   59    $ 11,437
U.S. Government Agencies and Corporations     67,947        2          981      66,968
States and Political Subdivisions             69,017       24          620      68,421
Mortgage-Backed Securities                    19,751        8          512      19,247
Other Securities(1)                           14,687        -            -      14,687
                                            --------      ---       ------    --------
     Total Investment Securities            $182,898      $34       $2,172    $180,760
                                            ========      ===       ======    ========

                                                         December 31, 2005
                                            ------------------------------------------
                                            Amortized  Unrealized  Unrealized  Market
(Dollars in Thousands)                        Cost       Gains       Losses     Value
------------------------------------------------------------------------
U.S. Treasury                               $  9,065      $ -       $   50    $  9,015
U.S. Government Agencies and Corporations     75,233        -        1,017      74,216
States and Political Subdivisions             53,611       44          512      53,143
Mortgage-Backed Securities                    20,948       35          452      20,531
Other Securities(1)                           14,114        -            -      14,114
                                            --------      ---       ------    --------
     Total Investment Securities            $172,971      $79       $2,031    $171,019
                                            ========      ===       ======    ========

(1) FHLB and FRB stock recorded at cost.

(3) LOANS

The composition of the Company's loan portfolio at March 31, 2006 and December 31, 2005 was as follows:

(Dollars in Thousands)                    March 31, 2006    December 31, 2005
-----------------------------------------------------------------------------
Commercial, Financial and Agricultural     $  209,642          $  218,434
Real Estate - Construction                    172,317             160,914
Real Estate - Commercial                      693,617             718,741
Real Estate - Residential                     566,356             553,124
Real Estate - Home Equity                     163,189             165,337
Real Estate - Loans Held-for-Sale               3,967               4,875
Consumer                                      245,568             246,069
                                           ----------          ----------
   Loans, Net of Unearned Interest         $2,054,656          $2,067,494
                                           ==========          ==========


(4) ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three-month periods ended March 31, 2006 and 2005, was as follows:

                                                            March 31,
                                                   -------------------------
(Dollars in Thousands)                              2006               2005
----------------------------------------------------------------------------
Balance, Beginning of Period                       $17,410           $16,037
Provision for Loan Losses                              667               410
Recoveries on Loans Previously Charged-Off             428               428
Loans Charged-Off                                   (1,226)             (835)
                                                   -------           -------
Balance, End of Period                             $17,279           $16,040
                                                   =======           =======


                                         March 31, 2006            December 31, 2005
                                      --------------------       ---------------------
                                                 Valuation                   Valuation
(Dollars in Thousands)                Balance    Allowance       Balance     Allowance
--------------------------------------------------------------------------------------
Impaired Loans:
With Related Valuation Allowance      $4,129      $2,383         $5,612       $2,915
Without Related Valuation Allowance   $2,819           -         $1,658            -


                                                         Three Months Ended
                                                 ----------------------------------
(Dollars in Thousands)                           March 31, 2006   December 31, 2005
-----------------------------------------------------------------------------------
Average Recorded Investment in Impaired Loans        $8,718             $9,786



(5) INTANGIBLE ASSETS

The Company had intangible assets of $109.0 million and $110.5 million at March 31, 2006 and December 31, 2005, respectively. Intangible assets were as follows:

                                       March 31, 2006           December 31, 2005
                                  -----------------------    -----------------------
                                    Gross    Accumulated       Gross    Accumulated
(Dollars in Thousands)              Amount   Amortization      Amount   Amortization
------------------------------------------------------------------------------------
Core Deposit Intangibles           $ 47,176    $24,723        $ 47,176    $23,312
Goodwill                             88,596      3,786          88,615      3,786
Customer Relationship Intangible      1,867        353           1,867        305
Non-Compete Agreement                   539        358             483        287
                                   --------    -------        --------    -------
  Total Intangible Assets          $138,178    $29,220        $138,141    $27,690
                                   ========    =======        ========    =======

Net Core Deposit Intangibles: As of March 31, 2006 and December 31, 2005, the Company had net core deposit intangibles of $22.5 million and $23.9 million, respectively. Amortization expense for the first three months of 2006 and 2005 was $1.4 million and $1.1 million, respectively. Estimated annual amortization expense is $5.6 million.

Goodwill: As of March 31, 2006 and December 31, 2005, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other: As of March 31, 2006 and December 31, 2005, the Company had a customer relationship intangible, net of accumulated amortization, of $1.5 million and $1.6 million, respectively. This intangible was booked as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first three months of 2006 and 2005 was $48,000 and $47,000, respectively. Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.

As of March 31, 2006 and December 31, 2005, the Company also had a non-compete intangible, net of accumulated amortization, of $181,000 and $196,000, respectively. This intangible was recorded as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin, Georgia. Amortization expense for the first three months of 2006 and 2005 was $71,000 and $59,000, respectively. Estimated annual amortization expense for the remainder of 2006 is $181,000.


(6) DEPOSITS

The composition of the Company's interest-bearing deposits at March 31, 2006 and December 31, 2005 was as follows:


(Dollars in Thousands)              March 31, 2006     December 31, 2005
------------------------------------------------------------------------
NOW Accounts                          $  518,024          $  520,878
Money Market Accounts                    369,416             331,094
Savings Deposits                         137,780             144,296
Time Deposits                            521,796             523,586
                                      ----------          ----------
  Total Interest Bearing Deposits     $1,547,016          $1,519,854
                                      ==========          ==========


(7) STOCK-BASED COMPENSATION

In accordance with the Company's adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in the first quarter of 2003, the cost related to stock-based associate compensation included in net income has been accounted for under the fair value method in all reported periods.

On January 1, 2006, the Company adopted SFAS 123R. The Company continues to include the cost of its share-based compensation plans in net income under the fair value method.

As of March 31, 2006, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan, and the 2005 Director Stock Purchase Plan. For 2006, the Company also has a stock option arrangement with a key executive officer. Total compensation expense associated with these plans for the three months ended March 31, 2006 and 2005, was approximately $461,000 and $258,000, respectively.

2005 AIP. The Company's 2005 AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation. Under the 2005 AIP, the Company has adopted the Stock-Based Incentive Plan (the "Incentive Plan"), effective January 1, 2006, which is a performance-based equity bonus plan for selected members of management, including all executive officers. Under the Incentive Plan, all participants are eligible to earn an equity award, consisting of performance shares, in each year of the five-year period ending December 31, 2010. Annual awards are tied to the annual earnings progression necessary to achieve the Project 2010 goal. The grant-date fair value of an annual compensation award is $1.5 million.
A total of 43,437 shares are eligible for issuance annually.

At the end of each calendar year, the Compensation Committee will confirm whether the performance goals have been met prior to the payout of any awards. Any performance shares earned under the Incentive Plan will be issued in the calendar quarter following the calendar year in which the shares were earned.

In accordance with the provisions of SFAS 123R, the Company recognized expense of approximately $367,000 for the first quarter of 2006 related to the Incentive Plan. Under a substantially similar predecessor plan, the Company recognized expense of $166,000 for the first quarter of 2005. A total of 875,000 shares of common stock have been reserved for issuance under the 2005 AIP. To date, the Company has issued 28,093 shares of common stock.

2005 Director Stock Purchase Plan ("DSPP"). The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees. The DSPP has 93,750 shares reserved for issuance. A total of 11,623 shares have been issued since the inception of the DSPP. For the first quarter of 2006, the Company issued 5,034 shares under the DSPP and recognized $18,000 in expense related to this plan. For the first quarter of 2005, the Company issued 4,816 shares and recognized $14,000 in expense related to the DSPP.

2005 Associate Stock Purchase Plan ("ASPP"). Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. A total of 26,938 shares have been issued since inception of the ASPP. For the first quarter of 2006, the Company recognized $23,000 in expense related to this plan. For the first quarter of 2005, the Company recognized $22,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP Plan was $6.22 for the first quarter of 2006. For the first quarter of 2005, the weighted average fair value of the purchase rights granted was $5.64. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

                               First Quarter
                             -----------------
                              2006       2005
----------------------------------------------
Dividend yield                 1.8%       1.9%
Expected volatility           25.0%      26.0%
Risk-free interest rate        4.0%       2.2%
Expected life (in years)       0.5        0.5


Executive Stock Option Agreement. In 2006, the Company's Board of Directors approved a stock option agreement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). Similar stock option agreements were approved in 2003-2005. These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which has been exercised. The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64. The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively. Under the 2005 agreement, the earnings per share conditions were not met; therefore, no economic value was earned by the executive. In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expense of approximately $53,000 and $56,000 for the first quarter of 2006 and first quarter of 2005, respectively, related to the aforementioned agreements.

A summary of the status of the Company's nonvested option shares as of March 31, 2006 is presented below:

                                                           Weighted-
                                              Weighted-     Average
                                               Average     Remaining     Aggregate
                                              Exercise    Contractual    Intrinsic
Options                             Shares      Price         Term         Value
----------------------------------------------------------------------------------
Outstanding at January 1, 2006      60,384     $32.83          8.6       $ 88,161
Granted                                  -          -            -              -
Exercised                                -          -            -              -
Forfeited or expired                     -          -            -              -
                                    ------
Outstanding at March 31, 2006       60,384     $32.83          8.4       $164,244
                                    ======     ======          ===       ========
Exercisable at March 31, 2006       27,841     $32.83          8.4       $ 75,728
                                    ======     ======          ===       ========

As of March 31, 2006, there was $268,000 of total unrecognized compensation cost related to the nonvested option shares granted under the agreements. That cost is expected to be recognized over a remaining weighted-average period of 16 months.


(8) EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan and Supplemental Executive Retirement Plan ("SERP") were as follows:

                                                  Three months ended March 31,
                                           ------------------------------------------
                                             Qualified Plan                SERP
                                           ------------------      ------------------
(Dollars in Thousands)                      2006        2005        2006        2005
-------------------------------------------------------------------------------------
Discount Rate                               5.75%       6.00%       5.75%       6.00%
Long-Term Rate of Return on Assets          8.00%       8.00%         N/A         N/A

Service Cost                               $1,250      $1,040        $ 30        $ 35
Interest Cost                                 875         800          56          54
Expected Return on Plan Assets               (975)       (798)        N/A         N/A
Prior Service Cost Amortization                50          55          15          15
Net Loss Amortization                         375         295          19          21
Net Periodic Benefit Cost                  $1,575      $1,392        $120        $125


(9) COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of March 31, 2006, the amounts associated with the Company's off-balance sheet obligations were as follows:


(Dollars in Thousands)                  Amount
-----------------------------------------------
Commitments to Extend Credit(1)        $440,312
Standby Letters of Credit              $ 18,901

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


(10) COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities totaled $(89,000) and $(797,000) for the three months ended March 31, 2006 and 2005, respectively.


QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)(1)

                          2006                          2005                                      2004
                       ----------  ----------------------------------------------  ----------------------------------
                         First       Fourth      Third       Second      First       Fourth      Third       Second
---------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income      $   39,412  $   38,780  $   36,889  $   33,910  $   30,474  $   29,930  $   24,660  $   24,265
  Interest Expense         10,282       9,470       7,885       6,788       5,920       5,634       3,408       3,221
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      29,130      29,310      29,004      27,122      24,554      24,296      21,252      21,044
  Provision for
    Loan Losses               667       1,333         376         388         410         300         300         580
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        28,463      27,977      28,628      26,734      24,144      23,996      20,952      20,464
  Gain on Sale of Credit
    Card Portfolios             -           -           -           -           -         324       6,857           -
  Noninterest Income       13,045      12,974      13,123      12,041      11,060      11,596      10,864      11,031
  Conversion/
    Merger Expense              -          24         180         234           -         436          68           4
  Noninterest Expense      30,092      29,318      28,429      26,362      25,267      24,481      21,565      21,597
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes           11,416      11,609      13,142      12,179       9,937      10,999      17,040       9,894
  Provision for
    Income Taxes            3,995       4,150       4,565       4,311       3,560       3,737       6,221       3,451
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    7,421  $    7,459  $    8,577  $    7,868  $    6,377  $    7,262  $   10,819  $    6,443
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   29,461  $   29,652  $   29,329  $   27,396  $   24,835  $   24,619  $   21,528  $   21,333

Per Common Share:
  Net Income Basic     $      .40  $      .40  $      .46  $      .44  $      .36  $      .40  $      .66  $      .38
  Net Income Diluted          .40         .40         .46         .44         .36         .40         .66         .38
  Dividends Declared         .163        .163        .152        .152        .152        .152        .144        .144
  Diluted Book Value        16.65       16.39       16.17       15.87       14.69       14.51       13.19       12.64
  Market Price:
    High                    37.97       39.33       38.72       33.46       33.60       36.78       32.96       34.52
    Low                     33.79       33.21       31.78       28.02       29.30       30.17       26.66       28.40
    Close                   35.55       34.29       37.71       32.32       32.41       33.44       30.97       31.67

Selected Average
Balances:
  Loans                $2,048,642  $2,062,775  $2,046,968  $1,932,637  $1,827,327  $1,779,736  $1,524,401  $1,491,142
  Earning Assets        2,275,667   2,279,010   2,250,902   2,170,483   2,047,049   2,066,111   1,734,708   1,721,655
  Assets                2,604,458   2,607,597   2,569,524   2,458,788   2,306,807   2,322,870   1,941,372   1,929,485
  Deposits              2,040,248   2,027,017   2,013,427   1,932,144   1,847,378   1,853,588   1,545,224   1,538,630
  Shareowners' Equity     311,461     306,208     300,931     278,107     260,946     248,773     217,273     210,211
  Common Equivalent
    Average Shares:
      Basic                18,652      18,624      18,623      18,094      17,700      17,444      16,604      16,593
    Diluted                18,665      18,654      18,649      18,102      17,708      17,451      16,609      16,596

Ratios:
  ROA                       1.16%       1.14%       1.32%       1.28%       1.12%       1.24%       2.22%(2)    1.34%
  ROE                       9.66%       9.67%      11.31%      11.35%       9.91%      11.61%      19.81%(2)   12.33%
  Net Interest
    Margin (FTE)            5.25%       5.16%       5.17%       5.07%       4.92%       4.75%       4.94%       4.99%
  Efficiency Ratio         67.20%      65.22%      63.60%      63.56%      67.06%      63.85%      52.60%(2)   63.87%

(1) All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

(2) Includes $6.9 million ($4.2 million after-tax) one-time gain on sale of credit card portfolio.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.
The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2006 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG," "Company," "we," "us," or "our." Capital City Bank is referred to as "CCB" or the "Bank."

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this MD&A section, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report on Form 10-K, which should be read in conjunction with this Quarterly Report (as updated by Item 1A, "Risk Factors," in Part II of this Quarterly Report), and in our other filings made from time to time with the SEC after the date of this report. Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Item 1A, "Risk Factors," in our Annual Report on Form 10-K, as well as:

   * our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

   * strength of the United States economy in general and the strength of the local economies in which we conduct operations;

   *  effects of harsh weather conditions, including hurricanes;

   *  inflation, interest rate, market and monetary fluctuations;

   *  effect of changes in the stock market and other capital markets;

   *  legislative or regulatory changes;

   * willingness of customers to accept third-party products and services for our products and services and vice versa;

   *  changes in the securities and real estate markets;

   *  increased competition and its effect on pricing;

   *  technological changes;

   *  changes in monetary and fiscal policies of the U.S. government;

   *  changes in consumer spending and savings habits;

   *  growth and profitability of our noninterest income;

   *  changes in accounting principles, policies, practices or guidelines;

   * other risks described from time to time in filings with the Securities and Exchange Commission; and

   *  our ability to manage the risks involved in the foregoing.

However, other factors besides those listed above, in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank"). The Bank offers a broad array of products and services through a total of 69 full-service offices located in Florida, Georgia, and Alabama. The Bank also has mortgage lending offices in three additional Florida communities, and one Georgia community. The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, brokerage and data processing services.

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

Pursuant to our long-term strategic initiative, "Project 2010", we have continued our expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas. We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking.

Recent Acquisitions. On May 20, 2005, we completed our merger with First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. We issued approximately 906,000 shares of common stock and paid approximately $29.0 million in cash for a total purchase price of $58.0 million. FABC's wholly-owned subsidiary, First National Bank of Alachua, had $228.3 million in assets at closing with seven offices in Alachua County and an eighth office in Hastings, Florida, which is in St. Johns County.

FINANCIAL OVERVIEW

A summary overview of our financial performance for the first quarter of 2006 versus the first quarter of 2005 is provided below. Results for the first quarter of 2006 include the impact of the acquisition of FABC in May 2005.

Highlights -

   * Quarterly earnings totaled $7.4 million, or $0.40 per diluted share, increases of 16.4% and 11.1%, respectively.

   * Earnings improvement driven by growth in operating revenue reflective of an 18.6% increase in net interest income and 17.9% increase in noninterest income.

   * Growth in net interest income is reflective of loan growth from the May 2005 acquisition and strong organic loan growth throughout 2005, and improvement in the net interest margin.

   * Net interest margin improved 33 basis points primarily due to a favorable re-pricing on existing assets and higher yields on new loan production.

   * Growth in noninterest income is primarily due to a 30.6% increase in deposit service charge fees primarily reflective of growth in free checking accounts.

   * Continued strong credit quality as reflected by a nonperforming asset ratio of .28% and an annualized net charge-off ratio of .16%.

   *  We remain well capitalized with a risk based capital ratio of 13.94%.


RESULTS OF OPERATIONS

Net Income

Earnings were $7.4 million, or $.40 per diluted share, for the first quarter of 2006. This compares to $6.4 million, or $.36 per diluted share for the first quarter of 2005, increases of 16.4% and 11.1%, respectively. Results include the impact of the acquisition of FABC in May 2005.

The increase in our earnings was primarily attributable to an increase in operating revenue (defined as net interest income plus noninterest income) of $6.6 million, or 18.4%, partially offset by an increase in our loan loss provision of $257,000, or 62.7%, noninterest expense of $4.8 million, or 19.1%, and income taxes of $435,000, or 12.2%. The increase in operating revenue reflects an 18.6% increase in net interest income and a 17.9% increase in noninterest income. The increase in net interest income is attributable to loan growth and an improving net interest margin. Our noninterest income increased because of higher deposit service charge fees, retail brokerage fees, and card processing fees. The higher loan loss provision reflects a higher level of required reserves. Higher expense for compensation and occupancy drove the increase in noninterest expense.

A condensed earnings summary is presented below:

                                         For the Three Months
                                            Ended March 31,
                                     ----------------------------
(Dollars in Thousands)                 2006                 2005
-----------------------------------------------------------------
Interest Income                      $39,412              $30,474
Taxable Equivalent Adjustment(1)         331                  281
                                     -------              -------
Interest Income (FTE)                 39,743               30,755
Interest Expense                      10,282                5,920
                                     -------              -------
Net Interest Income (FTE)             29,461               24,835
Provision for Loan Losses                667                  410
Taxable Equivalent Adjustment            331                  281
                                     -------              -------
Net Int. Inc. After Provision         28,463               24,144
Noninterest Income                    13,045               11,060
Noninterest Expense                   30,092               25,267
                                     -------              -------
Income Before Income Taxes            11,416                9,937
Income Taxes                           3,995                3,560
                                     -------              -------
Net Income                           $ 7,421              $ 6,377
                                     =======              =======

Percent Change                        16.37%               30.84%

Return on Average Assets(2)            1.16%                1.12%

Return on Average Equity(2)            9.66%                9.91%

(1) Computed using a statutory tax rate of 35%
(2) Annualized



Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. First quarter taxable-equivalent net interest income increased $4.6 million, or 18.6%, over the comparable quarter in 2005. This increase was caused by the effect of our acquisition of FABC, higher earning asset yields and a slight improvement in earning asset mix, partially offset by higher funding costs and change in deposit mix. The increase in yields and funding costs are a result of the higher interest rate environment. The combination of these factors resulted in a 33 basis point improvement in the net interest margin as compared to the first quarter of 2005. Table I provides a comparative analysis of our average balances and interest rates.

For the first quarter of 2006, taxable-equivalent interest income increased $9.0 million, or 29.2% over the comparable quarter in 2005. The increase was attributable to a change in earning asset mix, higher yields on earning assets, and the acquisition of FABC. Earning asset yields improved 100 basis points to 7.08% in the first quarter of 2006 from 6.09% in the first quarter of 2005 and 6.81% from the prior quarter, primarily attributable to the higher interest rate environment. We anticipate that our income on earning assets will expand during the second quarter due to the higher rate environment.

Interest expense for the first quarter increased $4.4 million, or 73.7%, from the comparable prior-year period. The unfavorable variance is attributable to higher rates paid on all interest bearing liabilities and an increase in long-term debt costs resulting from debt secured to fund the FABC acquisition. The average rate paid on interest bearing liabilities of 2.39% in the first quarter of 2006 represents an increase of 22 and 78 basis points, respectively, over the fourth and first quarters of 2005. We anticipate that our interest expense will continue to increase in the second quarter as a result of the higher rate environment and increased competition.

Our interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.48% in the first quarter of 2005 to 4.69% in the comparable period of 2006, reflecting the higher yield on earning assets.

Our net yield on earning assets (defined as federal taxable-equivalent net interest income divided by average earning assets) was 5.25% in the first three months of 2006, versus 4.92% in the first three months of 2005. The increase in margin reflects higher asset yields driven by rising interest rates. If interest rates continue to rise at a measured pace, we anticipate that the net yield on earning assets will remain constant or may slightly improve during the second quarter of 2006 as higher yields will only be partially offset by the rising costs of funds. Net interest income is expected to expand slightly during the second quarter, which is attributable to anticipated higher net yield on earning assets, favorable shift in mix of earning assets and other factors noted above.

Provisions for Loan Losses

The provision for loan losses of $667,000 for the quarter was higher than the first quarter of 2005 due to a higher level of required reserves based on our analysis of the allowance for loan losses at quarter-end. Net charge-offs totaled $798,000, or .16% of average loans for the quarter compared to $407,000, or .09% for the first quarter of 2005. At quarter-end the allowance for loan losses was .84% of outstanding loans and provided coverage of 331% of nonperforming loans.

Detail of charge-off activity for the respective periods is set forth below:

                                               Three Months Ended
                                                    March 31,
                                              --------------------
(Dollars in Thousands)                         2006          2005
------------------------------------------------------------------
CHARGE-OFFS
Commercial, Financial and Agricultural        $  322        $   88
Real Estate - Construction                         -             -
Real Estate - Commercial                         291             4
Real Estate - Residential                         22            25
Consumer                                         591           718
                                              ------        ------
  Total Charge-offs                            1,226           835
                                              ------        ------

RECOVERIES
Commercial, Financial and Agricultural            62             9
Real Estate - Construction                         -             -
Real Estate - Commercial                           3             -
Real Estate - Residential                          7             2
Consumer                                         356           417
                                              ------        ------
  Total Recoveries                               428           428
                                              ------        ------

Net Charge-offs                               $  798        $  407
                                              ======        ======

Net Charge-Offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                      .16%          .09%
                                              ======        ======


Noninterest Income

Noninterest income increased $2.0 million, or 17.9%, from the first quarter of 2005 primarily due to higher deposit service charge fees, retail brokerage fees, card processing fees, and other income. Noninterest income represented 30.9% of operating revenues in the first quarter of 2006 compared to 31.1% for the same period in 2005.

The table below reflects the major components of noninterest income.

                                               Three Months Ended
                                                    March 31,
                                              ---------------------
(Dollars in Thousands)                         2006           2005
-------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposit Accounts         $ 5,680       $ 4,348
  Data Processing                                 637           607
  Asset Management Fees                         1,050         1,112
  Retail Brokerage Fees                           483           299
  Mortgage Banking Revenues                       721           763
  Merchant Services Fees                        1,725         1,564
  Interchange Fees                                675           491
  ATM/Debit Card Fees                             599           538
  Other                                         1,475         1,338
                                              -------       -------
Total Noninterest Income                      $13,045       $11,060
                                              =======       =======

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees increased $1.3 million, or 30.6%, from the comparable period in 2005. The increase reflects higher overdraft and nonsufficient funds fees due primarily to growth in deposit accounts attributable to an increase in free checking accounts.

Asset Management Fees. Income from asset management activities decreased $62,000, or 5.6%, from the comparable period in 2005.

Mortgage Banking Revenues. Mortgage banking revenues decreased $42,000, or 5.5%, from the comparable period in 2005. The decrease reflects the local and national trend of a slower housing market and a decreased level of refinance activity. The residential pipeline picked up momentum toward the end of the first quarter and is now at a level slightly lower than the first quarter of 2005.

Card Fees. Card processing fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $406,000, or 15.7%, over the comparable period in 2005 due to growth in transaction volume.

Other. Other income increased $137,000, or 10.2%, over the comparable period in 2005 due primarily to increases in credit life/vendor single interest commission fees and check printing fees.

Noninterest Expense

Noninterest expense in the first quarter of 2006 increased $4.8 million, or 19.1%, over the first quarter of 2005.

The table below reflects the major components of noninterest expense.

                                           Three Months Ended
                                                March 31,
                                          ---------------------
(Dollars in Thousands)                     2006           2005
---------------------------------------------------------------
Noninterest Expense:
  Salaries                                $11,715       $ 9,658
  Associate Benefits                        3,715         2,902
                                          -------       -------
    Total Compensation                     15,430        12,560

  Premises                                  2,223         1,937
  Equipment                                 2,500         2,112
                                          -------       -------
    Total Occupancy                         4,723         4,049

  Legal Fees                                  517           368
  Professional Fees                           754           696
  Processing Services                         434           399
  Advertising                                 999         1,200
  Travel and Entertainment                    386           265
  Printing and Supplies                       607           451
  Telephone                                   622           519
  Postage                                     281           325
  Intangible Amortization                   1,530         1,196
  Interchange Fees                          1,494         1,341
  Courier Service                             330           308
  Miscellaneous                             1,985         1,590
                                          -------       -------
    Total Other                             9,939         8,658
                                          -------       -------

Total Noninterest Expense                 $30,092       $25,267
                                          =======       =======

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Salaries and associate benefit expense increased $2.9 million, or 22.9%, over the first quarter of 2005. This increase is due primarily to higher associate salaries and payroll taxes of $1.4 million, higher cash performance based compensation of $387,000 (cash incentive and profit participation), higher stock based compensation of $223,000, higher benefit expense (insurance and pension) of $483,000, and lower realized loan cost of $235,000. The increase in associate salaries and payroll tax expenses primarily reflects the addition of associates from the FABC acquisition in May 2005 and annual merit/market based raises for associates. The increase in cash performance based compensation reflects a higher achievement rate of performance goals. Higher stock based compensation reflects an increase in plan participants and higher target awards due to the adoption of our new Stock-Based Incentive Plan. The increase in expense for insurance and pension benefits is also reflective of an increase in eligible participants. Realized loan cost reflects the impact of SFAS No. 91, which requires deferral and amortization of loan costs that are accounted for as a credit offset to salary expense. The decrease in loan production for the quarter reduced the amount of this offset as compared to the first quarter of 2005.

Occupancy. Occupancy expense (including premises and equipment) increased $674,000, or 16.7%, over the first quarter of 2005. We experienced increases in depreciation of $297,000, maintenance and repairs (building and FF&E) of $135,000, utilities of $72,000, and maintenance agreements (FF&E) of $173,000 from the comparable period in 2005, all of which reflect the increase in the number of banking offices from recent acquisitions and new banking office openings during the later part of 2005.

Other. Other noninterest expense increased $1.3 million, or 14.8%, over the first quarter of 2005. Legal fees have increased due to a general increase in legal services tied to corporate activities. The higher expense for travel and entertainment is linked primarily to associate related events that took place during the quarter. The increase in printing and supplies expense was driven by an increase in the number of banking offices requiring printed brochures for bank products and services, and supplies. Telephone expense increased also due to an increase in banking offices. The increase in intangible amortization reflects new core deposit amortization from the FABC acquisition. The increase in interchange fees is due to increased merchant card transaction volume. Miscellaneous expense grew due to increases in other losses, ATM/debit card production, associate hiring expense, and seminars/education expense.

Net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization) as a percent of average assets was 2.38% in the first quarter of 2006 compared to 2.29% in 2005. Our efficiency ratio (noninterest expense, excluding intangible amortization, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 67.20% in the first quarter 2006 compared to 67.06% for the comparable quarter in 2005.

Income Taxes

The provision for income taxes increased $435,000, or 12.2%, over the first quarter of 2005, reflecting higher taxable income. Our effective tax rate for the first quarter of 2006 was 35.1% compared to 35.8% for the same quarter in 2005. The decrease in the effective tax rate is primarily attributable to a higher level of tax-free securities income.

FINANCIAL CONDITION

Asset and liability balances include the integration of FABC in May 2005.

Average assets decreased $3.1 million, or .12%, to $2.604 billion for the quarter-ended March 31, 2006 from $2.607 billion in the fourth quarter of 2005. Average earning assets of $2.276 billion decreased $3.3 million, or ..15%, from the fourth quarter of 2005, attributable to a $14.1 million decline in average loans and a $6.5 million decline in average investment securities, partially offset by a $17.3 million increase in average short term investments. These variances are discussed in more detail below.

Funds Sold

We ended the first quarter with approximately $29.5 million in average net overnight funds sold, compared to $5.7 million net overnight funds purchased in the fourth quarter of 2005. The improvement reflects the increase in deposits that is discussed in further detail below (Deposits). Growth in deposits during the quarter helped to reduce the reliance on purchasing overnight funds.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2006, the average investment portfolio decreased $6.5 million, or 3.6%, from the fourth quarter of 2005. We will continue to evaluate the need to purchase securities for the investment portfolio throughout 2006, taking into consideration liquidity needed to fund loan growth and to meet pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At March 31, 2006 and December 31, 2005, shareowners' equity included a net unrealized loss of $1.3 million and $1.2 million, respectively.

Loans

Average loans for the first quarter decreased $14.1 million, or .69%, from the fourth quarter, due to higher than expected loan activity (principal pay-downs and pay-offs). Lower than expected loan production was realized during the first quarter, however, the pipeline of new loan requests has accelerated and net loan growth is expected in the second quarter.

Our nonperforming loans were $5.2 million at March 31, 2006 versus $5.3 million at December 31, 2005. As a percent of nonperforming loans, the allowance for loan losses represented 331% at March 31, 2006 and December 31, 2005. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $0.6 million at March 31, 2006 versus $0.3 million at December 31, 2005. The ratio of nonperforming assets as a percent of loans plus other real estate was .28% at March 31, 2006, compared to .27% at December 31, 2005.

We maintain an allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers' inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses at March 31, 2006 was $17.3 million, compared to $17.4 million at December 31, 2005. At March 31, 2006 and December 31, 2005, the allowance represented 0.84% of total loans. While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at March 31, 2006 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average deposits for the first quarter of 2006 increased $16.2 million, or ..80% from the fourth quarter of 2005 due to continued strong increases in NOW ($26.5 million) and money market ($35.7 million) account balances. The increases reflect new free checking deposits and an increase in Cash Power money market balances.

The ratio of average noninterest bearing deposits to total deposits was 25.7% for the first quarter of 2006, compared to 26.8% for the fourth quarter of 2005. The decline in the percentage is attributable to the strong growth in interest bearing nonmaturity deposits, primarily interest bearing free checking accounts and Cash Power money market accounts. For the same period, the ratio of average interest bearing liabilities to average earning assets was 76.6% and 75.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

General. Liquidity for a banking institution is the availability of funds to meet increased loan demand, excessive deposit withdrawals, and the payment of other contractual cash obligations. Management monitors our financial position in an effort to ensure we have ready access to sufficient liquid funds to meet normal transaction requirements and take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, our bank lines of credit, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank ("FHLB") advances.

Average liquidity (defined as funds sold and interest bearing deposits with other banks) for the first quarter of 2006 was approximately $49.6 million, an increase of $17.3 million from the fourth quarter of 2005. The increase is primarily reflective of deposit growth. Management expects liquidity levels to decline in the second quarter due to funding of planned loan growth.

Borrowings. We have the ability to draw on a $25.0 million Revolving Credit Note, due on October 15, 2007. Interest is payable quarterly at LIBOR plus an applicable margin on advances. The revolving credit is unsecured. The existing loan agreement contains certain financial covenants that we must maintain. At March 31, 2006, we were in compliance with all of the terms of the agreement and had $25.0 million available under the credit facility.

For the first three months of the year, the Bank made scheduled FHLB advance payments totaling approximately $0.7 million and obtained one new FHLB advance for $3.2 million.

We issued a $32.0 million junior subordinated deferrable interest note in May 2005 to a wholly owned Delaware statutory trust, Capital City Bank Group Capital Trust II ("CCBG Capital Trust II"). Interest payments are due quarterly at a fixed rate of 6.07% for the first five years, then adjusts annually thereafter based on the three month LIBOR plus a margin of 1.80%. The note matures on June 15, 2035. The proceeds of the borrowing were used to fund the cash portion of the acquisition price for the purchase of FABC.

Contractual Cash Obligations. We maintain certain contractual arrangements to make future cash payments. The table below details those future cash payment obligations as of March 31, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

                                            Payments Due By Period
                                     -----------------------------------------------
                                      1 Year    1 - 3    4 - 5    After
(Dollars in Thousands)               or Less    Years    Years   5 Years     Total
------------------------------------------------------------------------------------
Federal Home Loan Bank Advances      $32,112   $3,028   $6,349   $ 31,673   $ 73,162
Subordinated Notes Payable                 -        -        -     62,887     62,887
Operating Lease Obligations            1,059    2,512    2,180      7,088     12,839
                                     -------   ------   ------   --------   --------
Total Contractual Cash Obligations   $33,171   $5,540   $8,529   $101,647   $148,888
                                     =======   ======   ======   ========   ========

Capital

Equity capital was $311.1 million as of March 31, 2006 compared to $305.8 million as of December 31, 2005. Management continues to monitor its capital position in relation to its level of assets with the objective of maintaining a strong capital position. The leverage ratio was 10.34% at March 31, 2006 compared to 10.27% at December 31, 2005. Further, the risk-adjusted capital ratio of 13.56% at March 31, 2006 exceeds the 8.0% minimum requirement under risk-based regulatory guidelines. As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank. Cash dividends declared and paid should not place unnecessary strain on our capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first quarter of 2006 totaled $.1625 per share compared to $.1520 per share for the first quarter of 2005, an increase of 6.9%. The dividend payout ratios for the first quarter ended 2006 and 2005 were 40.1% and 41.6%, respectively.

State and federal regulations as well as our long-term debt agreements place certain restrictions on the payment of dividends by both CCBG and the Bank. At March 31, 2006, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2006, shareowners' equity increased $5.3 million, or 6.9%, on an annualized basis. Growth in equity during the first three months of the year was positively impacted by net income of $7.4 million, the issuance of common stock of $0.5 million, and stock-based compensation accretion of $0.4 million. Equity was reduced by dividends paid during the first three months of the year by $3.0 million, or $.1625 per share and an increase in the net unrealized loss on available-for-sale securities of $0.1 million. At March 31, 2006, our common stock had a book value of $16.65 per diluted share compared to $16.39 at December 31, 2005.

Our Board of Directors has authorized the repurchase of up to 1,171,875 shares of our outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. To date, we have repurchased a total of 715,884 shares at an average purchase price of $15.34 per share. We did not repurchase any shares of our common stock in the first three months of 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2006, we had $440.3 million in commitments to extend credit and $18.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

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

The weighted-average discount rate is determined by matching anticipated Retirement Plan cash flows for a 30-year period to long-term corporate Aa-rated bonds and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. We anticipate using a 5.75% discount rate for 2006.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). We anticipate using a rate of return on plan assets of 8.0% for 2006.

The assumed rate of annual compensation increases of 5.50% for 2006 is based on expected trends in salaries and the employee base. This assumption is not expected to change materially in 2006.

Information on components of our net periodic benefit cost is provided in
Note 8 of the Notes to Consolidated Financial Statements included herein and
Note 12 of the Notes to Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.

Recent Accounting Pronouncements

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."
SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for us on January 1, 2007 and is not expected to have a significant impact on our financial statements.

On January 31, 2006, we adopted SFAS 123R which requires the cost related to stock-based associate compensation included in net income to be accounted for under the fair value method. SFAS 123R will not have a significant impact on our financial statements as stock-based associate compensation has been accounted for under the provisions of SFAS 123 since the first quarter of 2003.



TABLE I
AVERAGE BALANCES & INTEREST RATES
                                                                     For Three Months Ended March 31,
                                                  --------------------------------------------------------------------
                                                               2006                                    2005
                                                  -----------------------------          -----------------------------
                                                    Average             Average            Average             Average
(Taxable Equivalent Basis - Dollars in Thousands)   Balance   Interest    Rate             Balance   Interest    Rate
----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans, Net of Unearned Interest(1)(2)             $2,048,642   $37,439    7.41%          $1,827,327   $28,920    6.42%
Taxable Investment Securities                        118,055     1,091    3.70%             153,543     1,090    2.85%
Tax-Exempt Investment Securities(2)                   59,368       674    4.54%              43,928       586    5.33%
Funds Sold                                            49,602       539    4.36%              22,251       159    2.85%
                                                  ----------   -------    ----           ----------   -------    ----
   Total Earning Assets                            2,275,667    39,743    7.08%           2,047,049    30,755    6.09%
Cash & Due From Banks                                109,907                                 97,322
Allowance for Loan Losses                            (17,582)                               (16,167)
Other Assets                                         236,466                                178,603
                                                  ----------                             ----------
      TOTAL ASSETS                                $2,604,458                             $2,306,807
                                                  ==========                             ==========

LIABILITIES
NOW Accounts                                      $  510,270   $ 1,446    1.15%          $  359,151   $   447    0.50%
Money Market Accounts                                343,652     2,298    2.71%             251,849       625    1.01%
Savings Accounts                                     139,664        62    0.18%             147,676        75    0.21%
Other Time Deposits                                  521,966     3,916    3.04%             552,069     3,162    2.32%
                                                  ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Deposits                 1,515,552     7,722    2.07%           1,310,745     4,309    1.33%
Short-Term Borrowings                                 93,867       824    3.55%              79,582       450    2.29%
Subordinated Notes Payable                            62,887       926    5.97%              30,928       441    5.79%
Other Long-Term Borrowings                            69,966       810    4.70%              68,200       720    4.28%
                                                  ----------   -------    ----           ----------   -------    ----
   Total Interest Bearing Liabilities              1,742,272    10,282    2.39%           1,489,455     5,920    1.61%
Noninterest Bearing Deposits                         524,696                                536,633
Other Liabilities                                     26,029                                 19,773
                                                  ----------                             ----------
     TOTAL LIABILITIES                             2,292,997                              2,045,861

SHAREOWNERS' EQUITY
Common Stock                                             186                                    176
Surplus                                               83,527                                 52,606
Other Comprehensive Loss                              (1,194)                                  (489)
Retained Earnings                                    228,942                                208,653
                                                  ----------                             ----------
     TOTAL SHAREOWNERS' EQUITY                       311,461                                260,946
                                                  ----------                             ----------
     TOTAL LIABILITIES & EQUITY                   $2,604,458                             $2,306,807
                                                  ==========                             ==========

Net Interest Rate Spread                                                  4.69%                                  4.48%
                                                                          ====                                   ====
Net Interest Income                                            $29,461                                $24,835
                                                               =======                                =======
Net Interest Margin(3)                                                    5.25%                                  4.92%
                                                                          ====                                   ====


(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of approximately $964,000 and $479,000, for the three months ended March 31, 2006 and 2005, respectively.

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

Our financial assets and liabilities are classified as other-than-trading.
An analysis of the other-than-trading financial components, including the fair values, are presented in Table II. This table presents our consolidated interest rate sensitivity position as of March 31, 2006 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

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

TABLE II - FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1) Other Than Trading Portfolio

                                                         As of March 31, 2006
                              ------------------------------------------------------------------------------      Fair
(Dollars in Thousands)           Year 1     Year 2     Year 3     Year 4     Year 5     Beyond       Total        Value
-------------------------------------------------------------------------------------------------------------------------
Loans:
  Fixed Rate                  $  315,294   $157,171   $116,714    $53,606    $27,306    $23,075   $  693,166   $  694,113
    Average Interest Rate          6.22%      7.37%      7.42%      7.26%      7.53%      6.42%        6.82%
  Floating Rate(2)             1,101,611    137,255    105,029      6,549      5,196      5,850    1,361,490    1,361,490
    Average Interest Rate          6.54%      6.43%      6.97%      7.25%      7.34%      7.75%        6.57%
Investment Securities:(3)
  Fixed Rate                      62,354     53,474     31,814      2,898      9,712     18,589      178,841      178,841
    Average Interest Rate          3.06%      3.31%      3.83%      3.91%      3.93%      4.49%        3.48%
  Floating Rate                    1,919          -          -          -          -          -        1,919        1,919
    Average Interest Rate          4.75%          -          -          -          -          -        4.75%
Other Earning Assets:
  Floating Rates                 110,604          -          -          -          -          -      110,604      110,604
    Average Interest Rate          4.55%          -          -          -          -          -        4.55%
Total Financial Assets        $1,591,782   $347,900   $253,557    $63,053    $42,214    $47,514   $2,346,020   $2,346,967
    Average Interest Rate          6.20%      6.37%      6.78%      7.10%      6.68%      5.83%        6.31%

Deposits:(4)
  Fixed Rate Deposits         $  410,385   $ 75,086   $ 25,456    $ 7,615    $ 4,320        253   $  523,115   $  442,687
    Average Interest Rate          3.23%      3.62%      3.61%      3.54%      4.09%      4.93%        3.32%
  Floating Rate Deposits       1,023,901          -          -          -          -          -    1,023,901    1,023,901
    Average Interest Rate          1.68%          -          -          -          -          -        1.68%
Other Interest Bearing Liabilities
  Fixed Rate Debt                  3,920     14,421     13,796      3,505      3,263     29,859       68,764       67,130
    Average Interest Rate          4.79%      4.43%      4.46%      4.62%      5.05%      5.04%        4.76%
  Floating Rate Debt              89,105          -          -     30,928     31,959          -      151,992      151,922
    Average Interest Rate          3.62%          -          -      5.71%      6.07%          -        4.56%
Total Financial Liabilities   $1,527,311   $ 89,507   $ 39,252    $42,048    $39,542    $30,112   $1,767,772   $1,685,640
    Average interest Rate          2.22%      3.75%      3.91%      5.23%      5.77%      5.04%        2.53%

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


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2006, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.


Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1.A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of equity Securities and Use of Proceeds

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits

10.1 2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 - incorporated herein by reference to Exhibit 10.1 of the Registrants Form 8-K (filed 3/29/06)(No. 0-13358).

10.2 Capital City Bank Group, Inc. Non-Employee Director Compensation Plan, as amended - incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K (filed 3/29/06)(No. 0-13358).

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
Chairman, President and
Chief Executive Officer
Date:  May 10, 2006









qtr110q2006	1