Form 10-Q
period 2006-06-30
CAPITAL CITY BANK GROUP INC
filed 2006-08-10
CIK 726601

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2006

                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


                       Commission File Number: 0-13358
                                               -------


                        CAPITAL CITY BANK GROUP, INC.
                        -----------------------------
           (Exact name of registrant as specified in its charter)


               Florida                               59-227354
               -------                               ---------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


     217 North Monroe Street, Tallahassee, Florida           32301
     ---------------------------------------------           -----
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

At July 31, 2006, 18,530,472 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        CAPITAL CITY BANK GROUP, INC.

            QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2006

                             TABLE OF CONTENTS


PART I                                                                   PAGE
-----------------------------------------------------------------------------

1.        Consolidated Financial Statements                                 4

2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  15

3.        Quantitative and Qualitative Disclosure About Market Risk        31

4.        Controls and Procedures                                          34

PART II

1.        Legal Proceedings                                                34

1.A.      Risk Factors                                                     34

2.        Unregistered Sales of Equity Securities and
            Use of Proceeds                                                34

3.        Defaults Upon Senior Securities                                  35

4.        Submission of Matters to a Vote of Security Holders              35

5.        Other Information                                                36

6.        Exhibits                                                         36

Signatures                                                                 36

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                  CAPITAL CITY BANK GROUP, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE PERIODS ENDED JUNE 30
                                          (Unaudited)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                  ------------------        -------------------
(Dollars in Thousands, Except Per Share Data)       2006        2005          2006        2005
-----------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                        $38,967     $32,105       $76,310     $60,947
Investment Securities:
   U.S. Treasury                                       98         121           177         257
   U.S. Govt. Agencies and Corporations               929         834         1,743       1,654
   States and Political Subdivisions                  583         335         1,023         717
   Other Securities                                   206         157           403         292
Funds Sold                                            586         358         1,125         517
                                                  -------     -------       -------     -------
       Total Interest Income                       41,369      33,910        80,781      64,384

INTEREST EXPENSE
Deposits                                            8,716       4,618        16,438       8,927
Short-Term Borrowings                                 776         734         1,600       1,184
Subordinated Notes Payable                            926         667         1,852       1,108
Other Long-Term Borrowings                            764         769         1,574       1,489
                                                  -------     -------       -------     -------
       Total Interest Expense                      11,182       6,788        21,464      12,708
                                                  -------     -------       -------     -------

Net Interest Income                                30,187      27,122        59,317      51,676
Provision for Loan Losses                             121         388           788         798
                                                  -------     -------       -------     -------
Net Interest Income After Provision
  for Loan Losses                                  30,066      26,734        58,529      50,878
                                                  -------     -------       -------     -------

NONINTEREST INCOME
Service Charges on Deposit Accounts                 6,096       5,035        11,776       9,383
Data Processing                                       703         650         1,340       1,257
Asset Management Fees                               1,155       1,013         2,205       2,125
Securities Transactions                                (4)          -            (4)          -
Mortgage Banking Revenues                             903       1,036         1,624       1,799
Other                                               5,150       4,307        10,107       8,537
                                                  -------     -------       -------     -------
       Total Noninterest Income                    14,003      12,041        27,048      23,101
                                                  -------     -------       -------     -------

NONINTEREST EXPENSE
Salaries and Associate Benefits                    15,204      13,187        30,634      25,747
Occupancy, Net                                      2,358       2,035         4,581       3,972
Furniture and Equipment                             2,661       2,192         5,161       4,304
Intangible Amortization                             1,536       1,296         3,066       2,492
Merger Expense                                          -         234             -         234
Other                                               9,311       7,652        17,720      15,114
                                                  -------     -------       -------     -------
       Total Noninterest Expense                   31,070      26,596        61,162      51,863

Income Before Income Taxes                         12,999      12,179        24,415      22,116
Income Taxes                                        4,684       4,311         8,679       7,871
                                                  -------     -------       -------     -------

NET INCOME                                        $ 8,315     $ 7,868       $15,736     $14,245
                                                  =======     =======       =======     =======
BASIC NET INCOME PER SHARE                        $   .44     $   .44       $   .84     $   .80
                                                  =======     =======       =======     =======
DILUTED NET INCOME PER SHARE                      $   .44     $   .44       $   .84     $   .80
                                                  =======     =======       =======     =======

Average Basic Shares Outstanding               18,633,132  18,094,256    18,642,387  17,898,253
                                               ==========  ==========    ==========  ==========
Average Diluted Shares Outstanding             18,652,963  18,102,200    18,657,691  17,908,580
                                               ==========  ==========    ==========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                CAPITAL CITY BANK GROUP, INC.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
                                        (Unaudited)


                                                       June 30,         December 31,
(Dollars In Thousands, Except Share Data)                2006               2005
------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                               $  103,078         $  105,195
Funds Sold and Interest Bearing Deposits                 126,210             61,164
                                                      ----------         ----------
  Total Cash and Cash Equivalents                        229,288            166,359
Investment Securities, Available-for-Sale                191,232            171,019

Loans, Net of Unearned Interest                        2,052,860          2,067,494
  Allowance for Loan Losses                              (17,264)           (17,410)
                                                      ----------         ----------
    Loans, Net                                         2,035,596          2,050,084

Premises and  Equipment, Net                               81,407             73,818
Goodwill                                                  84,810             84,829
Other Intangible Assets                                   22,612             25,622
Other Assets                                              52,541             53,731
                                                      ----------         ----------
      Total Assets                                    $2,697,486         $2,625,462
                                                      ==========         ==========
LIABILITIES
Deposits:
  Noninterest Bearing Deposits                        $  572,549         $  559,492
  Interest Bearing Deposits                            1,581,310          1,519,854
                                                      ----------         ----------
    Total Deposits                                     2,153,859          2,079,346

Short-Term Borrowings                                     77,571             82,973
Subordinated Notes Payable                                62,887             62,887
Other Long-Term Borrowings                                63,022             69,630
Other Liabilities                                         28,403             24,850
                                                      ----------         ----------
      Total Liabilities                                2,385,742          2,319,686

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000
  shares authorized; no shares outstanding                     -                  -
Common Stock, $.01 par value, 90,000,000
  shares authorized; 18,530,469 and 18,631,706
  shares issued and outstanding at June 30, 2006
  and December 31, 2005, respectively                        185                186
Additional Paid-In Capital                                80,272             83,304
Retained Earnings                                        233,201            223,532
Accumulated Other Comprehensive Loss, Net of Tax          (1,914)            (1,246)
                                                      ----------         ----------
      Total Shareowners' Equity                          311,744            305,776
                                                      ----------         ----------
        Total Liabilities and Shareowners' Equity     $2,697,486         $2,625,462
                                                      ==========         ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)

                                                       Additional                   Accumulated Other
                                           Common       Paid-In        Retained       Comprehensive
                                           Stock        Capital        Earnings     Loss, Net of Taxes     Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                 $186         $83,304        $223,532         $(1,246)         $305,776
Comprehensive Income:
  Net Income                                  -               -          15,736               -
  Net Change in Unrealized Loss
    On Available-for-Sale Securities          -               -               -            (668)
Total Comprehensive Income                    -               -               -               -            15,068
Cash Dividends ($.3250 per share)             -               -          (6,067)              -            (6,067)
Stock Performance Plan Compensation           -             889               -               -               889
Issuance of Common Stock                      1             918               -               -               919
Repurchase of Common Stock                   (2)         (4,839)              -               -            (4,841)
                                           ----         -------        --------         -------          --------

Balance, June 30, 2006                     $185         $80,272        $233,201         $(1,914)         $311,744
                                           ====         =======        ========         =======          ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                            CAPITAL CITY BANK GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTH PERIODS ENDED JUNE 30
                                     (Unaudited)

(Dollars in Thousands)                                      2006            2005
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $ 15,736        $ 14,245
Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
    Provision for Loan Losses                                  788             798
    Depreciation                                             3,539           2,769
    Net Securities Amortization                                362             783
    Amortization of Intangible Assets                        3,066           2,492
    Origination of Loans Held-for-Sale                     (95,580)        (99,574)
    Proceeds From Sales of Loans Held-for-Sale              97,968         100,195
    Net Gain From Sales of Loans Held-for-Sale              (1,624)         (1,799)
    Non-Cash Compensation                                      889             339
    Deferred Income Taxes                                    1,831           1,587
    Net Decrease (Increase) in Other Assets                  2,000          (4,539)
    Net Increase in Other Liabilities                        1,966           8,167
                                                          --------        --------
Net Cash Provided By Operating Activities                   30,941          25,463
                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available--for-Sale:
  Purchases                                                (85,590)        (29,468)
  Sales                                                        283          34,729
  Payments, Maturities, and Calls                           63,614          42,628
Net Decrease (Increase) in Loans                            12,297         (96,867)
Net Cash Acquired in Acquisition                                 -          37,412
Purchase of Premises & Equipment                           (11,409)         (9,918)
Proceeds From Sales of Premises & Equipment                    280             134
                                                          --------        --------
Net Cash Used In Investing Activities                      (20,525)        (21,350)
                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                    74,513           4,157
Net Decrease in Short-Term Borrowings                       (8,878)        (74,909)
Proceeds from Subordinated Note Payable                          -          31,959
Increase in Other Long-Term Borrowings                       3,250           3,600
Repayment of Other Long-Term Borrowings                     (6,382)         51,134
Dividends Paid                                              (6,067)         (5,541)
Repurchase of Common Stock                                  (4,841)              -
Issuance of Common Stock                                       918             925
                                                          --------        --------
Net Cash Provided By Financing Activities                   52,513          11,325
                                                          --------        --------

Net Increase in Cash and Cash Equivalents                   62,929          15,438
Cash and Cash Equivalents at Beginning of Period           166,359         161,545
                                                          --------        --------
Cash and Cash Equivalents at End of Period                $229,288        $176,983
                                                          ========        ========

Supplemental Disclosure:
  Interest Paid on Deposits                               $ 16,105        $  8,210
                                                          ========        ========
  Interest Paid on Debt                                   $  5,092        $  3,525
                                                          ========        ========
  Taxes Paid                                              $  8,135        $  6,468
                                                          ========        ========
  Loans Transferred to Other Real Estate                  $    638        $     99
                                                          ========        ========
  Issuance of Common Stock as Non-Cash Compensation       $    889        $    339
                                                          ========        ========
  Transfer of Current Portion of Long-Term Borrowings
    to Short-Term Borrowings                              $  3,061        $     43
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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005.

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

(2)  INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale at June 30, 2006 and December 31, 2005 were as follows:


                                                          June 30, 2006
                                           -------------------------------------------
                                           Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                       Cost       Gains       Losses      Value
--------------------------------------------------------------------------------------
U.S. Treasury                              $ 11,064      $  -       $  122    $ 10,942
U.S. Government Agencies and Corporations    60,934         -        1,350      59,584
States and Political Subdivisions            82,017         9          797      81,229
Mortgage-Backed Securities                   25,851         -          807      25,044
Other Securities(1)                          14,433         -            -      14,433
                                           --------      ----       ------    --------
     Total Investment Securities           $194,299      $  9       $3,076    $191,232
                                           ========      ====       ======    ========

                                                        December 31, 2005
                                           -------------------------------------------
                                           Amortized  Unrealized  Unrealized   Market
(Dollars in Thousands)                       Cost       Gains       Losses      Value
--------------------------------------------------------------------------------------
U.S. Treasury                              $  9,065      $ -        $   50    $  9,015
U.S. Government Agencies and Corporations    75,233        -         1,017      74,216
States and Political Subdivisions            53,611       44           512      53,143
Mortgage-Backed Securities                   20,948       35           452      20,531
Other Securities(1)                          14,114        -             -      14,114
                                           --------      ----       ------    --------
     Total Investment Securities           $172,971      $79        $2,031    $171,019
                                           ========      ====       ======    ========

(1) FHLB and FRB stock recorded at cost.


(3)  LOANS

The composition of the Company's loan portfolio at June 30, 2006 and December 31, 2005 was as follows:


(Dollars in Thousands)                    June 30, 2006     December 31, 2005
-----------------------------------------------------------------------------
Commercial, Financial and Agricultural     $  220,345          $  218,434
Real Estate-Construction                      180,049             160,914
Real Estate-Commercial                        672,881             718,741
Real Estate-Residential                       560,435             553,124
Real Estate-Home Equity                       171,835             165,337
Real Estate-Loans Held-for-Sale                 5,695               4,875
Consumer                                      241,620             246,069
                                           ----------          ----------
   Loans, Net of Unearned Interest         $2,052,860          $2,067,494
                                           ==========          ==========

(4)  ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30, 2006 and 2005, is as follows:


(Dollars in Thousands)                            2006                2005
----------------------------------------------------------------------------
Balance, Beginning of Period                     $17,410             $16,037
Acquired Reserves                                      -               1,385
Provision for Loan Losses                            788                 798
Recoveries on Loans Previously Charged-Off           907                 943
Loans Charged-Off                                 (1,841)             (1,712)
                                                 -------             -------
Balance, End of Period                           $17,264             $17,451
                                                 =======             =======

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Selected information pertaining to impaired loans is depicted in the table below:



                                           June 30, 2006         December 31, 2005
                                       --------------------     --------------------
                                                  Valuation                Valuation
(Dollars in Thousands)                 Balance    Allowance     Balance    Allowance
------------------------------------------------------------------------------------
Impaired Loans:
With Related Valuation Allowance        $5,079      $2,377       $5,612     $2,915
Without Related Valuation Allowance      3,218           -        1,658          -




(5) INTANGIBLE ASSETS

The Company had intangible assets of $107.4 million and $110.5 million at June 30, 2006 and December 31, 2005, respectively. Intangible assets were as follows:


                                       June 30, 2006            December 31, 2005
                                   ----------------------     ----------------------
                                    Gross    Accumulated       Gross    Accumulated
(Dollars in Thousands)              Amount   Amortization      Amount   Amortization
------------------------------------------------------------------------------------
Core Deposit Intangibles           $ 47,176    $26,133        $ 47,176    $23,312
Goodwill                             88,596      3,786          88,615      3,786
Customer Relationship Intangible      1,867        401           1,867        305
Non-Compete Agreement                   539        436             483        287
                                   --------    -------        --------    -------
  Total Intangible Assets          $138,178    $30,756        $138,141    $27,690



Net Core Deposit Intangibles: As of June 30, 2006 and December 31, 2005, the Company had net core deposit intangibles of $21.0 million and $23.9 million, respectively. Amortization expense for the first six months of 2006 and 2005 was $2.8 million and $2.3 million, respectively. Estimated annual amortization expense is $5.6 million.

Goodwill: As of June 30, 2006 and December 31, 2005, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other: As of June 30, 2006 and December 31, 2005, the Company had a customer relationship intangible, net of accumulated amortization, of $1.5 million and $1.6 million, respectively. This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first six months of 2006 and 2005 was $96,000. Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.

As of June 30, 2006 and December 31, 2005, the Company also had a non-compete intangible, net of accumulated amortization, of $103,000 and $196,000, respectively. This intangible was recorded as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin, Georgia. Amortization expense for the first six months of 2006 and 2005 was $149,000 and $118,000, respectively. Estimated amortization expense for the remainder of 2006 is $103,000.


(6)  DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2006 and December 31, 2005 was as follows:


(Dollars in Thousands)                 June 30, 2006    December 31, 2005
-------------------------------------------------------------------------
NOW Accounts                            $  555,350         $  520,878
Money Market Accounts                      377,958            331,094
Savings Deposits                           135,330            144,296
Other Time Deposits                        512,672            523,586
                                        ----------         ----------
  Total Interest Bearing Deposits       $1,581,310         $1,519,854
                                        ==========         ==========


(7)  STOCK-BASED COMPENSATION

In accordance with the Company's adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in the first quarter of 2003, the cost related to stock-based associate compensation included in net income has been accounted for under the fair value method in all reported periods.

On January 1, 2006, the Company adopted SFAS 123R. The Company continues to include the cost of its share-based compensation plans in net income under the fair value method.

As of June 30, 2006, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP"). For 2006, the Company also has a stock option arrangement with a key executive officer. Total compensation expense associated with these plans for the six months ended June 30, 2006 and 2005, was approximately $889,000 and $538,000, respectively.

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

In accordance with the provisions of SFAS 123R, the Company recognized expense of approximately $745,000 for the first six months of 2006 related to the Incentive Plan. Under a substantially similar predecessor plan, the Company recognized expense of $381,000 for the first six months of 2005.
A total of 875,000 shares of common stock have been reserved for issuance under the 2005 AIP. To date, the Company has issued 28,093 shares of common stock.

2005 DSPP. The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees. The DSPP has 93,750 shares reserved for issuance. A total of 13,591 shares have been issued since the inception of the DSPP. For the first six months of 2006, the Company issued 7,002 shares under the DSPP and recognized $24,000 in expense related to this plan. For the first six months of 2005, the Company issued 5,123 shares and recognized $18,000 in expense related to the DSPP.

2005 ASPP. Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance.
A total of 26,938 shares have been issued since inception of the ASPP. For the first six months of 2006, the Company issued 9,343 shares under the ASPP and recognized $45,000 in expense related to this plan. For the first six months of 2005, the Company issued 8,928 shares and recognized $42,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP Plan was $6.22 for the first six months of 2006. For the first six months of 2005, the weighted average fair value of the purchase rights granted was $5.64.
In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

                              Six Months Ended
                                  June 30,
                              ----------------
                              2006       2005
----------------------------------------------
Dividend yield                 1.8%       1.9%
Expected volatility           25.0%      26.0%
Risk-free interest rate        4.0%       2.2%
Expected life (in years)       0.5        0.5


Executive Stock Option Agreement. In 2006, the Company's Board of Directors approved a stock option agreement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). Similar stock option agreements were approved in 2003-2005. These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised. The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64. The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively. Under the 2005 agreement, the earnings per share conditions were not met; therefore, no economic value was earned by the executive. In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expense of approximately $95,000 and $97,000 for the first six months of 2006 and 2005, respectively, related to the aforementioned agreements.

A summary of the status of the Company's option shares as of June 30, 2006 is presented below:

                                                           Weighted-
                                              Weighted-     Average
                                               Average     Remaining     Aggregate
                                              Exercise    Contractual    Intrinsic
Options                             Shares      Price        Term          Value
----------------------------------------------------------------------------------
Outstanding at January 1, 2006      60,384     $32.79         8.6        $ 88,161
Granted                                  -          -           -               -
Exercised                                -          -           -               -
Forfeited or expired                     -          -           -               -
                                    ------     ------         ---        --------
Outstanding at June 30, 2006        60,384     $32.79         8.1        $      -
                                    ======     ======         ===        ========
Exercisable at June 30, 2006        27,841     $32.79         8.1        $      -
                                    ======     ======         ===        ========

As of June 30, 2006, there was $220,000 of total unrecognized compensation cost related to the nonvested option shares granted under the agreements. That cost is expected to be recognized over a remaining weighted-average period of 13 months.


(8)  EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                            ------------------      ------------------
(Dollars in Thousands)                       2006        2005        2006        2005
--------------------------------------------------------------------------------------
Discount Rate                                5.75%       6.00%       5.75%       6.00%
Long-Term Rate of Return on Assets           8.00%       8.00%       8.00%       8.00%

Service Cost                                $1,250      $1,040      $2,500      $2,080
Interest Cost                                  875         800       1,750       1,600
Expected Return on Plan Assets                (975)       (798)     (1,950)     (1,596)
Prior Service Cost Amortization                 50          55         100         110
Net Loss Amortization                          375         295         750         590
Net Periodic Benefit Cost                   $1,575      $1,392      $3,150      $2,784


The components of the net periodic benefit costs for the Company's Supplemental Executive Retirement Plan ("SERP") were as follows:

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                            ------------------      ------------------
(Dollars in Thousands)                       2006        2005        2006        2005
--------------------------------------------------------------------------------------
Discount Rate                                5.75%       6.00%       5.75%       6.00%
Long-Term Rate Of Return On Assets            N/A         N/A         N/A         N/A

Service Cost                                 $ 30        $ 35        $ 60        $ 70
Interest Cost                                  56          54         112         108
Expected Return On Plan Assets                N/A         N/A         N/A         N/A
Prior Service Cost Amortization                15          15          30          30
Net Loss Amortization                          19          21          38          42
Net Periodic Benefit Cost                    $120        $125        $240        $250


(9) COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of June 30, 2006, the amounts associated with the Company's off-balance sheet obligations were as follows:


(Dollars in Millions)                  Amount
----------------------------------------------
Commitments to Extend Credit(1)        $454.6
Standby Letters of Credit              $ 19.1

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


(10)  COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). Comprehensive income totaled $7.7 million and $15.1 million, respectively, for the three and six months ended June 30, 2006, and $8.3 million and $13.9 million, respectively, for the comparable periods in 2005. The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities totaled $(576,000) and $(668,000), respectively, for the three and six months ended June 30, 2006, and $452,000 and $(345,000), respectively, for the three and six months ended June 30, 2005. Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the six months ended June 30, 2006 and 2005.


QUARTERLY FINANCIAL DATA (UNAUDITED)
 (Dollars in Thousands, Except Per Share Data)

                                2006                                2005                                2004
                       ----------------------  ----------------------------------------------  ----------------------
                         Second      First       Fourth      Third       Second      First       Fourth      Third
---------------------------------------------------------------------------------------------------------------------
Summary of Operations:
  Interest Income      $   41,369  $   39,412  $   38,780  $   36,889  $   33,910  $   30,474  $   29,930  $   24,660
  Interest Expense         11,182      10,282       9,470       7,885       6,788       5,920       5,634       3,408
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income      30,187      29,130      29,310      29,004      27,122      24,554      24,296      21,252
  Provision for
    Loan Losses               121         667       1,333         376         388         410         300         300
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Interest Income
    After Provision
    for Loan Losses        30,066      28,463      27,977      28,628      26,734      24,144      23,996      20,952
  Gain on Sale of Credit
    Card Portfolios             -           -           -           -           -           -         324       6,857
  Noninterest Income       14,003      13,045      12,974      13,123      12,041      11,060      11,596      10,864
  Conversion/
    Merger Expense              -           -          24         180         234           -         436          68
  Noninterest Expense      31,070      30,092      29,318      28,429      26,362      25,267      24,481      21,565
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Income Before
    Provision for
    Income Taxes           12,999      11,416      11,609      13,142      12,179       9,937      10,999      17,040
  Provision for
    Income Taxes            4,684       3,995       4,150       4,565       4,311       3,560       3,737       6,221
                       ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
  Net Income           $    8,315  $    7,421  $    7,459  $    8,577  $    7,868  $    6,377  $    7,262  $   10,819
                       ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
  Net Interest
    Income (FTE)       $   30,591  $   29,461  $   29,652  $   29,329  $   27,396  $   24,835  $   24,619  $   21,528

Per Common Share:
  Net Income Basic     $      .44  $      .40  $      .40  $      .46  $      .44  $      .36  $      .40  $      .66
  Net Income Diluted          .44         .40         .40         .46         .44         .36         .40         .66
  Dividends Declared         .163        .163        .163        .152        .152        .152        .152        .144
  Diluted Book Value        16.81       16.65       16.39       16.17       15.87       14.69       14.51       13.19
  Market Price:
    High                    35.39       37.97       39.33       38.72       33.46       33.60       36.78       32.96
    Low                     29.51       33.79       33.21       31.78       28.02       29.30       30.17       26.66
    Close                   30.20       35.55       34.29       37.71       32.32       32.41       33.44       30.97

Selected Average
Balances:
  Loans                $2,040,656  $2,048,642  $2,062,775  $2,046,968  $1,932,637  $1,827,327  $1,779,736  $1,524,401
  Earning Assets        2,278,817   2,275,667   2,279,010   2,250,902   2,170,483   2,047,049   2,066,111   1,734,708
  Assets                2,603,090   2,604,458   2,607,597   2,569,524   2,458,788   2,306,807   2,322,870   1,941,372
  Deposits              2,047,755   2,040,248   2,027,017   2,013,427   1,932,144   1,847,378   1,853,588   1,545,224
  Shareowners' Equity     315,794     311,461     306,208     300,931     278,107     260,946     248,773     217,273
  Common Equivalent
    Average Shares:
      Basic                18,633      18,652      18,624      18,623      18,094      17,700      17,444      16,604
      Diluted              18,653      18,665      18,654      18,649      18,102      17,708      17,451      16,609

Ratios:
  ROA                       1.28%       1.16%       1.14%       1.32%       1.28%       1.12%       1.24%       2.22%(1)
  ROE                      10.56%       9.66%       9.67%      11.31%      11.35%       9.91%      11.61%      19.81%(1)
  Net Interest
    Margin (FTE)            5.38%       5.25%       5.16%       5.17%       5.07%       4.92%       4.75%       4.94%
  Efficiency Ratio         66.23%      67.20%      65.22%      63.60%      63.56%      67.06%      63.85%      52.60%(1)

(1) Includes $6.9 million ($4.2 million after-tax) one-time gain on sale of credit card portfolio.


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

In this MD&A, we present an operating efficiency ratio and an operating net noninterest expense as a percent of average assets, both of which are not calculated based on accounting principles generally accepted in the United State ("GAAP"), but that we believe provide important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing non-interest expense less intangible amortization and one-time merger expenses, by the sum of tax equivalent net interest income and noninterest income. We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense excluding intangible amortization and one-time merger expenses from noninterest income. We believe that excluding intangible amortization and one-time merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

Although we believe the above-mentioned non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

We provide reconciliations for all non-GAAP financial measures below:

Reconciliation of operating efficiency ratio to efficiency ratio

                                                  Six Months Ended
                                                      June 30
                                                 -------------------
                                                 2006          2005
--------------------------------------------------------------------
Efficiency ratio                                70.22%        68.85%
Effect of intangible amortization and
  one-time merger expenses                      (3.52)%       (3.63)%
Operating efficiency ratio                      66.70%        65.22%


Reconciliation of operating net noninterest expense to net noninterest expense
                                                  Six Months Ended
                                                      June 30
                                                 -------------------
                                                 2006          2005
--------------------------------------------------------------------
Net noninterest expense as a percent of
  average assets                                 2.64%         2.43%
Effect of intangible amortization and
  one-time merger expenses                      (0.24)%       (0.23)%
Operating net noninterest expense as a
  percent of average assets                      2.40%         2.20%


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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB"). The Bank offers a broad array of products and services through a total of 69 full-service offices located in Florida, Georgia, and Alabama. The Bank also has mortgage lending offices in three additional Florida communities, and one Georgia community. The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, brokerage and data processing services.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and non-interest income such as service charges on deposit accounts, asset management and trust fees, mortgage banking revenues, merchant service fees, brokerage and data processing revenues.

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

Recent Acquisition. On May 20, 2005, we completed our merger with First Alachua Banking Corporation ("FABC"), headquartered in Alachua, Florida. We issued approximately 906,000 shares of common stock and paid approximately $29.0 million in cash for a total purchase price of $58.0 million. FABC's wholly-owned subsidiary, First National Bank of Alachua, had $228.3 million in assets at closing with seven offices in Alachua County and an eighth office in Hastings, Florida, which is in St. Johns County.

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2006 versus 2005 is provided below.

2006 Financial Performance Highlights -

   * Earnings of $8.3 million, up 5.7% and $15.7 million, up 10.5% for the three and six months ended June 30, 2006 as compared to the same periods in 2005.

   * Diluted earnings per share of $.44 for the second quarter of 2006 consistent with the same period in 2005. Earnings per diluted share for the six months ended June 30, 2006 of $.84 represents a 5.0% increase over the same period in 2005.

   * Growth in earnings was attributable to improvement in operating revenues of 12.8% and 15.5% for the three and six month periods, respectively, driven primarily by higher net interest income and noninterest income.

   * Taxable equivalent net interest income grew 11.7% and 15.0% for the three and six month periods, respectively, due to earning asset growth and an improved net interest margin.

   * Net interest margin percentage improved 31 basis points and 32 basis points for the three and six month periods, respectively, driven by favorable repricing spread and higher yield on new loan production.

   * Noninterest income grew 16.3% and 17.1% for the three and six month periods, respectively, due primarily to higher deposit service charge fees and card processing fees.

   * Continued strong credit quality as reflected by a nonperforming asset ratio of .28% and an annualized net charge-off ratio of .03% for the second quarter of 2006 compared to .08% for the same period in 2005. At quarter-end the allowance for loan losses was .84% of outstanding loans and provided coverage of 326% of nonperforming loans compared to .85% and 289%, respectively, for the same period in 2005.

   * Credit quality remains strong and a key driver in bank performance and growth. Nonperforming assets totaled $5.8 million, or .28% of total loans and other real estate at quarter-end compared to .30% and .28%, respectively, for the second quarter of 2005 and first quarter of 2006.

   * Average deposits grew 6.0% and 8.1% for the three and six month periods, respectively, due to our May 2005 acquisition and strong growth in balances related to "Absolutely Free" deposit products, and our Cash Power money market product.

   *  We remain well-capitalized with a risk based capital ratio of 13.92%.

RESULTS OF OPERATIONS

Net Income

Earnings for the three and six months ended June 30, 2006 were $8.3 million, or $.44 per diluted share, and $15.7 million, or $.84 per diluted share, respectively. This compared to $7.9 million, or $.44 per diluted share and $14.2 million, or $.80 per diluted share in 2005. Results include the impact of the acquisition of FABC in May 2005.

Growth in earnings for the second quarter of 2006 was primarily attributable to an increase in operating revenue (defined as net interest income plus noninterest income) of $5.0 million, or 12.8%, and a decrease in our loan loss provision of $267,000, or 68.8%, partially offset by an increase in noninterest expense of $4.5 million, or 16.8%, and income taxes of $373,000, or 8.7%. The increase in operating revenue reflects an 11.3% increase in net interest income and a 16.3% increase in noninterest income.

Growth in earnings for the six month period of $1.5 million, or 10.5% was primarily attributable to an increase in operating revenue (defined as net interest income plus noninterest income) of $11.6 million, or 15.5%, partially offset by an increase in noninterest expense of $9.3 million, or 17.9%, and income taxes of $808,000, or 10.3%. The increase in operating revenue reflects an 14.8% increase in net interest income and a 17.1% increase in noninterest income.

A condensed earnings summary is presented below:


                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                        ------------------      ------------------
(Dollars in Thousands)                    2006      2005          2006      2005
----------------------------------------------------------------------------------
Interest Income                          $41,369   $33,910       $80,781   $64,384
Taxable Equivalent Adjustment(1)             404       274           735       555
                                         -------   -------       -------   -------
Interest Income (FTE)                     41,773    34,184        81,516    64,939
Interest Expense                         (11,182)   (6,788)      (21,464)  (12,708)
                                         -------   -------       -------   -------
Net Interest Income (FTE)                 30,591    27,396        60,052    52,231
Provision for Loan Losses                   (121)     (388)         (788)     (798)
Taxable Equivalent Adjustment               (404)     (274)         (735)     (555)
                                         -------   -------       -------   -------
Net Interest Income After Provision       30,066    26,734        58,529    50,878
Noninterest Income                        14,003    12,041        27,048    23,101
Merger Expense                                 -       234             -       234
Noninterest Expense                      (31,070)  (26,362)      (61,162)  (51,629)
                                         -------   -------       -------   -------
Income Before Income Taxes                12,999    12,179        24,415    22,116
Income Taxes                              (4,684)   (4,311)       (8,679)   (7,871)
                                         -------   -------       -------   -------
Net Income                               $ 8,315   $ 7,868       $15,736   $14,245
                                         =======   =======       =======   =======

Percent Change                             5.68%    22.12%        10.47%    26.17%
Return on Average Assets(2)                1.28%     1.28%         1.22%     1.21%
Return on Average Equity(2)               10.56%    11.35%        10.12%    10.66%

(1) Computed using a statutory tax rate of 35%
(2) Annualized



Net Interest Income

Net interest income represents the Company's single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Second quarter of 2006 taxable-equivalent net interest income increased $3.2 million, or 11.7%, over the comparable quarter in 2005. During the first half of 2006, taxable-equivalent net interest income increased $7.8 million, or 15.0%, respectively, over the first half of 2005. This increase was caused by the effect of our acquisition of FABC, higher earning asset yields and a slight improvement in earning asset mix, partially offset by higher funding costs and a change in deposit mix. The increase in yields and funding costs are a result of the higher interest rate environment. The combination of these factors resulted in a 31 basis point improvement in the net interest margin as compared to the second quarter of 2005. Table I provides a comparative analysis of our average balances and interest rates.

For the three month period ended June 30, 2006, taxable-equivalent interest income increased $7.6 million or 22.2%, over the comparable period in 2005. During the first half of 2006, taxable-equivalent interest income improved $16.6 million, or 25.5%, respectively, over the comparable period in 2005. The increase was attributable to a change in earning asset mix and higher yields on earning assets. Earning asset yields improved 103 basis points to 7.35% in the second quarter of 2006 from 6.32% in the second quarter of 2005 and 7.08% from the prior quarter, primarily attributable to the higher interest rate environment. We anticipate that our income on earning assets will expand during the third quarter due to the higher rate environment.

Interest expense for the three and six month periods ended June 30, 2006 increased $4.4 million, or 64.7% and $8.8 million, or 68.9%, respectively, from the comparable prior year periods. The unfavorable variance is attributable to higher rates paid on all interest bearing liabilities and an increase in long-term debt costs resulting from debt secured to fund the FABC acquisition. The average rate paid on interest bearing liabilities of 2.58% in the second quarter of 2006 represents an increase of 89 and 19 basis points, respectively, over the second quarter of 2005 and first quarter of 2006. We anticipate that our interest expense will continue to increase in the third quarter as a result of the higher rate environment and increased competition for deposits.

Our interest rate spread (defined as the average fully taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.56% in the first half of 2005 to 4.72% in the comparable period of 2006, reflecting the higher yield on earning assets.

Our net yield on earning assets (defined as fully taxable-equivalent net interest income divided by average earning assets) was 5.38% and 5.31%, respectively, for the three and six month periods of 2006, versus 5.07% and 4.99%, respectively, for the comparable periods in 2005. The increase in margin reflects higher asset yields driven by rising interest rates. Net interest income is expected to expand slightly during the third quarter, which is attributable to anticipated higher net yield on earning assets and other factors noted above.

Provision for Loan Losses

The provision for loan losses was $121,000 and $788,000, respectively, for the three and six month periods ended June 30, 2006, compared to $388,000 and $798,000 for the same periods in 2005. The decrease in the provision for both of the aforementioned periods was due to a lower level of required reserves reflective of improved credit quality.

Net charge-offs totaled $136,000, or .03% of average loans for the second quarter of 2006 compared to $362,000, or .08% for the second quarter of 2005. For the six-month period ended June 30, 2006, net charge-offs totaled $934,000, or .09% of average loans compared to $769,000, or .08% of average loans for the comparable period in 2005. At quarter-end the allowance for loan losses was .84% of outstanding loans and provided coverage of 326% of nonperforming loans.




Charge-off activity for the respective periods is set forth below:

                                          Three Months Ended        Six Months Ended
                                               June 30,                 June 30,
                                          ------------------       -------------------
(Dollars in Thousands)                     2006        2005         2006        2005
--------------------------------------------------------------------------------------
CHARGE-OFFS
Commercial, Financial and Agricultural    $  144      $  302       $  466      $  390
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial                       -           2          291           6
Real Estate - Residential                     23          37           46          62
Consumer                                     448         536        1,038       1,254
                                          ------      ------       ------      ------
  Total Charge-offs                          615         877        1,841       1,712
                                          ------      ------       ------      ------

RECOVERIES
Commercial, Financial and Agricultural        63          98          126         107
Real Estate - Construction                     -           -            -           -
Real Estate - Commercial                       2           -            4           -
Real Estate - Residential                      2          14            8          16
Consumer                                     412         403          769         820
                                          ------      ------       ------      ------
  Total Recoveries                           479         515          907         943
                                          ------      ------       ------      ------

Net Charge-offs                           $  136      $  362       $  934      $  769
                                          ======      ======       ======      ======

Net Charge-offs (Annualized) as a
  Percent of Average Loans Outstanding,
  Net of Unearned Interest                  .03%        .08%         .09%        .08%
                                          ======      ======       ======      ======




Noninterest Income

Noninterest income increased $2.0 million, or 16.3%, and $3.9 million, or 17.1%, respectively, over the comparable three and six month periods in 2005, primarily due to higher deposit service charge fees, retail brokerage fees,
and card processing fees.   Noninterest income represented 31.7% and 31.3% of
operating revenue for the three and six month periods of 2006 compared to 30.7% and 30.9% for the same periods in 2005. The increase is due to the aforementioned strong growth in noninterest income.

The table below reflects the major components of noninterest income.


                                        Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                        ------------------      -------------------
(Dollars in Thousands)                    2006       2005         2006        2005
-----------------------------------------------------------------------------------
Noninterest Income:
  Service Charges on Deposit Accounts   $ 6,096    $ 5,035      $11,776     $ 9,383
  Data Processing                           703        650        1,340       1,257
  Asset Management Fees                   1,155      1,013        2,205       2,125
  Retail Brokerage Fees                     502        313          985         612
  Mortgage Banking Revenues                 903      1,036        1,624       1,799
  Merchant Service Fees                   1,793      1,532        3,518       3,096
  Interchange Fees                          788        535        1,464       1,026
  ATM/Debit Card Fees                       627        535        1,226       1,074
  Other                                   1,436      1,392        2,910       2,729
                                        -------    -------      -------     -------
Total Noninterest Income                $14,003    $12,041      $27,048     $23,101
                                        =======    =======      =======     =======


Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees increased $1.1 million, or 21.1%, and $2.4 million, or 25.5%, respectively, over the comparable three and six month periods in 2005. The increase reflects higher overdraft and nonsufficient funds fees due primarily to growth in deposit accounts attributable to an increase in free checking accounts and improved fee collection efforts.

Asset Management Fees. Income from asset management activities increased $142,000, or 14.0%, and $80,000, or 3.8%, respectively, over the comparable three and six month periods in 2005. The improvement for both periods is primarily due to growth in new business within existing and new markets. At June 30, 2006, assets under management totaled $685.0 million, representing an increase of $34.0 million, or 5.2% from the comparable period in 2005.

Mortgage Banking Revenues. Mortgage banking revenues decreased $133,000, or 12.8%, and $175,000, or 9.7%, respectively, from the comparable three and six month periods in 2005. The decrease reflects the local and national trend of a slower housing market and a decreased level of refinance activity.

Card Fees. Card processing fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $606,000, or 23.3%, and $1.0 million, or 19.5%, respectively, over the comparable three and six periods in 2005. The increase in merchant service fees is primarily due to higher transaction volume reflective of growth in merchant accounts. Higher interchange fees and ATM/debit card fees reflect an increase in deposit accounts.

Other. Other income increased $286,000, or 12.1%, and $638,000, or 13.9%, respectively, over the comparable three and six month periods in 2005 due primarily to increases in retail brokerage fees, asset based lending fees, data processing fees, and a one-time gain on the sale of a real estate parcel in the amount of $109,000.

Noninterest Expense

Noninterest expense increased $4.5 million, or 16.8%, and $9.3 million, or 17.9%, respectively, over the comparable three and six month periods in 2005.

The table below reflects the major components of noninterest expense.

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                -------------------      --------------------
(Dollars in Thousands)            2006        2005         2006        2005
-----------------------------------------------------------------------------
Noninterest Expense:
  Salaries                      $11,444     $ 9,980      $23,159     $19,638
  Associate Benefits              3,760       3,207        7,475       6,109
                                -------     -------      -------     -------
    Total Compensation           15,204      13,187       30,634      25,747

  Premises                        2,358       2,035        4,581       3,972
  Equipment                       2,661       2,192        5,161       4,304
                                -------     -------      -------     -------
    Total Occupancy               5,019       4,227        9,742       8,276

  Legal Fees                        445         444          962         812
  Professional Fees                 865         879        1,618       1,575
  Processing Services               419         349          854         748
  Advertising                     1,253         747        2,252       1,948
  Travel and Entertainment          485         340          871         604
  Printing and Supplies             670         666        1,277       1,117
  Telephone                         588         559        1,210       1,078
  Postage                           321         291          602         617
  Intangible Amortization         1,536       1,296        3,066       2,492
  Interchange Fees                1,546       1,349        3,040       2,690
  Courier Service                   327         334          657         641
  Miscellaneous                   2,392       1,928        4,377       3,518
                                -------     -------      -------     -------

Total Noninterest Expense       $31,070     $26,596      $61,162     $51,863
                                =======     =======      =======     =======

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Salaries and associate benefits expense increased $2.0 million, or 15.3%, and $4.9 million, or 19.0% over the comparable three and six month periods in 2005. For the first half of the year, we experienced increases in associate salaries of $3.3 million, payroll tax expense of $196,000, associate insurance expense of $365,000, pension plan expense of $382,000, and stock-based compensation of $507,000. The increase in associate salaries and payroll tax expense reflects the addition of FABC associates, annual merit/market based raises for associates, and lower realized loan cost. Realized loan cost reflects the impact of SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Acquiring Loans", which requires deferral and amortization of loan costs that are accounted for as a credit offset to salary expense. The decrease in loan production for the first half of the year reduced the amount of this offset as compared to the first half of 2005. The increase in expense for insurance and pension benefits is reflective of an increase in eligible participants. The higher pension expense is also due to a lower discount rate used for the 2006 expense projection. Higher stock based compensation reflects an increase in plan participants and higher target awards due to the adoption of our new Stock-Based Incentive Plan.

Occupancy. Occupancy expense (including premises and equipment) increased $792,000, or 18.7%, and $1.5 million, or 17.7%, respectively over the comparable three and six month periods in 2005. For the first half of the year, we experienced increases in depreciation of $770,000, maintenance and repairs (building and FF&E) of $190,000, utilities of $174,000, maintenance agreements (FF&E) of $298,000, and building insurance of $66,000 from the comparable period in 2005, all of which reflect the increase in the number of banking offices from our May 2005 acquisition and new banking office openings during the later part of 2005.

Other. Other noninterest expense increased $1.7 million, or 18.1%, and $2.9 million, or 16.5%, respectively over the three and six month periods in 2005. For the first half of the year, the increase was primarily attributable to higher expense for the following categories: 1) legal fees - $150,000, 2) advertising - $304,000, 3) travel and entertainment - $267,000, 4) printing and supplies - $160,000, 5) telephone expense - $132,000, 6) intangible amortization - $574,000, 7) interchange fees - $350,000, and 8) miscellaneous
- $859,000. Legal expenses have increased due to a general increase in legal services tied to corporate activities. The increase in advertising expense is due to an increase in promotional expenses associated with the addition of new banking offices in late 2005 and an expansion in our line of free checking products. The higher expense for travel and entertainment is linked primarily to associate related events that took place during the first half of the year. The increase in printing and supplies expense was driven by an increase in the number of banking offices requiring printed brochures for bank products and services, and supplies. Telephone expense increased also due to an increase in banking offices. The increase in intangible amortization reflects new core deposit amortization from the FABC acquisition. The increase in interchange fees is due to increased merchant card transaction volume. Miscellaneous expense grew due to increases in other losses, ATM/debit card production, associate hiring expense, and seminars/education expense.

Operating net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization and one-time merger expenses) as a percent of average assets was 2.40% for the first half of 2006 compared to 2.20% in 2005. Our operating efficiency ratio (noninterest expense, excluding intangible amortization and one-time merger expenses, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 66.70% for the first half of 2006 compared to 65.23% for the same period in 2005 due to expense growth as discussed above.

Income Taxes

Relative to the prior year periods, the provision for income taxes increased $373,000, or 8.7%, during the second quarter and $808,000, or 10.3%, during the first six months of 2006, reflecting higher taxable income. Our effective tax rate for the first half of 2006 was 35.55% compared to 35.59% for the same period in 2005.


FINANCIAL CONDITION

Asset and liability balances include the integration of FABC in May 2005.

Average assets decreased $4.5 million, or .17%, to $2.603 billion for the quarter-ended June 30, 2006 from $2.608 billion in the fourth quarter of 2005. Average earning assets of $2.279 billion decreased $193,000, or .01%, from the fourth quarter of 2005. A decrease in average loans of $22.1 million was partially offset by a $5.4 million increase in investment securities and a $16.5 million increase in average short term investments. These variances are discussed in more detail below.

Funds Sold

We ended the second quarter with approximately $35.7 million in average net overnight funds sold, compared to $5.7 million net overnight funds purchased in the fourth quarter of 2005. The improvement reflects the increase in deposits that is discussed in further detail below (Deposits). Growth in deposits during the first part of the year has reduced the bank's position in overnight funds purchased.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of June 30, 2006, the average investment portfolio increased $5.4 million, or 2.9%, from the fourth quarter of 2005. We will continue to evaluate the need to purchase securities for the investment portfolio throughout 2006, taking into consideration liquidity needed to fund loan growth and to meet pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners' equity. At June 30, 2006 and December 31, 2005, shareowners' equity included a net unrealized loss of $1.9 million and $1.2 million, respectively.

Loans

Average loans for the second quarter decreased $22.1 million, or 1.07%, from the fourth quarter, due to higher than expected loan activity (principal pay-downs and pay-offs). We expect the loan pipeline to remain stable and loans outstanding to remain flat for the second half of the year.

Our nonperforming loans were $5.3 million at June 30, 2006 and December 31, 2005. As a percent of nonperforming loans, the allowance for loan losses represented 326% at June 30, 2006 and 331% at December 31, 2005. Nonperforming loans include nonaccruing and restructured loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $0.5 million at June 30, 2006 versus $0.3 million at December 31, 2005. The ratio of nonperforming assets as a percent of loans plus other real estate was .28% at June 30, 2006, compared to .27% at December 31, 2005.

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

The allowance for loan losses at June 30, 2006 was $17.3 million, compared to $17.4 million at December 31, 2005. At June 30, 2006 and December 31, 2005, the allowance represented 0.84% of total loans. While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management's opinion that the allowance at June 30, 2006 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average deposits for the second quarter of 2006 increased $23.7 million, or 1.17%, from the fourth quarter of 2005 due to continued strong increases in NOW ($26.3 million) and money market ($55.8 million) account balances. The increases reflect new free checking deposits and an increase in Cash Power money market balances.

The ratio of average noninterest bearing deposits to total deposits was 25.5% for the second quarter of 2006, compared to 26.8% for the fourth quarter of 2005. For the same period, the ratio of average interest bearing liabilities to average earning assets was 75.3% and 75.8%, respectively.


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

Average liquidity (defined as funds sold and interest bearing deposits with other banks) for the second quarter of 2006 was approximately $48.8 million, an increase of $16.5 million from the fourth quarter of 2005. The increase is primarily reflective of deposit growth. Liquidity levels should fluctuate during the third quarter consistent with planned loan growth.

Borrowings. We have the ability to draw on a $25.0 million revolving credit note, due on October 15, 2007. Interest is payable quarterly at LIBOR plus an applicable margin on advances. The revolving credit note is unsecured. The existing loan agreement contains certain financial covenants that we must maintain. At June 30, 2006, we were in compliance with all of the terms of the agreement and had $25.0 million available under the credit facility.

For the first half of the year, the Bank made FHLB advance payments totaling approximately $6.4 million and obtained one new FHLB advance for $3.2 million.

We issued a $32.0 million junior subordinated deferrable interest note in May 2005 to a wholly owned Delaware statutory trust, Capital City Bank Group Capital Trust II ("CCBG Capital Trust II"). Interest payments are due quarterly at a fixed rate of 6.07% for the first five years, then adjust annually thereafter based on the three month LIBOR plus a margin of 1.80%. The note matures on June 15, 2035. The proceeds of the borrowing were used to fund the cash portion of the FABC purchase price.

Contractual Cash Obligations. We maintain certain contractual arrangements to make future cash payments. The table below details those future cash payment obligations as of June 30, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.


                                           Payments Due By Period
                                     -------------------------------------------
                                      1 Year    1 - 3   4 - 5   After
(Dollars in Thousands)               or Less    Years   Years  5 Years    Total
--------------------------------------------------------------------------------
Federal Home Loan Bank Advances      $31,414  $31,010  $6,349  $26,673  $ 95,446
Subordinated Notes Payable                 -        -       -   62,887    62,887
Operating Lease Obligations              734    2,709   2,226    7,088    12,757
                                     -------  -------  ------  -------  --------
Total Contractual Cash Obligations   $32,148  $33,719  $8,576  $96,647  $171,090
                                     =======  =======  ======  =======  ========


Capital

Equity capital was $311.7 million as of June 30, 2006 compared to $305.8 million as of December 31, 2005. Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position. The leverage ratio was 10.35% at June 30, 2006 compared to 10.27% at December 31, 2005. Further, the risk-adjusted capital ratio of 13.92% at June 30, 2006 exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines. As allowed by the Federal Reserve Board capital guidelines the trust preferred securities issued by Capital City Bank Group Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank. Cash dividends declared and paid should not place unnecessary strain on our capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the second quarter of 2006 totaled $.1625 per share compared to $.1520 per share for the second quarter of 2005, an increase of 6.9%. The dividend payout ratios for the second quarter ended 2006 and 2005 were 36.8% and 34.5%, respectively.

State and federal regulations as well as our long-term debt agreements place certain restrictions on the payment of dividends by both CCBG and the Bank. At June 30, 2006, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first six months of 2006, shareowners' equity increased $6.0 million, or 3.9%, on an annualized basis. Growth in equity during the first six months of the year was positively impacted by net income of $15.7 million, the issuance of common stock of $0.9 million and, stock-based compensation accretion of $0.9 million. Equity was reduced by dividends paid during the first six months of the year by $6.1 million, or $.3250 per share, an increase in the net unrealized loss on available-for-sale securities of $0.7 million, and the repurchase of common stock of $4.8 million. At June 30, 2006, our common stock had a book value of $16.81 per diluted share compared to $16.39 at December 31, 2005.

Our Board of Directors has authorized the repurchase of up to 1,171,875 shares of our outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. To date, we have repurchased a total of 864,760 shares at an average purchase price of $18.28 per share. We repurchased 148,876 shares of our common stock in the second quarter of 2006 at an average purchase price of $32.41 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2006, we had $454.6 million in commitments to extend credit and $19.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Recent Accounting Pronouncements

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."
SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for us on January 1, 2007, and is not expected to have a significant impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.



TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

                                                   FOR THREE MONTHS ENDED JUNE 30,
                                                  2006                          005
                                       --------------------------   --------------------------
                                         Balance  Interest  Rate      Balance  Interest  Rate
                                       ---------- --------  -----   ---------- --------  -----
ASSETS
Loans, Net of Unearned Interest(1)(2)  $2,040,656  $39,059  7.68%   $1,932,637  $32,200  6.68%
Taxable Investment Securities             114,521    1,233  4.30%      149,958    1,113  2.96%
Tax-Exempt Investment Securities(2)        74,862      895  4.78%       41,316      513  4.97%
Funds Sold                                 48,778      586  4.75%       46,572      358  3.04%
                                       ----------  -------  ----    ----------  -------  ----
   Total Earning Assets                 2,278,817   41,773  7.35%    2,170,483   34,184  6.32%
Cash & Due From Banks                      99,830                      104,336
Allowance for Loan Losses                 (17,443)                    (16,998)
Other Assets                              241,886                      200,967
                                       ----------                   ----------
      TOTAL ASSETS                     $2,603,090                   $2,458,788

LIABILITIES
NOW Accounts                           $  510,088  $ 1,664  1.31%   $  413,799  $   560  0.54%
Money Market Accounts                     363,754    2,642  2.91%      270,195      830  1.23%
Savings Accounts                          136,168       67  0.20%      155,286       75  0.19%
Other Time Deposits                       518,679    4,343  3.36%      547,919    3,153  2.31%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Deposits          1,528,689    8,716  2.29%    1,387,199    4,618  1.34%
Short-Term Borrowings                      82,846      776  3.75%      108,508      734  2.71%
Subordinated Notes Payable                 62,887      926  5.91%       45,681      667  5.86%
Other Long-Term Borrowings                 63,597      764  4.82%       68,975      769  4.47%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Liabilities       1,738,019   11,182  2.58%    1,610,363    6,788  1.69%
Noninterest Bearing Deposits              519,066                      544,945
Other Liabilities                          30,211                       25,373
                                       ----------                   ----------
     TOTAL LIABILITIES                  2,287,296                    2,180,681

SHAREOWNERS' EQUITY
     TOTAL SHAREOWNERS' EQUITY            315,794                     278,107
                                       ----------                   ----------

     TOTAL LIABILITIES & EQUITY        $2,603,090                   $2,458,788
                                       ==========                   ==========

Interest Rate Spread                                        4.77%                        4.63%
                                                            ====                         ====
Net Interest Income                                $30,591                       $27,396
                                                   =======                       =======
Net Interest Margin(3)                                      5.38%                        5.07%
                                                            ====                         ====


                                                    FOR SIX MONTHS ENDED JUNE 30,
                                                  2006                          005
                                       --------------------------   --------------------------
                                         Balance  Interest  Rate      Balance  Interest  Rate
                                       ---------- --------  -----   ---------- --------  -----
ASSETS
Loans, Net of Unearned Interest(1)(2)  $2,044,627  $76,498  7.54%   $1,880,272  $61,120  6.56%
Taxable Investment Securities              16,278    2,323  3.99%      151,740    2,203  2.91%
Tax-Exempt Investment Securities(2)        67,158    1,570  4.67%       42,615    1,099  5.16%
Funds Sold                                 49,188    1,125  4.56%       34,479      517  2.98%
                                       ----------  -------  ----    ----------  -------  ----
   Total Earning Assets                 2,277,251   81,516  7.21%    2,109,106   64,939  6.21%
Cash & Due From Banks                     104,841                      100,848
Allowance for Loan Losses                 (17,512)                     (16,585)
Other Assets                              239,190                      189,849
                                       ----------                   ----------
      TOTAL ASSETS                     $2,603,770                   $2,383,218
                                       ==========                   ==========

LIABILITIES
NOW Accounts                           $  510,178  $ 3,110  1.23%   $  386,626  $ 1,007  0.53%
Money Market Accounts                     353,759    4,940  2.82%      261,072    1,455  1.12%
Savings Accounts                          137,906      130  0.19%      151,502      151  0.20%
Other Time Deposits                       520,314    8,258  3.20%      549,983    6,314  2.31%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Deposits          1,522,157   16,438  2.18%    1,349,183    8,927  1.33%
Short-Term Borrowings                      88,326    1,600  3.64%       94,125    1,184  2.54%
Subordinated Notes Payable                 62,887    1,852  5.94%       38,345    1,108  5.83%
Other Long-Term Borrowings                 66,763    1,574  4.75%       68,590    1,489  4.38%
                                       ----------  -------  ----    ----------  -------  ----
   Total Int. Bearing Liabilities       1,740,133   21,464  2.49%    1,550,243   12,708  1.65%
Noninterest Bearing Deposits              521,865                      540,812
Other Liabilities                          28,132                       22,589
     TOTAL LIABILITIES                  2,290,130                    2,113,644

SHAREOWNERS' EQUITY
     TOTAL SHAREOWNERS' EQUITY            313,640                      269,574
                                       ----------                   ----------

     TOTAL LIABILITIES & EQUITY         2,603,770                   $2,383,218
                                       ==========                   ==========

Interest Rate Spread                                        4.72%                        4.56%
                                                            ====                         ====
Net Interest Income                                $60,052                      $52,231
                                                   =======                       =======
Net Interest Margin(3)                                      5.31%                        4.99%
                                                            ====                         ====


(1) Average balances include nonaccrual loans.  Interest income includes fees on loans of $979,128 and $1.9 million, for the three and six months ended June 30, 2006, versus $820,478 and $1.3 million for the comparable periods ended June 30, 2005.

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

Our financial assets and liabilities are classified as other-than-trading.
An analysis of the other-than-trading financial components, including the fair values, are presented in Table II. This table presents our consolidated interest rate sensitivity position as of June 30, 2006 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

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


Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Other Than Trading Portfolio)

                                                         As of June 30, 2006                                   Fair
(Dollars in Thousands)        Year 1      Year 2     Year 3     Year 4     Year 5     Beyond      Total        Value
-----------------------------------------------------------------------------------------------------------------------
Loans
  Fixed Rate                $  305,779   $155,784   $116,878    $55,001    $26,097    $20,923   $  680,463   $  679,515
    Average Interest Rate        6.30%      7.47%      7.53%      7.27%      6.92%      6.04%        6.87%
  Floating Rate(2)           1,100,334    145,866    106,947      7,242      4,814      7,195    1,372,397    1,372,397
    Average Interest Rate        6.78%      6.61%      7.21%      7.61%      7.69%      7.89%        6.81%
Investment Securities(3)
  Fixed Rate                    43,248     58,180     56,426      3,696     10,213     17,987      189,750      189,750
    Average Interest Rate        3.05%      3.74%      4.23%      4.38%      4.08%      5.52%        3.93%
  Floating Rate                  1,482          -          -          -          -          -        1,482        1,482
    Average Interest Rate        5.09%          -          -          -          -          -        5.09%
Other Earning Assets
  Floating Rate                126,211          -          -          -          -          -      126,211      126,211
    Average Interest Rates       4.82%          -          -          -          -          -        4.82%
Total Financial Assets      $1,557,053   $359,830   $280,251    $65,939    $41,123    $46,105   $2,370,302   $2,367,387
    Average Interest Rates       6.43%      6.52%      6.74%      7.15%      6.30%      6.12%        6.49%

Deposits(4)
  Fixed Rate Deposits       $  419,299   $ 61,548   $ 21,558    $ 7,976    $ 3,045    $   257   $  513,682   $  423,834
    Average Interest Rates       3.53%      3.66%      3.83%      3.77%      4.11%      4.93%        3.56%
  Floating Rate Deposits     1,067,628          -          -          -          -          -    1,067,628    1,067,628
    Average Interest Rates       1.94%          -          -          -          -          -        1.94%
Other Interest Bearing
    Liabilities
  Fixed Rate Debt                3,981     14,545     13,610      3,509      3,281     24,097       63,022       61,025
    Average Interest Rate        4.74%      4.43%      4.46%      4.64%      5.06%      5.26%        4.82%
  Floating Rate Debt            77,571          -          -     30,928     31,959          -      140,458      140,458
    Average Interest Rate        3.50%          -          -      5.71%      6.07%          -        4.57%
Total Financial Liabilities $1,568,479   $ 76,092   $ 35,169    $74,371    $ 6,325    $24,354   $1,784,790   $1,692,945
    Average interest Rate        2.45%      3.80%      4.07%      5.61%      4.60%      5.25%        2.72%


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


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2006, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

                                                                               Maximum Number
                                                                               of shares that
                                                                                 may yet be
                           Total                       Total number of           purchased
                          number       Average       shares purchased as       under our share
                        of shares     price paid       part of our share         repurchase
Period                  purchased     per share      repurchase program(1)         program
-----------------------------------------------------------------------------------------------
April 1, 2006 to              -             -                    -                 455,991
April 30, 2006

May 1, 2006 to            47,300        $32.71              763,184                408,691
May 31, 2006

June 1, 2006 to          101,576         32.27              864,760                307,115
June 30, 2006
                        --------       -------             --------               --------
Total                    148,876        $32.41              864,760                307,115
                        ========       =======             ========               ========


(1) This balance represents the number of shares that were repurchased through the Capital City
    Bank Group, Inc. Share Repurchase Program, which was approved on March 30, 2000, and modified by our
    Board on January 24, 2002 (the "Program") under which we were authorized to repurchase up to 1,171,875 shares of our common stock.  The Program is flexible and shares are acquired with free cash flow from the public markets and other sources.  There is no predetermined expiration date for the Program.




Item 3.  Defaults Upon Senior Securities

  None.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 25, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. The following summarizes all matters voted upon at this meeting.

1. The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

   For terms to expire at                     Against
   the 2009 annual meeting:        For        Withheld
   ----------------------------------------------------
   DuBose Ausley                15,635,678    149,636
   Frederick Carroll, III       15,768,143     17,171
   John K. Humphress            15,767,211     18,103
   Henry Lewis III              15,744,434     40,880

2. The shareowners ratified the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2006. The number of votes cast were as follows:

                          Against/         Abstentions/
              For         Withheld       Broker Non-Vote
           ---------------------------------------------
           15,761,858      11,506            11,950


Item 5.  Other Information

  None.


Item 6.  Exhibits

(A) Exhibits

10.1 Form of Participant Agreement for the Capital City Bank Group, Inc. Long-Term Incentive Plan.

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

Date:  August 9, 2006





1