Form 10-Q
period 2006-09-30
CAPITAL CITY BANK GROUP INC
filed 2006-11-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-13358

CAPITAL CITY BANK GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2273542
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

217 North Monroe Street, Tallahassee, Florida	32301
(Address of principal executive office)	(Zip Code)

(850) 671-0300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At October 31, 2006, 18,532,107 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

•	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;

•	strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	effects of harsh weather conditions, including hurricanes;

•	inflation, interest rate, market and monetary fluctuations;

•	effect of changes in the stock market and other capital markets;

•	legislative or regulatory changes;

•	willingness of customers to accept third-party products and services for our products and services and vice versa;

•	changes in the securities and real estate markets;

•	increased competition and its effect on pricing;

•	technological changes;

•	changes in monetary and fiscal policies of the U.S. government;

•	changes in consumer spending and savings habits;

•	growth and profitability of our noninterest income;

•	changes in accounting principles, policies, practices or guidelines;

•	other risks described from time to time in filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

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

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Thousands, Except Per Share Data)	2006	2005	2006	2005
INTEREST INCOME
Interest and Fees on Loans	$40,260	$35,331	$116,570	$96,278
Investment Securities:
U.S. Treasury	132	89	310	347
U.S. Govt. Agencies and Corporations	929	788	2,672	2,442
States and Political Subdivisions	650	416	1,672	1,132
Other Securities	203	144	606	436
Funds Sold	338	121	1,463	638
Total Interest Income	42,512	36,889	123,293	101,273

INTEREST EXPENSE
Deposits	9,985	5,480	26,423	14,407
Short-Term Borrowings	753	691	2,352	1,875
Subordinated Notes Payable	936	931	2,789	2,039
Other Long-Term Borrowings	615	783	2,189	2,272
Total Interest Expense	12,289	7,885	33,753	20,593

NET INTEREST INCOME	30,223	29,004	89,540	80,680
Provision for Loan Losses	711	376	1,499	1,174
Net Interest Income After Provision For Loan Losses	29,512	28,628	88,041	79,506

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,450	5,635	18,226	15,018
Data Processing	673	660	2,014	1,917
Asset Management Fees	1,215	1,050	3,420	3,175
Securities Transactions	0	9	(4)	9
Mortgage Banking Revenues	824	1,317	2,448	3,116
Other	4,982	4,452	15,089	12,989
Total Noninterest Income	14,144	13,123	41,193	36,224

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,277	14,046	45,912	39,793
Occupancy, Net	2,354	2,119	6,935	6,091
Furniture and Equipment	2,492	2,285	7,652	6,589
Intangible Amortization	1,536	1,430	4,601	3,922
Merger Expense	-	180	-	414
Other	8,763	8,549	26,484	23,663
Total Noninterest Expense	30,422	28,609	91,584	80,472

INCOME BEFORE INCOME TAXES	13,234	13,142	37,650	35,258
Income Taxes	4,554	4,565	13,234	12,436

NET INCOME	$8,680	$8,577	$24,416	$22,822
Basic Net Income Per Share	$.47	$.46	$1.31	$1.26
Diluted Net Income Per Share	$.47	$.46	$1.31	$1.26

Average Basic Shares Outstanding	18,529,926	18,623,037	18,604,488	18,142,502
Average Diluted Shares Outstanding	18,564,932	18,648,504	18,627,167	18,156,764

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited)

(Dollars In Thousands, Except Share Data)	September 30, 2006	December 31, 2005
ASSETS
Cash and Due From Banks	$100,781	$105,195
Funds Sold and Interest Bearing Deposits	35,631	61,164
Total Cash and Cash Equivalents	136,412	166,359
Investment Securities, Available-for-Sale	190,617	171,019

Loans, Net of Unearned Interest	2,009,459	2,067,494
Allowance for Loan Losses	(17,311)	(17,410)
Loans, Net	1,992,148	2,050,084

Premises and Equipment, Net	84,915	73,818
Goodwill	84,810	84,829
Other Intangible Assets	21,076	25,622
Other Assets	48,895	53,731
Total Assets	$2,558,873	$2,625,462

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$506,331	$559,492
Interest Bearing Deposits	1,542,908	1,519,854
Total Deposits	2,049,239	2,079,346

Short-Term Borrowings	54,171	82,973
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	43,701	69,630
Other Liabilities	29,833	24,850
Total Liabilities	2,239,831	2,319,686

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 18,532,104 and 18,631,706 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	185	186
Additional Paid-In Capital	80,938	83,304
Retained Earnings	238,870	223,532
Accumulated Other Comprehensive Loss, Net of Tax	(951)	(1,246)
Total Shareowners' Equity	319,042	305,776
Total Liabilities and Shareowners' Equity	$2,558,873	$2,625,462

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, December 31, 2005	$186	$83,304	$223,532	$(1,246)	$305,776
Comprehensive Income:
Net Income	-	-	24,416	-
Net Change in Unrealized Loss On Available-for-Sale Securities	-	-	-	295
Total Comprehensive Income	-	-	-	-	24,711
Cash Dividends ($.4875 per share)	-	-	(9,078)	-	(9,078)
Stock Performance Plan Compensation	-	1,504	-	-	1,504
Issuance of Common Stock	1	969	-	-	970
Repurchase of Common Stock	(2)	(4,839)	-	-	(4,841)

Balance, September 30, 2006	$185	$80,938	$238,870	$(951)	$319,042

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30
(Unaudited)

(Dollars in Thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$24,416	$22,822
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	1,499	1,174
Depreciation	5,251	4,324
Net Securities Amortization	480	1,133
Amortization of Intangible Assets	4,601	3,922
Loss (Gain) on Sale of Investment Securities	4	(9)
Origination of Loans Held-for-Sale	(144,719)	(167,172)
Proceeds From Sales of Loans Held-for-Sale	148,330	170,667
Net Gain From Sales of Loans Held-for-Sale	(2,448)	(3,116)
Non-Cash Compensation	1,504	1,083
Deferred Income Taxes	3,704	1,450
Net Decrease (Increase) in Other Assets	4,225	(3,447)
Net Increase in Other Liabilities	2,359	10,974
Net Cash Provided By Operating Activities	49,206	43,805

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(95,807)	(78,748)
Sales	283	35,142
Payments, Maturities, and Calls	75,872	94,723
Net Decrease (Increase) in Loans	54,636	(107,237)
Net Cash Acquired in Acquisition	-	37,412
Purchase of Premises & Equipment	(16,634)	(13,264)
Proceeds From Sales of Premises & Equipment	286	175
Net Cash Provided By (Used In) Investing Activities	18,636	(31,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(30,108)	(70,983)
Net Decrease in Short-Term Borrowings	(42,271)	(88,311)
Proceeds from Subordinated Note Payable	-	31,959
Increase in Other Long-Term Borrowings	3,250	88,116
Repayment of Other Long-Term Borrowings	(15,711)	-
Dividends Paid	(9,078)	(8,371)
Repurchase of Common Stock	(4,841)	-
Issuance of Common Stock	969	785
Net Cash Used In Financing Activities	(97,790)	(46,805)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,948)	(35,316)

Cash and Cash Equivalents at Beginning of Period	166,359	161,545
Cash and Cash Equivalents at End of Period	$136,412	$126,229

Supplemental Disclosure:
Interest Paid on Deposits	$26,051	$13,685
Interest Paid on Debt	7,523	6,034
Taxes Paid	11,530	11,129
Loans Transferred to Other Real Estate	638	2,391
Issuance of Common Stock as Non-Cash Compensation	1,504	339
Transfer of Current Portion of Long-Term Borrowings to Short-Term Borrowings	13,061	42,649

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT'S OPINION AND ACCOUNTING POLICES

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005.

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2006
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,083	$29	$33	$12,079
U.S. Government Agencies and Corporations	60,043	47	669	59,421
States and Political Subdivisions	83,007	19	485	82,541
Mortgage-Backed Securities	24,358	31	461	23,928
Other Securities(1)	12,648	-	-	12,648
Total Investment Securities	$192,139	$126	$1,648	$190,617

	December 31, 2005
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$9,065	$-	$50	$9,015
U.S. Government Agencies and Corporations	75,233	-	1,017	74,216
States and Political Subdivisions	53,611	44	512	53,143
Mortgage-Backed Securities	20,948	35	452	20,531
Other Securities(1)	14,114	-	-	14,114
Total Investment Securities	$172,971	$79	$2,031	$171,019

(1)	FHLB and FRB stock recorded at cost.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2006	December 31, 2005
Commercial, Financial and Agricultural	$218,442	$218,434
Real Estate-Construction	183,237	160,914
Real Estate-Commercial	647,302	718,741
Real Estate-Residential	539,828	553,124
Real Estate-Home Equity	174,577	165,337
Real Estate-Loans Held-for-Sale	3,780	4,875
Consumer	242,293	246,069
Loans, Net of Unearned Interest	$2,009,459	$2,067,494

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month periods ended September 30 was as follows:

(Dollars in Thousands)	2006	2005
Balance, Beginning of Period	$17,410	$16,037
Acquired Reserves	-	1,385
Provision for Loan Losses	1,499	1,174
Recoveries on Loans Previously Charged-Off	1,309	1,361
Loans Charged-Off	(2,907)	(2,533)
Balance, End of Period	$17,311	$17,424

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Selected information pertaining to impaired loans is depicted in the table below:

	September 30, 2006		December 31, 2005
Impaired Loans:
With Related Valuation Allowance	$5,554	$2,143	$5,612	$2,915
Without Related Valuation Allowance	3,455	-	1,658	-

NOTE 5 - INTANGIBLE ASSETS

The Company had intangible assets of $105.9 million and $110.5 million at September, 2006 and December 31, 2005, respectively. Intangible assets were as follows:

	September 30, 2006		December 31, 2005
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$27,544	$47,176	$23,312
Goodwill	88,596	3,786	88,615	3,786
Customer Relationship Intangible	1,867	449	1,867	305
Non-Compete Agreement	539	513	483	287
Total Intangible Assets	$138,178	$32,292	$138,141	$27,690

Net Core Deposit Intangibles: As of September 30, 2006 and December 31, 2005, the Company had net core deposit intangibles of $19.6 million and $23.9 million, respectively. Amortization expense for the first nine months of 2006 and 2005 was $4.2 million and $3.6 million, respectively. Estimated annual amortization expense is $5.6 million.

Goodwill: As of September 30, 2006 and December 31, 2005, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

Other: As of September 30, 2006 and December 31, 2005, the Company had a customer relationship intangible, net of accumulated amortization, of $1.4 million and $1.6 million, respectively. This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first nine months of 2006 and 2005 was $144,000. Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.

As of September 30, 2006 and December 31, 2005, the Company also had a non-compete intangible, net of accumulated amortization, of $26,000 and $196,000, respectively. This intangible was recorded as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin, Georgia. Amortization expense for the first nine months of 2006 and 2005 was $226,000 and $178,000, respectively. Estimated amortization expense for the remainder of 2006 is $26,000.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 2006 and December 31, 2005 was as follows:

(Dollars in Thousands)	September 30, 2006	December 31, 2005
NOW Accounts	$533,549	$520,878
Money Market Accounts	387,906	331,094
Savings Deposits	129,884	144,296
Other Time Deposits	491,569	523,586
Total Interest Bearing Deposits	$1,542,908	$1,519,854

NOTE 7 - STOCK-BASED COMPENSATION

In accordance with the Company’s adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in the first quarter of 2003, the cost related to stock-based associate compensation included in net income has been accounted for under the fair value method in all reported periods.

On January 1, 2006, the Company adopted SFAS 123R. The Company continues to include the cost of its share-based compensation plans in net income under the fair value method.

As of September 30, 2006, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP"). Total compensation expense associated with these plans for the nine months ended September 30, 2006 and 2005, was approximately $1.5 million and $1.1 million, respectively.

AIP. The Company's AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation. Under the AIP, the Company has adopted the Stock-Based Incentive Plan (the "Incentive Plan"), effective January 1, 2006, which is a performance-based equity bonus plan for selected members of management, including all executive officers. Under the Incentive Plan, all participants are eligible to earn an equity award, consisting of performance shares, in each year of the five-year period ending December 31, 2010. Annual awards are tied to the annual earnings progression necessary to achieve the Project 2010 goal of $50.0 million in annual net income. The grant-date fair value of an annual compensation award is approximately $1.5 million. A total of 43,437 shares are eligible for issuance annually.

At the end of each calendar year, the Compensation Committee of the Company’s Board of Directos will confirm whether the performance goals have been met prior to the payout of any awards. Any performance shares earned under the Incentive Plan will be issued in the calendar quarter following the calendar year in which the shares were earned.

In accordance with the provisions of SFAS 123R, the Company recognized expense of approximately $1.1 million for the first nine months of 2006 related to the Incentive Plan. Under a substantially similar predecessor plan, the Company recognized expense of $581,000 for the first nine months of 2005. A total of 875,000 shares of common stock have been reserved for issuance under the AIP. To date, the Company has issued 28,093 shares of common stock.

Executive Stock Option Agreement. In 2006, under the provisions of the AIP, the Company's Board of Directors approved a stock option agreement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). Similar stock option agreements were approved in 2003-2005. These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised. The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64. The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively. Under the 2005 agreement, the earnings per share conditions were not met; therefore, no economic value was earned by the executive. In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expense of approximately $146,000 and $145,000 for the first nine months of 2006 and 2005, respectively, related to the aforementioned agreements.

A summary of the status of the Company’s option shares as of September 30, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	60,384	$32.79	8.3	$88,161
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2006	60,384	$32.79	7.8	$-
Exercisable at September 30, 2006	35,977	$32.79	7.8	$-

As of September 30, 2006, there was $173,000 of total unrecognized compensation cost related to the nonvested option shares granted under the agreements. That cost is expected to be recognized over a remaining weighted-average period of 10 months.

DSPP. The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees. The DSPP has 93,750 shares reserved for issuance. A total of 16,733 shares have been issued since the inception of the DSPP. For the first nine months of 2006, the Company issued 10,144 shares under the DSPP and recognized $31,000 in expense related to this plan. For the first nine months of 2005, the Company issued 5,418 shares and recognized $21,000 in expense related to the DSPP.

ASPP. Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. A total of 36,281 shares have been issued since inception of the ASPP. For the first nine months of 2006, the Company issued 9,343 shares under the ASPP and recognized $67,000 in expense related to this plan. For the first nine months of 2005, the Company issued 8,928 shares and recognized $66,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP Plan was $6.22 for the first nine months of 2006. For the first nine months of 2005, the weighted average fair value of the purchase rights granted was $6.48. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Dividend yield	1.95%	1.9%
Expected volatility	23.5%	28.0%
Risk-free interest rate	4.5%	2.6%
Expected life (in years)	0.5	0.5

NOTE 8 - EMPLOYEE BENEFIT PLANS

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
Discount Rate	5.75%	6.00%	5.75%	6.00%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,250	$1,183	$3,750	$3,263
Interest Cost	875	838	2,625	2,438
Expected Return on Plan Assets	(975)	(782)	(2,925)	(2,378)
Prior Service Cost Amortization	50	55	150	165
Net Loss Amortization	375	400	1,125	990
Net Periodic Benefit Cost	$1,575	$1,694	$4,725	$4,478

The components of the net periodic benefit costs for the Company's Supplemental Executive Retirement Plan ("SERP") were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
Discount Rate	5.75%	6.00%	5.75%	6.00%
Long-Term Rate Of Return On Assets	N/A	N/A	N/A	N/A

Service Cost	$30	$35	$90	$105
Interest Cost	56	54	168	162
Expected Return On Plan Assets	N/A	N/A	N/A	N/A
Prior Service Cost Amortization	15	15	45	45
Net Loss Amortization	19	21	57	63
Net Periodic Benefit Cost	$120	$125	$360	$375

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of September 30, 2006, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$443.3
Standby Letters of Credit	$17.8

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

NOTE 10 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). Comprehensive income totaled $9.6 million and $24.7 million, respectively, for the three and nine months ended September 30, 2006, and $8.4 million and $22.3 million, respectively, for the comparable periods in 2005. The Company’s comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities totaled $963,000 and $295,000, respectively, for the three and nine months ended September, 2006, and $(195,000) and $(540,000), respectively, for the three and nine months ended September 30, 2005. Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the nine months ended September 30, 2006 and 2005.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006			2005				2004
(Dollars in Thousands, Except Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$42,512	$41,369	$39,412	$38,780	$36,889	$33,910	$30,474	$29,930
Interest Expense	12,289	11,182	10,282	9,470	7,885	6,788	5,920	5,634
Net Interest Income	30,223	30,187	29,130	29,310	29,004	27,122	24,554	24,296
Provision for Loan Losses	711	121	667	1,333	376	388	410	300
Net Interest Income After Provision for Loan Losses	29,512	30,066	28,463	27,977	28,628	26,734	24,144	23,996
Gain on Sale of Credit Card Portfolios	-	-	-	-	-	-	-	324
Noninterest Income	14,144	14,003	13,045	12,974	13,123	12,041	11,060	11,596
Conversion/Merger Expense	-	-	-	24	180	234	-	436
Noninterest Expense	30,422	31,070	30,092	29,318	28,429	26,362	25,267	24,481
Income Before Provision for Income Taxes	13,234	12,999	11,416	11,609	13,142	12,179	9,937	10,999
Provision for Income Taxes	4,554	4,684	3,995	4,150	4,565	4,311	3,560	3,737
Net Income	$8,680	$8,315	$7,421	$7,459	$8,577	$7,868	$6,377	$7,262
Net Interest Income (FTE)	$30,745	$30,591	$29,461	$29,652	$29,329	$27,396	$24,835	$24,619

Per Common Share:
Net Income Basic	$.47	$.44	$.40	$.40	$.46	$.44	$.36	$.40
Net Income Diluted	.47	.44	.40	.40	.46	.44	.36	.40
Dividends Declared	.163	.163	.163	.163	.152	.152	.152	.152
Diluted Book Value	17.18	16.81	16.65	16.39	16.17	15.87	14.69	14.51
Market Price:
High	33.25	35.39	37.97	39.33	38.72	33.46	33.60	36.78
Low	29.87	29.51	33.79	33.21	31.78	28.02	29.30	30.17
Close	31.10	30.20	35.55	34.29	37.71	32.32	32.41	33.44

Selected Average
Balances:
Loans	$2,025,112	$2,040,656	$2,048,642	$2,062,775	$2,046,968	$1,932,637	$1,827,327	$1,779,736
Earning Assets	2,241,158	2,278,817	2,275,667	2,279,010	2,250,902	2,170,483	2,047,049	2,066,111
Assets	2,560,155	2,603,090	2,604,458	2,607,597	2,569,524	2,458,788	2,306,807	2,322,870
Deposits	2,023,523	2,047,755	2,040,248	2,027,017	2,013,427	1,932,144	1,847,378	1,853,588
Shareowners’ Equity	318,041	315,794	311,461	306,208	300,931	278,107	260,946	248,773
Common Equivalent Average Shares:
Basic	18,530	18,633	18,652	18,624	18,623	18,094	17,700	17,444
Diluted	18,565	18,653	18,665	18,654	18,649	18,102	17,708	17,451

Ratios:
ROA	1.35%	1.28%	1.16%	1.14%	1.32%	1.28%	1.12%	1.24%
ROE	10.83%	10.56%	9.66%	9.67%	11.31%	11.35%	9.91%	11.61%
Net Interest Margin (FTE)	5.45%	5.38%	5.25%	5.16%	5.17%	5.07%	4.92%	4.75%
Efficiency Ratio	64.35%	66.23%	67.20%	65.22%	63.60%	63.56%	67.06%	63.85%

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2006 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

In this MD&A, we present an operating efficiency ratio and an operating net noninterest expense as a percent of average assets, both of which are not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provide important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing non-interest expense less intangible amortization and one-time merger expenses, by the sum of tax equivalent net interest income and noninterest income. We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense excluding intangible amortization and one-time merger expenses from noninterest income. Management uses these non-GAAP measures as part of its assessment of its performance in managing non-interest expenses. We believe that excluding intangible amortization and one-time merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

Although we believe the above-mentioned non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, there are material limitations associated with the use of these non-GAAP financial measures such as the risks that readers of our financial statements may disagree as to the appropriateness of items included or excluded in these measures and that our measures may not be directly comparable to other companies that calculate these measures differently. Our management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measure as detailed below.

Reconciliation of operating efficiency ratio to efficiency ratio -

	Nine Months Ended September 30
	2006	2005
Efficiency ratio	69.39%	68.32%
Effect of intangible amortization and one-time merger expenses	(3.49)%	(3.68)%
Operating efficiency ratio	65.90%	64.64%

Reconciliation of operating net noninterest expense to net noninterest expense -

	Nine Months Ended September 30
	2006	2005
Net noninterest expense as a percent of average assets	2.60%	2.42%
Effect of intangible amortization and one-time merger expenses	(0.24)%	(0.24)%
Operating net noninterest expense as a percent of average assets	2.36%	2.18%

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our Annual Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB"). The Bank offers a broad array of products and services through a total of 69 full-service offices located in Florida, Georgia, and Alabama. The Bank also has mortgage lending offices in three additional Florida communities, and one Georgia community. The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, securities brokerage and data processing services.

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

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2006 versus 2005 is provided below.

2006 Financial Performance Highlights -

•	Earnings of $8.7 million, up 1.2% and $24.4 million, up 7.0% for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.

•  Diluted earnings per share of $.47 for the third quarter of 2006 compared to $.46 for the comparable period in 2005.  Earnings per diluted share for the nine months ended
         September 30, 2006 of $1.31 represents a 4.0% increase over the same period in 2005.

•
Growth in earnings was attributable to improvement in operating revenues of 5.3% and 11.8% for the three and nine month periods, respectively, driven primarily by higher net interest income and noninterest income.

•	Taxable equivalent net interest income grew 4.8% and 11.3% for the three and nine month periods, respectively, due to an improved net interest margin.

•
Net interest margin percentage improved 28 basis points and 31 basis points for the three and nine month periods, respectively, driven by favorable re-pricing spread and higher yield on new loan production.

•	Noninterest income grew 7.8% and 13.7% for the three and nine month periods, respectively, due primarily to higher deposit fees, asset management fees, retail brokerage fees, and card processing fees.

•
Continued strong credit quality as reflected by a nonperforming asset ratio of .34% and an annualized net charge-off ratio of .13% for the third quarter of 2006 compared to .08% for the same period in 2005. At quarter-end the allowance for loan losses was .86% of outstanding loans and provided coverage of 269% of nonperforming loans compared to .85% and 343%, respectively, for the same period in 2005.

•	We remain well-capitalized with a risk based capital ratio of 14.72%.

RESULTS OF OPERATIONS

Net Income

Earnings for the three and nine months ended September 30, 2006 were $8.7 million, or $.47 per diluted share, and $24.4 million, or $1.31 per diluted share, respectively. This compared to $8.6 million, or $.46 per diluted share and $22.8 million, or $1.26 per diluted share in 2005. Results include the impact of the acquisition of FABC in May 2005.

The growth in earnings for the third quarter of 2006 was primarily attributable to an increase in operating revenues (defined as net interest income plus noninterest income) of $2.2 million, partially offset by increases in noninterest expense of $1.8 million and loan loss provision of $335,000. The increase in operating revenues is reflective of a 4.2% increase in net interest income and a 7.8% increase in noninterest income.

The growth in earnings for the nine month period of $1.6 million, or 7.0% was primarily attributable to an increase in operating revenues of $13.8 million, or 11.8%, partially offset by an increase in noninterest expense of $11.1 million, or 13.8%, and income taxes of $797,000, or 6.4%. The increase in operating revenue reflects an 11.0% increase in net interest income and a 13.7% increase in noninterest income.

A condensed earnings summary is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
Interest Income	$42,512	$36,889	$123,293	$101,273
Taxable Equivalent Adjustment(1)	522	325	1,256	879
Interest Income (FTE)	43,034	37,214	124,549	102,152
Interest Expense	(12,289)	(7,885)	(33,753)	(20,593)
Net Interest Income (FTE)	30,745	29,329	90,796	81,559
Provision for Loan Losses	(711)	(376)	(1,499)	(1,174)
Taxable Equivalent Adjustment	(522)	(325)	(1,256)	(879)
Net Interest Income After Provision	29,512	28,628	88,041	79,506
Noninterest Income	14,144	13,123	41,193	36,224
Merger Expense	-	(180)	-	(414)
Noninterest Expense	(30,422)	(28,429)	(91,584)	(80,058)
Income Before Income Taxes	13,234	13,142	37,650	35,258
Income Taxes	(4,554)	(4,565)	(13,234)	(12,436)
Net Income	$8,680	$8,577	$24,416	$22,822

Percent Change	1.20%	(20.72)%	6.98%	3.22%
Return on Average Assets(2)	1.35%	1.32%	1.26%	1.25%
Return on Average Equity(2)	10.83%	11.31%	10.36%	10.89%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. Third quarter of 2006 taxable-equivalent net interest income increased $1.4 million, or 4.8%, over the comparable quarter in 2005. During the first nine months of 2006, taxable-equivalent net interest income increased $9.3 million, or 11.3%, respectively, over the first nine months of 2005. This increase was caused by the effect of our acquisition of FABC, higher earning asset yields and a slight improvement in earning asset mix, partially offset by higher funding costs and a change in deposit mix. The increase in yields and funding costs are a result of the higher interest rate environment. The combination of these factors resulted in a 28 basis point improvement in the net interest margin as compared to the third quarter of 2005. Table I provides a comparative analysis of our average balances and interest rates.

For the three month period ended September 30, 2006, taxable-equivalent interest income increased $5.8 million or 15.6%, over the comparable period in 2005. During the first nine months of 2006, taxable-equivalent interest income improved $22.4 million, or 21.9%, respectively, over the comparable period in 2005. The increase was attributable to a change in earning asset mix and higher yields on earning assets. Earning asset yields improved 106 basis points to 7.62% in the third quarter of 2006 from 6.56% in the third quarter of 2005 and 7.35% in the prior quarter, primarily attributable to the higher interest rate environment. Relative to the third quarter, we anticipate income on earning assets will remain down slightly for the fourth quarter resulting from a slight decline in the net interest margin and an anticipated lower level of earning assets.

Interest expense for the three and nine month periods ended September 30, 2006 increased $4.4 million, or 55.9% and $13.2 million, or 63.9%, respectively, from the comparable prior year periods. The increased expense is attributable to higher rates paid on all interest bearing liabilities and an increase in long-term debt costs resulting from debt secured to fund the FABC acquisition. The average rate paid on interest bearing liabilities of 2.84% in the third quarter of 2006 represents an increase of 98 and 26 basis points, respectively, over the third quarter of 2005 and second quarter of 2006. We anticipate that our interest expense will continue to increase in the fourth quarter due to continued upward pressure on our funding costs driven by the higher rate environment, shifting deposit mix, and increased competition for deposits.

Our interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.60% for the first nine months of 2005 to 4.75% for the comparable period in 2006.

Our net interest margin (defined as federal taxable-equivalent net interest income divided by average earning assets) was 5.45% and 5.36%, respectively, for the three and nine month periods of 2006, versus 5.17% and 5.05%, respectively, for the comparable periods in 2005. The increase in margin reflects higher asset yields driven by rising interest rates. The net interest margin is expected to decline during the fourth quarter, which is attributable to factors noted above.

Provision for Loan Losses

The provision for loan losses was $711,000 and $1.5 million, respectively, for the three and nine month periods ended September 30, 2006, compared to $376,000 and $1.2 million for the same periods in 2005. The increase in the provision for both periods was due to a higher level of required reserves.

Net charge-offs totaled $664,000, or .13% of average loans for the third quarter of 2006 compared to $403,000, or .08% for the third quarter of 2005. For the nine-month period ended September 30, 2006, net charge-offs totaled $1.6 million, or .10% of average loans compared to $1.2 million, or .08% of average loans for the comparable period in 2005. At quarter-end the allowance for loan losses was .86% of outstanding loans and provided coverage of 269% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
CHARGE-OFFS
Commercial, Financial and Agricultural	$294	$151	$760	$541
Real Estate - Construction	-	-	-	-
Real Estate - Commercial	-	4	291	10
Real Estate - Residential	81	115	127	177
Consumer	690	551	1,729	1,805
Total Charge-offs	1,065	821	2,907	2,533

RECOVERIES
Commercial, Financial and Agricultural	43	43	168	150
Real Estate - Construction	-	-	-	-
Real Estate - Commercial	4	1	9	1
Real Estate - Residential	2	20	11	36
Consumer	352	354	1,121	1,174
Total Recoveries	401	418	1,309	1,361

Net Charge-offs	$664	$403	$1,598	$1,172

Net Charge-offs (Annualized) as a
Percent of Average Loans Outstanding,
Net of Unearned Interest	.13%	.08%	.10%	.08%

Noninterest Income

Noninterest income increased $1.0 million, or 7.8%, and $5.0 million, or 13.7%, respectively, over the comparable three and nine month periods in 2005. The increase in both periods was primarily due to higher deposit fees, asset management fees, retail brokerage fees, and card processing fees. The increase in deposit fees is due to the growth in deposit accounts reflective of strong deposit growth that has resulted from our “Absolutely Free" checking products. Asset management fees increased due to growth in new business. The improvement in retail brokerage fees is due to an increase in the sales force, which has increased production. Card processing fees were driven higher by increased transaction volume for merchant services and increased bank card activity. Noninterest income represented 31.9% and 31.5%, respectively, of operating revenue for the three and nine month periods of 2006 compared to 31.2% and 31.0%, respectively, for the same periods in 2005.

The table below reflects the major components of noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
Noninterest Income:
Service Charges on Deposit Accounts	$6,450	$5,635	$18,226	$15,018
Data Processing	674	660	2,014	1,917
Asset Management Fees	1,215	1,050	3,420	3,175
Retail Brokerage Fees	520	305	1,505	917
Mortgage Banking Revenues	824	1,317	2,448	3,116
Merchant Service Fees	1,766	1,556	5,284	4,652
Interchange Fees	797	582	2,261	1,608
ATM/Debit Card Fees	635	550	1,861	1,624
Other	1,263	1,468	4,174	4,197

Total Noninterest Income	$14,144	$13,123	$41,193	$36,224

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees increased $815,000, or 14.5%, and $3.2 million, or 21.4%, respectively, over the comparable three and nine month periods in 2005. The increase reflects higher overdraft and nonsufficient funds fees due primarily to growth in deposit accounts attributable to an increase in free checking accounts and improved fee collection efforts.

Asset Management Fees. Income from asset management activities increased $165,000, or 15.7%, and $245,000, or 7.7%, respectively, over the comparable three and nine month periods in 2005. The improvement for both periods is primarily due to growth in new business within existing and new markets. At September 30, 2006, assets under management totaled $713.0 million, representing an increase of $32.0 million, or 4.7% from the comparable period in 2005.

Mortgage Banking Revenues. Mortgage banking revenues decreased $493,000, or 37.4%, and $668,000, or 21.5%, respectively, from the comparable three and nine month periods in 2005. The decrease reflects the local and national trend of a slower housing market and a decreased level of refinance activity.

Card Fees. Card processing fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $510,000, or 19.0%, and $1.5 million, or 19.3%, respectively, over the comparable three and nine periods in 2005. The increase in merchant service fees is primarily due to higher transaction volume reflective of growth in merchant accounts. Higher interchange fees and ATM/debit card fees reflect an increase in our active card base primarily associated with growth in deposit accounts.

Other. Other income decreased $205,000, or 13.9%, and $23,000, or 0.5%, respectively, over the comparable three and nine month periods in 2005 due primarily to lower miscellaneous loan fees and miscellaneous recoveries.

Noninterest Expense

Noninterest expense increased $1.8 million, or 6.3%, and $11.1 million, or 13.8%, respectively, over the comparable three and nine month periods in 2005. Higher expense for compensation and occupancy were the primary reasons for the increase in the third quarter. Increases in compensation, occupancy, and other expense drove the increase for the nine month period. Management has recently taken steps to strengthen our expense control procedures, including enhancement of current expense policies, creation of an expense control committee, which will focus on identifying cost savings strategies, and implementation of a new software system to improve accountability for expense management across our various divisions.

The table below reflects the major components of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2006	2005	2006	2005
Noninterest Expense:
Salaries	$11,709	$10,662	$34,868	$30,300
Associate Benefits	3,568	3,384	11,044	9,493
Total Compensation	15,277	14,046	45,912	39,793

Premises	2,354	2,119	6,935	6,091
Equipment	2,492	2,285	7,652	6,589
Total Occupancy	4,846	4,404	14,587	12,680

Legal Fees	323	546	1,285	1,358
Professional Fees	851	903	2,470	2,477
Processing Services	490	352	1,344	1,100
Advertising	1,036	1,131	3,288	3,079
Travel and Entertainment	413	346	1,284	950
Printing and Supplies	601	673	1,878	1,790
Telephone	559	693	1,769	1,771
Postage	257	279	859	895
Intangible Amortization	1,536	1,430	4,601	3,922
Interchange Fees	1,531	1,367	4,571	4,057
Courier Service	327	355	985	997
Miscellaneous	2,374	2,084	6,751	5,603

Total Noninterest Expense	$30,422	$28,609	$91,584	$80,472

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Salaries and associate benefits expense increased $1.2 million, or 8.8%, and $6.1 million, or 15.4% over the comparable three and nine month periods in 2005. For the first nine months of the year, we experienced increases in associate salaries of $4.4 million, payroll tax expense of $252,000, associate insurance expense of $350,000, pension plan expense of $250,000, and stock-based compensation of $788,000. The increase in associate salaries and payroll tax expense reflects the addition of FABC associates, annual merit/market based raises for associates, and lower realized loan cost. Realized loan cost reflects the impact of SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Acquiring Loans", which requires deferral and amortization of loan costs that are accounted for as a credit offset to salary expense. The decrease in the number of loans originated for the first nine months of the year reduced the amount of this offset as compared to the first nine months of 2005. The increase in expense for insurance and pension benefits is reflective of an increase in eligible participants. The higher pension expense is also due to a lower discount rate used for the 2006 expense projection. Higher stock based compensation reflects an increase in plan participants and higher target awards due to the adoption of our new Incentive Plan.

Occupancy. Occupancy expense (including premises and equipment) increased $441,000, or 10.0%, and $1.9 million, or 15.0%, respectively over the comparable three and nine month periods in 2005. For the quarter, we realized increases in depreciation of $157,000, utilities of $101,000, and maintenance agreements (FF&E) of $73,000. The increase in depreciation is primarily due to the addition of one new office in late 2005, and two replacement offices and office renovations that were completed in 2006. Utility expense increased primarily due to a mid-year rate hike. Higher expense for maintenance agreements (FF&E) was primarly due to an increase in core processing system and networking costs. For the first nine months of the year, we experienced increases in depreciation of $927,000, maintenance and repairs (building and FF&E) of $310,000, utilities of $275,000, maintenance agreements (FF&E) of $371,000, and building insurance of $105,000 from the comparable period in 2005. The increase in depreciation is related to the addition of FABC offices and the aforementioned office additions/renovations. An increase in general maintenance service expense associated with new and existing banking offices, core processing/networking systems and ATM’s drove the increase in maintenance and repairs. Utility expense increased due to the aforementioned mid-year rate hike and the addition of FABC offices. The increase in expense for maintenance agreements (FF&E) is primarily due to an increase in core processing and networking costs partially attributable to enhancement of the company’s back-up and recovery capabilities. The addition of new/replacement and banking office renovations and an insurance premium increase drove the increase in building insurance.

Other. Other noninterest expense increased $141,000, or 1.4%, and $3.1 million, or 11.0%, respectively over the three and nine month periods in 2005. For the first nine months of the year, the increase was primarily attributable to higher expense for the following categories: 1) advertising - $209,000, 2) travel and entertainment - $334,000, 3) intangible amortization - $679,000, 4) interchange fees - $514,000, and 5) miscellaneous - $1.3 million. The increase in advertising expense is due to an increase in promotional expenses associated with the addition of new banking offices in late 2005 and an expansion in our line of free checking products. The higher expense for travel and entertainment is linked primarily to an increase in associate training and company events during the year. The increase in intangible amortization reflects new core deposit amortization from the FABC acquisition. The increase in interchange fees is due to increased merchant card transaction volume. Miscellaneous expense grew due to increases in other losses, ATM/debit card production, associate hiring expense, and associate training expense.

Operating net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization and one-time merger expenses) as a percent of average assets was 2.36% for the first nine months of 2006 compared to 2.18% for the same period in 2005. Our operating efficiency ratio (noninterest expense, excluding intangible amortization and one-time merger expenses, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.90% for the first nine months of 2006 compared to 64.64% for the same period in 2005 due to expense growth as discussed above.

Income Taxes

There was no material variance in the tax provision between the third quarter of 2006 and 2005. The provision for income taxes increased $797,000, or 6.4% during the first nine months of 2006, reflecting higher taxable income. Our effective tax rate for the three and nine-months ended September 30, 2006 was 34.41% and 35.15% compared to 34.74% and 35.39% for the same periods in 2005.

FINANCIAL CONDITION

Average assets decreased $47.4 million, or 1.82%, to $2.560 billion for the quarter-ended September 30, 2006 from $2.608 billion in the fourth quarter of 2005. Average earning assets of $2.241 billion decreased $37.9 million, or 1.66%, from the fourth quarter of 2005. A decrease in average loans of $37.7 million and a $6.7 million decrease in average short term investments was partially offset by a $6.5 million increase in investment securities. These variances are discussed in more detail below.

Funds Sold

We ended the third quarter with approximately $9.8 million in average net overnight funds sold, compared to $5.7 million net overnight funds purchased in the fourth quarter of 2005. The improvement reflects the increase in non-maturity deposits that is discussed in further detail below (Deposits). Growth in non-maturity deposits and an overall reduction in the loan portfolio during the first nine months of the year has reduced the Bank’s position in overnight funds purchased.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2006, the average investment portfolio increased $6.5 million, or 3.6%, from the fourth quarter of 2005. We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2006, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity. At September 30, 2006 and December 31, 2005, shareowners’ equity included a net unrealized loss of $1.0 million and $1.2 million, respectively.

Loans

Average loans for the third quarter decreased $37.7 million, or 1.83%, from the fourth quarter, due to an overall slowdown in loan activity and higher than expected principal pay-downs and pay-offs.

Our nonperforming loans were $6.4 million at September 30, 2006 compared to $5.3 million at December 31, 2005. As a percent of nonperforming loans, the allowance for loan losses represented 269% at September 30, 2006 and 331% at December 31, 2005. Nonperforming loans include nonaccruing and restructured loans. The increase in nonperforming loans during the quarter reflects the addition of several small balance commercial loans that had previously been identified as potential problem loans. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $0.4 million at September 30, 2006 versus $0.3 million at December 31, 2005. The ratio of nonperforming assets as a percent of loans plus other real estate was .34% at September 30, 2006, compared to .27% at December 31, 2005.

We strive to maintain an allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses at September 30, 2006 was $17.3 million, compared to $17.4 million at December 31, 2005. At September 30, 2006 the allowance represented 0.86% of total loans compared to 0.84% at December 31, 2005. While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management’s opinion that the allowance at September 30, 2006 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average deposits for the third quarter of 2006 decreased $.5 million, or .02%, from the fourth quarter of 2005. The reduction reflects a decline in savings accounts ($17.0 million), certificates of deposit ($35.6 million), and DDA accounts ($49.1 million) partially offset by increases in NOW account ($27.5 million) and money market account ($73.7 million) balances.

The ratio of average noninterest bearing deposits to total deposits was 24.4% for the third quarter of 2006, compared to 27.9% for the fourth quarter of 2005. For the same period, the ratio of average interest bearing liabilities to average earning assets was 75.6% and 73.1%, respectively.

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

Average liquidity (defined as funds sold and interest bearing deposits with other banks) for the third quarter of 2006 was $25.5 million compared to $32.3 million in the fourth quarter of 2005. The decrease is primarily reflective of the pay-off of two large FHLB advances during the third quarter. Liquidity levels are anticipated to decline slightly during the fourth quarter.

Borrowings. We have the ability to draw on a $25.0 million revolving credit note, due on October 15, 2007. Interest is payable quarterly at LIBOR plus an applicable margin on advances. The revolving credit note is unsecured. The existing loan agreement contains certain financial covenants that we must maintain. At September 30, 2006, we were in compliance with all of the terms of the agreement and had $25.0 million available under the credit facility.

For the first nine months of the year, the Bank made FHLB advance payments totaling approximately $45.7 million and obtained one new FHLB advance for $3.2 million.

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

Contractual Cash Obligations. We maintain certain contractual arrangements to make future cash payments. The table below details those future cash payment obligations as of September 30, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due By Period
(Dollars in Thousands)	1 Year or Less	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Federal Home Loan Bank Advances	$640	$30,413	$5,690	$19,361	$56,104
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	368	2,712	2,211	7,080	12,371
Total Contractual Cash Obligations	$1,008	$33,125	$7,901	$89,328	$131,362

Capital

Equity capital was $319.0 million as of September 30, 2006 compared to $305.8 million as of December 31, 2005. Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position. The leverage ratio was 11.26% at September 30, 2006 compared to 10.27% at December 31, 2005. Further, the risk-adjusted capital ratio of 14.72% at September 30, 2006 exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines. As allowed by the Federal Reserve Board capital guidelines the trust preferred securities issued by Capital City Bank Group Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank. Cash dividends declared and paid should not place unnecessary strain on our capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the third quarter of 2006 totaled $.1625 per share compared to $.1520 per share for the third quarter of 2005, an increase of 6.9%. The dividend payout ratios for the third quarter ended 2006 and 2005 were 34.9% and 33.3%, respectively.

State and federal regulations as well as our long-term debt agreements place certain restrictions on the payment of dividends by both CCBG and the Bank. At September 30, 2006, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first nine months of 2006, shareowners’ equity increased $13.3 million, or 5.8%, on an annualized basis. Growth in equity during the first nine months of the year was positively impacted by net income of $24.4 million, a decrease in the net unrealized loss on available-for-sale securities of $0.3 million, the issuance of common stock of $1.6 million and, and stock-based compensation accretion of $0.9 million. Equity was reduced by dividends paid during the first nine months of the year by $9.1 million, or $.4875 per share and the repurchase of common stock of $4.8 million. At September 30, 2006, our common stock had a book value of $17.18 per diluted share compared to $16.39 at December 31, 2005.

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

At September 30, 2006, we had $443.3 million in commitments to extend credit and $17.8 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards

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

SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a significant impact on the our financial statements.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)." SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. We will be required to recognize the funded status of our defined benefit pension plan in our financial statements for the year ended December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end statement of financial position is effective for our financial statements beginning with the year ended after December 31, 2008. We are currently evaluating the potential impact of SFAS 158 on our consolidated financial statements.

Financial Accounting Standards Board Interpretations

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

SEC Staff Accounting Bulletins

Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 is applicable to all financial statements issued by us after November 15, 2006. We are currently evaluating the potential impact of SAB 108 on our consolidated financial statements.

TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2006			2005			2006			2005
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$2,025,112	$40,433	7.92%	$2,046,968	$35,433	6.87%	$2,038,050	$116,931	7.67%	$1,936,448	$96,553	6.67%
Taxable Investment Securities	109,097	1,264	4.62%	137,970	1,022	2.95%	113,859	3,588	4.19%	147,099	3,225	2.92%
Tax-Exempt Investment Securities(2)	81,409	998	4.90%	56,079	638	4.55%	71,960	2,568	4.76%	47,153	1,737	4.91%
Funds Sold	25,540	339	5.19%	9,885	121	4.79%	41,219	1,463	4.72%	26,191	638	3.21%
Total Earning Assets	2,241,158	43,034	7.62%	2,250,902	37,214	6.56%	2,265,088	124,550	7.35%	2,156,891	102,153	6.33%
Cash & Due From Banks	96,969			106,638			102,188			102,800
Allowance for Loan Losses	(17,420)			(17,570)			(17,481)			(16,917)
Other Assets	239,448			229,554			239,277			203,228
TOTAL ASSETS	$2,560,155			$2,569,524			$2,589,072			$2,446,002

LIABILITIES
NOW Accounts	$511,299	$2,026	1.57%	$463,936	$773.66%		$510,556	$5,136	1.34%	$412,679	$1,780	0.58%
Money Market Accounts	381,628	3,259	3.39%	272,724	1,062	1.54%	363,150	8,199	3.02%	264,999	2,517	1.27%
Savings Accounts	132,421	72	0.22%	159,080	75	0.19%	136,058	202	0.20%	154,056	225	0.20%
Other Time Deposits	504,121	4,627	3.64%	563,595	3,570	2.51%	514,857	12,886	3.35%	554,570	9,885	2.38%
Total Int. Bearing Deposits	1,529,469	9,984	2.59%	1,459,335	5,480	1.49%	1,524,621	26,423	2.32%	1,386,304	14,407	1.39%
Short-Term Borrowings	73,078	753	4.07%	89,483	691	3.07%	83,187	2,352	3.77%	92,561	1,875	2.71%
Subordinated Notes Payable	62,887	936	5.91%	62,887	931	5.87%	62,887	2,789	5.93%	46,616	2,039	5.85%
Other Long-Term Borrowings	52,367	615	4.66%	72,408	783	4.29%	61,912	2,189	4.73%	69,876	2,272	4.35%
Total Int. Bearing Liabilities	1,717,801	12,288	2.84%	1,684,113	7,885	1.86%	1,732,607	33,753	2.60%	1,595,357	20,593	1.73%
Noninterest Bearing Deposits	494,054			554,092			512,493			545,287
Other Liabilities	30,259			30,388			28,849			25,217
TOTAL LIABILITIES	2,242,114			2,268,593			2,273,949			2,165,861

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	318,041			300,931			315,123			280,141

TOTAL LIABILITIES & EQUITY	$2,560,155			$2,569,524			$2,589,072			$2,446,002

Interest Rate Spread			4.78%			4.70%			4.75%			4.60%
Net Interest Income		$30,746			$29,329			$90,797			$81,560
Net Interest Margin(3)			5.45%			5.17%			5.36%			5.05%

(1)
Average balances include nonaccrual loans. Interest income includes fees on loans of $979,000 and $2.9 million, for the three and nine months ended September 30, 2006, versus $898,000 and $2.2 million for the comparable periods ended September 30, 2005.

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

Our financial assets and liabilities are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II. This table presents our consolidated interest rate sensitivity position as of September 30, 2006 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Other Than Trading Portfolio)

	As of September 30, 2006
(Dollars in Thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Loans
Fixed Rate	$311,323	$153,135	$102,449	$49,751	$25,179	$18,762	$660,599	$662,057
Average Interest Rate	6.40%	7.59%	7.81%	7.68%	7.39%	6.60%	7.03%
Floating Rate(2)	1,076,304	151,808	97,439	7,852	6,152	9,305	1,348,860	1,352,111
Average Interest Rate	6.95%	6.82%	7.49%	7.54%	7.65%	8.09%	6.99%
Investment Securities(3)
Fixed Rate	51,485	58,445	51,361	7,923	4,864	15,503	189,581	189,581
Average Interest Rate	3.79%	4.07%	4.09%	4.05%	4.21%	5.49%	4.12%
Floating Rate	1,036	-	-	-	-	-	1,036	1,036
Average Interest Rate	5.18%	-	-	-	-	-	5.18%
Other Earning Assets
Floating Rate	35,631	-	-	-	-	-	35,631	35,631
Average Interest Rate	5.27%	-	-	-	-	-	5.27%
Total Financial Assets	$1,475,779	$363,388	$251,249	$65,526	$36,195	$43,570	$2,235,707	$2,240,416
Average Interest Rate	6.68%	6.71%	6.93%	7.22%	7.01%	6.52%	6.73%

Deposits(4)
Fixed Rate Deposits	$402,953	$60,510	$19,392	$6,451	$2,982	$260	$492,548	$468,351
Average Interest Rate	3.78%	3.91%	4.11%	3.86%	4.18%	4.92%	3.81%
Floating Rate Deposits	1,050,360	-	-	-	-	-	1,050,360	998,915
Average Interest Rate	2.18%	-	-	-	-	-	2.18%
Other Interest Bearing
Liabilities
Fixed Rate Debt	4,223	13,976	3,375	2,921	2,927	16,279	43,701	42,822
Average Interest Rate	4.66%	4.41%	4.79%	4.90%	4.95%	4.98%	4.74%
Floating Rate Debt	54,171	-	-	30,928	31,959	-	117,058	117,124
Average Interest Rate	4.19%	-	-	5.71%	6.07%	-	5.10%
Total Financial Liabilities	$1,511,707	$74,486	$22,767	$40,300	$37,868	$16,539	$1,703,667	$1,627,212
Average interest Rate	2.69%	4.01%	4.21%	5.67%	4.56%	4.98%	2.92%

(1)	Based upon expected cashflows, unless otherwise indicated.

(2)	Based upon a combination of expected maturities and repricing opportunities.

(3)	Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4)
Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits in Year 1. Other time deposit balances are classified according to maturity.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2006, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

None

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

Date: November 9, 2006