Form 10-K
period 2006-12-31
CAPITAL CITY BANK GROUP INC
filed 2007-03-15
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Capital City Bank Group, Inc.
(Exact name of Registrant as specified in its charter)

Florida	0-13358	59-2273542
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)
217 North Monroe Street, Tallahassee, Florida		32301
(Address of principal executive offices)		(Zip Code)
(850) 671-0300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class                         Name of Each Exchange on Which Registered
             Common Stock, $0.01 par value                         The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $330,816,293 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, $0.01 par value per share	18,388,831 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2007, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2006 ON FORM 10-K

INTRODUCTORY NOTE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	our need and our ability to incur additional debt or equity financing;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions;
▪	the effects of harsh weather conditions, including hurricanes;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the frequency and magnitude of foreclosure of our loans;
▪	effect of changes in the stock market and other capital markets;
▪	legislative or regulatory changes;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	changes in the securities and real estate markets;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I

Item 1. Business

General

Capital City Bank Group, Inc. (“CCBG”) is a financial holding company registered under the Gramm-Leach-Bliley Act of 1999 (“Gramm-Leach-Bliley Act”). CCBG was incorporated under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG’s bank subsidiary, Capital City Bank (“CCB” or the “Bank”). In this report, the terms “Company”, “we”, “us”, or “our” mean CCBG and all subsidiaries included in our consolidated financial statements.

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 69 full-service banking locations in Florida, Georgia, and Alabama. CCB operates these banking locations.

At December 31, 2006, our consolidated total assets were approximately $2.6 billion and shareowners’ equity was approximately $316 million. CCBG’s principal asset is the capital stock of the Bank. CCB accounted for approximately 100% of consolidated assets at December 31, 2006, and approximately 100% of consolidated net income for the year ended December 31, 2006. In addition to our banking subsidiary, we have seven indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Banc Investments, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of Capital City Bank, and two direct subsidiaries CCBG Capital Trust I and CCBG Capital Trust II, both wholly-owned subsidiaries of CCBG.

Dividends and management fees received from the Bank are our only source of income. Dividend payments by the Bank to CCBG depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled “Regulatory Considerations” in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information. We had a total of 1,056 (full-time equivalent) associates at February 28, 2007. Page 21 contains other financial and statistical information about us.

We have one reportable segment with the following principal services: Banking Services, Data Processing Services, Trust and Asset Management Services, and Brokerage Services.

Banking Services

CCB is a Florida chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by the Bank include:

▪
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

▪
Commercial Real Estate Lending - The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development.

▪
Residential Real Estate Lending - The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed or adjustable rate) financing arrangements, and FHA/VA loan products. The bank offers both fixed-rate and adjustable rate mortgages (“ARM”) loans. As of December 31, 2006, approximately 33% of the Bank’s loan portfolio consisted of ARM loans.

Te
                   The Bank offers these products through its existing network of branch offices. Geographical expansion of the delivery of this product line has occurred over the past three years through the opening of mortgage lending offices in Gainesville, Florida (Alachua County), Panacea, Florida (Wakulla County), Steinhatchee, Florida (Taylor County), and Thomasville, Georgia (Thomas County).

▪	Retail Credit - The Bank provides a full range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and credit card programs.

▪
Institutional Banking - The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

▪
Retail Banking - The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines (“ATMs”), debit/credit cards, night deposit services, safe deposit facilities, and PC/Internet banking. Clients can use the “Star-Line” system to gain 24-hour access to their deposit and loan account information, and transfer funds between linked accounts. The Bank is a member of the “Star” ATM Network that permits banking clients to access cash at ATMs or point of sale merchants.

Data Processing Services

Capital City Services Company provides data processing services to financial institutions (including CCB), government agencies and commercial clients located throughout North Florida and South Georgia. As of February 28, 2007, the Services Company is providing computer services to seven correspondent banks, which have relationships with CCB.

Trust Services and Asset Management

Capital City Trust Company (“CCTC’) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRAs and personal investment management accounts.

Administration of pension, profit sharing and 401(k) plans is a significant product line. Associations, endowments and other non-profit entities hire CCTC to manage their investment portfolios. A staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative or a guardian. The market value of trust assets under discretionary management exceeded $753 million as of December 31, 2006, with total assets under administration exceeding $823 million.

Brokerage Services

We offer access to retail investment products through Capital City Banc Investments, Inc., a wholly-owned subsidiary of CCB. These products are offered through INVEST Financial Corporation, a member of NASD and SIPC. Non-deposit investment and insurance products are: (1) not FDIC insured; (2) not deposits, obligations, or guaranteed by any bank; and (3) subject to investment risk, including the possible loss of principal amount invested. Capital City Banc Investments, Inc. offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. We are not affiliated with INVEST Financial Corporation.

Expansion of Business

Since 1984, we have completed 15 acquisitions totaling $1.6 billion in deposits within existing and new markets. In addition, since 2003, we opened six new offices - two in Tallahassee and one each in Crawfordville, Palatka (replacement office), Spring Hill and Starke (replacement office) - to improve service and product delivery within these Florida markets. Plans are currently being developed for new office sites in Macon, Georgia, Spring Hill, Florida, Brooksville, Florida, and Gainesville, Florida.

Pursuant to our “Project 2010” strategy, we plan to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions. Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and banking offices, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas. We will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking. We anticipate that slightly more than half of our future earnings growth will be generated through growth in existing markets and slightly less than half through acquisitions.

Recent Acquisitions. On May 20, 2005, we completed our acquisition of First Alachua Banking Corporation (“FABC”), headquartered in Alachua, Florida. FABC’s wholly-owned subsidiary, First National Bank of Alachua (“FNBA”) had $228.3 million in assets, seven offices located in Alachua County -- Gainesville (three), Alachua, High Springs, Jonesville, Newberry -- and an eighth office in Hastings, Florida, which is located in St. Johns County. FABC also had a mortgage lending office in Gainesville and a financial services division. We issued 88.9456 shares of CCBG Common Stock and $2,847.04 in cash for each of the 10,186 shares of FABC, resulting in the issuance of 906,000 shares of CCBG Common Stock and the payment of $29.0 million in cash for a total purchase price of approximately $58.0 million.

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

On March 19, 2004, our subsidiary, CCB, completed its merger with Quincy State Bank, a former subsidiary of Synovus Financial Corp. Quincy State Bank had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. Both markets adjoin Leon County, home to our Tallahassee headquarters. In addition, we acquired $208 million in trust and other fiduciary assets of Synovus Trust Company, an affiliate of Quincy State Bank. The purchase price was $28.1 million in cash.

Competition

The banking business is rapidly changing. We operate in a highly competitive environment, especially with respect to services and pricing. The on-going consolidation of the banking industry has altered and continues to significantly alter the competitive environment within the Florida, Georgia, and Alabama markets. We believe this consolidation further enhances our competitive position and opportunities in many of our markets. Our primary market area is 20 counties in Florida, five counties in Georgia and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida’s major banking concerns have a presence in Leon County. CCB’s Leon County deposits totaled $694.1 million, or 33.3%, of our consolidated deposits at December 31, 2006.

The following table depicts our market share percentage within each respective county, based on total commercial bank deposits within the county.

	Market Share as of June 30,(1)
	2006	2005	2004
Florida
Alachua County(2)	5.6%	6.3%	--
Bradford County	44.6%	42.6%	37.1%
Citrus County	3.3%	3.5%	3.6%
Clay County	2.0%	2.2%	2.4%
Dixie County	20.8%	17.3%	16.9%
Gadsden County	64.9%	68.0%	77.7%
Gilchrist County	47.1%	49.5%	49.4%
Gulf County	14.3%	19.8%	22.1%
Hernando County	1.5%	1.4%	1.3%
Jefferson County	24.6%	24.4%	24.0%
Leon County	18.0%	17.5%	17.2%
Levy County	34.4%	33.8%	34.1%
Madison County	14.9%	15.1%	17.8%
Pasco County	0.2%	0.3%	0.4%
St. Johns County(2)	1.5%	2.0	--
Putnam County	12.3%	12.3%	12.5%
Suwannee County	11.8%	7.5%	7.7%
Taylor County	28.6%	27.9%	27.4%
Wakulla County(3)	2.9%	--	--
Washington County	17.4%	20.3%	20.0%
Georgia(4)
Bibb County	2.9%	2.8%	2.8%
Burke County	9.2%	9.3%	10.3%
Grady County	20.0%	19.7%	23.6%
Laurens County(5)	23.8%	33.1%	41.8%
Troup County	8.2%	7.5%	8.2%
Alabama
Chambers County	4.7%	3.9%	4.4%

(1)	Obtained from the June 30, 2006 FDIC/OTS Summary of Deposits Report.
(2)	CCB entered market in May 2005.
(3)	CCB entered market in December 2005.
(4)	Does not include Thomas County where Capital City Bank maintains a residential mortgage lending office only.
(5)	CCB entered market in October 2004.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	14	64
Bradford	3	3
Citrus	15	46
Clay	11	26
Dixie	3	4
Gadsden	4	6
Gilchrist	3	5
Gulf	4	6
Hernando	12	36
Jefferson	2	2
Leon	13	78
Levy	3	13
Madison	6	6
Pasco	18	96
Putnam	5	11
St. Johns	19	60
Suwannee	4	5
Taylor	3	4
Wakulla	4	9
Washington	4	4
Georgia
Bibb	10	52
Burke	5	10
Grady	5	8
Laurens	9	19
Troup	8	17
Alabama
Chambers	4	8

Data obtained from the June 30, 2006 FDIC/OTS Summary of Deposits Report.

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

The Company

CCBG is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”). As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities. The Gramm-Leach-Bliley Act, enacted on November 12, 1999, amended the BHCA by (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Changes in Control. Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”), or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977 (“CRA”).

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the Florida Department of Financial Services (the “Florida Department”). Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Department. These requirements will affect us because the Bank is chartered under Florida law and changes in control of us are indirect changes in control of the Bank.

Tying. Financial holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services offered by the holding company or its affiliates.

Capital; Dividends; Source of Strength. The Federal Reserve imposes certain capital requirements on us under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us.
The ability of the Bank to pay dividends, however, will be subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the financial holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Capital City Bank

CCB is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Department. The Florida Department supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of branches. The Bank is also a member bank of the Federal Reserve System, which makes the Bank’s operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, the Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

As a state chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Bank’s clients. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

Reserves. The Federal Reserve requires all depository institutions to maintain reserves against some transaction accounts (primarily NOW and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

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

In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to Section 658.37 of the Florida Banking Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Department, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency.

Insurance of Accounts and Other Assessments. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (the “DIF”) on March 31, 2006. The deposit accounts of the Bank are currently insured by the DIF generally up to a maximum of $100,000 per separately insured depositor, except for retirement accounts, which are insured up to $250,000. The Bank pays its deposit insurance assessments to the DIF.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the minimum required 1.25% reserve ratio of premiums held to deposits insured. The FDIC allows the use of credits for assessments previously paid. We believe that we have credits that will offset certain of these assessments during 2007.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0122% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Transactions With Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act (“FRA”) and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an “affiliate” generally must be collateralized and certain transactions between the Bank and its “affiliates”, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or 10% Shareholders or which is controlled by such executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the FRA. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. The Federal Reserve considers a bank’s CRA when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a financial holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction.

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

The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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
The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and financial holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the “leverage ratio”). The Federal Reserve permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk.

Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The bank regulators also continue to consider a “tangible Tier I leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization’s Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a financial holding company to acquire or merge with a bank or bank holding company.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Financial holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.
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
Interstate Banking and Branching. The BHCA was amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”). The Interstate Banking Act provides that adequately capitalized and managed financial holding companies are permitted to acquire banks in any state.

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

The Interstate Banking Act also provides that adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states. Unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation.

Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the “Florida Branching Act”). The purpose of the Florida Branching Act was to permit interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

Anti-money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT ACT”) was enacted in response to the terrorist attacks occurring on September 11, 2001. The USA PATRIOT ACT is intended to strengthen the U.S. law enforcement and intelligence communities’ ability to work together to combat terrorism. Title III of the USA PATRIOT ACT, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including the Bank, to identify their clients, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions. In addition, the collected client identification information must be verified within a reasonable time after a new account is opened through documentary or non-documentary methods. All new clients must be screened against any Section 326 government lists of known or suspected terrorists within a reasonable time after opening an account.

Securities Activities. The Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) was signed into law on October 13, 2006, which among other things, requires the Securities and Exchange Commission and the Federal Reserve, in consultation with the other federal banking regulators, to jointly promulgate regulations to implement the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act. On December 13, 2006, the SEC voted to propose Regulation R, which would implement the bank broker-dealer exceptions. Regulation R is expected to impact the way Bank associates who are not registered with the SEC may be compensated for referrals to a third-party broker-dealer for which the Bank has entered into a networking arrangement. In addition, Regulation R will broaden the ability of the Bank to effect securities transactions in a trustee or fiduciary capacity without registering as a broker, permit banks to effect certain sweep account transactions, and accept orders for securities transactions from employee plan accounts, individual retirement plan accounts, and other similar accounts. Banks would be expected to comply on the first day of their fiscal year beginning on or after June 30, 2008.

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

Consumer Laws and Regulations. The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective in October 2004. Check 21 facilitates check collection through a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 cuts the time and cost involved in physically transporting paper items to reduce float (i.e., the time between the deposit of a check in a bank and payment) especially in cases in which items were not already being delivered same-day or overnight.

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

Future Legislative Developments

Various legislative acts are from time to time introduced in Congress and the Florida legislature. Such legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Effect of Governmental Monetary Policies

The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate. We file a consolidated federal tax return with a fiscal year ending on December 31. We have filed tax returns for each state jurisdiction affected in 2005 and will do the same for 2006.

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

Risks Related to Our Business

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

Our earnings growth relies, at least in part, on strategic acquisitions. Our ability to grow through selective acquisitions of financial institutions or branches will depend on successfully identifying, acquiring and integrating those institutions or branches. We may be unable to identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or branches. In addition, we may fail to realize the growth opportunities and cost savings we anticipate to be derived from our acquisitions. Growth through acquisitions causes us to take on additional risks such as the risks of unknown or contingent liabilities, exposure to potential asset quality issues from acquired institutions, and the diversion of our management’s time and attention from our existing business and operations. Finally, it is possible that during the integration process of our acquisitions, we could lose key associates or the ability to maintain relationships with clients.

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

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or for future growth. Such financing may not be available to us on acceptable terms or at all.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends to a large extent on the Bank’s net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and our borrowings. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business. For example, short-term deposits may be used to fund longer-term loans. When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income because we may need to pay the higher rates on our deposits and borrowings while being limited on the repricing of these loans due to the interest rate caps.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our clients will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. This will result in credit losses that are inherent in the lending business. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

▪	the risk characteristics of various classifications of loans;
▪	previous loan loss experience;
▪	specific loans that have loss potential;
▪	delinquency trends;
▪	estimated fair market value of the collateral;
▪	current economic conditions; and
▪	geographic and industry loan concentrations.

If our estimate of credit losses inherent in the loan portfolio is incorrect, our earnings could be significantly and adversely affected because our allowance may not be adequate. Additionally, we may experience losses in our loan portfolios or encounter adverse trends that require us to significantly increase our allowance for loan losses in the future, which could also have an adverse affect on our earnings.

Our loan portfolio includes loans with a higher risk of loss.

We originate commercial real estate loans, commercial loans, construction loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, and consumer loans may expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate. In addition, commercial real estate, commercial and construction/development loans tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have greater credit risk than residential real estate for the following reasons:

▪
Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

▪
Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, illiquid, or fluctuate in value based on the success of the business.

▪
Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

▪
Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2006, approximately 32.2% and 35.5% of our $2.0 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 9.0% was secured by property under construction.

A major change in the real estate market, such as a deterioration in the value of the collateral, or in the local or national economy, could adversely affect our clients’ ability to repay their loans. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, there can be no assurance that we will recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

An economic downturn in Florida and Georgia could hinder our ability to operate profitably and have an adverse impact on our operations.

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in Florida and Georgia. As of December 31, 2006, substantially all of our loans secured by real estate are secured by properties located in Florida and Georgia. The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in those areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state. We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans that would have an adverse impact on our operations.

Since we engage in lending secured by real estate and may be forced to foreclose on the collateral property and own the underlying real estate, we may be subject to the increased costs associated with the ownership of real property, which could result in reduced net income.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we are exposed to the risks inherent in the ownership of real estate.
The amount that we, as a mortgagee, may realize after a default, is dependent upon factors outside of our control, including, but not limited to:

▪	general or local economic conditions;
▪	neighborhood values;
▪	interest rates;
▪	real estate tax rates;
▪	operating expenses of the mortgaged properties;
▪	supply of and demand for rental units or properties;
▪	ability to obtain and maintain adequate occupancy of the properties;
▪	zoning laws;
▪	governmental rules, regulations and fiscal policies; and
▪	acts of God.

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

Confidential client information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and our ability to generate deposits.

We provide our clients the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of banking online. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

We must comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to adopt new policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place will permit us to fully comply with these laws. Furthermore, financial institutions that we have already acquired or may acquire in the future may or may not have had adequate policies, procedures and systems to fully comply with these laws. Whether our own policies, procedures and systems are deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and to obtain regulatory approvals necessary to proceed with certain aspects of our business plan, including our acquisition plans.

Our controls and procedures may fail or be circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to operational risk as a result of providing certain services, which could adversely affect our results of operations.

We are exposed to operational risk as a result of providing various fee-based services including electronic banking, item processing, data processing, correspondent banking, merchant services, and asset management. Operational risk is the risk of loss resulting from errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside the company or business interruption due to system failures or other events. We continually assess and monitor operational risk in our business lines and provide for disaster and business recovery planning including geographical diversification of our facilities; however, the occurrence of various events including unforeseeable and unpreventable events such as hurricanes or other natural disasters could still damage our physical facilities or our computer systems or software, cause delay or disruptions to operational functions, impair our clients, vendors and counterparties and negatively impact our results of operations. Operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and regulatory requirements which could have an adverse affect on our reputation.

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

The Bank is subject to extensive regulation, supervision and examination by the Florida Department of Financial Services, the Federal Reserve, and the FDIC. As a member of the Federal Home Loan Bank (“FHLB”), the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareowners. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results. Please refer to the Section entitled “Business - Regulatory Considerations” of this Report.

Risks Related to an Investment in Our Common Stock

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock over the twelve-month period ending December 31, 2006 was approximately 20,449 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Our insiders have substantial control over matters requiring shareowner approval, including changes of control.

Our shareowners who own more than 5% of our common stock, directors, and executive officers, beneficially owned approximately 46.4% of the outstanding shares of our stock as of December 31, 2006. Accordingly, these principal shareowners, directors, and executive officers, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

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

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareowner action. The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Additionally, our Articles of Incorporation and Bylaws divide our Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class is elected each year. The classification of our Board of Directors could make it more difficult for a company to acquire control of us. We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareowners. Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

▪	Supermajority voting requirements to remove a director from office;
▪	Provisions regarding the timing and content of shareowner proposals and nominations;
▪	Supermajority voting requirements to amend Articles of Incorporation unless approval is received by a majority of “disinterested directors”;
▪	Absence of cumulative voting; and
▪	Inability for shareowners to take action by written consent.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

As of February 28, 2007, the Bank had 69 banking locations. Of the 69 locations, the Bank leases the land, buildings, or both at 14 locations and owns the land and buildings at the remaining 55.

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

Common Stock Market Prices and Dividends

Our common stock trades on the NASDAQ Global Select Market under the symbol "CCBG."

The following table presents the range of high and low closing sales prices reported on the NASDAQ Global Select Market and cash dividends declared for each quarter during the past two years, as adjusted for our 5-for-4 stock split effective July 1, 2005. We had a total of 1,805 shareowners of record as of February 28, 2007.

	2006				2005
	Fourth Qtr.	Third Qtr.	Second Qtr.	First Qtr.	Fourth Qtr.	Third Qtr.	Second Qtr.	First Qtr.
Common stock price:
High	$35.98	$33.25	$35.39	$37.97	$39.33	$38.72	$33.46	$33.60
Low	30.14	29.87	29.51	33.79	33.21	31.78	28.02	29.30
Close	35.30	31.10	30.20	35.55	34.29	37.71	32.32	32.41
Cash dividends declared per share	.1750	.1625	.1625	.1625	.1625	.1520	.1520	.1520

Future payment of dividends will be subject to determination and declaration by our Board of Directors. Florida law limits our payment of dividends. There are also legal limits on the frequency and amount of dividends that CCB can pay us. See subsection entitled "Dividends" in the Business section on page 9, in the Management's Discussion and Analysis of Financial Condition and Operating Results on page 43 and Note 14 in the Notes to Consolidated Financial Statements. These restrictions may limit our ability to pay dividends to our shareowners. As of February 28, 2007, we do not believe these restrictions will impair our ability to declare and pay our routine and customary dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

October 1, 2006 to October 31, 2006	-	-	-	307,758
November 1, 2006 to November 30, 2006	11,581	$32.98	879,837	296,177
December 1, 2006 to December 31, 2006	4,139	32.90	883,976	292,038

Total	15,720	$32.96	883,976	292,038

(1)
This balance represents the number of shares that were repurchased through the Capital City Bank Group, Inc. Share Repurchase Program, which was approved on March 30, 2000, and modified by our Board on January 24, 2002 (the "Program") under which we were authorized to repurchase up to 1,171,875 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources with either free cash flow or borrowed funds. There is no predetermined expiration date for the Program.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years. The graph assumes that $100 was invested on December 31, 2001 in our common stock and each of the above indices, and that all dividends were reinvested. The shareholder return shown below represents past performance and should not be considered indicative of future performance.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Capital City Bank Group, Inc.	100.00	168.06	251.02	232.18	242.31	254.43
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

Item 6. Selected Financial Data

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1)	2006	2005	2004	2003	2002

Interest Income	$165,893	$140,053	$101,525	$94,830	$104,165
Net Interest Income	119,136	109,990	86,084	79,991	81,662
Provision for Loan Losses	1,959	2,507	2,141	3,436	3,297
Net Income	33,265	30,281	29,371	25,193	23,082

Per Common Share:
Basic Net Income	$1.79	$1.66	$1.74	$1.53	$1.40
Diluted Net Income	1.79	1.66	1.74	1.52	1.39
Cash Dividends Declared	.663	.619	.584	.525	.402
Book Value	17.01	16.39	14.51	15.27	14.08

Key Performance Ratios:
Return on Average Assets	1.29%	1.22%	1.46%	1.40%	1.34%
Return on Average Equity	10.48	10.56	13.31	12.82	12.85
Net Interest Margin (FTE)	5.35	5.09	4.88	5.01	5.35
Dividend Pay-Out Ratio	37.01	37.35	33.62	34.51	28.87
Equity to Assets Ratio	12.15	11.65	10.86	10.98	10.22

Asset Quality:
Allowance for Loan Losses	$17,217	$17,410	$16,037	$12,429	$12,495
Allowance for Loan Losses to Loans	0.86%	0.84%	0.88%	0.93%	0.97%
Nonperforming Assets	8,731	5,550	5,271	7,301	3,843
Nonperforming Assets to Loans + ORE	0.44	0.27	0.29	0.54	0.30
Allowance to Nonperforming Loans	214.09	331.11	345.18	529.80	497.72
Net Charge-Offs to Average Loans	0.11	0.13	0.22	0.27	0.23

Averages for the Year:
Loans, Net	$2,029,397	$1,968,289	$1,538,744	$1,318,080	$1,256,107
Earning Assets	2,258,277	2,187,672	1,789,843	1,624,680	1,556,500
Total Assets	2,581,078	2,486,733	2,006,745	1,804,895	1,727,180
Deposits	2,034,931	1,954,888	1,599,201	1,431,808	1,424,999
Subordinated Notes	62,887	50,717	5,155	-	-
Long-Term Borrowings	57,260	70,216	59,462	55,594	30,423
Shareowners' Equity	317,336	286,712	220,731	196,588	179,652

Year-End Balances:
Loans, Net	$1,999,721	$2,067,494	$1,828,825	$1,341,632	$1,285,221
Earning Assets	2,270,410	2,299,677	2,113,571	1,648,818	1,636,472
Total Assets	2,597,910	2,625,462	2,364,013	1,846,502	1,824,771
Deposits	2,081,654	2,079,346	1,894,886	1,474,205	1,434,200
Subordinated Notes	62,887	62,887	30,928	-	-
Long-Term Borrowings	43,083	69,630	68,453	46,475	71,745
Shareowners' Equity	315,770	305,776	256,800	202,809	186,531

Other Data:
Basic Average Shares Outstanding	18,584,519	18,263,855	16,805,696	16,528,109	16,531,606
Diluted Average Shares Outstanding	18,609,839	18,281,243	16,810,926	16,563,986	16,592,944
Shareowners of Record(2)	1,805	1,716	1,598	1,512	1,457
Banking Locations(2)	69	69	60	57	54
Full-Time Equivalent Associates(2)	1,056	1,013	926	795	781

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005, and the 5-for-4 stock split effective June 13, 2003.

(2)	As of the record date. The record date is on or about March 1st of the following year.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In this MD&A, we present an operating efficiency ratio and an operating net noninterest expense as a percent of average assets, both of which are not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provide important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and one-time merger expenses, by the sum of tax equivalent net interest income and noninterest income. We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense excluding intangible amortization and one-time merger expenses from noninterest income. Management uses these non-GAAP measures as part of its assessment of its performance in managing noninterest expenses. We believe that excluding intangible amortization and one-time merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

Although we believe the above-mentioned non-GAAP financial measures enhance investors’ understanding of our business and performance these non-GAAP financial measures should not be considered an alternative to GAAP. In addition, there are material limitations associated with the use of these non-GAAP financial measures such as the risks that readers of our financial statements may disagree as to the appropriateness of items included or excluded in these measures and that our measures may not be directly comparable to other companies that calculate these measures differently. Our management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measure as detailed below.

Reconciliation of operating efficiency ratio to efficiency ratio -

	For the Years Ended December 31,
	2006	2005	2004
Efficiency ratio	68.87%	68.46%	64.73%
Effect of intangible amortization and one-time merger expenses	(3.45)%	(3.67)%	(3.17%)
Operating efficiency ratio	65.42%	64.79%	61.56%

Reconciliation of operating net noninterest expense ratio -

	For the Years Ended December 31,
	2006	2005	2004
Net noninterest expense as a percent of average assets	2.56%	2.44%	1.93%
Effect of intangible amortization and one-time merger expenses	(0.24)%	(0.24)%	(0.22)%
Operating net noninterest expense ratio	2.32%	2.20%	1.71%

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including this MD&A section, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements.

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management and trust fees, mortgage banking revenues, merchant service fees, brokerage and data processing revenues.

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

On March 19, 2004, our subsidiary, CCB, completed its merger with Quincy State Bank ("QSB"), a former subsidiary of Synovus Financial Corp. QSB had $116.6 million in assets with one office in Quincy, Florida and one office in Havana, Florida. Both markets adjoin Leon County, home to our Tallahassee headquarters. In addition, we acquired $208 million in trust and other fiduciary assets from Synovus Trust Company, an affiliate of QSB. The purchase price was $28.1 million in cash.

Throughout this section, we refer to the acquisitions of FABC, FMB, and QSB as the "Recent Acquisitions."

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2006 versus 2005 is provided below.

2006 Financial Performance Highlights -

▪	2006 earnings of $33.3 million, or $1.79 per diluted share, an increase of 9.9% and 7.8%, respectively, over 2005.

▪	Growth in earnings was attributable to strong growth in operating revenues led by an 8.3% improvement in net interest income and a 13.0% increase in noninterest income.

▪	Tax equivalent net interest income grew 8.8% over 2005 due to growth in average earnings assets attributable to the FABC acquisition and an improved net interest margin.

▪	Net interest margin percentage improved 26 basis points over 2005 driven by higher earning asset yields and a slight improvement in the earning asset mix.

▪	Noninterest income grew 13.0% over 2005 due primarily to higher deposit fees, retail brokerage fees, and card processing fees.

▪
Strong credit quality continues to be a key driver in the Bank’s earnings performance. Net charge-offs totaled $2.1 million, or .11% of average loans for 2006 compared to $2.5 million, or .13% in 2005. At year-end the allowance for loan losses was .86% of outstanding loans and provided coverage of 214% of nonperforming loans.

▪	We remain well-capitalized with a risk based capital ratio of 14.95%.

RESULTS OF OPERATIONS

Net income for 2006 totaled $33.3 million, or $1.79 per diluted share. This compares to $30.3 million or $1.66 per diluted share in 2005, and $29.4 million, or $1.74 per diluted share in 2004. Results in 2006 reflect the acquisition of FABC in May 2005. Net income in 2004 included a one-time, after-tax gain of $4.2 million, or $.25 per diluted share, from the sale of the Bank’s credit card portfolio in August 2004.

The growth in earnings for 2006 of $3.0 million, or $.13 per diluted share, was primarily attributable to growth in operating revenue (defined as the total of net interest income and noninterest income) of $15.5 million and a reduction in the loan loss provision of $0.5 million, partially offset by an increase in noninterest expense of $11.8 million and income taxes of $1.3 million. The increase in operating revenue was driven by an 8.3% increase in net interest income and a 13.0% increase in noninterest income.

The growth in net interest income for 2006 reflects earning asset growth and an improved net interest margin. Higher deposit service charge fees, retail brokerage fees, and card processing fees drove the increase in noninterest income. The lower loan loss provision is reflective of a lower level of required reserves. The increase in noninterest expense is primarily attributable to higher compensation and occupancy costs. The integration of the FABC acquisition was the primary reason for the increase in compensation, and the addition of new banking offices, replacement offices, and renovations to existing properties drove the increase in occupancy.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1)	2006	2005	2004
Interest Income	$165,893	$140,053	$101,525
Taxable Equivalent Adjustments	1,812	1,222	1,207
Total Interest Income (FTE)	167,705	141,275	102,732
Interest Expense	46,757	30,063	15,441
Net Interest Income (FTE)	120,948	111,212	87,291
Provision for Loan Losses	1,959	2,507	2,141
Taxable Equivalent Adjustments	1,812	1,222	1,207
Net Interest Income After Provision for Loan Losses	117,177	107,483	83,943
Noninterest Income	55,577	49,198	43,372
Gain on Sale of Credit Card Portfolios	-	-	7,181
Noninterest Expense	121,568	109,814	89,226
Income Before Income Taxes	51,186	46,867	45,270
Income Taxes	17,921	16,586	15,899
Net Income	$33,265	$30,281	$29,371

Basic Net Income Per Share	$1.79	$1.66	$1.74
Diluted Net Income Per Share	$1.79	$1.66	$1.74

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

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

In 2006, taxable equivalent net interest income increased $9.7 million, or 8.8%. This follows an increase of $23.9 million, or 27.4%, in 2005, and an increase of $5.9 million, or 7.2%, in 2004. The favorable impact in 2006 resulted from a $70.6 million, or 3.2%, growth in average earning assets and a 26 basis point improvement in the net interest margin percentage. These increases reflect the integration of our acquisition of FABC, higher earning asset yields and a slight improvement in earning asset mix, partially offset by higher funding cost. The increase in yields and funding costs are a result of the higher interest rate environment.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2006			2005			2004
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$2,029,397	$157,227	7.75%	$1,968,289	$133,665	6.79%	$1,538,744	$95,796	6.23%
Taxable Investment Securities	112,392	4,851	4.31%	142,406	4,250	2.98%	131,842	3,138	2.38%
Tax-Exempt Investment Securities(2)	74,634	3,588	4.81%	49,252	2,369	4.81%	51,979	2,965	5.70%
Funds Sold	41,854	2,039	4.81%	27,725	991	3.53%	67,278	833	1.24%
Total Earning Assets	2,258,277	167,705	7.42%	2,187,672	141,275	6.46%	1,789,843	102,732	5.74%
Cash & Due From Banks	100,237			105,787			93,070
Allowance for Loan Losses	(17,486)			(17,081)			(13,846)
Other Assets	240,050			210,355			137,678
TOTAL ASSETS	$2,581,078			$2,486,733			$2,006,745

LIABILITIES
NOW Accounts	$518,671	$7,658	1.48%	$430,601	$2,868.67%		$292,492	$733.25%
Money Market Accounts	370,257	11,687	3.16%	275,830	4,337	1.57%	227,808	1,190.52%
Savings Accounts	134,033	278	0.21%	152,890	292	0.19%	130,282	164.13%
Other Time Deposits	507,283	17,630	3.48%	550,821	13,637	2.48%	459,464	9,228	2.01%
Total Int. Bearing Deposits	1,530,244	37,253	2.43%	1,410,142	21,134	1.50%	1,110,046	11,315	1.02%
Short-Term Borrowings	78,700	3,074	3.89%	97,863	2,854	2.92%	100,582	1,270	1.26%
Subordinated Notes Payable	62,887	3,725	5.92%	50,717	2,981	5.88%	5,155	294	5.71%
Other Long-Term Borrowings	57,260	2,705	4.72%	70,216	3,094	4.41%	59,462	2,562	4.31%
Total Int. Bearing Liabilities	1,729,091	46,757	2.70%	1,628,938	30,063	1.85%	1,275,245	15,441	1.21%
Noninterest Bearing Deposits	504,687			544,746			489,155
Other Liabilities	29,964			26,337			21,614
TOTAL LIABILITIES	2,263,742			2,200,021			1,786,014

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	317,336			286,712			220,731

TOTAL LIABILITIES & EQUITY	$2,581,078			$2,486,733			$2,006,745

Interest Rate Spread			4.72%			4.61%			4.53%
Net Interest Income		$120,948			$111,212			$87,291
Net Interest Margin(3)			5.35%			5.09%			4.88%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $3.8 million, $3.1 million, and $1.7 million in 2006, 2005, and 2004, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS (1)

	2006 Changes From 2005			2005 Changes From 2004
		Due to Average				Due to Average
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Volume	Rate	Total	Calendar (3)	Volume	Rate
Earning Assets:
Loans, Net of Unearned Interest (2)	$23,562	$5,760	$17,802	$37,870	$(262)	$27,706	$11,506
Investment Securities:
Taxable	601	(689)	1,290	1,110	(3)	693	420
Tax-Exempt (2)	1,219	1,220	(1)	(597)	-	(156)	(441)
Funds Sold	1,048	444	604	158	(2)	(488)	648

Total	26,430	6,735	19,695	38,541	(267)	27,125	11,683

Interest Bearing Liabilities:
NOW Accounts	4,790	586	4,204	2,134	(2)	347	1,789
Money Market Accounts	7,350	1,485	5,865	3,148	(3)	251	2,900
Savings Accounts	(14)	(36)	22	128	(1)	28	101
Time Deposits	3,993	(1,078)	5,071	4,408	(25)	1,840	2,593
Short-Term Borrowings	221	(586)	807	1,585	(3)	83	1,505
Subordinated Notes Payable	744	715	29	2,687	(1)	2,609	79
Long-Term Borrowings	(390)	(571)	181	532	(7)	465	74

Total	16,694	515	16,179	14,622	(42)	5,623	9,041

Changes in Net Interest Income	$9,736	$6,220	$3,516	$23,919	$(255)	$21,502	$2,642

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

(3) Reflects the difference in 365 day year (2005) versus 366 day year (2004).

For the year 2006, taxable equivalent interest income increased $26.4 million, or 18.7%, over 2005, and increased $38.5 million, or 37.5%, in 2005 over 2004. Growth in 2006 was driven primarily by higher yields on earning assets and by the FABC acquisition. Rising interest rates during the first six months, coupled with the re-pricing of existing earning assets were the primary factors contributing to a 96 basis point improvement in the yield on earning assets, which increased from 6.46% in 2005 to 7.42% for 2006. This compares to a 72 basis point improvement in 2005 over 2004. As shown in Table 3, the loan portfolio was a significant contributor to the increase in interest income. Growth in interest income is expected to slow significantly in 2007, reflecting the current interest rate environment and the slowdown in loan activity over recent quarters.

Interest expense increased $16.7 million, or 55.5%, over 2005, and $14.6 million, or 94.7%, in 2005 over 2004. Rising interest rates and growth in interest bearing liabilities drove the increase in 2006. However, the impact of rising rates was partially offset by a shift in mix, as certificates of deposit (generally a higher cost deposit product) declined relative to total deposits. Certificates of deposit, as a percent of total average deposits, declined from 28.2% in 2005 to 24.9% in 2006. The average rate paid on interest bearing liabilities in 2006 increased 85 basis points compared to 2005, reflecting both deposit competition and the Federal Reserve's increases in the federal funds target rate. Interest expense is expected to trend upward in the upcoming year driven by the higher rate environment and increasing competition for deposits.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 11 basis points in 2006 and increased 8 basis points in 2005. The increase in 2006 was primarily attributable to the higher yields on earning assets.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.35% in 2006, compared to 5.09% in 2005 and 4.88% in 2004. In 2006, the higher yields on earning assets (partially offset by higher rates paid on interest bearing liabilities) resulted in a 26 basis point improvement in the margin.

During 2007, we anticipate some pressure on the net interest margin due to the increasing cost of deposits driven by the current rate environment and market conditions, and the slowdown in loan activity, which we have experienced over the last several quarters. A further discussion of our earning assets and funding sources can be found in the section entitled "Financial Condition."

Provision for Loan Losses

The provision for loan losses was $2.0 million in 2006, compared to $2.5 million in 2005 and $2.1 million in 2004. As discussed below, the analysis of our loan loss allowance resulted in a lower level of required reserves compared to 2005. The reduction in required reserves was driven by a decline in specific reserves held for several large previously identified impaired loans that were resolved during 2006. The loan loss provisions in both 2005 and 2004 were impacted by a re-assessment of the allowance for loan losses to reflect the changing risk profile associated with the Bank’s sale of its credit card portfolio during the third quarter of 2004 and the integration of our 2004 and 2005 acquisitions.

Our net charge-offs continue to remain low as a percentage of our average loan portfolio. Net charge-offs for 2006 totaled $2.1 million, or .11% of average loans for the year compared to $2.5 million, or .13% for 2005 and $3.4 million, or .22% for 2004. At December 31, 2006, the allowance for loan losses totaled $17.2 million compared to $17.4 million in 2005 and $16.0 million in 2004. At year-end 2006, the allowance represented .86% of total loans and provided coverage of 214% of nonperforming loans. Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end. See the section entitled "Financial Condition" and Tables 7 and 8 for further information regarding the allowance for loan losses.

Noninterest Income

Noninterest income increased $6.4 million, or 13.0%, over 2005 primarily due to higher deposit fees, retail brokerage fees, and card processing fees, which were slightly offset by the decrease in mortgage banking revenues.

In 2005, noninterest income (excluding the before-tax gain of $6.9 million on the sale of the Bank's credit card portfolio in August 2004) increased $5.5 million, or 12.6%, over 2004 primarily due to higher deposit service charge fees, asset management fees, mortgage banking revenues, and merchant services fees.

The table below reflects the major components of noninterest income.

	For the Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Noninterest Income:
Service Charges on Deposit Accounts	$24,620	$20,740	$17,574
Data Processing	2,723	2,610	2,628
Asset Management Fees	4,600	4,419	4,007
Retail Brokerage Fees	2,091	1,322	1,401
(Loss)/Gain on Sale of Investment Securities	(4)	9	14
Mortgage Banking Revenues	3,235	4,072	3,208
Merchant Services Fees	6,978	6,174	5,135
Interchange Fees	3,105	2,239	2,229
Gain on Sale of Credit Card Portfolios	-	-	7,180
ATM/Debit Card Fees	2,519	2,206	2,007
Other	5,710	5,407	5,170
Total Noninterest Income	$55,577	$49,198	$50,553

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees increased $3.9 million, or 18.7%, in 2006, compared to an increase of $3.2 million, or 18.0%, in 2005. Deposit service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges, and the collection rate. The increase in deposit service charge fees in both 2006 and 2005 primarily reflects higher overdraft and nonsufficient funds ("NSF") fees due to growth in deposit accounts attributable to Recent Acquisitions and our "Absolutely Free” checking products. Improved fee collection efforts also contributed to the improvement in 2006.

Asset Management Fees. In 2006, asset management fees increased $181,000, or 4.1%, versus an increase of $412,000, or 10.3%, in 2005. At year-end 2006, assets under management totaled $753.5 million, reflecting net growth of $60.5 million, or 8.7% over 2005. At year-end 2005, assets under management totaled $693.0 million, reflecting growth of $40.0 million, or 6.1% over 2004. The increase in both years reflects growth in new business and improved asset returns.

Mortgage Banking Revenues. In 2006, mortgage banking revenues decreased $838,000, or 20.6%, compared to an increase of $864,000, or 26.9% in 2005. The decline in 2006 reflects lower production reflective of a general slow-down in home purchase and refinancing activity within Bank markets. The increase in 2005 reflects higher production over 2004 which was driven by increased home purchase and construction activity in Bank markets and lower interest rates for residential real estate financing. We generally sell all fixed rate residential loan production into the secondary market. The level of interest rates, origination volume, and the percent of fixed rate production have significant impacts on our mortgage banking revenues.

Card Fees. Card processing fees (including merchant service fees, interchange fees, and ATM/debit card fees) increased $2.0 million, or 18.7% over 2005. Merchant services fees increased $805,000, or 13.0% in 2006 compared to a $1.0 million, or 20.2% increase in 2005. The improvement in both periods is directly related to growth in merchant card transaction volume primarily driven by growth in our client base. Interchange fees increased $866,000, or 38.7% compared to $10,000, or .45% in 2005, and ATM/debit card fees increased $313,000, or 14.2% compared to $199,000, or 9.9% in 2005. The higher interchange and ATM/debit card fees for both periods reflect an increase in our card base primarily associated with growth in deposit accounts.

Noninterest income as a percent of average assets was 2.15% in 2006, compared to 1.98% in 2005, and 2.52% in 2004. A higher level of deposit fees drove the improvement from 2005 to 2006. The decline from 2004 to 2005 primarily reflects the impact of the one-time gain on sale of the Bank's credit card portfolio in August 2004.

Noninterest Expense

Noninterest expense grew by $11.8 million, or 10.7%, over 2005. Higher expense for compensation, occupancy, intangible amortization, and interchange fees were the primary reasons for the increase.

Noninterest expense increased $20.6 million, or 23.1%, in 2005 due to higher expense for compensation, occupancy, professional fees, advertising, and intangible amortization.

The table below reflects the major components of noninterest expense.

	For the Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Noninterest Expense:
Salaries	$46,604	$40,978	$33,968
Associate Benefits	14,251	12,709	10,377
Total Compensation	60,855	53,687	44,345

Premises	9,395	8,293	7,074
Equipment	9,911	8,970	8,393
Total Occupancy	19,306	17,263	15,467

Legal Fees	1,734	1,827	1,301
Professional Fees	3,402	3,825	2,858
Processing Services	1,863	1,481	997
Advertising	4,285	4,275	2,001
Travel and Entertainment	1,664	1,414	1,023
Printing and Supplies	2,472	2,372	1,854
Telephone	2,323	2,493	2,048
Postage	1,145	1,195	1,007
Intangible Amortization	6,085	5,440	3,824
Merger Expense	-	438	550
Interchange Fees	6,010	5,402	4,741
Courier Service	1,307	1,360	1,143
Miscellaneous	9,117	7,342	6,067
Total Other	41,407	38,864	29,414

Total Noninterest Expense	$121,568	$109,814	$89,226

Compensation. Salaries and associate benefits expense increased $7.2 million, or 13.4% over 2005. For the year, we experienced increases in associate salaries of $5.4 million, payroll tax expense of $300,000, associate insurance expense of $329,000, pension plan expense of $378,000, and stock-based compensation of $705,000. The increase in associate salaries and payroll tax expense reflects the addition of FABC associates, annual merit/market based raises for associates, and lower realized loan cost. Realized loan cost reflects the impact of Statement of Financial Accounting Standard (“SFAS”) No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Acquiring Loans", which requires deferral and amortization of loan costs that are accounted for as a credit offset to salary expense. The decrease in the number of loans originated reduced the amount of this offset as compared to 2005. The increase in expense for insurance and pension benefits is reflective of an increase in eligible participants. The higher pension expense is also due to a lower discount rate used for the 2006 expense projection. Higher stock based compensation reflects an increase in plan participants and higher target awards due to the adoption of our new Stock-based Incentive Compensation Plan, which rewards our senior management team for meeting certain milestones toward our Project 2010 earnings goal.

In 2005, compensation increased $9.3 million, or 21.1%, over 2004. The increase in compensation was driven by higher expense for associate salaries, pension, and insurance benefits, primarily reflective of the integration of associates from acquisitions in late 2004 and mid-2005.

Occupancy. Occupancy expense (including furniture, fixtures and equipment) increased by $2.0 million, or 11.8%, in 2006, compared to $1.8 million, or 11.6% in 2005. For 2006, we experienced increases in depreciation of $895,000, maintenance and repairs (for our buildings as well as furniture, fixtures, and equipment) of $276,000, utilities of $343,000, maintenance agreements of $364,000, and building insurance of $143,000. The increase in depreciation is related to the addition of FABC offices as well as renovations. An increase in our general maintenance service expense associated with new and existing banking offices, core processing/networking systems and ATM’s drove the increase in maintenance and repairs. Utility expense increased due to a mid-year rate hike and the addition of FABC offices in mid-2005. The increase in expense for maintenance agreements is primarily due to an increase in core processing and networking costs partially attributable to enhancement of our back-up and recovery capabilities. The addition of new and replacement offices, renovations of existing offices, and an insurance premium increase drove the increase in building insurance.

The increase in 2005 was driven by higher expense for depreciation, maintenance and repair, and property taxes, primarily attributable to the increase in the number of banking offices, and higher expense for core processing and other software maintenance agreements.

Other. Other noninterest expense increased $2.5 million, or 6.5%, in 2006, compared to $9.4 million, or 32.1% in 2005. The increase in 2006 was primarily attributable to higher expense for the following categories: 1) processing services - $382,000, 2) travel and entertainment - $250,000, 3) intangible amortization - $645,000, 4) interchange fees - $608,000, and 5) miscellaneous - $1.4 million. The increase in processing services is due to the addition of core processing system applications and system upgrade and enhancements. The higher expense for travel and entertainment is linked primarily to an increase in associate training and company events during the year. The increase in intangible amortization reflects new core deposit amortization from the FABC acquisition. The increase in interchange fees is due to increased merchant card transaction volume. Miscellaneous expense grew due to increases in other losses, ATM/debit card production, associate hiring expense, and associate training expense.

The increase in 2005 was attributable primarily to: (1) higher legal expense of $526,000; (2) higher professional fees of $967,000; (3) increased processing service cost of $484,000; (4) higher advertising costs of $2.3 million, related to our “Absolutely Free” checking program; (5) increased printing and supply expense of $518,000; (6) higher intangible amortization of $1.6 million; (7) increased interchange fees of $661,000; and (8) higher miscellaneous expense of $1.3 million.

The operating net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and one-time merger expenses, as a percent of average assets) was 2.32% in 2006 compared to 2.20% in 2005, and 1.71% in 2004. Our operating efficiency ratio (expressed as noninterest expense, net of intangible amortization and one-time merger expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 65.4%, 64.8%, and 61.6% in 2006, 2005 and 2004, respectively. The increase in these operating ratios is due to the expense growth noted above. Management has recently taken steps to strengthen our expense control procedures, including enhancement of current expense policies, creation of an expense control committee, which will focus on identifying cost savings strategies, and implementation of a new software system to improve accountability for expense management across our various divisions. Management believes it has been successful in identifying in excess of $3.5 million in either new incremental revenue or cost savings. A portion of these profit enhancement initiatives were implemented during the later half of 2006 while the remainder will be implemented during 2007.

Income Taxes

The consolidated provision for federal and state income taxes was $17.9 million in 2006, compared to $16.6 million in 2005, and $15.9 million in 2004. The increase in all three years was due to higher taxable income driven by earnings growth. Lower tax-exempt income also contributed to the increase in 2005.

The effective tax rate was 35.0% in 2006, 35.4% in 2005, and 35.1% in 2004. These rates differ from the combined federal and state statutory tax rates due primarily to tax-exempt income on loans and securities.

FINANCIAL CONDITION

Our balance sheet reflects the acquisition of FABC in May 2005. Average assets totaled $2.6 billion, an increase of $94.3 million, or 3.8%, in 2006 versus the comparable period in 2005. Average earning assets for 2006 were $2.3 billion, representing an increase of $70.6 million, or 3.2%, over 2005. Growth in average loans of $61.1 million, or 3.1% and average funds sold of $14.1 million, or 51.0% were the reasons for the earning asset increase in 2006. Partially offsetting these increases was a decrease in average investment securities of $4.6 million, or 2.4%. We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

Average loans increased $61.1 million, or 3.1%, over the comparable period in 2005. Loans as a percent of average earning assets were 90.0% in both 2006 and 2005. Our loan growth reflects the acquisition of FABC in May 2005. A high level of principal pay-downs and loan pay-offs, and a general slowdown in existing markets negatively impacted loan growth. The average loan portfolio declined in each of the last four quarters and was down $59.1 million, or 2.9% from the fourth quarter of 2005 to the fourth quarter of 2006.

Although management is continually evaluating alternative sources of revenue, lending is a major component of our business and is key to our profitability. While we strive to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner. Thus, we will not relax our underwriting standards in order to achieve designated growth goals.

Table 4
SOURCES OF EARNING ASSET GROWTH

	2005 to	Percentage	Components of
	2006	Of Total	Average	Earning	Assets
(Average Balances - Dollars In Thousands)	Change	Change	2006	2005	2004

Loans:
Commercial, Financial, and Agricultural	$ 11,642	16.0%	9.7%	9.5%	10.3%
Real Estate - Construction	23,811	34.0%	7.8%	6.9%	6.2%
Real Estate - Commercial	(20,392)	(29.0%)	29.5%	31.4%	27.3%
Real Estate - Residential	42,022	60.0%	32.2%	31.3%	29.1%
Consumer	4,025	6.0%	10.7%	10.9%	13.1%
Total Loans	61,108	87.0%	89.9%	90.0%	86.0%

Investment Securities:
Taxable	(30,014)	(43.0%)	5.0%	6.5%	7.4%
Tax-Exempt	25,382	36.0%	3.2%	2.3%	2.9%
Total Securities	(4,632)	(7.0%)	8.2%	8.8%	10.3%

Funds Sold	14,129	20.0%	1.9%	1.2%	3.7%

Total Earning Assets	$ 70,605	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 99.7% in 2006 from 100.7% in 2005. This compares to an average loan-to-deposit ratio in 2004 of 96.2%. The lower loan-to-deposit ratio in 2006 reflects strong deposit growth in relation to the loan growth. The higher average loan-to-deposit ratio in 2005 reflects strong loan growth.

The composition of our loan portfolio at December 31, for each of the past five years is shown in Table 5. Table 6 arrays our total loan portfolio as of December 31, 2006, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 35.7% as of December 31, 2006, versus 34.9% at December 31, 2005.

Table 5
LOANS BY CATEGORY

	As of December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002
Commercial, Financial and Agricultural	$229,327	$218,434	$206,474	$160,048	$141,459
Real Estate - Construction	179,072	160,914	140,190	89,149	91,110
Real Estate - Commercial	643,885	718,741	655,426	391,250	356,807
Real Estate - Residential	709,735	723,336	600,375	467,790	474,069
Consumer	237,702	246,069	226,360	233,395	221,776
Total Loans, Net of Unearned Interest	$1,999,721	$2,067,494	$1,828,825	$1,341,632	$1,285,221

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$96,103	96,313	36,911	229,327
Real Estate	456,980	225,088	850,624	1,532,692
Consumer(1)	31,788	201,772	4,142	237,702
Total	$584,871	523,173	891,677	1,999,721

Loans with Fixed Rates	$301,995	421,040	95,952	818,987
Loans with Floating or Adjustable Rates	282,876	102,133	795,725	1,180,734
Total	$584,871	523,173	891,677	1,999,721

(1)	Demand loans and overdrafts are reported in the category of one year or less.

Allowance for Loan Losses

Management believes it maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management's judgment of overall credit quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio's overall credit quality and other risk factors both internal and external to us.

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

The method used to assign a specific reserve depends on whether repayment of the loan is dependent on liquidation of collateral. If repayment is dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the fair value of the collateral after estimated sales expenses. If repayment is not dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the estimated cash flows discounted using the loan’s effective interest rate. The discounted value of the cash flows is based on the anticipated timing of the receipt of cash payments from the borrower. The reserve allocations assigned to impaired loans are sensitive to the extent market conditions or the actual timing of cash receipts change.

Once specific reserves have been assigned to impaired loans, general reserves are assigned to the remaining portfolio. General reserves are assigned to commercial purpose loans of $100,000 or more that are not impaired and large groups of smaller-balance homogenous loans, including commercial loans less than $100,000, consumer loans, and residential mortgage loans.

Commercial purpose loans exceeding $100,000 that are not impaired, but exhibit specific weaknesses are detailed in a monthly Problem Loan Report. These loans are divided into seven different pools based on various risk characteristics and the underlying value of collateral taken to secure specific loans within the pools. These classified loans are monitored for changes in risk ratings that are assigned based on the Bank’s Asset Classification Policy, and for the ultimate disposition of the loan. The ultimate disposition may include upgrades in risk ratings, payoff of the loan, or charge-off of the loan. This migration analysis results in a loan loss ratio by loan pool of classified loans that is applied to the balance of the pool to determine general reserves for specifically identified pools of problem loans. This charge-off ratio is adjusted for various environmental factors including past due and nonperforming trends in the loan portfolio, the micro- and macro-economic outlook, and credit administration practices as determined by independent parties.

General reserves are assigned to smaller balance homogenous loan pools, including commercial loans less than $100,000, consumer loans, and residential mortgage loans based on calculated overall loan loss ratios for the past three years. The loan loss ratios applied are adjusted for various environmental factors.

The allowance for loan losses is compared against the sum of the specific reserves assigned to impaired loans plus the general reserves assigned to the remaining portfolio. Adjustments are made when appropriate. A most likely reserve value is determined within the computed range of required calculated reserve, with the actual allowance for loan losses compared to the most likely reserve value. The unallocated reserve is monitored on a regular basis and adjusted based on management’s determination of estimation risk and other existing conditions that are not included in the allocated allowance determination. Table 7 analyzes the activity in the allowance over the past five years.

The allowance for loan losses of $17.2 million at December 31, 2006 is similar to the allowance of $17.4 million at year-end 2005. As a percent of total loans, the allowance was .86% in 2006 and .84% in 2005. The allowance for loan losses reflects management’s current estimation of the credit quality of our loan portfolio. While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management’s assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management’s opinion that the allowance at December 31, 2006 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed. There was a significant change in the reserve allocation in 2004 as noted by reserves held for the consumer loan, commercial real estate, and commercial portfolios. The Bank's credit card portfolio, which previously accounted for up to one-third of net loan losses annually, was sold in August 2004, thus reducing the reserves required to support consumer loans. The large increase in 2004 for reserves held for commercial real estate and commercial loans was due to the acquisition of loans from FMB in late 2004. Additionally, FABC was acquired during 2005, which pushed total reserves higher.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002

Balance at Beginning of Year	$17,410	$16,037	$12,429	$12,495	$12,096
Acquired Reserves	-	1,385	5,713	-	-
Reserve Reversal(1)	-	-	(800)	-	-

Charge-Offs:

Commercial, Financial and Agricultural	841	1,287	873	426	818
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial	346	255	48	91	-
Real Estate - Residential	280	321	191	228	175
Consumer	2,516	2,380	3,946	3,794	3,279
Total Charge-Offs	3,983	4,243	5,058	4,539	4,272

Recoveries:

Commercial, Financial and Agricultural	246	180	81	142	136
Real Estate - Construction	-	-	-	-	-
Real Estate - Commercial	17	3	14	-	20
Real Estate - Residential	11	37	188	18	37
Consumer	1,557	1,504	1,329	877	1,181
Total Recoveries	1,831	1,724	1,612	1,037	1,374

Net Charge-Offs	2,152	2,519	3,446	3,502	2,898

Provision for Loan Losses	1,959	2,507	2,141	3,436	3,297

Balance at End of Year	$17,217	$17,410	$16,037	$12,429	$12,495

Ratio of Net Charge-Offs to Average Loans Outstanding	.11%	.13%	.22%	.27%	.23%

Allowance for Loan Losses as a Percent of Loans at End of Year	.86%	.84%	.88%	.93%	.97%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	8.00x	6.91x	4.65x	3.55x	4.31x
(1)	Reflects recapture of reserves allocated to the credit card portfolio sold in August 2004.

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2006		2005		2004		2003		2002
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans

Commercial, Financial and Agricultural	$3,900	11.5%	$3,663	10.6%	$4,341	11.3%	$2,824	11.9%	$2,740	11.0%
Real Estate:
Construction	745	9.0	762	7.8	578	7.7	313	6.6	348	7.1
Commercial	5,996	32.2	6,352	34.7	6,296	35.8	2,831	29.2	2,559	27.8
Residential	1,050	35.5	1,019	35.0	705	32.8	853	34.9	1,021	36.9
Consumer	3,081	11.8	3,105	11.9	2,966	12.4	4,169	17.4	4,210	17.2
Not Allocated	2,445	-	2,509	-	1,151	-	1,439	-	1,617	-

Total	$17,217	100.0%	$17,410	100.0%	$16,037	100.0%	$12,429	100.0%	$12,495	100.0%

Risk Element Assets

Risk element assets consist of nonaccrual loans, renegotiated loans, other real estate, loans past due 90 days or more, potential problem loans and loan concentrations. Table 9 depicts certain categories of our risk element assets as of December 31 for each of the last five years. We discuss potential problem loans and loan concentrations within the narrative portion of this section.

Our nonperforming loans increased $2.8 million, or 52.9%, from a level of $5.3 million at December 31, 2005, to $8.0 million at December 31, 2006. During 2006 we added loans totaling approximately $13.0 million to non-accruing status, while removing loans totaling $10.3 million. Of the $10.3 million removed, $3.1 million consisted of principal reductions and loan payoffs, $1.3 million represented loans transferred to other real estate, $5.3 million consisted of loans brought current and returned to an accrual status, and $.6 million was charged off. The increase in nonaccrual loans is partly attributable to the addition of one large commercial real estate loan to nonaccrual status during the fourth quarter of 2006 for which no material loss is expected. Where appropriate, management has allocated specific reserves to absorb anticipated losses on nonperforming loans.

We review non-accrual loans exceeding $25,000 not secured by 1-4 family residential properties quarterly for impairment. A loan is considered impaired when the full collection of principal and interest in accordance with the contractual terms is improbable. When a loan is considered impaired, we review our exposure to credit loss. If credit loss is probable, a specific reserve is allocated to absorb the anticipated loss. We had $10.7 million in loans considered impaired at December 31, 2006. The anticipated loss in those impaired loans is $2.3 million.

Table 9
RISK ELEMENT ASSETS

	As of December 31,
(Dollars in Thousands)	2006	2005	2004	2003	2002

Nonaccruing Loans	$8,042	$5,258	$4,646	$2,346	$2,510
Restructured	-	-	-	-	-
Total Nonperforming Loans	8,042	5,258	4,646	2,346	2,510
Other Real Estate	689	292	625	4,955	1,333
Total Nonperforming Assets	$8,731	$5,550	$5,271	$7,301	$3,843

Past Due 90 Days or More	135	309	605	$328	$2,453

Nonperforming Loans/Loans	.40%	.25%	.25%	.17%	.20%
Nonperforming Assets/Loans Plus Other Real Estate	.44%	.27%	.29%	.54%	.30%
Nonperforming Assets/Capital(1)	2.62%	1.72%	1.93%	3.39%	1.93%
Allowance/Nonperforming Loans	214.09%	331.11%	345.18%	529.80%	497.72%

(1)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

We generally recognize interest on non-accrual loans only when received. We apply cash collected on non-accrual loans against the principal balance or recognize it as interest income based upon management’s expectations as to the ultimate collectibility of principal and interest in full. If interest on non-accruing loans had been recognized on a fully accruing basis, we would have recorded an additional $483,000 of interest income for the year ended December 31, 2006.

Other real estate totaled $689,000 at December 31, 2006, versus $292,000 at December 31, 2005. This category includes property owned by the Bank that was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure. During 2006, we added properties totaling $1.3 million, and partially or completely liquidated properties totaling $903,000, resulting in a net increase in other real estate of approximately $397,000.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms. Potential problem loans totaled $11.8 million at December 31, 2006, compared to $9.8 million at year-end 2005.

Loans past due 90 days or more and still on accrual status totaled $135,000 at year-end, down from $309,000 at the previous year-end.

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

While we have a majority of our loans (76.7%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2006, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 32.2% and 35.5%, respectively, of the loan portfolio.

Our real estate loan portfolio, while subject to cyclical pressures, is not unusually speculative in nature and is originated at amounts that are within or exceed regulatory guidelines for collateral values. Management anticipates no significant reduction in the percentage of real estate loans to total loans outstanding.

Management is continually analyzing its loan portfolio in an effort to identify and resolve problem assets as quickly and efficiently as possible. As of December 31, 2006, management believes it has identified and adequately reserved for such problem assets. However, management recognizes that many factors can adversely impact various segments of our markets, creating financial difficulties for certain borrowers. As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 2006, our average investment portfolio decreased $4.6 million, or 2.4%, from 2005 and increased $7.8 million, or 4.3%, from 2004 to 2005. As a percentage of average earning assets, the investment portfolio represented 8.3% in 2006, compared to 8.8% in 2005. In 2006, the average balance of our investment portfolio declined due to the timing of reinvesting investments that had matured. In 2005, the increase in the portfolio was due to additional securities obtained through an acquisition in late 2004, and the increase in required holdings of Federal Home Loan Bank stock. Throughout 2007, we will closely monitor liquidity levels to assess the need to purchase additional investments.

In 2006, average taxable investments decreased $30.0 million, or 21.1%, while tax-exempt investments increased $25.4 million, or 51.5%. This change in mix was attributable to the attractive spread offered by tax-exempt securities compared to taxable securities during the year. Management will continue to purchase municipal issues when it considers the yield to be attractive and we can do so without adversely impacting our tax position. As of December 31, 2006, we have the ability to purchase additional tax-exempt securities without adverse tax consequences.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of December 31, 2006, all securities are classified as available-for-sale. The classification of securities as available-for-sale offers management full flexibility in managing our liquidity, and interest rate sensitivity without adversely impacting our regulatory capital levels. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive loss component of shareowners' equity. At December 31, 2006, shareowners' equity included a net unrealized loss in the investment portfolio of $0.8 million, compared to a net unrealized loss of $1.2 million at December 31, 2005. It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2006 and 2005 was 1.75 and 1.65 years, respectively. Table 10 below provides a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of our investment portfolio at December 31, 2006 was 4.72%, versus 3.57% in 2005. The increase in yield was due to purchases of securities with yields higher than those of maturing bonds. Purchases of shorter-term securities resulted in higher yields due to the yield curve being inverted for a majority of 2006. The quality of the municipal portfolio at year-end is depicted on page 40. There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2006.

Table 10 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	As of December 31,
	2006			2005			2004
(Dollars in Thousands)	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield

U.S. GOVERNMENTS
Due in 1 year or less	$17,329	$17,150	3.45%	$58,032	$57,621	2.30%	$48,553	$48,327	2.08%
Due over 1 year through 5 years	56,388	55,978	4.64	24,296	23,662	3.52	66,863	66,204	2.38
Due over 5 years through 10 years	-	-	-	1,970	1,948	3.57	7,684	7,589	3.75
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	73,717	73,128	4.36	84,298	83,231	2.68	123,100	122,120	2.35

STATES & POLITICAL SUBDIVISIONS
Due in 1 year or less	31,438	31,300	4.21	21,097	21,048	4.66	27,916	28,090	5.94
Due over 1 year through 5 years	52,183	51,922	5.25	32,130	31,702	4.11	21,076	21,200	4.56
Due over 5 years through 10 years	-	-	-	384	393	6.53	897	916	5.36
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	83,621	83,222	4.86	53,611	53,143	4.34	49,889	50,206	5.35

MORTGAGE-BACKED SECURITIES(2)
Due in 1 year or less	3,568	3,571	5.37	339	337	3.97	489	493	5.13
Due over 1 year through 5 years	14,942	14,732	4.58	14,958	14,685	4.12	22,719	22,839	3.96
Due over 5 years through 10 years	4,734	4,593	5.02	5,651	5,509	5.09	3,085	3,068	4.83
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	23,244	22,896	4.79	20,948	20,531	4.38	26,293	26,400	4.09

OTHER SECURITIES
Due in 1 year or less	-	-	-	-	-	-	-	-	-
Due over 1 year through 5 years	-	-	-	-	-	-	-	-	-
Due over 5 years through 10 years	-	-	-	-	-	-	-	-	-
Due over 10 years(3)	12,648	12,648	5.78	14,114	14,114	4.75	11,514	11,514	4.31
TOTAL	12,648	12,648	5.78	14,114	14,114	4.75	11,514	11,514	4.31

TOTAL INVESTMENT SECURITIES	$193,230	$191,894	4.72%	$172,971	$171,019	3.57%	$210,796	$210,240	3.38%

(1)
Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2)	Based on weighted average life.

(3)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY

	As of December 31,
(In Years)	2006	2005	2004
U.S. Governments	1.76	1.01	1.54
States and Political Subdivisions	1.39	1.31	1.32
Mortgage-Backed Securities	3.05	5.05	2.67
Other Securities	-	-	-
TOTAL	1.75	1.65	1.63

MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)

Moody's Rating	Amortized Cost	Percentage
AAA	$77,122	92.79%
AA-1	0	0.00
AA-2	500.60
AA-3	501.60
AA	20.02
Not Rated(1)	4,983	5.99
Total	$83,126	100.00%

(1)	All of the securities not rated by Moody's are rated "A-" or higher by S&P.

Deposits and Funds Purchased

Average total deposits of $2.03 billion in 2006, increased $80.0 million, or 4.1%, from the prior year. Deposit growth for the year was driven primarily by the integration of deposits from FABC, growth in balances related to "Absolutely Free Checking" products, and our “Cash Power” money market product. Increases realized in NOW accounts ($88.1 million) and money market account ($94.4 million) were partially offset by a reduction in DDA accounts ($40.1 million), savings accounts ($20.9 million), and certificates of deposit ($43.5 million). Average noninterest bearing deposits as a percent of average total deposits declined from 27.9% in 2005 to 24.8% in 2006. This was primarily a result of the growth in interest bearing "Absolutely Free Checking" balances and “Cash Power” money market balances partly attributable to the higher interest rate environment. The decrease in certificates of deposit reflects management’s strategy to manage the overall mix of deposits and not compete with higher rate paying competitors for this funding source unless the relationship is profitable and warrants retention. In 2007, growth is anticipated to continue in nonmaturity deposits primarily associated with our "Absolutely Free Checking" products, and our “Cash Power” money market product.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in our deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances (maturing in less than one year), and other borrowings, decreased $19.2 million, or 19.6%. The decrease is attributable to a $15.0 million decrease in federal funds purchased and a $5.4 million decrease in repurchase agreements, partially offset by a $2.7 million increase in short-term Federal Home Loan Bank advances. See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Table 11
SOURCES OF DEPOSIT GROWTH

	2005 to	Percentage	Components of
	2006	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2006	2005	2004
Noninterest Bearing Deposits	$(40,059)	(50.0)%	24.8%	27.9%	30.6%
NOW Accounts	88,070	110.0	25.5	22.0	18.3
Money Market Accounts	94,427	118.0	18.2	14.1	14.3
Savings	(18,857)	(23.6)	6.6	7.8	8.1
Time Deposits	(43,538)	(54.4)	24.9	28.2	28.7
Total Deposits	$80,043	100.0%	100.0%	100.0%	100.0%

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	December 31, 2006
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$40,910	30.31%
Over three through six months	28,448	21.08
Over six through twelve months	44,515	32.98
Over twelve months	21,107	15.63
Total	$134,980	100.00%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity for a banking institution is the availability of funds to meet increased loan demand and excessive deposit withdrawals. Management monitors our financial position in an effort to ensure we have ready access to sufficient liquid funds to meet normal transaction requirements, can take advantage of investment opportunities and cover unforeseen liquidity demands. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (e.g., collection of interest and fees), federal funds sold, loan and investment maturities, our bank lines of credit, approved lines for the purchase of federal funds by CCB and Federal Home Loan Bank advances.

We ended 2006 with $78.8 million in liquidity, an increase of $17.6 million from the previous year-end. On a year-to-date average basis, liquidity increased $14.1 million from 2005. The increase in average liquidity was primarily the result of the aforementioned deposit growth.

Borrowings

At December 31, 2006, we had $55.5 million in borrowings outstanding to the Federal Home Loan Bank of Atlanta ("FHLB") consisting of 35 notes. Three notes totaling $13.0 million are classified as short-term borrowings with the remaining notes classified as long-term borrowings. The interest rates are fixed and the weighted average rate at December 31, 2006 was 4.57%. Required annual principal reductions approximate $2.7 million, with the remaining balances due at maturity ranging from 2007 to 2024. During 2006, we obtained one advance from the FHLB totaling $3.2 million with a fixed rate of 5.25% and maturing in 2022. The FHLB notes are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings.

Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2006.

	Payments Due By Period
(Dollars in Thousands)	1 Year or Less	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Federal Home Loan Bank Advances	$15,585	$16,985	$5,225	$17,669	$55,464
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	1,503	2,600	2,036	6,071	12,210
Total Contractual Cash Obligations	$17,088	$19,585	$7,261	$86,627	$130,561

We issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings. The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a fixed rate of 5.71% for five years, then adjustable annually to LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The proceeds of this borrowing were used to partially fund the Farmers and Merchants Bank of Dublin acquisition. The interest payments for the CCBG Capital Trust II borrowing are due quarterly at a fixed rate of 6.07% for five years, then adjustable quarterly to LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of this borrowing were used to partially fund the FABC acquisition.

We anticipate that our capital expenditures will approximate $26.6 million over the next twelve months. These capital expenditures are expected to consist primarily of several new offices in existing markets, office equipment and furniture, and technology purchases. Management believes that these capital expenditures can be funded with existing resources internally without impairing our ability to meet our on-going obligations.

Capital

We continue to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 12.15%, 11.65%, and 10.86%, in 2006, 2005, and 2004, respectively.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier 1 capital. As of December 31, 2006, we exceeded these capital guidelines with a total risk-based capital ratio of 14.95% and a Tier 1 ratio of 14.00%, compared to 13.56% and 12.61%, respectively, in 2005. As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations previously noted. See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A tangible leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier 1 capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2006, we had a leverage ratio of 11.30% compared to 10.27% in 2005.

Shareowners' equity as of December 31, for each of the last three years is presented below:

Shareowners' Equity

(Dollars in Thousands)	2006	2005	2004
Common Stock	185	186	177
Additional Paid-in Capital	80,654	83,304	52,328
Retained Earnings	243,242	223,532	204,648
Subtotal	324,081	307,022	257,153
Accumulated Other Comprehensive (Loss), Net of Tax	(8,311)	(1,246)	(353)
Total Shareowners' Equity	$315,770	$305,776	$256,800

At December 31, 2006, our common stock had a book value of $17.01 per diluted share compared to $16.39 in 2005. Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2006, the net unrealized loss was $.8 million compared to a net unrealized loss of $1.2 million in 2005. Beginning in 2006, book value has been impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with SFAS 158. At December 31, 2006, the net pension liability reflected in other comprehensive income was $7.5 million.

Our Board of Directors has authorized the repurchase of up to 1,171,875 shares of our outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. Through December 31, 2006, we have repurchased a total of 879,837 shares at an average purchase price of $18.55 per share. During 2006, we repurchased 164,596 shares at an average purchase price of $32.56.

We offer an Associate Incentive Plan under which certain associates are eligible to earn shares of our common stock based upon achieving established performance goals. In 2006, we issued 19,643 shares, valued at approximately $644,290 under this plan.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount. In 2006, 31,584 shares, valued at approximately $969,000 (before 10% discount), were issued under these plans.

Dividends

Adequate capital and financial strength is paramount to our stability and the stability of our subsidiary bank. Cash dividends declared and paid should not place unnecessary strain on our capital levels. When determining the level of dividends the following factors are considered:

▪	Compliance with state and federal laws and regulations;
▪	Our capital position and our ability to meet our financial obligations;
▪	Projected earnings and asset levels; and
▪	The ability of the Bank and us to fund dividends.

Although we believe a consistent dividend payment is favorably viewed by the financial markets and our shareowners, our Board of Directors will declare dividends only if we are considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment.

Dividends declared and paid totaled $.6625 per share in 2006. For the first through third quarters of 2006 we declared and paid a dividend of $.1625 per share. The dividend was raised 7.7% in the fourth quarter of 2006 from $.1625 per share to $.1750 per share. We paid dividends of $.6185 per share in 2005 and $.5840 per share in 2004. The dividend payout ratio was 37.01%, 37.35%, and 33.62% for 2006, 2005 and 2004, respectively. Total cash dividends declared per share in 2006 represented an 8.1% increase over 2005. All share and per share data has been adjusted to reflect the five-for-four stock split effective July 1, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2006, we had $419.0 million in commitments to extend credit and $17.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the FHLB, investment security maturities and our revolving credit facility provide a sufficient source of funds to meet these commitments.

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

Intangible Assets. Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We perform an impairment review on an annual basis to determine if there has been impairment of our goodwill. We have determined that no impairment existed at December 31, 2006. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its identified reporting units. Significant changes to these estimates may have a material impact on our reported results.

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

The weighted-average discount rate is determined by matching the anticipated Retirement Plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized in 2006 was 5.75%. The estimated impact to 2006 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease of approximately $291,000 and an increase of approximately $305,000, respectively. We anticipate using a 6.00% discount rate in 2007.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized for 2006 was 8.0%. The estimated impact to pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $126,000 decrease or increase, respectively. We anticipate using a rate of return on plan assets for 2007 of 8.0%.

The assumed rate of annual compensation increases of 5.50% in 2006 is based on expected trends in salaries and the employee base. This assumption is not expected to change materially in 2007.

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

SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008 and is not expected to have a significant impact on our financial statements.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88 106, and 132(R)." SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. We have recognized the funded status of our defined benefit pension plan in our financial statements for the year ended December 31, 2006. See Note 12 to the Consolidated Financial Statements for additional information regarding the impact of adopting this standard.

Financial Accounting Standards Board Interpretations

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on our financial statements.

SEC Staff Accounting Bulletin

Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted SAB 108 in December 2006 and analyzed the impact of prior uncorrected misstatements under the guidance set forth in the pronouncement.

Two techniques are used by companies in practice to accumulate and quantify misstatements — the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the approach we previously used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Subsequent to adoption, SAB No. 108 requires registrants to begin using both approaches to evaluate prior year misstatements.

Use of the rollover approach resulted in an accumulation of misstatements to our statements of financial condition that were deemed immaterial to the financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. Under the iron curtain approach, the accumulation of misstatements, when aggregated, were deemed to be material to our financial statements in the current reporting period.

We elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of retained earnings in 2006. We recorded a cumulative effect adjustment to decrease retained earnings by $1.2 million (after-tax) for the adoption of SAB 108. We evaluated the impact of these adjustments on previous periods presented in the consolidated financial statements, individually and in the aggregate, under the rollover method and concluded that they were immaterial to those periods’ consolidated financial statements.

The following table presents a description of the two adjustments included in the cumulative adjustment to retained earnings. These adjustments were identified by us in the normal course of performing our internal control activities:

	Adjustment	Description	Years Impacted

Operating Leases	$715,000	Establish deferred rent payable due to difference in using straight-line accounting method for operating leases (required per SFAS 13) versus cash-basis accounting	1990 - 2006

Supplies	$518,000	Overstatement of prepaid supply account due to improper recognition of sales tax and freight charges when supplies were used	1998 - 2006

Total	$1,233,000

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Our financial assets and liabilities are classified as other-than-trading. An analysis of the other-than-trading financial components including the fair values, are presented in Table 14. This table presents our consolidated interest rate sensitivity position as of year-end 2006 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates. The asset and liability values presented in Table 14 may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

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

Table 14
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS (1)
Other Than Trading Portfolio

	As of December 31, 2006
(Dollars in Thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value(5)
Loans
Fixed Rate	$318,728	$154,370	$100,627	$46,290	$23,988	$17,314	$661,317	$660,438
Average Interest Rate	6.55%	7.68%	7.89%	7.83%	7.47%	6.69%	7.15%
Floating Rate(2)	1,055,362	163,095	94,883	8,636	5,861	10,567	1,338,404	1,348,804
Average Interest Rate	7.04%	7.07%	7.66%	7.54%	7.90%	8.14%	7.11%
Investment Securities(3)
Fixed Rate	56,247	79,065	40,900	8,248	4,767	1,630	190,859	190,859
Average Interest Rate	3.13%	4.34%	4.10%	4.09%	4.25%	4.84%	3.93%
Floating Rate	1,035	-	-	-	-	-	1,035	1,035
Average Interest Rate	5.21%	-	-	-	-	-	5.21%
Other Earning Assets
Floating Rate	78,795	-	-	-	-	-	78,795	78,795
Average Interest Rate	5.22%	-	-	-	-	-	5.22%
Total Financial Assets	$1,510,167	$396,530	$236,410	$63,174	$34,616	$29,511	$2,270,409	$2,279,930
Average Interest Rate	6.70%	6.77%	7.14%	7.30%	7.10%	7.11%	6.78%

Deposits(4)
Fixed Rate Deposits	$397,418	$57,172	$20,695	$5,713	$2,147	-	$483,145	$408,799
Average Interest Rate	4.00%	4.10%	4.26%	3.94%	4.17%	-	4.02%
Floating Rate Deposits	1,108,495	-	-	-	-	-	1,108,495	1,108,495
Average Interest Rate	2.35%	-	-	-	-	-	2.35%
Other Interest Bearing
Liabilities
Fixed Rate Debt	4,397	14,004	3,218	2,970	2,915	15,579	43,083	42,256
Average Interest Rate	4.64%	4.41%	4.77%	4.90%	4.98%	4.98%	4.74%
Floating Rate Debt	65,023	-	30,928	31,959	-	-	127,910	127,983
Average Interest Rate	4.22%	-	5.71%	6.07%	-	-	5.04%
Total Financial Liabilities	$1,575,333	$71,176	$54,841	$40,642	$5,062	$15,579	$1,762,633	$1,687,533
Average interest Rate	2.85%	4.16%	5.11%	5.68%	4.63%	4.98%	3.06%

(1)	Based upon expected cash flows unless otherwise indicated.

(2)	Based upon a combination of expected maturities and re-pricing opportunities.

(3)	Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4)	Savings, NOW and money market accounts can be re-priced at any time, therefore, all such balances are included as floating rate deposits. Time deposit balances are classified according to maturity.

(5)	Fair value of loans does not include a reduction for the allowance for loan losses.

Item 8. Financial Statements and Supplementary Data

Table 15
QUARTERLY FINANCIAL DATA

	2006				2005
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$42,600	$42,512	$41,369	$39,412	$38,780	$36,889	$33,910	$30,474
Interest Expense	13,003	12,289	11,182	10,282	9,470	7,885	6,788	5,920
Net Interest Income	29,597	30,223	30,187	29,130	29,310	29,004	27,122	24,554
Provision for Loan Losses	460	711	121	667	1,333	376	388	410
Net Interest Income After Provision for Loan Losses	29,137	29,512	30,066	28,463	27,977	28,628	26,734	24,144
Noninterest Income	14,385	14,144	14,003	13,045	12,974	13,123	12,041	11,060
Merger Expense	-	-	-	-	24	180	234	-
Noninterest Expense	29,984	30,422	31,070	30,092	29,318	28,429	26,362	25,267
Income Before Provision for Income Taxes	13,538	13,234	12,999	11,416	11,609	13,142	12,179	9,937
Provision for Income Taxes	4,688	4,554	4,684	3,995	4,150	4,565	4,311	3,560
Net Income	$8,850	$8,680	$8,315	$7,421	$7,459	$8,577	$7,868	$6,377
Net Interest Income (FTE)	$30,152	$30,745	$30,591	$29,461	$29,652	$29,329	$27,396	$24,835

Per Common Share:
Net Income Basic	$.48	$.47	$.44	$.40	$.40	$.46	$.44	$.36
Net Income Diluted	.48	.47	.44	.40	.40	.46	.44	.36
Dividends Declared	.175	.163	.163	.163	.163	.152	.152	.152
Diluted Book Value	17.01	17.18	16.81	16.65	16.39	16.17	15.87	14.69
Market Price:
High	35.98	33.25	35.39	37.97	39.33	38.72	33.46	33.60
Low	30.14	29.87	29.51	33.79	33.21	31.78	28.02	29.30
Close	35.30	31.10	30.20	35.55	34.29	37.71	32.32	32.41

Selected Average
Balances:
Loans	$2,003,719	$2,025,112	$2,040,656	$2,048,642	$2,062,775	$2,046,968	$1,932,637	$1,827,327
Earning Assets	2,238,066	2,241,158	2,278,817	2,275,667	2,279,010	2,250,902	2,170,483	2,047,049
Assets	2,557,357	2,560,155	2,603,090	2,604,458	2,607,597	2,569,524	2,458,788	2,306,807
Deposits	2,028,453	2,023,523	2,047,755	2,040,248	2,027,017	2,013,427	1,932,144	1,847,378
Shareowners’ Equity	323,903	318,041	315,794	311,461	306,208	300,931	278,107	260,946
Common Equivalent Average Shares:
Basic	18,525	18,530	18,633	18,652	18,624	18,623	18,094	17,700
Diluted	18,569	18,565	18,653	18,665	18,654	18,649	18,102	17,708

Ratios:
ROA	1.37%	1.35%	1.28%	1.16%	1.14%	1.32%	1.28%	1.12%
ROE	10.84%	10.83%	10.56%	9.66%	9.67%	11.31%	11.35%	9.91%
Net Interest Margin (FTE)	5.35%	5.45%	5.38%	5.25%	5.16%	5.17%	5.07%	4.92%
Efficiency Ratio	63.99%	64.35%	66.23%	67.20%	65.22%	63.60%	63.56%	67.06%

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE
51	Report of Independent Registered Public Accounting Firm

52	Consolidated Statements of Income

53	Consolidated Statements of Financial Condition

54	Consolidated Statements of Changes in Shareowners' Equity

55	Consolidated Statements of Cash Flows

56	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
Capital City Bank Group, Inc.:

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareowners’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, as of January 1, 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, as of December 31, 2006 and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Orlando, Florida
March 14, 2007
Certified Public Accountants

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1)	2006	2005	2004
INTEREST INCOME
Interest and Fees on Loans	$156,666	$133,268	$95,607
Investment Securities:
U.S. Treasury	453	412	759
U.S. Government Agencies and Corporations	3,605	3,223	2,111
States and Political Subdivisions	2,337	1,545	1,944
Other Securities	793	614	271
Funds Sold	2,039	991	833
Total Interest Income	165,893	140,053	101,525

INTEREST EXPENSE
Deposits	37,253	21,134	11,315
Short-Term Borrowings	3,075	2,854	1,270
Subordinated Notes Payable	3,725	2,981	294
Other Long-Term Borrowings	2,704	3,094	2,562
Total Interest Expense	46,757	30,063	15,441

NET INTEREST INCOME	119,136	109,990	86,084
Provision for Loan Losses	1,959	2,507	2,141
Net Interest Income After
Provision for Loan Losses	117,177	107,483	83,943

NONINTEREST INCOME
Service Charges on Deposit Accounts	24,620	20,740	17,574
Data Processing	2,723	2,610	2,628
Asset Management Fees	4,600	4,419	4,007
(Loss)/Gain on Sale of Investment Securities	(4)	9	14
Mortgage Banking Revenues	3,235	4,072	3,208
Gain on the Sale of Credit Card Portfolios	-	-	7,181
Other	20,403	17,348	15,941
Total Noninterest Income	55,577	49,198	50,553

NONINTEREST EXPENSE
Salaries and Associate Benefits	60,855	53,687	44,345
Occupancy, Net	9,395	8,293	7,074
Furniture and Equipment	9,911	8,970	8,393
Intangible Amortization	6,085	5,440	3,824
Merger Expense	-	438	550
Other	35,322	32,986	25,040
Total Noninterest Expense	121,568	109,814	89,226

INCOME BEFORE INCOME TAXES	51,186	46,867	45,270
Income Taxes	17,921	16,586	15,899

NET INCOME	$33,265	$30,281	$29,371
BASIC NET INCOME PER SHARE	$1.79	$1.66	$1.74
DILUTED NET INCOME PER SHARE	$1.79	$1.66	$1.74

Average Basic Common Shares Outstanding	18,585	18,264	16,806
Average Diluted Common Shares Outstanding	18,610	18,281	16,811

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands, Except Per Share Data)(1)	2006	2005
ASSETS
Cash and Due From Banks	$98,769	$105,195
Funds Sold and Interest Bearing Deposits	78,795	61,164
Total Cash and Cash Equivalents	177,564	166,359
Investment Securities, Available-for-Sale	191,894	171,019

Loans, Net of Unearned Interest	1,999,721	2,067,494
Allowance for Loan Losses	(17,217)	(17,410)
Loans, Net	1,982,504	2,050,084

Premises and Equipment, Net	86,538	73,818
Goodwill	84,811	84,829
Other Intangible Assets	19,591	25,622
Other Assets	55,008	53,731
Total Assets	$2,597,910	$2,625,462

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$490,014	$559,492
Interest Bearing Deposits	1,591,640	1,519,854
Total Deposits	2,081,654	2,079,346

Short-Term Borrowings	65,023	82,973
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	43,083	69,630
Other Liabilities	29,493	24,850
Total Liabilities	2,282,140	2,319,686

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 18,518,398 and 18,631,706 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	185	186
Additional Paid-In Capital	80,654	83,304
Retained Earnings	243,242	223,532
Accumulated Other Comprehensive Loss, Net of Tax	(8,311)	(1,246)
Total Shareowners' Equity	315,770	305,776
Commitments and Contingencies (See Note 18)
Total Liabilities and Shareowners' Equity	$2,597,910	$2,625,462

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

(Dollars in Thousands, Except Per Share Data)(1)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total

Balance, December 31, 2003	$165	$16,124	185,134	$1,386	$202,809
Comprehensive Income:
Net Income	-	-	29,371
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	(1,739)
Total Comprehensive Income	-	-	-	-	27,632
Cash Dividends ($.525 per share)	-	-	(9,857)	-	(9,857)
Stock Performance Plan Compensation	-	193	-	-	193
Issuance of Common Stock	12	36,011	-	-	36,023

Balance, December 31, 2004	177	52,328	204,648	(353)	256,800
Comprehensive Income:
Net Income	-	-	30,281
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	(893)
Total Comprehensive Income	-	-	-	-	29,388
Cash Dividends ($.584 per share)	-	-	(11,397)	-	(11,397)
Stock Performance Plan Compensation	-	968	-	-	968
Issuance of Common Stock	9	30,008	-	-	30,017

Balance, December 31, 2005	186	83,304	223,532	(1,246)	305,776
Cumulative Effect Adjustment upon adoption of SAB No. 108 (net of tax)	-	-	(1,233)	-	(1,233)
Balance (adjusted), December 31, 2005	186	83,304	222,299	(1,246)	304,543
Comprehensive Income:
Net Income	-	-	33,265
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	412
Establish Pension Liability upon adoption of SFAS No. 158 (net of tax)	-	-	-	(7,477)
Total Comprehensive Income	-	-	-	-	26,200
Cash Dividends ($.663 per share)	-	-	(12,322)	-	(12,322)
Stock Performance Plan Compensation	-	1,673	-	-	1,673
Issuance of Common Stock	1	1,035	-	-	1,036
Repurchase of Common Stock	(2)	(5,358)	-	-	(5,360)

Balance, December 31, 2006	$185	$80,654	$243,242	$(8,311)	$315,770

(1)	All share, per share, and shareowners' equity data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005, and the 5-for-4 stock split effective June 13, 2003.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,265	$30,281	$29,371
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	1,959	2,507	2,141
Depreciation	6,795	5,899	5,288
Net Securities Amortization	582	1,454	2,117
Amortization of Intangible Assets	6,085	5,440	3,824
Loss/(Gain) on Sale of Investment Securities	4	(9)	(14)
Origination of Loans Held-for-Sale	(190,945)	(219,171)	(181,068)
Proceeds From Sales of Loans Held-for-Sale	194,569	227,853	178,248
Net Gain From Sales of Loans Held-for Sale	(3,235)	(4,072)	(3,208)
Non-Cash Compensation	1,673	968	1,707
Deferred Income Taxes	1,614	182	765
Net Increase in Other Assets	(11,327)	(11,839)	(4,210)
Net Increase (Decrease) in Other Liabilities	5,148	9,264	(3,182)
Net Cash Provided by Operating Activities	46,187	48,757	31,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities Available-for-Sale:
Purchases	(102,628)	(45,717)	(88,028)
Sales	283	35,142	3,466
Payments, Maturities, and Calls	81,500	81,783	128,617
Net Decrease (Increase) in Loans	64,213	(127,715)	(127,115)
Net Cash Acquired (Used In) Acquisitions	-	37,412	(31,743)
Purchase of Premises & Equipment	(20,145)	(18,336)	(5,576)
Proceeds From Sales of Premises & Equipment	630	897	1,155
Net Cash Provided By (Used In) Investing Activities	23,853	(36,534)	(119,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits	2,308	(17,125)	23,776
Net Decrease in Short-Term Borrowings	(31,412)	(33,085)	(33,559)
Proceeds from Subordinated Notes Payable	-	31,959	30,928
Increase in Other Long-Term Borrowings	3,250	23,600	59,741
Repayment of Other Long-Term Borrowings	(16,335)	(2,380)	(41,815)
Dividends Paid	(12,322)	(11,397)	(9,857)
Repurchase of Common Stock	(5,360)	-	-
Issuance of Common Stock	1,036	1,019	1,184
Net Cash (Used In) Provided By Financing Activities	(58,835)	(7,409)	30,398

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,205	4,814	(57,047)

Cash and Cash Equivalents at Beginning of Year	166,359	161,545	218,592
Cash and Cash Equivalents at End of Year	$177,564	$166,359	$161,545

SUPPLEMENTAL DISCLOSURES:
Interest Paid on Deposits	$36,509	$19,964	$10,661
Interest Paid on Debt	$9,688	$8,754	$4,066
Taxes Paid	$16,797	$15,923	$12,606
Loans Transferred to Other Real Estate	$1,018	$2,689	$1,351
Cumulative Effect Adjustment to Beginning Retained Earnings - SAB 108	$1,233	$-	$-
Cumulative Effect Adjustment to Other Comprehensive Income to Record Minimum Pension Liability - SFAS 158	$7,477	$-	$-
Issuance of Common Stock as Non-Cash Compensation	$711	$339	$1,707
Transfer of Current Portion of Long-Term Borrowings to Short-Term Borrowings	$13,061	$20,043	$16,002
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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provide the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. CCBG's wholly-owned subsidiaries, CCBG Capital Trust I (established November 1, 2004) and CCBG Capital Trust II (established May 24, 2005) are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

Certain items in prior financial statements have been reclassified to conform to the current presentation. All acquisitions during the reported periods were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

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

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is generally accrued on the effective yield method based on outstanding balances. Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment. The Company defines loans as past due when one full payment is past due or a contractual maturity is over 30 days late. The accrual of interest is generally suspended on loans more than 90 days past due with respect to principal and interest. When a loan is placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income. Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectibility is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans are charged-off (if unsecured) or written-down (if secured) when losses are reasonably quantifiable.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance is that amount considered adequate to absorb losses inherent in the loan portfolio based on management’s evaluation of credit risk as of the balance sheet date.

The allowance for loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, "Accounting for Contingencies." The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company’s allowance for loan losses consists of four elements: (i) specific valuation allowances established for probable losses on specific loans deemed impaired; (ii) general valuation allowances calculated based on historical loan loss experience for specifically identified problem loans and other loans with similar characteristics and trends; (iii) judgmental allowance reflective of quantitative and qualitative risk factors both internal and external to the Company; and (iv) an unallocated allowance that reflects management’s determination of estimation risk and other existing conditions that are not included in the allocated allowance determination.

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

Intangible assets, other than goodwill, consist of core deposit intangible assets, and client relationship and non-compete assets that were recognized in connection with various acquisitions. Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 5 to 10 years. Other identifiable intangibles are amortized on the straight-line method over their estimated useful lives.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows. If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Goodwill

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") prohibits the Company from amortizing goodwill and requires the Company to identify reporting units to which the goodwill relates for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In accordance with the guidelines in SFAS 142, the Company determined it has one reporting unit with goodwill. As of December 31, 2006, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Income Taxes

The Company files a consolidated federal income tax return and each subsidiary files a separate state income tax return.

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the Company’s consolidated statement of financial position and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment (Revised 2004)" ("SFAS 123R"). See Note 11 - Stock-Based Compensation for additional information.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective on January 1, 2007, and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 106, and 132(R)." SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income. SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation. The Company recognized the funded status of its defined benefit pension plan in its financial statements for the year ended December 31, 2006. See Note 12 for additional discussion.

Financial Accounting Standards Board Interpretations

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a significant impact on the Company’s financial statements.

SEC Staff Accounting Bulletin

Staff Accounting Bulletin (“SAB”) No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. The Company adopted SAB 108 in December 2006 and analyzed the impact of prior uncorrected misstatements under the guidance set forth in the pronouncement.

Two techniques are used by companies in practice to accumulate and quantify misstatements — the “rollover” approach and the “iron curtain” approach. The rollover approach, which is the approach the Company previously used, quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. Subsequent to adoption, SAB No. 108 requires registrant’s to begin using both approaches to evaluate prior year misstatements.

Use of the rollover approach by the Company resulted in an accumulation of misstatements to the Company’s statements of financial condition that were deemed immaterial to the financial statements because the amounts that originated in each year were quantitatively and qualitatively immaterial. Under the iron curtain approach, the accumulation of misstatements, when aggregated, were deemed to be material to the Company’s financial statements in the current reporting period.

The Company elected, as allowed under SAB 108, to reflect the effect of initially applying this guidance by adjusting the carrying amount of the impacted accounts as of the beginning of 2006 and recording an offsetting adjustment to the opening balance of retained earnings in 2006. The Company recorded a cumulative effect adjustment to decrease retained earnings by $1.2 million (after-tax) for the adoption of SAB 108. The Company evaluated the impact of these adjustments on previous periods presented in the consolidated financial statements, individually and in the aggregate, under the rollover method and concluded that they were immaterial to those periods’ consolidated financial statements.

The following table presents a description of the two adjustments included in the cumulative adjustment to retained earnings. These adjustments were identified by management in the normal course of performing their internal control activities:

	Adjustment	Description	Years Impacted

Operating Leases	$715,000	Establish deferred rent payable due to difference in using straight-line accounting for operating leases (required per SFAS 13) versus cash-basis accounting	1990 - 2006

Supplies	$518,000	Overstatement of prepaid supply account due to improper recognition of sales tax and freight charges when supplies were used	1998 - 2006

Total	$1,233,000

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:

	2006
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,098	$16	$49	$12,065
U.S. Government Agencies and Corporations	61,619	37	593	61,063
States and Political Subdivisions	83,621	16	415	83,222
Mortgage-Backed Securities	23,244	23	371	22,896
Other Securities(1)	12,648	-	-	12,648
Total Investment Securities	$193,230	$92	$1,428	$191,894

	2005
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$9,065	$-	$50	$9,015
U.S. Government Agencies and Corporations	75,233	-	1,017	74,216
States and Political Subdivisions	53,611	44	512	53,143
Mortgage-Backed Securities	20,948	35	452	20,531
Other Securities(1)	14,114	-	-	14,114
Total Investment Securities	$172,971	$79	$2,031	$171,019

(1)	FHLB and FRB stock recorded at cost.

Securities with an amortized cost of $87.6 million and $70.5 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances. FHLB stock, which is included in other securities, is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

Investment Sales. The total proceeds from the sale of investment securities and the gross realized gains and losses from the sale of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2006	$283	$-	$4
	2005	$35,142	$9	$-
	2004	$3,466	$17	$3

Maturity Distribution. As of December 31, 2006, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$52,337	$52,020
Due after one through five years	123,511	122,631
Due after five through ten years	4,734	4,595
No Maturity	12,648	12,648
Total Investment Securities	$193,230	$191,894

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. Securities with unrealized losses at year-end not recognized in income by period of time unrealized losses have existed are as follows:

			December 31, 2006
	Less Than 12 months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$12,065	$49	$-	$-	$12,065	$49
U.S. Government Agencies and Corporations	29,308	172	30,242	421	59,550	593
States and Political Subdivisions	46,576	219	30,087	196	76,663	415
Mortgage-Backed Securities	9,156	1	13,560	370	22,716	371
Total Investment Securities	$97,105	$441	$73,889	$987	$170,994	$1,428

			December 31, 2005
	Less Than 12 months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$-	$-	$9,015	$50	$9,015	$50
U.S. Government Agencies and Corporations	7,907	98	66,309	919	74,216	1,017
States and Political Subdivisions	34,640	348	10,926	164	45,566	512
Mortgage-Backed Securities	7,680	179	9,741	273	17,421	452
Total Investment Securities	$50,227	$625	$95,991	$1,406	$146,218	$2,031

At December 31, 2006, the Company had securities of $193.0 million with net unrealized losses of $1.3 million on these securities. Of the total, $97.1 million with net unrealized losses of $0.4 million, have been in a loss position for less than 12 months and $74.0 million, with unrealized losses of $1.0 million, have been in a loss position for longer than 12 months. The Company believes that these securities are only temporarily impaired and that the full principle will be collected as anticipated.

Of the total, $71.6 million, or 41.9%, are either a direct obligation of the U.S. Government or its agencies and are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2006. As of December 31, 2006, $22.7 million, or 13.3% are mortgage-backed securities that are guaranteed by the U.S. Government or its agencies. The mortgage-backed securities are in a loss position due to either the lower interest rate at time of purchase or due to accelerated prepayments driven by the low rate environment. The remaining $76.7 million, or 44.8%, of the securities in a loss position are municipal bonds which all maintain satisfactory ratings by a credit rating agency. The municipal bonds are also in a loss position due to the lower interest rate environment at the time of purchase.

Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Note 3
LOANS

Loan Portfolio Composition. At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	2006	2005
Commercial, Financial and Agricultural	$229,327	$218,434
Real Estate - Construction	179,072	160,914
Real Estate - Commercial Mortgage	643,885	718,741
Real Estate - Residential(1)	531,968	553,124
Real Estate - Home Equity	173,597	165,337
Real Estate - Loans Held-for-Sale	4,170	4,875
Consumer	237,702	246,069
Total Loans, Net of Unearned Interest	$1,999,721	$2,067,494

Net deferred fees included in loans at December 31, 2006 and December 31, 2005 were $1.5 million and $1.6 million, respectively.

(1) Includes loans in process with outstanding balances of $11.5 million and $26.3 million for 2006 and 2005, respectively.

Concentrations of Credit. Substantially all of the Company's lending activity occurs within the states of Florida, Georgia, and Alabama. A large majority of the Company's loan portfolio (76.6%) consists of loans secured by real estate, the primary types of collateral being commercial properties and residential properties. At December 31, 2006, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 32.2% and 35.3% of the loan portfolio, respectively. As of December 31, 2006, there were no concentrations of loans related to any single borrower or industry in excess of 10% of total loans.

Nonperforming/Past Due Loans. Nonaccruing loans amounted to $8.0 million and $5.3 million, at December 31, 2006 and 2005, respectively. There were no restructured loans at December 31, 2006 or 2005. Interest on nonaccrual loans is generally recognized only when received. Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectibility of principal and interest in full. If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $483,000, $186,000, and $189,000 higher for the years ended December 31, 2006, 2005, and 2004, respectively. Accruing loans past due more than 90 days totaled $135,000 at December 31, 2006 and $309,000 at December 31, 2005.

Note 4
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)	2006	2005	2004
Balance, Beginning of Year	$17,410	$16,037	$12,429
Acquired Reserves	-	1,385	5,713
Reserve Reversal(1)	-	-	(800)
Provision for Loan Losses	1,959	2,507	2,141
Recoveries on Loans Previously Charged-Off	1,830	1,724	1,612
Loans Charged-Off	(3,982)	(4,243)	(5,058)
Balance, End of Year	$17,217	$17,410	$16,037

(1)	Reflects recapture of reserves allocated to the Bank's credit card portfolio, which was sold in August 2004.

Impaired Loans. Selected information pertaining to impaired loans, at December 31, is as follows:

	2006		2005
(Dollars in Thousands)	Valuation Balance	Valuation Allowance	Valuation Balance	Valuation Allowance
Impaired Loans:
With Related Credit Allowance	$6,085	$2,255	$5,612	$2,915
Without Related Credit Allowance	4,574	-	1,658	-

(Dollars in Thousands)	2006	2005	2004
Average Recorded Investment in Impaired Loans	$12,782	$9,786	$5,382

Interest Income on Impaired Loans
Recognized	$398	$218	$140
Collected in Cash	398	218	120

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reduction of principal.

Note 5
INTANGIBLE ASSETS

The Company had intangible assets of $104.4 million and $110.5 million at December 31, 2006 and December 31, 2005, respectively. Intangible assets at December 31, were as follows:

	2006		2005
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposits Intangibles	$47,176	$28,955	$47,176	$23,312
Goodwill	84,811	-	84,829	-
Customer Relationship Intangible	1,867	497	1,867	305
Non-Compete Agreement	537	537	483	287
Total Intangible Assets	$134,391	$29,989	$134,355	$23,904

Net Core Deposit Intangibles. As of December 31, 2006 and December 31, 2005, the Company had net core deposit intangibles of $18.2 million and $23.9 million, respectively. Amortization expense for the twelve months of 2006, 2005 and 2004 was $5.6 million, $5.0 million, and $3.7 million, respectively. The estimated annual amortization expense (in millions) for the next five years is expected to be approximately $5.7, $5.5, $3.9, $2.5, and $0.5 per year.

Goodwill. As of December 31, 2006 and December 31, 2005, the Company had goodwill of $84.8 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142. On December 31, 2006, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Other. As of December 31, 2006, the Company had a client relationship intangible, net of accumulated amortization, of $1.4 million. This intangible was booked as a result of the March 2004 acquisition of trust client relationships from Synovus Trust Company. Amortization expense for 2006 was $192,000. Estimated annual amortization expense is $192,000 based on use of a 10-year useful life. The Company also had a non-compete intangible during the year which became fully amortized at the end of the year. This intangible was booked as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin. Amortization expense for this intangible during 2006 was $250,000.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)	2006	2005
Land	$22,597	$16,503
Buildings	78,676	69,924
Fixtures and Equipment	52,129	46,293
Total	153,402	132,720
Accumulated Depreciation	(66,864)	(58,902)
Premises and Equipment, Net	$86,538	$73,818

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)	2006	2005
NOW Accounts	$599,433	$520,878
Money Market Accounts	384,568	331,094
Savings Accounts	125,500	144,296
Time Deposits	482,139	523,586
Total	$1,591,640	$1,519,854

At December 31, 2006 and 2005, $3.1 million and $3.6 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $30.7 million and $34.1 million at December 31, 2006 and 2005, respectively.

Time deposits in denominations of $100,000 or more totaled $135.0 million and $143.4 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)
2007	$396,507
2008	56,790
2009	20,955
2010	5,452
2011 and thereafter	2,435
Total	$482,139

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2006	2005	2004
NOW Accounts	$7,658	$2,868	$733
Money Market Accounts	11,687	4,337	1,189
Savings Accounts	278	292	164
Time Deposits < $100,000	12,087	9,247	6,683
Time Deposits > $100,000	5,543	4,390	2,546
Total	$37,253	$21,134	$11,315

Note 8
SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Other Short-Term Borrowings
2006
Balance at December 31,	$11,950	$38,022	$15,051 (1)
Maximum indebtedness at any month end	39,225	55,321	34,738
Daily average indebtedness outstanding	16,645	34,335	27,720
Average rate paid for the year	4.82%	3.79%	3.47%
Average rate paid on period-end borrowings	4.61%	3.79%	3.90%

2005
Balance at December 31,	$11,925	$38,702	$32,346
Maximum indebtedness at any month end	26,825	65,206	67,122
Daily average indebtedness outstanding	31,644	39,784	26,435
Average rate paid for the year	3.36%	2.30%	3.32%
Average rate paid on period-end borrowings	3.88%	3.21%	3.48%

2004
Balance at December 31,	$19,800	$58,431	$17,783
Maximum indebtedness at any month end	27,875	77,087	41,941
Daily average indebtedness outstanding	22,291	54,607	23,683
Average rate paid for the year	1.27%	0.71%	2.52%
Average rate paid on period-end borrowings	1.97%	1.12%	3.19%

(1)	Includes FHLB debt of $13.0 million and TT&L (client tax deposits) balance of $2.0 million at December 31, 2006.

Note 9
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes. At December 31, Federal Home Loan Bank advances included:

(Dollars in Thousands)	2006	2005
Due on February 15, 2006, fixed rate of 3.00%	-	10
Due on September 8, 2006, fixed rate of 4.28%	-	10,000
Due on September 11, 2006, fixed rate of 2.93%	-	20,000
Due on February 13, 2007, fixed rate of 3.05%(1)	3,000	3,000
Due on April 24, 2007, fixed rate of 7.30%(1)	23	80
Due on September 10, 2007, fixed rate of 4.29%(1)	10,000	10,000
Due on May 30, 2008, fixed rate of 2.50%	61	98
Due on June 13, 2008, fixed rate of 5.40%	214	357
Due on September 8, 2008, fixed rate of 4.32%	10,000	10,000
Due on November 10, 2008, fixed rate of 4.12%	2,189	2,270
Due on October 19, 2009, fixed rate of 3.69%	470	638
Due on November 10, 2010, fixed rate of 4.72%	722	749
Due on December 31, 2010, fixed rate of 3.85%	699	864
Due on April 4, 2011, fixed rate of 4.00%(2)	-	5,000
Due on December 18, 2012, fixed rate of 4.84%	566	589
Due on March 18, 2013, fixed rate of 6.37%	571	638
Due on June 17, 2013, fixed rate of 3.53%	793	888
Due on June 17, 2013, fixed rate of 3.85%	89	92
Due on June 17, 2013, fixed rate of 4.11%	1,720	1,776
Due on September 23, 2013, fixed rate of 5.64%	824	915
Due on January 27, 2014, fixed rate of 5.79%	1,191	1,246
Due on March 10, 2014, fixed rate of 4.21%	571	634
Due on May 27, 2014, fixed rate of 5.92%	435	482
Due on June 2, 2014, fixed rate of 4.52%	3,078	3,412
Due on July 20, 2016, fixed rate of 6.27%	1,134	1,252
Due on October 3, 2016, fixed rate of 5.41%	295	325
Due on October 31, 2016, fixed rate of 5.16%	656	722
Due on June 27, 2017, fixed rate of 5.53%	735	805
Due on October 31, 2017, fixed rate of 4.79%	903	986
Due on December 11, 2017, fixed rate of 4.78%	802	875
Due on February 26, 2018, fixed rate of 4.36%	1,906	2,076
Due on September 18, 2018, fixed rate of 5.15%	564	612
Due on November 5, 2018, fixed rate of 5.10%	3,499	3,627
Due on December 3, 2018, fixed rate of 4.87%	590	639
Due on December 17, 2018, fixed rate of 6.33%	1,486	1,566
Due on December 24, 2018, fixed rate of 6.29%	681	713
Due on February 16, 2021, fixed rate of 3.00%	814	850
Due on January 18, 2022, fixed rate of 5.25%	3,250	-
Due on May 30, 2023, fixed rate of 2.50%	933	967
Due on May 21, 2024, fixed rate of 5.94%	-	8,845
Total outstanding	$55,464	$98,598

(1)	$13.0 million is classified as short-term borrowings.
(2)	This advance was callable quarterly at the option of the FHLB.

The contractual maturities of FHLB debt for the five years succeeding December 31, 2006, are as follows:

(Dollars in Thousands)
2007	$15,585	(1)
2008	14,567
2009	2,418
2010	2,971
2011	2,254
2012 and thereafter	17,669
Total	$55,464

(1)	$13.0 million is classified as short-term borrowings.

The Federal Home Loan Bank advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the Federal Home Loan Bank advances is paid on a monthly basis.

Repurchase Agreements - Term. At December 31, the Company maintained three long-term repurchase agreements totaling $0.6 million collateralized by bank-owned securities. The agreements have maturities as follows (in millions): 2008-$0.4; 2009-$0.2. Interest is payable upon maturity.

Junior Subordinated Deferrable Interest Notes. The Company has issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I. The second note for $32.0 million was issued to CCBG Capital Trust II. The two trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. See Note 1 - Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transaction with the two trusts are provided below.

In November 2004, CCBG Capital Trust I issued $30.0 million of trust preferred securities which represent beneficial interest in the assets of the trust. The interest rate is fixed at 5.71% for a period of five years, then adjustable annually to LIBOR plus a margin of 1.90%. The trust preferred securities will mature on December 31, 2034, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after December 31, 2009 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 31, June 30, September 30, and December 31 of each year. CCBG Capital Trust I also issued $928,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $30.9 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

In May 2005, CCBG Capital Trust II issued $31.0 million of trust preferred securities which represent beneficial interest in the assets of the trust. The interest rate is fixed at 6.07% for a period of five years, then adjustable quarterly to LIBOR plus a margin of 1.80%. The trust preferred securities will mature on June 15, 2035, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after May 20, 2010 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 15, June 15, September 15, and December 15 of each year. CCBG Capital Trust II also issued $959,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $32.0 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

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

Despite the fact that the accounts of CCBG Capital Trust I and CCBG Capital Trust II are not included in the Company’s consolidated financial statements, the $30.0 million and $31.0 million, respectively, in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statements of income is comprised of the following components:

(Dollars in Thousands)	2006	2005	2004
Current:
Federal	$14,780	$15,114	$13,753
State	1,527	1,290	1,381
Deferred:
Federal	1,384	156	656
State	230	26	109
Total	$17,921	$16,586	$15,899

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2006	2005	2004
Tax Expense at Federal Statutory Rate	$17,915	$16,403	$15,845
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(1,334)	(1,054)	(992)
State Taxes, Net of Federal Benefit	1,142	856	969
Other	198	381	77
Actual Tax Expense	$17,921	$16,586	$15,899

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The net deferred tax asset and the temporary differences comprising that balance at December 31, 2006 and 2005 are as follows:

(Dollars in Thousands)	2006	2005
Deferred Tax Assets attributable to:
Allowance for Loan Losses	$6,659	$6,733
Associate Benefits	700	650
Unrealized Losses on Investment Securities	503	706
Accrued Pension/SERP	2,474	(133)
Market Value of Loans	(122)	19
Interest on Nonperforming Loans	170	170
Net Operating Loss Carry Forwards	399	228
Intangible Assets	70	44
Accrued Expense	612	592
Other	835	251
Total Deferred Tax Assets	$12,300	$9,260

Deferred Tax Liabilities attributable to:
Depreciation on Premises and Equipment	$4,434	$4,676
Deferred Loan Costs	2,550	1,752
Core Deposit Intangible Assets	(278)	1,173
Intangible Assets	1,319	1,019
Securities Accretion	25	17
Other	223	243
Total Deferred Tax Liabilities	8,273	8,880
Net Deferred Tax Assets	$4,027	$380

In the opinion of management, it is more likely than not that all of the deferred tax assets will be realized; therefore, a valuation allowance is not required.

Changes in net deferred income tax assets were:

(Dollars in Thousands)	2006	2005
Balance at Beginning of Year	$380	$2,463

Purchase Accounting Acquisitions	-	(2,403)

Change in Accounting Method - Adoption of SFAS No. 158 and SAB No. 108	5,463	-

Income Tax (Expense) Benefit From Change in Unrealized Losses on Available-for-Sale Securities	(202)	502

Deferred Income Tax Expense on Continuing Operations	(1,614)	(182)

Balance at End of Year	$4,027	$380

Note 11
STOCK-BASED COMPENSATION

In accordance with the Company’s adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in the first quarter of 2003, the cost related to stock-based associate compensation included in net income has been accounted for under the fair value method in all reported periods.

On January 1, 2006, the Company adopted SFAS 123R. The Company continues to include the cost of its share-based compensation plans in net income under the fair value method. The impact of SFAS 123R to the Company’s financial statements upon adoption was not material.

As of December 31, 2006, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP"). Total compensation expense associated with these plans for 2004-2006 was approximately $0.4 million, $0.8 million and $1.2 million, respectively.

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

At the end of each calendar year, the Compensation Committee of the Company’s Board of Directors will confirm whether the performance goals have been met prior to the payout of any awards. Any performance shares earned under the Incentive Plan will be issued in the calendar quarter following the calendar year in which the shares were earned.

In accordance with the provisions of SFAS 123R, the Company recognized expense of approximately $1.1 million in 2006 related to the Incentive Plan. Under a substantially similar predecessor plan, the Company recognized expense of $0.6 million in 2005 and $0.3 million in 2004. A total of 875,000 shares of common stock have been reserved for issuance under the AIP. To date, the Company has issued 28,093 shares of common stock.

Executive Stock Option Agreement. In 2006, under the provisions of the AIP, the Company's Board of Directors approved a stock option agreement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). Similar stock option agreements were approved in 2003-2005. These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised. The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64. The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively. Under the 2005 and 2006 agreements, the earnings per share conditions were not met; therefore, no expense was recognized related to these agreements. In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expense of approximately $205,000 and $193,000 for 2006 and 2005, respectively, related to the 2004 and 2003 agreements.

A summary of the status of the Company’s option shares as of December 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Months To Vest	Aggregate Intrinsic Value
Outstanding at January 1, 2006	60,384	$32.79	$29.4	$88,161
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2006	60,384	$32.79	$17.4	$151,355
Exercisable at December 31, 2006	27,840	$32.79	$17.4	$68,497

As of December 31, there was $125,000 of total unrecognized compensation cost related to the non-vested option shares granted under the 2004 agreement. That cost is expected to be recognized over the next 12 months.

DSPP. The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees. The DSPP has 93,750 shares reserved for issuance. A total of 18,738 shares have been issued since the inception of the DSPP. For 2006, the Company issued 12,149 shares under the DSPP and recognized approximately $37,000 in expense related to this plan. For 2005, the Company issued 6,589 shares and recognized approximately $26,000 in expense related to the DSPP. For 2004, the Company issued 9,211 shares and recognized approximately $27,000 in expense under a substantially similar predecessor plan.

ASPP. Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. A total of 36,281 shares have been issued since inception of the ASPP. For 2006, the Company issued 19,435 shares under the ASPP and recognized approximately $90,000 in expense related to this plan. For 2005, the Company issued 16,846 shares and recognized approximately $90,000 in expense related to the ASPP. For 2004, the Company issued 25,070 shares and recognized approximately $125,000 in expense under a substantially similar predecessor plan.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP Plan was $5.65 for in 2006. For 2005 and 2004, the weighted average fair value of the purchase rights granted was $5.77 and $5.90, respectively. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2006	2005	2004
Dividend yield	1.9%	1.9%	1.7%
Expected volatility	23.5%	28.0%	30.0%
Risk-free interest rate	4.5%	2.6%	1.1%
Expected life (in years)	0.5	0.5	0.5

Note 12
EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering selected executive officers.

Adoption of SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158 (“SFAS 158”). This statement required the Company to recognize the funded status of its defined benefit pension and SERP plans in the December 31, 2006 consolidated statement of financial condition, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 (“SFAS 87”), “Employers’ Accounting for Pensions,” which was previously netted against the plans’ funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The following table illustrates the incremental effect of adopting the provisions of SFAS 158 on the Company’s consolidated statement of financial condition at December 31, 2006. The adoption of SFAS 158 had no impact on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

Incremental Effect of Applying SFAS 158
On Individual Line Items of the Consolidated Statement of Financial Condition

	Prior to	Effect of	As Reported
	Adoption of	Adopting	at December 31,
(Dollars in Thousands)	SFAS 158	SFAS 158	2006

Other Assets	$59,707	$(4,699)	$55,008

Total Assets	2,602,609	(4,699)	2,597,910

Other Liabilities	26,716	2,777	29,493

Total Liabilities	2,279,363	2,777	2,282,140

Accumulated Other Comprehensive Loss	-	(7,477)	(7,477)

Total Shareowners' Equity	$323,247	$(7,477)	$315,770

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic cost: unrecognized prior service costs of $2.0 million ($1.2 million net of tax) and unrecognized actuarial losses of $10.2 million ($6.3 million net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year-ended December 31, 2007 is $308,000 ($191,000 net of tax) and $1.1 million ($661,000 net of tax), respectively.

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

(Dollars in Thousands)	2006		2005	2004
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year		$64,131	$54,529	$46,227
Service Cost		4,930	4,352	3,776
Interest Cost		3,622	3,253	2,893
Actuarial Loss		(1,421)	2,752	2,890
Benefits Paid		(3,267)	(3,501)	(1,092)
Expenses Paid		(149)	(75)	(165)
Plan Change		825	-	-
Acquisitions		-	2,821	-
Projected Benefit Obligation at End of Year		$68,671	$64,131	$54,529

Accumulated Benefit Obligation at End of Year		$49,335	$45,645	$38,325

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year		$52,277	$41,125	$34,784
Actual Return on Plan Assets		6,342	1,737	2,710
Employer Contributions		11,350	10,500	4,888
Benefits Paid		(3,267)	(3,501)	(1,092)
Expenses Paid		(149)	(75)	(165
Acquisitions		-	2,491	-
Fair Value of Plan Assets at End of Year		$66,553	$52,277	$41,125

Reconciliation of Funded Status:
Funded Status		$(2,117)	$(11,853)	$(13,404)
Unrecognized Net Actuarial Losses		*	14,823	11,676
Unrecognized Prior Service Cost		*	1,302	1,517
Unrecognized Net Transition Obligation		-	-	-
Prepaid (Accrued) Benefit Cost	$	*	$4,272	$(211)

Components of Net Periodic Benefit Costs:
Service Cost		$4,930	$4,352	$3,776
Interest Cost		3,622	3,410	2,893
Expected Return on Plan Assets		(4,046)	(3,373)	(2,665)
Amortization of Prior Service Costs		215	215	215
Transition Obligation Recognition		-	11	1
Recognized Net Actuarial Loss		1,598	1,324	1,163
Net Periodic Benefit Cost		$6,319	$5,939	$5,383

*Not applicable due to SFAS No. 158

Assumptions:
Weighted-average used to determine benefit obligations:
Discount Rate		6.00%	5.75%	6.00%
Expected Return on Plan Assets		8.00%	8.00%	8.00%
Rate of Compensation Increase		5.50%	5.50%	5.50%
Measurement Date		12/31/06	12/31/05	12/31/04

Weighted-average used to determine net cost:
Discount Rate		5.75%	6.00%	6.25%
Expected Return on Plan Assets		8.00%	8.00%	8.00%
Rate of Compensation Increase		5.50%	5.50%	5.50%

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

Plan Assets. The Company’s pension plan asset allocation at year-end 2006 and 2005, and the target asset allocation for 2007 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2007	2006	2005
Equity Securities	65%	55%	51%
Debt Securities	30%	18%	23%
Real Estate	-	1%	-
Cash Equivalent	5%	26%	26%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

The Company’s pension plan assets are overseen by the CCBG Retirement Committee. Capital City Trust Company acts as the investment manager for the plan. The investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities.

Expected Benefit Payments. As of December 31, 2006, expected benefit payments related to the Company's defined benefit pension plan were as follows:

2007	$3,249,113
2008	4,350,617
2009	4,249,471
2010	3,979,390
2011	5,153,436
2012 through 2016	35,397,040
$56,379,067

Contributions. The following table details the amounts contributed to the pension plan in 2006 and 2005, and the expected amount to be contributed in 2007.

	2006	2005	Expected 2007(1)
Actual Contributions	$ 11,350,000	$ 10,500,000	$ 10,000,000

(1) Estimate of 2007 maximum allowable contribution.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan ("SERP") covering selected executive officers. Benefits under this plan generally are based on the executive officer's years of service and compensation during the years immediately preceding retirement. The Company recognized expense during 2006, 2005 and 2004 of approximately $514,000, $478,000, and $491,000, respectively.

The following table details the components of the SERP’s periodic benefit cost, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2006		2005	2004
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year		$3,878	$3,601	$1,880
Service Cost		123	133	147
Interest Cost		230	207	198
Actuarial (Gain) Loss		62	(63)	1,376
Plan Change		(274)	-	-
Projected Benefit Obligation at End of Year		$4,019	$3,878	$3,601

Accumulated Benefit Obligation at End of Year		$2,252	$2,295	$1,894

Reconciliation of Funded Status:
Funded Status		$(4,018)	$(3,878)	$(3,601)
Unrecognized Net Actuarial Loss		*	734	874
Unrecognized Prior Service Cost		*	388	449
Accrued Benefit Cost	$	*	$(2,756)	$(2,278)

Components of Net Periodic Benefit Costs:
Service Cost		$123	$133	$147
Interest Cost		230	207	198
Amortization of Prior Service Cost		61	61	62
Recognized Net Actuarial Loss (Gain)		100	77	84
Net Periodic Benefit Cost		$514	$478	$491

*Not applicable due to adoption of SFAS No. 158

Assumptions:
Weighted-average used to determine the benefit obligations:
Discount Rate		6.00%	5.75%	6.00%
Rate of Compensation Increase		5.50%	5.50%	5.50%

Weighted-average used to determine the net cost:
Discount Rate		5.75%	6.00%	6.25%
Rate of Compensation Increase		5.50%	5.50%	5.50%

Expected Benefit Payments. As of December 31, 2006, expected benefit payments related to the Company's SERP were as follows:

2007	$19,665
2008	96,715
2009	204,356
2010	269,559
2011	358,692
2012 through 2016	3,548,890
$4,497,877

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company are made up to 6% of the participant's compensation for eligible associates. During 2006, 2005, and 2004, the Company made matching contributions of $273,000, $154,000 and $66,000, respectively. The participant may choose to invest their contributions into sixteen investment funds available to 401(k) participants, including the Company’s common stock. A total of 50,000 shares of CCBG common stock have been reserved for issuance. These shares have historically been purchased from the public markets.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. A total of 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2006, 2005 and 2004.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)	2006	2005	2004
Numerator:
Net Income	$33,265	$30,281	$29,371

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	18,584,519	18,263,855	16,805,696
Effects of Dilutive Securities Stock Compensation Plans	25,320	17,388	5,230

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	18,609,839	18,281,243	16,810,926

Basic Earnings Per Share	$1.79	$1.66	$1.74

Diluted Earnings per Share	$1.79	$1.66	$1.74

Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2006, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2006 and December 31, 2005 are as follows:

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Tier I Capital:
CCBG	$280,679	14.00%	$80,191	4.00%	*	*
CCB	273,425	13.66%	80,055	4.00%	120,082	6.00%

Total Capital:
CCBG	299,783	14.95%	160,382	8.00%	*	*
CCB	290,642	14.52%	160,109	8.00%	200,137	10.00%

Tier I Leverage:
CCBG	280,679	11.30%	80,191	4.00%	*	*
CCB	273,425	11.03%	80,055	4.00%	100,068	5.00%

As of December 31, 2005:
Tier I Capital:
CCBG	$257,572	12.61%	$81,675	4.00%	*	*
CCB	252,096	12.36%	81,599	4.00%	122,398	6.00%

Total Capital:
CCBG	276,869	13.56%	163,349	8.00%	*	*
CCB	269,506	13.21%	163,198	8.00%	203,997	10.00%

Tier I Leverage:
CCBG	257,572	10.27%	61,256	4.00%	*	*
CCB	252,096	10.07%	61,199	4.00%	101,999	5.00%

*Not applicable to bank holding companies.

Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company’s retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank’s net profits (as defined under Florida law) for that year combined with its retained net profits for the preceding two calendar years. In 2007, the bank subsidiary may declare dividends without regulatory approval of $39.7 million plus an additional amount equal to the net profits of the Company’s subsidiary bank for 2007 up to the date of any such dividend declaration.

Note 16
RELATED PARTY INFORMATION

DuBose Ausley, a Director of the Company, is employed by and is the former Chairman of Ausley & McMullen, the Company's general counsel. Fees paid by the Company and its subsidiary for legal services, in aggregate, approximated $907,000, $813,000, and $797,000 during 2006, 2005, and 2004, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interests General Partnership L.L.P., provides for annual lease payments of approximately $109,000, to be adjusted for inflation in future years. Amounts paid in 2004-2006 were $91,000, $109,000, and $109,000, respectively.

At December 31, 2006 and 2005, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $12.6 million and $17.7 million, respectively. During 2006, $17.9 million in new loans were made and repayments totaled $23.0 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2006	2005		2004
Noninterest Income:
Merchant Fee Income	$6,978	$6,174		$5,135
Interchange Commission Fees	3,105	2,239		2,229
ATM/Debit Card Fees	2,519	2,206	(1)	2,007	(1)
Noninterest Expense:
Professional Fees	3,402	3,825		2,858	(1)
Printing & Supplies	2,472	2,372		1,854
Interchange Service Fees	6,010	5,402		4,741
Telephone	2,323	2,493		2,048
Advertising	4,285	4,275		2,001	(1)

(1)	<1% of appropriate threshold.

Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of December 31, 2006, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Thousands)	Amount
Commitments to Extend Credit(1)	$418,952
Standby Letters of Credit	$17,537

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

For both on- and off-balance sheet financial instruments, the Company requires collateral to support such instruments when it is deemed necessary. The Company evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; real estate; accounts receivable; property, plant and equipment; and inventory.

Other Commitments. In the normal course of business, the Company enters into lease commitments which are classified as operating leases. Rent expense incurred under these leases was approximately $1.5 million in 2006, $1.3 million in 2005, and $1.3 million in 2004. Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2006, are as follows (in millions): 2007, $1.5; 2008, $1.4; 2009, $1.2; 2010, $1.0; 2011, $1.0; thereafter, $6.1.

Contingencies. The Company is a party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Note 19
FAIR VALUE OF FINANCIAL INSTRUMENTS

Many of the Company’s assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include Cash and Due From Banks, Interest Bearing Deposits with Other Banks, Federal Funds Sold, Federal Funds Purchased, Securities Sold Under Repurchase Agreements, and Short-Term Borrowings. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

The methods and assumptions used to estimate the fair value of the Company’s other financial instruments are as follows:

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

The Company’s financial instruments that have estimated fair values are presented below:

	At December 31,
	2006		2005
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$98,769	$98,769	$105,195	$105,195
Short-Term Investments	78,795	78,795	61,164	61,164
Investment Securities	191,894	191,894	171,019	171,019
Loans, Net of Allowance for Loan Losses	1,982,504	1,992,025	2,050,084	2,044,954
Total Financial Assets	$2,351,962	$2,361,483	$2,387,462	$2,382,332

Financial Liabilities:
Deposits	$2,081,654	$2,007,308	$2,079,346	$1,953,576
Short-Term Borrowings	65,023	64,970	82,973	82,748
Subordinated Notes Payable	62,887	63,013	62,887	63,049
Long-Term Borrowings	43,083	42,256	69,630	69,295
Total Financial Liabilities	$2,252,647	$2,177,547	$2,294,836	$2,168,668

Certain financial instruments and all non-financial instruments are excluded from the above table. The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income

(Dollars in Thousands)	2006	2005	2004
OPERATING INCOME
Income Received from Subsidiary Bank:
Dividends	$20,166	$10,597	$12,716
Overhead Fees	3,524	2,716	3,232
Other Income	112	87	2
Total Operating Income	23,802	13,400	15,950

OPERATING EXPENSE
Salaries and Associate Benefits	2,360	2,191	2,257
Interest on Long-Term Borrowings	-	-	33
Interest on Subordinated Notes Payable	3,725	2,981	294
Professional Fees	741	1,399	895
Advertising	403	467	286
Legal Fees	604	701	468
Other	649	471	480
Total Operating Expense	8,482	8,210	4,713
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	15,320	5,190	11,237
Income Tax Benefit	(1,835)	(2,060)	(581)
Income Before Equity in Undistributed Earnings of Subsidiary Bank	17,155	7,250	11,818
Equity in Undistributed Earnings of Subsidiary Bank	16,110	23,031	17,553
Net Income	$33,265	$30,281	$29,371

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)(1)	2006	2005
ASSETS
Cash and Due From Subsidiary Bank	$8,921	$5,434
Investment in Subsidiary Bank	373,278	364,898
Other Assets	1,550	1,447
Total Assets	$383,749	$371,779

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	5,092	3,116
Total Liabilities	$67,979	$66,003

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000
shares authorized; 18,518,398 and 18,631,706 shares issued and outstanding at December 31,2006 and December 31, 2005, respectively	185	186
Additional Paid-In Capital	80,654	83,304
Retained Earnings	243,242	223,532
Accumulated Other Comprehensive Loss, Net of Tax	(8,311)	(1,246)
Total Shareowners' Equity	315,770	305,776
Total Liabilities and Shareowners' Equity	$383,749	$371,779

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,265	$30,281	$29,371
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(16,110)	(23,031)	(17,553)
Non-Cash Compensation	1,673	110	1,707
Increase in Other Assets	(670)	131	(189)
Increase in Other Liabilities	1,976	381	68
Net Cash Provided by Operating Activities	20,134	7,872	13,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Investment in:
CCBG Capital Trust I and CCBG Capital Trust II	-	(959)	(928)
Cash Paid for Acquisitions	-	(29,953)	(35,688)
Net Cash Used in Investing Activities	-	(30,912)	(36,616)

CASH FROM FINANCING ACTIVITIES:
Proceeds from Subordinated Notes	-	31,959	30,928
Increase in Other Long-Term Borrowings	-	-	30,000
Repayments of Long-Term Borrowings	-	-	(30,000)
Payment of Dividends	(12,322)	(11,397)	(9,857)
Repurchase of Common Stock	(5,360)	-	-
Issuance of Common Stock	1,035	1,019	1,184
Net Cash (Used in) Provided by Financing Activities	(16,647)	21,581	22,255

Net Increase (Decrease) in Cash	3,487	(1,459)	(957)
Cash at Beginning of Period	5,434	6,893	7,850
Cash at End of Period	$8,921	$5,434	$6,893

Note 21
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). Total comprehensive income is reported in the accompanying statements of changes in shareowners’ equity. Information related to net comprehensive income (loss) is as follows:

	2006	2005	2004
Other Comprehensive Income (Loss):
Securities available for sale:
Change in net unrealized gain/loss during period:	$412	$(893)	$(1,739)
Change in funded status of defined benefit pension plan and SERP plan (net of tax)	(7,477)	-	-
Net Other Comprehensive Loss	$(7,065)	$(893)	$(1,739)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

Net unrealized gain (loss) on securities available for sale	$(834)	$(1,246)	$(353)
Net unfunded liability for defined benefit pension plan and SERP plan	(7,477)	-	-
	$(8,311)	$(1,246)	$(353)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9 A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2006.

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

KPMG LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2006, and management's assessment as to the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in its attestation report, which is included herein on page 83.

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

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors
Capital City Bank Group, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Capital City Bank Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Capital City Bank Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareowners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida
March 14, 2007
Certified Public Accountants

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2007.

Item 11.	Executive Compensation

Incorporated herein by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

Equity Compensation Plan Information

Our 2005 Associate Incentive Plan, 2005 Associate Stock Purchase Plan, and 2005 Director Stock Purchase Plan were approved by our shareowners. The following table provides certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	60,384(1)	$32.83	1,479,388(2)

Equity Compensation Plans Not Approved by Securities Holders	-	-	-
Total	60,384	$ 32.83	1,479,388

(1)	Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated 1996 Associate Incentive Plan.

(2)
Consists of 846,907 shares available for issuance under our 2005 Associate Incentive Plan, 557,469 shares available for issuance under our 2005 Associate Stock Purchase Plan, and 75,012 shares available for issuance under our 2005 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2005 Associate Incentive Plan.

For additional information about our equity compensation plans, see Stock Based Compensation in Note 11 in the Notes to the Consolidated Financial Statements.

The other information required by Item 12 is incorporated herein by reference to the section entitled “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Related Person Transaction Policy” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2007.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2007.

PART IV

The following documents are filed as part of this report

1. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for Fiscal Years 2006, 2005, and 2004

Consolidated Statements of Financial Condition at the end of Fiscal Years 2006 and 2005

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2006, 2005, and 2004

Consolidated Statements of Cash Flows for Fiscal Years 2006, 2005, and 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3. Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K
Exhibit
Table
Item No.  Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of January 7, 2004, by and among Capital City Bank Group, Inc., Capital City Bank, Synovus Financial Corp. and Quincy State Bank - incorporated herein by reference to the Registrant’s Form 8-K (filed 1/13/04) (No. 0-13358).

2.2         Agreement and Plan of Merger, dated as of May 12, 2004, by and among Capital City Bank Group, Inc., Capital City Bank, and Farmers and Merchants Bank - incorporated herein by reference to the Registrant’s Form 10-Q/A (filed 8/10/04) (No. 0-13358).

2.3         Agreement and Plan of Merger, dated as of February 3, 2005, by and among Capital City Bank Group, Inc., First Alachua Banking Corporation, and First National Bank of Alachua (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) - incorporated herein by reference to the Registrant’s Form 8-K (filed 2/9/05) (No. 0-13358).

3.1         Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2         Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3(b) of the Registrant’s Form 10-Q (filed 1/13/97) (No. 0-13358).

4.1         Capital City Bank Group, Inc. 2005 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.2         Capital City Bank Group, Inc. 2005 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.3         Capital City Bank Group, Inc. 2005 Associate Incentive Plan - incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.4         Junior Subordinated Indenture between the Registrant and Wilmington Trust Company, dated as of November 1, 2004 - incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K (filed 11/4/04) (No. 0-13358).

4.5            Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of November 1, 2004 - incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K (filed 11/4/04) (No. 0-13358).

4.6         Amended and Restated Trust Agreement among the Registrant, Wilmington Trust Company and certain Administrative Trustees, dated as of November 1, 2004 - incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K (filed 11/4/04) (No. 0-13358).

10.1          Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).

10.2          Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).

10.3          Capital City Bank Group, Inc. 401(k) Profit Sharing Plan - incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).

10.4          2005 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 24, 2005 - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/31/05) (No. 0-13358).

10.5          2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.6          Capital City Bank Group, Inc. Non-Employee Director Plan, as amended - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.7          Form of Participant Agreement for the Capital City Bank Group, Inc. Long-Term Incentive Plan - incorporated herein by reference to Exhibit 10.1 of the   Registrant’s Form 10-Q (filed 8/10/06) (No. 0-13358).

11                             Statement re Computation of Per Share Earnings.*

14                             Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21                             Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2006.**

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 15, 2007, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2007 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 15, 2007, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ Dubose Ausley	/s/ L. McGrath Keen, Jr.
DuBose Ausley	L. McGrath Keen, Jr.

/s/ Thomas A. Barron	/s/ Lina S. Knox
Thomas A. Barron	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Ruth A. Knox
Frederick Carroll, III	Ruth A. Knox

/s/ Cader B. Cox, III	/s/ Henry Lewis III
Cader B. Cox, III	Henry Lewis III

/s/ J. Everitt Drew	/s/ William G. Smith, Jr.
J. Everitt Drew	William G. Smith, Jr.

/s/ John K. Humphress
John K. Humphress