Form 10-Q
period 2007-03-31
CAPITAL CITY BANK GROUP INC
filed 2007-05-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

At April 30, 2007, 18,286,564 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2007

INTRODUCTORY NOTE
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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

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

PART I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands, Except Per Share Data)	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$39,053	$37,343
Investment Securities:
U.S. Treasury	141	79
U.S. Govt. Agencies and Corporations	939	814
States and Political Subdivisions	676	439
Other Securities	184	198
Funds Sold	521	539
Total Interest Income	41,514	39,412

INTEREST EXPENSE
Deposits	11,000	7,722
Short-Term Borrowings	761	824
Subordinated Notes Payable	926	926
Other Long-Term Borrowings	502	810
Total Interest Expense	13,189	10,282

NET INTEREST INCOME	28,325	29,130
Provision for Loan Losses	1,237	667
Net Interest Income After Provision For Loan Losses	27,088	28,463

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,045	5,680
Data Processing	715	637
Asset Management Fees	1,225	1,050
Securities Transactions	7	-
Mortgage Banking Revenues	679	721
Other	5,291	4,957
Total Noninterest Income	13,962	13,045

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,719	15,430
Occupancy, Net	2,236	2,223
Furniture and Equipment	2,349	2,500
Intangible Amortization	1,459	1,530
Other	8,799	8,409
Total Noninterest Expense	30,562	30,092

INCOME BEFORE INCOME TAXES	10,488	11,416
Income Taxes	3,531	3,995

NET INCOME	$6,957	$7,421
Basic Net Income Per Share	$0.38	$0.40
Diluted Net Income Per Share	$0.38	$0.40

Average Basic Shares Outstanding	18,408,726	18,651,746
Average Diluted Shares Outstanding	18,419,616	18,665,136

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Unaudited)

(Dollars In Thousands, Except Share Data)	March 31, 2007	December 31, 2006
ASSETS
Cash and Due From Banks	$92,233	$98,769
Funds Sold and Interest Bearing Deposits	93,832	78,795
Total Cash and Cash Equivalents	186,065	177,564
Investment Securities, Available-for-Sale	191,446	191,894

Loans, Net of Unearned Interest	1,965,841	1,999,721
Allowance for Loan Losses	(17,108)	(17,217)
Loans, Net	1,948,733	1,982,504

Premises and Equipment, Net	88,812	86,538
Goodwill	84,811	84,811
Other Intangible Assets	18,133	19,591
Other Assets	60,117	55,008
Total Assets	$2,578,117	$2,597,910

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$467,875	$490,014
Interest Bearing Deposits	1,574,187	1,591,640
Total Deposits	2,042,062	2,081,654

Short-Term Borrowings	77,936	65,023
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	42,879	43,083
Other Liabilities	41,841	29,493
Total Liabilities	2,267,605	2,282,140

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 18,286,561 and 18,518,398 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	183	185
Additional Paid-In Capital	71,366	80,654
Retained Earnings	246,959	243,242
Accumulated Other Comprehensive Loss, Net of Tax	(7,996)	(8,311)
Total Shareowners' Equity	310,512	315,770
Total Liabilities and Shareowners' Equity	$2,578,117	$2,597,910

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars in Thousands, Except Per Share Data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, December 31, 2006	$185	$80,654	$243,242	$(8,311)	$315,770
Comprehensive Income:
Net Income	-	-	6,957	-
Net Change in Unrealized Gain On Available-for-Sale Securities	-	-	-	315
Total Comprehensive Income	-	-	-	-	7,272
Cash Dividends ($.1750 per share)	-	-	(3,240)	-	(3,240)
Stock Performance Plan Compensation	-	63	-	-	63
Issuance of Common Stock	1	432	-	-	433
Repurchase of Common Stock	(3)	(9,783)	-	-	(9,786)

Balance, March 31, 2007	$183	$71,366	$246,959	$(7,996)	$310,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,957	$7,421
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	1,237	667
Depreciation	1,534	1,657
Net Securities Amortization	92	220
Amortization of Intangible Assets	1,459	1,530
Gain on Sale of Investment Securities	(7)	-
Origination of Loans Held-for-Sale	(43,084)	(40,260)
Proceeds From Sales of Loans Held-for-Sale	42,374	42,705
Net Gain From Sales of Loans Held-for-Sale	(679)	(721)
Non-Cash Compensation	63	442
Deferred Income Taxes	1,152	2,722
Net Increase in Other Assets	(4,297)	(2,019)
Net Increase in Other Liabilities	11,084	6,627
Net Cash Provided By Operating Activities	17,885	20,991

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(10,715)	(41,170)
Payments, Maturities, and Calls	11,552	31,024
Net Decrease in Loans	33,060	9,828
Purchase of Premises & Equipment	(4,102)	(4,558)
Proceeds From Sales of Premises & Equipment	294	26
Net Cash Provided By (Used In) Investing Activities	30,089	(4,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(39,593)	29,810
Net Increase in Short-Term Borrowings	12,921	2,711
Increase in Other Long-Term Borrowings	1,700	3,250
Repayment of Other Long-Term Borrowings	(1,911)	(694)
Dividends Paid	(3,240)	(3,033)
Repurchase of Common Stock	(9,783)	-
Issuance of Common Stock	433	546
Net Cash (Used In) Provided By Financing Activities	(39,473)	32,590

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,501	48,731

Cash and Cash Equivalents at Beginning of Period	177,564	166,359
Cash and Cash Equivalents at End of Period	$186,065	$215,090

Supplemental Disclosure:
Interest Paid on Deposits	$11,112	$7,612
Interest Paid on Debt	$2,199	$2,558
Taxes Paid	$3,229	$27
Loans Transferred to Other Real Estate	$863	$488
Issuance of Common Stock as Non-Cash Compensation	$1,158	$644
Transfer of Current Portion of Long-Term Borrowings to Short-Term Borrowings	-	$3,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Prior period financial statements have been reformatted and/or amounts reclassified, as necessary, to conform to current presentation.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.

The Company and its subsidiary follow accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements which are included in the Company's 2006 Annual Report on Form 10-K.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,114	$20	$32	$12,102
U.S. Government Agencies and Corporations	59,189	76	421	58,844
States and Political Subdivisions	83,553	16	329	83,240
Mortgage-Backed Securities	24,548	59	301	24,306
Other Securities(1)	12,905	49	-	12,954
Total Investment Securities	$192,309	$220	$1,083	$191,446

	December 31, 2006
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,098	$16	$49	$12,065
U.S. Government Agencies and Corporations	61,619	37	593	61,063
States and Political Subdivisions	83,621	16	415	83,222
Mortgage-Backed Securities	23,244	23	371	22,896
Other Securities(1)	12,648	-	-	12,648
Total Investment Securities	$193,230	$92	$1,428	$191,894

(1)	FHLB and FRB stock recorded at cost.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2007	December 31, 2006
Commercial, Financial and Agricultural	$205,048	$229,327
Real Estate-Construction	180,549	179,072
Real Estate-Commercial	643,272	643,885
Real Estate-Residential	517,637	531,968
Real Estate-Home Equity	172,283	173,597
Real Estate-Loans Held-for-Sale	6,302	4,170
Consumer	240,750	237,702
Loans, Net of Unearned Interest	$1,965,841	$1,999,721

Net deferred fees included in loans at March 31, 2007 and December 31, 2006 were $1.4 million and $1.5 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month periods ended March 31 was as follows:

(Dollars in Thousands)	2007	2006
Balance, Beginning of Period	$17,217	$17,410
Provision for Loan Losses	1,237	667
Recoveries on Loans Previously Charged-Off	476	428
Loans Charged-Off	(1,822)	(1,226)
Balance, End of Period	$17,108	$17,279

Impaired loans are primarily defined as all nonaccruing loans for the loan categories which are included within the scope of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Selected information pertaining to impaired loans is depicted in the table below:

	March 31, 2007		December 31, 2006
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$6,439	$2,644	$6,085	$2,255
Without Related Valuation Allowance	3,940	-	4,574	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $102.9 million and $104.4 million at March 31, 2007 and December 31, 2006, respectively. Intangible assets were as follows:

	March 31, 2007		December 31, 2006
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$30,366	$47,176	$28,955
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	544	1,867	497
Total Intangible Assets	$133,854	$30,910	$133,854	$29,452

Net Core Deposit Intangibles: As of March 31, 2007 and December 31, 2006, the Company had net core deposit intangibles of $16.8 million and $18.2 million, respectively. Amortization expense for the first three months of 2007 and 2006 was $1.5 million and $1.4 million, respectively.. Estimated annual amortization expense is $5.7 million.

Goodwill: As of March 31, 2007 and December 31, 2006, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142.

Other: As of March 31, 2007 and December 31, 2006, the Company had a customer relationship intangible, net of accumulated amortization, of $1.3 million and $1.4 million, respectively. This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first three months of 2007 and 2006 was $47,000 and $48,000, respectively. Estimated annual amortization expense is approximately $190,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 2007 and December 31, 2006 was as follows:

(Dollars in Thousands)	March 31, 2007	December 31, 2006
NOW Accounts	$575,740	$599,433
Money Market Accounts	396,150	384,568
Savings Deposits	124,970	125,500
Other Time Deposits	477,327	482,139
Total Interest Bearing Deposits	$1,574,187	$1,591,640

NOTE 7 - INCOME TAXES

The provision for income taxes reflected in the statements of income is comprised of the following components:

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
Current:
Federal	$4,054	$4,125
State	462	402
Deferred:
Federal	(844)	(456)
State	(141)	(76)
Total	$3,531	$3,995

Effective Tax Rate	33.7%	35.1%

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"), on January 1, 2007. There was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company had unrecognized tax benefits of approximately $1.6 million at March 31, 2007, all of which, if recognized, would affect the effective tax rate. In addition, interest and penalties associated with these unrecognized tax benefits was approximately $159,000.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2003. In addition, no state jurisdictions remain subject to examination before 2003. No material changes to the Company’s unrecognized tax positions is expected over the next 12 months. As a policy, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

NOTE 8 - STOCK-BASED COMPENSATION

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

As of March 31, 2007, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP"). Total compensation expense associated with these plans for the three months ended March 31, 2007 and 2006, was approximately $106,000 and $461,000, respectively.

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

At the end of each calendar year, the Compensation Committee of the Company’s Board of Directors will confirm whether the annual performance goal has been met prior to the payout of any awards. Any performance shares earned under the Incentive Plan will be issued in the calendar quarter following the calendar year in which the shares were earned. A total of 32,799 shares were issued under this plan during the first quarter of 2007 related to the 2006 award.

The Company did not recognize any expense for the first three months of 2007 related to the Incentive Plan as first quarter 2007 results fell short of the earnings performance goal. The Company recognized expense of $367,000 for the first three months of 2006 for the Incentive Plan. A total of 875,000 shares of common stock have been reserved for issuance under the AIP. To date, the Company has issued 60,892 shares of common stock.

Executive Stock Option Agreement. In 2006 and 2005, under the provisions of the AIP, the Company's Board of Directors approved a stock option agreement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). Similar stock option agreements were approved in 2004 and 2003. These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements. The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant. Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised. The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64. The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively. Under the 2005 and 2006 agreements, the earnings per share conditions were not met; therefore, no expense was recognized related to these agreements. In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expense of approximately $31,000 and $53,000 for three months ended March 31, 2007 and 2006, respectively, related to the 2004 and 2003 agreements. In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007. No expense related to this plan was recognized during the first three months of 2007 as first quarter 2007 results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of March 31, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	60,384	$32.79	8.3	$151,355
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2007	60,384	$32.79	6.2	$30,587
Exercisable at March 31, 2007	47,720	$32.79	6.2	$22,862

As of March 31, 2007, there was approximately $94,000 of total unrecognized compensation cost related to the nonvested option shares granted under the agreements. That cost is expected to be recognized over the next nine months.

DSPP. The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors' annual cash compensation. The DSPP has 93,750 shares reserved for issuance. A total of 23,974 shares have been issued since the inception of the DSPP. For the first three months of 2007, the Company issued 5,236 shares under the DSPP and recognized approximately $18,000 in expense related to this plan. For the first three months of 2006, the Company issued 5,034 shares and recognized approximately $18,000 in expense related to the DSPP.

ASPP. Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. A total of 50,917 shares have been issued since inception of the ASPP. For the first quarter of 2007 and 2006, the Company recognized expense of approximately $25,000 and $23,000, respectively, related to this plan.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP Plan was $5.91 for the first quarter of 2007. For the first quarter of 2006, the weighted average fair value of the purchase rights granted was $6.22. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	2.0%	1.8%
Expected volatility	24.0%	25.0%
Risk-free interest rate	4.9%	4.0%
Expected life (in years)	0.5	0.5

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering selected executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006

Discount Rate	6.00%	5.75%
Long-Term Rate of Return on Assets	8.00%	8.00%

Service Cost	$1,350	$1,250
Interest Cost	1,025	875
Expected Return on Plan Assets	(1,300)	(975)
Prior Service Cost Amortization	100	50
Net Loss Amortization	250	375
Net Periodic Benefit Cost	$1,425	$1,575

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006

Discount Rate	6.00%	5.75%
Long-Term Rate Of Return On Assets	N/A	N/A

Service Cost	$25	$30
Interest Cost	63	56
Expected Return On Plan Assets	N/A	N/A
Prior Service Cost Amortization	3	15
Net Loss Amortization	18	19
Net Periodic Benefit Cost	$109	$120

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of March 31, 2007, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$407.4
Standby Letters of Credit	$18.5

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

NOTE 11 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss). The Company’s comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes. Changes in unrealized gains (losses), net of taxes, on securities totaled $315,000 and $(89,000) for the three months ended March 31, 2007 and 2006, respectively.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007	2006				2005
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$41,514	$42,600	$42,512	$41,369	$39,412	$38,780	$36,889	$33,910
Interest Expense	13,189	13,003	12,289	11,182	10,282	9,470	7,885	6,788
Net Interest Income	28,325	29,597	30,223	30,187	29,130	29,310	29,004	27,122
Provision for Loan Losses	1,237	460	711	121	667	1,333	376	388
Net Interest Income After Provision for Loan Losses	27,088	29,137	29,512	30,066	28,463	27,977	28,628	26,734
Noninterest Income	13,962	14,385	14,144	14,003	13,045	12,974	13,123	12,041
Merger Expense	-	-	-	-	-	24	180	234
Noninterest Expense	30,562	29,984	30,422	31,070	30,092	29,318	28,429	26,362
Income Before Provision for Income Taxes	10,488	13,538	13,234	12,999	11,416	11,609	13,142	12,179
Provision for Income Taxes	3,531	4,688	4,554	4,684	3,995	4,150	4,565	4,311
Net Income	$6,957	$8,850	$8,680	$8,315	$7,421	$7,459	$8,577	$7,868
Net Interest Income (FTE)	$28,898	$30,152	$30,745	$30,591	$29,461	$29,652	$29,329	$27,396

Per Common Share:
Net Income Basic	$.38	$.48	$.47	$.44	$.40	$.40	$.46	$.44
Net Income Diluted	.38	.48	.47	.44	.40	.40	.46	.44
Dividends Declared	.175	.175	.163	.163	.163	.163	.152	.152
Diluted Book Value	16.97	17.01	17.18	16.81	16.65	16.39	16.17	15.87
Market Price:
High	35.91	35.98	33.25	35.39	37.97	39.33	38.72	33.46
Low	29.79	30.14	29.87	29.51	33.79	33.21	31.78	28.02
Close	33.30	35.30	31.10	30.20	35.55	34.29	37.71	32.32

Selected Average
Balances:
Loans	$1,980,224	$2,003,719	$2,025,112	$2,040,656	$2,048,642	$2,062,775	$2,046,968	$1,932,637
Earning Assets	2,211,560	2,238,066	2,241,158	2,278,817	2,275,667	2,279,010	2,250,902	2,170,483
Assets	2,530,790	2,557,357	2,560,155	2,603,090	2,604,458	2,607,597	2,569,524	2,458,788
Deposits	2,003,726	2,028,453	2,023,523	2,047,755	2,040,248	2,027,017	2,013,427	1,932,144
Shareowners’ Equity	316,484	323,903	318,041	315,794	311,461	306,208	300,931	278,107
Common Equivalent Average Shares:
Basic	18,409	18,525	18,530	18,633	18,652	18,624	18,623	18,094
Diluted	18,420	18,569	18,565	18,653	18,665	18,654	18,649	18,102

Ratios:
ROA	1.11%	1.37%	1.35%	1.28%	1.16%	1.14%	1.32%	1.28%
ROE	8.91%	10.84%	10.83%	10.56%	9.66%	9.67%	11.31%	11.35%
Net Interest Margin (FTE)	5.29%	5.35%	5.45%	5.38%	5.25%	5.16%	5.17%	5.07%
Efficiency Ratio	67.90%	63.99%	64.35%	66.23%	67.20%	65.22%	63.60%	63.56%

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies." Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2007 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

In this MD&A, we present an operating efficiency ratio and operating net noninterest expense as a percent of average assets, both of which are not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provide important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and one-time merger expenses, by the sum of tax equivalent net interest income and noninterest income. We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense excluding intangible amortization and one-time merger expenses from noninterest income. Management uses these non-GAAP measures as part of its assessment of performance in managing non-interest expenses. We believe that excluding intangible amortization and one-time merger expenses in our calculations better reflects our periodic expenses and is more indicative of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio -

	Three Months Ended March 31,
	2007	2006
Efficiency ratio	71.31%	70.80%
Effect of intangible amortization expense	(3.41)%	(3.60)%
Operating efficiency ratio	67.90%	67.20%

Reconciliation of operating net noninterest expense ratio -

	Three Months Ended March 31,
	2007	2006
Net noninterest expense as a percent of average assets	2.66%	2.65%
Effect of intangible amortization expense	(0.23)%	(0.23)%
Operating net noninterest expense as a percent of average assets	2.43%	2.42%

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

FINANCIAL OVERVIEW

A summary overview of our financial performance for the first quarter of 2007 versus the first quarter of 2006 is provided below.

Financial Performance Highlights -

•	Quarterly earnings totaled $7.0 million, or $0.38 per diluted share, decreases of 6.3% and 5.0%, respectively, from the first quarter of 2006.

•	Earnings for the quarter were negatively impacted by margin compression and a higher loan loss provision, but benefited from strong growth in noninterest income and good control of operating expenses.

•	Tax equivalent net interest income declined 1.9% as a result of a 2.8% reduction in average earning assets.

•	Strong growth of 7.0% was realized in noninterest income, which more than offset the decline in net interest income.

•	Noninterest expense increased only 1.6% due to implementation of expense control strategies.

•
Slight decline in credit quality as reflected by a higher loan loss provision for the quarter. Allowance for loan losses continues to be adequately funded at .87% of total loans and 208% of non-performing loans.

•	Well-capitalized with a risk based capital ratio of 14.83%.

RESULTS OF OPERATIONS

Net Income

Earnings were $7.0 million, or $.38 per diluted share, for the first quarter of 2007. This compares to $7.4 million, or $.40 per diluted share for the first quarter of 2006, decreases of 6.3% and 5.0%, respectively.

The decrease in earnings compared to first quarter 2006 was primarily attributable to a decrease in net interest income of $805,000, and increases in the loan loss provision of $570,000 and noninterest expense of $470,000, partially offset by an increase in noninterest income of $917,000. The decrease in net interest income reflects a 2.8% reduction in earning assets primarily in the loan portfolio. The higher loan loss provision was driven by a higher level of charge-offs. Higher expense for compensation and a one-time write-off of leasehold improvement costs were the primary reasons for the increase in noninterest expense. The 7.0% increase in noninterest income is due to improvement in deposit fees, asset management fees, and card processing fees.

A condensed earnings summary is presented below:

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
Interest Income	$41,514	$39,412
Taxable Equivalent Adjustment(1)	573	331
Interest Income (FTE)	42,087	39,743
Interest Expense	13,189	10,282
Net Interest Income (FTE)	28,898	29,461
Provision for Loan Losses	1,237	667
Taxable Equivalent Adjustment	573	331
Net Interest Income After Provision	27,088	28,463
Noninterest Income	13,962	13,045
Noninterest Expense	30,562	30,092
Income Before Income Taxes	10,488	11,416
Income Taxes	3,531	3,995
Net Income	$6,957	$7,421

Return on Average Assets(2)	1.11%	1.16%
Return on Average Equity(2)	8.91%	9.66%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. First quarter taxable-equivalent net interest income decreased $0.6 million, or 1.9%, over the comparable quarter in 2006. This decrease was caused primarily by a higher cost of funds and a higher percentage of earning assets funded by interest bearing liabilities. The cost of funds increase was attributable to a shift in deposit mix to higher interest rate accounts and the higher interest rate environment. Partially offsetting the higher costs of funds was an increase in the yield on earning assets. The net interest margin increased four basis points to 5.29% in the first quarter of 2007 versus the comparable period in 2006. Table I provides a comparative analysis of our average balances and interest rates.

For the first quarter of 2007, taxable-equivalent interest income increased $2.3 million, or 5.9% over the comparable quarter in 2006. The increase was attributable to higher yields on earning assets. Earning asset yields improved 63 basis points to 7.71% in the first quarter of 2007 from 7.08% in the first quarter of 2006 and 7.65% from the prior quarter, attributable to the higher interest rate environment and partially offset by the lower loan volume. We anticipate that our income on earning assets will expand slightly during the second quarter due to higher yields on earning assets.

Interest expense for the first quarter increased $2.9 million, or 28.3%, from the comparable prior-year period. The increase is attributable to higher rates paid on interest bearing deposits and a change in mix to higher rate accounts, partially offset by a decrease in long-term debt costs. The decline in long-term borrowings reflects maturing Federal Home Loan Bank (“FHLB”) advances throughout 2006 which were not renewed. The average rate paid on interest bearing liabilities of 3.11% in the first quarter of 2007 represents an increase of 11 and 72 basis points, respectively, over the fourth and first quarters of 2006. We anticipate that the rate of growth in our average cost of funds will slow in the second quarter.

Our interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.69% in the first quarter of 2006 to 4.60% in the comparable period of 2007, reflecting the higher costs of funds.

Our net yield on earning assets (defined as federal taxable-equivalent net interest income divided by average earning assets) was 5.29% in the first three months of 2007, versus 5.25% in the first three months of 2006. The margin increase is primarily attributable to higher yields on earning assets. Market conditions and competition will continue to place pressure on net interest income during the second quarter.

Provision for Loan Losses

The provision for loan losses of $1.2 million for the quarter was $570,000 higher than the first quarter of 2006 due to a higher level of net charge-offs. Net charge-offs totaled $1.3 million, or .28% of average loans for the quarter compared to $798,000, or .16% for the first quarter of 2006. Management expects the loan loss provision to stabilize for the remainder of the year. Charge-off activity for the respective periods is set forth below:

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
CHARGE-OFFS
Commercial, Financial and Agricultural	$560	$322
Real Estate - Construction	108	-
Real Estate - Commercial	326	291
Real Estate - Residential	67	22
Consumer	761	591
Total Charge-offs	1,822	1,226

RECOVERIES
Commercial, Financial and Agricultural	36	62
Real Estate - Construction	-	-
Real Estate - Commercial	5	3
Real Estate - Residential	3	7
Consumer	432	356
Total Recoveries	476	428

Net Charge-offs	$1,346	$798

Net Charge-offs (Annualized) as a
Percent of Average Loans Outstanding,
Net of Unearned Interest	.28%	.16%

Noninterest Income

Noninterest income increased $917,000, or 7.0%, from the first quarter of 2006 primarily due to higher deposit service charge fees, asset management fees, and card processing fees. The increase in deposit fees is due primarily to an increase in non-sufficient funds and overdraft “NSF/OD” activity and the associated fees. Asset management fees increased due to growth in new business. Card processing fees were driven higher by increased transaction volume for merchant services and increased interchange fees related to bank card activity. Noninterest income represented 33.0% of operating revenues in the first quarter of 2007 compared to 30.9% for the same period in 2006.

The table below reflects the major components of noninterest income.

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
Noninterest Income:
Service Charges on Deposit Accounts	$6,045	$5,680
Data Processing	715	637
Asset Management Fees	1,225	1,050
Retail Brokerage Fees	462	483
Gain on Sale of Investment Securities	7	-
Mortgage Banking Revenues	679	721
Merchant Service Fees	1,936	1,725
Interchange Fees	910	675
ATM/Debit Card Fees	641	599
Other	1,342	1,475

Total Noninterest Income	$13,962	$13,045

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees increased $365,000, or 6.4%, from the first quarter of 2006 primarily reflective of a higher level of NSF/OD activity and the associated fees, and to a lesser extent higher analysis fees on business checking accounts.

Asset Management Fees. Income from asset management activities increased $175,000, or 16.7%, from the first quarter of 2006. The improvement is due primarily to growth in new business within existing and new markets and improved asset valuations. At March 31, 2007, assets under management totaled $764.7 million, representing an increase of $67.4 million, or 9.7% from the comparable period in 2006.

Mortgage Banking Revenues. Mortgage banking revenues decreased $42,000, or 5.8%, from the first quarter of 2006. The decrease is due to slightly lower production, which is generally reflective of the local and national trend of a slower housing market.

Card Fees. Card processing fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $488,000, or 16.3%, over the first quarter of 2006. The increase in merchant service fees is primarily due to higher transaction volume, which is reflective of growth in merchant accounts. Higher interchange fees and ATM/debit card fees reflect an increase in our active card base primarily associated with growth in deposit accounts.

Other. Other income decreased $133,000, or 9.0%, from the first quarter of 2006 due primarily to lower miscellaneous loan fees and credit life commission fees, which is primarily reflective of lower loan production.

Noninterest Expense

Noninterest expense in the first quarter of 2006 increased $470,000, or 1.6%, over the first quarter of 2006. Higher expense for compensation and a one-time expense to write-off leasehold improvement costs ($250,000) for a banking office site were the primary reasons for the increase. Various expense management initiatives were implemented in late 2006 which made a positive impact on first quarter expense control.

The table below reflects the major components of noninterest expense.

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
Noninterest Expense:
Salaries	$12,343	$11,715
Associate Benefits	3,376	3,715
Total Compensation	15,719	15,430

Premises	2,236	2,223
Equipment	2,349	2,500
Total Occupancy	4,585	4,723

Legal Fees	507	517
Professional Fees	992	754
Processing Services	382	434
Advertising	864	999
Travel and Entertainment	345	386
Printing and Supplies	514	607
Telephone	547	622
Postage	340	281
Intangible Amortization	1,459	1,530
Interchange Fees	1,668	1,494
Courier Service	277	330
Miscellaneous	2,363	1,985
Total Other	10,258	9,939

Total Noninterest Expense	$30,562	$30,092

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Salaries and associate benefit expense increased $289,000, or 1.9%, over the first quarter of 2006. This increase is due primarily to higher associate salaries and payroll taxes of $691,000 and higher benefit expense (insurance and pension) of $183,000, partially offset by lower expense for stock-based compensation of $456,000. The increase in associate salaries and payroll tax expenses primarily reflects annual merit/market based raises for associates. The increase in expense for insurance and pension benefits primarily reflects an increase in eligible participants. The variance in stock-based compensation reflects a lower level of expected pay-out for our Associate Incentive Plan in 2007.

Occupancy. Occupancy expense (including premises and equipment) decreased $138,000, or 2.9%, from the first quarter of 2006. Lower expense for furniture, fixtures, and equipment of $134,000 was the primary reason for the decline and reflects the full depreciation of a few larger components of our core processing system.

Other. Other noninterest expense increased $319,000, or 3.2%, over the first quarter of 2006 due to higher expense for professional fees, interchange fees, and miscellaneous expense. Professional fees increased primarily due to an increase in fees paid for a profit enhancement study by an external consultant and an increase in internal audit fees paid to an outsource provider. The higher expense for interchange fees is due primarily to increased merchant card transaction volume. Miscellaneous expense grew primarily due to a one-time expense to write-off leasehold improvement costs ($250,000) for a banking office site in conjunction with an agreement with the lessor to cancel the lease agreement.

The operating net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and one-time merger expenses, as a percent of average assets) was 2.43% in the first quarter of 2007 compared to 2.42% for the comparable period in 2006. Our operating efficiency ratio (expressed as noninterest expense, net of intangible amortization and one-time merger expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 67.90% for the first quarter of 2007 compared to 67.20% for the comparable period in 2006. The increase in these operating ratios is due to the expense growth noted above.

Income Taxes

The provision for income taxes decreased $464,000, or 11.6%, from the first quarter of 2006, reflecting lower taxable income. Our effective tax rate for the first quarter of 2007 was 33.7% compared to 35.1% for the same quarter in 2006. The decrease in the effective tax rate is primarily attributable to: 1) a higher level of tax-free loan income, 2) full amortization of certain deferred taxes related to a purchase accounting adjustment from a prior acquisition, and 3) the favorable impact of disallowed interest payments for an FHLB advance.

FINANCIAL CONDITION

Average assets decreased $26.6 million, or 1.04%, to $2.531 billion for the quarter-ended March 31, 2007 from $2.557 billion in the fourth quarter of 2006. Average earning assets of $2.212 billion decreased $26.5 million, or 1.18%, from the fourth quarter of 2006. A decrease in average loans of $23.5 million and a $3.4 million decrease in average short term investments were the primary reasons for the decline. We discuss these variances in more detail below.

Funds Sold

We ended the first quarter with approximately $21.9 million in average net overnight funds sold, compared to $26.1 million net overnight funds sold in the fourth quarter of 2006. The slight decline is due to the decrease in deposit account balances which we discuss in further detail below.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2007, the average investment portfolio increased $395,000, or .21%, from the fourth quarter of 2006. We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2007, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity. At March 31, 2007 and December 31, 2006, shareowners’ equity included a net unrealized loss of $520,000 and $834,000, respectively.

Loans

Average loans for the first quarter decreased $23.5 million, or 1.17%, from the fourth quarter, due to an overall slowing of lending activity within Bank markets, a high level of principal pay-downs and pay-offs, including the pay-off of several larger commercial loans. Management expects this trend to a lesser extent to continue in the second quarter, and for loan production to pick up momentum in the second half of the year.

Non-Performing Assets

Our nonperforming loans were $8.2 million at March 31, 2007 compared to $8.0 million at December 31, 2006. As a percent of nonperforming loans, the allowance for loan losses represented 208% at March 31, 2007 and 214% at December 31, 2006. Nonperforming loans include nonaccruing and restructured loans. Total loans past due 90 days and still accruing totaled $0.9 million at March 31, 2007, compared to $0.1 million at December 31, 2006 with the increase due primarily to one large loan ($0.7 million) in this reporting category. Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.2 million at March 31, 2007 versus $0.7 million at December 31, 2006. The increase in other real estate is related to four properties for which no additional loss exposure is expected. The ratio of nonperforming assets as a percent of loans plus other real estate was .48% at March 31, 2007, compared to .44% at December 31, 2006, evidencing a slight decline in this credit quality metric during the quarter.

Allowance for Loan Losses

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

The allowance for loan losses at March 31, 2007 was $17.1 million, compared to $17.2 million at December 31, 2006. At March 31, 2007, the allowance represented 0.87% of outstanding loans and provided coverage of 208% of nonperforming loans, compared to 0.86% and 214%, respectively at December 31, 2006. While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence. It is management’s opinion that the allowance at March 31, 2007 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average deposits for the first quarter decreased $24.7 million, or 1.22% from the fourth quarter of 2006 due primarily to a reduction in DDA account balances of $23.2 million reflecting a seasonal variance in public fund and tax deposit balances which typically spike at year-end.

The ratio of average noninterest bearing deposits to total deposits was 22.9% for the first quarter of 2007, compared to 23.7% for the fourth quarter of 2006. For the same periods, the ratio of average interest bearing liabilities to average earning assets was 77.8% and 76.8%, respectively.

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

Average liquidity, defined as funds sold and interest bearing deposits with other banks, for the first quarter of 2007 was $40.3 million compared to $43.7 million in the fourth quarter of 2006. The decrease is primarily reflective of the aforementioned decline in deposit balances, partially offset by a reduction in the loan portfolio. Average liquidity in the second quarter is anticipated to be approximately the same or slightly lower than the amount for the first quarter.

Borrowings. At March 31, 2007, we had $52.2 million in borrowings outstanding to the FHLB consisting of 35 notes. For the first three months of the year, the Bank made FHLB advance payments totaling approximately $5.0 million and obtained one new FHLB advance for $1.7 million. The FHLB notes are collateralized by a blanket floating lien on all our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated, deferrable interest notes to two wholly-owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a fixed rate of 5.71% for five years, then adjustable annually to LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The proceeds of this borrowing were used to partially fund the acquisition of Farmers and Merchants Bank of Dublin. The interest payments for the CCBG Capital Trust II borrowing are due quarterly at a fixed rate of 6.07% for five years, then adjustable quarterly to LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of this borrowing were used to partially fund the First Alachua Banking Corporation acquisition.

Contractual Cash Obligations. We maintain certain contractual arrangements to make future cash payments. The table below details those future cash payment obligations as of March 31, 2007. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due By Period
(Dollars in Thousands)	1 Year or Less	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Federal Home Loan Bank Advances	$12,018	$17,243	$5,547	$17,431	$52,239
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	1,101	2,636	2,071	6,071	11,879
Total Contractual Cash Obligations	$13,119	$19,879	$7,618	$86,389	$127,005

Capital

Equity capital was $310.5 million as of March 31, 2007 compared to $315.8 million as of December 31, 2006. Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position. The leverage ratio was 11.22% at March 31, 2007 compared to 11.30% at December 31, 2006. Further, the risk-adjusted capital ratio of 14.83% at March 31, 2007 exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines. As allowed by the Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank. Cash dividends declared and paid should not place unnecessary strain on our capital levels. Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital. Future capital requirements and corporate plans are considered when the Board considers a dividend payment. Dividends declared and paid during the first quarter of 2007 totaled $.1750 per share compared to $.1625 per share for the first quarter of 2006, an increase of 7.7%. The dividend payout ratios for the first quarter ended 2007 and 2006 were 45.42% and 40.07%, respectively.

State and federal regulations as well as our long-term debt agreements place certain restrictions on the payment of dividends by both CCBG and the Bank. At March 31, 2007, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2007, shareowners’ equity decreased $5.3 million, or 6.7%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $7.0 million, a decrease in the net unrealized loss on available-for-sale securities of $0.3 million, the issuance of common stock of $0.4 million, and stock-based compensation accretion of $63,000. Equity was reduced by dividends paid during the first three months of the year by $3.2 million, or $.1750 per share and the repurchase/retirement of common stock of $9.8 million. At March 31, 2007, our common stock had a book value of $16.97 per diluted share compared to $17.01 at December 31, 2006.

Our Board of Directors has authorized the repurchase of up to 2,171,875 shares of our outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. To date, we have repurchased a total of 1,165,938 shares at an average purchase price of $22.37 per share. We repurchased 286,101 shares of our common stock in the first quarter of 2007 at an average purchase price of $34.13 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2007, we had $407.4 million in commitments to extend credit and $18.5 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

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

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government Agency debt securities, and other securities (typically temporary liquid funds awaiting investment). We anticipate using a rate of return on plan assets of 8.0% for 2007.

The assumed rate of annual compensation increases is based on expected trends in salaries and the employee base. We used a rate of 5.50% in 2006 and do not expect this assumption to change materially in 2007.

Information on components of our net periodic benefit cost is provided in Note 9 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 became effective on January 1, 2007, and did not have a significant impact on the our financial statements.

SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective on January 1, 2008 and is not expected to have a significant impact on our financial statements.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for us on January 1, 2008 and is not expected to have a significant impact on our financial statements.

Financial Accounting Standards Board Interpretations

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 became effective for us in the first quarter of 2007 and did not have a material impact on our consolidated financial statements.

TABLE I
AVERAGE BALANCES & INTEREST RATES

(Taxable Equivalent Basis - Dollars in Thousands)	Three Months Ended March 31,
	2007			2006
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,980,224	$39,264	8.04%	$2,048,642	$37,439	7.41%
Taxable Investment Securities	108,377	1,263	4.67%	118,055	1,091	3.70%
Tax-Exempt Investment Securities(2)	82,627	1,039	5.03%	59,368	674	4.54%
Funds Sold	40,332	521	5.17%	49,602	539	4.36%
Total Earning Assets	2,211,560	42,087	7.71%	2,275,667	39,743	7.08%
Cash & Due From Banks	88,679			109,907
Allowance for Loan Losses	(17,073)			(17,582)
Other Assets	247,624			236,466
TOTAL ASSETS	$2,530,790			$2,604,458

LIABILITIES
NOW Accounts	$552,303	$2,626	1.93%	$510,270	$1,446	1.15%
Money Market Accounts	386,736	3,427	3.59%	343,652	2,298	2.71%
Savings Accounts	125,419	78	0.25%	139,664	62	0.18%
Other Time Deposits	480,964	4,869	4.11%	521,966	3,916	3.04%
Total Int. Bearing Deposits	1,545,422	11,000	2.89%	1,515,552	7,722	2.07%
Short-Term Borrowings	68,911	761	4.46%	93,867	824	3.55%
Subordinated Notes Payable	62,887	926	5.97%	62,887	926	5.97%
Other Long-Term Borrowings	43,137	502	4.72%	69,966	810	4.70%
Total Int. Bearing Liabilities	1,720,357	13,189	3.11%	1,742,272	10,282	2.39%
Noninterest Bearing Deposits	458,304			524,696
Other Liabilities	35,645			26,029
TOTAL LIABILITIES	2,214,306			2,292,997

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	316,484			311,461

TOTAL LIABILITIES & EQUITY	$2,530,790			$2,604,458

Interest Rate Spread			4.60%			4.69%
Net Interest Income		$28,898			$29,461
Net Interest Margin(3)			5.29%			5.25%

(1)	Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $831,000 and $964,000, for the three months ended March 31, 2007 and 2006, respectively.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our financial assets and liabilities are classified as other-than-trading. An analysis of the other-than-trading financial components, including the fair values, are presented in Table II. This table presents our consolidated interest rate sensitivity position as of March 31, 2007 based upon certain assumptions as set forth in the Notes to the Table. The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates. The asset and liability values presented in Table II may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Other Than Trading Portfolio)

	As of March 31, 2007
(Dollars in Thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Loans
Fixed Rate	$304,631	$156,885	$108,340	$43,706	$22,624	$17,821	$653,467	$657,757
Average Interest Rate	6.65%	7.82%	7.94%	8.03%	7.75%	6.80%	7.28%
Floating Rate(2)	1,045,359	158,960	81,890	8,044	6,171	11,949	1,312,374	1,320,989
Average Interest Rate	7.03%	7.21%	7.77%	7.71%	7.85%	8.13%	7.12%
Investment Securities(3)
Fixed Rate	65,981	81,311	28,695	10,833	1,866	1,726	190,411	190,411
Average Interest Rate	3.20%	4.41%	4.09%	4.17%	4.67%	4.93%	3.93%
Floating Rate	1,035	-	-	-	-	-	1,035	1,035
Average Interest Rate	5.21%	-	-	-	-	-	5.21%
Other Earning Assets
Floating Rate	93,832	-	-	-	-	-	93,832	93,832
Average Interest Rate	5.26%	-	-	-	-	-	5.26%
Total Financial Assets	$1,510,838	$397,156	$218,925	$62,583	$30,661	$30,956	$2,251,119	$2,264,024
Average Interest Rate	6.68%	6.88%	7.37%	7.32%	7.58%	7.21%	6.82%

Deposits(4)
Fixed Rate Deposits	$394,381	$59,105	$17,765	$4,841	$1,868	$261	$478,221	$407,237
Average Interest Rate	4.16%	4.27%	4.25%	4.09%	4.06%	4.91%	4.17%
Floating Rate Deposits	1,095,966	-	-	-	-	-	1,095,966	1,095,966
Average Interest Rate	2.39%	-	-	-	-	-	2.39%
Other Interest Bearing
Liabilities
Fixed Rate Debt	4,759	13,985	3,394	3,153	3,155	14,433	42,879	42,181
Average Interest Rate	4.65%	4.42%	4.81%	4.94%	5.00%	4.98%	4.75%
Floating Rate Debt	77,936	-	30,928	31,959	-	-	140,823	140,870
Average Interest Rate	4.13%	-	5.71%	6.07%	-	-	4.92%
Total Financial Liabilities	$1,573,042	$73,090	$52,087	$39,953	$5,023	$14,694	$1,757,889	$1,686,254
Average interest Rate	2.93%	4.30%	5.15%	5.74%	4.65%	4.97%	3.13%

(1)	Based upon expected cash flows, unless otherwise indicated.

(2)	Based upon a combination of expected maturities and repricing opportunities.

(3)	Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4)
Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits in Year 1. Other time deposit balances are classified according to maturity.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2007, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about all purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

January 1, 2007 to January 31, 2007	9,364	$33.64	889,201	1,282,674
February 1, 2007 to February 28, 2007	169,244	34.27	1,058,445	1,113,430
March 1, 2007 to March 31, 2007	107,493	33.96	1,165,938	1,005,937
Total	286,101	$34.13	1,165,938	1,005,937

(1)
This balance represents the number of shares that were repurchased through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on March 30, 2000, and modified by our Board on January 24, 2002 and March 22, 2007, under which we were authorized to repurchase up to 2,171,875 shares of our common stock. The Program is flexible and shares are acquired from the public markets and other sources using free cash flow. There is no predetermined expiration date for the Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

10.1
Form of award agreement issued in connection with the Units awarded under the Program pursuant to the Capital City Bank Group, Inc. 2005 Associate Incentive Plan - incorporated herein by reference to the Registrant’s Form 8-K (filed 1/31/07) (No. 0-13358).

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

Date: May 9, 2007

                                                                 -31-