Form 10-Q
period 2007-06-30
CAPITAL CITY BANK GROUP INC
filed 2007-08-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

At July 31, 2007, 17,712,292 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2007

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 as well as:

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

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED JUNE 30
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Thousands, Except Per Share Data)	2007	2006	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$39,092	$38,967	$78,145	$76,310
Investment Securities:
U.S. Treasury	142	98	283	177
U.S. Govt. Agencies	916	929	1,856	1,743
States and Political Subdivisions	708	583	1,384	1,023
Other Securities	177	206	360	403
Funds Sold	689	586	1,210	1,125
Total Interest Income	41,724	41,369	83,238	80,781

INTEREST EXPENSE
Deposits	11,098	8,716	22,098	16,438
Short-Term Borrowings	737	776	1,498	1,600
Subordinated Notes Payable	932	926	1,858	1,852
Other Long-Term Borrowings	496	764	998	1,574
Total Interest Expense	13,263	11,182	26,452	21,464

NET INTEREST INCOME	28,461	30,187	56,786	59,317
Provision for Loan Losses	1,675	121	2,912	788
Net Interest Income After Provision For Loan Losses	26,786	30,066	53,874	58,529

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,442	6,096	12,487	11,776
Data Processing	790	703	1,505	1,340
Asset Management Fees	1,175	1,155	2,400	2,205
Securities Transactions	0	(4)	7	(4)
Mortgage Banking Revenues	850	903	1,529	1,624
Other	5,827	5,150	11,118	10,107
Total Noninterest Income	15,084	14,003	29,046	27,048

NONINTEREST EXPENSE
Salaries and Associate Benefits	14,992	15,204	30,711	30,634
Occupancy, Net	2,324	2,358	4,560	4,581
Furniture and Equipment	2,494	2,661	4,843	5,161
Intangible Amortization	1,458	1,536	2,917	3,066
Other	8,629	9,311	17,428	17,720
Total Noninterest Expense	29,897	31,070	60,459	61,162

INCOME BEFORE INCOME TAXES	11,973	12,999	22,461	24,415
Income Taxes	4,082	4,684	7,613	8,679

NET INCOME	$7,891	$8,315	$14,848	$15,736

Basic Net Income Per Share	$.43	$.44	$.81	$.84
Diluted Net Income Per Share	$.43	$.44	$.81	$.84

Average Basic Shares Outstanding	18,089,022	18,633,132	18,247,991	18,642,387
Average Diluted Share Outstanding	18,089,223	18,652,963	18,248,245	18,657,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2007, DECEMBER 31, 2006, AND JUNE 30, 2006
(Unaudited)

(Dollars In Thousands, Except Share Data)	June 30, 2007	December 31, 2006	June 30, 2006
ASSETS
Cash and Due From Banks	$95,573	$98,769	$103,078
Funds Sold and Interest Bearing Deposits	77,297	78,795	126,210
Total Cash and Cash Equivalents	172,870	177,564	229,288

Investment Securities, Available-for-Sale	189,680	191,894	191,232

Loans, Net of Unearned Interest	1,930,711	1,999,721	2,052,860
Allowance for Loan Losses	(17,469)	(17,217)	(17,264)
Loans, Net	1,913,242	1,982,504	2,035,596

Premises and Equipment, Net	92,656	86,538	81,407
Goodwill	84,811	84,811	84,810
Other Intangible Assets	16,674	19,591	22,612
Other Assets	60,815	55,008	52,541
Total Assets	$2,530,748	$2,597,910	$2,697,486

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$456,986	$490,014	$572,549
Interest Bearing Deposits	1,552,604	1,591,640	1,581,310
Total Deposits	2,009,590	2,081,654	2,153,859

Short-Term Borrowings	74,307	65,023	77,571
Subordinated Notes Payable	62,887	62,887	62,887
Other Long-Term Borrowings	41,276	43,083	63,022
Other Liabilities	41,251	29,493	28,403
Total Liabilities	2,229,311	2,282,140	2,385,742

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,868,981, 18,518,398, and 18,530,469 shares issued and outstanding at June 30, 2007, December 31, 2006, and June 30, 2006, respectively	179	185	185
Additional Paid-In Capital	58,001	80,654	80,272
Retained Earnings	251,838	243,242	233,201
Accumulated Other Comprehensive Loss, Net of Tax	(8,581)	(8,311)	(1,914)
Total Shareowners' Equity	301,437	315,770	311,744
Total Liabilities and Shareowners' Equity	$2,530,748	$2,597,910	$2,697,486

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC. (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2006	$186	$83,304	$223,532	$(1,246)	$305,776
Comprehensive Income:
Net Income	-	-	15,736	-
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	(668)
Total Comprehensive Income	-	-	-	-	15,068
Cash Dividends ($.3250 per share)	-	-	(6,067)	-	(6,067)
Stock Performance Plan Compensation	-	889	-	-	889
Issuance of Common Stock	1	918	-	-	919
Repurchase of Common Stock	(2)	(4,839)	-	-	(4,841)

Balance, June 30, 2006	$185	$80,272	$233,201	$(1,914)	$311,744

Balance, January 1, 2007	$185	$80,654	$243,242	$(8,311)	$315,770
Comprehensive Income:
Net Income	-	-	14,848	-
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	(270)
Total Comprehensive Income	-	-	-	-	14,578
Cash Dividends ($.3500 per share)	-	-	(6,475)	-	(6,475)
Miscellaneous - Other	-	-	223	-	223
Stock Performance Plan Compensation	-	63	-	-	63
Issuance of Common Stock	1	496	-	-	497
Repurchase of Common Stock	(7)	(23,212)	-	-	(23,219)

Balance, June 30, 2007	$179	$58,001	$251,838	$(8,581)	$301,437

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

(Dollars in Thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,848	$15,736
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	2,912	788
Depreciation	3,087	3,539
Net Securities Amortization	170	362
Amortization of Intangible Assets	2,917	3,066
Investment Security Gain	(7)	-
Origination of Loans Held-for-Sale	(94,830)	(95,580)
Proceeds From Sales of Loans Held-for-Sale	93,254	97,968
Net Gain From Sales of Loans Held-for-Sale	(1,529)	(1,624)
Non-Cash Compensation	63	889
Deferred Income Taxes	76	1,831
Net (Increase) Decrease in Other Assets	(3,508)	2,000
Net Increase in Other Liabilities	11,271	1,966
Net Cash Provided By Operating Activities	28,724	30,941

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(27,582)	(85,590)
Sales	-	283
Payments, Maturities, and Calls	29,186	63,614
Net Decrease in Loans	67,966	12,297
Purchase of Premises & Equipment	(9,540)	(11,409)
Proceeds From Sales of Premises & Equipment	335	280
Net Cash Provided By (Used In) Investing Activities	60,365	(20,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(72,064)	74,513
Net (Decrease) Increase in Short-Term Borrowings	9,101	(8,878)
Increase in Other Long-Term Borrowings	1,700	3,250
Repayment of Other Long-Term Borrowings	(3,323)	(6,382)
Dividends Paid	(6,475)	(6,067)
Repurchase of Common Stock	(23,219)	(4,841)
Issuance of Common Stock	497	918
Net Cash (Used In) Provided By Financing Activities	(93,783)	52,513

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,694)	62,929

Cash and Cash Equivalents at Beginning of Period	177,564	166,359
Cash and Cash Equivalents at End of Period	$172,870	$229,288

Supplemental Disclosure:
Interest Paid on Deposits	$22,103	$16,105
Interest Paid on Debt	$4,377	$5,092
Taxes Paid	$6,601	$8,135
Loans Transferred to Other Real Estate	$1,490	$638
Issuance of Common Stock as Non-Cash Compensation	$1,158	$889
Transfer of Current Portion of Long-Term Borrowings to Short-Term Borrowings	$199	$3,061

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

Basis of Presentation

Capital City Bank Group, Inc. (“CCBG” or the “Company”) provides a full range of banking and banking-related services to individual and corporate customers through its subsidiary with banking offices located in Florida, Georgia, and Alabama.  The Company is subject to competition from other financial institutions, is subject to regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Prior period financial statements have been reformatted and amounts reclassified, as necessary, to conform with the current presentation.  The Company and its subsidiary follow accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry.  The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements which are included in the Company's 2006 Annual Report on Form 10-K.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2007, December 31, 2006, and June 30, 2006, the results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,129	$5	$54	$12,080
U.S. Government Agencies	57,326	2	582	56,746
States and Political Subdivisions	86,011	4	726	85,289
Mortgage-Backed Securities	23,073	5	473	22,605
Other Securities(1)	12,923	37	-	12,960
Total Investment Securities	$191,462	$53	$1,835	$189,680

	December 31, 2006
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,098	$16	$49	$12,065
U.S. Government Agencies	61,619	37	593	61,063
States and Political Subdivisions	83,621	16	415	83,222
Mortgage-Backed Securities	23,244	23	371	22,896
Other Securities(1)	12,648	-	-	12,648
Total Investment Securities	$193,230	$92	$1,428	$191,894

(1)	Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2007	December 31, 2006
Commercial, Financial and Agricultural	$203,555	$229,327
Real Estate-Construction	159,751	179,072
Real Estate-Commercial	640,172	643,885
Real Estate-Residential	500,631	531,968
Real Estate-Home Equity	175,781	173,597
Real Estate-Loans Held-for-Sale	7,867	4,170
Consumer	242,954	237,702
Loans, Net of Unearned Interest	$1,930,711	$1,999,721

Net deferred fees included in loans at June 30, 2007 and December 31, 2006 were $1.4 million and $1.5 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30 was as follows:

(Dollars in Thousands)	2007	2006
Balance, Beginning of Period	$17,217	$17,410
Provision for Loan Losses	2,912	788
Recoveries on Loans Previously Charged-Off	946	907
Loans Charged-Off	(3,606)	(1,841)
Balance, End of Period	$17,469	$17,264

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	June 30, 2007		December 31, 2006
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$12,909	$2,874	$6,085	$2,255
Without Related Valuation Allowance	4,869	-	4,574	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $101.5 million and $104.4 million at June 30, 2007 and December 31, 2006, respectively.  Intangible assets were as follows:

	June 30, 2007		December 31, 2006
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$31,776	$47,176	$28,955
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	593	1,867	497
Total Intangible Assets	$133,854	$32,369	$133,854	$29,452

Net Core Deposit Intangibles:  As of June 30, 2007 and December 31, 2006, the Company had net core deposit intangibles of $15.4 million and $18.2 million, respectively.  Amortization expense for the first six months of 2007 and 2006 was $2.8 million.  Estimated annual amortization expense is $5.7 million.

Goodwill:  As of June 30, 2007 and December 31, 2006, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Statement of Financial Accounting Standards (“SFAS No. 142").

Other:  As of June 30, 2007 and December 31, 2006, the Company had a customer relationship intangible, net of accumulated amortization, of $1.3 million and $1.4 million, respectively.  This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first six months of 2007 and 2006 was $96,000.  Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2007 and December 31, 2006 was as follows:

(Dollars in Thousands)	June 30, 2007	December 31, 2006
NOW Accounts	$559,050	$599,433
Money Market Accounts	401,415	384,568
Savings Deposits	119,585	125,500
Other Time Deposits	472,554	482,139
Total Interest Bearing Deposits	$1,552,604	$1,591,640

NOTE 7 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"), on January 1, 2007.  There was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company had unrecognized tax benefits of approximately $2.0 million at June 30, 2007, all of which, if recognized, would affect the effective tax rate.  In addition, interest and penalties associated with these unrecognized tax benefits was approximately $213,000.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is no longer subject to U.S. federal tax examinations for years before 2003.  In addition, no state jurisdictions remain subject to examination before 2003.  No material change to the Company’s unrecognized tax positions is expected over the next 12 months.  As a policy, the Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

NOTE 8 - STOCK-BASED COMPENSATION

In accordance with the Company’s adoption of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in the first quarter of 2003, the cost related to stock-based associate compensation included in net income has been accounted for under the fair value method in all reported periods.

On January 1, 2006, the Company adopted SFAS 123R "Share-Based Payment"(Revised).  The Company continues to include the cost of its share-based compensation plans in net income under the fair value method.

As of June 30, 2007, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the six months ended June 30, 2007 and 2006 was approximately $137,000 and $889,000, respectively.

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

The Company did not recognize any expense for the first six months of 2007 related to the Incentive Plan as results fell short of the earnings performance goal.  The Company recognized expense of $745,000 for the first six months of 2006 for the Incentive Plan.  A total of 875,000 shares of common stock have been reserved for issuance under the AIP.  To date, the Company has issued 60,892 shares of common stock under the AIP.

Executive Stock Option Agreement.  In 2006 and 2005, under the provisions of the AIP, the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  Similar stock option agreements were approved in 2004 and 2003.  These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements.  The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant.  Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised.  The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64.  The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively.  Under the 2006 and 2005 agreements, the earnings per share conditions were not met; therefore, no expense was recognized related to these agreements.  In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expense of approximately $94,000 and $95,000 for the first six months of 2007 and 2006, respectively, related to the 2004 and 2003 agreements.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized during the first six months of 2007 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of June 30, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	60,384	$32.79	$8.3	$151,355
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2007	60,384	$32.79	$4.64	$(87,766)
Exercisable at June 30, 2007	47,720	$32.79	$4.64	$(70,670)

As of June 30, 2007, there was approximately $63,000 of total unrecognized compensation cost related to the nonvested option shares granted under the agreements.  That cost is expected to be recognized over the next six months.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 27,516 shares have been issued since the inception of the DSPP.  For the first six months of 2007, the Company issued 8,778 shares under the DSPP and recognized approximately $23,000 in expense related to this plan.  For the first six months of 2006, the Company issued 7,002 shares and recognized approximately $24,000 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 59,812 shares have been issued since inception of the ASPP.  For the first six months of 2007, the Company issued 23,531 shares under the ASPP and recognized $51,000 in expense related to this plan.  For the first six months of 2006, the Company issued 9,343 shares and recognized $45,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of the purchase rights granted under the ASPP Plan was $5.91 for the first six months of 2007.  For the first six months of 2006, the weighted average fair value of the purchase rights granted was $6.22.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2007	2006
Dividend yield	2.0%	1.8%
Expected volatility	24.0%	25.0%
Risk-free interest rate	4.9%	4.0%
Expected life (in years)	0.5	0.5

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006

Discount Rate	6.00%	5.75%	6.00%	5.75%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,350	$1,250	$2,700	$2,500
Interest Cost	1,025	875	2,050	1,750
Expected Return on Plan Assets	(1,300)	(975)	(2,600)	(1,950)
Prior Service Cost Amortization	100	50	200	100
Net Loss Amortization	250	375	500	750
Net Periodic Benefit Cost	$1,425	$1,575	$2,850	$3,150

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006

Discount Rate	6.00%	5.75%	6.00%	5.75%

Service Cost	$25	$30	$50	$60
Interest Cost	63	56	126	112
Expected Return on Plan Assets	N/A	N/A	N/A	N/A
Prior Service Cost Amortization	3	15	6	38
Net Loss Amortization	18	19	36	30
Net Periodic Benefit Cost	$109	$120	$218	$240

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of June 30, 2007, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$408
Standby Letters of Credit	$14

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

NOTE 11 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $7.3 million and $14.6 million, respectively, for the three and six months ended June 30, 2007, and $7.7 million and $15.1 million, respectively, for the comparable periods in 2006.  The Company’s comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  Changes in unrealized gains (losses), net of taxes, on securities totaled approximately ($585,000) and ($270,000), respectively, for the three and six months ended June, 2007, and ($576,000) and ($668,000), respectively, for the three and six months ended June 30, 2006.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the six months ended June 30, 2007 and 2006.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007		2006				2005
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$41,724	$41,514	$42,600	$42,512	$41,369	$39,412	$38,780	$36,889
Interest Expense	13,263	13,189	13,003	12,289	11,182	10,282	9,470	7,885
Net Interest Income	28,461	28,325	29,597	30,223	30,187	29,130	29,310	29,004
Provision for Loan Losses	1,675	1,237	460	711	121	667	1,333	376
Net Interest Income After Provision for Loan Losses	26,786	27,088	29,137	29,512	30,066	28,463	27,977	28,628
Noninterest Income	15,084	13,962	14,385	14,144	14,003	13,045	12,974	13,123
Merger Expense	-	-	-	-	-	-	24	180
Noninterest Expense	29,897	30,562	29,984	30,422	31,070	30,092	29,318	28,429
Income Before Provision for Income Taxes	11,973	10,488	13,538	13,234	12,999	11,416	11,609	13,142
Provision for Income Taxes	4082	3,531	4,688	4,554	4,684	3,995	4,150	4,565
Net Income	$7,891	$6,957	$8,850	$8,680	$8,315	$7,421	$7,459	$8,577
Net Interest Income (FTE)	$29,049	$28,898	$30,152	$30,745	$30,591	$29,461	$29,652	$29,329

Per Common Share:
Net Income Basic	$.43	$.38	$.48	$.47	$.44	$.40	$.40	$.46
Net Income Diluted	.43	.38	.48	.47	.44	.40	.40	.46
Dividends Declared	.175	.175	.175	.163	.163	.163	.163	.152
Diluted Book Value	16.87	16.97	17.01	17.18	16.81	16.65	16.39	16.17
Market Price:
High	33.69	35.91	35.98	33.25	35.39	37.97	39.33	38.72
Low	29.12	29.79	30.14	29.87	29.51	33.79	33.21	31.78
Close	31.34	33.30	35.30	31.10	30.20	35.55	34.29	37.71

Selected Average
Balances:
Loans	$1,944,969	$1,980,224	$2,003,719	$2,025,112	$2,040,656	$2,048,642	$2,062,775	$2,046,968
Earning Assets	2,187,236	2,211,560	2,238,066	2,241,158	2,278,817	2,275,667	2,279,010	2,250,902
Assets	2,511,252	2,530,790	2,557,357	2,560,155	2,603,090	2,604,458	2,607,597	2,569,524
Deposits	1,987,418	2,003,726	2,028,453	2,023,523	2,047,755	2,040,248	2,027,017	2,013,427
Shareowners’ Equity	309,352	316,484	323,903	318,041	315,794	311,461	306,208	300,931
Common Equivalent Shares:
Basic	18,089	18,409	18,525	18,530	18,633	18,652	18,624	18,623
Diluted	18,089	18,420	18,569	18,565	18,653	18,665	18,654	18,649

Ratios:
ROA	1.26%	1.11%	1.37%	1.35%	1.28%	1.16%	1.14%	1.32%
ROE	10.23%	8.91%	10.84%	10.83%	10.56%	9.66%	9.67%	11.31%
Net Interest Margin (FTE)	5.33%	5.29%	5.35%	5.45%	5.38%	5.25%	5.16%	5.17%
Efficiency Ratio	64.44%	67.90%	63.99%	64.35%	66.23%	67.20%	65.22%	63.60%

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies."  Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2007 compares with prior years. Throughout this section, Capital City Bank Group, Inc. and its subsidiary, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

In this MD&A, we present an operating efficiency ratio and operating net noninterest expense as a percent of average assets, both of which are not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provide important information regarding our results of operations.  Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and one-time merger expenses, by the sum of tax equivalent net interest income and noninterest income.  We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense excluding intangible amortization and one-time merger expenses from noninterest income.  Management uses these non-GAAP measures as part of its assessment of performance in managing noninterest expenses.  We believe that excluding intangible amortization and one-time merger expenses in our calculations better reflects our periodic expenses and is more indicative of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio –

	Six Months Ended June 30,
	2007	2006
Efficiency ratio	69.50%	70.22%
Effect of intangible amortization expense	(3.35)%	(3.52)%
Operating efficiency ratio	66.15%	66.70%

Reconciliation of operating net noninterest expense ratio –

	Six Months Ended June 30,
	2007	2006
Net noninterest expense as a percent of average assets	2.51%	2.64%
Effect of intangible amortization expense	(0.23)%	(0.24)%
Operating net noninterest expense as a percent of average assets	2.28%	2.40%

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 70 full-service offices located in Florida, Georgia, and Alabama.  The Bank also has mortgage lending offices in three additional Florida communities, and one Georgia community.  The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, securities brokerage and data processing services.

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

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2007 versus 2006 is provided below.

2007 Financial Performance Highlights –

•	Earnings of $7.9 million, down 5.1% and $14.8 million, down 5.6% for the three and six months ended June 30, 2007 as compared to the same periods in 2006.

•
Diluted earnings per share of $.43 for the second quarter of 2007 compared to $.44 for the comparable period in 2006, a decrease of 2.3%.  Earnings per diluted share for the six months ended June 30, 2007 of $.81 compared to $.84 for the same period in 2006, a decrease of 3.6%.

•	Decline in earnings for the three and six month periods reflects lower net interest income and higher credit costs partially offset by stronger noninterest income and lower operating expenses.

•	Taxable equivalent net interest income declined 5.0% and 3.5% for the three and six month periods, respectively, due to higher funding costs.

•
Loan loss provision increased $1.6 million and $2.1 million for the three and six month periods reflective of a higher level of required reserves during the periods, including both general and impaired loan reserves.

•	Noninterest income grew 7.7% and 7.4% for the three and six month periods, respectively, due primarily to higher deposit fees, retail brokerage fees, and card processing fees.

•	Noninterest expense declined 3.8% and 1.2% for the three and six month periods, respectively, due primarily to our continued focus on expense control and implementation of cost savings strategies.

•	We remain well-capitalized with a risk based capital ratio of 14.66%.

RESULTS OF OPERATIONS

Net Income

Earnings for the three and six months ended June 30, 2007 were $7.9 million, or $.43 per diluted share, and $14.8 million, or $.81 per diluted share, respectively.  This compared to $8.3 million or $.44 per diluted share and $15.7 million, or $.84 per diluted share in 2006.

The decline in earnings for the second quarter of 2007 of $424,000, or 5.1% was attributable to a reduction in net interest income of $1.7 million and a $1.6 million increase in the loan loss provision, partially offset by an increase in noninterest income of $1.1 million, a decrease in noninterest expense of $1.2 million, and a reduction in income taxes of $600,000.

The decline in earnings for the six month period of $888,000, or 5.6% reflects a $2.5 million decrease in net interest income and a $2.1 million increase in the loan loss provision, partially offset by higher noninterest income of $2.0 million, lower noninterest expense of $703,000, and a decline in income taxes of $1.1 million.

A condensed earnings summary is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Interest Income	$41,724	$41,369	$83,238	$80,781
Taxable Equivalent Adjustment(1)	589	404	1,162	735
Interest Income (FTE)	42,313	41,773	84,400	81,516
Interest Expense	(13,263)	(11,182)	(26,452)	(21,464)
Net Interest Income (FTE)	29,050	30,591	57,948	60,052
Provision for Loan Losses	(1,675)	(121)	(2,912)	(788)
Taxable Equivalent Adjustment	(589)	(404)	(1,162)	(735)
Net Interest Income After Provision	26,786	30,066	53,874	58,529
Noninterest Income	15,084	14,003	29,046	27,048
Merger Expense	-	-	-	-
Noninterest Expense	(29,897)	(31,070)	(60,459)	(61,162)
Income Before Income Taxes	11,973	12,999	22,461	24,415
Income Taxes	(4,082)	(4,684)	(7,613)	(8,679)
Net Income	$7,891	$8,315	$14,848	$15,736

Percent Change	(5.10)%	5.68%	(5.65)%	10.47%
Return on Average Assets(2)	1.26%	1.28%	1.19%	1.22%
Return on Average Equity(2)	10.23%	10.56%	9.57%	10.12%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  Second quarter of 2007 taxable-equivalent net interest income decreased $1.5 million, or 5.0%, over the comparable quarter in 2006.  During the first half of 2007, taxable-equivalent net interest income decreased $2.1 million, or 3.5%, respectively, over the first half of 2006.  The decrease in both periods reflects a higher level of interest expense driven by a rising cost of funds, partially offset by an improvement in our yield on earning assets, which was driven by a favorable repricing variance.

For the three month period ended June 30, 2007, taxable-equivalent interest income increased $0.5 million or 1.3%, over the comparable period in 2006. During the first half of 2007, taxable-equivalent interest income improved $2.9 million, or 3.5%, respectively, over the comparable period in 2006.  The increase is attributable to a favorable repricing variance in both our loan and securities portfolios, partially offset by the overall reduction in the level of earning assets, specifically, the loan portfolio.  The decline in the loan portfolio is attributable to the slowdown in real estate activity and, more specifically, the residential sector.  Earning asset yields improved 41 basis points to 7.76% in the second quarter of 2007 from 7.35% in the second quarter of 2006 and was slightly higher than the prior quarter of 7.71%.  The improvement is attributable to favorable repricing in a higher interest rate environment.  We anticipate that our income on earning assets will decrease during the third quarter due to the lower level of earning assets and an unfavorable shift in mix driven by the loan portfolio.

Interest expense for the three and six month periods ended June 30, 2007 increased $2.1 million, or 18.6% and $5.0 million, or 23.2%, respectively, from the comparable prior year periods.  The increase is attributable to higher rates paid on interest bearing deposits and a change in mix to higher rate accounts, partially offset by a decrease in long-term debt costs.  The decline in long-term borrowings reflects maturing Federal Home Loan Bank (“FHLB”) advances throughout 2006 which were not renewed.  The average rate paid on interest bearing liabilities of 3.12% in the second quarter of 2007 represents an increase of 54 and 1 basis points, respectively, over the second quarter of 2006 and first quarter of 2007.  We anticipate the rate of growth in our average cost of funds will continue to slow in the third quarter.

Our interest rate spread (defined as the average fully taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.72% in the first half of 2006 to 4.62% in the comparable period of 2007, reflecting the higher costs of funds.

Our net yield on earning assets (defined as fully taxable-equivalent net interest income divided by average earning assets) was 5.33% and 5.31%, respectively, for the three and six month periods of 2007, versus 5.38% and 5.31%, respectively, for the comparable periods in 2006.  The second quarter margin decrease is primarily attributable to higher costs of funds.    Current market conditions, including overall loan activity, a flat yield curve and robust competition will continue to place pressure on net interest income during the third quarter.

Provision for Loan Losses

The provision for loan losses was $1.7 million and $2.9 million, respectively, for the three and six month periods ended June 30, 2007, compared to $121,000 and $788,000 for the same periods in 2006.  The increase in the provision for both periods was due to a higher level of required reserves.  For the three month period, the provision was impacted by a higher level of required reserves for impaired loans, primarily attributable to one $5.7 million commercial real estate project located on Florida’s west coast, for which a reserve of $927,000 is maintained.  The increase in the provision for the six month period generally reflects a higher level of required reserves (both general and impaired reserves) for the period.

Net charge-offs totaled $1.3 million, or .27% of average loans for the second quarter of 2007 compared to $136,000, or .03% for the second quarter of 2006.  For the six month period ended June 30, 2007, net charge-offs totaled $2.7 million, or .27% of average loans compared to $934,000 or .09% of average loans for the comparable period in 2006.  At quarter-end the allowance for loan losses was .91% of outstanding loans (net of overdrafts) and provided coverage of 194% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
CHARGE-OFFS
Commercial, Financial and Agricultural	$253	$144	$813	$466
Real Estate – Construction	-	-	108	-
Real Estate – Commercial	5	-	331	291
Real Estate – Residential	992	23	1,059	46
Consumer	534	448	1,295	1,038
Total Charge-offs	1,784	615	3,606	1,841

RECOVERIES
Commercial, Financial and Agricultural	47	63	83	126
Real Estate – Construction	-	-	-	-
Real Estate – Commercial	5	2	10	4
Real Estate – Residential	26	2	27	8
Consumer	392	412	826	769
Total Recoveries	470	479	946	907

Net Charge-offs	$1,314	$136	$2,660	$934

Net Charge-offs (Annualized) as a
Percent of Average Loans Outstanding,
Net of Unearned Interest	.27%	.03%	.27%	.09%

Noninterest Income

Noninterest income increased $1.1 million, or 7.7%, and $2.0 million, or 7.4%, respectively, over the comparable three and six month periods in 2006.  The increase in both periods was primarily due to higher deposit fees, retail brokerage fees, and card processing.

Noninterest income represented 34.6% and 33.8% of operating revenue, respectively, for the three and six month periods of 2007 compared to 31.7% and 31.3%, respectively, for the same periods in 2006.  The improvement reflects both the aforementioned increase in noninterest income and the lower level of net interest income contribution.

The table below reflects the major components of noninterest income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Noninterest Income:
Service Charges on Deposit Accounts	$6,442	$6,096	$12,487	$11,776
Data Processing	790	703	1,505	1,340
Fees for Trust Services	1,175	1,155	2,400	2,205
Retail Brokerage Fees	804	502	1,266	985
Invest Sec Gain (Losses)	-	(4)	7	(4)
Mortgage Banking Revenues	850	903	1,529	1,624
Merchant Service Fees	1,892	1,793	3,828	3,518
Interchange Fees	951	788	1,861	1,464
ATM/Debit Card Fees	661	627	1,302	1,226
Other	1,519	1,440	2,861	2,914

Total Noninterest Income	$15,084	$14,003	$29,046	$27,048

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $345,000, or 5.7%, and $711,000, or 6.0%, respectively, over the comparable three and six month periods in 2006.  The increase reflects a higher level of overdraft and nonsufficient funds activity and an increase in fees for deposit accounts initiated during the second quarter of 2007.

Asset Management Fees.  Income from asset management activities increased $20,000, or 1.7%, and $195,000, or 8.8%, respectively, over the comparable three and six month periods in 2006.  The improvement for both periods is primarily due to an increase in new business within existing and new markets and improved asset valuations.  At June 30, 2007, assets under management totaled $767.8 million, representing an increase of $82.8 million, or 12.1% from the comparable period in 2006.

Retail Brokerage Fees.  Income from retail brokerage activities increased $303,000, or 60.4%, and $281,000, or 28.6%, respectively, from the comparable three and six month periods in 2006.  The improvement for both periods reflects a higher level of activity by existing clients, increased staffing and improvement in the internal referral system, each of which enhanced sales production.

Mortgage Banking Revenues.  Mortgage banking revenues decreased $52,000, or 5.8%, and $94,000, or 5.8%, respectively, from the comparable three and six month periods in 2006.  The decrease is due to lower production, which is generally reflective of the local and national trend of a slower housing market.

Card Fees.  Card processing fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $296,000, or 9.2%, and $783,000, or 12.6%, respectively, over the comparable three and six periods in 2006.  The increase in merchant service fees is primarily due to higher transaction volume reflective of growth in merchant accounts.  Higher interchange fees and ATM/debit card fees reflect an increase in our active card base primarily associated with growth in transaction deposit accounts.

Noninterest Expense

Noninterest expense decreased $1.2 million, or 3.8%, and $703,000, or 1.2%, respectively, over the comparable three and six month periods in 2006.  For the three month period, lower expense for compensation ($212,000), advertising ($249,000), training ($158,000), and travel and entertainment ($85,000) were the primary reasons for the decrease.  For the six month period, the decrease was primarily attributable to lower expense for advertising ($384,000), travel and entertainment ($126,000), printing and supplies ($179,000) and telephone ($127,000).  The decline in expense for advertising, training, travel and entertainment, printing and supplies, and telephone reflects the strengthening of cost control procedures and implementation of cost savings strategies.

The table below reflects the major components of noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Noninterest Expense:
Salaries	$12,286	$11,444	$24,629	$23,159
Associate Benefits	2,706	3,760	6,082	7,475
Total Compensation	14,992	15,204	30,711	30,634

Premises	2,324	2,358	4,560	4,581
Equipment	2,494	2,661	4,843	5,161
Total Occupancy	4,818	5,019	9,403	9,742

Legal Fees	429	445	935	962
Professional Fees	872	865	1,864	1,618
Processing Services	622	419	1,004	854
Advertising	1,004	1,253	1,868	2,252
Travel and Entertainment	400	485	745	871
Printing and Supplies	584	670	1,098	1,277
Telephone	536	588	1,083	1,210
Postage	309	321	649	602
Intangible Amortization	1,458	1,536	2,917	3,066
Interchange Fees	1,573	1,546	3,242	3,040
Courier Service	247	327	524	657
Miscellaneous	2,053	2,392	4,416	4,377

Total Noninterest Expense	$29,897	$31,070	$60,459	$61,162

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefits expense decreased $212,000, or 1.4% for the three months ended June 30, 2007 and increased $77,000, or .25% for the six month period.  For both periods, increases in associate salaries of $893,000, or 8.5% and $1.5 million, or 7.1% were offset by decreased associate benefit expense of $1.1 million and $1.4 million, respectively.  The higher level of associate salaries primarily reflects merit and market salary adjustments for associates and officers.  The lower level of associate benefit expense is attributable to a reduction in the projected payout under our stock compensation plans, including both the Associate Incentive Plan for 2007 and our Project 2010 associate stock award for which the expense accrual was adjusted to reflect a revision to the performance target date.

Occupancy.  Occupancy expense (including premises and equipment) decreased $201,000, or 4.0%, and $338,000, or 3.5%, respectively from the comparable three and six month periods in 2006.  For both periods, the decline is attributable to lower expense for maintenance and repairs (building) and depreciation expense.  The decrease in maintenance and repair expense reflects improved approval and monitoring procedures for this activity.  The lower depreciation expense primarily reflects the full depreciation of several larger fixed assets, including both premises and components of our core processing system.

Other.  Other noninterest expense decreased $760,000, or 7.0%, and $441,000, or 2.1%, respectively from the three and six month periods in 2006.  Lower expense for advertising, travel and entertainment, printing and supplies, training, and telephone drove the decline for both periods.  All of the aforementioned decreases are reflective of improved cost control procedures and other cost saving strategies initiated in the second half of 2006.

Operating net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization and one-time merger expenses) as a percent of average assets was 2.28% for the first half of 2007 compared to 2.40% for the same period in 2006.  Our operating efficiency ratio (noninterest expense, excluding intangible amortization and one-time merger expenses, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 66.15% for the first half of 2007 compared to 66.70% for the same period in 2006.  The improvement in both of these metrics reflects growth in noninterest income and improved control of operating expenses.

Income Taxes

The provision for income taxes decreased $602,000, or 12.9% and $1.1 million, or 12.3%, respectively, from the comparable three and six month periods in 2006, reflecting lower taxable income.  Our effective tax rate for the three and six months ended June 30, 2007 was 34.09% and 33.89% compared to 36.04% and 35.55% for the same periods in 2006.  The decrease in the effective tax rate for both periods is primarily attributable to: 1) a higher level of tax-free loan and securities income, 2) full amortization of certain deferred taxes related to a purchase accounting adjustment from a prior acquisition, and 3) the favorable impact of disallowed interest payments for an FHLB advance.

FINANCIAL CONDITION

Average assets decreased $46.1 million, or 1.80%, to $2.511 billion for the quarter-ended June 30, 2007 and from $2.557 billion in the fourth quarter of 2006.  Average earning assets of $2.187 billion decreased $50.8 million, or 2.27%, from the fourth quarter of 2006.  We discuss these variances in more detail below.

Funds Sold

We ended the second quarter with $38.3 million in average net overnight funds sold, compared to $26.1 million net overnight funds sold in the fourth quarter of 2006.  The improvement is reflective of the decline in the loan portfolio partially offset by the decline in deposits, both of which are discussed in further detail below.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of June 30, 2007, the average investment portfolio decreased $1.3 million, or .67%, from the fourth quarter of 2006.  We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2007, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At June 30, 2007 and December 31, 2006, shareowners’ equity included a net unrealized loss of $1.1 million and $834,000, respectively.  The increase in the unrealized loss is attributable to higher interest rates.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the we have has the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Loans

Average loans for the second quarter decreased $58.8 million, or 2.93%, from the fourth quarter, due to a general slowing of lending activity within Bank markets, and a high level of principal pay-downs and pay-offs, including the pay-off of several larger commercial loans.  Loan production and the pipeline improved slightly from the first quarter, but the continued high level of pay-downs and pay-offs from larger commercial and commercial real estate loans has more than offset new production resulting in a net decline in the portfolio.

Nonperforming Assets

Our nonperforming loans were $9.0 million at June 30, 2007 compared to $8.0 million at December 31, 2006.  As a percent of nonperforming loans, the allowance for loan losses represented 194% at June 30, 2007 and 214% at December 31, 2006.  Nonperforming loans include nonaccruing and restructured loans.  Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.1 million at June 30, 2007 versus $0.7 million at December 31, 2006.  The ratio of nonperforming assets as a percent of loans plus other real estate was .52% at June 30, 2007, compared to .44% at December 31, 2006, evidencing a decline in this credit quality metric during the quarter driven primarily by the higher level of nonaccrual loans.  Strong loan monitoring procedures are in place which allows us to timely identify problem assets, develop effective collection plans, and limit loss exposure.  We believe that the current level of nonperforming assets  compares favorably to our peer group.

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

The allowance for loan losses at June 30, 2007 was $17.5 million, compared to $17.2 million at December 31, 2006.  At June 30, 2007, the allowance represented 0.91% of outstanding loans (net of overdrafts) and provided coverage of 194% of nonperforming loans, compared to 0.86% and 214%, respectively at December 31, 2006.  While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence.  It is management’s opinion that the allowance at June 30, 2007 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average deposits for the second quarter decreased $41.0 million, or 2.02% from the fourth quarter of 2006 due primarily to a reduction in demand deposit account balances of $26.4 million and a decline in certificates of deposit of $10.0 million, or 2.07%.  The decline in demand deposit accounts reflects a seasonal variance in public fund and tax deposit balances which typically spike at year-end, and the disintermediation that generally occurs when market rates increase.  The decline in certificates of deposit reflects our efforts to balance our funding strategy with investment opportunities and, given the current operating environment, an unwillingness to compete aggressively for high cost deposits.

The ratio of average noninterest bearing deposits to total deposits was 22.7% for the second quarter of 2007, compared to 23.7% for the fourth quarter of 2006.  For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.8% and 76.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

General.  Liquidity for a banking institution is the availability of funds to meet increased loan demand, excessive deposit withdrawals, and the payment of other contractual cash obligations.  Management monitors our financial position in an effort to ensure we have ready access to sufficient liquid funds to meet normal transaction requirements and take advantage of investment opportunities and cover unforeseen liquidity demands.  In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, our bank lines of credit, approved lines for the purchase of federal funds by CCB and FHLB advances.

Average liquidity, defined as funds sold and interest bearing deposits with other banks, for the second quarter of 2007 was $52.9 million compared to $43.7 million in the fourth quarter of 2006.  The increase reflects the aforementioned decline in the loan portfolio, partially offset by a decline in deposit balances.  Liquidity was further impacted by share repurchase activity, an activity which management expects to continue in the third quarter.  Share repurchase activity for the first half of 2007 is discussed in more detail below.

Borrowings.  At June 30, 2007, we had $50.8 million in borrowings outstanding to the FHLB consisting of 34 notes.  For the first six months of the year, the Bank made FHLB advance payments totaling approximately $6.4 million and obtained one new FHLB advance for $1.7 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Contractual Cash Obligations.  We maintain certain contractual arrangements to make future cash payments.  The table below details those future cash payment obligations as of June 30, 2007.  Payments for borrowings do not include interest.  Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due By Period
(Dollars in Thousands)	1 Year or Less	1 – 3 Years	4 – 5 Years	After 5 Years	Total
Federal Home Loan Bank Advances	$11,325	$17,151	$5,441	$16,886	$50,803
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	725	2,638	2,071	6,071	11,505
Total Contractual Cash Obligations	$12,050	$19,789	$7,512	$85,844	$125,195

Capital

Equity capital was $301.4 million as of June 30, 2007 compared to $315.8 million as of December 31, 2006.  Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position.  The leverage ratio was 11.14% at June 30, 2007 compared to 11.30% at December 31, 2006.  Further, the risk-adjusted capital ratio of 14.66% at June 30, 2007 exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.  As allowed by the Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Dividends declared and paid during the first six months of 2007 totaled $.3500 per share compared to $.3250 per share for the first six months of 2006, an increase of 7.7%.  The dividend payout ratios for the six months of 2007 and 2006 were 42.85% and 38.37%, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  At June 30, 2007, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first six months of 2007, shareowners’ equity decreased $14.3 million, or 9.1%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $14.8 million, the issuance of common stock of $0.5 million, stock-based compensation accretion of $0.1 million, and a miscellaneous adjustment to retained earnings of $0.3 million related to the correction of a SAB No. 108 entry made in 2006.  Equity was reduced by dividends paid during the first six months of the year by $6.5 million, or $.3500 per share, the repurchase/retirement of common stock of $23.2 million, and an increase in the net unrealized loss on available-for-sale securities of $0.3 million.  At June 30, 2007, our common stock had a book value of $16.87 per diluted share compared to $17.01 at December 31, 2006.

Our Board of Directors has authorized the repurchase of up to 2,171,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 1,594,380 shares at an average purchase price of $24.78 per share.  We repurchased 428,442 shares of our common stock in the second quarter of 2007 at an average purchase price of $31.36 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2007, we had $408.5 million in commitments to extend credit and $14.3 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.  In the event these commitments require funding in excess of historical levels, management believes current liquidity, available lines of credit from the FHLB, and investment security maturities provide a sufficient source of funds to meet these commitments.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments."  SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS 155 (i) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 became effective on January 1, 2007, and did not have a significant impact on our financial statements.

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

Financial Accounting Standards Board Interpretations

In July 2006, the FASB issued FIN 48 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  FIN 48 became effective for us in the first quarter of 2007 and did not have a material impact on our consolidated financial statements.

Emerging Issues Task Force

In March 2007, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”) or Accounting Principles Board Opinion No. 12 (“APB 12”), as well as recognize an asset based on the substance of the arrangement with the employee.  Issue 06-10 is effective for fiscal years beginning after December 15, 2007 with early application permitted.  The Company is in the process of reviewing the potential impact of Issue 06-10.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“Issue 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106 or APB 12.  In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee.  Issue 06-4 is effective for fiscal years beginning after December 15, 2007 with early application permitted.  The Company is in the process of reviewing the potential impact of Issue 06-4.

TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

	Three Months Ended June 30,						Six Months Ended June 30,
	2007			2006			2007			2006
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,944,969	$39,300	8.10%	$2,040,656	$39,059	7.68%	$1,962,499	$78,564	8.07%	$2,044,627	$76,498	7.54%
Taxable Investment Securities	105,425	1,236	4.68	114,521	1,233	4.30	106,894	2,499	4.68	116,278	2,323	3.99
Tax-Exempt Investment Securities(2)	83,907	1,088	5.19	74,862	895	4.78	83,270	2,127	5.11	67,158	1,570	4.67
Funds Sold	52,935	689	5.15	48,778	586	4.75	46,669	1,210	5.16	49,188	1,125	4.56
Total Earning Assets	2,187,236	42,313	7.76	2,278,817	41,773	7.35	2,199,332	84,400	7.73	2,277,251	81,516	7.21
Cash & Due From Banks	88,075			99,830			88,376			104,841
Allowance for Loan Losses	(17,263)			(17,443)			(17,169)			(17,512)
Other Assets	253,204			241,886			250,428			239,190
TOTAL ASSETS	$2,511,252			$2,603,090			$2,520,967			$2,603,770

LIABILITIES
NOW Accounts	$541,525	$2,611	1.93%	$510,088	$1,664	1.31%	$546,884	$5,237	1.93%	$510,178	$3,110	1.23%
Money Market Accounts	393,403	3,458	3.53	363,754	2,642	2.91	390,088	6,885	3.56	353,759	4,940	2.82
Savings Accounts	122,560	74	0.24	136,168	67	0.20	123,982	152	0.25	137,906	130	0.19
Other Time Deposits	474,761	4,955	4.19	518,679	4,343	3.36	477,845	9,824	4.15	520,314	8,258	3.20
Total Int. Bearing Deposits	1,532,249	11,098	2.91	1,528,689	8,716	2.29	1,538,799	22,098	2.90	1,522,157	16,438	2.18
Short-Term Borrowings	66,764	737	4.41	82,846	776	3.75	67,832	1,498	4.44	88,326	1,600	3.64
Subordinated Notes Payable	62,887	932	5.94	62,887	926	5.91	62,887	1,858	5.96	62,887	1,852	5.94
Other Long-Term Borrowings	42,284	496	4.71	63,597	764	4.82	42,708	998	4.71	66,763	1,574	4.75
Total Int. Bearing Liabilities	1,704,184	13,263	3.12	1,738,019	11,182	2.58	1,712,226	26,452	3.11	1,740,133	21,464	2.49
Noninterest Bearing Deposits	455,169			519,066			456,728			521,865
Other Liabilities	42,547			30,211			39,115			28,132
TOTAL LIABILITIES	2,201,900			2,287,296			2,208,069			2,290,130

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	309,352			315,794			312,898			313,640

TOTAL LIABILITIES & EQUITY	$2,511,252			$2,603,090			$2,520,967			$2,603,770

Interest Rate Spread			4.64			4.77			4.62			4.72
Net Interest Income		$29,050			$30,591			$57,948			$60,052
Net Interest Margin(3)			5.33%			5.38%			5.31%			5.31%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $743,000 and $1.6 million, for the three and six months ended June 30, 2007, versus $979,000 and $1.9 million for the comparable periods ended June 30, 2006.

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

Our financial assets and liabilities are classified as other-than-trading.  An analysis of the other-than-trading financial components including the fair values, are presented in Table II.  This table presents our consolidated interest rate sensitivity position as of June 30, 2007 based upon certain assumptions as set forth in the Notes to the Table.  The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates.  The asset and liability values presented in Table II may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Other Than Trading Portfolio)

	As of June 30, 2007
(Dollars in Thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Loans
Fixed Rate	$290,441	$153,678	$113,323	$43,814	$23,088	$18,066	$642,410	$659,954
Average Interest Rate	6.62%	7.94%	7.96%	7.96%	7.84%	6.91%	7.32%
Floating Rate(2)	1,024,395	155,060	80,273	7,904	6,807	13,871	1,288,310	1,323,484
Average Interest Rate	7.06%	7.40%	7.84%	7.90%	7.92%	8.14%	7.17%
Investment Securities(3)
Fixed Rate	74,072	64,657	33,624	10,584	2,905	2,842	188,684	188,683
Average Interest Rate	3.14%	4.14%	4.06%	4.17%	4.84%	5.24%	3.76%
Floating Rate	998	-	-	-	-	-	998	998
Average Interest Rate	5.19%	-	-	-	-	-	5.19%
Other Earning Assets
Floating Rate	77,297	-	-	-	-	-	77,297	77,297
Average Interest Rate	5.25%	-	-	-	-	-	5.25%
Total Financial Assets	$1,467,203	$373,395	$227,220	$62,302	$32,800	$34,779	$2,197,699	$2,250,416
Average Interest Rate	6.68%	7.06%	7.34%	7.31%	7.59%	7.26%	6.85%

Deposits(4)
Fixed Rate Deposits	$398,064	$52,827	$16,026	$3,582	$1,775	$281	$472,555	$401,297
Average Interest Rate	4.28%	4.32%	4.21%	4.04%	3.95%	4.80%	4.28%
Floating Rate Deposits	1,080,050	-	-	-	-	-	1,080,050	1,080,050
Average Interest Rate	2.36%	-	-	-	-	-	2.36%
Other Interest Bearing
Liabilities
Fixed Rate Debt	4,805	13,701	3,357	3,109	3,156	13,149	41,277	41,027
Average Interest Rate	4.61%	4.42%	4.81%	4.93%	4.98%	4.93%	4.72%
Floating Rate Debt	74,307	-	62,887	-	-	-	137,194	137,326
Average Interest Rate	3.81%	-	5.89	-%	-%	-	4.76%
Total Financial Liabilities	$1,557,226	$66,528	$82,270	$6,691	$4,931	$13,430	$1,731,076	$1,659,700
Average interest Rate	2.93%	4.34%	5.52%	4.45%	4.61%	4.93%	3.13%

(1)	Based upon expected cash flows, unless otherwise indicated.

(2)	Based upon a combination of expected maturities and repricing opportunities.

(3)	Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4)
Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits in Year 1. Other time deposit balances are classified according to maturity.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2007, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

PART II.	CONTROLS AND PROCEDURES

Item 1.	Legal Proceedings

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

April 1, 2007 to April 30, 2007	11,728	$30.70	1,177,666	994,209
May 1, 2007 to May 31, 2007	299,262	31.37	1,476,928	694,947
June 1, 2007 to June 30, 2007	117,452	31.41	1,594,380	577,495
Total	428,442	$31.36	1,594,380	577,495

(1)
This balance represents the number of shares that were repurchased through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on March 30, 2000, and modified by our Board on January 24, 2002 and March 22, 2007, under which we were authorized to repurchase up to 2,171,875 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  There is no predetermined expiration date for the Program.  No shares are repurchased outside of the Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Capital City Bank Group, Inc. was held on April 24, 2007.  Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.  The following summarizes all matters voted upon at this meeting.

1.	The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at the 2010 annual meeting:	For	Against/Withheld
Cader Cox	15,307,195	69,957
McGrath Keen, Jr.	15,307,666	69,486
Ruth Knox	15,311,809	65,343
William G. Smith, Jr.	15,068,465	308,687

2.	The shareowners ratified the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2007. The number of votes cast were as follows:

                                   Against/         Abstentions/
           For                  Withheld       Broker Non-Vote
           15,355,816         2,225                  19,111

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer

Date: August 9, 2007