Form 10-Q
period 2007-09-30
CAPITAL CITY BANK GROUP INC
filed 2007-11-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

At October 31, 2007, 17,560,064 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 as well as:

▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	our need and our ability to incur additional debt or equity financing;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions;
▪	the effects of harsh weather conditions, including hurricanes;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the frequency and magnitude of foreclosure of our loans;
▪	effect of changes in the real estate market, stock market and other capital markets;
▪	legislative or regulatory changes;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIODS ENDED SEPTEMBER 30
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Thousands, Except Per Share Data)	2007	2006	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$38,692	$40,260	$116,838	$116,570
Investment Securities:
U.S. Treasury	143	132	425	310
U.S. Govt. Agencies	906	929	2,762	2,672
States and Political Subdivisions	743	650	2,127	1,672
Other Securities	176	203	536	606
Funds Sold	639	338	1,849	1,463
Total Interest Income	41,299	42,512	124,537	123,293

INTEREST EXPENSE
Deposits	11,266	9,985	33,364	26,423
Short-Term Borrowings	734	753	2,232	2,352
Subordinated Notes Payable	936	936	2,794	2,789
Other Long-Term Borrowings	453	615	1,451	2,189
Total Interest Expense	13,389	12,289	39,841	33,753

NET INTEREST INCOME	27,910	30,223	84,696	89,540
Provision for Loan Losses	1,552	711	4,464	1,499
Net Interest Income After Provision For Loan Losses	26,358	29,512	80,232	88,041

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,387	6,450	18,874	18,226
Data Processing	775	673	2,280	2,014
Asset Management Fees	1,200	1,215	3,600	3,420
Securities Transactions	-	-	7	(4)
Mortgage Banking Revenues	642	824	2,171	2,448
Other	5,427	4,982	16,545	15,089
Total Noninterest Income	14,431	14,144	43,477	41,193

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,096	15,277	45,807	45,912
Occupancy, Net	2,409	2,354	6,969	6,935
Furniture and Equipment	2,513	2,492	7,356	7,652
Intangible Amortization	1,459	1,536	4,376	4,601
Other	8,442	8,763	25,870	26,484
Total Noninterest Expense	29,919	30,422	90,378	91,584

INCOME BEFORE INCOME TAXES	10,870	13,234	33,331	37,650
Income Taxes	3,699	4,554	11,312	13,234

NET INCOME	$7,171	$8,680	$22,019	$24,416

Basic Net Income Per Share	$.41	$.47	$1.22	$1.31
Diluted Net Income Per Share	$.41	$.47	$1.22	$1.31

Average Basic Shares Outstanding	17,709,119	18,529,926	18,066,393	18,604,488
Average Diluted Share Outstanding	17,719,436	18,564,932	18,076,916	18,627,167

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2007, DECEMBER 31, 2006, AND SEPTEMBER 30, 2006
(Unaudited)

(Dollars In Thousands, Except Share Data)	September 30, 2007	December 31, 2006	September 30, 2006
ASSETS
Cash and Due From Banks	$91,378	$98,769	$100,781
Funds Sold and Interest Bearing Deposits	19,599	78,795	35,631
Total Cash and Cash Equivalents	110,977	177,564	136,412

Investment Securities, Available-for-Sale	184,609	191,894	190,617

Loans, Net of Unearned Interest	1,903,888	1,999,721	2,009,459
Allowance for Loan Losses	(18,001)	(17,217)	(17,311)
Loans, Net	1,885,887	1,982,504	1,992,148

Premises and Equipment, Net	95,816	86,538	84,915
Goodwill	84,811	84,811	84,810
Other Intangible Assets	15,215	19,591	21,076
Other Assets	62,611	55,008	48,895
Total Assets	$2,439,926	$2,597,910	$2,558,873

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$419,242	$490,014	$506,331
Interest Bearing Deposits	1,518,171	1,591,640	1,542,908
Total Deposits	1,937,413	2,081,654	2,049,239

Short-Term Borrowings	63,817	65,023	54,171
Subordinated Notes Payable	62,887	62,887	62,887
Other Long-Term Borrowings	29,725	43,083	43,701
Other Liabilities	47,031	29,493	29,833
Total Liabilities	2,140,873	2,282,140	2,239,831

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,628,499, 18,518,398, and 18,532,104 shares issued and outstanding at September 30, 2007, December 31, 2006, and September 30, 2006, respectively	176	185	185
Additional Paid-In Capital	50,789	80,654	80,938
Retained Earnings	255,876	243,242	238,870
Accumulated Other Comprehensive Loss, Net of Tax	(7,788)	(8,311)	(951)
Total Shareowners' Equity	299,053	315,770	319,042
Total Liabilities and Shareowners' Equity	$2,439,926	$2,597,910	$2,558,873

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC. (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2006	$186	$83,304	$223,532	$(1,246)	$305,776
Comprehensive Income:
Net Income	-	-	24,416	-
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	295
Total Comprehensive Income	-	-	-	-	24,711
Cash Dividends ($.3250 per share)	-	-	(9,078)	-	(9,078)
Stock Performance Plan Compensation	-	1,504	-	-	1,504
Issuance of Common Stock	1	969	-	-	970
Repurchase of Common Stock	(2)	(4,839)	-	-	(4,841)

Balance, September 30, 2006	$185	$80,938	$238,870	$(951)	$319,042

Balance, January 1, 2007	$185	$80,654	$243,242	$(8,311)	$315,770
Comprehensive Income:
Net Income	-	-	22,019	-
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	523
Total Comprehensive Income	-	-	-	-	22,542
Cash Dividends ($.5250 per share)	-	-	(9,608)	-	(9,608)
Miscellaneous - Other	-	-	223	-	223
Stock Performance Plan Compensation	-	135	-	-	135
Issuance of Common Stock	1	544	-	-	545
Repurchase of Common Stock	(10)	(30,544)	-	-	(30,554)

Balance, September 30, 2007	$176	$50,789	$255,876	$(7,788)	$299,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

(Dollars in Thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,019	$24,416
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	4,464	1,499
Depreciation	4,673	5,251
Net Securities Amortization	226	480
Amortization of Intangible Assets	4,376	4,601
Securities Transactions	(7)	4
Origination of Loans Held-for-Sale	(132,961)	(144,719)
Proceeds From Sales of Loans Held-for-Sale	136,973	148,330
Net Gain From Sales of Loans Held-for-Sale	(2,171)	(2,448)
Non-Cash Compensation	135	1,504
Deferred Income Taxes	549	3,704
Net (Increase) Decrease in Other Assets	(5,443)	4,225
Net Increase in Other Liabilities	16,854	2,359
Net Cash Provided By Operating Activities	49,687	49,206

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(35,405)	(95,807)
Sales	-	283
Payments, Maturities, and Calls	43,292	75,872
Net Decrease in Loans	88,212	54,636
Purchase of Premises & Equipment	(14,394)	(16,634)
Proceeds From Sales of Premises & Equipment	443	286
Net Cash Provided By Investing Activities	82,148	18,636

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(144,241)	(30,108)
Net Decrease in Short-Term Borrowings	(1,580)	(29,209)
Decrease in Other Long-Term Borrowings	(8,499)	(9,811)
Repayment of Other Long-Term Borrowings	(4,485)	(15,711)
Dividends Paid	(9,608)	(9,078)
Repurchase of Common Stock	(30,554)	(4,841)
Issuance of Common Stock	545	969
Net Cash Used In Provided By Financing Activities	(198,422)	(97,789)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(66,587)	(29,947)

Cash and Cash Equivalents at Beginning of Period	177,564	166,359
Cash and Cash Equivalents at End of Period	$110,977	$136,412

Supplemental Disclosure:
Interest Paid on Deposits	$33,222	$26,051
Interest Paid on Debt	$6,540	$7,523
Taxes Paid	$8,643	$11,530
Loans Transferred to Other Real Estate	$2,828	$638
Issuance of Common Stock as Non-Cash Compensation	$1,159	$1,504
Transfer of Current Portion of Long-Term Borrowings to Short-Term Borrowings	$10,199	$13,061

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2007, December 31, 2006, and September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,146	$48	$-	$12,194
U.S. Government Agencies	53,124	147	185	53,086
States and Political Subdivisions	86,183	9	329	85,863
Mortgage-Backed Securities	21,364	55	297	21,122
Other Securities(1)	12,307	37	-	12,344
Total Investment Securities	$185,124	$296	$811	$184,609

	December 31, 2006
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,098	$16	$49	$12,065
U.S. Government Agencies	61,619	37	593	61,063
States and Political Subdivisions	83,621	16	415	83,222
Mortgage-Backed Securities	23,244	23	371	22,896
Other Securities(1)	12,648	-	-	12,648
Total Investment Securities	$193,230	$92	$1,428	$191,894

(1)	Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2007	December 31, 2006
Commercial, Financial and Agricultural	$205,628	$229,327
Real Estate-Construction	145,343	179,072
Real Estate-Commercial	631,418	643,885
Real Estate-Residential	485,612	531,968
Real Estate-Home Equity	183,620	173,597
Real Estate-Loans Held-for-Sale	3,615	4,170
Consumer	248,652	237,702
Loans, Net of Unearned Interest	$1,903,888	$1,999,721

Net deferred fees included in loans at September 30, 2007 and December 31, 2006 were $1.4 million and $1.5 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month periods ended September 30 was as follows:

(Dollars in Thousands)	2007	2006
Balance, Beginning of Period	$17,217	$	$ 17,410
Provision for Loan Losses	4,464		1,499
Recoveries on Loans Previously Charged-Off	1,465		1,309
Loans Charged-Off	(5,145)		(2,907)
Balance, End of Period	$18,001	$	$ 17,311

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	September 30, 2007		December 31, 2006
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$17,595	$3,375	$6,085	$2,255
Without Related Valuation Allowance	5,558	-	4,574	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $100.0 million and $104.4 million at September 30, 2007 and December 31, 2006, respectively.  Intangible assets were as follows:

	September 30, 2007		December 31, 2006
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$33,188	$47,176	$28,955
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	640	1,867	497
Total Intangible Assets	$133,854	$33,828	$133,854	$29,452

Net Core Deposit Intangibles:  As of September 30, 2007 and December 31, 2006, the Company had net core deposit intangibles of $14.0 million and $18.2 million, respectively.  Amortization expense for the first nine months of 2007 and 2006 was $4.2 million.  Estimated annual amortization expense is $5.7 million.

Goodwill:  As of September 30, 2007 and December 31, 2006, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”).

Other:  As of September 30, 2007 and December 31, 2006, the Company had a customer relationship intangible, net of accumulated amortization, of $1.2 million and $1.4 million, respectively.  This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first nine months of 2007 and 2006 was $143,000.  Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 2007 and December 31, 2006 was as follows:

(Dollars in Thousands)	September 30, 2007	December 31, 2006
NOW Accounts	$530,619	$599,433
Money Market Accounts	399,578	384,568
Savings Deposits	115,955	125,500
Other Time Deposits	472,019	482,139
Total Interest Bearing Deposits	$1,518,171	$1,591,640

NOTE 7 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"), on January 1, 2007.  There was no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company had unrecognized tax benefits of approximately $2.3 million at September 30, 2007, all of which, if recognized, would affect the effective tax rate.  In addition, interest and penalties associated with these unrecognized tax benefits was approximately $244,000.

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

On January 1, 2006, the Company adopted SFAS 123R “Share-Based Payment” (Revised).  The Company continues to include the cost of its share-based compensation plans in net income under the fair value method.

As of September 30, 2007, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the nine months ended September 30, 2007 and 2006 was approximately $135,000 and $1.5 million, respectively.

AIP.  The Company's AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the AIP, the Company adopted the Stock-Based Incentive Plan (the "Incentive Plan"), effective January 1, 2006, which is a performance-based equity bonus plan for selected members of management, including all executive officers.  Under the Incentive Plan, all participants are eligible to earn an equity award, in the form of performance shares, on an annual basis.  Annual awards are tied to an internally established annual earnings target.  The grant-date fair value of an annual compensation award is approximately $1.5 million.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 43,437 shares are eligible for issuance annually.

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

The Company did not recognize any expense for the first nine months of 2007 related to the Incentive Plan as the Company’s performance did not achieve the earnings performance goal.  The Company recognized expense of $1.1 million for the first nine months of 2006 for the Incentive Plan.  A total of 875,000 shares of common stock have been reserved for issuance under the AIP.  To date, the Company has issued 60,892 shares of common stock under the AIP.

Executive Stock Option Agreement.  In 2006 and 2005, under the provisions of the AIP, the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  Similar stock option agreements were approved in 2004 and 2003.  These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements.  The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant.  Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised.  The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64.  The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively.  Under the 2006 and 2005 agreements, the earnings per share conditions were not met; therefore, no expense was recognized related to these agreements.  In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expense of approximately $94,000 and $146,000 for the first nine months of 2007 and 2006, respectively, related to the 2004 and 2003 agreements.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized during the first nine months of 2007 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of September 30, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	60,384	$32.79	$8.3	$151,355
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2007	60,384	$32.79	$3.09	$(96,219)
Exercisable at September 30, 2007	47,720	$32.79	$3.09	$(77,351)

As of September 30, 2007, there was approximately $31,000 of total unrecognized compensation cost related to the nonvested option shares granted under the agreements.  That cost is expected to be recognized over the next three months.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 27,582 shares have been issued since the inception of the DSPP.  For the first nine months of 2007, the Company issued 8,884 shares under the DSPP and recognized approximately $29,000 in expense related to this plan.  For the first nine months of 2006, the Company issued 10,144 shares and recognized approximately $31,000 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 59,812 shares have been issued since inception of the ASPP.  For the first nine months of 2007, the Company issued 8,895 shares under the ASPP and recognized $78,000 in expense related to this plan.  For the first nine months of 2006, the Company issued 9,343 shares and recognized $67,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP Plan was $5.82 for the first nine months of 2007.  For the first nine months of 2006, the weighted average fair value purchase right granted was $6.22.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2007	2006
Dividend yield	2.2%	1.95%
Expected volatility	27.0%	23.5%
Risk-free interest rate	4.7%	4.5%
Expected life (in years)	0.5	0.5

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006

Discount Rate	6.00%	5.75%	6.00%	5.75%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,350	$1,250	$4,050	$3,750
Interest Cost	1,025	875	3,075	2,625
Expected Return on Plan Assets	(1,300)	(975)	(3,900)	(2,925)
Prior Service Cost Amortization	100	50	300	150
Net Loss Amortization	250	375	750	1,125
Net Periodic Benefit Cost	$1,425	$1,575	$4,275	$4,725

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006

Discount Rate	6.00%	5.75%	6.00%	5.75%

Service Cost	$25	$30	$75	$90
Interest Cost	63	56	189	168
Prior Service Cost Amortization	3	15	9	45
Net Loss Amortization	18	19	54	57
Net Periodic Benefit Cost	$109	$120	$327	$360

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of September 30, 2007, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$425
Standby Letters of Credit	$17

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

NOTE 11 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $8.0 million and $22.5 million, respectively, for the three and nine months ended September 30, 2007, and $9.6 million and $24.7 million, respectively, for the comparable periods in 2006.  The Company’s comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  Changes in unrealized gains (losses), net of taxes, on securities totaled approximately $793,000 and $518,000, respectively, for the three and nine months ended September 2007, and $963,000 and $295,000, respectively, for the three and nine months ended September 30, 2006.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the nine months ended September 30, 2007 and 2006.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007			2006				2005
(Dollars in Thousands, Except Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$41,299	$41,724	$41,514	$42,600	$42,512	$41,369	$39,412	$38,780
Interest Expense	13,389	13,263	13,189	13,003	12,289	11,182	10,282	9,470
Net Interest Income	27,910	28,461	28,325	29,597	30,223	30,187	29,130	29,310
Provision for Loan Losses	1,552	1,675	1,237	460	711	121	667	1,333
Net Interest Income After Provision for Loan Losses	26,358	26,786	27,088	29,137	29,512	30,066	28,463	27,977
Noninterest Income	14,431	15,084	13,962	14,385	14,144	14,003	13,045	12,974
Merger Expense	-	-	-	-	-	-	-	24
Noninterest Expense	29,919	29,897	30,562	29,984	30,422	31,070	30,092	29,318
Income Before Provision for Income Taxes	10,870	11,973	10,488	13,538	13,234	12,999	11,416	11,609
Provision for Income Taxes	3,699	4,082	3,531	4,688	4,554	4,684	3,995	4,150
Net Income	$7,171	$7,891	$6,957	$8,850	$8,680	$8,315	$7,421	$7,459
Net Interest Income (FTE)	$28,517	$29,049	$28,898	$30,152	$30,745	$30,591	$29,461	$29,652

Per Common Share:
Net Income Basic	$.41	$.43	$.38	$.48	$.47	$.44	$.40	$.40
Net Income Diluted	.41	.43	.38	.48	.47	.44	.40	.40
Dividends Declared	.175	.175	.175	.175	.163	.163	.163	.163
Diluted Book Value	16.95	16.87	16.97	17.01	17.18	16.81	16.65	16.39
Market Price:
High	36.40	33.69	35.91	35.98	33.25	35.39	37.97	39.33
Low	27.69	29.12	29.79	30.14	29.87	29.51	33.79	33.21
Close	31.20	31.34	33.30	35.30	31.10	30.20	35.55	34.29

Selected Average
Balances:
Loans	$1,907,235	$1,944,969	$1,980,224	$2,003,719	$2,025,112	$2,040,656	$2,048,642	$2,062,775
Earning Assets	2,144,737	2,187,236	2,211,560	2,238,066	2,241,158	2,278,817	2,275,667	2,279,010
Assets	2,467,703	2,511,252	2,530,790	2,557,357	2,560,155	2,603,090	2,604,458	2,607,597
Deposits	1,954,160	1,987,418	2,003,726	2,028,453	2,023,523	2,047,755	2,040,248	2,027,017
Shareowners’ Equity	301,536	309,352	316,484	323,903	318,041	315,794	311,461	306,208
Common Equivalent Shares:
Basic	17,709	18,089	18,409	18,525	18,530	18,633	18,652	18,624
Diluted	17,719	18,089	18,420	18,569	18,565	18,653	18,665	18,654

Ratios:
ROA	1.15%	1.26%	1.11%	1.37%	1.35%	1.28%	1.16%	1.14%
ROE	9.44%	10.23%	8.91%	10.84%	10.83%	10.56%	9.66%	9.67%
Net Interest Margin (FTE)	5.27%	5.33%	5.29%	5.35%	5.45%	5.38%	5.25%	5.16%
Efficiency Ratio	66.27%	64.44%	67.90%	63.99%	64.35%	66.23%	67.20%	65.22%

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this MD&A, we present an operating efficiency ratio and operating net noninterest expense as a percent of average assets, both of which are not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provide important information regarding our results of operations.  Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization by the sum of tax equivalent net interest income and noninterest income.  We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense excluding intangible amortization from noninterest income.  Management uses these non-GAAP measures as part of its assessment of performance in managing noninterest expenses.  We believe that excluding intangible amortization and one-time merger expenses in our calculations better reflects our periodic expenses and is more indicative of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio –

	Nine Months Ended September 30,
	2007	2006
Efficiency ratio	69.55%	69.39%
Effect of intangible amortization expense	(3.28)%	(3.49)%
Operating efficiency ratio	66.27%	65.90%

Reconciliation of operating net noninterest expense ratio –

	Nine Months Ended September 30,
	2007	2006
Net noninterest expense as a percent of average assets	2.51%	2.60%
Effect of intangible amortization expense	(0.24)%	(0.24)%
Operating net noninterest expense as a percent of average assets	2.27%	2.36%

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 71 full-service offices located in Florida, Georgia, and Alabama.  The Bank also has mortgage lending offices in three additional Florida communities, and one Georgia community.  The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, securities brokerage and data processing services.

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

Pursuant to our long-term strategic initiative, "Project 2011", we have continued our expansion, emphasizing a combination of growth in existing markets and acquisitions.  Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas.  We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management, insurance, and mortgage banking.

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2007 versus 2006 is provided below.

2007 Financial Performance Highlights –

•	Earnings of $7.2 million and $22.0 million were down 17.4% and 9.8%, respectively, for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

•
Diluted earnings per share of $.41 for the third quarter of 2007 compared to $.47 for the comparable period in 2006, a decrease of 12.8%.  Earnings per diluted share for the nine months ended September 30, 2007 of $1.22 compared to $1.31 for the same period in 2006, a decrease of 6.9%.

•	Decline in earnings for the three and nine month periods reflects lower net interest income and higher credit costs partially offset by stronger noninterest income and lower operating expenses.

•	Taxable equivalent net interest income declined 2.6% and 1.4% for the three and nine month periods, respectively, due to higher funding costs.

•
Loan loss provision increased $841,000 and $3.0 million for the three and nine month periods, respectively, reflecting a higher level of required reserves for impaired loans attributable to a slowdown in housing and real estate markets.

•
Noninterest income grew 2.0% and 5.5% for the three and nine month periods, respectively, due primarily to higher retail brokerage fees and card processing fees.  Higher deposit service charge fees were also a major contributor to the increase for the nine month period.

•
Noninterest expense declined 1.7% and 1.3% for the three and nine month periods, respectively, due primarily to a reduction in incentive compensation and our continued focus on expense control and implementation of cost savings strategies.

•	We remain well-capitalized with a risk based capital ratio of 14.76%.

RESULTS OF OPERATIONS

Net Income

Earnings for the three and nine months ended September 30, 2007 were $7.2 million, or $.41 per diluted share, and $22.0 million, or $1.22 per diluted share, respectively.  This compared to $8.7 million or $.47 per diluted share and $24.4 million, or $1.31 per diluted share in 2006.

The decline in earnings for the third quarter of 2007 of $1.5 million, or 17.4% was attributable to a reduction in net interest income of $2.3 million and a $0.8 million increase in the loan loss provision, partially offset by an increase in noninterest income of $0.3 million, a decrease in noninterest expense of $0.5 million, and a reduction in income taxes of $0.8 million.

The decline in earnings for the nine month period of $2.4 million, or 9.8% reflects a $4.8 million decrease in net interest income and a $3.0 million increase in the loan loss provision, partially offset by higher noninterest income of $2.3 million, lower noninterest expense of $1.2 million, and a decline in income taxes of $1.9 million.

A condensed earnings summary is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Interest Income	$41,299	$42,512	$124,537	$123,293
Taxable Equivalent Adjustment(1)	607	522	1,769	1,256
Interest Income (FTE)	41,906	43,034	126,306	124,549
Interest Expense	(13,389)	(12,289)	(39,841)	(33,753)
Net Interest Income (FTE)	28,517	30,745	86,465	90,796
Provision for Loan Losses	(1,552)	(711)	(4,464)	(1,499)
Taxable Equivalent Adjustment	(607)	(522)	(1,769)	(1,256)
Net Interest Income After Provision	26,358	29,512	80,232	88,041
Noninterest Income	14,431	14,144	43,477	41,193
Noninterest Expense	(29,919)	(30,422)	(90,378)	(91,584)
Income Before Income Taxes	10,870	13,234	33,331	37,650
Income Taxes	(3,699)	(4,554)	(11,312)	(13,234)
Net Income	$7,171	$8,680	$22,019	$24,416

Return on Average Assets(2)	1.15%	1.35%	1.18%	1.26%
Return on Average Equity(2)	9.44%	10.83%	9.53%	10.36%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  Third quarter of 2007 taxable-equivalent net interest income decreased $2.2 million, or 7.2%, over the comparable quarter in 2006.  During the first nine months of 2007, taxable-equivalent net interest income decreased $4.3 million, or 4.8%, respectively, over the first nine months of 2006.  The decrease in the third quarter reflects a decline in earning assets and a higher level of interest expense driven by a rising cost of funds. The decline for the nine month period ended September 30, 2007 reflects the higher level of interest expense, partially offset by an improvement in our yield on earning assets, which was driven by a favorable repricing variance.  Table I provides a comparative analysis of our average balances and interest rates.

For the three month period ended September 30, 2007, taxable-equivalent interest income decreased $1.1 million or 2.6%, over the comparable period in 2006. During the first nine months of 2007, taxable-equivalent interest income improved $1.8 million, or 1.4% over the comparable period in 2006.  A lower level of earning assets and a change in mix primarily attributable to a decline in the loan portfolio during the third quarter more than offset a favorable rate variance in the loan and securities portfolio, resulting in a net decrease quarter over quarter.  For the first nine months of 2007, a favorable repricing variance in both the loan and securities portfolios, more than offset the overall reduction in the level of earning assets, specifically, the loan portfolio, resulting in a net increase over the comparable nine month period in 2006.  The decline in the loan portfolio is attributable to the slowdown in real estate activity and, more specifically, the residential real estate sector.

Earning asset yields improved 13 basis points to 7.75% in the third quarter of 2007 from 7.62% in the third quarter of 2006 and was slightly lower than the prior quarter of 7.76%.  The improvement is attributable to favorable repricing in a higher interest rate environment.  It is anticipated that our income on earning assets will decrease slightly during the fourth quarter reflecting recent reductions (50 and 25 basis points) in the Federal Reserve’s target rate..

Interest expense for the three and nine month periods ended September 30, 2007 increased $1.1 million, or 9.09% and $6.1 million, or 18.0%, respectively, from the comparable prior year periods.  The increase is attributable to higher rates paid on interest bearing deposits and a change in mix to higher rate accounts, partially offset by a decrease in long-term debt costs.  The decline in long-term borrowings reflects maturing Federal Home Loan Bank (“FHLB”) advances throughout 2007 that were not renewed.  The average rate paid on interest bearing liabilities of 3.15% in the second quarter of 2007 represents an increase of 31 and 3 basis points, respectively, over the third quarter of 2006 and third quarter of 2007.  We anticipate the rate of growth in our average cost of funds will continue to slow in the fourth quarter, especially given the recent federal funds interest rate reductions.

Our interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.75% for the first nine months of 2006 to 4.61% for the comparable period in 2007, reflecting the higher costs of funds.

Our net interest margin (defined as federal taxable-equivalent net interest income divided by average earning assets) was 5.27% and 5.30%, respectively, for the three and nine month periods of 2007, versus 5.45% and 5.36%, respectively, for the comparable periods in 2006.  The third quarter margin decrease is primarily attributable to higher costs of funds.    We anticipate that current market conditions, including overall loan activity, a flat yield curve and robust competition will continue to place pressure on net interest income during the fourth quarter.

Provision for Loan Losses

The provision for loan losses was $1.6 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 2007, compared to $711,000 and $1.5 million for the same periods in 2006.  The increase in the provision for both periods was due primarily to a higher level of impaired loan reserves reflective of a slowdown in housing and real estate markets.

Net charge-offs totaled $1.0 million, or .21% of average loans for the third quarter of 2007 compared to $664,000, or .13% for the third quarter of 2006.  For the nine month period ended September 30, 2007, net charge-offs totaled $3.7 million, or .25% of average loans compared to $1.6 million or .10% of average loans for the comparable period in 2006.  At quarter-end, the allowance for loan losses was .95% of outstanding loans (net of overdrafts) and provided coverage of 145% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006
CHARGE-OFFS
Commercial, Financial and Agricultural	$279	$294	$1,092	$760
Real Estate – Construction	-	-	108	-
Real Estate – Commercial	245	-	576	291
Real Estate – Residential	161	81	1,220	127
Consumer	854	690	2,149	1,729
Total Charge-offs	1,539	1,065	5,145	2,907

RECOVERIES
Commercial, Financial and Agricultural	44	43	127	168
Real Estate – Construction	-	-	-	-
Real Estate – Commercial	2	4	12	9
Real Estate – Residential	2	2	29	11
Consumer	471	352	1,297	1,121
Total Recoveries	519	401	1,465	1,309

Net Charge-offs	$1,020	$664	$3,680	$1,598

Net Charge-offs (Annualized) as a
Percent of Average Loans Outstanding,
Net of Unearned Interest	.21%	.13%	.25%	.10%

Noninterest Income

Noninterest income increased $287,000, or 2.0%, and $2.3 million, or 5.6%, respectively, over the comparable three and nine month periods in 2006.  The increase for the three month period reflects higher retail brokerage and card fees.  The improvement for the nine month period was primarily attributable to higher deposit service charge fees, data processing fees, retail brokerage fees, and interchange fees.

Noninterest income represented 34.1% and 33.9% of operating revenue, respectively, for the three and nine month periods of 2007 compared to 31.9% and 31.5%, respectively, for the same periods in 2006.  The improvement reflects both the aforementioned increase in noninterest income and the lower level of net interest income contribution.

The table below reflects the major components of noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Noninterest Income:
Service Charges on Deposit Accounts	$6,387	$6,450	$18,873	$18,226
Data Processing	775	674	2,280	2,014
Fees for Trust Services	1,200	1,215	3,600	3,420
Retail Brokerage Fees	625	520	1,892	1,505
Investment Security Gain (Loss)	-	-	7	(4)
Mortgage Banking Revenues	642	824	2,171	2,448
Merchant Service Fees	1,686	1,766	5,514	5,284
Interchange Fees	934	797	2,795	2,261
ATM/Debit Card Fees	685	635	1,987	1,861
Other	1,497	1,263	4,358	4,178

Total Noninterest Income	$14,431	$14,144	$43,477	$41,193

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees decreased $64,000, or .98%, for the three month period, and increased $647,000, or 3.6%, for the nine month period.  The decrease for the three month period was due to a slightly lower level of analysis fees and higher overdraft charge-offs.  The improvement for the nine month period reflects a higher level of overdraft and nonsufficient funds activity and an increase in fees for deposit accounts initiated during the second quarter of 2007.

Asset Management Fees.  Income from asset management activities decreased $15,000, or 1.2%, and increased $180,000, or 5.3%, compared to the three and nine month periods in 2006.  The improvement for the nine month period is primarily due to an increase in new business within existing and new markets and improved asset valuations.  At September 30, 2007, assets under management totaled $765.2 million, representing an increase of $52.2 million, or 7.3% from the comparable period in 2006.

Retail Brokerage Fees.  Income from retail brokerage activities increased $105,000, or 20.2%, and $387,000, or 25.7%, respectively, from the comparable three and nine month periods in 2006.  The improvement for both periods reflects a higher level of activity by existing clients and improvement in the internal referral system, each of which enhanced sales production.

Mortgage Banking Revenues.  Mortgage banking revenues decreased $183,000, or 22.2%, and $277,000, or 11.3%, respectively, from the comparable three and nine month periods in 2006.  The decrease is due to lower production, which is reflective of the slower housing market.

Card Fees.  Card processing fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $107,000, or 3.3%, and $890,000, or 9.5%, respectively, over the comparable three and nine periods in 2006.  For both periods, interchange fees and ATM/debit card fees were driven higher due to an increase in our active card base primarily associated with growth in transaction deposit accounts. The increase in merchant service fees was primarily due to higher transaction volume reflective of growth in merchant accounts.

Noninterest Expense

Noninterest expense decreased $503,000, or 1.7%, and $1.2 million, or 1.3%, respectively, over the comparable three and nine month periods in 2006.  For the three month period, lower expense for compensation ($182,000) and advertising were the primary reasons for the decrease.  For the nine month period, the decrease was primarily attributable to lower expense for advertising ($620,000), travel and entertainment ($202,000), printing/supplies ($321,000) and courier service ($414,000).  In general, the overall decline in operating expenses reflects the strengthening of cost control procedures and implementation of cost savings strategies during 2006 and 2007.

The table below reflects the major components of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2007	2006	2007	2006
Noninterest Expense:
Salaries	$11,935	$11,709	$36,563	$34,868
Associate Benefits	3,161	3,568	9,244	11,044
Total Compensation	15,096	15,277	45,807	45,912

Premises	2,409	2,354	6,969	6,935
Equipment	2,513	2,492	7,356	7,652
Total Occupancy	4,922	4,846	14,325	14,587

Legal Fees	383	323	1,318	1,285
Professional Fees	963	851	2,826	2,470
Processing Services	444	490	1,447	1,344
Advertising	799	1,036	2,667	3,288
Travel and Entertainment	338	413	1,083	1,284
Printing and Supplies	459	601	1,557	1,878
Telephone	594	559	1,677	1,769
Postage	476	257	1,125	859
Intangible Amortization	1,459	1,536	4,376	4,601
Interchange Fees	1,424	1,531	4,665	4,571
Courier Service	47	327	571	985
Miscellaneous	2,515	2,375	6,934	6,751

Total Noninterest Expense	$29,919	$30,422	$90,378	$91,584

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefits expense decreased $182,000, or 1.2%, and $105,000, or .23%, respectively, for the three and nine month months ended September 30, 2007.  For both periods, increases in associate salaries of $226,000, or 1.9%, and $1.7 million, or 4.9%, were offset by decreased associate benefit expense of $408,000 and $1.8 million, respectively.  The higher level of associate salaries primarily reflects merit and market salary adjustments for associates and officers.  The lower level of associate benefit expense is attributable to a reduction in the projected payout under our stock compensation plans, including both the AIP for 2007 and our Project 2011 associate stock award for which the expense accrual was adjusted to reflect a revision to the performance target date.

Occupancy.  Occupancy expense (including premises and equipment) increased $76,000, or 1.6%, and decreased $262,000, or 1.8%, respectively compared to the three and nine month periods in 2006.  For the three month period, the increase is primarily attributable to higher software license expense and the decline for the nine month period is due to lower depreciation expense.  The higher software license expense is reflective of recent software purchases.  The lower depreciation expense primarily reflects the full depreciation of several larger fixed assets, including both premises and components of our core processing system.

Other.  Other noninterest expense decreased $503,000, or 1.7%, and $1.2 million, or 1.3%, respectively from the three and nine month periods in 2006.  Lower expense for advertising, travel and entertainment, printing and supplies, and courier service drove the decline for both periods.  All of the aforementioned decreases are reflective of improved cost control procedures and other cost saving strategies initiated in 2006 and 2007.

Operating net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization expenses) as a percent of average assets was 2.27% for the first nine months of 2007 compared to 2.36% for the same period in 2006.  Our operating efficiency ratio (noninterest expense, excluding intangible amortization  expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 66.18% for the first nine months of 2007 compared to 65.90% for the same period in 2006.  The increase in the operating efficiency ratio was due to a reduction in net interest income for 2007.

Income Taxes

The provision for income taxes decreased $855,000, or 18.8%, and $1.9 million, or 14.5%, respectively, from the comparable three and nine month periods in 2006, reflecting lower taxable income.  Our effective tax rate for the three and nine months ended September 30, 2007 was 34.03% and 33.78% compared to 34.41% and 35.15% for the same periods in 2006.  The decrease in the effective tax rate for the nine month period is primarily attributable to: 1) a higher level of tax-free loan and securities income, 2) full amortization of certain deferred taxes related to a purchase accounting adjustment from a prior acquisition, and 3) the favorable impact of disallowed interest payments for a Federal Home Loan Bank (“FHLB”) advance.

FINANCIAL CONDITION

Average assets decreased $89.7 million, or 3.5%, to $2.468 billion for the quarter ended September 30, 2007 from $2.557 billion in the fourth quarter of 2006.  Average earning assets of $2.144 billion decreased $93.3 million, or 4.2%, from the fourth quarter of 2006.  We discuss these variances in more detail below.

Funds Sold

We ended the third quarter with $31.9 million in average net overnight funds sold, compared to $26.1 million net overnight funds sold in the fourth quarter of 2006.  The improvement is reflective of the decline in the loan portfolio partially offset by the decline in deposits and the repurchase of common stock each of which are discussed in further detail below.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of September 30, 2007, the average investment portfolio decreased $2.5 million, or 1.3%, from the fourth quarter of 2006.  We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2007, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At September 30, 2007 and December 31, 2006, shareowners’ equity included a net unrealized loss of $311,000 and $834,000, respectively.  The decrease in the unrealized loss is attributable to lower interest rates.  Losses in the investment portfolio are attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Loans

Average loans for the third quarter decreased $96.5 million, or 4.8%, from the fourth quarter, due to a general slowing of lending activity within Bank markets, and a high level of principal pay-downs and pay-offs, including the pay-off of several larger commercial loans.  Loan production and the pipeline improved slightly from the second quarter.  Although the outflow slowed during the latter part of the quarter, normal portfolio amortization, paydowns on lines of credit and payoffs of some larger commercial and commercial real estate loans more than offset new production resulting in a net decline in the portfolio.

Nonperforming Assets

Our nonperforming loans were $12.3 million at September 30, 2007 compared to $8.0 million at December 31, 2006.  As a percent of nonperforming loans, the allowance for loan losses represented 145% at September 30, 2007 and 214% at December 31, 2006.  Nonperforming loans include nonaccruing and restructured loans.  Other real estate, which includes property acquired either through foreclosure or by receiving a deed in lieu of foreclosure, was $1.7 million at September 30, 2007 versus $0.7 million at December 31, 2006.  The ratio of nonperforming assets as a percent of loans plus other real estate was .74% at September 30, 2007, compared to .44% at December 31, 2006, with the increase being attributable to the slowdown in housing and overall stress on Florida real estate markets.  Strong loan monitoring procedures are in place which allows us to timely identify problem assets, develop effective collection plans, and limit loss exposure.  As a result of these strong monitoring and loan work-out procedures and the diversified nature of our real estate loan portfolio, we anticipate our loan losses will remain at manageable levels.

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

The allowance for loan losses at September 30, 2007 was $18.0 million, compared to $17.2 million at December 31, 2006.  At September 30, 2007, the allowance represented 0.95% of outstanding loans (net of overdrafts) and provided coverage of 145% of nonperforming loans, compared to 0.86% and 214%, respectively at December 31, 2006.  The increase in the allowance for loan losses is driven by a higher level of reserves for impaired loans.  While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence.  It is management’s opinion that the allowance at September 30, 2007 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average deposits for the third quarter decreased $74.3 million, or 3.7% from the fourth quarter of 2006 due to a reduction in all deposit categories except money markets.  The decline is primarily due to reductions in demand deposit account balances of $46.4 million, or 9.6%, and certificates of deposit of $12.9 million, or 2.67%.  The decline in demand deposit accounts reflects a seasonal variance in public fund and tax deposit balances which typically spike at year-end, and the disintermediation that generally occurs when market rates increase.  The decline in certificates of deposit reflects our efforts to balance our funding strategy with investment opportunities and, given the current operating environment, an unwillingness to compete aggressively for high cost deposits.

The ratio of average noninterest bearing deposits to total deposits was 22.3% for the third quarter of 2007, compared to 23.7% for the fourth quarter of 2006.  For the same periods, the ratio of average interest bearing liabilities to average earning assets was 78.6% and 76.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

General.  Liquidity for a banking institution is the availability of funds to meet increased loan demand, excessive deposit withdrawals, and the payment of other contractual cash obligations.  Management monitors our financial position in an effort to ensure we have sufficient access to liquid funds to meet normal transaction requirements and take advantage of investment opportunities and cover unforeseen liquidity demands.  In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, our bank lines of credit, approved lines for the purchase of federal funds by CCB, and (FHLB) advances.

Average liquidity, defined as funds sold and interest bearing deposits with other banks, for the third quarter of 2007 was $49.4 million compared to $43.7 million in the fourth quarter of 2006.  The increase reflects the decline in our loan portfolio, partially offset by a decline in deposit balances.  Liquidity was further impacted by share repurchase activity, an activity which management expects to continue in the fourth quarter.  Share repurchase activity for the first nine months of 2007 is discussed in more detail below.

Borrowings.  At September 30, 2007, advances from the FHLB consisted of $39.6 million in outstanding debt and 33 notes.  For the first nine months of the year, the Bank made FHLB advance payments totaling approximately $17.6 million and obtained one new FHLB advance for $1.7 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Contractual Cash Obligations.  We maintain certain contractual arrangements to make future cash payments.  The table below details those future cash payment obligations as of September 30, 2007.  Payments for borrowings do not include interest.  Payments related to leases are based on actual payments specified in the underlying contracts.

	Payments Due By Period
(Dollars in Thousands)	1 Year or Less	1 – 3 Years	4 – 5 Years	After 5 Years	Total
Federal Home Loan Bank Advances	$656	$17,074	$5,364	$16,500	$39,594
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	374	2,643	2,071	6,071	11,159
Total Contractual Cash Obligations	$1,030	$19,717	$7,435	$85,458	$113,640

Capital

Equity capital was $299.1 million as of September 30, 2007 compared to $315.8 million as of December 31, 2006.  Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position.  The leverage ratio was 11.49% at September 30, 2007 compared to 11.30% at December 31, 2006.  Further, the risk-adjusted capital ratio of 14.76% at September 30, 2007 exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.  As allowed by the Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Dividends declared and paid during the first nine months of 2007 totaled $.525 per share compared to $.4875 per share for the first nine months of 2006, an increase of 7.7%.  The dividend payout ratios for the nine months of 2007 and 2006 were 44.5% and 36.4%, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  At September 30, 2007, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first nine months of 2007, shareowners’ equity decreased $16.7 million, or 7.1%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $22.0 million, the issuance of common stock of $0.5 million, stock-based compensation accretion of $0.1 million, a decrease in the net unrealized loss on available-for-sale securities of $0.5 million, and a miscellaneous adjustment to retained earnings of $0.3 million related to the correction of a SAB No. 108 entry made in 2006.  Equity was reduced by dividends paid during the first nine months of the year by $9.6 million, or $.525 per share, and the repurchase/retirement of common stock of $30.5 million.  At September 30, 2007, our common stock had a book value of $16.87 per diluted share compared to $17.01 at December 31, 2006.

Our Board of Directors has authorized the repurchase of up to 2,171,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 1,836,378 shares at an average purchase price of $25.50 per share.  We repurchased 250,533 shares of our common stock in the third quarter of 2007 at an average purchase price of $30.26 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2007, we had $425.4 million in commitments to extend credit and $16.8 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES
(Taxable Equivalent Basis - Dollars in Thousands)

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007			2006			2007			2006
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,907,235	$38,901	8.09%	$2,025,112	$40,433	7.92%	$1,943,874	$117,465	8.08%	$2,038,050	$116,931	7.67%
Taxable Investment Securities	102,618	1,224	4.75	109,097	1,264	4.62	105,453	3,723	4.70	113,859	3,588	4.19
Tax-Exempt Investment Securities(2)	85,446	1,142	5.35	81,409	998	4.90	84,003	3,269	5.19	71,960	2,568	4.76
Funds Sold	49,438	639	5.06	25,540	339	5.19	47,602	1,849	5.12	41,219	1,463	4.72
Total Earning Assets	2,144,737	41,906	7.75	2,241,158	43,034	7.62	2,180,932	126,306	7.74	2,265,088	124,550	7.35
Cash & Due From Banks	84,477			96,969			87,062			102,188
Allowance for Loan Losses	(17,664)			(17,420)			(17,336)			(17,481)
Other Assets	256,153			239,448			252,359			239,277
TOTAL ASSETS	$2,467,703			$2,560,155			$2,503,017			$2,589,072

LIABILITIES
NOW Accounts	$525,795	$2,531	1.91%	$511,299	$2,026	1.57%	$539,777	$7,768	1.92%	$510,556	$5,136	1.34%
Money Market Accounts	403,957	3,565	3.50	381,628	3,259	3.39	394,762	10,450	3.54	363,150	8,199	3.02
Savings Accounts	117,451	70	0.24	132,421	72	0.22	121,781	222	0.24	136,058	202	0.20
Other Time Deposits	471,868	5,100	4.29	504,121	4,627	3.64	475,831	14,924	4.19	514,857	12,886	3.35
Total Int. Bearing Deposits	1,519,071	11,266	2.94	1,529,469	9,984	2.59	1,532,151	33,364	2.91	1,524,621	26,423	2.32
Short-Term Borrowings	65,130	734	4.45	73,078	753	4.07	66,921	2,232	4.44	83,187	2,352	3.77
Subordinated Notes Payable	62,887	936	5.91	62,887	936	5.91	62,887	2,794	5.94	62,887	2,789	5.93
Other Long-Term Borrowings	38,269	453	4.70	52,367	615	4.66	41,212	1,451	4.71	61,912	2,189	4.73
Total Int. Bearing Liabilities	1,685,357	13,389	3.15	1,717,801	12,288	2.84	1,703,171	39,841	3.13	1,732,607	33,753	2.60
Noninterest Bearing Deposits	435,089			494,054			449,436			512,493
Other Liabilities	45,721			30,259			41,341			28,849
TOTAL LIABILITIES	2,166,167			2,242,114			2,193,948			2,273,949

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	301,536			318,041			309,069			315,123

TOTAL LIABILITIES & EQUITY	$2,467,703			$2,560,155			$2,503,017			$2,589,072

Interest Rate Spread			4.60%			4.78%			4.61%			4.75%
Net Interest Income		$28,517			$30,746			$86,465			$90,797
Net Interest Margin(3)			5.27%			5.45%			5.30%			5.36%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $665,000 and $2.2 million, for the three and nine months ended September 30, 2007, versus $979,000 and $2.9 million for the comparable periods ended September 30, 2006.

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

Our financial assets and liabilities are classified as other-than-trading.  An analysis of the other-than-trading financial components including the fair values, are presented in Table II.  This table presents our consolidated interest rate sensitivity position as of September 30, 2007 based upon certain assumptions as set forth in the Notes to the Table.  The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates.  The asset and liability values presented in Table II may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

As general interest rates rise or fall, factors such as current market conditions and competition impact how we respond to changing rates and thus impact the magnitude of change in net interest income.  Non-maturity deposits offer management greater discretion as to the direction, timing, and magnitude of interest rate changes and can have a material impact on our interest rate sensitivity.  In addition, the relative level of interest rates as compared to the current yields/rates of existing assets/liabilities can impact both the direction and magnitude of the change in net interest margin as rates rise and fall from one period to the next.  In light of the recent Federal Reserve decreases in its target rate, we have made adjustments to our non-maturity deposit rates in an attempt to neutralize the overall impact on our net interest income.

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

Table II
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS(1)
(Other Than Trading Portfolio)

	As of September 30, 2007
(Dollars in Thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Loans
Fixed Rate	$279,095	$160,188	$106,838	$42,941	$22,526	$22,382	$633,970	$655,812
Average Interest Rate	6.70%	8.12%	7.99%	8.15%	8.62%	6.68%	7.44%
Floating Rate(2)	1,023,444	146,032	70,109	8,929	6,340	15,064	1,269,918	1,313,669
Average Interest Rate	6.89%	7.59%	7.78%	7.89%	8.12%	8.18%	7.05%
Investment Securities(3)
Fixed Rate	79,988	61,523	33,377	4,302	2,444	2,040	183,674	183,674
Average Interest Rate	3.65%	4.07%	3.84%	4.63%	4.90%	5.20%	3.88%
Floating Rate	935	-	-	-	-	-	935	935
Average Interest Rate	5.19%	-	-	-	-	-	5.19%
Other Earning Assets
Floating Rate	19,599	-	-	-	-	-	19,599	19,599
Average Interest Rate	5.01%	-	-	-	-	-	5.01%
Total Financial Assets	$1,403,061	$367,743	$210,324	$56,172	$31,310	$39,486	$2,108,096	$2,173,699
Average Interest Rate	6.64%	7.23%	7.26%	7.84%	8.23%	7.17%	6.87%

Deposits(4)
Fixed Rate Deposits	$403,837	$49,829	$13,996	$3,184	$1,716	$257	$472,819	$418,189
Average Interest Rate	4.32%	4.42%	4.17%	4.08%	3.97%	4.93%	4.32%
Floating Rate Deposits	1,045,352	-	-	-	-	-	1,045,352	1,045,352
Average Interest Rate	2.31%	-	-	-	-	-	2.31%
Other Interest Bearing
Liabilities
Fixed Rate Debt	4,753	3,662	3,075	3,092	3,185	11,958	29,725	30,370
Average Interest Rate	4.55%	4.76%	4.89%	4.95%	4.97%	4.91%	4.85%
Floating Rate Debt	63,817	-	62,887	-	-	-	126,704	126,564
Average Interest Rate	4.23%	-	5.89%	-%	-%	-	5.06%
Total Financial Liabilities	$1,517,759	$53,491	$79,958	$6,276	$4,901	$12,215	$1,674,600	$1,620,475
Average interest Rate	2.93%	4.45%	5.55%	4.51%	4.62%	4.91%	3.13%

(1)	Based upon expected cash flows, unless otherwise indicated.

(2)	Based upon a combination of expected maturities and repricing opportunities.

(3)	Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4)
Savings, NOW and money market accounts can be repriced at any time, therefore, all such balances are included as floating rate deposits in Year 1. Other time deposit balances are classified according to maturity.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2007, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

July 1, 2007 to July 31, 2007	190,882	$30.09	1,785,262	386,613
August 1, 2007 to August 31, 2007	25,220	30.85	1,810,482	361,393
September 1, 2007 to September 30, 2007	34,451	30.82	1.844,933	326,942
Total	250,533	$30.26	1,844,933	326,942

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

Date: November 9, 2007