Form 10-K
period 2007-12-31
CAPITAL CITY BANK GROUP INC
filed 2008-03-17
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(850) 402-7000
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                            Accelerated filer  [ X ]                                           Non-accelerated filer  [  ]                                           Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No  [ X ]

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $320,596,761 (based on the closing sales price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock, $0.01 par value per share	17,169,096 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2008, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2007 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	our need and our ability to incur additional debt or equity financing;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the effects of harsh weather conditions, including hurricanes;
▪	inflation, interest rate, market and monetary fluctuations;
▪	effect of changes in the stock market and other capital markets;
▪	legislative or regulatory changes;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	changes in the securities and real estate markets;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 70 full-service banking locations in Florida, Georgia, and Alabama.  CCB operates these banking locations.

At December 31, 2007, we had total consolidated assets of approximately $2.6 billion, total deposits of approximately $2.1 billion and shareowners’ equity was approximately $292.7 million.  Our financial condition and results of operations are more fully discussed in our consolidated financial statements.

CCBG’s principal asset is the capital stock of the Bank.  CCB accounted for approximately 100% of consolidated assets at December 31, 2007, and approximately 100% of consolidated net income for the year ended December 31, 2007.  In addition to our banking subsidiary, we have seven indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Banc Investments, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of CCB, and two direct subsidiaries CCBG Capital Trust I and CCBG Capital Trust II, both wholly-owned subsidiaries of CCBG.

Dividends and management fees received from the Bank are our only source of income.  Dividend payments by the Bank to us depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions.  See the section entitled “Regulatory Considerations” in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information.  We had a total of 1,097 (full-time equivalent) associates at February 29, 2008.  Page 22 contains other financial and statistical information about us.

We have one reportable segment with the following principal services:  Banking Services, Data Processing Services, Trust and Asset Management Services, and Brokerage Services.

Banking Services

CCB is a Florida chartered full-service bank engaged in the commercial and retail banking business.  Significant services offered by the Bank include:

▪
Business Banking – The Bank provides banking services to corporations and other business clients.  Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing and letters of credit.  Treasury management services and merchant credit card transaction processing services are also offered.

▪
Commercial Real Estate Lending – The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development.

▪
Residential Real Estate Lending – The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed or adjustable rate) financing arrangements, and FHA/VA loan products.  The bank offers both fixed-rate and adjustable rate residential mortgage (ARM) loans.  As of December 31, 2007, approximately 16% of the Bank’s loan portfolio consisted of residential ARM loans.  A portion of our loans originated are sold into the secondary market.

The Bank offers these products through its existing network of branch offices.  Geographical expansion of the delivery of this product line has occurred over the past three years through the opening of mortgage lending offices in Gainesville, Florida (Alachua County) and Thomasville, Georgia (Thomas County).

▪	Retail Credit – The Bank provides a full range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and credit card programs.

▪
Institutional Banking – The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

▪
Retail Banking - The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, and PC/Internet banking.  Clients can use the Capital City Bank Direct automated phone system to gain 24-hour access to their deposit and loan account information, and transfer funds between linked accounts.  The Bank is a member of the “Star” ATM Network that permits banking clients to access cash at ATMs or point of sale merchants.

Data Processing Services

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies and commercial clients located throughout North Florida and South Georgia.  As of February 29, 2008, the Services Company is providing computer services to eight correspondent banks, which have relationships with CCB.

Trust Services and Asset Management

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB.  The Trust Company provides asset management for individuals through agency, personal trust, IRAs and personal investment management accounts.
Administration of pension, profit sharing and 401(k) plans is a significant product line.  Associations, endowments and other non-profit entities hire the Trust Company to manage their investment portfolios.  A staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative or a guardian.  The market value of trust assets under discretionary management exceeded $781.0 million as of December 31, 2007, with total assets under administration exceeding $854.0 million.

Brokerage Services

We offer access to retail investment products through Capital City Banc Investments, Inc., a wholly-owned subsidiary of CCB. These products are offered through INVEST Financial Corporation, a member of FINRA and SIPC.  Non-deposit investment and insurance products are: (1) not FDIC insured; (2) not deposits, obligations, or guaranteed by any bank; and (3) subject to investment risk, including the possible loss of principal amount invested.  Capital City Banc Investments, Inc. offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care.  We are not an affiliate of INVEST Financial Corporation.

Expansion of Business

Since 1984, we have completed 15 acquisitions totaling approximately $1.6 billion in deposits within existing and new markets.  In addition, since 2003, we have opened 10 new offices to improve service and product delivery within our markets.  Plans are currently being developed for two new office openings in 2008, including one on Macon, Georgia and one in Palatka, Florida (replacement office).

We plan to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  The restructuring in late 2007 of our community banking sales and service model will result in the more tactical focus on certain higher growth metro markets, including Macon, Tallahassee, Gainesville, and Hernando/Pasco.  Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and banking offices, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas.  We will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.

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

All of Florida’s major banking concerns have a presence in Leon County.  CCB’s Leon County deposits totaled $738.3 million, or 34.5%, of our consolidated deposits at December 31, 2007.

The following table depicts our market share percentage within each respective county, based on total commercial bank deposits within the county.

	Market Share as of June 30,(1)
	2007	2006	2005
Florida
Alachua County(2)	4.7%	5.6%	6.3%
Bradford County	47.6%	44.6%	42.6%
Citrus County	3.0%	3.3%	3.5%
Clay County	2.0%	2.0%	2.2%
Dixie County	22.9%	20.8%	17.3%
Gadsden County	61.0%	64.9%	68.0%
Gilchrist County	33.6%	47.1%	49.5%
Gulf County	11.7%	14.3%	19.8%
Hernando County	1.2%	1.5%	1.4%
Jefferson County	22.8%	24.6%	24.4%
Leon County	16.2%	18.0%	17.5%
Levy County	33.0%	34.4%	33.8%
Madison County	13.1%	14.9%	15.1%
Pasco County	0.2%	0.2%	0.3%
Putnam County	11.1%	12.3%	12.3%
St. Johns County(2)	1.2%	1.5%	2.0%
Suwannee County	7.7%	11.8%	7.5%
Taylor County	30.1%	28.6%	27.9%
Wakulla County(3)	2.6%	2.9%	--
Washington County	13.8%	17.4%	20.3%
Georgia(4)
Bibb County	2.5%	2.9%	2.8%
Burke County	7.8%	9.2%	9.3%
Grady County	18.7%	20.0%	19.7%
Laurens County	19.2%	23.8%	33.1%
Troup County	6.2%	8.2%	7.5%
Alabama
Chambers County	6.5%	4.7%	3.9%

(1)	Obtained from the June 30, 2007 FDIC/OTS Summary of Deposits Report.
(2)	CCB entered market in May 2005.
(3)	CCB entered market in December 2005.
(4)	Does not include Thomas County where Capital City Bank maintains a residential mortgage lending office only.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	13	65
Bradford	3	3
Citrus	16	49
Clay	12	29
Dixie	3	4
Gadsden	4	6
Gilchrist	3	6
Gulf	6	9
Hernando	13	41
Jefferson	2	2
Leon	14	83
Levy	3	13
Madison	6	6
Pasco	25	114
Putnam	6	16
St. Johns	22	63
Suwannee	5	8
Taylor	3	4
Wakulla	4	9
Washington	5	5
Georgia
Bibb	11	55
Burke	5	10
Grady	5	8
Laurens	10	19
Troup	10	24
Alabama
Chambers	5	10

Data obtained from the June 30, 2007 FDIC/OTS Summary of Deposits Report.

Seasonality

We believe our commercial banking operations are not generally seasonal in nature.  Public deposits tend to increase with tax collections in the second and fourth quarters and decline with spending thereafter.

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

The Company

CCBG is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956.  As a result, we are subject to supervisory regulation and examination by the Federal Reserve.  The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities.  The Gramm-Leach-Bliley Act, enacted on November 12, 1999, amended the Bank Holding Company Act by (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers.  Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Except for the activities relating to financial holding companies permissible under the Gramm-Leach-Bliley Act, these restrictions will apply to us.  In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects.  Possible benefits include greater convenience, increased competition, and gains in efficiency.  Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.  Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control.  Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Office of Financial Regulation. These requirements will affect us because the Bank is chartered under Florida law and changes in control of us are indirect changes in control of the Bank.

Tying.  Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength.  The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us.

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

Capital City Bank

CCB is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Office of Financial Regulation.  The Florida Office of Financial Regulation supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of branches. The Bank is also a member bank of the Federal Reserve System, which makes the Bank’s operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, the Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

As a state chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Bank’s clients. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance fund.

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

In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to Section 658.37 of the Florida Banking Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

Insurance of Accounts and Other Assessments.  The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006.  The deposit accounts of the Bank are currently insured by the Deposit Insurance Fund generally up to a maximum of $100,000 per separately insured depositor, except for retirement accounts, which are insured up to $250,000.  The Bank pays its deposit insurance assessments to the Deposit Insurance Fund.

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

Transactions With Affiliates.  Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an “affiliate” generally must be collateralized and certain transactions between the Bank and its “affiliates”, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or 10% Shareholders or which is controlled by such executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and its corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the bank’s unimpaired capital and unimpaired surplus.  Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Community Reinvestment Act.  The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations provide for regulatory assessment of a bank’s record in meeting the needs of its service area.  Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act.  The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank.  In the case of a financial holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company.  An unsatisfactory record can substantially delay or block the transaction.  CCB received a satisfactory rating on its most recent Community Reinvestment Act assessment.

Capital Regulations.  The Federal Reserve has adopted risk-based, capital adequacy guidelines for financial holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

On July 19, 2007, the Federal Reserve and the other federal financial regulatory agencies issued an interagency policy on the application of section 8(s) of the Federal Deposit Insurance Act.  This provision generally requires each federal banking agency to issue an order to cease and desist when a bank is in violation of the requirement to establish and maintain a Bank Secrecy Act/anti-money laundering (BSA/AML) compliance program.  The policy statement provides that, in addition to the circumstances where the agencies will issue a cease and desist order in compliance with section 8(s), they may take other actions as appropriate for other types of BSA/AML program concerns or for violations of other BSA requirements.  The policy statement also does not address the independent authority of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network to take enforcement action for violations of the BSA.

Securities Activities.  On September 19, 2007, the SEC adopted Regulation R, which implements the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act.  Regulation R affects the way the Bank’s employees who are not registered with the SEC may be compensated for referrals to a third-party broker-dealer for which the Bank has entered into a networking arrangement.  In addition, Regulation R broadens the ability of the Bank to effect securities transactions in a trustee or fiduciary capacity without registering as a broker, permit banks to effect certain sweep account transactions, and to accept orders for securities transactions from employee plan accounts, individual retirement plan accounts, and other similar accounts.  Banks are expected to comply on the first day of their fiscal year beginning on or after September 1, 2008.

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

Fair and Accurate Credit Transaction Act of 2003.  The Fair and Accurate Credit Transaction Act of 2003, which amended the Fair Credit Reporting Act, enhances consumers’ ability to combat identity theft, increases the accuracy of consumer reports, allows consumers to exercise greater control over the type and amount of marketing solicitations they receive, restricts the use and disclosure of sensitive medical information, and establishes uniform national standards in the regulation of consumer reporting.
On October 31, 2007, the Federal Reserve and the other federal financial regulatory agencies together with the U.S. Department of the Treasury and the Federal Trade Commission issued final regulations (Red Flag Regulations) enacting Sections 114 and 315 of the Fair and Accurate Credit Transaction Act of 2003.  The Red Flag Regulations require the Bank to have identity theft policies and programs in place by no later than November 1, 2008.  The Red Flag Regulations require the surviving bank subsidiary to develop and implement an identity theft protection program for combating identity theft in connection with new and existing consumer accounts and other accounts for which there is a reasonably foreseeable risk of identity theft.

Consumer Laws and Regulations.  The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

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

Effect of Governmental Monetary Policies

The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve.  Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve.  These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits.  The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future.  The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government.  Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate.  We file a consolidated federal tax return with a fiscal year ending on December 31.  We have filed tax returns for each state jurisdiction affected in 2006 and will do the same for 2007.

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

You should consider carefully the following risk factors before deciding whether to invest in our common stock.  Our business, including our operating results and financial condition, could be harmed by any of these risks.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Business

The continuation of current market conditions could adversely impact our business.

Over the past 12 months, a combination of rising interest rates and softening real estate prices throughout the United States, but particularly Florida, culminated in an industry-wide increase in borrowers unable to make their mortgage payments and increased foreclosure rates.  Lenders in certain sections of the housing and mortgage markets were forced to close or limit their operations.  In response, financial institutions have tightened their underwriting standards, limiting the availability of sources of credit and liquidity.  These conditions have already impacted the demand for our products by clients and by secondary market participants.  If these negative market conditions become more widespread or continue for a prolonged period our earnings and capital could be negatively impacted.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our clients will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment.  This will result in credit losses that are inherent in the lending business.  We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

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

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.  As of December 31, 2007, approximately 33.1% and 35.5% of our $1.9 billion loan portfolio was secured by commercial real estate and residential real estate, respectively.  As of this same date, approximately 7.4% was secured by property under construction.

A major change in the real estate market, such as deterioration in the value of collateral, or in the local or national economy, could adversely affect our clients’ ability to repay their loans.  In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

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

▪
Commercial Loans.  Repayment is generally dependent upon the successful operation of the borrower’s business.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business.

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

If our nonperforming loans continue to increase, our earnings will suffer.

At December 31, 2007, our non-performing loans (which consist of non-accrual loans) totaled $25.1 million, or 1.31% of the total loan portfolio, which is an increase of $17.1 million, or 212% over non-performing loans at December 31, 2006.  At December 31, 2007, our nonperforming assets (which include foreclosed real estate) were $28.2 million, or 1.08% of total assets.  In addition, the Bank had approximately $28.2 million in accruing loans that were 30-89 days delinquent as of December 31, 2007.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  In addition, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.  In addition, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends largely on the Bank’s net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and our borrowings.  We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

Changes in the difference between short- and long-term interest rates may also harm our business.  For example, short-term deposits may be used to fund longer-term loans.  When differences between short-term and long-term interest rates shrink or disappear, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income because we may need to pay the higher rates on our deposits and borrowings while being limited on the re-pricing of these loans due to the interest rate caps.

An economic downturn in Florida and Georgia could hinder our ability to operate profitably and have an adverse impact on our operations.

Our interest-earning assets are heavily concentrated in mortgage loans secured by properties located in Florida and Georgia.  As of December 31, 2007, substantially all of our loans secured by real estate are secured by properties located in Florida and Georgia.  The concentration of our loans in these areas subjects us to risk that a downturn in the economy or recession in those areas could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified.  In addition, since a large portion of our portfolio is secured by properties located in Florida, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us in that state.  We may suffer losses if there is a decline in the value of the properties underlying our mortgage loans that would have an adverse impact on our operations.

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

The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

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

We are exposed to operational risk because of providing certain services, which could adversely affect our results of operations.

We are exposed to operational risk because of providing various fee-based services including electronic banking, item processing, data processing, correspondent banking, merchant services, and asset management.  Operational risk is the risk of loss resulting from errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside the company or business interruption due to system failures or other events.  We continually assess and monitor operational risk in our business lines and provide for disaster and business recovery planning including geographical diversification of our facilities; however, the occurrence of various events including unforeseeable and unpreventable events such as hurricanes or other natural disasters could still damage our physical facilities or our computer systems or software, cause delay or disruptions to operational functions, impair our clients, vendors and counterparties and negatively impact our results of operations.  Operational risk also includes potential legal or regulatory actions that could arise because of noncompliance with applicable laws and regulatory requirements that could have an adverse affect on our reputation.

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

The Bank is subject to extensive regulation, supervision and examination by the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC.  As a member of the Federal Home Loan Bank, the Bank must also comply with applicable regulations of the Federal Housing Finance Board and the Federal Home Loan Bank.  Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareowners.  The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities.  A sufficient claim against us under these laws could have a material adverse effect on our results.  Please refer to the Section entitled “Business – Regulatory Considerations” of this Report.

Risks Related to an Investment in Our Common Stock

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock.  The average daily trading volume of our common stock over the twelve-month period ending December 31, 2007 was approximately 39,385 shares.  Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Our insiders have substantial control over matters requiring shareowner approval, including changes of control.

Our insiders who own more than 5% of our common stock, directors, and executive officers, beneficially owned approximately 42.97% of the outstanding shares of our stock as of February 29, 2008.  Accordingly, these principal shareowners, directors, and executive officers, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

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

CCBG is registered with the Federal Reserve as a financial holding company under the Gramm-Leach-Bliley Act and is a bank holding company under the Bank Holding Company Act.  As a result, we are subject to supervisory regulation and examination by the Federal Reserve.  The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

The Bank's Parkway Office is located on land leased from the Smith Interests General Partnership L.L.P. in which several directors and officers have an interest.  The annual lease provides for payments of approximately $118,000, to be adjusted for inflation in future years.

As of February 29, 2008, the Bank had 70 banking locations.  Of the 70 locations, the Bank leases the land, buildings, or both at 14 locations and owns the land and buildings at the remaining 56.

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

The following table presents the range of high and low closing sales prices reported on the NASDAQ Global Select Market and cash dividends declared for each quarter during the past two years.  We had a total of 1,750 shareowners of record as of February 29, 2008.

	2007				2006
	Fourth Qtr.	Third Qtr.	Second Qtr.	First Qtr.	Fourth Qtr.	Third Qtr.	Second Qtr.	First Qtr.
Common stock price:
High	$34.00	$36.40	$33.69	$35.91	$35.98	$33.25	$35.39	$37.97
Low	24.60	27.69	29.12	29.79	30.14	29.87	29.51	33.79
Close	28.22	31.20	31.34	33.30	35.30	31.10	30.20	35.55
Cash dividends declared per share	.1850	.1750	.1750	.1750	.1750	.1625	.1625	.1625

Future payment of dividends will be subject to determination and declaration by our Board of Directors.  Florida law limits our payment of dividends.  There are also legal limits on the frequency and amount of dividends that CCB can pay us. See subsection entitled "Capital; Dividends; Sources of Strength" in the Business section on page 9, in the Management's Discussion and Analysis of Financial Condition and Operating Results on page 44 and Note 15 in the Notes to Consolidated Financial Statements.  These restrictions may limit our ability to pay dividends to our shareowners.  As of February 29, 2008, we do not believe these restrictions will impair our ability to declare and pay our routine and customary dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table contains information about all purchases made by or on behalf of us or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

October 1, 2007 to October 31, 2007	69,338	$29.44	1,905,716	766,159
November 1, 2007 to November 30, 2007	222,004	26.86	2,119,720	552,155
December 1, 2007 to December 31, 2007	164,481	29.72	2,284,201	387,674
Total	455,823	$28.28	2,284,201	387,674

(1)
This balance represents the number of shares that were repurchased through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on March 30, 2000, and modified by our Board on January 24, 2002, March 22, 2007, and November 11, 2007 under which we were authorized to repurchase up to 2,671,875 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  There is no predetermined expiration date for the Program.  No shares are repurchased outside of the Program.  In November 2007, 8,000 shares were purchased by an affiliated purchaser that was outside of the Program.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2002 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Capital City Bank Group, Inc.	$100.00	$149.36	$138.15	$144.18	$151.39	$123.89
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $1B-$5B Bank Index	100.00	135.99	167.83	164.97	190.90	139.06

Item 6. Selected Financial Data

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1) (3)	2007	2006	2005	2004	2003

Interest Income	$165,323	$165,893	$140,053	$101,525	$94,830
Net Interest Income	112,241	119,136	109,990	86,084	79,991
Provision for Loan Losses	6,163	1,959	2,507	2,141	3,436
Net Income	29,683	33,265	30,281	29,371	25,193

Per Common Share:
Basic Net Income	$1.66	$1.79	$1.66	$1.74	$1.53
Diluted Net Income	1.66	1.79	1.66	1.74	1.52
Cash Dividends Declared	.710	.663	.619	.584	.525
Book Value	17.03	17.01	16.39	14.51	15.27

Key Performance Ratios:
Return on Average Assets	1.18%	1.29%	1.22%	1.46%	1.40%
Return on Average Equity	9.68	10.48	10.56	13.31	12.82
Net Interest Margin (FTE)	5.25	5.35	5.09	4.88	5.01
Dividend Pay-Out Ratio	42.77	37.01	37.35	33.62	34.51
Equity to Assets Ratio	11.19	12.15	11.65	10.86	10.98

Asset Quality:
Allowance for Loan Losses	$18,066	$17,217	$17,410	$16,037	$12,429
Allowance for Loan Losses to Loans	0.95%	0.86%	0.84%	0.88%	0.93%
Nonperforming Assets	28,163	8,731	5,550	5,271	7,301
Nonperforming Assets to Loans + ORE	1.47	0.44	0.27	0.29	0.54
Allowance to Nonperforming Loans	71.92	214.09	331.11	345.18	529.80
Net Charge-Offs to Average Loans	0.27	0.11	0.13	0.22	0.27

Averages for the Year:
Loans, Net	$1,934,850	$2,029,397	$1,968,289	$1,538,744	$1,318,080
Earning Assets	2,183,528	2,258,277	2,187,672	1,789,843	1,624,680
Total Assets	2,507,217	2,581,078	2,486,733	2,006,745	1,804,895
Deposits	1,990,446	2,034,931	1,954,888	1,599,201	1,431,808
Subordinated Notes	62,887	62,887	50,717	5,155	-
Long-Term Borrowings	37,936	57,260	70,216	59,462	55,594
Shareowners' Equity	306,617	317,336	286,712	220,731	196,588

Year-End Balances:
Loans, Net	$1,915,850	$1,999,721	$2,067,494	$1,828,825	$1,341,632
Earning Assets	2,272,829	2,270,410	2,299,677	2,113,571	1,648,818
Total Assets	2,616,327	2,597,910	2,625,462	2,364,013	1,846,502
Deposits	2,142,344	2,081,654	2,079,346	1,894,886	1,474,205
Subordinated Notes	62,887	62,887	62,887	30,928	-
Long-Term Borrowings	26,731	43,083	69,630	68,453	46,475
Shareowners' Equity	292,675	315,770	305,776	256,800	202,809

Other Data:
Basic Average Shares Outstanding	17,909,396	18,584,519	18,263,855	16,805,696	16,528,109
Diluted Average Shares Outstanding	17,911,587	18,609,839	18,281,243	16,810,926	16,563,986
Shareowners of Record(2)	1,750	1,805	1,716	1,598	1,512
Banking Locations(2)	70	69	69	60	57
Full-Time Equivalent Associates(2)	1,097	1,056	1,013	926	795

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005, and the 5-for-4 stock split effective June 13, 2003.

(2)	As of the record date. The record date is on or about March 1st of the following year.

(3)
The consolidated financial statements reflect the acquisitions of Quincy State Bank on March 19, 2004, Farmers and Merchants Bank of Dublin on October 15, 2004, and First Alachua Banking Corporation on May 20, 2005.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2007 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

In this MD&A, we present an operating efficiency ratio and an operating net noninterest expense as a percent of average assets ratio, both of which are not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provide important information regarding our results of operations.  Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and merger expenses, by the sum of tax equivalent net interest income and noninterest income.  We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense excluding intangible amortization and merger expenses from noninterest income.  Management uses these non-GAAP measures as part of its assessment of its performance in managing noninterest expenses.  We believe that excluding intangible amortization and merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	For the Years Ended December 31,
	2007	2006	2005
Efficiency ratio	70.13%	68.87%	68.46%
Effect of intangible amortization and merger expenses	(3.36)%	(3.45)%	(3.67)%
Operating efficiency ratio	66.77%	65.42%	64.79%

Reconciliation of operating net noninterest expense ratio:

	For the Years Ended December 31,
	2007	2006	2005
Net noninterest expense as a percent of average assets	2.50%	2.56%	2.44%
Effect of intangible amortization and merger expenses	(0.13)%	(0.24)%	(0.24)%
Operating net noninterest expense as a percent of average assets	2.37%	2.32%	2.20%

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and we are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 70 full-service offices located in Florida, Georgia, and Alabama.  The Bank also has a two mortgage lending offices located in Florida and one additional Georgia community.  The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, retail securities brokerage and data processing services.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management and trust fees, retail securities brokerage fees, mortgage banking revenues, merchant service fees, and data processing revenues.

Our philosophy is to grow and prosper, building long-term relationships based on quality service, high ethical standards, and safe and sound banking practices.  We maintain a locally oriented, community-based focus, which is augmented by experienced, centralized support in select specialized areas.  Our local market orientation is reflected in our network of banking office locations, experienced community executives with a dedicated President for each market, and community boards which support our focus on responding to local banking needs.  We strive to offer a broad array of sophisticated products and to provide quality service by empowering associates to make decisions in their local markets.

Our long-term vision is to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando, and Pasco counties in Florida and the western panhandle in Florida and Bibb and surrounding counties in central Georgia.  We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Expansion opportunities that will be evaluated include asset management and mortgage banking.

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

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2007 versus 2006 is provided below.

2007 Financial Performance Highlights –

▪	2007 earnings of $29.7 million, or $1.66 per diluted share, decreases of 10.8% and 7.3%, respectively, over 2006.

▪	Decline in earnings was attributable to lower net interest income and a higher loan loss provision, partially offset by an increase in noninterest income.

▪
Tax equivalent net interest income fell 5.2% over 2006 due to higher interest expense driven by higher average rates and an unfavorable shift in deposit mix as clients sought higher yielding deposit products, and a $75.0 million reduction in the level of average earning assets.

▪
Net interest margin percentage declined 10 basis points from 2006 driven by both a higher cost of funds and an increase in foregone interest income associated with a higher level of nonperforming assets.

▪	Noninterest income grew 6.7% over 2006 due primarily to higher deposit fees, data processing fees, and card fees.

▪	Noninterest expense was very well controlled during the year and increased only .35% from 2006, including a litigation reserve accrual of $1.9 million related to lawsuits filed against Visa U.S.A.

▪
Loan loss provision increased $4.2 million from 2006 due to a higher level of net charge-offs ($5.3 million, or .27% of average loans in 2007) and a higher level of required reserves reflective of the current credit environment that has been impacted by a slowdown in housing and real estate markets.  At year-end 2007, the allowance for loan losses was .95% of outstanding loans and provided coverage of 72% of nonperforming loans.

▪	Share repurchase activity continued in 2007 with 1,404,364 shares being repurchased during the year. We remain well-capitalized with a risk based capital ratio of 14.05%.

RESULTS OF OPERATIONS

Net income for 2007 totaled $29.7 million ($1.66 per diluted share) compared to $33.3 million ($1.79 per diluted share) in 2006 and $30.3 million ($1.66 per diluted share) in 2005.  Earnings per share reflect the repurchase of 1,404,364 common shares during 2007 and 164,596 common shares during 2006.

The earnings decline in 2007 of $3.6 million, or $0.13 per diluted share, reflects lower operating revenues (defined as the total of net interest income and noninterest income) of $3.2 million, an increase in the loan loss provision of $4.2 million, and slightly higher noninterest expense of $0.4 million, partially offset by lower income taxes of $4.2 million.

The growth in earnings for 2006 of $3.0 million, or $0.13 per diluted share, was primarily attributable to growth in operating revenue of $15.5 million and a reduction in the loan loss provision of $0.5 million, partially offset by an increase in noninterest expense of $11.8 million and income taxes of $1.3 million.  The increase in operating revenue was driven by an 8.3% increase in net interest income and a 13.0% increase in noninterest income.  The increase in revenues and expenses is partially attributable to our acquisition of the First National Bank of Alachua in May 2005.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1)	2007	2006	2005
Interest Income	$165,323	$165,893	$140,053
Taxable Equivalent Adjustments	2,420	1,812	1,222
Total Interest Income (FTE)	167,743	167,705	141,275
Interest Expense	53,082	46,757	30,063
Net Interest Income (FTE)	114,661	120,948	111,212
Provision for Loan Losses	6,163	1,959	2,507
Taxable Equivalent Adjustments	2,420	1,812	1,222
Net Interest Income After Provision for Loan Losses	106,078	117,177	107,483
Noninterest Income	59,300	55,577	49,198
Noninterest Expense	121,992	121,568	109,814
Income Before Income Taxes	43,386	51,186	46,867
Income Taxes	13,703	17,921	16,586
Net Income	$29,683	$33,265	$30,281

Basic Net Income Per Share	$1.66	$1.79	$1.66
Diluted Net Income Per Share	$1.66	$1.79	$1.66

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  We provide an analysis of our net interest income, including average yields and rates in Tables 2 and 3.  We provide this information on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 2007, our taxable equivalent net interest income decreased $6.3 million, or 5.2%.  This follows an increase of $9.7 million, or 8.8%, in 2006, and an increase of $23.9 million, or 27.4%, in 2005.  The decrease in our taxable equivalent net interest income in 2007 resulted from an increase in interest expense driven by higher average rates, an unfavorable shift in our deposit mix as clients sought higher yielding deposit products, and a $75 million reduction in the level of average earning assets.

For the year 2007, taxable equivalent interest income was constant compared to 2006 at $167.7 million, and increased $26.4 million, or 18.7%, in 2006 over 2005.  Taxable equivalent interest income was favorably impacted by the higher rate environment in 2007 as compared to 2006, resulting in higher yields on our earning assets during 2007, but the higher yields were offset by a net decrease in average earning assets of $74.7 million and an increase in foregone interest income attributable to the rising level of nonperforming assets, which increased from $8.7 million at year-end 2006 to $28.2 million at year-end 2007.  The higher rate environment during 2007 produced a 26 basis point improvement in the yield on earning assets, which increased from 7.42% in 2006 to 7.68% for 2007.  This compares to a 96 basis point improvement in 2006 over 2005.  As shown in Table 3, increases to interest income in the investment securities portfolio and funds sold where offset by a decline in the loan portfolio attributable to a $94.5 million decline in average loans during 2007.  Interest income is expected to decline during 2008, reflecting the lower interest rate environment stemming from reductions in the Federal Reserve’s target rate during the fourth quarter and the impact of foregone interest income associated with the current level of nonperforming assets.

Interest expense increased $6.3 million, or 13.5%, over 2006, and $16.7 million, or 55.5%, in 2006 over 2005.  The increase was a result of higher average interest rates in 2007 and an unfavorable shift in the deposit mix as clients sought higher yielding deposit products.  Interest expense on other long–term borrowings declined from the prior year attributable to maturing FHLB advances which were not renewed or replaced during the year.  The average rate paid on interest bearing liabilities in 2007 increased 39 basis points compared to 2006, reflecting the factors mentioned above.  Interest expense is expected to trend downward in 2008 driven by the lower rate environment, offset partially by a continued shift to higher yielding deposits.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 13 basis points in 2007 compared to 2006 and increased 11 basis points in 2006 compared to 2005.  The decrease in 2007 was primarily attributable to the higher rates paid on deposits.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 5.25% in 2007, compared to 5.35% in 2006 and 5.09% in 2005.  In 2007, the decline was a result of a 36 basis point increase in our cost of funds, partially offset by a 26 basis point increase in the earning asset yield.

During the last four months of 2007, the Federal Reserve reduced the federal funds rate by 100 basis points.  Additionally, Capital City Bank was the beneficiary of some large balance deposit transfers from the Florida State Board of Administration’s Local Government Investment Pool.  These new deposits took the form of negotiated public deposits and resulted in a significant increase (in excess of $200 million) in the bank’s NOW accounts late in the fourth quarter.  Both of these events impacted net interest income and the net interest margin percentage during the fourth quarter.  Overall, by aggressively lowering deposit interest rates, management believes we have been fairly successful in neutralizing the impact of the Federal Reserve’s interest rate reductions.  While the higher cost public funds have been priced to produce a positive interest rate spread and will add to net interest income, the margin is thin, and therefore, due to the volume of these new deposits, there will be an adverse impact on our net interest margin percentage going forward.  A further discussion of both of these events can be found in the sections entitled "Financial Condition" and “Results of Operations – Fourth Quarter 2007.”

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2007			2006			2005
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,934,850	$155,434	8.03%	$2,029,397	$157,227	7.75%	$1,968,289	$133,665	6.79%
Taxable Investment Securities	103,840	4,949	4.76	112,392	4,851	4.31	142,406	4,250	2.98
Tax-Exempt Investment Securities(2)	84,849	4,447	5.24	74,634	3,588	4.81	49,252	2,369	4.81
Funds Sold	59,989	2,913	4.79	41,854	2,039	4.81	27,725	991	3.53
Total Earning Assets	2,183,528	167,743	7.68%	2,258,277	167,705	7.42%	2,187,672	141,275	6.46%
Cash & Due From Banks	86,692			100,237			105,787
Allowance for Loan Losses	(17,535)			(17,486)			(17,081)
Other Assets	254,532			240,050			210,355
TOTAL ASSETS	$2,507,217			$2,581,078			$2,486,733

LIABILITIES
NOW Accounts	$$557,060	$10,748	1.93%	$518,671	$7,658	1.48%	$430,601	$2,868.67%
Money Market Accounts	397,193	13,667	3.44	370,257	11,687	3.16	275,830	4,337	1.57
Savings Accounts	119,700	279	0.23	134,033	278	0.21	152,890	292	0.19
Other Time Deposits	474,728	19,993	4.21	507,283	17,630	3.48	550,821	13,637	2.48
Total Interest Bearing Deposits	1,548,681	44,687	2.89%	1,530,244	37,253	2.43%	1,410,142	21,134	1.50%
Short-Term Borrowings	66,397	2,871	4.31	78,700	3,074	3.89	97,863	2,854	2.92
Subordinated Notes Payable	62,887	3,730	5.93	62,887	3,725	5.92	50,717	2,981	5.88
Other Long-Term Borrowings	37,936	1,794	4.73	57,260	2,705	4.72	70,216	3,094	4.41
Total Interest Bearing Liabilities	1,715,901	53,082	3.09%	1,729,091	46,757	2.70%	1,628,938	30,063	1.85%
Noninterest Bearing Deposits	441,765			504,687			544,746
Other Liabilities	42,934			29,964			26,337
TOTAL LIABILITIES	2,200,600			2,263,742			2,200,021

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	306,617			317,336			286,712

TOTAL LIABILITIES & EQUITY	$2,507,217			$2,581,078			$2,486,733

Interest Rate Spread			4.59%			4.72%			4.61%
Net Interest Income		$114,661			$120,948			$111,212
Net Interest Margin(3)			5.25%			5.35%			5.09%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $3.0 million, $3.8 million, and $3.1 million in 2007, 2006, and 2005, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS (1)

	2007 Changes From 2006			2006 Changes From 2005
		Due to Average			Due to Average
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Volume	Rate	Total	Volume	Rate
Earning Assets:
Loans, Net of Unearned Interest (2)	$(1,792)	$(7,465)	$5,673	$23,562	$5,760	$17,802
Investment Securities:
Taxable	99	(350)	449	601	(689)	1,290
Tax-Exempt (2)	858	491	367	1,219	1,220	(1)
Funds Sold	873	883	(10)	1,048	444	604

Total	38	(6,441)	6,479	26,430	6,735	19,695

Interest Bearing Liabilities:
NOW Accounts	3,090	567	2,523	4,790	586	4,204
Money Market Accounts	1,979	850	1,129	7,350	1,485	5,865
Savings Accounts	2	(29)	31	(14)	(36)	22
Time Deposits	2,364	(1,131)	3,495	3,993	(1,078)	5,071
Short-Term Borrowings	(204)	(424)	220	221	(586)	807
Subordinated Notes Payable	5	0	5	744	715	29
Long-Term Borrowings	(911)	(913)	2	(390)	(571)	181

Total	6,325	(1,080)	7,405	16,694	515	16,179

Changes in Net Interest Income	$(6,287)	$(5,361)	$(926)	$9,736	$6,220	$3,516

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

Provision for Loan Losses

The provision for loan losses was $6.2 million in 2007, compared to $2.0 million in 2006 and $2.5 million in 2005.  The increase for 2007 was attributable to an increase in net charge-offs and a higher level of required reserves reflective of the current credit environment that has been impacted by a slowdown in housing and real estate markets.  The lower loan loss provision in 2006 generally reflected a lower level of net charge-offs.  The loan loss provision in 2005 was positively impacted by a re-assessment of the allowance for loan losses to reflect the changing risk profile associated with the Bank’s sale of its credit card portfolio during the third quarter of 2004 and the integration of acquisitions.

Net charge-offs for 2007 totaled $5.3 million, or .27% of average loans for the year compared to $2.1 million, or .11% for 2006 and $2.5 million, or .13% for 2005.  At December 31, 2007, the allowance for loan losses totaled $18.1 million compared to $17.2 million in 2006 and $17.4 million in 2005.  At year-end 2007, the allowance represented .95% of total loans and provided coverage of 72% of nonperforming loans.  Management considers the allowance to be adequate based on the current level of nonperforming loans and the estimate of losses inherent in the portfolio at year-end.  See the section entitled "Financial Condition" and Tables 7 and 8 for further information regarding the allowance for loan losses.

Noninterest Income

Noninterest income increased $3.7 million, or 6.7% and $6.4 million or 13.0%, in 2007 and 2006, respectively compared to the immediately preceding year.  In both periods all categories enjoyed appreciable gains with the exception of mortgage banking, which has been adversely impacted by the slowdown in residential housing market.

The table below reflects the major components of noninterest income.

	For the Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Noninterest Income:
Service Charges on Deposit Accounts	$26,130	$24,620	$20,740
Data Processing	3,133	2,723	2,610
Asset Management Fees	4,700	4,600	4,419
Retail Brokerage Fees	2,510	2,091	1,322
Gain/(Loss) on Sale/Call of Investment Securities	14	(4)	9
Mortgage Banking Revenues	2,596	3,235	4,072
Merchant Fees(1)	7,257	6,978	6,174
Interchange Fees(1)	3,757	3,105	2,239
ATM/Debit Card Fees(1)	2,692	2,519	2,206
Other	6,511	5,710	5,407
Total Noninterest Income	$59,300	$55,577	$49,198

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $1.5 million, or 6.1%, in 2007, compared to an increase of $3.9 million, or 18.7%, in 2006.  Deposit service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges, and the collection rate.  The increase in deposit fees in both years was due to higher overdraft and nonsufficient funds ("NSF") fees reflecting higher activity levels, partially attributable to the growth in our  "Absolutely Free” checking account product, and improved fee collection efforts.  The improvement in fees for 2006 also reflects growth in deposit accounts attributable to the First National Bank of Alachua acquisition.

Asset Management Fees.  In 2007, asset management fees increased $100,000, or 2.2%, versus an increase of $181,000, or 4.1%, in 2006.  At year-end 2007, assets under management totaled $781.3 million, reflecting net growth of $27.8 million, or 3.7% over 2006.  At year-end 2006, assets under management totaled $753.5 million, reflecting net growth of $60.5 million, or 8.7% over 2005.  The increase in 2007 primarily reflects growth in new business, while the improvement in 2006 reflects both new business growth and improved asset returns.

Mortgage Banking Revenues.  In 2007, mortgage banking revenues decreased $639,000, or 19.8%, compared to a decrease of $838,000, or 20.6% in 2006.  The decline in both years reflects lower production due to the slower housing market.  We generally sell all fixed rate residential loan production into the secondary market.  Market conditions, the level of interest rates, and the percent of fixed rate production have significant impacts on our mortgage banking revenues.

Bank Card Fees.  Card fees (including merchant service fees, interchange fees, and ATM/debit card fees) increased $1.1 million, or 8.7% in 2007, compared to an increase of $2.0 million, or 18.7% in 2006.  Merchant services fees increased $279,000, or 4.0% in 2007 compared to $805,000, or 13.0% in 2006.  The improvement in both periods is directly related to growth in merchant card transaction volume primarily driven by growth in our client base.  Interchange fees increased $651,000, or 21.0% in 2007 compared to $866,000, or 38.7% in 2006, and ATM/debit card fees improved $173,000, or 6.8% in 2007 compared to $313,000, or 14.2% in 2006.  The higher interchange and ATM/debit card fees for both periods reflect an increase in our card base primarily associated with growth in transaction deposit accounts.

Noninterest income as a percent of average assets was 2.37% in 2007, compared to 2.15% in 2006, and 1.98% in 2005.  Higher deposit fees and card fees drove the improvement in 2006 and 2007.  Noninterest income as a percent of taxable equivalent operating revenues was 34.1% in 2007, up from 31.5% in 2006 reflecting growth in noninterest income and a slight reduction in the level of operating revenues.

Noninterest Expense

Noninterest expense grew by $424,000, or 0.35%, over 2006, including a $1.9 million litigation reserve recorded in the fourth quarter of 2007.  Compensation expense reflects reduced expense levels for performance based incentive plans and lower pension expense.  Lower expense for courier also contributed positively.  A pre-tax charge of $1.9 million was recorded during the fourth quarter of 2007 to establish a litigation reserve related to Visa U.S.A.’s “covered” litigation.  The reserve is based on Capital City Bank’s proportionate membership interest in Visa U.S.A. and represents a contingent liability to cover potential settlement costs associated with various lawsuits filed against Visa U.S.A.  This litigation reserve is discussed in more detail below.

Noninterest expense increased $11.8 million, or 10.7%, in 2006 due to higher expense for compensation, occupancy, intangible amortization, and interchange fees.  The increase reflects a full twelve months of expenses for the operations of First National Bank of Alachua, which was acquired in May 2005.

The table below reflects the major components of noninterest expense.

	For the Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Noninterest Expense:
Salaries	$49,206	$46,604	$40,978
Associate Benefits	11,073	14,251	12,709
Total Compensation	60,279	60,855	53,687

Premises	9,347	9,395	8,293
Equipment	9,890	9,911	8,970
Total Occupancy	19,237	19,306	17,263

Legal Fees	1,739	1,734	1,827
Professional Fees	3,855	3,402	3,825
Processing Services	1,994	1,863	1,481
Advertising	3,742	4,285	4,275
Travel and Entertainment	1,470	1,664	1,414
Printing and Supplies	2,124	2,472	2,372
Telephone	2,373	2,323	2,493
Postage	1,565	1,145	1,195
Intangible Amortization	5,834	6,085	5,440
Merger Expense	-	-	438
Interchange Fees	6,118	6,010	5,402
Courier Service	641	1,307	1,360
Miscellaneous	11,021	9,117	7,342
Total Other	42,476	41,407	38,864

Total Noninterest Expense	$121,992	$121,568	$109,814

Compensation.  Salaries and associate benefits expense decreased $577,000, or 0.95% from 2006 primarily attributable to lower expense for pension ($1.4 million) and stock based compensation ($2.0 million).  A $2.6 million, or 6.0% increase in associate salaries partially offset these declines.  Pension expense declined as a result of large contributions and strong investment returns on pension plan assets over the past three years, and an increase in the weighted-average discount rate from 2006 to 2007.  The lower expense for stock based compensation is reflective of performance goals not being met during 2007.

In 2006, salaries and benefits increased $7.2 million, or 13.4%, over 2005.  The increase in compensation was driven by higher expense for associate salaries ($5.4 million), payroll taxes ($300,000), associate insurance ($329,000), pension plan ($378,000), and stock-based compensation ($705,000).  The increase in associate salaries and payroll tax expense reflects the addition of First National Bank of Alachua associates in May 2005, annual merit/market based raises for associates, and lower realized loan cost.  Realized loan cost reflects the impact of Statement of Financial Accounting Standards (“SFAS”) No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Acquiring Loans", which requires deferral and amortization of loan costs that are accounted for as a credit offset to salary expense.  The decrease in the number of loans originated in 2006 reduced the amount of this offset.  The increase in expense for insurance and pension benefits is reflective of an increase in eligible participants.  The higher pension expense is also due to a lower discount rate used for the 2006 expense projection.  Higher stock based compensation reflects an increase in plan participants and higher target awards due to the adoption of our new Stock-based Incentive Compensation Plan, which rewards our senior management team for meeting certain earnings performance milestones.

Occupancy.  Occupancy expense (including furniture, fixtures and equipment) decreased by $69,000, or 0.36% in 2007, compared to a $2.0 million, or 11.8% increase in 2006.  For 2007, we realized a decrease in depreciation (furniture, fixtures, and equipment) expense of $472,000 and maintenance and repairs (buildings) expense of $254,000.  Partially offsetting these declines were increases in maintenance and repairs (furniture, fixtures, and equipment) expense of $273,000 and software license expense of $230,000.  The reduction in depreciation (furniture, fixtures, and equipment) was due to several large capital assets that became fully depreciated during 2007.  The lower expense for maintenance and repairs (buildings) reflects management’s efforts to better manage this expense.  The increase in expense for maintenance and repairs (furniture, fixtures, and equipment) primarily reflects the cost of new/replacement telecommunications and network cabling associated with the implementation of voice over IP and remote office capture technology during 2007.  The increase in software license expense primarily reflects the purchase of certain technology aimed at improving our sales monitoring, operational procedures, and budgeting/planning efforts.

The increase in 2006 was due to higher expense for depreciation ($895,000), maintenance and repairs - for our buildings as well as furniture, fixtures, and equipment ($276,000), utilities ($343,000), maintenance agreements ($364,000), and building insurance ($143,000).  The increase in depreciation is due to the addition of First National Bank of Alachua offices as well as renovations.  An increase in our general maintenance expense associated with banking offices, core processing/networking systems and ATMs drove the increase in maintenance and repairs.  Utility expense increased due to a mid-year rate hike and the addition of First National Bank of Alachua in May 2005.  The increase in expense for maintenance agreements is primarily due to an increase in core processing and networking costs partially attributable to enhancement of our back-up and recovery capabilities.  The addition of new/replacement offices, office renovations, and an insurance premium increase drove the increase in building insurance.

Other.  Other noninterest expense increased $1.3 million, or 3.7%, in 2007, compared to $2.5 million, or 6.5% in 2006.  The increase in 2007 was primarily attributable to a pre-tax charge of $1.9 million, which was recorded in the fourth quarter of 2007 to establish a litigation reserve.  The Bank is a member of Visa U.S.A. and this reserve was established in connection with lawsuits filed against Visa U.S.A., which is generally referred to as the “Covered” litigation.  We currently anticipate that our proportional share of the proceeds of Visa’s planned IPO will more than offset any liabilities related to our pro-rata share of the “Covered” litigation.  The nature and circumstances regarding this charge, which is expected to be reversed upon consummation of Visa Inc.’s planned IPO, is explained in Form 8-Ks filed with the SEC on January 10, 2008 and January 22, 2008.

The increase in 2006 was attributable primarily to higher expense for: (1) processing services - $382,000, (2) travel and entertainment - $250,000, (3) intangible amortization - $645,000, (4) interchange fees - $608,000, and (5) miscellaneous - $1.4 million.  The increase in processing services is due to the addition of core processing system applications and system upgrade and enhancements.  The higher expense for travel and entertainment is due primarily to an increase in associate training and company events during the year.  The increase in intangible amortization reflects new core deposit amortization from the First National Bank of Alachua acquisition.  The increase in interchange fees is due to increased merchant card transaction volume.  Miscellaneous expense grew due to increases in other losses, ATM/debit card production, associate hiring and training expense.

The operating net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and merger expenses, as a percent of average assets) was 2.27% in 2007 compared to 2.32% in 2006, and 2.20% in 2005.  Our operating efficiency ratio (expressed as noninterest expense, net of intangible amortization and merger expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 66.8%, 65.4%, and 64.8% in 2007, 2006 and 2005, respectively.  During 2007, we took steps to strengthen our expense control procedures, including enhancement of current expense policies, creation of an expense control committee to focus on identifying cost savings strategies, and improve accountability for expense management across our various divisions – these efforts will continue and are now part of our strategic planning process.  The increase in the operating efficiency ratio during 2007 is reflective of a lower level of operating revenues (tax equivalent net interest income plus noninterest income).

Income Taxes

The consolidated provision for federal and state income taxes was $13.7 million in 2007, compared to $17.9 million in 2006, and $16.6 million in 2005.  Lower taxable income drove the decline in the tax provision for 2007.  The increases in 2006 and 2005 were due to higher taxable income driven by earnings growth.  Lower tax-exempt income also contributed to the increase in 2005.

The effective tax rate was 31.6% in 2007, 35.0% in 2006, and 35.4% in 2005.  These rates differ from the combined federal and state statutory tax rates due primarily to tax-exempt income on loans and securities.  The 2007 effective tax rate was positively impacted by a higher level of tax-free loan income and a fourth quarter true-up of our deferred tax liabilities which resulted in a net reduction in our income tax provision of $937,000.

FINANCIAL CONDITION

Average assets totaled $2.5 billion, a decrease of $73.9 million, or 2.9%, in 2007 versus the comparable period in 2006.  Average earning assets for 2007 were $2.2 billion, representing a decrease of $74.7 million, or 3.3%, over 2006.  A decline in average loans of $94.5 million, or 4.7%, partially offset by an increase to average funds sold of $8.1 million, or 43.3% were the reasons for the earning asset decrease in 2007.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

Average loans decreased $94.5 million, or 4.7%, over the comparable period in 2006.  Loans as a percent of average earning assets declined to 88.6% in 2007, down from the 2006 level of 90.0%.  Our loan has declined due to a high level of principal pay-downs and loan pay-offs, including the pay-off of several larger commercial loans, and a slowing of lending activity.  Minimal growth during 2007 was experienced in the consumer portfolio, primarily in auto finance and home equity lines of credit.  Average loans during the fourth quarter of 2007 increased slightly from the linked quarter attributable to a slowing in loan pay-offs.

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

Table 4
SOURCES OF EARNING ASSET GROWTH

	2006 to	Percentage	Components of
	2007	Of Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2007	2006	2005

Loans:
Commercial, Financial, and Agricultural	(12,244)	(16.0)%	9.5%	9.7%	9.5%
Real Estate – Construction	(15,711)	(21.0)%	7.3%	7.8%	6.9%
Real Estate – Commercial	(29,417)	(39.0)%	29.2%	29.5%	31.4%
Real Estate – Residential	(38,282)	(51.0)%	31.5%	32.2%	31.3%
Consumer	1,107	1.0%	11.2%	10.7%	10.9%
Total Loans	(94,547)	(126.00)%	88.7%	89.9%	90.0%

Investment Securities:
Taxable	(8,552)	(12.0)%	4.8%	5.0%	6.5%
Tax-Exempt	10,215	14.0%	3.8%	3.2%	2.3%
Total Securities	1,663	2.0%	8.6%	8.2%	8.8%

Funds Sold	18,135	24.0%	2.7%	1.9%	1.2%

Total Earning Assets	$(74,749)	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 97.2% in 2007 from 99.7% in 2006.  This compares to an average loan-to-deposit ratio in 2005 of 100.7%.  The lower loan-to-deposit ratios reflect declining loan balances, which until the fourth quarter of 2007, have declined for seven straight quarters.

The composition of our loan portfolio at December 31, for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio as of December 31, 2007, based upon maturities.  As a percent of the total portfolio, loans with fixed interest rates represent 36.4% as of December 31, 2007, versus 35.7% at December 31, 2006.

Table 5
LOANS BY CATEGORY

	As of December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003
Commercial, Financial and Agricultural	$208,864	$229,327	$218,434	$206,474	$160,048
Real Estate - Construction	142,248	179,072	160,914	140,190	89,149
Real Estate - Commercial	634,920	643,885	718,741	655,426	391,250
Real Estate - Residential	680,800	709,735	723,336	600,375	467,790
Consumer	249,018	237,702	246,069	226,360	233,395
Total Loans, Net of Unearned Interest	$1,915,850	$1,999,721	$2,067,494	$1,828,825	$1,341,632

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$83,469	$93,283	$32,112	$208,864
Real Estate	377,077	224,994	855,897	1,457,968
Consumer(1)	31,134	208,611	9,273	249,018
Total	$491,680	$526,888	$897,282	$1,915,850

Loans with Fixed Rates	$321,011	$346,198	$31,206	$698,415
Loans with Floating or Adjustable Rates	170,669	180,690	866,076	1,217,435
Total	$491,680	$526,888	$897,282	$1,915,850

(1)	Demand loans and overdrafts are reported in the category of one year or less.

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

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis.  Loans that have been identified as impaired are reviewed for adequacy of collateral, with a specific reserve assigned to those loans when necessary.  A loan is deemed impaired when, based on current information and events, it is probable that the company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement.  All loan relationships that exceed $100,000 are reviewed for impairment.  The evaluation is based on current financial condition of the borrower or current payment status of the loan.

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

Once specific reserves have been assigned to impaired loans, general reserves are assigned to the remaining portfolio.  General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction, residential 1-4 family, home equity, and consumer.  General reserves are assigned based on historical loan loss ratios (by pool) and are adjusted for various internal and external environmental factors unique to each loan pool.

The allowance for loan losses is compared against the sum of the specific reserves assigned to impaired loans plus the general reserves assigned to the remaining portfolio.  The unallocated portion of the allowance is monitored on a regular basis and adjusted based on management’s determination of estimation risk.  Table 7 analyzes the activity in the allowance over the past five years.

The allowance for loan losses was $18.1 million at December 31, 2007 and $17.2 million at December 31, 2006.  As a percent of total loans (net of overdrafts), the allowance was 0.95% in 2007 and 0.86% in 2006.  The allowance for loan losses reflects management’s current estimate of the credit quality of our loan portfolio.  While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, management’s assessment of the loan portfolio does not indicate a likelihood of this occurrence.  It is management’s opinion that the allowance at December 31, 2007 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years.  The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed.  There was a significant change in the reserve allocation in 2004 as noted by reserves held for the consumer loan, commercial real estate, and commercial portfolios.  The Bank's credit card portfolio, which previously accounted for up to one-third of net loan losses annually, was sold in August 2004, thus reducing the reserves required to support consumer loans.  The large increase in 2004 for reserves held for commercial real estate and commercial loans was due to the acquisition of loans from Farmers and Merchants Bank of Dublin in late 2004.  Additionally, First National Bank of Alachua was acquired during 2005, which pushed total reserves higher.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(Dollars in Thousands)	2007		2006		2005		2004		2003

Balance at Beginning of Year	$17,217		$17,410		$16,037		$12,429		$12,495
Acquired Reserves	-		-		1,385		5,713		-
Reserve Reversal(1)	-		-		-		(800)		-

Charge-Offs:

Commercial, Financial and Agricultural	1,462		841		1,287		873		426
Real Estate - Construction	166		-		-		-		-
Real Estate - Commercial	709		346		255		48		91
Real Estate - Residential	1,429		280		321		191		228
Consumer	3,451		2,516		2,380		3,946		3,794
Total Charge-Offs	7,217		3,983		4,243		5,058		4,539

Recoveries:

Commercial, Financial and Agricultural	174		246		180		81		142
Real Estate - Construction	-		-		-		-		-
Real Estate - Commercial	14		17		3		14		-
Real Estate - Residential	36		11		37		188		18
Consumer	1,679		1,557		1,504		1,329		877
Total Recoveries	1,903		1,831		1,724		1,612		1,037

Net Charge-Offs	5,314		2,152		2,519		3,446		3,502

Provision for Loan Losses	6,163		1,959		2,507		2,141		3,436

Balance at End of Year	$18,066		$17,217		$17,410		$16,037		$12,429

Ratio of Net Charge-Offs to Average Loans Outstanding	.27%		.11%		.13%		.22%		.27%

Allowance for Loan Losses as a Percent of Loans at End of Year	.94%		.86%		.84%		.88%		.93%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	3.40	x	8.00	x	6.91	x	4.65	x	3.55	x

(1)	Reflects recapture of reserves allocated to the credit card portfolio sold in August 2004.

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2007		2006		2005		2004		2003
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans

Commercial, Financial and Agricultural	$$3,106	10.9%	$3,900	11.5%	$3,663	10.6%	$4,341	11.3%	$2,824	11.9%
Real Estate:
Construction	3,117	7.4	745	9.0	762	7.8	578	7.7	313	6.6
Commercial	4,372	33.1	5,996	32.2	6,352	34.7	6,296	35.8	2,831	29.2
Residential	3,733	35.6	1,050	35.5	1,019	35.0	705	32.8	853	34.9
Consumer	2,790	13.0	3,081	11.8	3,105	11.9	2,966	12.4	4,169	17.4
Not Allocated	948	-	2,445	-	2,509	-	1,151	-	1,439	-

Total	$$18,066	100.0%	$17,217	100.0%	$17,410	100.0%	$16,037	100.0%	$12,429	100.0%

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

Our nonperforming loans increased $17.1 million, or 212%, from a level of $8.0 million at December 31, 2006.  During 2007, we added loans totaling approximately $39.8 million to non-accruing status, while removing loans totaling $22.7 million.  Of the $22.7 million removed, $2.3 million consisted of principal reductions and loan payoffs, $4.6 million represented loans transferred to other real estate, $14.3 million consisted of loans brought current and returned to an accrual status, and $1.5 million was charged off.  The increase in nonaccrual loans is partly attributable to the addition of three large loan relationships to nonaccrual status during the fourth quarter of 2007.  Two of the aforementioned loans totaling $4.8 million are to borrowers employed in the real estate market and the other loan relationship totaling $5.9 million consists of loans to a commercial business.  The make-up of nonaccrual loans (by loan type) at year-end was as follows (in millions): commercial - $0.6, construction - $6.5, commercial real estate - $11.4, and residential real estate - $6.6.  Management has allocated specific reserves to absorb anticipated losses on these nonperforming loans.

We review loans for potential impairment on a quarterly basis.   A loan is deemed impaired when, based on current information and events, it is probable that the company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement. When a loan is considered impaired, we review our exposure to credit loss.  If credit loss is probable, a specific reserve is allocated to absorb the anticipated loss.  We had $36.6 million in loans considered impaired at December 31, 2007.  We have established specific reserves for these loans in the amount of $4.7 million.

Table 9
RISK ELEMENT ASSETS

	As of December 31,
(Dollars in Thousands)	2007	2006	2005	2004	2003

Nonaccruing Loans	$25,119	$8,042	$5,258	$4,646	$2,346
Restructured	-	-	-	-	-
Total Nonperforming Loans	25,119	8,042	5,258	4,646	2,346
Other Real Estate Owned	3,043	689	292	625	4,955
Total Nonperforming Assets	$28,162	$8,731	$5,550	$5,271	$7,301

Past Due 90 Days or More	416	135	309	$605	$328

Nonperforming Loans/Loans	1.31%	.40%	.25%	.25%	.17%
Nonperforming Assets/Loans Plus Other Real Estate	1.47%	.44%	.27%	.29%	.54%
Nonperforming Assets/Capital(1)	9.06%	2.62%	1.72%	1.93%	3.39%
Allowance/Nonperforming Loans	71.92%	214.09%	331.11%	345.18%	529.80%

(1)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

We recognize interest on non-accrual loans only when payments are received.  We apply cash payments collected on non-accrual loans against the principal balance or recognize it as interest income based upon management’s expectations as to the ultimate collectability of principal and interest in full.  If interest on non-accruing loans had been recognized on a fully accruing basis, we would have recorded an additional $922,000 of interest income for the year ended December 31, 2007.

Other real estate totaled $3.0 million at December 31, 2007, versus $689,000 at December 31, 2006.  This category includes property owned by the Bank that was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure.  During 2007, we added properties totaling $3.5 million, and partially or completely liquidated properties totaling $1.1 million, resulting in a net increase in other real estate of approximately $2.4 million.

Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  Potential problem loans totaled $10.2 million at December 31, 2007, compared to $11.8 million at year-end 2006.

Loans past due 90 days or more and still on accrual status totaled $416,000 at year-end, up from $135,000 at the previous year-end.

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

While we have a majority of our loans (76.1%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2007, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 33.1% and 35.5%, respectively, of the loan portfolio.

Our real estate loan portfolio, while subject to cyclical pressures, is not unusually speculative in nature and is originated at amounts that are within or exceed regulatory guidelines for collateral values.  Management anticipates no significant reduction in the percentage of real estate loans to total loans outstanding.

Management is continually analyzing its loan portfolio in an effort to identify and resolve problem assets as quickly and efficiently as possible.  As of December 31, 2007, management believes it has identified and adequately reserved for such problem assets.  However, management recognizes that many factors can adversely impact various segments of our markets, creating financial difficulties for certain borrowers.  As such, management continues to focus its attention on promptly identifying and providing for potential losses as they arise.

Investment Securities

In 2007, our average investment portfolio increased $1.7 million, or 0.9%, from 2006 and decreased $4.6 million, or 2.4%, from 2005 to 2006.  As a percentage of average earning assets, the investment portfolio represented 8.6% in 2007, compared to 8.3% in 2006.  In 2007, the increase in the average balance of the investment portfolio was primarily due to the reinvestment of a portion of the interest earned on these investments.  In 2006, the decline in the average balance of the investment portfolio was primarily due to the timing of reinvesting maturities.  In 2008, we will closely monitor liquidity levels to assess the need to purchase additional investments.

In 2007, average taxable investments decreased $8.6 million, or 7.6%, while tax-exempt investments increased $10.2 million, or 13.7%.  We changed the mix because tax-exempt securities offered a more attractive spread  compared to taxable securities during the year. Management will continue to purchase "bank qualified" municipal issues when it considers the yield to be attractive and we can do so without adversely impacting our tax position.  As of December 31, 2007, we have the ability to purchase additional tax-exempt securities without adverse tax consequences.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of December 31, 2007, all securities are classified as available-for-sale.  The classification of securities as available-for-sale offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive loss component of shareowners' equity.  At December 31, 2007, shareowners' equity included a net unrealized gain in the investment portfolio of $0.4 million, compared to a net unrealized loss of $0.8 million at December 31, 2006.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

The average maturity of the total portfolio at December 31, 2007 and 2006 was 1.63 and 1.75 years, respectively. See Table 10 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2007 was 5.08%, versus 4.72% in 2006. The higher rates for the first three quarters allowed purchases of securities with yields higher than those of maturing bonds.   The fed rate cuts will have an unfavorable impact on investment income in 2008.  The quality of the municipal portfolio at year-end is depicted on page 41.  There were no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2007.  Due diligence is continually performed on the investment portfolio, namely the municipal bonds.  Special attention is given to municipal bond insurers to ensure diversification, and the strength of the bonds’ underlying rating is being considered in any new purchases.  Our mortgage bank security portfolio is high quality and has no subprime market exposure.

Table 10 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	As of December 31,
	2007			2006			2005
(Dollars in Thousands)	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield

U.S. GOVERNMENTS
Due in 1 year or less	$36,441	$36,570	4.62%	$17,329	$17,150	3.45%	$58,032	$57,621	2.30%
Due over 1 year through 5 years	25,264	25,493	4.46	56,388	55,978	4.64	24,296	23,662	3.52
Due over 5 years through 10 years	-	-	-	-	-	-	1,970	1,948	3.57
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	61,705	62,063	4.56%	73,717	73,128	4.36	84,298	83,231	2.68

STATES & POLITICAL SUBDIVISIONS
Due in 1 year or less	25,675	25,697	5.19	31,438	31,300	4.21	21,097	21,048	4.66
Due over 1 year through 5 years	64,339	64,304	5.38	52,183	51,922	5.25	32,130	31,702	4.11
Due over 5 years through 10 years	-	-	-	-	-	-	384	393	6.53
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	90,014	90,001	5.32%	83,621	83,222	4.86	53,611	53,143	4.34

MORTGAGE-BACKED SECURITIES(2)
Due in 1 year or less	4,125	4,117	4.23	3,568	3,571	5.37	339	337	3.97
Due over 1 year through 5 years	15,043	15,070	4.89	14,942	14,732	4.58	14,958	14,685	4.12
Due over 5 years through 10 years	7,166	7,100	5.21	4,734	4,593	5.02	5,651	5,509	5.09
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	26,334	26,287	4.87%	23,244	22,896	4.79	20,948	20,531	4.38

OTHER SECURITIES
Due in 1 year or less	-	-	-	-	-	-	-	-	-
Due over 1 year through 5 years	-	-	-	-	-	-	-	-	-
Due over 5 years through 10 years	1,000	1,061	5.00	-	-	-	-	-	-
Due over 10 years(3)	11,307	11,307	5.90	12,648	12,648	5.78	14,114	14,114	4.75
TOTAL	12,307	12,368	5.90	12,648	12,648	5.78	14,114	14,114	4.75

TOTAL INVESTMENT SECURITIES	$190,360	$190,719	5.08%	$193,230	$191,894	4.72%	$172,971	$171,019	3.57%

(1)
Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2)	Based on weighted average life.

(3)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY

	As of December 31,
(In Years)	2007	2006	2005
U.S. Governments	1.09	1.76	1.01
States and Political Subdivisions	1.48	1.39	1.31
Mortgage-Backed Securities	3.47	3.05	5.05
Other Securities	-	-	-
TOTAL	1.63	1.75	1.65

MUNICIPAL PORTFOLIO QUALITY
(Dollars in Thousands)

Moody's Rating	Amortized Cost	Percentage
AAA	$84,041	93.36%
AA-1	-	-
AA-2	-	-
AA-3	-	-
AA	-	-
Not Rated(1)	5,973	6.64
Total	$90,014	100.00%

(1)	All of the securities not rated by Moody's are rated "AA" or higher by S&P.

Deposits and Funds Purchased

In 2007, average total deposits of $1.99 billion decreased $44.5 million, or 2.2%, over the comparable year.  Our noninterest bearing deposits and certificates of deposit declined $62.9 million and $32.5 million, respectively.  Savings balances declined by $14.3 million from the prior year.  Average noninterest bearing deposits as a percent of average total deposits declined from 24.8% in 2006 to 22.2% in 2007, which is partially attributable to the natural disintermediation that occurs in a higher rate environment as clients seek higher yielding deposit products.  The decrease in certificates of deposit reflects management’s strategy to manage the overall mix of deposits and not compete with higher rate paying competitors for this funding source unless the relationship is profitable and warrants retention.  Partially offsetting the declines above were increases in NOW and money market deposits reflecting growth in our interest bearing “Absolutely Free” checking accounts and our negotiated rate deposit products.

Compared to the linked third quarter of 2007, average deposits increased $62.6 million, or 3.2% due to a significant increase in the level of public funds, a portion of which is attributable to normal seasonal activity, while the balance is due to changing market conditions.  During the fourth quarter, several local government entities, which are clients, transferred significant balances from the State Board of Administration's Local Government Investment Pool to the Bank.  These balances are reflected in our NOW account deposits, which increased, based on monthly averages, from $521 million in September to $719 million in December.  While this growth added to our net interest income, public funds are generally higher cost deposits, which drove our average cost of funds up and thereby lowered our net interest margin percentage for the quarter.  Although these deposits are higher rate negotiated deposits, the changing market conditions offer an excellent opportunity to further cultivate these relationships and take advantage of both lending and asset management opportunities.  As is normal with seasonal deposits, management expects deposit levels to decline during the first quarter of 2008.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in our deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances (maturing in less than one year), and other borrowings, decreased $12.3 million, or 15.6%.  The decrease is attributable to a $15.8 million decrease in other borrowings primarily attributable to maturities of FHLB advances, and a $0.8 million decrease in funds purchased, partially offset by a $4.3 million increase in repurchase agreements.  See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Table 11
SOURCES OF DEPOSIT GROWTH

	2006 to	Percentage	Components of
	2007	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2007	2006	2005
Noninterest Bearing Deposits	$(62,922)	(141.4)%	22.2%	24.8%	27.9%
NOW Accounts	38,389	86.3	28.0	25.5	22.0
Money Market Accounts	26,936	60.6	20.0	18.2	14.1
Savings	(14,333)	(32.2)	6.0	6.6	7.8
Time Deposits	(32,555)	(73.2)	23.9	24.9	28.2
Total Deposits	$(44,485)	100.0%	100.0%	100.0%	100.0%

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	December 31, 2007
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$34,043	26.24%
Over three through six months	31,235	24.07
Over six through twelve months	52,823	40.71
Over twelve months	11,656	8.98
Total	$129,757	100.00%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity for a banking institution is the availability of funds to meet increased loan demand and excessive deposit withdrawals.  Management monitors our financial position in an effort to ensure we have ready access to sufficient liquid funds to meet normal transaction requirements, can take advantage of investment opportunities, and cover unforeseen liquidity demands.  In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (e.g., collection of interest and fees), federal funds sold, loan and investment maturities, our bank lines of credit, approved lines for the purchase of federal funds by CCB, and Federal Home Loan Bank advances.

We ended 2007 with $166.6 million in liquidity, an increase of $87.5 million from the previous year-end.  On a year-to-date average basis, liquidity increased $18.1 million from 2006.  The increase in average liquidity was primarily the result of the decline in loans partially offset by the decline in deposits and the repurchase of $43 million in our common stock during the year.  The higher level of liquidity at year-end was a result of the aforementioned deposit growth experienced during the fourth quarter of 2007.

Borrowings

At December 31, 2007, we had $38.7 million in borrowings outstanding to the Federal Home Loan Bank of Atlanta ("FHLB") consisting of 32 notes.  Seven notes totaling $12.2 million are classified as short-term borrowings with the remaining notes classified as long-term borrowings with maturities ranging from 2009 to 2023.  The interest rates are fixed and the weighted average rate at December 31, 2007 was 4.70%. Required cash payments (including principal reductions and maturities) for the FHLB advances are detailed in Table 13.  Approximately $28.6 million of the aforementioned FHLB debt is related to match-term funding for loans originated by the Bank.  During 2007, we obtained one advance from the FHLB for $1.7 million with a fixed rate of 5.31% and maturing in 2014.  The FHLB notes are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings.

Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2007.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	1 – 3 Yrs	3 – 5 Yrs	> 5 Years	Total
Federal Home Loan Bank Advances	$14,604	$5,493	$5,157	$13,403	$38,657
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	1,425	2,318	1,398	5,700	10,841
Time Deposit Maturities	408,041	57,101	2,231	-	467,373
Liability for Unrecognized Tax Benefits	95	179	1,502	2,031	3,807
Total Contractual Cash Obligations	$424,165	$65,091	$10,288	$84,021	$583,565

We issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings.  The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a fixed rate of 5.71% for five years, then adjustable annually to LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The proceeds of this borrowing were used to partially fund the Farmers and Merchants Bank of Dublin acquisition in 2004.  The interest payments for the CCBG Capital Trust II borrowing are due quarterly at a fixed rate of 6.07% for five years, then adjustable quarterly to LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of this borrowing were used to partially fund the First National Bank of Alachua acquisition in 2005.

We anticipate that our capital expenditures will approximate $20.0 million over the next twelve months. These capital expenditures are expected to consist primarily of new office construction, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures can be funded with existing resources internally without impairing our ability to meet our on-going obligations.

Capital

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at year-end was 11.19%, 12.15%, and 11.65%, in 2007, 2006, and 2005, respectively.  Management believes its strong capital base not only offers protection against adverse developments that may arise during the course of an economic downturn, but it also places the company in a position to take advantage of opportunities that arise, including investments, acquisitions, and/or stock purchases.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments.  Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital.  As of December 31, 2007, we exceeded these capital guidelines with a total risk-based capital ratio of 14.05% and a Tier 1 ratio of 13.05%, compared to 14.95% and 14.00%, respectively, in 2006.  As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings.  See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A tangible leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets.  The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs.  An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans.  On December 31, 2007, we had a leverage ratio of 10.41% compared to 11.30% in 2006. The slight decreases in capital ratios at December 31, 2007 reflect both balance sheet growth and the repurchase of $43.0 million in CCBG common stock during 2007.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2007	2006	2005
Common Stock	172	185	186
Additional Paid-in Capital	38,243	80,654	83,304
Retained Earnings	260,325	243,242	223,532
Subtotal	298,740	324,081	307,022
Accumulated Other Comprehensive (Loss), Net of Tax	(6,065)	(8,311)	(1,246)
Total Shareowners' Equity	$292,675	$315,770	$305,776

At December 31, 2007, our common stock had a book value of $17.03 per diluted share compared to $17.01 in 2006.  Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale.  At December 31, 2007, the net unrealized gain was $.4 million compared to a net unrealized loss of $.8 million in 2006.  Beginning in 2006, book value has been impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with SFAS 158.  At December 31, 2007, the net pension liability reflected in other comprehensive income was $6.3 million compared to $7.5 million at December 31, 2006.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  Through December 31, 2007, we have repurchased a total of 2,284,201 shares at an average purchase price of $26.05 per share.  During 2007, we repurchased 1,404,364 shares at an average purchase price of $30.75.

We offer an Associate Incentive Plan under which certain associates are eligible to earn shares of our common stock based upon achieving established performance goals.  In 2007, we issued 32,799 shares, valued at approximately $1.2 million under this plan related to the 2006 financial performance goal.  No shares were earned under this plan in 2007.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount.  In 2007, 35,659 shares, valued at approximately $1.1 million (before 10% discount), were issued under these plans.

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

Dividends declared and paid totaled $.7100 per share in 2007.  For the first through the third quarters of 2007 we declared and paid a dividend of $.1750 per share.  The dividend was raised 5.7% in the fourth quarter of 2007 from $.1750 per share to $.1850 per share.  We paid dividends of $.6625 per share in 2006 and $.6185 per share in 2005.  The dividend payout ratio was 42.77%, 37.01%, and 37.35% for 2007, 2006 and 2005, respectively.  Total cash dividends declared per share in 2007 represented a 4.1% increase over 2006.  All share and per share data has been adjusted to reflect the five-for-four stock split effective July 1, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2007, we had $437.8 million in commitments to extend credit and $17.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet on-going obligations.  In the event these commitments require funding in excess of historical levels, management believes current liquidity, available advances from the FHLB and investment security maturities provide a sufficient source of funds to meet these commitments.

Fourth Quarter, 2007 Financial Results

For the fourth quarter, earnings totaled $7.7 million, or $.44 per diluted share compared to $7.2 million, or $.41 per diluted share, in the previous quarter.  A favorable variance in operating revenues of $1.0 million was partially offset by unfavorable variances in the loan loss provision of $147,000 and noninterest expense of $1.7 million.  The increase in operating revenues reflects higher noninterest income of $1.4 million, partially offset by lower net interest income of $365,000, while the increase in operating expenses reflects the recognition of a $1.9 million litigation reserve associated with our membership in Visa U.S.A.  We also trued-up our deferred tax liabilities which favorably impacted tax expense by $937,000 in the fourth quarter.

For the fourth quarter, tax equivalent net interest income decreased $321,000, or 1.1%, compared to the previous quarter driven primarily by the loss of interest income associated with a higher level of non-performing assets.  The net interest margin decreased 17 basis points to 5.10% for the quarter reflecting a higher level of nonperforming assets and a shift in the mix of our interest bearing deposits.  The earning asset yield declined 25 basis points to 7.50% due primarily to a 20 basis point decline in the loan yield and a 75 basis point reduction in the yield on short-term (over-night) investments, reflecting rate reductions by the Federal Reserve totaling 100 basis points between September 18th and December 11th; and an increasing level of nonperforming assets during the quarter.  Approximately 6 basis points of the 25 basis point reduction in yield are attributable to a higher level of non-performing assets.  The average cost of funds declined eight basis points reflecting a reduction of average rates paid in response to the Federal Reserve’s rate cuts; however, a significant portion of this benefit was offset by the influx of higher costs public funds as noted below.

The provision for loan losses increased $147,000 over the third quarter to $1.7 million.  The reserve as a percentage of total loans (net of overdrafts) was .95% at both the end of the fourth quarter and third quarter.  For the fourth quarter, net charge-offs totaled $1.6 million, or .34% of average loans compared to $1.0 million, or .21% for previous quarter with consumer loans accounting for $486,000, or 88% of the increase.

Noninterest income for the fourth quarter of $15.8 million was $1.4 million, or 9.6% higher than the previous quarter.  Higher deposit service fees ($870,000), data processing fees ($77,000), and bankcard fees ($105,000) drove the improvement for the quarter.  Miscellaneous income also increased for the quarter driven by gains realized on the sale of a banking office ($540,000) and the sale of shares of Mastercard ($149,000).  These favorable variances were partially offset by a reduction in mortgage banking revenues ($217,000) and asset management fees ($100,000).

Noninterest expense for the fourth quarter increased $1.7 million, or 5.7% over the prior quarter due to a contingency loss accrual in the amount of $1.9 million ($1.2 million after-tax or $.07 per share) related to the company’s membership in the Visa U.S.A. network.  Excluding the impact of the aforementioned loss accrual and a variance in pension expense ($0.2 million in pension expense was recorded in the fourth quarter as compared to approximately $1.7 million per quarter in prior quarters), core operating expenses increased $1.3 million due primarily to higher salary expense ($587,000) and advertising expense ($275,000).  Salary expense increased due to the true-up of performance based incentive accruals, slightly higher base salary expense, and a lower credit offset to salary expense from FASB 91 loan cost.  The increase in advertising expense is due to an increase in Absolutely-Free Checking advertising costs driven by the addition of a new office, and a planned brand recognition advertising campaign that began in the second half of the year.

For the quarter, earning assets averaged $2.191 billion, up from $2.145 billion in the third quarter.  The increase is primarily attributable to an increase in deposits, which is discussed in more detail below.  Average loans for the fourth quarter increased $0.8 million to $1.908 billion, which represents the first quarterly increase in two years.  The increase in tax-free loans ($4.9 million) is a seasonal variation which typically decreases in the following quarter.

At month-end December, nonperforming assets totaled $28.2 million compared to $14.1 million at the previous quarter-end.  The level of non-accrual loans increased $12.7 million during the quarter to $25.1 million.  There was a significant level of activity in the non-accrual loan category for the quarter, but a majority of the increase can be attributed to three large loan relationships totaling $10.7 million.  Two of these loans totaling $4.8 million are to borrowers in the real estate market and the other loan relationship totaling $5.9 million consists of loans to a commercial business.  Other real estate owned increased by $1.4 million.  The nonperforming asset ratio and nonperforming loans coverage ratio were 1.47% and 71.9% at quarter-end compared to .74% and 145.5%, respectively, at the end of the third quarter reflecting a rising level of nonperforming loans during the quarter.

Average deposits for the quarter increased $62.6 million, or 3.2% from the third quarter due primarily to an increase in NOW accounts ($82.6), partially offset by a reduction in DDA accounts ($16.1 million).  On a period-end basis, negotiated NOW accounts increased $211 million, or 114%, from $185 million at the end of September to $396 million at the end of December.  While a portion of the increase is normal seasonal activity, a majority of this increase reflects the movement from the State Board of Administration’s Local Government Investment Pool, which encountered issues regarding the quality of its investments and began to suffer large withdrawals and eventually had to freeze the fund on November 29, 2007.  CCB has been a beneficiary of this movement of funds to banks.  Generally, these are expensive deposits priced at a spread below the Fed funds rate.  Although profitable, the margin on these deposits is thin.  As noted above, this influx of higher cost deposits had a significant impact on our cost of funds and, therefore, our net interest margin percentage.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances.  The allowance for loan losses is a significant estimate and we evaluate the allowance quarterly for adequacy.  The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period.  A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements.

Intangible Assets.  Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis to determine if there has been impairment of our goodwill.  We have determined that no impairment existed at December 31, 2007.  Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit.  Significant changes to these estimates may have a material impact on our reported results.

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

The weighted-average discount rate is determined by matching the anticipated Retirement Plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2007 was 6.00%.  The estimated impact to 2007 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease of approximately $293,000 and an increase of approximately $306,000, respectively.  We anticipate using a 6.25% discount rate in 2008.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2007 was 8.0%.  The estimated impact to pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $159,000 decrease or increase, respectively.  We anticipate using a rate of return on plan assets for 2008 of 8.0%.

The assumed rate of annual compensation increases of 5.50% in 2007 is based on expected trends in salaries and the employee base.  This assumption is not expected to change materially in 2008.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”)

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”   SFAS 141R is effective for business combinations closing on or after January 1, 2009.  We are in the process of reviewing the impact of SFAS 141R.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle.  Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change.  SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability.  SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate.  The adoption of SFAS 154 on January 1, 2006 did not significantly impact our financial statements.

SFAS No. 157, "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective on January 1, 2008 and is not expected to have a significant impact on our financial statements.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88 106, and 132(R)."  SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position.  The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans).  An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income.  SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation.  We recognized the funded status of our defined benefit pension plan in our financial statements for the year ended December 31, 2006.

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on our financial statements.

Financial Accounting Standards Board Interpretations

In July 2006, the FASB issued FIN 48 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  FIN 48 became effective for us in the first quarter of 2007 and did not have a material impact on our financial statements.

Emerging Issues Task Force

In March 2007, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”) or Accounting Principles Board Opinion No. 12 (“APB 12”), as well as recognize an asset based on the substance of the arrangement with the employee.  Issue 06-10 is effective for fiscal years beginning after December 15, 2007 with early application permitted.  We are in the process of reviewing the potential impact of Issue 06-10.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“Issue 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106 or APB 12.  In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee.  Issue 06-4 is effective for fiscal years beginning after December 15, 2007 with early application permitted.  We are in the process of reviewing the potential impact of Issue 06-4.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset.  Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts.  Issue No. 06-5 concludes that we should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4.  We adopted this standard in the first quarter of 2007 and it did not have a significant impact on our financial statements.

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

Our financial assets and liabilities are classified as other-than-trading.  An analysis of the other-than-trading financial components including the fair values, are presented in Table 14.  This table presents our consolidated interest rate sensitivity position as of year-end 2007 based upon certain assumptions as set forth in the Notes to the Table.  The objective of interest rate sensitivity analysis is to measure the impact on our net interest income due to fluctuations in interest rates.  The asset and liability values presented in Table 14 may not necessarily be indicative of our interest rate sensitivity over an extended period of time.

We expect declining rates to have an unfavorable impact on the net interest margin, subject to the magnitude and timeframe over which the rate changes occur.  However, as general interest rates rise or fall, other factors such as current market conditions and competition may impact how we respond to changing rates and thus impact the magnitude of change in net interest income.  Non-maturity deposits offer management greater discretion as to the direction, timing, and magnitude of interest rate changes and can have a material impact on our interest rate sensitivity.  In addition, the relative level of interest rates as compared to the current yields/rates of existing assets/liabilities can impact both the direction and magnitude of the change in net interest margin as rates rise and fall from one period to the next.

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

Table 14
FINANCIAL ASSETS AND LIABILITIES MARKET RISK ANALYSIS (1)
Other Than Trading Portfolio

	As of December 31, 2007
(Dollars in Thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value(5)
Loans
Fixed Rate	$306,159	$145,265	$99,036	$39,048	$23,130	$22,374	$635,012	$664,241
Average Interest Rate	6.76%	8.11%	8.05%	8.48%	8.56%	6.68%	7.44%
Floating Rate(2)	1,047,020	134,999	65,503	8,884	6,687	17,725	1,280,818	1,336,486
Average Interest Rate	7.75%	7.69%	7.70%	7.89%	8.05%	8.14%	7.75%
Investment Securities(3)
Fixed Rate	96,458	49,810	33,051	4,271	2022	2,279	187,891	187,891
Average Interest Rate	3.58%	3.96%	3.72%	4.60%	5.15%	5.27%	3.76%
Floating Rate	2,287	-	-	-	-	-	2,287	2,287
Average Interest Rate	5.12%	-	-	-	-	-	5.12%
Other Earning Assets
Floating Rate	166,260	-	-	-	-	-	166,260	166,260
Average Interest Rate	4.24%	-	-	-	-	-	4.24%
Total Financial Assets	$1,618,184	$330,074	$197,590	$52,203	$31,839	$42,378	$2,272,268	$2,357,165
Average Interest Rate	4.27%	7.31%	7.21%	8.06%	8.23%	7.21%	5.16%

Deposits(4)
Fixed Rate Deposits	$409,537	$43,005	$11,476	$2,619	$2,073	$158	$468,868	$420,251
Average Interest Rate	4.31%	4.22%	3.99%	4.05%	3.96%	4.91%	4.29%
Floating Rate Deposits	1,240,914	-	-	-	-	-	1,240,914	1,240,914
Average Interest Rate	2.25%	-	-	-	-	-	2.25%
Other Interest Bearing
Liabilities
Fixed Rate Debt	2,977	3,368	3,120	3,077	3,233	10,956	26,731	28,284
Average Interest Rate	4.82%	4.84%	4.89%	4.97%	4.97%	4.90%	4.90%
Floating Rate Debt	52,553	31,506	31,959		-	-	116,018	116,393
Average Interest Rate	3.71%	2.99%	6.07%	6.07%	-	-	3.35%
Total Financial Liabilities	$1,705,981	$77,879	$46,555	$5,696	$5,306	$11,114	$1,852,531	$1,805,842
Average interest Rate	2.80%	2.54%	5.48%	4.55%	4.57%	4.90%	2.88%

(1)	Based upon expected cash flows unless otherwise indicated.

(2)	Based upon a combination of expected maturities and re-pricing opportunities.

(3)	Based upon contractual maturity, except for callable and floating rate securities, which are based on expected maturity and weighted average life, respectively.

(4)	Savings, NOW and money market accounts can be re-priced at any time, therefore, all such balances are included as floating rate deposits. Time deposit balances are classified according to maturity.

(5)	Fair value of loans does not include a reduction for the allowance for loan losses.

Item 8.  Financial Statements and Supplementary Data

Table 15
QUARTERLY FINANCIAL DATA (Unaudited)

	2007				2006
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$40,786	$41,299	$41,724	$41,514	$42,600	$42,512	$41,369	$39,412
Interest Expense	13,241	13,389	13,263	13,189	13,003	12,289	11,182	10,282
Net Interest Income	27,545	27,910	28,461	28,325	29,597	30,223	30,187	29,130
Provision for Loan Losses	1,699	1,552	1,675	1,237	460	711	121	667
Net Interest Income After Provision for Loan Losses	25,846	26,358	26,786	27,088	29,137	29,512	30,066	28,463
Noninterest Income	15,823	14,431	15,084	13,962	14,385	14,144	14,003	13,045
Noninterest Expense	31,614	29,919	29,897	30,562	29,984	30,422	31,070	30,092
Income Before Provision for Income Taxes	10,055	10,870	11,973	10,488	13,538	13,234	12,999	11,416
Provision for Income Taxes	2,391	3,699	4,082	3,531	4,688	4,554	4,684	3,995
Net Income	$7,664	$7,171	$7,891	$6,957	$8,850	$8,680	$8,315	$7,421
Net Interest Income (FTE)	$28,196	$28,517	$29,050	$28,898	$30,152	$30,745	$30,591	$29,461

Per Common Share:
Net Income Basic	$0.44	$0.41	$0.43	$0.38	$0.48	$0.47	$0.44	$0.40
Net Income Diluted	0.44	0.41	0.43	0.38	0.48	0.47	0.44	0.40
Dividends Declared	0.185	0.175	0.175	0.175	0.175	0.163	0.163	0.163
Diluted Book Value	17.03	16.95	16.87	16.97	17.01	17.18	16.81	16.65
Market Price:
High	34.00	36.40	33.69	35.91	35.98	33.25	35.39	37.97
Low	24.60	27.69	29.12	29.79	30.14	29.87	29.51	33.79
Close	28.22	31.20	31.34	33.30	35.30	31.10	30.20	35.55

Selected Average
Balances:
Loans	$1,908,069	$1,907,235	$1,944,969	$1,980,224	$2,003,719	$2,025,112	$2,040,656	$2,048,642
Earning Assets	2,191,230	2,144,737	2,187,236	2,211,560	2,238,066	2,241,158	2,278,817	2,275,667
Assets	2,519,682	2,467,703	2,511,252	2,530,790	2,557,357	2,560,155	2,603,090	2,604,458
Deposits	2,016,736	1,954,160	1,987,418	2,003,726	2,028,453	2,023,523	2,047,755	2,040,248
Shareowners’ Equity	299,342	301,536	309,352	316,484	323,903	318,041	315,794	311,461
Common Equivalent Average Shares:
Basic	17,444	17,709	18,089	18,409	18,525	18,530	18,633	18,652
Diluted	17,445	17,719	18,089	18,420	18,569	18,565	18,653	18,665

Ratios:
Return on Assets	1.21%	1.15%	1.26%	1.11%	1.37%	1.35%	1.28%	1.16%
Return on Equity	10.16%	9.44%	10.23%	8.91%	10.84%	10.83%	10.56%	9.66%
Net Interest Margin (FTE)	5.10%	5.27%	5.33%	5.29%	5.35%	5.45%	5.38%	5.25%
Efficiency Ratio	68.51%	66.27%	64.44%	67.90%	63.99%	64.35%	66.23%	67.20%

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE

54	Reports of Independent Registered Public Accounting Firms

56	Consolidated Statements of Financial Condition

57	Consolidated Statements of Income

58	Consolidated Statements of Changes in Shareowners' Equity

59	Consolidated Statements of Cash Flows

60	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital City Bank Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of income, changes in shareowners’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. and subsidiary at December 31, 2007 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Capital City Bank Group, Inc.:

We have audited the accompanying consolidated statement of financial condition of Capital City Bank Group, Inc. and subsidiary (the Company) as of December 31, 2006 and the related consolidated statements of income, changes in shareowners’ equity and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital City Bank Group, Inc. and subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Orlando, Florida
March 14, 2007
Certified Public Accountants

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2007	2006
ASSETS
Cash and Due From Banks	$93,437	$98,769
Federal Funds Sold and Interest Bearing Deposits	166,260	78,795
Total Cash and Cash Equivalents	259,697	177,564

Investment Securities, Available-for-Sale	190,719	191,894

Loans, Net of Unearned Interest	1,915,850	1,999,721
Allowance for Loan Losses	(18,066)	(17,217)
Loans, Net	1,897,784	1,982,504

Premises and Equipment, Net	98,612	86,538
Goodwill	84,811	84,811
Other Intangible Assets	13,757	19,591
Other Assets	70,947	55,008
Total Assets	$2,616,327	$2,597,910

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$432,659	$490,014
Interest Bearing Deposits	1,709,685	1,591,640
Total Deposits	2,142,344	2,081,654

Short-Term Borrowings	53,131	65,023
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	26,731	43,083
Other Liabilities	38,559	29,493
Total Liabilities	2,323,652	2,282,140

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,182,553 and 18,518,398 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	172	185
Additional Paid-In Capital	38,243	80,654
Retained Earnings	260,325	243,242
Accumulated Other Comprehensive Loss, Net of Tax	(6,065)	(8,311)
Total Shareowners' Equity	292,675	315,770
Total Liabilities and Shareowners' Equity	$2,616,327	$2,597,910

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1)	2007	2006	2005
INTEREST INCOME
Interest and Fees on Loans	$154,567	$156,666	$133,268
Investment Securities:
U.S. Treasury	574	453	412
U.S. Government Agencies and Corporations	3,628	3,605	3,223
States and Political Subdivisions	2,894	2,337	1,545
Other Securities	747	793	614
Funds Sold	2,913	2,039	991
Total Interest Income	165,323	165,893	140,053

INTEREST EXPENSE
Deposits	44,687	37,253	21,134
Short-Term Borrowings	2,871	3,075	2,854
Subordinated Notes Payable	3,730	3,725	2,981
Other Long-Term Borrowings	1,794	2,704	3,094
Total Interest Expense	53,082	46,757	30,063

NET INTEREST INCOME	112,241	119,136	109,990
Provision for Loan Losses	6,163	1,959	2,507
Net Interest Income After
Provision for Loan Losses	106,078	117,177	107,483

NONINTEREST INCOME
Service Charges on Deposit Accounts	26,130	24,620	20,740
Data Processing	3,133	2,723	2,610
Asset Management Fees	4,700	4,600	4,419
Securities Transactions	14	(4)	9
Mortgage Banking Revenues	2,596	3,235	4,072
Bank Card Fees	13,706	12,602	10,619
Other	9,021	7,801	6,729
Total Noninterest Income	59,300	55,577	49,198

NONINTEREST EXPENSE
Salaries and Associate Benefits	60,279	60,855	53,687
Occupancy, Net	9,347	9,395	8,293
Furniture and Equipment	9,890	9,911	8,970
Intangible Amortization	5,834	6,085	5,440
Merger Expense	-	-	438
Other	36,642	35,322	32,986
Total Noninterest Expense	121,992	121,568	109,814

INCOME BEFORE INCOME TAXES	43,386	51,186	46,867
Income Taxes	13,703	17,921	16,586

NET INCOME	$29,683	$33,265	$30,281
BASIC NET INCOME PER SHARE	$1.66	$1.79	$1.66
DILUTED NET INCOME PER SHARE	$1.66	$1.79	$1.66

Average Basic Common Shares Outstanding	17,909	18,585	18,264
Average Diluted Common Shares Outstanding	17,912	18,610	18,281

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

(Dollars in Thousands, Except Per Share Data)(1)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total

Balance, December 31, 2004	$177	$52,328	$204,648	$(353	$256,800
Comprehensive Income:
Net Income	-	-	30,281	-	-
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	(893)	-
Total Comprehensive Income	-	-	-	-	29,388
Cash Dividends ($.584 per share)	-	-	(11,397)	-	(11,397)
Stock Performance Plan Compensation	-	968	-	-	968
Issuance of Common Stock	9	30,008	-	-	30,017

Balance, December 31, 2005	186	83,304	223,532	(1,246)	305,776
Cumulative Effect Adjustment upon adoption of SAB No. 108 (net of tax)	-	-	(1,233)	-	(1,233)
Balance (adjusted), December 31, 2005	186	83,304	222,299	(1,246)	304,543
Comprehensive Income:
Net Income	-	-	33,265	-	-
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	412	-
Total Comprehensive Income	-	-	-	-	33,677
Establish Pension Liability upon adoption of SFAS No. 158 (net of tax)	-	-	-	(7,477)	(7,477)
Cash Dividends ($.663 per share)	-	-	(12,322)	-	(12,322)
Stock Performance Plan Compensation	-	1,673	-	-	1,673
Issuance of Common Stock	1	1,035	-	-	1,036
Repurchase of Common Stock	(2)	(5,358)	-	-	(5,360)

Balance, December 31, 2006	185	80,654	243,242	(8,311)	315,770
Comprehensive Income:
Net Income	-	-	29,683	-	-
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)	-	-	-	1,080
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)	-	-	-	1,166
Total Comprehensive Income	-	-	-	-	31,929
Miscellaneous – Other	-	-	223	-	223
Cash Dividends ($.710 per share)	-	-	(12,823)	-	(12,823)
Stock Performance Plan Compensation	-	265	-	-	265
Issuance of Common Stock	1	571	-	-	572
Repurchase of Common Stock	(14)	(43,247)	-	-	(43,261)

Balance, December 31, 2007	$172	$38,243	$260,325	$(6,065)	$292,675

(1)	All share, per share, and shareowners' equity data have been adjusted to reflect the 5-for-4 stock split effective July 1 2005.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,683	$33,265	$30,281
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	6,163	1,959	2,507
Depreciation	6,338	6,795	5,899
Net Securities Amortization	279	582	1,454
Amortization of Intangible Assets	5,834	6,085	5,440
(Gain)Loss on Securities Transactions	(14)	4	(9)
Origination of Loans Held-for-Sale	(158,390)	(190,945)	(219,171)
Proceeds From Sales of Loans Held-for-Sale	162,835	194,569	227,853
Net Gain From Sales of Loans Held-for Sale	(2,596)	(3,235)	(4,072)
Non-Cash Compensation	265	1,673	968
Deferred Income Taxes	1,328	1,614	182
Net Increase in Other Assets	(12,894)	(11,327)	(11,839)
Net Increase in Other Liabilities	8,115	5,148	9,264
Net Cash Provided by Operating Activities	46,946	46,187	48,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities Available-for-Sale:
Purchases	(56,289)	(102,628)	(45,717)
Sales	-	283	35,142
Payments, Maturities, and Calls	58,894	81,500	81,783
Net Decrease (Increase) in Loans	74,058	64,213	(127,715)
Net Cash Acquired From Acquisitions	-	-	37,412
Purchase of Premises & Equipment	(18,613)	(20,145)	(18,336)
Proceeds From Sales of Premises & Equipment	203	630	897
Net Cash Provided By (Used In) Investing Activities	58,253	23,853	(36,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits	60,690	2,308	(17,125)
Net Decrease in Short-Term Borrowings	(12,263)	(31,412)	(33,085)
Proceeds from Subordinated Notes Payable	-	-	31,959
(Decrease) Increase in Other Long-Term Borrowings	(10,618)	3,250	23,600
Repayment of Other Long-Term Borrowings	(5,363)	(16,335)	(2,380)
Dividends Paid	(12,823)	(12,322)	(11,397)
Repurchase of Common Stock	(43,261)	(5,360)	-
Issuance of Common Stock	572	1,036	1,019
Net Cash Used In Financing Activities	(23,066)	(58,835)	(7,409)

NET CHANGE IN CASH AND CASH EQUIVALENTS	82,133	11,205	4,814

Cash and Cash Equivalents at Beginning of Year	177,564	166,359	161,545
Cash and Cash Equivalents at End of Year	$259,697	$177,564	$166,359

SUPPLEMENTAL DISCLOSURES:
Interest Paid on Deposits	$44,510	$36,509	$19,964
Interest Paid on Debt	$8,463	$9,688	$8,754
Taxes Paid	$12,431	$16,797	$15,923
Loans Transferred to Other Real Estate	$3,494	$1,018	$2,689
Cumulative Effect Adjustment to Beginning Retained Earnings – SAB 108	$-	$1,233	$-
Cumulative Effect Adjustment to Other Comprehensive Income to Record Minimum Pension Liability – SFAS 158	$-	$7,477	$-
Issuance of Common Stock as Non-Cash Compensation	$1,160	$711	$339
Transfer of Current Portion of Long-Term Borrowings to Short-Term Borrowings	$12,318	$13,061	$20,043

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, loss contingencies, and valuation of goodwill and other intangibles and their respective analysis of impairment.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these reserve balances for the years ended December 31, 2007 and 2006 were $25.8 million and $18.7 million, respectively.

Investment Securities

Investment securities available-for-sale is carried at fair value and represents securities that are available to meet liquidity and/or other needs of the Company.  Gains and losses are recognized and reported separately in the Consolidated Statements of Income upon realization or when impairment of values is deemed to be other than temporary.  In estimating other-than-temporary impairment losses, management considers, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value. Gains or losses are recognized using the specific identification method.  Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Income and reported net of taxes in the accumulated other comprehensive income component of shareowners' equity until realized.  Accretion and amortization are recognized on the effective yield method over the life of the securities.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is accrued on the effective yield method based on outstanding balances.  Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.  The Company defines loans as past due when one full payment is past due or a contractual maturity is over 30 days late.  The accrual of interest is generally suspended on loans more than 90 days past due with respect to principal or interest.  When a loan is placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.    Loans are charged-off (if unsecured) or written-down (if secured) when losses are probable and reasonably quantifiable.

Loans Held For Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market.  Additionally, certain other loans are periodically identified to be sold.  The Company has the ability and intent to sell these loans and they are classified as loans held for sale and carried at the lower of cost or estimated fair value.  At December 31, 2007 and December 31, 2006, the Company had $2.8 million and $4.2 million, respectively, in loans classified as held for sale which were committed to be purchased by third party investors.  Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale.  Loans are generally sold with servicing released at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized as mortgage banking revenue at the date of sale.  Fixed commitments may be used at the time loans are originated or identified for sale to mitigate interest rate risk.  The fair value of fixed commitments to originate and sell loans held for sale is not material.

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

The Company’s allowance for loan losses consists of three components: (i) specific valuation allowances established for probable losses on specific loans deemed impaired; (ii) valuation allowances calculated for specific homogenous loan pools based on, but not limited to, historical loan loss experience, current economic conditions, levels of past due loans, and levels of problem loans; (iv) an unallocated allowance that reflects management’s determination of estimation risk.

Long-Lived Assets

Premises and equipment is stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives for each type of asset with premises being depreciated over a range of 10 to 40 years, and equipment being depreciated over a range of 3 to 10 years.  Additions, renovations and leasehold improvements to premises are capitalized and depreciated over the lesser of the useful life or the remaining lease term.  Repairs and maintenance are charged to noninterest expense as incurred.

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

Goodwill

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") prohibits the Company from amortizing goodwill and requires the Company to identify reporting units to which the goodwill relates for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In accordance with the guidelines in SFAS 142, the Company determined it has one goodwill reporting unit.  As of December 31, 2007, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired.  Costs after acquisition are generally expensed.  If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.  Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $3.0 million and $0.7 million at December 31, 2007 and 2006.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Income Taxes

The Company files a consolidated federal income tax return and each subsidiary files a separate state income tax return.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount that is expected to be realized.  Deferred tax assets are recognized for net operating losses that expires beginning in 2022 because the benefit is more likely than not to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  The adoption had no material affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings Per Common Share

Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock.  Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 13 — Earnings Per Share.

Comprehensive Income

Comprehensive income includes all changes in shareowners’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale and changes in the funded status of defined benefit and SERP plans.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareowners’ equity.

In the Company’s 2006 Form 10-K, a SFAS 158 transition adjustment in the amount of $(7,477), net of tax, was recognized as a component of 2006 Comprehensive Income in the Consolidated Statements of Changes in Shareowners’ Equity and in Note 21 – Comprehensive Income.  This adjustment was misapplied as a component of 2006 Comprehensive Income.  The table below reflects the misapplication of this adjustment at December 31, 2006.

	As Reported	Misapplied	As Revised
Statements of Changes in Stockholders’ Equity - Comprehensive Income	$26,200	$7,477	$33,677
Note 21 – Comprehensive Income – Net Other Comprehensive Gain (Loss)	$(7,065)	$7,477	$412

The Company has corrected the Comprehensive Income presentation in the appropriate schedules within the 2007 Form 10-K.  These corrections did not have an affect on the Consolidated Statements of Financial Condition or Consolidated Statements of Income.

Stock Based Compensation

On January 1, 2006, the Company changed its accounting policy related to stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment (Revised 2004)" ("SFAS 123R").  See Note 11 – Stock-Based Compensation for additional information.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS’)

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”  SFAS 141R is effective for business combinations closing on or after January 1, 2009.  The Company is in the process of reviewing the impact of SFAS 141R.

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle.  Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change.  SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability.  SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate.  The adoption of SFAS 154 on January 1, 2006 did not significantly impact the Company’s financial statements.

SFAS No. 157, "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88 106, and 132(R)."  SFAS 158 requires an employer to recognize the over-funded or under-funded status of defined benefit postretirement plans as an asset or a liability in its statement of financial position.  The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans).  An employer is also required to measure the funded status of a plan as of the date of its year-end statement of financial position with changes in the funded status recognized through comprehensive income.  SFAS 158 also requires certain disclosures regarding the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of gains or losses, prior service costs or credits, and the transition asset or obligation.  The Company recognized the funded status of their defined benefit pension plan in the financial statements for the year ended December 31, 2006.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115."  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Interpretations

In July 2006, the FASB issued FIN 48 which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority.  The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  FIN 48 became effective in the first quarter of 2007 and did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset.  Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts.  Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4.  The Company adopted this standard in the first quarter of 2007 with no significant impact on their financial statements.

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

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:

	2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$16,216	$97	$-	$16,313
U.S. Government Agencies and Corporations	45,489	295	34	45,750
States and Political Subdivisions	90,014	164	177	90,001
Mortgage-Backed Securities	26,334	85	132	26,287
Other Securities(1)	12,307	61	0	12,368
Total Investment Securities	$190,360	$702	$343	$190,719

	2006
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$12,098	$16	$49	$12,065
U.S. Government Agencies and Corporations	61,619	37	593	61,063
States and Political Subdivisions	83,621	16	415	83,222
Mortgage-Backed Securities	23,244	23	371	22,896
Other Securities(1)	12,648	-	-	12,648
Total Investment Securities	$193,230	$92	$1,428	$191,894

(1)	Includes FHLB and FRB stock recorded at cost of $6.5 million and $4.8 million, respectively, at December 31, 2007 and $7.8 million and $4.8 million, respectively, at December 31, 2006.

Securities with an amortized cost of $77.2 million and $87.6 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $6.5 million which is included in other securities, is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Investment Sales. The total proceeds from the sale or call of investment securities and the gross realized gains and losses from the sale or call of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2007	$53,011	$14	$-
	2006	$283	$-	$4
	2005	$35,142	$9	$-

Maturity Distribution. As of December 31, 2007, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$66,240	$66,384
Due after one through five years	104,647	104,867
Due after five through ten years	8,166	8,161
No Maturity	11,307	11,307
Total Investment Securities	$190,360	$190,719

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. Securities with unrealized losses at year-end not recognized in income by period of time unrealized losses have existed are as follows:

			December 31, 2007
	Less Than 12 months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$12,258	$-	$-	$-	$12,258	$-
U.S. Government Agencies and Corporations	39,278	16	6,471	18	45,749	34
States and Political Subdivisions	70,701	147	13,924	30	84,625	177
Mortgage-Backed Securities	14,058	4	10,376	128	24,434	132
Total Investment Securities	$136,295	$167	$30,771	$176	$167,066	$343

			December 31, 2006
	Less Than 12 months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$12,065	$49	$-	$-	$12,065	$49
U.S. Government Agencies and Corporations	29,308	172	30,242	421	59,550	593
States and Political Subdivisions	46,576	219	30,087	196	76,663	415
Mortgage-Backed Securities	9,156	1	13,560	370	22,716	371
Total Investment Securities	$97,105	$441	$73,889	$987	$170,994	$1,428

At December 31, 2007, the Company had securities of $190.4 million with net unrealized gains of $.4 million on these securities.  Of the total, $136.3 million with unrealized losses of $0.2 million have been in a loss position for less than 12 months and $30.8 million, with unrealized losses of $.2 million, have been in a loss position for longer than 12 months.  The Company believes that these securities are only temporarily impaired and that the full principal will be collected as anticipated.

Of the total, $58.0 million, or 34.7%, is either a direct obligation of the U.S. Government or its agencies and are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2007.  As of December 31, 2007, $24.4 million, or 14.6% are mortgage-backed securities that are obligations of U.S. Government sponsored entities.  The mortgage-backed securities are in a loss position due to either the lower interest rate at time of purchase or due to accelerated prepayments driven by the low rate environment.  The remaining $84.6 million, or 50.7%, of the securities in a loss position are municipal bonds which all maintain satisfactory ratings by a credit rating agency.  The municipal bonds are also in a loss position due to the lower interest rate environment at the time of purchase.

Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Note 3
LOANS

Loan Portfolio Composition. At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	2007	2006
Commercial, Financial and Agricultural	$208,864	$229,327
Real Estate - Construction	142,248	179,072
Real Estate - Commercial Mortgage	634,920	643,885
Real Estate – Residential(1)	485,608	531,968
Real Estate - Home Equity	192,428	173,597
Real Estate - Loans Held-for-Sale	2,764	4,170
Consumer	249,018	237,702
Total Loans, Net of Unearned Interest	$1,915,850	$1,999,721

Net deferred fees included in loans at December 31, 2007 and December 31, 2006 were $1.6 million and $1.5 million, respectively.

(1) Includes loans in process with outstanding balances of $7.4 million and $11.5 million for 2007 and 2006, respectively.

Concentrations of Credit.  Substantially all of the Company's lending activity occurs within the states of Florida, Georgia, and Alabama.  A large majority of the Company's loan portfolio (76.1%) consists of loans secured by real estate, the primary types of collateral being commercial properties and residential properties.  At December 31, 2007, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 33.1% and 35.5% of the loan portfolio, respectively.  As of December 31, 2007, there were no concentrations of loans related to any single borrower or industry in excess of 10% of total loans.

Nonperforming/Past Due Loans. Nonaccruing loans amounted to $25.1 million and $8.0 million, at December 31, 2007 and 2006, respectively.  There were no restructured loans at December 31, 2007 or 2006.  Interest on nonaccrual loans is generally recognized only when received.  Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectability of principal and interest in full.  If interest on nonaccruing loans had been recognized on a fully accruing basis, interest income recorded would have been $922,000, $483,000, and $186,000 higher for the years ended December 31, 2007, 2006, and 2005, respectively.  Accruing loans past due more than 90 days totaled $416,000 at December 31, 2007 and $135,000 at December 31, 2006.

Note 4
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)	2007	2006	2005
Balance, Beginning of Year	$17,217	$17,410	$16,037
Acquired Reserves	-	-	1,385
Provision for Loan Losses	6,163	1,959	2,507
Recoveries on Loans Previously Charged-Off	1,903	1,830	1,724
Loans Charged-Off	(7,217)	(3,982)	(4,243)
Balance, End of Year	$18,066	$17,217	$17,410

Impaired Loans. Selected information pertaining to impaired loans, at December 31, is as follows:

	2007		2006
(Dollars in Thousands)	Valuation Balance	Valuation Allowance	Valuation Balance	Valuation Allowance
Impaired Loans:
With Related Credit Allowance	$21,615	$4,702	$6,085	$2,255
Without Related Credit Allowance	15,019	-	4,574	-

(Dollars in Thousands)	2007	2006	2005
Average Recorded Investment in Impaired Loans	$23,922	$12,782	$9,786

Interest Income on Impaired Loans
Recognized	$761	$398	$218
Collected in Cash	761	398	218

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reduction of principal.

Note 5
INTANGIBLE ASSETS

The Company had intangible assets of $98.6 million and $104.4 million at December 31, 2007 and December 31, 2006, respectively.  Intangible assets at December 31, were as follows:

	2007		2006
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposits Intangibles	$47,176	$34,598	$47,176	$28,955
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	688	1,867	497
Non-Compete Agreement	537	537	537	537
Total Intangible Assets	$134,391	$35,823	$134,391	$29,989

Net Core Deposit Intangibles.  As of December 31, 2007 and December 31, 2006, the Company had net core deposit intangibles of $12.6 million and $18.2 million, respectively.  Amortization expense for the twelve months of 2007, 2006 and 2005 was $5.6 million, $5.6 million, and $5.0 million, respectively.  The estimated annual amortization expense (in millions) for the next five years is expected to be approximately $5.5, $3.9, $3.9, $2.4, and $0.6 per year.

Goodwill.  As of December 31, 2007 and December 31, 2006, the Company had goodwill of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142.  On December 31, 2007, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.

Other.  As of December 31, 2007, the Company had a client relationship intangible, net of accumulated amortization, of $1.2 million.  This intangible was booked as a result of the March 2004 acquisition of trust client relationships from Synovus Trust Company.  Amortization expense for 2007 was $191,000.  Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.  The Company also had a non-compete intangible during 2006 which became fully amortized at the end of 2006.  This intangible was booked as a result of the October 2004 acquisition of Farmers and Merchants Bank of Dublin. Amortization expense for this intangible during 2006 was $250,000.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)	2007	2006
Land	$22,722	$22,597
Buildings	90,335	78,676
Fixtures and Equipment	55,783	52,129
Total	168,840	153,402
Accumulated Depreciation	(70,228)	(66,864)
Premises and Equipment, Net	$98,612	$86,538

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)	2007	2006
NOW Accounts	$744,093	$599,433
Money Market Accounts	386,619	384,568
Savings Accounts	111,600	125,500
Time Deposits	467,373	482,139
Total	$1,709,685	$1,591,640

At December 31, 2007 and 2006, $5.6 million and $3.1 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $47.6 million and $30.7 million at December 31, 2007 and 2006, respectively.

Time deposits in denominations of $100,000 or more totaled $129.7 million and $135.0 million at December 31, 2007 and December 31, 2006, respectively.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)
2008	$408,041
2009	43,277
2010	11,205
2011	2,619
2012 and thereafter	2,231
Total	$467,373

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2007	2006	2005
NOW Accounts	$10,748	$7,658	$2,868
Money Market Accounts	13,666	11,687	4,337
Savings Accounts	280	278	292
Time Deposits < $100,000	13,990	12,087	9,247
Time Deposits > $100,000	6,003	5,543	4,390
Total	$44,687	$37,253	$21,134

Note 8
SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements	Other Short-Term Borrowings
2007
Balance at December 31,	$7,550	$32,806	$12,775 (1)
Maximum indebtedness at any month end	26,400	47,047	13,664
Daily average indebtedness outstanding	15,812	38,683	11,902
Average rate paid for the year	4.89%	4.11%	4.17%
Average rate paid on period-end borrowings	2.47%	3.32%	4.29%

2006
Balance at December 31,	$11,950	$38,022	$15,051 (1)
Maximum indebtedness at any month end	39,225	55,321	34,738
Daily average indebtedness outstanding	16,645	34,335	27,720
Average rate paid for the year	4.82%	3.79%	3.47%
Average rate paid on period-end borrowings	4.61%	3.79%	3.90%

2005
Balance at December 31,	$11,925	$38,702	$32,346
Maximum indebtedness at any month end	26,825	65,206	67,122
Daily average indebtedness outstanding	31,644	39,784	26,435
Average rate paid for the year	3.36%	2.30%	3.32%
Average rate paid on period-end borrowings	3.88%	3.21%	3.48%

(1)	Includes FHLB debt and TT&L (client tax deposits) balance of $12.2 million and $0.6 million, respectively at December 31, 2007 and $13.0 million and $2.0 million, respectively at December 31, 2006.

Note 9
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes.  At December 31, Federal Home Loan Bank advances included:

(Dollars in Thousands)	2007	2006
Due on February 13, 2007, fixed rate of 3.05%(1)	-	3,000
Due on April 24, 2007, fixed rate of 7.30%(1)	-	23
Due on September 10, 2007, fixed rate of 4.29%(1)	-	10,000
Due on May 30, 2008, fixed rate of 2.50%(1)	21	61
Due on June 13, 2008, fixed rate of 5.40%(1)	72	214
Due on September 8, 2008, fixed rate of 4.32%(1)	10,000	10,000
Due on November 10, 2008, fixed rate of 4.12%(1)	2,105	2,189
Due on October 19, 2009, fixed rate of 3.69%	302	470
Due on November 10, 2010, fixed rate of 4.72%	695	722
Due on December 31, 2010, fixed rate of 3.85%	524	699
Due on December 18, 2012, fixed rate of 4.84%	542	566
Due on March 18, 2013, fixed rate of 6.37%	499	571
Due on June 17, 2013, fixed rate of 3.53%	692	793
Due on June 17, 2013, fixed rate of 3.85%	85	89
Due on June 17, 2013, fixed rate of 4.11%	1,660	1,720
Due on September 23, 2013, fixed rate of 5.64%	727	824
Due on January 26, 2014, fixed rate of 5.79%	1,131
Due on January 27, 2014, fixed rate of 5.79%	1,641	1,191
Due on March 10, 2014, fixed rate of 4.21%	505	571
Due on May 27, 2014, fixed rate of 5.92%	386	435
Due on June 2, 2014, fixed rate of 4.52%	2,726	3,078
Due on July 20, 2016, fixed rate of 6.27%	1,016	1,134
Due on October 3, 2016, fixed rate of 5.41%	265	295
Due on October 31, 2016, fixed rate of 5.16%	589	656
Due on June 27, 2017, fixed rate of 5.53%	665	735
Due on October 31, 2017, fixed rate of 4.79%	819	903
Due on December 11, 2017, fixed rate of 4.78%	728	802
Due on February 26, 2018, fixed rate of 4.36%	1,735	1,906
Due on September 18, 2018, fixed rate of 5.15%	516	564
Due on November 5, 2018, fixed rate of 5.10%	3,364	3,499
Due on December 3, 2018, fixed rate of 4.87%	541	590
Due on December 17, 2018, fixed rate of 6.33%	1,401	1,486
Due on December 24, 2018, fixed rate of 6.29%	-	681
Due on February 16, 2021, fixed rate of 3.00%	776	814
Due on January 18, 2022, fixed rate of 5.25%	1,033	3,250
Due on May 30, 2023, fixed rate of 2.50%	896	933
Total Outstanding	$38,657	$55,464

(1)	$12.2 million is classified as short-term borrowings.

The contractual maturities of FHLB debt for the five years subsequent to December 31, 2007, are as follows:

(Dollars in Thousands)
2008	$14,604	(1)
2009	2,465
2010	3,028
2011	2,322
2012	2,835
2013 and thereafter	13,403
Total	$38,657

(1)	$12.2 million is classified as short-term borrowings.

The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the FHLB advances is paid on a monthly basis.

Repurchase Agreements - Term.  At December 31, the Company maintained one long-term repurchase agreement for $0.3 million collateralized by bank-owned securities.  The agreement has a stated maturity of January 2009.  Interest is payable upon maturity.

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

Despite the fact that the accounts of CCBG Capital Trust I and CCBG Capital Trust II are not included in the Company’s consolidated financial statements, the $30.0 million and $31.0 million, respectively, in trust preferred securities issued by these subsidiary trusts are included in the Tier I Capital of Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statements of income is comprised of the following components:

(Dollars in Thousands)	2007	2006	2005
Current:
Federal	$13,603	$14,780	$15,114
State	280	1,527	1,290
Deferred:
Federal	(32)	1,384	156
State	(148)	230	26
Total	$13,703	$17,921	$16,586

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2007	2006	2005
Tax Expense at Federal Statutory Rate	$15,185	$17,915	$16,403
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(1,630)	(1,334)	(1,054)
State Taxes, Net of Federal Benefit	86	1,142	856
Other	62	198	381
Actual Tax Expense	$13,703	$17,921	$16,586

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2007 and 2006 are as follows:

(Dollars in Thousands)	2007	2006
Deferred Tax Assets attributable to:
Allowance for Loan Losses	$7,110	$6,659
Associate Benefits	510	700
Unrealized Losses on Investment Securities	-	503
Accrued Pension/SERP	3,964	4,795
Interest on Nonperforming Loans	603	170
State Net Operating Loss Carry Forwards	511	399
Intangible Assets	95	70
Core Deposit Intangible	1,360	278
Contingency Reserve	746	-
Accrued Expense	611	612
Leases	464	449
Other	517	386
Total Deferred Tax Assets	$16,491	$15,021

Deferred Tax Liabilities attributable to:
Depreciation on Premises and Equipment	$3,290	$4,434
Deferred Loan Fees and Costs	3,887	2,550
Unrealized Gains on Investment Securities	113	-
Intangible Assets	1,619	1,319
Accrued Pension/SERP	4,669	2,321
Securities Accretion	25	25
Market Value on Loans Held for Sale	59	122
Other	68	223
Total Deferred Tax Liabilities	13,730	10,994
Net Deferred Tax Assets	$2,761	$4,027

In the opinion of management, it is more likely than not that all of the deferred tax assets will be realized; therefore, a valuation allowance is not required.  At year-end 2007, the Company had state net operating loss carry-forwards of approximately $14.0 million which expire at various dates from 2022 through 2027.

Changes in net deferred income tax assets were:

(Dollars in Thousands)	2007	2006
Balance at Beginning of Year	$4,027	$380

Change in Accounting Method – Adoption of SFAS No. 158 and SAB No. 108	-	5,463

Income Tax Expense From Change in Pension Liability	(830)	-

Income Tax Expense From Change in Unrealized Losses on Available-for-Sale Securities	(616)	(202)

Deferred Income Tax Expense on Continuing Operations	180	(1,614)

Balance at End of Year	$2,761	$4,027

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"), on January 1, 2007.  There was no material effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company had unrecognized tax benefits at January 1, 2007 and December 31, 2007 of $2.0 million and $3.3 million, respectively, of which $2.2 million would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2007
Balance at January 1, 2007	$2,021
Addition Based on Tax Positions Related to Prior Years	252
Addition Based on Tax Positions Related to Current Years	981
Balance at December 31, 2007	$3,254

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income tax accounts.  The total amount of interest and penalties recorded in the income statement for the year ended December 31, 2007 was $409,000, and the amount accrued for penalties and interest at December 31, 2007 was $553,000.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various returns in states where the Company is doing business.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2004.  No material change to the Company’s unrecognized tax positions is expected over the next 12 months.

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

As of December 31, 2007, the Company had four stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), the 2005 Director Stock Purchase Plan ("DSPP"), and the 2011 Incentive Plan (“2011 Plan”).  Total compensation expense associated with these plans for years 2005 through 2007 was approximately $0.8 million, $1.2 million, and $0.2 million, respectively.

AIP.  The Company's AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the AIP, the Company adopted the Stock-Based Incentive Plan (the "Incentive Plan"), effective January 1, 2006, which is a performance-based equity bonus plan for selected members of management, including all executive officers.  Under the Incentive Plan, all participants are eligible to earn performance shares, payable in the form of restricted stock, on an annual basis.  Annual awards are tied to an internally established annual earnings target.  The grant-date fair value of an annual compensation award is approximately $1.5 million.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 43,437 shares are eligible for issuance annually.

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

The Company did not recognize any expense for the year 2007 related to the Incentive Plan as the Company’s performance did not achieve the earnings performance goal.  The Company recognized expense of $1.1 million in 2006 for the Incentive Plan.  Under a substantially similar predecessor plan, the Company recognized expense of $0.6 million in 2005.  A total of 875,000 shares of common stock have been reserved for issuance under the AIP.  To date, the Company has issued 60,892 shares of common stock under the AIP.

Executive Stock Option Agreement.  In 2006 and 2005, under the provisions of the AIP, the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  Similar stock option agreements were approved in 2004 and 2003.  These agreements grant a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements.  The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant.  Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised.  The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64.  The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively.  Under the 2006 and 2005 agreements, the earnings per share conditions were not met; therefore, no expense was recognized related to these agreements.  In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expenses in 2005 through 2007 of approximately $193,000, $205,000, and $125,000, respectively, related to the 2004 and 2003 agreements.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized in 2007 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of December 31, 2007 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	60,384	$32.79	$7.9	$151,355
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2007	60,384	$32.79	$6.9	$-
Exercisable at December 31, 2007	47,720	$32.79	$6.9	$-

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  The DSPP has 93,750 shares reserved for issuance.  A total of 30,866 shares have been issued since the inception of the DSPP.  For 2007, the Company issued 12,128 shares under the DSPP and recognized approximately $33,000 in expense related to this plan.  For 2006, the Company issued 12,149 shares and recognized approximately $37,000 in expense related to the DSPP.  For 2005, the Company issued 6,589 shares and recognized approximately $26,000 in expense under the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 59,812 shares have been issued since inception of the ASPP.  For 2007, the Company issued 23,531 shares under the ASPP and recognized approximately $102,000 in expense related to this plan.  For 2006, the Company issued 19,435 shares and recognized approximately $90,000 in expense related to the ASPP.   For 2005, the Company issued 16,846 shares and recognized approximately $90,000 in expense under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP Plan was $5.82 for 2007.  For 2006 and 2005, the weighted average fair value purchase right granted was $5.65 and $5.77, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2007	2006	2005
Dividend yield	2.1%	1.9%	1.9%
Expected volatility	25.5%	23.5%	28.0%
Risk-free interest rate	4.8%	4.5%	2.6%
Expected life (in years)	0.5	0.5	0.5

2011Incentive  Plan.  The Company's 2011 Incentive Plan was adopted by the Company in January 2004 and provides each associate an award (cash, equity or combination cash/equity) of $2,010 if the Company achieves a certain internally established earnings target. Under the 2011 Incentive Plan, the associate is required to be employed by the Company at the time the goal is achieved.  Associates not employed by the company (i.e. new associates) at the time of the grant, are provided a pro-rated award amount depending on their length of service.  The expense associated with the equity portion of this plan for the years 2005-2007 was approximately $131,000, $189,000, and $113,000, respectively.  The expense for the cash portion of this plan for the same periods was approximately $165,000, $234,000, and $113,000, respectively.

Subsequent Event (unaudited).  On February 15, 2008, the Company issued a Form 8-K announcing it was terminating its 2011 initiative due to determination that the Company would not, based on current economic conditions, be able to achieve its earnings growth goal.  As a result, the Company terminated its 2011 Incentive Plan and approximately $440,000 in expense accrual related to this incentive plan will be reversed in the first quarter of 2008.  The Company plans to replace the 2011 Incentive Plan with a new plan containing internal goals that are appropriate for the current market environment.

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

The defined benefit pension plan for Farmers and Merchants Bank of Dublin was merged into the Company's pension plan as of December 31, 2005.  The following table details on a consolidated basis the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2007		2006		2005
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year		$68,671		$64,131		$54,529
Service Cost		4,903		4,930		4,352
Interest Cost		3,967		3,622		3,253
Actuarial (Gain)/Loss		(1,420)		(1,421)		2,752
Benefits Paid		(5,759)		(3,267)		(3,501)
Expenses Paid		(244)		(149)		(75)
Plan Change		-		825		-
Acquisitions		-		-		2,821
Projected Benefit Obligation at End of Year		$70,118		$68,671		$64,131

Accumulated Benefit Obligation at End of Year		$51,256		$49,335		$45,645

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year		$66,554		$52,277		$41,125
Actual Return on Plan Assets		3,602		6,342		1,737
Employer Contributions		11,500		11,350		10,500
Benefits Paid		(5,759)		(3,267)		(3,501)
Expenses Paid		(244)		(149)		(75)
Acquisitions		-		-		2,491
Fair Value of Plan Assets at End of Year		$75,653		$66,553		$52,277

Reconciliation of Funded Status:
Funded Status	$	*	$	*		$(11,853)
Unrecognized Net Actuarial Losses		*		*		14,823
Unrecognized Prior Service Cost		*		*		1,302
Prepaid (Accrued) Benefit Cost	$	*	$	*		$4,272

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Assets		$5,535		$-	$	*
Other Liabilities		-		2,117		*

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses		$8,622		$9,601	$	*
Prior Service Cost		1,611		1,912		*

*Not Applicable due to adoption of SFAS No. 158 effective 12/31/2006

Components of Net Periodic Benefit Costs:
Service Cost		$4,903		$4,930		$4,352
Interest Cost		3,967		3,622		3,410
Expected Return on Plan Assets		(5,083)		(4,046)		(3,373)
Amortization of Prior Service Costs		301		215		215
Transition Obligation Recognition		-		-		11
Recognized Net Actuarial Loss		1,039		1,598		1,324
Net Periodic Benefit Cost		$5,127		$6,319		$5,939

Assumptions:
Weighted-average used to determine benefit obligations:
Discount Rate		6.25%		6.00%		5.75%
Expected Return on Plan Assets		8.00%		8.00%		8.00%
Rate of Compensation Increase		5.50%		5.50%		5.50%
Measurement Date	12/31/07		12/31/06		12/31/05

Weighted-average used to determine net cost:
Discount Rate		6.00%		5.75%		6.00%
Expected Return on Plan Assets		8.00%		8.00%		8.00%
Rate of Compensation Increase		5.50%		5.50%		5.50%

Other Comprehensive Income.  The estimated amounts (dollars in thousands) that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

Actuarial Loss	$890
Prior Service Cost	301
$1,191

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

Plan Assets. The Company’s pension plan asset allocation at year-end 2007 and 2006, and the target asset allocation for 2008 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2008	2007	2006
Equity Securities	65%	58%	55%
Debt Securities	30%	27%	18%
Real Estate	-	-	1%
Cash Equivalent	5%	15%	26%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

Expected Benefit Payments.  As of December 31, 2007, expected benefit payments related to the Company's defined benefit pension plan were as follows:

2008	$3,803,091
2009	3,776,819
2010	3,715,534
2011	4,563,901
2012	5,547,476
2013 through 2017	36,465,818
$57,872,639

Contributions.  The following table details the amounts contributed to the pension plan in 2007 and 2006, and the expected amount to be contributed in 2008.

	2007	2006	Expected 2008(1)
Actual Contributions	$ 11,500,000	$ 11,350,000	$ 10,000,000

(1) Estimate of 2008 maximum allowable contribution.

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

(Dollars in Thousands)	2007	2006	2005
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$4,018	$3,878		$3,601
Service Cost	83	123		133
Interest Cost	208	230		207
Actuarial (Gain) Loss	(603)	62		(63)
Plan Change	-	(274)		-
Projected Benefit Obligation at End of Year	$3,706	$4,019		$3,878

Accumulated Benefit Obligation at End of Year	$2,603	$2,252		$2,295

Reconciliation of Funded Status:
Unfunded Status	$ *	$ *		$(3,878)
Unrecognized Net Actuarial Loss	*	*		734
Unrecognized Prior Service Cost	*	*		388
Accrued Benefit Cost	*	*		$(2,756)

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Liabilities	$3,706	$4,019	$	*

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial (Gain) Loss	$3	$608	$	*
Prior Service Cost	44	52		*

* Not Applicable due to adoption of SFAS No. 158 effective 12/31/2006

Components of Net Periodic Benefit Costs:
Service Cost	$83	$123		$133
Interest Cost	208	230		207
Amortization of Prior Service Cost	7	61		61
Recognized Net Actuarial Loss	8	100		77
Net Periodic Benefit Cost	$306	$514		$478

Assumptions:
Weighted-average used to determine the benefit obligations:
Discount Rate	6.25%	6.00%		5.75%
Rate of Compensation Increase	5.50%	5.50%		5.50%
Measurement Date	12/31/07	12/31/06	12/31/05

Weighted-average used to determine the net cost:
Discount Rate	6.00%	5.75%		6.00%
Rate of Compensation Increase	5.50%	5.50%		5.50%

Expected Benefit Payments. As of December 31, 2007, expected benefit payments related to the Company's SERP were as follows:

2008	$87,468
2009	187,469
2010	230,238
2011	300,865
2012	366,840
2013 through 2017	2,950,973
$4,123,853

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2007, 2006, and 2005, the Company made matching contributions of $299,000, $273,000 and $154,000, respectively.  The participant may choose to invest their contributions into sixteen investment funds available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  These shares have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2007, 2006 and 2005.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)	2007	2006	2005
Numerator:
Net Income	$29,683	$33,265	$30,281

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,909,396	18,584,519	18,263,855
Effects of Dilutive Securities Stock Compensation Plans	2,191	25,320	17,388

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,911,587	18,609,839	18,281,243

Basic Earnings Per Share	$1.66	$1.79	$1.66

Diluted Earnings per Share	$1.66	$1.79	$1.66

Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items.  The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.  As of December 31, 2007, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2007 and December 31, 2006 are as follows:

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Tier I Capital:
CCBG	$261,172	13.05%	$80,047	4.00%	*	*
CCB	260,720	13.05%	79,934	4.00%	119,901	6.00%

Total Capital:
CCBG	281,125	14.05%	160,094	8.00%	*	*
CCB	278,787	13.95%	159,868	8.00%	199,835	10.00%

Tier I Leverage:
CCBG	261,172	10.41%	80,047	4.00%	*	*
CCB	260,720	10.42%	79,934	4.00%	99,917	5.00%

As of December 31, 2006:
Tier I Capital:
CCBG	$280,679	14.00%	$80,191	4.00%	*	*
CCB	273,425	13.66%	80,055	4.00%	120,082	6.00%

Total Capital:
CCBG	299,783	14.95%	160,382	8.00%	*	*
CCB	290,642	14.52%	160,109	8.00%	200,137	10.00%

Tier I Leverage:
CCBG	280,679	11.30%	80,191	4.00%	*	*
CCB	273,425	11.03%	80,055	4.00%	100,068	5.00%

*Not applicable to bank holding companies.

Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company’s retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank’s net profits (as defined under Florida law) for that year combined with its retained net profits for the preceding two calendar years.  In 2008, the bank subsidiary may declare dividends without regulatory approval of an amount equal to the net profits of the Company’s subsidiary bank for 2008 up to the date of any such dividend declaration.

Note 16
RELATED PARTY INFORMATION

Related Party Loans.  At December 31, 2007 and 2006, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $9.1 million and $12.6 million, respectively.  During 2007, $6.2 million in new loans were made and repayments totaled $9.7 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2007		2006	2005
Noninterest Income:
Merchant Fee Income	$7,257		$6,978	$6,174
Interchange Commission Fees	3,757		3,105	2,239
ATM/Debit Card Fees	2,692		2,519	2,206	(1)
Noninterest Expense:
Professional Fees	3,855		3,402	3,825
Interchange Service Fees	6,118		6,010	5,402
Telephone	2,373		2,323	2,493
Advertising	3,742		4,285	4,275
Printing & Supplies	2,124	(1)	2,472	2,372

(1)	<1% of appropriate threshold.

Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of December 31, 2007, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Thousands)	Amount
Commitments to Extend Credit(1)	$437,806
Standby Letters of Credit	$17,385

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $1.5 million in 2007, $1.5 million in 2006, and $1.3 million in 2005.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2007, are as follows (in millions): 2008, $1.4; 2009, $1.3; 2010, $1.1; 2011, $1.0; 2012, $.4; thereafter, $5.7.

Contingencies.  The Company is a party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation.  The Company recorded a charge in its fourth quarter financial statements of approximately $1.9 million, or $0.07 per diluted common share to recognize a contingent liability related to the costs of the judgments and settlements from certain Visa Inc. (“Visa”) related litigation (“Covered Litigation”).  Visa U.S.A. believes that its member banks are required to indemnify Visa U.S.A. for potential losses arising from certain Covered Litigation.  The Company has been a Visa U.S.A. member for a number of years.

Visa has stated in its filings with the SEC that Visa’s escrow account established with a portion of its IPO proceeds will be used to pay the costs of the judgments and settlements from the Covered Litigation.  Thus, provided that the escrow account has sufficient funds, the liability recorded on the Company’s books would no longer be required and would be reversed.

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

The Company’s financial instruments that have estimated fair values are presented below:

	At December 31,
	2007		2006
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$93,437	$93,437	$98,769	$98,769
Short-Term Investments	166,260	166,260	78,795	78,795
Investment Securities	190,719	190,719	191,894	191,894
Loans, Net of Allowance for Loan Losses	1,897,784	1,982,661	1,982,504	1,992,025
Total Financial Assets	$2,348,200	$2,433,077	$2,351,962	$2,361,483

Financial Liabilities:
Deposits	$2,142,344	$2,089,550	$2,081,654	$2,007,308
Short-Term Borrowings	53,131	53,022	65,023	64,970
Subordinated Notes Payable	62,887	63,371	62,887	63,013
Long-Term Borrowings	26,731	28,284	43,083	42,256
Total Financial Liabilities	$2,285,093	$2,234,227	$2,252,647	$2,177,547

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income

(Dollars in Thousands)	2007	2006	2005
OPERATING INCOME
Income Received from Subsidiary Bank:
Dividends	$49,207	$20,166	$10,597
Overhead Fees	3,532	3,524	2,716
Other Income	164	112	87
Total Operating Income	52,903	23,802	13,400

OPERATING EXPENSE
Salaries and Associate Benefits	1,812	2,360	2,191
Interest on Subordinated Notes Payable	3,730	3,725	2,981
Professional Fees	787	741	1,399
Advertising	260	403	467
Legal Fees	375	604	701
Other	621	649	471
Total Operating Expense	7,585	8,482	8,210
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	45,318	15,320	5,190
Income Tax Benefit	(1,429)	(1,835)	(2,060)
Income Before Equity in Undistributed Earnings of Subsidiary Bank	46,747	17,155	7,250
Equity in Undistributed Earnings of Subsidiary Bank	(17,064)	16,110	23,031
Net Income	$29,683	$33,265	$30,281

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)(1)	2007	2006
ASSETS
Cash and Due From Subsidiary Bank	$958	$8,921
Investment in Subsidiary Bank	357,093	373,278
Other Assets	2,826	1,550
Total Assets	$360,877	$383,749

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	5,315	5,092
Total Liabilities	$68,202	$67,979

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,182,553 and 18,518,398 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	172	185
Additional Paid-In Capital	38,243	80,654
Retained Earnings	260,325	243,242
Accumulated Other Comprehensive Loss, Net of Tax	(6,065)	(8,311)
Total Shareowners' Equity	292,675	315,770
Total Liabilities and Shareowners' Equity	$360,877	$383,749

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,683	$33,265	$30,281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	17,064	(16,110)	(23,031)
Non-Cash Compensation	238	1,673	110
Increase in Other Assets	(152)	(670)	131
Increase in Other Liabilities	222	1,976	381
Net Cash Provided by Operating Activities	47,055	20,134	7,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Investment in:
Purchase of held-to-maturity and available-for-sale securities	(1,000)	-	-
CCBG Capital Trust I and CCBG Capital Trust II	-	-	(959)
Cash Paid for Acquisitions	-	-	(29,953)
Increase in Investment in Bank Subsidiary	1,466	-	-
Net Cash Used in Investing Activities	466	-	(30,912)

CASH FROM FINANCING ACTIVITIES:
Proceeds from Subordinated Notes	-	-	31,959
Payment of Dividends	(12,823)	(12,322)	(11,397)
Repurchase of Common Stock	(43.233)	(5,360)	-
Issuance of Common Stock	572	1,035	1,019
Net Cash (Used in) Provided by Financing Activities	(55,484)	(16,647)	21,581

Net Increase (Decrease) in Cash	(7,963)	3,487	(1,459)
Cash at Beginning of Period	8,921	5,434	6,893
Cash at End of Period	$958	$8,921	$5,434

Note 21
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss).  Total comprehensive income is reported in the accompanying statements of changes in shareowners’ equity.  Information related to net comprehensive income (loss) is as follows:

(Dollars in Thousands)	2007	2006	2005
Other Comprehensive Income (Loss):
Securities available for sale:
Change in net unrealized gain (loss), net of tax expense (benefit) of $616, $202, and $(502)	$1,080	$412	$(893)
Retirement plans:
Change in funded status of defined benefit pension plan and SERP plan, net of tax expense of $830	1,166	-	-
Net Other Comprehensive Gain (Loss)	$2,246	$412	$(893)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

Net unrealized gain (loss) on securities available for sale	$246	$(834)	$(1,246)
Net unfunded liability for defined benefit pension plan and SERP plan	(6,311)	(7,477)	-
	$(6,065)	$(8,311)	$(1,246)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2007.

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

Ernst & Young, LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2007, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2007, as stated in its attestation report, which is included herein on page 90.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on the Effectiveness of Internal Control Over Financial Reporting under Item 9A.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated statement of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of income, changes in shareowners’ equity, and cash flows for the year ended December 31, 2007 of Capital City Bank Group, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 13, 2008

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2008.

Item 11.	Executive Compensation

Incorporated herein by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

Equity Compensation Plan Information

Our 2005 Associate Incentive Plan, 2005 Associate Stock Purchase Plan, and 2005 Director Stock Purchase Plan were approved by our shareowners.  The following table provides certain information regarding our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	60,384(1)	$32.83	1,410,930(2)

Equity Compensation Plans Not Approved by Securities Holders	-	-	-
Total	60,384	$ 32.83	1,410,930

(1)	Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated 1996 Associate Incentive Plan.

(2)
Consists of 814,108 shares available for issuance under our 2005 Associate Incentive Plan, 533,938 shares available for issuance under our 2005 Associate Stock Purchase Plan, and 62,884 shares available for issuance under our 2005 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2005 Associate Incentive Plan.

For additional information about our equity compensation plans, see Stock Based Compensation in Note 11 in the Notes to the Consolidated Financial Statements.

The other information required by Item 12 is incorporated herein by reference to the section entitled “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Related Person Transaction Policy” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2008.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2008.

PART IV

The following documents are filed as part of this report

1.      Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Income for Fiscal Years 2007, 2006, and 2005

Consolidated Statements of Financial Condition at the end of Fiscal Years 2007 and 2006

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2007, 2006, and 2005

Consolidated Statements of Cash Flows for Fiscal Years 2007, 2006, and 2005

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

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of its shareowners.

4.2	Capital City Bank Group, Inc. 2005 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.3	Capital City Bank Group, Inc. 2005 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.4	Capital City Bank Group, Inc. 2005 Associate Incentive Plan - incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.5
In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.

10.1
Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).

10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).

10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).

10.4
2005 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 24, 2005 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/31/05) (No. 0-13358).

10.5
2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.6	Capital City Bank Group, Inc. Non-Employee Director Plan, as amended – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.7
Form of Participant Agreement for the Capital City Bank Group, Inc. Long-Term Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q (filed 8/10/06) (No. 0-13358).

11	Statement re Computation of Per Share Earnings.*

14
Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2007.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Information required to be presented in Exhibit 11 is provided in Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.

**	Filed electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 17, 2008, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2008 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 17, 2008, on its behalf by the undersigned, thereunto duly authorized.

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