Form 10-Q
period 2008-03-31
CAPITAL CITY BANK GROUP INC
filed 2008-05-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(850) 402-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer”, “accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 30, 2008, 17,168,249 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2008

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

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

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Unaudited)

(Dollars In Thousands, Except Share Data)	March 31, 2008	December 31, 2007
ASSETS
Cash and Due From Banks	$97,525	$93,437
Funds Sold and Interest Bearing Deposits	241,202	166,260
Total Cash and Cash Equivalents	338,727	259,697

Investment Securities, Available-for-Sale	186,944	190,719

Loans, Net of Unearned Interest	1,914,458	1,915,850
Allowance for Loan Losses	(20,277)	(18,066)
Loans, Net	1,894,181	1,897,784

Premises and Equipment, Net	100,145	98,612
Goodwill	84,811	84,811
Other Intangible Assets	12,299	13,757
Other Assets	75,405	70,947
Total Assets	$2,692,512	$2,616,327

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$432,904	$432,659
Interest Bearing Deposits	1,759,701	1,709,685
Total Deposits	2,192,605	2,142,344

Short-Term Borrowings	61,781	53,131
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	29,843	26,731
Other Liabilities	47,723	38,559
Total Liabilities	2,394,839	2,323,652

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,174,725 and 17,182,553 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	172	172
Additional Paid-In Capital	38,042	38,243
Retained Earnings	264,538	260,325
Accumulated Other Comprehensive Loss, Net of Tax	(5,079)	(6,065)
Total Shareowners' Equity	297,673	292,675
Total Liabilities and Shareowners' Equity	$2,692,512	$2,616,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands, Except Per Share Data)	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$35,255	$39,053
Investment Securities:
U.S. Treasury	167	141
U.S. Govt. Agencies	760	939
States and Political Subdivisions	786	676
Other Securities	181	184
Funds Sold	1,574	521
Total Interest Income	38,723	41,514

INTEREST EXPENSE
Deposits	10,481	11,000
Short-Term Borrowings	521	761
Subordinated Notes Payable	931	926
Other Long-Term Borrowings	331	502
Total Interest Expense	12,264	13,189

NET INTEREST INCOME	26,459	28,325
Provision for Loan Losses	4,142	1,237
Net Interest Income After Provision For Loan Losses	22,317	27,088

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,765	6,045
Data Processing	813	715
Asset Management Fees	1,150	1,225
Securities Transactions	65	7
Mortgage Banking Revenues	494	679
Bank Card Fees	3,961	3,487
Other	4,551	1,804
Total Noninterest Income	17,799	13,962

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,604	15,719
Occupancy, Net	2,362	2,236
Furniture and Equipment	2,582	2,349
Intangible Amortization	1,459	1,459
Other	7,791	8,799
Total Noninterest Expense	29,798	30,562

INCOME BEFORE INCOME TAXES	10,318	10,488
Income Taxes	3,038	3,531

NET INCOME	$7,280	$6,957

Basic Net Income Per Share	$0.42	$0.38
Diluted Net Income Per Share	$0.42	$0.38

Average Basic Shares Outstanding	17,170,230	18,408,726
Average Diluted Share Outstanding	17,178,358	18,419,616

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, December 31, 2007	17,182,553	$172	$38,243	$260,325	$(6,065)	$292,675
Cumulative Effect of Adoption of EITF 06-4	-	-	-	(30)	-	(30)
Comprehensive Income:
Net Income	-	-	-	7,280	-	7,280
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	986	986
Total Comprehensive Income	-	-	-	-	-	8,266
Cash Dividends ($.1850 per share)	-	-	-	(3,037)	-	(3,037)
Stock Performance Plan Compensation	-	-	45	-	-	45
Issuance of Common Stock	17,172	-	488	-	-	488
Repurchase of Common Stock	(25,000)	-	(734)	-	-	(734)

Balance, March 31, 2008	17,174,725	$172	$38,042	$264,538	$(5,079)	$297,673

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,280	$6,957
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	4,142	1,237
Depreciation	1,717	1,534
Net Securities Amortization	112	92
Amortization of Intangible Assets	1,459	1,459
Gain on Securities Transactions	(65)	(7)
Origination of Loans Held-for-Sale	(33,930)	(43,084)
Proceeds From Sales of Loans Held-for-Sale	33,454	42,374
Net Gain From Sales of Loans Held-for-Sale	(494)	(679)
Non-Cash Compensation	157	63
Deferred Income Taxes	1,493	1,152
Net Increase in Other Assets	(797)	(4,297)
Net Increase in Other Liabilities	6,575	11,084
Net Cash Provided By Operating Activities	21,103	17,885

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(25,566)	(10,715)
Sales	1,998	-
Payments, Maturities, and Calls	28,846	11,552
Net (Increase) Decrease in Loans	(2,727)	33,060
Purchase of Premises & Equipment	(3,251)	(4,102)
Proceeds From Sales of Premises & Equipment	-	294
Net Cash (Used In) Provided By Investing Activities	(700)	30,089

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	50,261	(39,593)
Net Increase in Short-Term Borrowings	8,653	12,921
Increase in Other Long-Term Borrowings	3,809	1,700
Repayment of Other Long-Term Borrowings	(700)	(1,911)
Dividends Paid	(3,173)	(3,240)
Repurchase of Common Stock	(711)	(9,783)
Issuance of Common Stock	488	433
Net Cash Provided By (Used In) Financing Activities	58,627	(39,473)

NET CHANGE IN CASH AND CASH EQUIVALENTS	79,030	8,501

Cash and Cash Equivalents at Beginning of Period	259,697	177,564
Cash and Cash Equivalents at End of Period	$338,727	$186,065

Supplemental Disclosure:
Interest Paid on Deposits	$10,756	$11,112
Interest Paid on Debt	$1,775	$2,199
Taxes Paid	$4,129	$3,229
Loans Transferred to Other Real Estate	$3,886	$863
Issuance of Common Stock as Non-Cash Compensation	$240	$1,158

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Capital City Bank Group, Inc. (“CCBG” or the “Company”) provides a full range of banking and banking-related services to individual and corporate customers through its subsidiary, Capital City Bank, with banking offices located in Florida, Georgia, and Alabama.  The Company is subject to competition from other financial institutions, is subject to regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Prior period financial statements have been reformatted and amounts reclassified, as necessary, to conform with the current presentation.  The Company and its subsidiary follow accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements which are included in the 2007 Form 10-K.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$20,927	$287	$-	$21,214
U.S. Government Agencies	25,851	478	-	26,329
States and Political Subdivisions	92,896	649	27	93,518
Mortgage-Backed Securities	32,936	436	3	33,369
Other Securities(1)	12,425	89	-	12,514
Total Investment Securities	$185,035	$1,939	$30	$186,944

	December 31, 2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$16,216	$97	$-	$16,313
U.S. Government Agencies	45,489	295	34	45,750
States and Political Subdivisions	90,014	164	177	90,001
Mortgage-Backed Securities	26,334	85	132	26,287
Other Securities(1)	12,307	61	-	12,368
Total Investment Securities	$190,360	$702	$343	$190,719

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.6 million and $4.8 million, respectively at March 31, 2008 and $6.5 million and $4.8 million, respectively at December 31, 2007.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2008	December 31, 2007
Commercial, Financial and Agricultural	$202,238	$208,864
Real Estate-Construction	152,060	142,248
Real Estate-Commercial	624,826	634,920
Real Estate-Residential	488,063	485,608
Real Estate-Home Equity	197,093	192,428
Real Estate-Loans Held-for-Sale	4,501	2,764
Consumer	245,677	249,018
Loans, Net of Unearned Interest	$1,914,458	$1,915,850

Net deferred fees included in loans at March 31, 2008 and December 31, 2007 were $1.7 million and $1.6 million, respectively.

Above loan balances include loans in process with outstanding balances of $10.6 million and $7.4 million at March 31, 2008 and December 31, 2007, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month periods ended March 31 was as follows:

(Dollars in Thousands)	2008	2007
Balance, Beginning of Period	$18,066	$17,217
Provision for Loan Losses	4,142	1,237
Recoveries on Loans Previously Charged-Off	749	476
Loans Charged-Off	(2,680)	(1,822)
Balance, End of Period	$20,277	$17,108

Impaired Loans.  On a non-recurring basis, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	March 31, 2008		December 31, 2007
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$27,875	$6,068	$21,615	$4,702
Without Related Valuation Allowance	18,236	-	15,019	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $97.1 million and $98.6 million at March 31, 2008 and December 31, 2007, respectively. Intangible assets were as follows:

	March 31, 2008		December 31, 2007
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$36,009	$47,176	$34,598
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	736	1,867	688
Total Intangible Assets	$133,854	$36,745	$133,854	$35,286

Net Core Deposit Intangibles: As of March 31, 2008 and December 31, 2007, the Company had net core deposit intangibles of $11.2 million and $12.6 million, respectively. Amortization expense for the first three months of 2008 and 2007 was approximately $1.5 million.  Estimated annual amortization expense is $5.5 million.

Goodwill: As of March 31, 2008 and December 31, 2007, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Other: As of March 31, 2008 and December 31, 2007, the Company had a customer relationship intangible, net of accumulated amortization, of $1.1 million and $1.2 million, respectively. This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company. Amortization expense for the first three months of 2008 and 2007 was approximately $48,000. Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 2008 and December 31, 2007 was as follows:

(Dollars in Thousands)	March 31, 2008	December 31, 2007
NOW Accounts	$800,128	$744,093
Money Market Accounts	381,474	386,619
Savings Deposits	116,018	111,600
Other Time Deposits	462,081	467,373
Total Interest Bearing Deposits	$1,759,701	$1,709,685

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with SFAS No. 123R, "Share-Based Payment” (Revised) under the fair value method.

As of March 31, 2008, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP"). Total compensation expense associated with these plans for the three months ended March 31, 2008 and 2007 was approximately $192,000 and $106,000, respectively.  The Company, under the terms and conditions of the AIP, maintained a 2011 Incentive Plan (“2011 Plan”) which was terminated in March 2008 and approximately $577,000 in related expense accrued for this plan was reversed during the first quarter of 2008.

AIP. The Company's AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation. Under the AIP, the Company adopted the Stock-Based Incentive Plan (the "2006 Incentive Plan"), effective January 1, 2006, which was a performance-based equity bonus plan for selected members of management, including all executive officers. Under the 2006 Incentive Plan, all participants were eligible to earn an equity award, in the form of performance shares, on an annual basis over a term of five years. Annual awards were tied to an internally established annual earnings target linked to the Company’s 2011 strategic initiative.

The Company terminated the 2006 Incentive Plan in March 2008 in conjunction with the termination of the Company’s 2011 strategic initiative.  Due to the performance targets not being met, no expense was recognized in 2008 or 2007 for the 2006 Incentive Plan.

During the first quarter of 2008, under the terms and conditions of the AIP, the Company adopted a new Stock-Based Incentive Plan (the “2008 Incentive Plan”), substantially similar to the 2006 Incentive Plan.  All participants in this plan are eligible to earn an equity award, in the form of restricted stock.  The award for 2008 is tied to internally established performance goals.  The grant-date fair value of the compensation award for 2008 is approximately $581,000. In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 20,583 shares are eligible for issuance.

A total of 875,000 shares of common stock have been reserved for issuance under the AIP.  To date, the Company has issued a total of 60,892 shares of common stock under the AIP.

Executive Stock Option Agreement.  For 2003 through 2006, under the provisions of the AIP (and its predecessor), the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  These agreements granted a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements.  The options granted under the agreements have a term of ten years and vest at a rate of one-third on each of the first, second, and third anniversaries of the date of grant.  Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised.  The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64.  The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively.  Under the 2006 and 2005 agreements, the earnings per share conditions were not met; therefore, no options were granted and no expense was recognized related to these agreements.  In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expenses in 2005 through 2007 of approximately $193,000, $205,000, and $125,000, respectively, related to the 2004 and 2003 agreements.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized in the first quarter of 2008 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of March 31, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	60,384	$32.79	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2008	60,384	$32.79	6.6	$-
Exercisable at March 31, 2008	60,384	$32.79	6.6	$-

As of March 31, 2008, there was no unrecognized compensation cost related to the option shares granted under the agreements.

DSPP. The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors annual cash compensation. The DSPP has 93,750 shares reserved for issuance. A total of 38,092 shares have been issued since the inception of the DSPP. For the first quarter of 2008, the Company recognized approximately $16,000 in expense related to this plan. For the first quarter of 2007, the Company recognized approximately $18,000 in expense related to the DSPP.

ASPP. Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. A total of 69,749 shares have been issued since inception of the ASPP. For the first quarter of 2008, the Company recognized approximately $30,000 in expense related to this plan. For the first quarter of 2007, the Company recognized $25,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $5.51 for the first quarter of 2008. For the first quarter of 2007, the weighted average fair value purchase right granted was $5.91. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Dividend yield	2.8%	2.0%
Expected volatility	39.0%	24.0%
Risk-free interest rate	3.1%	4.9%
Expected life (in years)	0.5	0.5

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007

Discount Rate	6.25%	6.00%
Long-Term Rate of Return on Assets	8.00%	8.00%

Service Cost	$1,279	$1,350
Interest Cost	1,063	1,025
Expected Return on Plan Assets	(1,253)	(1,300)
Prior Service Cost Amortization	75	100
Net Loss Amortization	280	250
Net Periodic Benefit Cost	$1,444	$1,425

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007

Discount Rate	6.25%	6.00

Service Cost	$22	$25
Interest Cost	56	63
Prior Service Cost Amortization	2	3
Net Loss Amortization	1	18
Net Periodic Benefit Cost	$81	$109

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of March 31, 2008, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$429
Standby Letters of Credit	$17

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Indemnification Obligation.  The Company recorded a charge in its fourth quarter 2007 financial statements of approximately $1.9 million, or $0.07 per diluted common share, to recognize a contingent liability related to the costs of the judgments and settlements from certain Visa Inc. (“Visa”) related litigation (“Covered Litigation”).  Visa U.S.A. believes that its member banks are required to indemnify Visa U.S.A. for potential losses arising from certain Covered Litigation.  The Company has been a Visa U.S.A. member for a number of years.

The Company reversed a portion of the Covered Litigation accrual in the amount of approximately $1.1 million to account for the establishment of an escrow account by Visa Inc. in conjunction with its initial public offering during the first quarter of 2008.  This escrow account was established to pay the costs of the judgments and settlements from the Covered Litigation.  Approximately $0.8 million remains accrued for the FIN 45 contingent liability related to remaining Visa Inc. litigation.

NOTE 10 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  The Company’s comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes). Changes in unrealized gains (losses), net of taxes, on securities totaled approximately $986,000 and $315,000 for the three months ended March 31, 2008 and 2007, respectively.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the three months ended March 31, 2008 and 2007.

NOTE 11 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (“FSP”) No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value on a recurring basis utilizing Level 1, 2, or 3 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service or a model that uses, as inputs, observable market based parameters.  The fair value measurements consider observable data that may include quoted prices in active markets, or other inputs, including dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, and credit information and the bond's terms and conditions.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities Available for Sale	$71,713	$102,717	$1,089	$175,519

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $46.1 million, with a valuation allowance of $6.1 million, resulting in an additional provision for loan losses of $1.4 million for the period.

Loans Held for Sale.  Loans held for sale, which are carried at the lower of cost or fair value are adjusted to fair value on a non-recurring basis.  Fair value is based on observable market rates for comparable loan products which is considered a level 2 fair value measurement.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Changes in fair value on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) is applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements because the Company did not elect fair value measurement under SFAS 159.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008	2007				2006
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$38,723	$40,786	$41,299	$41,724	$41,514	$42,600	$42,512	$41,369
Interest Expense	12,264	13,241	13,389	13,263	13,189	13,003	12,289	11,182
Net Interest Income	26,459	27,545	27,910	28,461	28,325	29,597	30,223	30,187
Provision for Loan Losses	4,142	1,699	1,552	1,675	1,237	460	711	121
Net Interest Income After Provision for Loan Losses	22,317	25,846	26,358	26,786	27,088	29,137	29,512	30,066
Noninterest Income	17,799	15,823	14,431	15,084	13,962	14,385	14,144	14,003
Noninterest Expense	29,798	31,614	29,919	29,897	30,562	29,984	30,422	31,070
Income Before Provision for Income Taxes	10,318	10,055	10,870	11,973	10,488	13,538	13,234	12,999
Provision for Income Taxes	3,038	2,391	3,699	4,082	3,531	4,688	4,554	4,684
Net Income	$7,280	$7,664	$7,171	$7,891	$6,957	$8,850	$8,680	$8,315
Net Interest Income (FTE)	$27,077	$28,196	$28,517	$29,050	$28,898	$30,152	$30,745	$30,591

Per Common Share:
Net Income Basic	$0.42	$0.44	$0.41	$0.43	$0.38	$0.48	$0.47	$0.44
Net Income Diluted	0.42	0.44	0.41	0.43	0.38	0.48	0.47	0.44
Dividends Declared	0.1850	0.1850	.175	.175	.175	.175	.163	.163
Diluted Book Value	17.33	17.03	16.95	16.87	16.97	17.01	17.18	16.81
Market Price:
High	29.99	34.00	36.40	33.69	35.91	35.98	33.25	35.39
Low	24.76	24.60	27.69	29.12	29.79	30.14	29.87	29.51
Close	29.00	28.22	31.20	31.34	33.30	35.30	31.10	30.20

Selected Average Balances:
Loans	$1,909,574	$1,908,069	$1,907,235	$1,944,969	$1,980,224	$2,003,719	$2,025,112	$2,040,656
Earning Assets	2,301,463	2,191,230	2,144,737	2,187,236	2,211,560	2,238,066	2,241,158	2,278,817
Assets	2,646,474	2,519,682	2,467,703	2,511,252	2,530,790	2,557,357	2,560,155	2,603,090
Deposits	2,148,874	2,016,736	1,954,160	1,987,418	2,003,726	2,028,453	2,023,523	2,047,755
Shareowners’ Equity	296,804	299,342	301,536	309,352	316,484	323,903	318,041	315,794
Common Equivalent Shares:
Basic	17,170	17,444	17,709	18,089	18,409	18,525	18,530	18,633
Diluted	17,178	17,445	17,719	18,089	18,420	18,569	18,565	18,653

Ratios:
ROA	1.11%	1.21%	1.15%	1.26%	1.11%	1.37%	1.35%	1.28%
ROE	9.87%	10.16%	9.44%	10.23%	8.91%	10.84%	10.83%	10.56%
Net Interest Margin (FTE)	4.73%	5.10%	5.27%	5.33%	5.29%	5.35%	5.45%	5.38%
Efficiency Ratio	63.15%	68.51%	66.27%	64.44%	67.90%	63.99%	64.35%	66.23%

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2008 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended March 31,
	2008	2007
Efficiency ratio	66.40%	71.31%
Effect of intangible amortization expense	(3.25)%	(3.41)%
Operating efficiency ratio	63.15%	67.90%

Reconciliation of operating net noninterest expense ratio:

	Three Months Ended March 31,
	2008	2007
Net noninterest expense as a percent of average assets	1.82%	2.66%
Effect of intangible amortization expense	(0.22)%	(0.23)%
Operating net noninterest expense as a percent of average assets	1.60%	2.43%

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

However, other factors besides those listed in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties.  Any forward-looking statements made by us or on our behalf speak only as of the date they are made.  We do not undertake to update any forward-looking statement, except as required by applicable law.

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 70 full-service offices located in Florida, Georgia, and Alabama.  The Bank also has a two mortgage lending offices located in Florida and one additional Georgia community.  The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, retail securities brokerage and data processing services.

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

Our long-term vision is to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas.  Six markets have been identified, five in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando, and Pasco Counties in Florida, the western panhandle in Florida, and Bibb and surrounding counties in central Georgia.  We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Expansion opportunities that will be evaluated include asset management and mortgage banking.

FINANCIAL OVERVIEW

A summary overview of our financial performance for the first quarter of 2008 versus the first quarter of 2007 is provided below.

Financial Performance Highlights –

•
Earnings for the first quarter of 2008 totaled $7.3 million ($0.42 per diluted share) compared to $7.0 million ($0.38 per diluted share) for the first quarter of 2007.  Earnings for the first quarter included two Visa Inc. related transactions totaling $2.3 million (after-tax), or $0.13 per diluted share.

•
Tax equivalent net interest income declined $1.8 million, or 6.3%, from the first quarter of 2007 due to net interest margin compression attributable primarily to an increase in foregone interest related to the increase in our level of nonperforming loans.

•
Noninterest income increased $3.8 million, or 27.5%, over the first quarter of 2007 due primarily to a $2.4 million gain from the redemption of Visa Inc. shares.  Deposit fees and bank card fees also posted strong gains.

•	Noninterest expense decreased $764,000, or 2.5%, from the first quarter of 2007 including the $1.1 million reversal of reserve for the Visa Inc. litigation.

•	Credit quality deteriorated as reflected by a higher loan loss provision for the quarter. The allowance for loan losses continues to be adequately funded at 1.06% of total loans.

•	Well-capitalized with a risk based capital ratio of 14.01%.

RESULTS OF OPERATIONS

Net Income

Earnings were $7.3 million, or $.42 per diluted share, for the first quarter of 2008.  This compares to $7.0 million or $.38 per diluted share for the first quarter of 2007.  Earnings for the first quarter include a $2.4 million pre-tax gain from the redemption of Visa Inc. shares related to their initial public offering, the reversal of $1.1 million (pre-tax) of litigation reserves recorded in the previous quarter related to certain Visa litigation, which are referred to as “Covered Litigation”, and an increase to the reserve for loan losses of $2.2 million.

A condensed earnings summary is presented below:

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
Interest Income	$38,723	$41,514
Taxable Equivalent Adjustment(1)	619	573
Interest Income (FTE)	39,342	42,087
Interest Expense	12,264	13,189
Net Interest Income (FTE)	27,078	28,898
Provision for Loan Losses	4,142	1,237
Taxable Equivalent Adjustment	619	573
Net Interest Income After Provision	22,317	27,088
Noninterest Income	17,799	13,962
Noninterest Expense	29,798	30,562
Income Before Income Taxes	10,318	10,488
Income Taxes	3,038	3,531
Net Income	$7,280	$6,957
Basic Net Income Per Share	$0.42	$0.38
Diluted Net Income Per Share	$0.42	$0.38

Return on Average Assets(2)	1.11%	1.11%
Return on Average Equity(2)	9.87%	8.91%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  Tax equivalent net interest income for the first quarter of 2008 declined $1.8 million or 6.3% compared to the first quarter of 2007.  The decline in net interest income is attributable to compression of our net interest margin.  Table I on page 32 provides a comparative analysis of our average balances and interest rates.

While we believe we have been successful in neutralizing the impact of reductions in the Federal Reserve’s federal funds rate over the last two quarters, a rising level of foregone interest income associated with higher levels of nonperforming assets, and the recent influx of higher cost negotiated deposits (primarily public funds) are the primary factors producing a decline in the net interest margin of 56 basis points over first quarter 2007.   Average negotiated deposits have grown from $275 million in the first quarter of 2007 to $538 million in the most recent quarter.  Although this growth in deposits has had a positive impact on net interest income, it has had an adverse impact on our margin due to the relatively thin spreads on these deposits.  See “Discussion of Financial Condition” for a more detailed analysis of nonperforming assets and deposit growth.

For the first quarter of 2008, taxable-equivalent interest income decreased $2.7 million, or 6.5%, over the first quarter in 2007.  The decrease was attributable to lower yields resulting from the Federal Reserve rate cuts and a shift in mix on earning assets.  Compared to the first quarter of 2007, the average yield on earning assets declined 84 basis points.  We anticipate that our income on earning assets will continue to decline in the current rate environment during the second quarter.

Interest expense for the first quarter decreased $900,000, or 7.0%, from the comparable period in 2007.  The average cost of funds decreased 28 basis points from the first quarter of 2007 to 2.14%.  Since September 2007, we have aggressively reduced our deposit rates in response to the rate reductions initiated by the Federal Reserve and believe we have been successful in neutralizing these rate reductions.  However, the rapid growth in the higher cost negotiated deposits (primarily public funds) mitigated the full impact of lowering our deposit rates and, therefore, the decline in our average cost of funds was not commensurate with the decline in our average yield on earning assets.  We anticipate that our average cost of funds will continue to decline in the second quarter.

Our interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) decreased from 4.60% in the first quarter of 2007 to 4.28% in the comparable period of 2008.  The decline reflects the shift in mix on earning assets and the lower yields due to the Federal Reserve rate cuts, partially offset by the lower cost of funds.

Our net yield on earning assets (defined as federal taxable-equivalent net interest income divided by average earning assets) was 4.73% in the first three months of 2008, versus 5.29% for the comparable quarter in 2007.  The margin decrease is primarily attributable to higher foregone interest related to nonaccrual loans and the recent influx of higher cost negotiated deposits.  Market conditions and competition likely will continue to place pressure on net interest margin during the second quarter.

Provision for Loan Losses

The provision for loan losses for the quarter was $4.1 million compared to $1.2 million for the first quarter of 2007.  The increase in the provision for the current quarter is due to credit deterioration resulting in a higher level of impaired loans and related reserves and an increase in reserves allocated to consumer loans.  These increases reflect the impact of the housing and real estate market slowdown, and the related stress on the consumer.  For the quarter, net charge-offs totaled $1.9 million, or ..41%, of average loans compared to $1.3 million, or .28% in the first quarter of 2007.  At quarter-end, the allowance for loan losses was 1.06% of outstanding loans (net of overdrafts) and provided coverage of 54% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
CHARGE-OFFS
Commercial, Financial and Agricultural	$636	$560
Real Estate – Construction	572	108
Real Estate – Commercial	126	326
Real Estate – Residential	176	67
Consumer	1,170	761
Total Charge-offs	2,680	1,822

RECOVERIES
Commercial, Financial and Agricultural	139	36
Real Estate – Construction	-	-
Real Estate – Commercial	1	5
Real Estate – Residential	3	3
Consumer	606	432
Total Recoveries	749	476

Net Charge-offs	$1,931	$1,346

Net Charge-offs (Annualized) as a
Percent of Average Loans Outstanding,
Net of Unearned Interest	0.41%	0.28%

Noninterest Income

Noninterest income for the first quarter increased $3.8 million, or 27.5%, over the first quarter of 2007.  The increase is attributable to a pre-tax gain of $2.4 million from the redemption of Visa Inc. shares as well as higher deposit and bank card fees of $720,000 and $474,000, respectively.  Noninterest income represented 40.2% of operating revenues in the first quarter of 2008 compared to 33.0% in the first quarter of 2007.

The table below reflects the major components of noninterest income.

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
Noninterest Income:
Service Charges on Deposit Accounts	$6,765	$6,045
Data Processing	813	715
Asset Management Fees	1,150	1,225
Retail Brokerage Fees	469	462
Investment Security Gain	65	7
Mortgage Banking Revenues	494	679
Merchant Service Fees(1)	2,208	1,936
Interchange Fees(1)	1,009	910
ATM/Debit Card Fees(1)	744	641
Other	4,082	1,342

Total Noninterest Income	$17,799	$13,962

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $720,000, or 11.9%, over the first quarter of 2007 due to a higher level of NSF/OD activity.

Asset Management Fees.  Fees from asset management were down $75,000 or 6.1% due to a reduction in assets under management primarily reflective of the loss of one large account in early 2007.  At March 31, 2008, assets under management totaled $758.7 million compared to $764.7 million at the end of the first quarter of 2007.

Mortgage Banking Revenues.  Mortgage banking revenues declined $185,000, or 27.3%, from the first quarter of 2007 generally reflective of the housing market slowdown.  Our loan pipeline, however, increased 27% from the end of the linked quarter reflecting some positive momentum in the residential market.

Bank Card Fees.  Bank card fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $475,000, or 13.6% due to higher transaction volume.

Other.  Other income increased $2.7 million, or 204.2% from the first quarter of 2007 due primarily to a $2.4 million gain from the redemption of Visa Inc. shares related to their initial public offering.  Higher fees received for accounts receivable financing and gains from the sale of other real estate in the first quarter of 2008 also contributed to the increase.

Noninterest Expense

Noninterest expense decreased $764,000, or 2.5%, from the first quarter of 2007.  A reversal of $1.1 million of litigation accrual for Covered Litigation was the primary reason for the decline.

The table below reflects the major components of noninterest expense.

	Three Months Ended March 31,
(Dollars in Thousands)	2008	2007
Noninterest Expense:
Salaries	$13,003	$12,343
Associate Benefits	2,601	3,376
Total Compensation	15,604	15,719

Premises	2,362	2,236
Equipment	2,582	2,349
Total Occupancy	4,944	4,585

Legal Fees	503	507
Professional Fees	871	992
Processing Services	461	382
Advertising	779	864
Travel and Entertainment	333	345
Printing and Supplies	515	514
Telephone	593	547
Postage	430	340
Intangible Amortization	1,459	1,459
Interchange Fees	1,849	1,668
Commission Fees	402	224
Courier Service	127	277
Miscellaneous	928	2,139
Total Other	9,250	10,258

Total Noninterest Expense	$29,798	$30,562

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefit expense declined $115,000, or .73%, due to the reversal of $577,000 in accrued incentive expense related to our 2011 Incentive Plan which was terminated during the first quarter of 2008.  Partially offsetting this reduction in expense was higher associate salaries reflective of annual merit and market related salary adjustments.

Occupancy.  Occupancy expense (including premises and equipment) increased $359,000, or 7.8%, due to higher depreciation expense and maintenance and repair expense for furniture, fixtures, and equipment.  The increase in depreciation expense reflects the addition of capitalized assets related to new banking offices and the purchase of a new phone system in late 2007.  The increase in maintenance and repair expense is related to higher expense for maintenance agreements in part due to the opening of new banking offices, but more significantly, maintenance related to the purchase of new software during 2007.

Other.  Other noninterest expense decreased $1.0 million, or 9.8%, from the first quarter of 2007 due primarily to the reversal of the FAS 5 portion ($1.1 million) of litigation reserve related to certain Visa Inc. litigation which was accrued for in the fourth quarter of 2007.  Approximately $800,000 remains accrued for Visa Inc. litigation.

Operating net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization expenses) as a percent of average assets was 1.60% for the first quarter of 2008 compared to 2.43% for the first quarter of 2007.  Our operating efficiency ratio (noninterest expense, excluding intangible amortization expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 63.15% for the first quarter of 2008 compared to 67.90% for the same period in 2007.  The variances in these metrics include the impact of Visa Inc. related entries during the first quarter of 2008 which were previously discussed in detail.

Income Taxes

The provision for income taxes decreased $493,000, or 14.0%, from the first quarter of 2007, reflecting slightly lower taxable income and the resolution of a tax contingency during the first quarter of 2008.  Our effective tax rate for the first quarter of 2008 was 29.44% compared to 33.7% for the same quarter in 2007 with the variance being driven primarily by the tax reserve adjustment previously mentioned.

FINANCIAL CONDITION

Average assets increased $126.8 million, or 5.03%, to $2.646 billion for the quarter-ended March 31, 2008 from $2.520 billion in the fourth quarter of 2007.  Average earning assets of $2.301 billion increased $110.2 million, or 5.03%, from the fourth quarter of 2007.  The increase was due to an increase in short-term investments reflective of an increase in our client deposit balances (see discussion below).  We discuss balance sheet variances in more detail below.

Funds Sold

We ended the first quarter with approximately $186.8 million in average net overnight funds sold, compared to $84.1 million net average overnight funds sold in the fourth quarter of 2007.  A recent influx of public deposits contributed to the growth in overnight funds for the first quarter.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of March 31, 2008, the average investment portfolio decreased $836,000, or .45%, from the fourth quarter of 2007.  We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2008, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At March 31, 2008 and December 31, 2007, shareowners’ equity included a net unrealized gain of $1.2 million and $246,000, respectively.

Loans

Average loans increased $1.5 million, or .08% from the fourth quarter of 2007 due to a steady pace of new loan production and a slowdown in the level of loan payoffs and pay-downs.

Nonperforming Assets

Nonperforming assets of $41.1 million increased from the linked fourth quarter by $12.9 million.  Nonaccrual loans increased $10.2 million from the same period due primarily to the addition of three large real estate loan relationships totaling $9.8 million, which management believes have been adequately reserved for at quarter-end.   These new nonaccrual loans are related to non-coastal residential real estate developments.  Restructured loans totaled $2.0 million at the end of the first quarter.  Other real estate owned totaled $3.8 million at the end of the quarter compared to $3.0 million at year-end 2007.  Nonperforming assets represented 2.14% of loans and other real estate at the end of the first quarter compared to 1.47% at year-end 2007.

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

The allowance for loan losses at March 31, 2008 was $20.3 million, compared to $18.1 million at December 31, 2007.  At March 31, 2008, the allowance represented 1.06% of outstanding loans (net of overdrafts) and provided coverage of 54% of nonperforming loans, compared to 0.95% and 147%, respectively at December 31, 2007.  The increase in the allowance for loan losses is driven by a higher level of reserves for impaired loans and our consumer loan portfolio reflecting the slowdown in housing and real estate markets and the related financial impact on the consumer.  While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence.  It is management’s opinion that the allowance at March 31, 2008 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.149 billion for the first quarter of 2008, an increase of $132.1 million, or 6.6%, over the linked fourth quarter.  The increase was driven by strong growth in negotiated NOW accounts, primarily public funds deposits which began migrating late in the fourth quarter from the Florida State Board of Administration’s Local Government Investment Pool to Capital City Bank.  Partially offsetting this increase was a decline in noninterest bearing accounts, money market accounts, and certificates of deposit.

The ratio of average noninterest bearing deposits to total deposits was 18.8% for the first quarter of 2008, compared to 20.8% for the fourth quarter of 2007.  For the same periods, the ratio of average interest bearing liabilities to average earning assets was 82.7% and 80.0%, respectively.

Market Risk and Interest Rate Sensitivity

Overview

Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareowners’ equity.

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (“ALCO”).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

We prepare a current base case and three alternative simulations, at least once a quarter, and report the analysis to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our interest rate risk management goals are (1) to increase net interest income at a growth rate consistent with the growth rate of total assets and (2) to minimize fluctuations in net interest margin as a percentage of earning assets.  Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining a pool of administered core deposits, and by adjusting pricing rates to market conditions on a continuing basis.

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100 and 200 basis points (“bp”) and plus 300bp, although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a 12 -month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

We augment our quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis.  These alternative interest rate scenarios may include non-parallel rate ramps and non-parallel yield curve twists.

Analysis

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME

Changes in Interest Rates	+300	bp	+200	bp	+100	bp	-100	bp	-200	bp
Policy Limit	10.0%		7.5%		5.0%		-5.0%		-7.5%
March 31, 2008	1.3%		3.9%		3.1%		-2.2%		-6.7%
December 31, 2007	1.4%		4.1%		3.5%		-3.5%		-7.2%

The Net Interest Income at Risk position improved since the fourth quarter of 2007 in all rate scenarios.  All of the above measures of net interest income at risk remained well within prescribed policy limits. Although assumed to be unlikely, our largest exposure is at the -200bp level, with a measure of -6.68%.  This is also well within our prescribed policy limit of -7.5%.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of our net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY

Changes in Interest Rates	+300	bp	+200	bp	+100	bp	-100	bp	-200	bp
Policy Limit	12.5%		10.0%		7.5%		-7.5%		-10.0%
March 31, 2008	1.6%		3.3%		2.5%		-3.5%		-6.9%
December 31, 2007	1.8%		3.4%		2.7%		-3.4%		-6.9%

Measures of the EVE at risk position decreased over year-end 2007 in all rate scenarios with the exception of the down 200 bp scenario.  Although assumed to be unlikely, our largest exposure is at the down 200 bp level, with a measure of -6.90%. This is also well within our prescribed policy limit of 10.0%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

General.  Liquidity for a banking institution is the availability of funds to meet increased loan demand, excessive deposit withdrawals, and the payment of other contractual cash obligations.  Management monitors our financial position in an effort to ensure we have sufficient access to liquid funds to meet normal transaction requirements and take advantage of investment opportunities and cover unforeseen liquidity demands.  In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities (i.e., collection of interest and fees), federal funds sold, loan and investment maturities, our bank lines of credit, approved lines for the purchase of federal funds by CCB, and Federal Home Loan Bank (“FHLB”) advances.

Average liquidity, defined as funds sold and interest bearing deposits with other banks, for the first quarter of 2008 was $206.3 million compared to $96.7 million in the fourth quarter of 2007.  The increase reflects the influx of public deposits during the first quarter (see discussion above – Deposits).

Borrowings.  At March 31, 2008, advances from the FHLB consisted of $41.7 million in outstanding debt and 33 notes.  For the first three months of the year, the Bank made FHLB advance payments totaling approximately $.8 million and obtained four new FHLB advances totaling $3.8 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have the ability to draw on a $25.0 million Revolving Credit Note with SunTrust that is due on March 2010.  Interest is payable monthly at the floating 30 day LIBOR plus .75%.  Principal is due at maturity.  The revolving credit is unsecured.  The existing loan agreement contains certain financial covenants that we must maintain.  At March 31, 2008, we were in compliance with all of the terms of the agreement and had $25.0 million available under the line of credit facility.

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

Capital

Equity capital was $297.7 million as of March 31, 2008, compared to $292.7 million as of December 31, 2007.  Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position.  The leverage ratio was 10.32% at March 31, 2008 compared to 10.41% at December 31, 2007.  Further, the risk-adjusted capital ratio of 14.01% at March 31, 2008 exceeds the 8.0% minimum requirement under the risk-based regulatory guidelines.  As allowed by the Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Dividends declared and paid during the first quarter of 2008 totaled $.185 per share compared to $.175 per share for the first quarter of 2007, an increase of 5.7%.  The dividend payout ratios for the first quarter ended 2008 and 2007 were 43.8% and 45.4%, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  At March 31, 2008, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first three months of 2008, shareowners’ equity increased $5.0 million, or 6.8%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $7.3 million and the issuance of common stock of $0.5 million, and an increase in the net unrealized gain on available-for-sale securities of $1.0 million.  Equity was reduced by dividends paid during the first three months by $3.0 million, or $.185 per share, the repurchase/retirement of common stock of $.7 million, and a miscellaneous adjustment related to retained earnings related to the adoption of EITF 06-4.  At March 31, 2008, our common stock had a book value of $17.33 per diluted share compared to $17.03 at December 31, 2007.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 2,309,201 shares at an average purchase price of $26.09 per share.  We repurchased 25,000 shares of our common stock in the first quarter of 2008 at an average purchase price of $29.30 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2008, we had $429.3 million in commitments to extend credit and $17.0 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a charge to the provision for loan losses.  Provisions are made to reserve for estimated losses in loan balances.  The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy.  The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period.  A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

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

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government Agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  We anticipate using a rate of return on plan assets of 8.0% for 2008.

The assumed rate of annual compensation increases is based on expected trends in salaries and the employee base.  We used a rate of 5.50% in 2007 and do not expect this assumption to change materially in 2008.

Information on components of our net periodic benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in our 2007 Form 10-K.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards

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

SFAS No. 157, "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 11 – Fair Value Measurements).

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115."  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates (see Note 11 – Fair Value Measurements).

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on our financial statements.

Emerging Issues Task Force Issues

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“Issue 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106.  In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee.  Issue 06-4 is effective for fiscal years beginning after December 15, 2007 with early application permitted.  We adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $30,000.

SEC Staff Accounting Bulletins

SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings."  SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB No. 109 became effective on January 1, 2008 and did not have a material impact on our financial statements.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended March 31,
	2008			2007
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,909,574	$35,452	7.47%	$1,980,224	$39,264	8.04%
Taxable Investment Securities	94,786	1,108	4.67	108,377	1,263	4.67
Tax-Exempt Investment Securities(2)	90,790	1,207	5.32	82,627	1,039	5.03
Funds Sold	206,313	1,574	3.02	40,332	521	5.17
Total Earning Assets	2,301,463	39,341	6.87	2,211,560	42,087	7.71
Cash & Due From Banks	94,247			88,679
Allowance for Loan Losses	(18,227)			(17,073)
Other Assets	268,991			247,624
TOTAL ASSETS	$2,646,474			$2,530,790

LIABILITIES
NOW Accounts	$773,891	$3,440	1.79%	$552,303	$2,626	1.93%
Money Market Accounts	389,828	2,198	2.27	386,736	3,427	3.59
Savings Accounts	113,163	34	0.12	125,419	78	0.25
Other Time Deposits	467,280	4,809	4.14	480,964	4,869	4.11
Total Interest Bearing Deposits	1,744,162	10,481	2.42	1,545,422	11,000	2.89
Short-Term Borrowings	68,095	521	3.06	68,911	761	4.46
Subordinated Notes Payable	62,887	931	5.96	62,887	926	5.97
Other Long-Term Borrowings	27,644	331	4.82	43,137	502	4.72
Total Interest Bearing Liabilities	1,902,788	12,264	2.59	1,720,357	13,189	3.11
Noninterest Bearing Deposits	404,712			458,304
Other Liabilities	42,170			35,645
TOTAL LIABILITIES	2,349,670			2,214,306

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	296,804			316,484

TOTAL LIABILITIES & EQUITY	$2,646,474			$2,530,790

Interest Rate Spread			4.28%			4.60%
Net Interest Income		$27,077			$28,898
Net Interest Margin(3)			4.73%			5.29%

(1)	Average balances include nonaccrual loans. Interest income includes fees on loans of $696,000 and $831,000, for the three months ended March 31, 2008 and 2007, respectively.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2008, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

January 1, 2008 to January 31, 2008	25,000	$29.30	2,309,201	362,674
February 1, 2008 to February 29, 2008	-	-	2,309,201	362,674
March 1, 2008 to March 31, 2008	-	-	2,309,201	362,674
Total	25,000	$29.30	2,309,201	362,674

(1)
This balance represents the number of shares that were repurchased through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on March 30, 2000, and modified by our Board on January 24, 2002, March 22, 2007, and November 11, 2007 under which we were authorized to repurchase up to 2,671,875 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  There is no predetermined expiration date for the Program.  No shares in the first quarter were repurchased outside of the Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Termination of the 2006 Incentive Plan

On March 27, 2008, our Board of Directors terminated the 2006 Incentive Plan, which had been adopted by our Board of Directors effective as of January 1, 2006.  The 2006 Incentive Plan was a performance-based equity bonus plan in which selected members of management, including all named executive officers, were eligible to participate.  The 2006 Incentive Plan was administered under our 2005 Associate Incentive Plan (“AIP”).

A total of 32,799 shares were awarded under the 2006 Incentive Plan, including an aggregate of 6,648 shares to our named executive officers.  The 2006 Incentive Plan’s performance goals had been tied to our long-term strategic plan, Project 2011, which set an aggressive goal of achieving $50 million in annual earnings by 2011.  Due to adverse economic conditions which are outside our control, Project 2011 was terminated as set forth in our Form 8-K filing on February 15, 2008.

Approval of the 2008 Incentive Plan

On March 27, 2008, our Board of Directors approved the 2008 Stock-Based Incentive Plan (the “2008 Incentive Plan”) in accordance with 2005 Associate Incentive Plan (“AIP”) for certain of our officers.  Under the 2008 Incentive Plan and consistent with the objectives of the AIP, participants may receive equity awards in the form of restricted stock, if certain performance goals are satisfied for the 2008 calendar year performance period.

The Compensation Committee reserved an aggregate of 20,583 shares of our stock for issuance pursuant to the 2008 Incentive Plan.  In addition, the Compensation Committee established performance goals and a bonus formula for the 2008 Incentive Plan.  The goals under the 2008 Incentive Plan include an equal weighted average of certain balance sheet growth, earnings growth, and credit quality metrics.  The maximum equity award payable under the 2008 Incentive Plan to our three named executive officers is 22.1% of the reserved shares, and will be payable only if the performance goals are achieved.  Equity awards payable under the 2008 Incentive Plan to the remaining participants will not exceed 77.9% of the reserved shares.

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
        (Registrant)

By: /s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Mr. Davis is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date:  May 9, 2008