Form 10-Q
period 2008-06-30
CAPITAL CITY BANK GROUP INC
filed 2008-08-08
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

At July 31, 2008, 17,123,475 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2008

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

▪	the frequency and magnitude of foreclosure of our loans;
▪	the adequacy of collateral underlying collateralized loans and our ability to resell the collateral if we foreclose on the loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;
▪	the extent to which our nonperforming loans increase or decrease as a percentage of our total loan portfolio;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	our need and our ability to incur additional debt or equity financing;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the effects of harsh weather conditions, including hurricanes;
▪	inflation, interest rate, market and monetary fluctuations;
▪	effect of changes in the stock market and other capital markets;
▪	legislative or regulatory changes;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	changes in the securities and real estate markets;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(Dollars In Thousands, Except Share Data)	June 30, 2008	December 31, 2007
ASSETS
Cash and Due From Banks	$108,672	$93,437
Funds Sold and Interest Bearing Deposits	192,786	166,260
Total Cash and Cash Equivalents	301,458	259,697

Investment Securities, Available-for-Sale	185,971	190,719

Loans, Net of Unearned Interest	1,916,815	1,915,850
Allowance for Loan Losses	(22,518)	(18,066)
Loans, Net	1,894,297	1,897,784

Premises and Equipment, Net	102,559	98,612
Goodwill	84,811	84,811
Other Intangible Assets	10,840	13,757
Other Assets	69,479	70,947
Total Assets	$2,649,415	$2,616,327

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$416,992	$432,659
Interest Bearing Deposits	1,745,934	1,709,685
Total Deposits	2,162,926	2,142,344

Short-Term Borrowings	51,783	53,131
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	36,857	26,731
Other Liabilities	38,382	38,559
Total Liabilities	2,352,835	2,323,652

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,111,439 and 17,182,553 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	171	172
Additional Paid-In Capital	36,382	38,243
Retained Earnings	266,171	260,325
Accumulated Other Comprehensive Loss, Net of Tax	(6,144)	(6,065)
Total Shareowners' Equity	296,580	292,675
Total Liabilities and Shareowners' Equity	$2,649,415	$2,616,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30

	Three Months Ended		Six Months Ended
(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$33,422	$39,092	$68,677	$78,145
Investment Securities:
U.S. Treasury	182	142	349	283
U.S. Govt. Agencies	665	916	1,426	1,856
States and Political Subdivisions	781	708	1,567	1,384
Other Securities	182	177	361	360
Funds Sold	1,028	689	2,603	1,210
Total Interest Income	36,260	41,724	74,983	83,238

INTEREST EXPENSE
Deposits	7,162	11,098	17,643	22,098
Short-Term Borrowings	296	737	817	1,498
Subordinated Notes Payable	931	932	1,862	1,858
Other Long-Term Borrowings	396	496	727	998
Total Interest Expense	8,785	13,263	21,049	26,452

NET INTEREST INCOME	27,475	28,461	53,934	56,786
Provision for Loan Losses	5,432	1,675	9,574	2,912
Net Interest Income After Provision For Loan Losses	22,043	26,786	44,360	53,874

NONINTEREST INCOME
Service Charges on Deposit Accounts	7,060	6,442	13,825	12,487
Data Processing	812	790	1,625	1,505
Asset Management Fees	1,125	1,175	2,275	2,400
Securities Transactions	30	0	95	7
Mortgage Banking Revenues	506	850	1,000	1,529
Bank Card Fees	3,908	3,504	7,869	6,991
Other	2,277	2,323	6,828	4,127
Total Noninterest Income	15,718	15,084	33,517	29,046

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,318	14,992	30,922	30,711
Occupancy, Net	2,491	2,324	4,853	4,560
Furniture and Equipment	2,583	2,494	5,165	4,843
Intangible Amortization	1,459	1,458	2,917	2,917
Other	8,905	8,629	16,697	17,428
Total Noninterest Expense	30,756	29,897	60,554	60,459

INCOME BEFORE INCOME TAXES	7,005	11,973	17,323	22,461
Income Taxes	2,195	4,082	5,233	7,613

NET INCOME	$4,810	$7,891	$12,090	$14,848

Basic Net Income Per Share	$.28	$.43	$.70	$.81
Diluted Net Income Per Share	$.28	$.43	$.70	$.81

Average Basic Shares Outstanding	17,146,395	18,089,022	17,158,312	18,247,991
Average Diluted Shares Outstanding	17,146,837	18,089,223	17,159,052	18,248,245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, December 31, 2007	17,182,553	$172	$38,243	$260,325	$(6,065)	$292,675
Cumulative Effect of Adoption of EITF 06-4	-	-	-	(30)	-	(30)
Comprehensive Income:
Net Income	-	-	-	12,090	-	12,090
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	(79)	(79)
Total Comprehensive Income	-	-	-	-	-	12,011
Cash Dividends ($.3700 per share)	-	-	-	(6,214)	-	(6,214)
Stock Performance Plan Compensation	-	-	17	-	-	17
Issuance of Common Stock	18,927	-	535	-	-	535
Repurchase of Common Stock	(90,041)	(1)	(2,413)	-	-	(2,414)

Balance, June 30, 2008	17,111,439	$171	$36,382	$266,171	$(6,144)	$296,580

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in Thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,090	$14,848
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	9,574	2,912
Depreciation	3,447	3,087
Net Securities Amortization	337	170
Amortization of Intangible Assets	2,917	2,917
Gain on Securities Transactions	(95)	(7)
Origination of Loans Held-for-Sale	(32,269)	(94,830)
Proceeds From Sales of Loans Held-for-Sale	35,931	93,254
Net Gain From Sales of Loans Held-for-Sale	(1,000)	(1,529)
Non-Cash Compensation	17	63
Deferred Income Taxes	(730)	76
Net Decrease (Increase) in Other Assets	7,922	(3,508)
Net (Decrease) Increase in Other Liabilities	(1,387)	11,271
Net Cash Provided By Operating Activities	36,754	28,724

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(49,001)	(27,582)
Sales	3,508	-
Payments, Maturities, and Calls	49,846	29,186
Net (Increase) Decrease in Loans	(13,216)	67,966
Purchase of Premises & Equipment	(7,395)	(9,540)
Proceeds From Sales of Premises & Equipment	-	335
Net Cash (Used In) Provided By Investing Activities	(16,258)	60,365

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	20,582	(72,064)
Net (Decrease) Increase in Short-Term Borrowings	(1,343)	9,101
Increase in Other Long-Term Borrowings	11,623	1,700
Repayment of Other Long-Term Borrowings	(1,504)	(3,323)
Dividends Paid	(6,214)	(6,475)
Repurchase of Common Stock	(2,414)	(23,219)
Issuance of Common Stock	535	497
Net Cash Provided By (Used In) Financing Activities	21,265	(93,783)

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,761	(4,694)

Cash and Cash Equivalents at Beginning of Period	259,697	177,564
Cash and Cash Equivalents at End of Period	$301,458	$172,870

Supplemental Disclosure:
Interest Paid on Deposits	$18,607	$22,103
Interest Paid on Debt	$3,391	$4,377
Taxes Paid	$8,961	$6,601
Loans Transferred to Other Real Estate Owned	$4,467	$1,490
Issuance of Common Stock as Non-Cash Compensation	$-	$1,158

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Capital City Bank Group, Inc. (“CCBG” or the “Company”) provides a full range of banking and banking-related services to individual and corporate clients through its subsidiary, Capital City Bank, with banking offices located in Florida, Georgia, and Alabama.  The Company is subject to competition from other financial institutions, is subject to regulation by certain government agencies and undergoes periodic examinations by those regulatory authorities.

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$25,104	$89	$284	$24,909
U.S. Government Agencies	19,526	197	5	19,718
States and Political Subdivisions	94,466	706	194	94,978
Mortgage-Backed Securities	34,097	128	485	33,740
Other Securities(1)	12,572	54	-	12,626
Total Investment Securities	$185,765	$1,174	$968	$185,971

	December 31, 2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$16,216	$97	$-	$16,313
U.S. Government Agencies	45,489	295	34	45,750
States and Political Subdivisions	90,014	164	177	90,001
Mortgage-Backed Securities	26,334	85	132	26,287
Other Securities(1)	12,307	61	-	12,368
Total Investment Securities	$190,360	$702	$343	$190,719

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.7 million and $4.8 million, respectively, at June 30, 2008, and $6.5 million and $4.8 million, respectively, at December 31, 2007.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2008	December 31, 2007
Commercial, Financial and Agricultural	$196,075	$208,864
Real Estate-Construction	150,907	142,248
Real Estate-Commercial	622,282	634,920
Real Estate-Residential	489,268	485,608
Real Estate-Home Equity	205,536	192,428
Real Estate-Loans Held-for-Sale	1,565	2,764
Consumer	251,182	249,018
Loans, Net of Unearned Interest	$1,916,815	$1,915,850

Net deferred fees included in loans at June 30, 2008 and December 31, 2007 were $1.8 million and $1.6 million, respectively.

Above loan balances include loans in process with outstanding balances of $9.5 million and $7.4 million at June 30, 2008 and December 31, 2007, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30 was as follows:

(Dollars in Thousands)	2008	2007
Balance, Beginning of Period	$18,066	$17,217
Provision for Loan Losses	9,574	2,912
Recoveries on Loans Previously Charged-Off	1,287	946
Loans Charged-Off	(6,409)	(3,606)
Balance, End of Period	$22,518	$17,469

Impaired Loans.  On a non-recurring basis, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	June 30, 2008		December 31, 2007
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$28,344	$7,429	$21,615	$4,702
Without Related Valuation Allowance	34,106	-	15,019	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $95.6 million and $98.6 million at June 30, 2008 and December 31, 2007, respectively.  Intangible assets were as follows:

	June 30, 2008		December 31, 2007
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$37,420	$47,176	$34,598
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	783	1,867	688
Total Intangible Assets	$133,854	$38,203	$133,854	$35,286

Net Core Deposit Intangibles:  As of June 30, 2008 and December 31, 2007, the Company had net core deposit intangibles of $9.8 million and $12.6 million, respectively.  Amortization expense for the first six months of 2008 and 2007 was approximately $2.8 million.  Estimated annual amortization expense is $5.5 million.

Goodwill:  As of June 30, 2008 and December 31, 2007, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Other:  As of June 30, 2008 and December 31, 2007, the Company had a customer relationship intangible, net of accumulated amortization, of $1.1 million and $1.2 million, respectively.  This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first six months of 2008 and 2007 was approximately $96,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2008 and December 31, 2007 was as follows:

(Dollars in Thousands)	June 30, 2008	December 31, 2007
NOW Accounts	$814,380	$744,093
Money Market Accounts	387,011	386,619
Savings Deposits	118,307	111,600
Other Time Deposits	426,236	467,373
Total Interest Bearing Deposits	$1,745,934	$1,709,685

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with SFAS No. 123R, "Share-Based Payment” (Revised) under the fair value method.

As of June 30, 2008, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the six months ended June 30, 2008 and 2007 was approximately $208,000 and $137,000, respectively.  The Company, under the terms and conditions of the AIP, maintained a 2011 Incentive Plan (“2011 Plan”) which was terminated in March 2008 and approximately $577,000 in related expense accrued for this plan was reversed during the first quarter of 2008.

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

During the first quarter of 2008, under the terms and conditions of the AIP, the Company adopted a new Stock-Based Incentive Plan (the “2008 Incentive Plan”), substantially similar to the 2006 Incentive Plan.  All participants in this plan are eligible to earn an equity award, in the form of restricted stock.  The award for 2008 is tied to internally established performance goals.  The grant-date fair value of the compensation award for 2008 is approximately $561,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 21,146 shares are eligible for issuance.

A total of 875,000 shares of common stock have been reserved for issuance under the AIP.  To date, the Company has issued a total of 60,892 shares of common stock under the AIP.

Executive Stock Option Agreement.  For 2003 through 2006, under the provisions of the AIP (and its predecessor), the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  These agreements granted a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements.  The options granted under the agreements have a term of ten years and vested at a rate of one-third on each of the first, second, and third anniversaries of the date of grant.  Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised.  The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64.  The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively.  Under the 2006 and 2005 agreements, the earnings per share conditions were not met; therefore, no options were granted and no expense was recognized related to these agreements.  In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expenses in 2005 through 2007 of approximately $193,000, $205,000, and $125,000, respectively, related to the 2004 and 2003 agreements.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for the first six months of 2008 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of June 30, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	60,384	$32.79	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2008	60,384	$32.79	6.4	$-
Exercisable at June 30, 2008	60,384	$32.79	6.4	$-

As of June 30, 2008, there was no unrecognized compensation cost related to the option shares granted under the agreements.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 39,817 shares have been issued since the inception of the DSPP.  For the first six months of 2008, the Company recognized approximately $21,000 in expense related to this plan.  For the first six months of 2007, the Company recognized approximately $23,000 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 69,749 shares have been issued since inception of the ASPP.  For the first six months of 2008, the Company recognized approximately $58,000 in expense related to this plan.  For the first six months of 2007, the Company recognized $51,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $5.51 for the first six months of 2008.  For the first six months of 2007, the weighted average fair value purchase right granted was $5.91.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

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

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007

Discount Rate	6.00%	6.00%	6.00%	6.00%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,279	$1,350	$2,558	$2,700
Interest Cost	1,063	1,025	2,126	2,050
Expected Return on Plan Assets	(1,253)	(1,300)	(2,506)	(2,600)
Prior Service Cost Amortization	75	100	151	200
Net Loss Amortization	280	250	561	500
Net Periodic Benefit Cost	$1,444	$1,425	$2,890	$2,850

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007

Discount Rate	6.00%	6.00%	6.00%	6.00%

Service Cost	$22	$25	$44	$50
Interest Cost	56	63	111	126
Prior Service Cost Amortization	2	3	4	6
Net Loss Amortization	1	18	3	36
Net Periodic Benefit Cost	$81	$109	$162	$218

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of June 30, 2008, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$401
Standby Letters of Credit	$17

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A believes that its member banks are required to indemnify Visa U.S.A. for potential future settlement of certain litigation (the “Covered Litigation”).  The Company recorded a charge in its fourth quarter 2007 financial statements of approximately $1.9 million, or $0.07 per diluted common share, to recognize its proportionate contingent liability related to the costs of the judgments and settlements from the Covered Litigation.

The Company reversed a portion of the Covered Litigation accrual in the amount of approximately $1.1 million to account for the establishment of an escrow account by Visa Inc., the parent company of Visa U.S.A., in conjunction with Visa’s initial public offering during the first quarter of 2008.  This escrow account was established to pay the costs of the judgments and settlements from the Covered Litigation.  Approximately $0.8 million remains accrued for the contingent liability related to remaining Covered Litigation.

NOTE 10 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $3.7 million and $12.0 million, respectively, for the three and six months ended June 30, 2008, and $7.3 million and $14.6 million, respectively, for the comparable periods in 2007.  The Company’s comprehensive income consists of net income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  The after-tax reduction in net unrealized gains on securities totaled approximately ($1,065,000) and ($79,000), respectively, for the three and six months ended June, 2008.  The after-tax increase in net unrealized losses on securities totaled approximately $585,000 and $270,000, respectively, for the three and six months ended June 30, 2007.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the three and six months ended June 30, 2008 and 2007.

NOTE 11 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities Available for Sale	$44,627	$128,718	$1,054	$174,399

The change in the fair value of Level 3 securities from March 31, 2008 to June 30, 2008 relates to the change in an unrealized gain of approximately $54,000 for one security.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $62.5 million, with a valuation allowance of $7.4 million, resulting in an additional provision for loan losses of $2.7 million for the six months ended June 30, 2008.

Loans Held for Sale.  Loans held for sale, which are carried at the lower of cost or fair value, are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a level 2 fair value measurement.

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

NOTE 12 – SUBSEQUENT EVENT

On July 31, 2008, Capital City Bank Group, Inc. and its subsidiary, Capital City Bank entered into a marketing alliance with Elavon Inc., formerly NOVA Information Systems, a wholly owned subsidiary of U.S. Bancorp.  Under this alliance, Elavon purchased substantially all of Capital City Bank’s merchant services business for $6.25 million.  Elavon will provide merchant bankcard processing to Capital City Bank clients going forward.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008		2007				2006
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$36,260	$38,723	$40,786	$41,299	$41,724	$41,514	$42,600	$42,512
Interest Expense	8,785	12,264	13,241	13,389	13,263	13,189	13,003	12,289
Net Interest Income	27,475	26,459	27,545	27,910	28,461	28,325	29,597	30,223
Provision for Loan Losses	5,432	4,142	1,699	1,552	1,675	1,237	460	711
Net Interest Income After Provision for Loan Losses	22,043	22,317	25,846	26,358	26,786	27,088	29,137	29,512
Noninterest Income	15,718	17,799	15,823	14,431	15,084	13,962	14,385	14,144
Noninterest Expense	30,756	29,798	31,614	29,919	29,897	30,562	29,984	30,422
Income Before Provision for Income Taxes	7,005	10,318	10,055	10,870	11,973	10,488	13,538	13,234
Provision for Income Taxes	2,195	3,038	2,391	3,699	4,082	3,531	4,688	4,554
Net Income	$4,810	$7,280	$7,664	$7,171	$7,891	$6,957	$8,850	$8,680
Net Interest Income (FTE)	$28,081	$27,077	$28,196	$28,517	$29,050	$28,898	$30,152	$30,745

Per Common Share:
Net Income Basic	$0.28	$0.42	$0.44	$0.41	$0.43	$0.38	$0.48	$0.47
Net Income Diluted	0.28	0.42	0.44	0.41	0.43	0.38	0.48	0.47
Dividends Declared	.185	.185	.185	.175	.175	.175	.175	.163
Diluted Book Value	17.33	17.33	17.03	16.95	16.87	16.97	17.01	17.18
Market Price:
High	30.19	29.99	34.00	36.40	33.69	35.91	35.98	33.25
Low	21.76	24.76	24.60	27.69	29.12	29.79	30.14	29.87
Close	21.76	29.00	28.22	31.20	31.34	33.30	35.30	31.10

Selected Average
Balances:
Loans	$1,908,802	$1,909,574	$1,908,069	$1,907,235	$1,944,969	$1,980,224	$2,003,719	$2,025,112
Earning Assets	2,303,971	2,301,463	2,191,230	2,144,737	2,187,236	2,211,560	2,238,066	2,241,158
Assets	2,634,771	2,646,474	2,519,682	2,467,703	2,511,252	2,530,790	2,557,357	2,560,155
Deposits	2,140,546	2,148,874	2,016,736	1,954,160	1,987,418	2,003,726	2,028,453	2,023,523
Shareowners’ Equity	300,890	296,804	299,342	301,536	309,352	316,484	323,903	318,041
Common Equivalent Shares:
Basic	17,146	17,170	17,444	17,709	18,089	18,409	18,525	18,530
Diluted	17,147	17,178	17,445	17,719	18,089	18,420	18,569	18,565

Ratios:
ROA	.73%	1.11%	1.21%	1.15%	1.26%	1.11%	1.37%	1.35%
ROE	6.43%	9.87%	10.16%	9.44%	10.23%	8.91%	10.84%	10.83%
Net Interest Margin (FTE)	4.90%	4.73%	5.10%	5.27%	5.33%	5.29%	5.35%	5.45%
Efficiency Ratio	66.89%	63.15%	68.51%	66.27%	64.44%	67.90%	63.99%	64.35%

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Six Months Ended June 30,
	2008	2007
Efficiency ratio	68.29%	69.50%
Effect of intangible amortization expense	(3.29)%	(3.35)%
Operating efficiency ratio	65.00%	66.15%

Reconciliation of operating net noninterest expense ratio:

	Six Months Ended June 30,
	2008	2007
Net noninterest expense as a percent of average assets	2.06%	2.51%
Effect of intangible amortization expense	(0.22)%	(0.23)%
Operating net noninterest expense as a percent of average assets	1.84%	2.28%

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 69 full-service offices and one mortgage lending office located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, retail securities brokerage and data processing services.

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

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2008 versus 2007 is provided below.

Financial Performance Highlights –

•
Earnings of $4.8 million ($0.28 per diluted share) for the second quarter of 2008 compared to $7.9 million ($0.43 per diluted share) for the second quarter of 2007.  Earnings of $12.1 million ($0.70 per diluted share) compared to $14.8 million ($0.81 per diluted share) for the same period in 2007.  The decline in earnings for both periods was driven by lower net interest income and higher loan loss provisions.

•
Tax equivalent net interest income declined 3.3% and 4.8% for the three and six month periods reflective of margin compression driven by an increased level of foregone interest associated with a higher level of nonperforming loans and an unfavorable shift in the mix of earning assets reflective of a decline in loan balances.

•
Noninterest income grew 4.2% for the three month period reflective of higher deposit fees and retail brokerage fees.  For the first half of 2008, the redemption of Visa Inc. shares ($2.4 million) drove a 15.4% increase over the same period in 2007.  Deposit fees and bank card fees also posted strong gains.

•
Noninterest expense continues to be well controlled as evidenced by increases of $.9 million, or 2.9%, and $.1 million, or .16% for the three and six month periods.  Noninterest expense for the first half of 2008 included the reversal of $1.1 million in our Visa Inc. litigation accrual.

•
Higher loan loss provision for both the three and six month periods is due to the current economic slowdown and the impact of the stressed housing and real estate markets.  The allowance for loan losses continues to be adequately funded at 1.18% of total loans compared to .91% in the same period in 2007.

•	We remain well-capitalized with a risk based capital ratio of 14.35% and a tangible capital ratio of 7.87%.

RESULTS OF OPERATIONS

Net Income

Net income for the second quarter of 2008 totaled $4.8 million ($0.28 per diluted share) compared to $7.3 million ($0.42 per diluted share) in the first quarter of 2008 and $7.9 million ($0.43 per diluted share) for the second quarter of 2007.  Earnings for the second quarter of 2008 include a loan loss provision of $5.4 million ($.20 per diluted share) versus $4.1 million ($.15 per diluted share) in the first quarter of 2008 and $1.7 million ($.06 per diluted share) in the second quarter of 2007.

Earnings for the first half of 2008 totaled $12.1 million ($0.70 per diluted share) compared to $14.8 million ($0.81 per diluted share) for the first half of 2007.  Year-to-date earnings include a loan loss provision of $9.6 million ($0.34 per diluted share).  Current year earnings also include a $2.4 million pre-tax gain from the redemption of Visa Inc. shares related to its initial public offering, the reversal of $1.1 million (pre-tax) in Visa related litigation reserves, the reversal of $577,000 (pre-tax) in accrued expense for our 2011 Incentive Plan, and the reversal of a $425,000 tax reserve related to the resolution of a tax contingency, all four of which were recorded in the first quarter.

A condensed earnings summary is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007
Interest Income	$36,260	$41,724	$74,983	$83,238
Taxable Equivalent Adjustment(1)	606	589	1,225	1,162
Interest Income (FTE)	36,866	42,313	76,208	84,400
Interest Expense	8,785	13,263	21,049	26,452
Net Interest Income (FTE)	28,081	29,050	55,159	57,948
Provision for Loan Losses	5,432	1,675	9,574	2,912
Taxable Equivalent Adjustment	606	589	1,225	1,162
Net Interest Income After Provision	22,043	26,786	44,360	53,874
Noninterest Income	15,718	15,084	33,517	29,046
Noninterest Expense	30,756	29,897	60,554	60,459
Income Before Income Taxes	7,005	11,973	17,323	22,461
Income Taxes	2,195	4,082	5,233	7,613
Net Income	$4,810	$7,891	$12,090	$14,848
Basic Net Income Per Share	$0.28	$0.43	$0.70	$0.81
Diluted Net Income Per Share	$0.28	$0.43	$0.70	$0.81

Return on Average Assets(2)	.73%	1.26%	.92%	1.19%
Return on Average Equity(2)	6.43%	10.23%	8.14%	9.57%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  Tax equivalent net interest income for the second quarter of 2008 was $28.1 million compared to $29.0 million for the second quarter of 2007.  For the first six months of 2008, tax equivalent net interest income totaled $55.2 million compared to $57.9 million for the comparable period in 2007.  Table I on page 33 provides a comparative analysis of our average balances and interest rates.

The decline in net interest income for the three and six months ended June 30, 2008, as compared to the same periods of 2007 was primarily the result of a higher level of foregone interest associated with the increased level of nonperforming assets and an unfavorable shift in the mix of earning assets as the loan balances declined throughout the first nine months of 2007.  These factors, coupled with the influx of higher cost municipal deposits in 2008, led to compression in our net interest margin of 43 and 50 basis points, respectively.

Average negotiated deposits, which include municipal deposits, have grown from $287 million in the second quarter of 2007 to $538 million in the current quarter.  Although this growth in deposits has had a positive impact on net interest income, it has had an adverse impact on our margin due to the relatively thin spreads on the municipal deposits.  See “Financial Condition” section below for a more detailed analysis of nonperforming assets and deposit growth.

For the second quarter of 2008, taxable-equivalent interest income decreased $5.4 million, or 12.9%, from the second quarter in 2007.  During the first half of 2008, taxable-equivalent interest income declined $8.2 million, or 9.7% from the comparable period in 2007.  The decrease in each respective period was attributable to lower yields resulting from the Federal Reserve rate cuts, a shift in mix on earning assets and a higher level of foregone interest associated with the increased level of nonperforming loans.  The average yield on earning assets declined 133 and 101 basis points over the three and six month periods, respectively.

Interest expense for the three and six month periods ended June 30, 2008 decreased $4.5 million, or 33.8% and $5.4 million, or 20.4%, respectively, from the comparable prior year periods.  For the same comparable periods, the average cost of funds has decreased 90 and 58 points, respectively.  Since September 2007, we have aggressively reduced our deposit rates in response to the rate reductions initiated by the Federal Reserve and continue to believe we have been successful in neutralizing these rate reductions.  However, the rapid growth in the higher cost negotiated deposits (primarily public funds) mitigated the full impact of lowering our deposit rates and, therefore, the decline in our average cost of funds was not commensurate with the decline in our average yield on earning assets.

Our interest rate spread (defined as the average fully taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) for the second quarter of 2008 was 4.55% compared to 4.64% for the second quarter of 2007.  For the first half of 2008, the interest rate spread was 4.41% compared to 4.62% in the comparable period of 2007.  The decline for each of the aforementioned periods reflects the shift in earning assets, lower yields due to the Federal Reserve rate cuts and the higher level of nonperforming loans, partially offset by the lower cost of funds.

Our net yield on earning assets (defined as fully taxable-equivalent net interest income divided by average earning assets) was 4.90% and 4.81%, respectively, for the three and six month periods of 2008, versus 5.33% and 5.31%, respectively, for the comparable periods in 2007.  For both comparable periods, the margin decrease is primarily attributable to the factors noted above plus the recent influx of higher cost negotiated deposits.

Provision for Loan Losses

The provision for loan losses for the current quarter was $5.4 million compared to $1.7 million for the second quarter of 2007.  The provision for the first six months of 2008 totaled $9.6 million compared to $2.9 million for the same period in 2007.  The increase in the provision for both periods generally reflects the current economic slowdown and the impact of the stressed housing and real estate markets on our loan portfolio.  For the first half of 2008 compared to the same period in 2007, the increase in the loan loss provision specifically reflects a higher level of required reserves for all loan types with the exception of our home equity loan portfolio.  A majority of the increase in required reserves was driven by stress on our residential real estate and consumer (indirect auto) portfolios reflective of the impact of the aforementioned economic and real estate market slowdowns.

Net charge-offs totaled $3.2 million, or .67% of average loans for the second quarter of 2008 compared to $1.3 million, or .27% for the second quarter of 2007.  For the six month period ended June 30, 2008, net charge-offs totaled $5.1 million, or .54%, of average loans compared to $2.7 million or .27% of average loans for the same period in 2007.  The increase in net charge offs for both of the aforementioned periods primarily reflects a higher level of consumer (indirect auto) and commercial real estate loan charge-offs.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007
CHARGE-OFFS
Commercial, Financial and Agricultural	$407	$253	$1,043	$813
Real Estate – Construction	158	-	730	108
Real Estate – Commercial	1,115	5	1,241	331
Real Estate – Residential	817	992	993	1,059
Consumer	1,232	534	2,402	1,295
Total Charge-offs	3,729	1,784	6,409	3,606

RECOVERIES
Commercial, Financial and Agricultural	55	47	195	83
Real Estate – Construction	-	-	-	-
Real Estate – Commercial	13	5	14	10
Real Estate – Residential	24	26	28	27
Consumer	446	392	1,051	826
Total Recoveries	538	470	1,288	946

Net Charge-offs	$3,191	$1,314	$5,121	$2,660

Net Charge-offs (Annualized) as a
Percent of Average Loans Outstanding,
Net of Unearned Interest	.67%	.27%	.54%	.27%

Noninterest Income

Noninterest income increased $634,000, or 4.2%, and $4.5 million, or 15.4%, respectively, over the comparable three and six month periods in 2007.  The increase in the current quarter reflects higher deposit fees and retail brokerage fees partially offset by a decrease in mortgage banking revenues.  The increase for the six month period is attributable to a pre-tax gain of $2.4 million from the redemption of Visa Inc. shares as well as higher deposit and bank card fees of $1.4 million and $878,000, respectively.

Noninterest income represented 36.4% and 38.3% of operating revenue, respectively, for the three and six month periods of 2008 compared to 34.6% and 33.8%, respectively, for the same periods in 2007.  The improvement for both periods reflects the aforementioned increase in noninterest income and a lower level of net interest income contribution.

The table below reflects the major components of noninterest income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007
Noninterest Income:
Service Charges on Deposit Accounts	$7,060	$6,442	$13,825	$12,487
Data Processing	812	790	1,625	1,505
Fees for Trust Services	1,125	1,175	2,275	2,400
Retail Brokerage Fees	735	804	1,204	1,266
Invest Sec Gain (Losses)	30	-	95	7
Mortgage Banking Revenues	506	850	1,000	1,529
Merchant Service Fees (1)	2,074	1,892	4,282	3,828
Interchange Fees (1)	1,076	951	2,085	1,861
ATM/Debit Card Fees (1)	758	661	1,502	1,302
Other	1,542	1,519	5,624	2,861

Total Noninterest Income	$15,718	$15,084	$33,517	$29,046

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $618,000, or 9.6%, and $1.3 million, or 10.7%, respectively, over the comparable three and six month periods in 2007.  The increase for both periods reflects a higher level of overdraft and nonsufficient funds activity.

Asset Management Fees.  Fees from asset management activities decreased $50,000, or 4.3%, and $125,000, or 5.2%, respectively, for the three and six month periods ended June 30, 2008.  The decline for both periods is due to a reduction in assets under management primarily reflective of a decline in market values for discretionary managed accounts and account attrition related to the resolution of trust and estate accounts.  At June 30, 2008, assets under management totaled $719.3 million compared to $767.8 million at the end of the second quarter of 2007.

Mortgage Banking Revenues.  Mortgage banking revenues declined $344,000, or 40.5%, and $529,000, or 34.6%, respectively, from the three and six month periods in 2007 reflective of current economic conditions and the housing market slowdown.

Bank Card Fees.  Bank card fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $404,000, or 11.5%, and $878,000, or 12.6%, respectively, over the three and six month periods of 2007 reflective of higher transaction volumes.

Other.  Other income increased $23,000, or 1.5% from the second quarter of 2007 due to higher fees for accounts receivable financing.  For the first half of 2008, other income increased $2.8 million, or 96.6% due primarily to a $2.4 million gain from the redemption of Visa Inc. shares related to their initial public offering.  Higher fees received for accounts receivable financing and gains from the sale of other real estate also contributed to the increase.

Noninterest Expense

Noninterest expense increased $859,000, or 2.9%, and $.1 million, or .16%, respectively, over the comparable three and six month periods in 2007.  The increase in the current quarter was driven by an increase in compensation and occupancy costs.  For the first six months of 2008, the increase was primarily due to the aforementioned higher compensation and occupancy expense, with a one-time reversal of our Visa Inc. litigation accrual ($1.1 million) substantially offsetting those increases.  Higher expense for commission fees related to processing cost for our accounts receivable financing product also increased over this period.  Management continues to work on expense reduction opportunities and improvement in cost controls as a core strategic objective.

The table below reflects the major components of noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2008	2007	2008	2007
Noninterest Expense:
Salaries	$12,627	$12,286	$25,631	$24,629
Associate Benefits	2,691	2,706	5,291	6,082
Total Compensation	15,318	14,992	30,922	30,711

Premises	2,491	2,324	4,853	4,560
Equipment	2,583	2,494	5,165	4,843
Total Occupancy	5,074	4,818	10,018	9,403

Legal Fees	474	429	976	935
Professional Fees	948	872	1,819	1,864
Processing Services	434	622	895	1,004
Advertising	895	1,004	1,673	1,868
Travel and Entertainment	341	400	674	745
Printing and Supplies	522	584	1,037	1,098
Telephone	701	536	1,294	1,083
Postage	435	309	864	649
Intangible Amortization	1,459	1,458	2,917	2,917
Interchange Fees	1,738	1,573	3,587	3,242
Commission Fees	443	220	845	443
Courier Service	117	247	244	524
Miscellaneous	1,857	1,833	2,789	3,973
Total Other	10,364	10,087	19,614	20,345

Total Noninterest Expense	$30,756	$29,897	$60,554	$60,459

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefit expense increased $326,000, or 2.2%, and $211,000, or ..69%, respectively, over the comparable three and six month periods in 2007.  The increase in compensation for both periods is attributable to higher associate base salaries reflective of annual merit/market based raises and the opening of three new banking offices in 2007.  For the six month period, a decline in pension expense and stock based compensation partially offset the aforementioned increase in associate base salaries.  The lower pension expense generally reflects the positive impact of aggressive plan funding in prior years.  The decline in stock based compensation is due to the reversal of $577,000 in accrued expense during the first quarter of 2008 related to the termination of our 2011 Incentive Plan.

Occupancy.  Occupancy expense (including premises and equipment) increased $256,000, or 5.3%, and $615,000, or 6.5%, respectively from the comparable three and six month periods in 2007.  For both periods, the increase was due to higher depreciation expense and maintenance and repair expense for furniture, fixtures, and equipment.  The increase in depreciation expense reflects the addition of capitalized assets related to new banking offices opened during 2007, the purchase of a new phone system in early 2008, and the upgrade of banking office security equipment during the first half of 2008.  The increase in maintenance and repair expense is primarily related to higher expense for maintenance agreements in part due to the opening of new banking offices, but more significantly, maintenance related to the purchase of new software during 2007.

Other.  Other noninterest expense increased $277,000, or 2.7%, from the second quarter of 2007 due primarily to higher processing fees for our accounts receivable financing product.  For the first half of 2008, other noninterest expense decreased $731,000, or 3.6%, due to the reversal of $1.1 million of litigation reserve related to certain Visa Inc. litigation which was accrued for in the fourth quarter of 2007.  Approximately $800,000 remains accrued for Visa Inc. litigation.  The aforementioned increase in processing fees for our accounts receivable financing product and higher expense for other real estate holding costs and repossession expenses partially offset the aforementioned reversal in litigation reserve.

Operating net noninterest expense (noninterest income minus noninterest expense, excluding intangible amortization expenses) as a percent of average assets was 1.84% for the first half of 2008 compared to 2.28% for the first half of 2007.  Our operating efficiency ratio (noninterest expense, excluding intangible amortization expense, expressed as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 65.00% for the first half of 2008 compared to 66.15% for the same period in 2007.  The variances in these metrics include the impact of Visa Inc. related entries.

Income Taxes

The provision for income taxes decreased $1.9 million, or 46.2%, and $2.4 million, or 31.3%, respectively, from the comparable three and six month periods of 2007, reflecting lower taxable income.  The six month period was also affected by the resolution of a tax contingency that occurred during the first quarter of 2008.  Our effective tax rate for the three and six months ended June 30, 2008 was    31.34% and 30.21%, respectively, compared to 34.09% and 33.89%, respectively, for the same periods in 2007.  The variance in our effective tax rate for both periods was driven by a lower level of taxable income, primarily reflective of our higher loan loss provisions, in relation to the size of our permanent book/tax differences.  In addition, the six month period was also affected by the tax reserve adjustment previously mentioned.

FINANCIAL CONDITION

Average assets increased $115.1 million, or 4.57%, to $2.635 billion for the quarter-ended June 30, 2008 from $2.520 billion in the fourth quarter of 2007.  Average earning assets of $2.304 billion increased $112.7 million, or 5.15%, from the fourth quarter of 2007.  The increase was primarily due to an increase in short-term investments reflective of an increase in our client deposit balances (see discussion below).  We discuss balance sheet variances in more detail below.

Funds Sold

We ended the second quarter with approximately $195.5 million in average net overnight funds sold, compared to $84.1 million net average overnight funds sold in the fourth quarter of 2007.  An increase in public funds deposits was the primary factor driving the growth in overnight funds for the first half of the year.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of June 30, 2008, the average investment portfolio decreased $1.8 million, or .95%, from the fourth quarter of 2007.  We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2008, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At June 30, 2008 and December 31, 2007, shareowners’ equity included a net unrealized gain of $167,000 and $246,000, respectively.

Loans

Average loans increased $733,000, or .04% from the fourth quarter of 2007 due to a steady pace of new loan production.  Our loan balances so far in 2008 have been stable despite the current operating environment and economic conditions, and reflect the diversity of our loan products and the variety of quality lending opportunities that we believe our banking relationships and markets continue to offer.  The lack of more significant loan growth is not unexpected given our credit underwriting discipline in the current environment.

Nonperforming Assets

Nonperforming assets of $47.8 million increased from the fourth quarter of 2007 by $19.6 million.  Nonaccrual loans increased $16.6 million from the same period in the prior year.  These increases are primarily the result of the addition of three real estate loan relationships totaling $9.8 million during the first quarter and the addition of several smaller balance residential real estate loans to builders and investors during the second quarter.  The three large real estate loan relationships previously mentioned are non-coastal related real estate developments.  Management believes that these additions have been adequately reserved for at quarter-end.  Restructured loans totaled $1.7 million at the end of the second quarter.  Other real estate owned totaled $4.3 million at the end of the quarter compared to $3.0 million at year-end 2007.  Nonperforming assets represented 2.49% of loans and other real estate at the end of the first quarter compared to 1.47% at year-end 2007.

Management performs a detailed review and valuation assessment of impaired loans on a quarterly basis and, in accordance with its current charge-off procedures, writes existing nonaccrual loans down to fair value when principal is deemed uncollectible.  Increased resources have been allocated to this process to review impaired loans migrating through the foreclosure process and record write-downs on these loans as market conditions change.  Due to elevated case loads, it is taking longer for foreclosure cases to move through the court system and, therefore, where appropriate, we are recognizing losses prior to the final resolution of the legal process for problem assets.

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

The allowance for loan losses at June 30, 2008 was $22.5 million, compared to $18.1 million at December 31, 2007.  At June 30, 2008, the allowance represented 1.18% of outstanding loans (net of overdrafts) and provided coverage of 52% of nonperforming loans, compared to 0.95% and 72%, respectively at December 31, 2007.  The increase in the allowance for loan losses was driven by a higher level of required reserves for our residential real estate and consumer loan portfolios.  As previously mentioned, current economic conditions and stress within our real estate markets has had an adverse impact on our consumer borrowers and borrowers who derive their revenue or personal incomes from the real estate industry.  While there can be no assurance that we will not sustain loan losses in a particular period that are substantial in relation to the size of the allowance, our assessment of the loan portfolio does not indicate a likelihood of this occurrence.  It is management’s opinion that the allowance at June 30, 2008 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.141 billion for the second quarter of 2008, an increase of $123.8 million, or 6.1%, over the fourth quarter of 2007.  The increase was driven by strong growth in negotiated NOW accounts, primarily public funds deposits which began migrating late in the fourth quarter from the Florida State Board of Administration’s Local Government Investment Pool to Capital City Bank.  Partially offsetting this increase was a decline in money market accounts and certificates of deposit.

The ratio of average noninterest bearing deposits to total deposits was 19.4% for the second quarter of 2008, compared to 20.8% for the fourth quarter of 2007.  For the same periods, the ratio of average interest bearing liabilities to average earning assets was 81.5% and 80.0%, respectively.

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (ALCO).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on its short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

We prepare a current base case and three alternative simulations, at least once a quarter, and report the analysis to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates.   Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining a pool of administered core deposits, and by adjusting pricing rates to market conditions on a continuing basis.

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100 and 200 basis points (“bp”) and plus 300bp, although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

We augment our quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis.  These alternative interest rate scenarios may include non-parallel rate ramps.

Analysis

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	10.0%	7.5%	5.0%	-5.0%	-7.5%
June 30, 2008	1.2%	3.2%	2.7%	-1.8%	-7.1%
March 31, 2008	1.3%	3.9%	3.1%	-2.6%	-7.5%

The Net Interest Income at Risk position improved since the first quarter of 2008 in all rate scenarios.  All of the above measures of net interest income at risk remained well within prescribed policy limits.  Although assumed to be unlikely, our largest exposure is at the -200 bp level, with a measure of -7.1%.  This is within our prescribed policy limit of -7.5%.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	12.5%	10.0%	7.5%	-7.5%	-10.0%
June 30, 2008	1.5%	3.1%	2.3%	-3.3%	-7.1%
March 31, 2008	1.6%	3.3%	2.5%	-3.6%	-7.2%

Our risk profile, as measured by EVE, improved over the first quarter of 2008 in all rate scenarios.  Although assumed to be unlikely, our largest exposure is at the -200 bp level, with a measure of -7.1%.  This is well within our prescribed policy limit of 10.0%.

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

Average liquidity, defined as funds sold and interest bearing deposits with other banks, for the second quarter of 2008 was $207.0 million compared to $96.7 million in the fourth quarter of 2007.  The increase reflects the higher level of public funds deposit balances realized for the first half of the year (see discussion above – Deposits).

Borrowings.  At June 30, 2008, advances from the FHLB consisted of $45.1 million in outstanding debt and 39 notes.  For the first six months of the year, the Bank made FHLB advance payments totaling approximately $5.2 million and obtained 11 new FHLB advances totaling $11.6 million to match-fund term loan fixed rate financing for commercial loan clients.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have the ability to draw on a $25.0 million Revolving Credit Note with SunTrust that is due on March 2010.  Interest is payable monthly at the floating 30 day LIBOR plus .75%.  Principal is due at maturity.  The revolving credit is unsecured.  The existing loan agreement contains certain financial covenants that we must maintain.  At June 30, 2008, we were in compliance with all of the terms of the agreement and had $23.5 million available to borrow under the line of credit facility.

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

Capital

Equity capital was $296.6 million as of June 30, 2008, compared to $292.7 million as of December 31, 2007.  Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position.  The leverage ratio was 10.54% at June 30, 2008 compared to 10.41% at December 31, 2007.  Further, the risk-adjusted capital ratio of 14.35% at June 30, 2008 exceeds the 8.0% minimum requirement and the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.  As allowed by the Federal Reserve Board capital guidelines, the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Dividends declared and paid during the first six months of 2008 totaled $.370 per share compared to $.350 per share for the first six months of 2007, an increase of 5.7%.  The dividend payout ratios for the first six months of 2008 and 2007 were 52.6% and 42.9%, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  At June 30, 2008, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first six months of 2008, shareowners’ equity increased $3.9 million, or 2.7%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $12.1 million and the issuance of common stock of $.5 million.  Equity was reduced by dividends paid during the first six months by $6.2 million, or $.370 per share, the repurchase/retirement of common stock of $2.4 million, and a decline in the unrealized gain on investment securities of $.1 million.  At June 30, 2008, our common stock had a book value of $17.33 per diluted share compared to $17.03 at December 31, 2007.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 2,374,242 shares at an average purchase price of $26.08 per share.  We repurchased 90,041 shares of our common stock during the first six months of 2008 at an average purchase price of $26.77 and repurchased 65,041 of the 90,041 shares of our common stock in the second quarter of 2008 at an average purchase price of $25.88 per share.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2008, we had $400.8 million in commitments to extend credit and $16.6 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards

SFAS No. 141, “Business Combinations (“SFAS 141R”).”  SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”   SFAS 141R is effective for business combinations closing on or after January 1, 2009.  We are in the process of reviewing the impact of SFAS 141R.

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on our financial statements.

Emerging Issues Task Force (“EITF”) Issues

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

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended June 30,						Six Months Ended June 30,
	2008			2007			2008			2007
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,908,802	$33,610	7.08%	$1,944,969	$39,300	8.10%	$1,909,187	$69,063	7.27%	$1,962,499	$78,564	8.07%
Taxable Investment Securities	93,814	1,028	4.38	105,425	1,236	4.68	94,300	2,136	4.52	106,894	2,499	4.68
Tax-Exempt Investment Securities(2)	94,371	1,200	5.09	83,907	1,088	5.19	92,581	2,407	5.20	83,270	2,127	5.11
Funds Sold	206,984	1,028	1.96	52,935	689	5.15	206,649	2,602	2.49	46,669	1,210	5.16
Total Earning Assets	2,303,971	36,866	6.43	2,187,236	42,313	7.76	2,302,717	76,208	6.65	2,199,332	84,400	7.73
Cash & Due From Banks	82,182			88,075			88,214			88,376
Allowance for Loan Losses	(20,558)			(17,263)			(19,392)			(17,169)
Other Assets	269,176			253,204			269,083			250,428
TOTAL ASSETS	$2,634,771			$2,511,252			$2,640,622			$2,520,967

LIABILITIES
NOW Accounts	$788,237	$1,935	0.99%	$541,525	$2,611	1.93%	$781,064	$5,375	1.38%	$546,884	$5,237	1.93%
Money Market Accounts	376,996	1,210	1.29	393,403	3,458	3.53	383,412	3,408	1.79	390,088	6,885	3.56
Savings Accounts	117,182	29	0.10	122,560	74	0.24	115,172	63	0.11	123,982	152	0.25
Other Time Deposits	443,006	3,988	3.62	474,761	4,955	4.19	455,143	8,797	3.89	477,845	9,824	4.15
Total Int. Bearing Deposits	1,725,421	7,162	1.67	1,532,249	11,098	2.91	1,734,791	17,643	2.05	1,538,799	22,098	2.90
Short-Term Borrowings	55,830	296	2.13	66,764	737	4.41	61,963	817	2.64	67,832	1,498	4.44
Subordinated Notes Payable	62,887	931	5.86	62,887	932	5.94	62,887	1,862	5.86	62,887	1,858	5.96
Other Long-Term Borrowings	34,612	396	4.60	42,284	496	4.71	31,128	727	4.70	42,708	998	4.71
Total Int. Bearing Liabilities	1,878,750	8,785	1.88	1,704,184	13,263	3.12	1,890,769	21,049	2.24	1,712,226	26,452	3.11
Noninterest Bearing Deposits	415,125			455,169			409,918			456,728
Other Liabilities	40,006			42,547			41,088			39,115
TOTAL LIABILITIES	2,333,881			2,201,900			2,341,775			2,208,069

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	300,890			309,352			298,847			312,898

TOTAL LIABILITIES & EQUITY	$2,634,771			$2,511,252			$2,640,622			$2,520,967

Interest Rate Spread			4.55			4.64			4.41			4.62
Net Interest Income		$28,081			$29,050			$55,159			$57,948
Net Interest Margin(3)			4.90%			5.33%			4.81%			5.31%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $682,000 and $1.4 million, for the three and six months ended June 30, 2008, versus $743,000 and $1.6 million for the comparable periods ended June 30, 2007.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2008, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that could significantly affect our internal control over financial reporting.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

April 1, 2008 to April 30, 2008	6,500	$25.90	2,315,701	356,174
May 1, 2008 to May 31, 2008	38,050	$25.74	2,353,751	318,124
June 1, 2008 to June 30, 2008	20,491	$25.99	2,374,242	297,633
Total	65,041	$25.88	2,374,242	297,633

(1)
This balance represents the number of shares that were repurchased through the Capital City Bank Group, Inc. Share Repurchase Program (the “Program”), which was approved on March 30, 2000, and modified by our Board on January 24, 2002, March 22, 2007, and November 11, 2007 under which we were authorized to repurchase up to 2,671,875 shares of our common stock.  The Program is flexible and shares are acquired from the public markets and other sources using free cash flow.  There is no predetermined expiration date for the Program.  No shares in the second quarter were repurchased outside of the Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareowners of Capital City Bank Group, Inc. was held on April 24, 2008.  Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.  The following summarizes all matters voted upon at this meeting.

1.	The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at the 2011 annual meeting:	For	Against/Withheld
Thomas A. Barron	14,348,133	50,871
J. Everitt Drew	14,345,156	53,848
Lina Knox	14,318,221	80,783

2.	The shareowners ratified the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2008. The number of votes cast were as follows:

	Against/		Broker
For	Withheld	Abstention	Non Vote
14,349,754	24,063	25,186	0

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

10.1	Form of Participant Agreement for 2008 Stock-Based Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 6/5/08) (No. 0-13358).

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

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

Date: August 8, 2008