Form 10-Q
period 2008-09-30
CAPITAL CITY BANK GROUP INC
filed 2008-11-10
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

At October 31, 2008, 17,124,989 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

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

PART I. FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Dollars In Thousands, Except Share Data)	September 30, 2008	December 31, 2007
ASSETS
Cash and Due From Banks	$71,062	$93,437
Funds Sold and Interest Bearing Deposits	27,419	166,260
Total Cash and Cash Equivalents	98,481	259,697

Investment Securities, Available-for-Sale	193,978	190,719

Loans, Net of Unearned Interest	1,927,229	1,915,850
Allowance for Loan Losses	(30,544)	(18,066)
Loans, Net	1,896,685	1,897,784

Premises and Equipment, Net	104,806	98,612
Goodwill	84,811	84,811
Other Intangible Assets	9,381	13,757
Other Assets	66,308	70,947
Total Assets	$2,454,450	$2,616,327

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$382,878	$432,659
Interest Bearing Deposits	1,579,906	1,709,685
Total Deposits	1,962,784	2,142,344

Short-Term Borrowings	47,069	53,131
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	53,074	26,731
Other Liabilities	29,841	38,559
Total Liabilities	$2,155,655	$2,323,652

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,124,986 and 17,182,553 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	171	172
Additional Paid-In Capital	36,681	38,243
Retained Earnings	267,853	260,325
Accumulated Other Comprehensive Loss, Net of Tax	(5,910)	(6,065)
Total Shareowners' Equity	298,795	292,675
Total Liabilities and Shareowners' Equity	$2,454,450	$2,616,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

	Three Months Ended		Nine Months Ended
(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$32,435	$38,692	$101,112	$116,838
Investment Securities:
U.S. Treasury	218	143	566	425
U.S. Govt. Agencies	588	906	2,014	2,762
States and Political Subdivisions	803	743	2,372	2,127
Other Securities	135	176	495	536
Funds Sold	475	639	3,078	1,849
Total Interest Income	34,654	41,299	109,637	124,537

INTEREST EXPENSE
Deposits	5,815	11,266	23,458	33,364
Short-Term Borrowings	230	734	1,047	2,232
Subordinated Notes Payable	936	936	2,798	2,794
Other Long-Term Borrowings	488	453	1,215	1,451
Total Interest Expense	7,469	13,389	28,518	39,841

NET INTEREST INCOME	27,185	27,910	81,119	84,696
Provision for Loan Losses	10,425	1,552	19,999	4,464
Net Interest Income After Provision For Loan Losses	16,760	26,358	61,120	80,232

NONINTEREST INCOME
Service Charges on Deposit Accounts	7,110	6,387	20,935	18,874
Data Processing	873	775	2,498	2,280
Asset Management Fees	1,025	1,200	3,300	3,600
Securities Transactions	27	-	122	7
Mortgage Banking Revenues	331	642	1,331	2,171
Bank Card Fees	2,431	3,305	10,300	10,296
Gain on Sale of Portion of Merchant Services Portfolio	6,250	-	6,250	-
Other	2,165	2,122	8,993	6,249
Total Noninterest Income	20,212	14,431	53,729	43,477

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,417	15,096	46,339	45,807
Occupancy, Net	2,373	2,409	7,226	6,969
Furniture and Equipment	2,369	2,513	7,534	7,356
Intangible Amortization	1,459	1,459	4,376	4,376
Other	8,298	8,442	24,995	25,870
Total Noninterest Expense	29,916	29,919	90,470	90,378

INCOME BEFORE INCOME TAXES	7,056	10,870	24,379	33,331
Income Taxes	2,218	3,699	7,451	11,312

NET INCOME	$4,838	$7,171	$16,928	$22,019

Basic Net Income Per Share	$.29	$.41	$.99	$1.22
Diluted Net Income Per Share	$.29	$.41	$.99	$1.22

Average Basic Shares Outstanding	17,123,967	17,709,119	17,146,780	18,066,393
Average Diluted Shares Outstanding	17,127,949	17,719,436	17,149,392	18,076,916

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, December 31, 2007	17,182,553	$172	$38,243	$260,325	$(6,065)	$292,675
Cumulative Effect of Adoption of EITF 06-4	-	-	-	(30)	-	(30)
Comprehensive Income:
Net Income	-	-	-	16,928	-	16,928
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	155	155
Total Comprehensive Income	-	-	-	-	-	17,083
Cash Dividends ($.5550 per share)	-	-	-	(9,370)	-	(9,370)
Stock Performance Plan Compensation	-	-	19	-	-	19
Issuance of Common Stock	32,474		832	-	-	832
Repurchase of Common Stock	(90,041)	(1)	(2,413)	-	-	(2,414)

Balance, September 30, 2008	17,124,986	$171	$36,681	$267,853	$(5,910)	$298,795

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in Thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$16,928	$22,019
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	19,999	4,464
Depreciation	5,173	4,673
Net Securities Amortization	616	226
Amortization of Intangible Assets	4,376	4,376
Gain on Securities Transactions	(122)	(7)
Gain On Sale of Portion of Merchant Services Portfolio	(6,250)	-
Proceeds From Sale of Portion of Merchant Services Portfolio	6,250	-
Origination of Loans Held-for-Sale	(87,612)	(132,961)
Proceeds From Sales of Loans Held-for-Sale	90,927	136,973
Net Gain From Sales of Loans Held-for-Sale	(1,331)	(2,171)
Non-Cash Compensation	19	135
Increase in Deferred Income Taxes	1,081	549
Net Decrease (Increase) in Other Assets	10,818	(5,443)
Net (Decrease) Increase in Other Liabilities	(10,283)	16,854
Net Cash Provided By Operating Activities	50,589	49,687

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(75,528)	(35,405)
Sales	10,490	-
Payments, Maturities, and Calls	61,504	43,292
Net (Increase) Decrease in Loans	(26,672)	88,212
Purchase of Premises & Equipment	(11,368)	(14,394)
Proceeds From Sales of Premises & Equipment	-	443
Net Cash (Used In) Provided By Investing Activities	(41,574)	82,148

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(179,561)	(144,241)
Net Decrease in Short-Term Borrowings	(6,053)	(1,580)
Increase (Decrease) in Other Long-Term Borrowings	28,526	(8,499)
Repayment of Other Long-Term Borrowings	(2,191)	(4,485)
Dividends Paid	(9,370)	(9,608)
Repurchase of Common Stock	(2,414)	(30,554)
Issuance of Common Stock	832	545
Net Cash Used In Financing Activities	(170,231)	(198,422)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(161,216)	(66,587)

Cash and Cash Equivalents at Beginning of Period	259,697	177,564
Cash and Cash Equivalents at End of Period	$98,481	$110,977

Supplemental Disclosure:
Interest Paid on Deposits	$25,135	$33,222
Interest Paid on Debt	$5,040	$6,540
Taxes Paid	$14,027	$8,643
Loans Transferred to Other Real Estate Owned	$5,788	$2,828
Issuance of Common Stock as Non-Cash Compensation	$1	$1,159

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$31,150	$125	$49	$31,226
U.S. Government Agencies	8,209	123	3	8,329
States and Political Subdivisions	102,843	663	77	103,429
Mortgage-Backed Securities	38,339	130	395	38,074
Other Securities(1)	12,858	62	-	12,920
Total Investment Securities	$193,399	$1,103	$524	$193,978

	December 31, 2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$16,216	$97	$-	$16,313
U.S. Government Agencies	45,489	295	34	45,750
States and Political Subdivisions	90,014	164	177	90,001
Mortgage-Backed Securities	26,334	85	132	26,287
Other Securities(1)	12,307	61	-	12,368
Total Investment Securities	$190,360	$702	$343	$190,719

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $7.0 million and $4.8 million, respectively, at September 30, 2008, and $6.5 million and $4.8 million, respectively, at December 31, 2007.

At September 30, 2008, the Company had securities of $193.4 million with unrealized losses of $.5 million on these securities.  The Company believes that securities in a loss position are only temporarily impaired and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2008	December 31, 2007
Commercial, Financial and Agricultural	$189,676	$208,864
Real Estate-Construction	148,160	142,248
Real Estate-Commercial	639,443	634,920
Real Estate-Residential	479,529	485,608
Real Estate-Home Equity	212,118	192,428
Real Estate-Loans Held-for-Sale	1,811	2,764
Consumer	256,492	249,018
Loans, Net of Unearned Interest	$1,927,229	$1,915,850

Net deferred fees included in loans at September 30, 2008 and December 31, 2007 were $1.8 million and $1.6 million, respectively.

Above loan balances include loans in process with outstanding balances of $7.7 million and $7.4 million at September 30, 2008 and December 31, 2007, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month periods ended September 30 was as follows:

(Dollars in Thousands)	2008	2007
Balance, Beginning of Period	$18,066	$17,217
Provision for Loan Losses	19,999	4,464
Recoveries on Loans Previously Charged-Off	1,799	1,465
Loans Charged-Off	(9,320)	(5,145)
Balance, End of Period	$30,544	$18,001

Impaired Loans.  On a non-recurring basis, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	September 30, 2008		December 31, 2007
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$37,120	$11,364	$21,615	$4,702
Without Related Valuation Allowance	38,629	-	15,019	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $94.1 million and $98.6 million at September 30, 2008 and December 31, 2007, respectively.  Intangible assets were as follows:

	September 30, 2008		December 31, 2007
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$38,831	$47,176	$34,598
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	831	1,867	688
Total Intangible Assets	$133,854	$39,662	$133,854	$35,286

Net Core Deposit Intangibles:  As of September 30, 2008 and December 31, 2007, the Company had net core deposit intangibles of $8.3 million and $12.6 million, respectively.  Amortization expense for the first nine months of 2008 and 2007 was approximately $4.3 million.  Estimated annual amortization expense is $5.5 million.

Goodwill:  As of September 30, 2008 and December 31, 2007, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Other:  As of September 30, 2008 and December 31, 2007, the Company had a customer relationship intangible, net of accumulated amortization, of $1.0 million and $1.2 million, respectively.  This intangible was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first nine months of 2008 and 2007 was approximately $143,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 2008 and December 31, 2007 was as follows:

(Dollars in Thousands)	September 30, 2008	December 31, 2007
NOW Accounts	$698,509	$744,093
Money Market Accounts	368,453	386,619
Savings Deposits	116,858	111,600
Other Time Deposits	396,086	467,373
Total Interest Bearing Deposits	$1,579,906	$1,709,685

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with SFAS No. 123R, "Share-Based Payment” (Revised) under the fair value method.

As of September 30, 2008, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the nine months ended September 30, 2008 and 2007 was approximately $131,000 and $135,000, respectively.  The Company, under the terms and conditions of the AIP, maintained a 2011 Incentive Plan (“2011 Plan”) which was terminated in March 2008, and approximately $577,000 in related expense accrued for this plan was reversed during the first quarter of 2008.

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

Executive Stock Option Agreement.  For 2003 through 2006, under the provisions of the AIP (and its predecessor), the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  These agreements granted a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements.  The options granted under the agreements have a term of 10 years and vested at a rate of one-third on each of the first, second, and third anniversaries of the date of grant.  Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised.  The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64.  The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively.  Under the 2006 and 2005 agreements, the earnings per share conditions were not met; therefore, no options were granted and no expense was recognized related to these agreements.  In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expenses in 2005 through 2007 of approximately $193,000, $205,000, and $125,000, respectively, related to the 2004 and 2003 agreements.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for the first nine months of 2008 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of September 30, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	60,384	$32.79	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2008	60,384	$32.79	6.1	$-
Exercisable at September 30, 2008	60,384	$32.79	6.1	$-

As of September 30, 2008, there was no unrecognized compensation cost related to the option shares granted under the agreements.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 41,318 shares have been issued since the inception of the DSPP.  For the first nine months of 2008, the Company recognized approximately $25,521 in expense related to this plan.  For the first nine months of 2007, the Company recognized approximately $29,000 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 81,782 shares have been issued since inception of the ASPP.  For the first nine months of 2008, the Company recognized approximately $82,000 in expense related to this plan.  For the first nine months of 2007, the Company recognized $78,000 in expense related to the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $4.44 for the first nine months of 2008.  For the first nine months of 2007, the weighted average fair value purchase right granted was $5.82.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2008	2007
Dividend yield	3.2%	2.2%
Expected volatility	35.0%	27.0%
Risk-free interest rate	2.0%	4.7%
Expected life (in years)	0.5	0.5

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007

Discount Rate	6.25%	6.00%	6.25%	6.00%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,279	$1,350	$3,837	$4,050
Interest Cost	1,063	1,025	3,189	3,075
Expected Return on Plan Assets	(1,253)	(1,300)	(3,759)	(3,900)
Prior Service Cost Amortization	75	100	225	300
Net Loss Amortization	280	250	840	750
Net Periodic Benefit Cost	$1,444	$1,425	$4,332	$4,275

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007

Discount Rate	6.25%	6.00%	6.25%	6.00%

Service Cost	$22	$25	$66	$75
Interest Cost	56	63	168	189
Prior Service Cost Amortization	2	3	6	9
Net Loss Amortization	1	18	3	54
Net Periodic Benefit Cost	$81	$109	$243	$327

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of September 30, 2008, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$380
Standby Letters of Credit	$17

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In October 2008, Visa Inc. announced a settlement with Discover Financial Services of certain Covered Litigation.  The impact of this settlement is not material to the Company’s third quarter 2008 financial statements.

NOTE 10 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $5.0 million and $17.0 million, respectively, for the three and nine months ended September 30, 2008, and $8.0 million and $22.5 million, respectively, for the comparable periods in 2007.  The Company’s comprehensive income consists of net income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  The after-tax increase in net unrealized gains on securities totaled approximately $234,000 and $155,000, respectively, for the three and nine months ended September, 2008.  The after-tax decrease in net unrealized losses on securities totaled approximately $793,000 and $518,000, respectively, for the three and nine months ended September 30, 2007.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the three and nine months ended September 30, 2008 and 2007.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities Available for Sale	$39,555	$141,502	$1,063	$182,120

The change in the fair value of Level 3 securities from June 30, 2008 to September 30, 2008 relates to the change in an unrealized gain for one security and was not material to the Company’s financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $75.7 million, with a valuation allowance of $11.4 million, resulting in an additional provision for loan losses of $6.7 million for the nine months ended September 30, 2008.

Loans Held for Sale.  Loans held for sale, which are carried at the lower of cost or fair value, are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a level 2 fair value measurement.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Changes in fair value on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) is applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements because the Company did not elect fair value measurement under SFAS 159.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008				2007				2006
(Dollars in Thousands, Except Per Share Data)	Third		Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$34,654		$36,260	$38,723	$40,786	$41,299	$41,724	$41,514	$42,600
Interest Expense	7,469		8,785	12,264	13,241	13,389	13,263	13,189	13,003
Net Interest Income	27,185		27,475	26,459	27,545	27,910	28,461	28,325	29,597
Provision for Loan Losses	10,425		5,432	4,142	1,699	1,552	1,675	1,237	460
Net Interest Income After Provision for Loan Losses	16,760		22,043	22,317	25,846	26,358	26,786	27,088	29,137
Noninterest Income	20,212		15,718	17,799	15,823	14,431	15,084	13,962	14,385
Noninterest Expense	29,916		30,756	29,798	31,614	29,919	29,897	30,562	29,984
Income Before Provision for Income Taxes	7,056		7,005	10,318	10,055	10,870	11,973	10,488	13,538
Provision for Income Taxes	2,218		2,195	3,038	2,391	3,699	4,082	3,531	4,688
Net Income	$4,838		$4,810	$7,280	$7,664	$7,171	$7,891	$6,957	$8,850
Net Interest Income (FTE)	$27,802		$28,081	$27,077	$28,196	$28,517	$29,050	$28,898	$30,152

Per Common Share:
Net Income Basic	$0.29		$0.28	$0.42	$0.44	$0.41	$0.43	$0.38	$0.48
Net Income Diluted	0.29		0.28	0.42	0.44	0.41	0.43	0.38	0.48
Dividends Declared	.185		.185	.185	.185	.175	.175	.175	.175
Diluted Book Value	17.45		17.33	17.33	17.03	16.95	16.87	16.97	17.01
Market Price:
High	34.50		30.19	29.99	34.00	36.40	33.69	35.91	35.98
Low	19.20		21.76	24.76	24.60	27.69	29.12	29.79	30.14
Close	31.35		21.76	29.00	28.22	31.20	31.34	33.30	35.30

Selected Average
Balances:
Loans	$1,915,008		$1,908,802	$1,909,574	$1,908,069	$1,907,235	$1,944,969	$1,980,224	$2,003,719
Earning Assets	2,207,670		2,303,971	2,301,463	2,191,230	2,144,737	2,187,236	2,211,560	2,238,066
Assets	2,528,638		2,634,771	2,646,474	2,519,682	2,467,703	2,511,252	2,530,790	2,557,357
Deposits	2,030,683		2,140,546	2,148,874	2,016,736	1,954,160	1,987,418	2,003,726	2,028,453
Shareowners’ Equity	303,595		300,890	296,804	299,342	301,536	309,352	316,484	323,903
Common Equivalent Shares:
Basic	17,124		17,146	17,170	17,444	17,709	18,089	18,409	18,525
Diluted	17,128		17,147	17,178	17,445	17,719	18,089	18,420	18,569

Ratios:
ROA	.76%	(1)	.73%	1.11%	1.21%	1.15%	1.26%	1.11%	1.37%
ROE	6.34%	(1)	6.43%	9.87%	10.16%	9.44%	10.23%	8.91%	10.84%
Net Interest Margin (FTE)	5.01%		4.90%	4.73%	5.10%	5.27%	5.33%	5.29%	5.35%
Efficiency Ratio	59.27%	(1)	66.89%	63.15%	68.51%	66.27%	64.44%	67.90%	63.99%

(1)	Includes $6.25 million ($3.8 million after-tax) one-time gain on sale of credit card portfolio.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," "Legislation", and "Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2008 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Nine Months Ended September 30,
	2008	2007
Efficiency ratio	66.19%	69.55%
Effect of intangible amortization expense	(3.21)%	(3.37)%
Operating efficiency ratio	62.98%	66.18%

Reconciliation of operating net noninterest expense ratio:

	Nine Months Ended September 30,
	2008	2007
Net noninterest expense as a percent of average assets	1.89%	2.51%
Effect of intangible amortization expense	(0.23)%	(0.24)%
Operating net noninterest expense as a percent of average assets	1.66%	2.27%

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida, and, Capital City Bank (the "Bank" or "CCB") is our wholly-owned subsidiary.  The Bank offers a broad array of products and services through a total of 68 full-service offices and one mortgage lending office located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, merchant services, retail securities brokerage and data processing services.

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

Recent Industry Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year.  Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Because of this crisis, the governments of major world economic powers, including the United States’, have taken extraordinary steps to stabilize the financial system.  For example, the U.S. government has passed the Emergency Economic Stabilization Act, which provides the U.S. Treasury Department the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions.  In addition, the Treasury Department has the ability to purchase equity stakes in financial institutions.  Other extraordinary measures taken by U.S. governmental agencies include: increasing deposit insurance limits, providing financing to money market mutual funds, and purchasing commercial paper.  It is not clear at this time what impact these measures, as well as other extraordinary measures previously announced, or announced in the future, will have on us or the financial markets as a whole.

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2008 versus 2007 is provided below.

Financial Performance Highlights –

•
Earnings of $4.8 million ($0.29 per diluted share) for the third quarter of 2008 compared to $7.2 million ($0.41 per diluted share) for the third quarter of 2007.  Earnings of $16.9 million ($0.99 per diluted share) for the nine months ended September 30, 2008 compared to $22.0 million ($1.22 per diluted share) for the same period in 2007.  The decline in earnings for both periods was driven by higher loan loss provisions.  Earnings for both periods include a one-time pre-tax gain of $6.25 million ($.22 per share (after-tax)) from the sale of a portion of the bank’s merchant services portfolio on July 31, 2008.

•
Earnings assets have increased $16.4 million, or .75% from the prior year-end reflecting increases in short-term investments ($3.2 million), investment securities ($3.2 million) and loans ($6.9 million).  Although it was minimal, we were encouraged by the growth in the loan portfolio in the third quarter, and the fact that the portfolio has been relatively stable in 2008.  Given the challenging economic environment in which we are operating, we believe this reflects our continued focus on sales and service.

•
Tax equivalent net interest income declined 2.5% and 4.1% for the three and nine month periods reflective of an increased level of foregone interest associated with a higher level of nonperforming loans and an unfavorable shift in the mix of earning assets, coupled with an influx of higher cost municipal deposits in 2008 which led to margin compression of 26 and 43 basis points, respectively, for the three and nine month periods.

•
Noninterest income increased $5.8 million, or 40.1%, for the three month period due to the $6.25 million gain from the sale of a portion of the bank’s merchant services portfolio.  Lower merchant fees attributable to the portion of the merchant services portfolio sold and a decline in mortgage banking revenues partially offset the aforementioned gain.  For the first nine months of 2008, noninterest income increased $10.3 million, or 23.6%, due to the gain on the sale of a portion of the bank’s merchant services portfolio and the redemption of Visa shares ($2.4 million).  Deposit fees also contributed to the improvement in noninterest income for both periods.

•
Noninterest expense for the three month period was essentially unchanged due to a reduction in interchange fees associated with the sale of a portion of the merchant services portfolio, which was offset by higher commission fees and other real estate owned write-downs.  For the first nine months of 2008, noninterest expense increased $.1 million, or .10%, due to higher compensation, occupancy expense and commission fees.  These increases were partially offset by the reversal of a portion ($1.1 million) of our Visa litigation accrual and the aforementioned reduction in interchange fees ($.6 million).  Management continues to work on expense reduction opportunities, improvement in cost controls, and enhancement of operating efficiencies as core strategic objectives.

•
Higher loan loss provision for both the three and nine-month periods is due to the current economic slowdown and the impact of the stressed housing and real estate markets.  As of September 30, 2008, the allowance for loan losses was 1.59% of total loans compared to .95% for the same period in 2007.

•	We remain well-capitalized with a risk based capital ratio of 14.76% and a tangible capital ratio of 8.67%, both of which have increased from 14.35% and 7.87%, respectively, in the prior quarter.

RESULTS OF OPERATIONS

Net Income

Net income for the third quarter of 2008 totaled $4.8 million ($0.29 per diluted share) compared to $4.8 million ($0.28 per diluted share) in the second quarter of 2008 and $7.2 million ($0.41 per diluted share) for the third quarter of 2007.  Earnings for the third quarter of 2008 include a loan loss provision of $10.4 million ($.37 per diluted share) versus $5.4 million ($.20 per diluted share) in the second quarter of 2008 and $1.6 million ($.05 per diluted share) in the third quarter of 2007.  Earnings for the third quarter of 2008 also included a $6.25 million pre-tax gain ($0.22 per diluted share (after-tax)) from the sale of a portion of the bank’s merchant services portfolio.

Earnings for the first nine months of 2008 totaled $16.9 million ($0.99 per diluted share) compared to $22.0 million ($1.22 per diluted share) for the same period in 2007.  Year-to-date 2008 earnings include a loan loss provision of $20.0 million ($0.72 per diluted share) versus $4.5 million ($.15 per diluted share) for the same period in 2007.  In addition to the aforementioned gain from the sale of a portion of the bank’s merchant services portfolio, earnings for the first nine months of 2008 include a $2.4 million pre-tax gain from the redemption of Visa shares relative to its initial public offering and the reversal of $1.1 million (pre-tax) in Visa related litigation reserves.

A condensed earnings summary is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007
Interest Income	$34,654	$41,299	$109,637	$124,537
Taxable Equivalent Adjustment(1)	617	607	1,841	1,769
Interest Income (FTE)	35,271	41,906	111,478	126,306
Interest Expense	7,469	13,389	28,518	39,841
Net Interest Income (FTE)	27,802	28,517	82,960	86,465
Provision for Loan Losses	10,425	1,552	19,999	4,464
Taxable Equivalent Adjustment	617	607	1,841	1,769
Net Interest Income After Provision	16,760	26,358	61,120	80,232
Noninterest Income	20,212	14,431	53,729	43,477
Noninterest Expense	29,916	29,919	90,470	90,378
Income Before Income Taxes	7,056	10,870	24,379	33,331
Income Taxes	2,218	3,699	7,451	11,312
Net Income	$4,838	$7,171	$16,928	$22,019
Basic Net Income Per Share	$0.29	$0.41	$0.99	$1.22
Diluted Net Income Per Share	$0.29	$0.41	$0.99	$1.22

Return on Average Assets(2)	.76%	1.15%	.87%	1.18%
Return on Average Equity(2)	6.34%	9.44%	7.53%	9.53%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  Tax equivalent net interest income for the third quarter of 2008 was $27.8 million compared to $28.5 million for the third quarter of 2007.  For the first nine months of 2008, tax equivalent net interest income totaled $83.0 million compared to $86.5 million for the comparable period in 2007.  Table I on page 34 provides a comparative analysis of our average balances and interest rates.

The decline in net interest income for the three and nine months ended September 30, 2008, as compared to the same periods of 2007 was primarily the result of a higher level of foregone interest associated with the increased level of nonperforming assets, and a higher level of earning assets financed with interest bearing liabilities.  These factors, coupled with the influx of higher cost municipal deposits in 2008, led to compression in our net interest margin of 26 and 43 basis points, respectively.

Average negotiated deposits, which include public funds, grew from $290 million in the third quarter of 2007 to $490 million in the current quarter, but were down from $538 million in the second quarter of 2008.  We believe this change is partially attributable to local governments reaching the end of their fiscal year.  Although the growth in public funds has had a positive impact on net interest income, it has had an adverse impact on our margin percentage due to the relatively thin spreads.

For the third quarter of 2008, taxable-equivalent interest income decreased $6.6 million, or 15.8%, from the third quarter in 2007.  During the first nine months of 2008, taxable-equivalent interest income declined $14.8 million, or 11.7%, from the comparable period in 2007.  The decrease in each respective period was attributable to lower yields resulting from the Federal Reserve rate cuts and a higher level of foregone interest associated with the increased level of nonperforming loans.  The average yield on earning assets declined 139 and 119 basis points over the three and nine month periods, respectively.

Interest expense for the three and nine month periods ended September 30, 2008 decreased $5.9 million, or 44.2% and $11.3 million, or 28.4%, respectively, from the comparable prior year periods.  For the same comparable periods, the average cost of funds has decreased 113 and 76 points, respectively.  Since September 2007, we have aggressively reduced our deposit rates in response to the rate reductions initiated by the Federal Reserve and continue to believe we have been successful in neutralizing these rate reductions.  However, the rapid growth in the higher cost negotiated deposits (primarily public funds) mitigated the full impact of lowering our deposit rates and, therefore, the decline in our average cost of funds was not commensurate with the decline in our average yield on earning assets.

Our interest rate spread (defined as the average fully taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) for the third quarter of 2008 was 4.69% compared to 4.60% for the third quarter of 2007.  For the first nine months of 2008, the interest rate spread was 4.50% compared to 4.61% in the comparable period of 2007.

Our net yield on earning assets (defined as fully taxable-equivalent net interest income divided by average earning assets) was 5.01% and 4.87%, respectively, for the three and nine month periods of 2008, versus 5.27% and 5.30%, respectively, for the comparable periods in 2007.

The decline in the spread for the nine month period and the margin for each of the respective periods is primarily attributable to the higher level of foregone interest and influx of public funds, which carry relatively thin spreads.  Quarter over quarter, the improvement in the spread is attributable to the aggressive deposit rate cuts made throughout the year.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2008 was $10.4 million compared to $1.6 million for the third quarter of 2007.  The provision for the first nine months of 2008 totaled $20.0 million compared to $4.5 million for the same period in 2007.  The increase in the provision for the current quarter and for the first nine months of the year generally reflects current declining economic conditions and the associated impact on consumers, housing and real estate markets.  For the same periods, the increase in the provision specifically reflects a higher level of reserves held for all loan types with the exception of home equity loans.  A majority of the increase is allocated to our residential real estate, construction, and consumer loan portfolios, all of which has been driven by a higher level of nonaccruals and past due loans within those respective portfolios as well as collateral valuation declines which have increased the level of reserves held for impaired loans.

Net charge-offs totaled $2.4 million, or .50%, of average loans compared to $1.0 million, or .21%, in the third quarter of 2007.  For the nine month period ended September 30, 2008, net charge-offs totaled $7.5 million, or .53%, of average loans compared to $3.7 million, or .25%, for the same period in 2007.  The increase in both periods primarily reflects a higher level of residential real estate and consumer loan charge-offs.  Management continues to perform a detailed review and valuation assessment of impaired loans on a quarterly basis and recognizes losses when permanent impairment is identified.  At quarter-end, the allowance for loan losses was 1.59% of outstanding loans (net of overdrafts) and provided coverage of 49% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007
CHARGE-OFFS
Commercial, Financial and Agricultural	$275	$279	$1,318	$1,092
Real Estate – Construction	77	-	807	108
Real Estate – Commercial	(35)	245	1,205	576
Real Estate – Residential	797	161	1,791	1,220
Consumer	1,797	854	4,199	2,149
Total Charge-offs	2,911	1,539	9,320	5,145

RECOVERIES
Commercial, Financial and Agricultural	68	44	263	127
Real Estate – Construction	4	-	4	-
Real Estate – Commercial	1	2	15	12
Real Estate – Residential	6	2	33	29
Consumer	433	471	1,484	1,297
Total Recoveries	512	519	1,799	1,465

Net Charge-offs	$2,399	$1,020	$7,521	$3,680

Net Charge-offs (Annualized) as a
Percent of Average Loans Outstanding,
Net of Unearned Interest	.50%	.21%	.53%	.25%

Noninterest Income

Noninterest income increased $5.8 million, or 40.1%, and $10.3 million, or 23.6%, respectively, over the comparable three and nine month periods in 2007.  The increase for the third quarter of 2008 is attributable to a $6.25 million pre-tax gain from the sale of a portion of the bank’s merchant services portfolio on July 31, 2008 and higher deposit service charge fees.  We retained and will continue to service approximately 40% of the merchant services portfolio.  The aforementioned gain was partially offset by a reduction in merchant services fees attributable to the portion of the merchant services portfolio sold, and lower mortgage banking revenues.  The increase for the nine month period is also due primarily to the aforementioned gain from the sale of a portion of the merchant services portfolio, a gain from the redemption of Visa Inc. shares during the first quarter of 2008 ($2.4 million), and strong improvement in deposit fees.

Noninterest income represented 42.6% and 39.8% of operating revenue, respectively, for the three and nine month periods of 2008 compared to 34.1% and 33.9%, respectively, for the same periods in 2007.  The improvement for both periods primarily reflects the aforementioned gain from the sale of a portion of the bank’s merchant services portfolio, a higher level of deposit service charge fees, and a lower level of net interest income contribution.  The gain from the redemption of the Visa Inc. shares in the first quarter of 2008 also contributed to the improvement for the nine month period.

The table below reflects the major components of noninterest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007
Noninterest Income:
Service Charges on Deposit Accounts	$7,110	$6,387	$20,935	$18,874
Data Processing Fees	873	775	2,498	2,280
Fees for Trust Services	1,025	1,200	3,300	3,600
Retail Brokerage Fees	565	625	1,769	1,892
Invest Sec Gain (Losses)	27	-	122	7
Mortgage Banking Revenues	331	642	1,331	2,171
Merchant Service Fees (1)	616	1,686	4,898	5,514
Interchange Fees (1)	1,073	934	3,158	2,795
Gain on Sale of Portion of Merchant Services Portfolio	6,250	-	6,250	-
ATM/Debit Card Fees (1)	742	685	2,244	1,987
Other	1,600	1,497	7,224	4,357

Total Noninterest Income	$20,212	$14,431	$53,729	$43,477

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $724,000, or 11.3%, and $2.1 million, or 10.9%, respectively, over the comparable three and nine month periods in 2007.  The increase for both periods reflects a higher level of overdraft and nonsufficient funds activity.

Asset Management Fees.  Fees from asset management activities decreased $175,000, or 14.6%, and $300,000, or 8.3%, respectively, for the three and nine month periods ended September 30, 2008.  The decline for both periods is due to a reduction in assets under management because of a decline in market values for discretionary managed accounts and account attrition related to the resolution of trust and estate accounts.  At September 30, 2008, assets under management totaled $705.5 million compared to $765.2 million at the end of the third quarter of 2007.

Mortgage Banking Revenues.  Mortgage banking revenues declined $310,000, or 48.4%, and $840,000, or 38.7%, respectively, from the three and nine month periods in 2007 reflective of current economic conditions and the housing market slowdown.

Gain on the Sale of Merchant Services Portfolio.  On July 31, 2008, we sold a portion of the Bank’s merchant services portfolio resulting in a pre-tax gain of $6.25 million, but retained approximately 40% of the portfolio which will continue to be serviced by the Bank.

Bank Card Fees.  Bank card fees (including merchant services fees, interchange fees, and ATM/debit card fees) decreased $874,000, or 26.5%, and increased $4,000, or .04%, respectively, for the three and nine month periods of 2007.   Interchange fees and ATM/debit card fees increased for both periods due to higher transaction volumes.  Merchant fees for both periods were significantly reduced due to the aforementioned sale of a portion of the Bank’s merchant services portfolio.

Other.  Other income increased $103,000, or 6.9%, from the third quarter of 2007 due to higher fees from our accounts receivable financing service for which demand has recently increased.  For the first nine months of 2008, other income increased $2.9 million, or 65.8%, due primarily to a $2.4 million gain from the redemption of Visa Inc. shares related to its initial public offering.  Higher fees received for accounts receivable financing and gains from the sale of other real estate also contributed to the increase.

Noninterest Expense

Noninterest expense decreased $2,200, or .01%, and increased $92,000, or .10%, respectively, for the three and nine month periods ended September 30, 2008.  The change for the three month period primarily reflects a reduction in interchange fees associated with the partial sale of the bank’s merchant services portfolio, partially offset by higher commission fees, other real estate owned write-downs, and legal fees.

For the first nine months of 2008, the increase was primarily due to higher compensation, occupancy, and commission fee expenses, with a one-time reversal of a portion of our Visa litigation accrual ($1.1 million) and lower interchange fees reflecting the sale of a portion of the Bank’s merchant services portfolio substantially offsetting those increases.  Management continues to work on expense reduction opportunities, improvement in cost controls, and enhancement of operating efficiencies as core strategic objectives.

The table below reflects the major components of noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2008	2007	2008	2007
Noninterest Expense:
Salaries	$12,616	$11,935	$38,246	$36,563
Associate Benefits	2,801	3,161	8,093	9,244
Total Compensation	15,417	15,096	46,339	45,807

Premises	2,373	2,409	7,226	6,969
Equipment	2,369	2,513	7,534	7,356
Total Occupancy	4,742	4,922	14,760	14,325

Legal Fees	531	383	1,507	1,318
Professional Fees	990	963	2,809	2,826
Processing Services	441	444	1,337	1,447
Advertising	738	799	2,412	2,667
Travel and Entertainment	326	338	1,000	1,083
Printing and Supplies	480	459	1,517	1,557
Telephone	688	594	1,982	1,677
Postage	460	476	1,324	1,125
Intangible Amortization	1,459	1,459	4,376	4,376
Interchange Fees	482	1,424	4,069	4,665
Commission Fees	718	406	1,563	849
Courier Service	120	47	365	571
Miscellaneous	2,324	2,109	5,110	6,085
Total Other	9,757	9,901	29,371	30,246

Total Noninterest Expense	$29,916	$29,919	$90,470	$90,378

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefit expense increased $321,000, or 2.1%, and $532,000, or 1.2%, respectively, over the comparable three and nine month periods in 2007.  The increase in compensation for both periods is attributable to higher associate base salaries reflective of annual merit/market based raises and the opening of three new banking offices in 2007.  For both periods, a decline in pension expense and stock based compensation partially offset the aforementioned increase in associate base salaries.  The lower pension expense generally reflects the positive impact of plan funding in prior years which approximated the maximum allowable pension contribution.  The decline in stock based compensation for the current quarter reflects a lower percentage achievement of incentive plan performance targets.  For the nine month period, the reversal of $577,000 in accrued expense during the first quarter of 2008 related to the termination of our 2011 Incentive Plan also contributed to the decline in stock based compensation.

Occupancy.  Occupancy expense (including premises and equipment) decreased $180,000, or 3.7%, and increased $435,000, or 3.0%, respectively for the three and nine month periods ended September 30, 2008.  For the current quarter, the decrease was due to lower FF&E (furniture, fixtures, and equipment) maintenance and repair and software license expenses, and a decline in property taxes.  For the nine month period, the increase reflects higher depreciation expense and maintenance and repair expenses for both premises and FF&E.  The increase in depreciation expense reflects the addition of capitalized assets related to new banking offices opened during 2007, the purchase of a new phone system in early 2008, and the upgrade of banking office security equipment during the first half of 2008.  The increase in maintenance and repair expense is primarily related to higher expense for maintenance agreements in part due to the opening of new banking offices, but more significantly, maintenance related to the purchase of new software during 2007.

Other.  Other noninterest expense decreased $144,000, or 1.5%, from the third quarter of 2007 due to lower interchange fees of $942,000 reflecting the partial sale of the Bank’s merchant services portfolio on July 31, 2008; this reduction was substantially offset by higher commission fees of $312,000, other real estate owned write-downs of $438,000, and an increase in legal fees of $148,000.  The increase in commission fees reflects higher processing costs for our accounts receivable financing service which are more than offset by fees received for this service reflected in noninterest income.  The increase in legal fees primarily reflects a higher level of legal support for loan collection and work-out of problem loans.

For the first nine months of 2008, other noninterest expense decreased $875,000, or 2.9%, due to the reversal of $1.1 million of our litigation reserve related to certain Visa litigation which was accrued for in the fourth quarter of 2007 and a $596,000 reduction in interchange fees related to aforementioned sale of a portion of the bank’s merchant services portfolio.  Approximately $800,000 remains accrued for Visa litigation.  The aforementioned increase in processing fees for our accounts receivable financing service in the amount of $714,000 for the nine month period, partially offset the aforementioned decreases in legal reserves and interchange fees.

The operating net noninterest expense ratio (expressed as noninterest income minus noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of average assets) was 1.66% for the first nine months of 2008 compared to 2.27% for same period in 2007.  Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 62.98% for the first nine months of 2008 compared to 66.18% for the same period in 2007.  The variances in these metrics include the impact of Visa related entries and the gain on the partial sale of our merchant services portfolio.

Income Taxes

The provision for income taxes decreased $1.5 million, or 40.0%, and $3.9 million, or 34.1%, respectively, from the comparable three and nine month periods of 2007, reflecting lower taxable income.  The nine month period was also affected by the resolution of a tax contingency that occurred during the first quarter of 2008.  Our effective tax rate for the three and nine months ended September 30, 2008 was 31.44% and 30.56%, respectively, compared to 34.03% and 33.78%, respectively, for the same periods in 2007.  The variance in our effective tax rate for both periods was driven by a lower level of taxable income, primarily reflective of our higher loan loss provisions, in relation to the size of our permanent book/tax differences.  In addition, the nine month period was also affected by the tax reserve adjustment previously mentioned.

FINANCIAL CONDITION

Average assets decreased $9.0 million, or 0.36%, to $2.529 billion for the quarter-ended September 30, 2008 from $2.520 billion in the fourth quarter of 2007.  Average earning assets of $2.207 billion increased $16.4 million, or 0.75%, from the fourth quarter of 2007.  The increase was primarily due to minimal growth in the loan portfolio and investment securities.  We discuss balance sheet variances in more detail below.

Funds Sold

We ended the third quarter with approximately $86.5 million in average net overnight funds sold, compared to $84.1 million net average overnight funds sold in the fourth quarter of 2007.  The net overnight funds position has declined $107.0 million from the prior quarter primarily resulting from a decrease in public funds and certificates of deposit.  During the first half of 2008, public funds deposits were the primary factor driving the growth in overnight funds.

Investment Securities

Our investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2008, the average investment portfolio increased $6.3 million, or 3.37%, from the fourth quarter of 2007.  We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2008, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At September 30, 2008 and December 31, 2007, shareowners’ equity included a net unrealized gain of $515,000 and $246,000, respectively.

Loans

Average loans increased $6.9 million, or .4%, from the fourth quarter of 2007 due to a steady pace of new loan production and the reduction in the level of loan payoffs and paydowns.  Our loan balances so far in 2008 have been stable despite the current operating environment and economic conditions, and reflect the diversity of our loan products and the variety of quality lending opportunities that we believe our banking relationships and markets continue to offer. Given our risk management practices, the relatively small loan growth in this current economic environment is not unexpected; however, management is encouraged by the stabilized trend realized in loan balances so far in 2008, which reflects our continued focus on the sales and service efforts of our bankers.

Nonperforming Assets

Nonperforming assets of $67.7 million increased from the fourth quarter of 2007 by $39.5 million.  Nonaccrual loans increased $36.4 million during the same period.  These increases are primarily the result of the addition of three real estate loan relationships totaling $9.8 million during the first quarter, two large real estate loan relationships during the third quarter totaling $7.1 million, and the addition of several smaller balance residential real estate loans to builders and investors during the second and third quarters.  The aforementioned five large real estate loan relationships are non-coastal related real estate developments.  Management believes that these additions have been adequately reserved for at quarter-end.  Restructured loans totaled $1.4 million at the end of the third quarter.  Other real estate owned totaled $4.8 million at the end of the quarter compared to $3.0 million at year-end 2007.  Nonperforming assets represented 3.51% of loans and other real estate at the end of the third quarter compared to 2.49% at the end of the prior quarter and 1.47% at year-end 2007.

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

The allowance for loan losses at September 30, 2008 was $30.5 million, compared to $18.1 million at December 31, 2007.  At September 30, 2008, the allowance represented 1.59% of outstanding loans (net of overdrafts) and provided coverage of 49% of nonperforming loans, compared to 0.95% and 72%, respectively at December 31, 2007.  The increase in the allowance for loan losses was driven by a higher level of required reserves for our residential real estate, construction, and consumer loan portfolios.  As previously mentioned, current economic conditions and stress within our real estate markets has had an adverse impact on our consumer borrowers and borrowers who derive their revenue or personal incomes from the real estate industry.  It is management’s opinion that the allowance at September 30, 2008 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.031 billion for the third quarter of 2008, an increase of $13.9 million, or 0.7%, over the fourth quarter of 2007.  The increase was driven by strong growth in negotiated NOW accounts, primarily public funds deposits which began migrating late in the fourth quarter from the Florida State Board of Administration’s Local Government Investment Pool to the Bank and continued through the second quarter.  Partially offsetting the public funds growth were declines in noninterest bearing demand, money market accounts and certificates of deposit.  On a linked quarter basis deposits declined $109.8 million, or 5.1% from the second quarter of 2008, primarily reflecting a lower level of public funds, which we believe is partially attributable to seasonality, and a reduction in certificates of deposit balances.  In managing our deposit base, we continue to focus on managing the overall mix of deposits rather than matching the rates of higher rate paying competitors.

The ratio of average noninterest bearing deposits to total deposits was 20.0% for the third quarter of 2008, compared to 20.8% for the fourth quarter of 2007.  For the same periods, the ratio of average interest bearing liabilities to average earning assets was 80.8% and 80.0%, respectively.

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (ALCO).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan, lease, and deposit products.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-10.0%	-7.5%	-5.0%	-5.0%	-7.5%
September 30, 2008	-0.9%	1.3%	1.3%	-1.3%	-6.6%
June 30, 2008	1.2%	3.2%	2.7%	-1.8%	-7.1%

The Net Interest Income at Risk position improved since the second quarter of 2008 in the “down rate” scenarios, and declined slightly in the “up rate” scenarios.  Although assumed to be unlikely, our largest exposure is at the -200 bp level, with a measure of -6.6%.  All of the above measures of net interest income at risk remained well within prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp

Policy Limit	-12.5%	-10.0%	-7.5%	-7.5%	-10.0%
September 30, 2008	1.1%	2.2%	1.6%	-1.5%	-4.9%
June 30, 2008	1.5%	3.1%	2.3%	-3.3%	-7.1%

Our risk profile, as measured by EVE, improved since the second quarter of 2008 in the “down rate” scenarios, and declined slightly in the “up rate” scenarios.  Although assumed to be unlikely, our largest exposure is at the -200 bp level, with a measure of -4.9%.  All of the above measures of economic value of equity are well within prescribed policy limits.

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

Average liquidity, defined as funds sold and interest bearing deposits with other banks, for the third quarter of 2008 was $100.0 million compared to $96.7 million in the fourth quarter of 2007.  The slight increase reflects the higher level of public funds deposit balances.

Borrowings.  At September 30, 2008, advances from the FHLB consisted of $51.3 million in outstanding debt and 43 notes.  For the first nine months of the year, the Bank made FHLB advance payments totaling approximately $5.9 million and obtained 14 new FHLB advances totaling $18.5 million to match-fund term loan fixed rate financing for commercial loan clients.  In September, a $10 million advance used for general purposes matured and was renewed for three years at 3.65%.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have the ability to draw on a $25.0 million Revolving Credit Note with SunTrust that is due on March 2010.  Interest is payable monthly at the floating 30 day LIBOR plus 2.00%.  Principal is due at maturity.  The revolving credit is unsecured.  The existing loan agreement contains certain financial covenants that we must maintain.  As of September 30, 2008, we were in compliance with all of the terms of the agreement and had $23.5 million available to borrow under the line of credit facility.

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

Capital

Equity capital was $298.8 million as of September 30, 2008, compared to $292.7 million as of December 31, 2007.  Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position.  The leverage ratio was 11.21% at September 30, 2008 compared to 10.41% at December 31, 2007.  Further, the risk-adjusted capital ratio of 14.76% at September 30, 2008 exceeds the 8.0% minimum requirement and the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.  As allowed by the Federal Reserve Board capital guidelines, the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Dividends declared and paid during the first nine months of 2008 totaled $.555 per share compared to $.525 per share for the first nine months of 2007, an increase of 5.7%.  The dividend payout ratios for the first nine months of 2008 and 2007 were 56.0% and 44.5%, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  At September 30, 2008, these regulations and covenants did not impair CCBG or the Bank's ability to declare and pay dividends or to meet other existing obligations in the normal course of business.

During the first nine months of 2008, shareowners’ equity increased $6.1 million, or 2.1%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $16.9 million, the issuance of common stock of $.8 million, and an increase in the unrealized gain on investment securities of $.2 million.  Equity was reduced by dividends paid during the first nine months by $9.4 million, or $.555 per share, and the repurchase/retirement of common stock of $2.4 million.  At September 30, 2008, our common stock had a book value of $17.45 per diluted share compared to $17.03 at December 31, 2007.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 2,374,242 shares at an average purchase price of $26.08 per share.  We repurchased 90,041 shares of our common stock during the first nine months of 2008 at an average purchase price of $26.77.  No shares of our common stock were repurchased in the third quarter of 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2008, we had $380.1 million in commitments to extend credit and $16.7 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

LEGISLATION

Effective October 3, 2008, the FDIC increased deposit insurance coverage limits.  Generally, FDIC insurance limits for single accounts, joint accounts, and trust accounts have increased from $100,000 to $250,000.  This increase in coverage is in effect through December 31, 2009 and does not in itself increase our Deposit Insurance Fund assessment.

Effective October 14, 2008, the FDIC eliminated the deposit insurance coverage limits for all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest.  Thus, all monies in these accounts are fully insured by the FDIC regardless of dollar amount.  This second increase to coverage is in effect through December 31, 2009, unless we elect to “opt out” of participating in the expanded coverage before December 5, 2008.  We are currently reviewing our options under this program.  The cost to us for participating in this expanded deposit insurance coverage program is a 10-basis point surcharge to our current insurance assessment rate with respect to the portions of the non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  The incremental assessment if we opt in is not material.

Finally, the FDIC has proposed to increase the Deposit Insurance Fund assessment rates as part of the FDIC’s Deposit Insurance Fund restoration plan.  Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance.  Under the proposal, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009.  Further, beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments more equitable by requiring riskier institutions to pay a larger share.

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 became effective on July 2008 and did not have a material impact on our financial statements.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2008			2007			2008			2007
(Dollars In Thousands, Except Share Data)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,915,008	$32,622	6.78%	$1,907,235	$38,901	8.09%	$1,911,142	$101,684	7.11%	$1,943,874	$117,465	8.08%
Taxable Investment Securities	93,723	940	3.99	102,618	1,224	4.75	94,106	3,076	4.35	105,453	3,723	4.70
Tax-Exempt Investment Securities(2)	98,966	1,234	4.99	85,446	1,142	5.35	94,725	3,641	5.13	84,003	3,269	5.19
Funds Sold	99,973	475	1.86	49,438	639	5.06	170,831	3,077	2.37	47,602	1,849	5.12
Total Earning Assets	2,207,670	35,271	6.36	2,144,737	41,906	7.75	2,270,804	111,478	6.55	2,180,932	126,306	7.74
Cash & Due From Banks	77,309			84,477			84,552			87,062
Allowance for Loan Losses	(22,851)			(17,664)			(20,554)			(17,336)
Other Assets	266,510			256,153			268,220			252,359
TOTAL ASSETS	$2,528,638			$2,467,703			$2,603,022			$2,503,017

LIABILITIES
NOW Accounts	$727,754	$1,443	0.79%	$525,795	$2,531	1.91%	$763,164	$6,818	1.19%	$539,777	$7,768	1.92%
Money Market Accounts	369,544	1,118	1.20	403,957	3,565	3.50	378,756	4,526	1.60	394,762	10,450	3.54
Savings Accounts	117,970	30	0.10	117,451	70	0.24	116,112	93	0.11	121,781	222	0.24
Other Time Deposits	410,101	3,224	3.13	471,868	5,100	4.29	440,019	12,021	3.65	475,831	14,924	4.19
Total Int. Bearing Deposits	1,625,369	5,815	1.42	1,519,071	11,266	2.94	1,698,051	23,458	1.85	1,532,151	33,364	2.91
Short-Term Borrowings	51,738	230	1.76	65,130	734	4.45	58,530	1,047	2.38	66,921	2,232	4.44
Subordinated Notes Payable	62,887	936	5.83	62,887	936	5.91	62,887	2,798	5.85	62,887	2,794	5.94
Other Long-Term Borrowings	43,237	488	4.48	38,269	453	4.70	35,194	1,215	4.61	41,212	1,451	4.71
Total Int. Bearing Liabilities	1,783,231	7,469	1.67	1,685,357	13,389	3.15	1,854,662	28,518	2.05	1,703,171	39,841	3.13
Noninterest Bearing Deposits	405,314			435,089			408,372			449,436
Other Liabilities	36,498			45,721			39,547			41,341
TOTAL LIABILITIES	2,225,043			2,166,167			2,302,581			2,193,948

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	303,595			301,536			300,441			309,069

TOTAL LIABILITIES & EQUITY	$2,528,638			$2,467,703			$2,603,022			$2,503,017

Interest Rate Spread			4.69%			4.60%			4.50%			4.61%
Net Interest Income		$27,802			$28,517			$82,960			$86,465
Net Interest Margin(3)			5.01%			5.27%			4.87%			5.30%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $562,000 and $1.9 million, for the three and nine months ended September 30, 2008, versus $665,000 and $2.2 million for the comparable periods ended September 30, 2007.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2008, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on behalf of the Corporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934), of the Corporation common stock or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

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

Date: November 10, 2008