Form 10-K
CAPITAL CITY BANK GROUP INC
filed 2009-03-13
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [   ]                                                                            Accelerated filer [ X ]                                          Non-accelerated filer [   ]Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No  [ X ]

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $204,847,378 (based on the closing sales price of the registrant’s common stock on that date).  Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009
Common Stock, $0.01 par value per share	17,139,730 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 21, 2009, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2008 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	changes in the securities and real estate markets;
•	changes in monetary and fiscal policies of the U.S. Government;
•	inflation, interest rate, market and monetary fluctuations;
•	legislative or regulatory changes;
•	the frequency and magnitude of foreclosure of our loans;
•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;
•	our need and our ability to incur additional debt or equity financing;
•	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
•	the effects of harsh weather conditions, including hurricanes;
•	our ability to comply with the extensive laws and regulations to which we are subject;
•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•	increased competition and its effect on pricing;
•	technological changes;
•	the effects of security breaches and computer viruses that may affect our computer systems;
•	changes in consumer spending and saving habits;
•	growth and profitability of our noninterest income;
•	changes in accounting principles, policies, practices or guidelines;
•	the limited trading activity of our common stock;
•	the concentration of ownership of our common stock;
•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
•	other risks described from time to time in our filings with the Securities and Exchange Commission; and
•	our ability to manage the risks involved in the foregoing.

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

About Us

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

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 68 full-service banking locations in Florida, Georgia, and Alabama.  CCB operates these banking locations.

At December 31, 2008, we had total consolidated assets of approximately $2.5 billion, total deposits of approximately $2 billion and shareowners’ equity was approximately $279 million.  Our financial condition and results of operations are more fully discussed in our consolidated financial statements.

CCBG’s principal asset is the capital stock of the Bank.  CCB accounted for approximately 100% of consolidated assets at December 31, 2008, and approximately 100% of consolidated net income for the year ended December 31, 2008.  In addition to our banking subsidiary, we have seven indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Banc Investments, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of CCB, and two direct subsidiaries CCBG Capital Trust I and CCBG Capital Trust II, both wholly-owned subsidiaries of CCBG.

Dividends and management fees received from the Bank are our only source of income.  Dividend payments by the Bank to us depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions.  See the section entitled “Regulatory Considerations” in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information.  We had a total of 1,042 (full-time equivalent) associates at February 27, 2009.  Page 25 contains other financial and statistical information about us.

We have one reportable segment with the following principal services:  Banking Services, Data Processing Services, Trust and Asset Management Services, and Brokerage Services.

Banking Services

CCB is a Florida chartered full-service bank engaged in the commercial and retail banking business.  Significant services offered by the Bank include:

•
Business Banking – The Bank provides banking services to corporations and other business clients.  Credit products are available for a wide variety of general business purposes, including financing for commercial business properties, equipment, inventories and accounts receivable, as well as commercial leasing and letters of credit.  We also provide treasury management services, and, through a marketing alliance with Elavon, Inc., merchant credit card transaction processing services.

•
Commercial Real Estate Lending – The Bank provides a wide range of products to meet the financing needs of commercial developers and investors, residential builders and developers, and community development.  Credit products are available to facilitate the purchase of land and/or build structures for business use and for investors who are developing residential or commercial property.

•
Residential Real Estate Lending – The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed or adjustable rate) financing arrangements, and FHA/VA loan products.  The bank offers both fixed-rate and adjustable rate (ARM) residential mortgage loans.  As of December 31, 2008, approximately 14.1% of the Bank’s loan portfolio consisted of residential ARM loans.  A portion of our loans originated are sold into the secondary market.  We do not originate subprime residential real estate loans.

The Bank offers these products through its existing network of offices in addition to a mortgage lending office in Gainesville, Florida (Alachua County).

•	Retail Credit – The Bank provides a full range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and credit card programs.

•
Institutional Banking – The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

•
Retail Banking - The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, and PC/Internet banking.  Clients can use the Capital City Bank Direct which offers both a “live” call center between the hours of 8 a.m. to 6 p.m. five days a week, and an automated phone system offering 24-hour access to their deposit and loan account information, and transfer funds between linked accounts.  The Bank is a member of the “Star” ATM Network that permits banking clients to access cash at ATMs or point of sale merchants.

Data Processing Services

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located throughout North Florida and South Georgia.  As of February 27, 2009, the Services Company is providing data processing services to seven correspondent banks, which have relationships with CCB.

Trust Services and Asset Management

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB.  The Trust Company provides asset management for individuals through agency, personal trust, IRAs, and personal investment management accounts.

Administration of pension, profit sharing, and 401(k) plans is a significant product line.  Associations, endowments, and other non-profit entities hire the Trust Company to manage their investment portfolios.  Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian.  The market value of trust assets under discretionary management exceeded $664.0 million as of December 31, 2008, with total assets under administration exceeding $677.0 million.

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

Expansion of Business

Since 1984, we have completed 15 acquisitions totaling approximately $1.6 billion in deposits within existing and new markets.  In addition, since 2003, we have opened 12 new banking offices to improve service and product delivery within our markets, two of which were opened during 2008 (Macon, Georgia and Brooksville, Florida).  We currently have in construction, three replacement banking offices (Macon, Georgia, Palatka, Florida and Gainesville, Florida scheduled for opening in the first half of 2010.

We plan to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  The restructuring in late 2007 of our community banking sales and service model has resulted in a more tactical focus on certain higher growth metro markets, including Macon, Tallahassee, Gainesville, and Hernando/Pasco counties.  Acquisitions will be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on acquiring banks and banking offices, which are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas.  We will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.

Competition

The banking business is rapidly changing.  We operate in a highly competitive environment, especially with respect to services and pricing.  The on-going consolidation of the banking industry has altered and continues to significantly alter the competitive environment within the Florida, Georgia, and Alabama markets.  We believe this consolidation further enhances our competitive position and opportunities in many of our markets.  Our primary market area is 20 counties in Florida, five counties in Georgia, and one county in Alabama.  In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.

All of Florida’s major banking concerns have a presence in Leon County.  CCB’s Leon County deposits totaled $783 million, or 39.3%, of our consolidated deposits at December 31, 2008.

The following table depicts our market share percentage within each respective county, based on total commercial bank deposits within the county.

	Market Share as of June 30,(1)
	2008	2007	2006
Florida
Alachua County	4.6%	4.7%	5.6%
Bradford County	50.1%	47.6%	44.6%
Citrus County	3.1%	3.0%	3.3%
Clay County	1.9%	2.0%	2.0%
Dixie County	23.4%	22.9%	20.8%
Gadsden County	55.7%	61.0%	64.9%
Gilchrist County	37.8%	33.6%	47.1%
Gulf County	9.1%	11.7%	14.3%
Hernando County	1.2%	1.2%	1.5%
Jefferson County	21.9%	22.8%	24.6%
Leon County	17.6%	16.2%	18.0%
Levy County	31.7%	33.0%	34.4%
Madison County	12.1%	13.1%	14.9%
Pasco County	0.2%	0.2%	0.2%
Putnam County	19.7%	11.1%	12.3%
St. Johns County	1.1%	1.2%	1.5%
Suwannee County	7.2%	7.7%	11.8%
Taylor County	31.1%	30.1%	28.6%
Wakulla County	5.5%	2.6%	2.9%
Washington County	17.0%	13.8%	17.4%
Georgia
Bibb County	2.1%	2.5%	2.9%
Burke County	7.4%	7.8%	9.2%
Grady County	16.7%	18.7%	20.0%
Laurens County	16.2%	19.2%	23.8%
Troup County	5.6%	6.2%	8.2%
Alabama
Chambers County	7.3%	6.5%	4.7%

(1)	Obtained from the June 30, 2008 FDIC/OTS Summary of Deposits Report.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.
County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	14	66
Bradford	3	3
Citrus	14	49
Clay	14	31
Dixie	3	4
Gadsden	4	6
Gilchrist	3	6
Gulf	6	9
Hernando	13	43
Jefferson	2	2
Leon	19	96
Levy	3	13
Madison	6	6
Pasco	26	120
Putnam	6	16
St. Johns	23	66
Suwannee	5	8
Taylor	3	4
Wakulla	4	7
Washington	5	5
Georgia
Bibb	12	57
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	12	27
Alabama
Chambers	5	10

Data obtained from the June 30, 2008 FDIC/OTS Summary of Deposits Report.

Seasonality

We believe our commercial banking operations are not generally seasonal in nature.  However, public deposits tend to increase with tax collections in the second and fourth quarters and decline with spending thereafter.

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

As a state chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Bank’s clients. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund (“DIF”).

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

In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies.  Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation, declare a dividend from retained net profits which accrued prior to the preceding two years.  Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding.  A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.  See Management Discussion and Analysis (Liquidity and Capital Resources - Dividends) and Note 15 in the Notes to Consolidated Financial Statements for additional information on the impact of this regulatory requirement on us.

Insurance of Accounts and Other Assessments.  The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF on March 31, 2006.  The Bank pays its deposit insurance assessments to the DIF, which insures the Bank’s deposit accounts.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. This increase in coverage does not in itself increase our DIF assessment.

In addition, on November 26, 2008 the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the deposit insurance coverage limits for all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50%.  Thus, all money in these accounts is fully insured by the FDIC regardless of dollar amount.  This second increase to coverage is in effect through December 31, 2009. The cost to us for participating in this expanded deposit insurance coverage program is a 10-basis point surcharge to our current insurance assessment rate with respect to the portions of the TAGP covered deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.  We have elected to participate in the TAGP.

On February 27, 2009, the FDIC announced an amendment to its restoration plan for the DIF by imposing an emergency special assessment on all insured financial institutions.  This special assessment of 20 basis points will occur on June 30, 2009, and will be payable by us on September 30, 2009.  The FDIC may impose an additional special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.  Subsequently, the FDIC has announced its willingness to lower the special assessment to 10 basis points, but as of March 9, 2009, no final determination has been made.  Based on our deposits as of December 31, 2008, we anticipate our special assessment, based on the current guidance from the FDIC of a 20 basis point special assessment, to be approximately $3.9 million.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.12% of deposits for an institution in the highest sub-category of the highest category to 0.50% of deposits for an institution in the lowest category.  Beginning with the second quarter of 2009, the FDIC has announced it will make changes to the deposit insurance assessment system to require riskier institutions to pay a larger share of the DIF assessment.  The FDIC has announced that the new assessment rates will range from 0.08% to 0.775%.  Any changes to our DIF assessment rate will impact our earnings.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point (the rate is adjusted quarterly) of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and its corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus.  Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

Basel II Capital Standards.  We may decide to adopt certain new capital and other regulatory requirements proposed by the Basel Committee on Banking Supervision. The federal banking regulators have implemented new risk-based capital requirements in the United States. These new requirements, which are often referred to as the Basel II Accord, modify the capital charge applicable to credit risk and incorporate a capital charge for operational risk. The Basel II Accord also places greater reliance on market discipline than previous standards. The Basel II standards will be mandatory only with respect to banking organizations with total banking assets of $250 billion or more or total on-balance-sheet foreign exposure of $10 billion or more.  We will continue to closely monitor developments on these matters and assess their impact on us.

Interstate Banking and Branching.  The Bank Holding Company Act was amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”).  The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted.  States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act.  The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap.  State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

The Interstate Banking Act also provides that adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states.  Unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation.

Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the “Florida Branching Act”).  The purpose of the Florida Branching Act was to permit interstate branching through merger transactions under the Interstate Banking Act.  Under the Florida Branching Act, with the prior approval of the Florida Office of Financial Regulation, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank.  In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from this transaction may maintain and operate the branches of the Florida bank that participated in this merger.  An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

BankSecrecy Act/Anti-Money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) was enacted in response to the terrorist attacks occurring on September 11, 2001.  The USA PATRIOT Act is intended to strengthen the U.S. law enforcement and intelligence communities’ ability to work together to combat terrorism.  Title III of the USA PATRIOT Act, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, amended the Bank Secrecy Act and adopted additional provisions that increased the obligations of financial institutions, including the Bank, to file reports and maintain records, to identify their clients, watch for and report upon suspicious transactions, respond to requests for information by federal banking and law enforcement agencies, and share information with other financial institutions.  In addition, the collected client identification information must be verified within a reasonable time after a new account is opened through documentary or non-documentary methods.

In 2007, the Federal Reserve and the other federal financial regulatory agencies issued an interagency policy on the application of section 8(s) of the Federal Deposit Insurance Act.  This provision generally requires each federal banking agency to issue an order to cease and desist when a bank is in violation of the requirement to establish and maintain a Bank Secrecy Act/anti-money laundering (BSA/AML) compliance program or, in the alternative, the Bank fails to correct a deficiency which has been previously cited by the federal banking agency with respect to the Bank’s BSA/AML compliance program.  The policy statement provides that, in addition to the circumstances where the agencies will issue a cease and desist order in compliance with section 8(s), they may take other actions as appropriate for other types of BSA/AML program concerns or for violations of other BSA requirements.  The policy statement also does not address the independent authority of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network to take enforcement action for violations of the BSA.

Securities Activities.  In 2007, the SEC adopted Regulation R, which implements the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act.  Regulation R affects the way the Bank’s employees who are not registered with the SEC may be compensated for referrals to a third-party broker-dealer for which the Bank has entered into a networking arrangement.  In addition, Regulation R broadens the ability of the Bank to effect securities transactions in a trustee or fiduciary capacity without registering as a broker, permit banks to effect certain sweep account transactions, and to accept orders for securities transactions from employee plan accounts, individual retirement plan accounts, and other similar accounts.  Regulation R went into effect for us on January 1, 2009.

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

In 2007, the Federal Reserve and the other federal financial regulatory agencies together with the U.S. Department of the Treasury and the Federal Trade Commission issued final regulations (Red Flag Regulations) enacting Sections 114 and 315 of the Fair and Accurate Credit Transaction Act of 2003.  The Red Flag Regulations required the Bank to have identity theft policies and programs in place by no later than November 1, 2008.  The Red Flag Regulations require the Bank to develop and implement an identity theft protection program for combating identity theft in connection with new and existing consumer accounts and other accounts for which there is a reasonably foreseeable risk of identity theft.

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

Future Legislative Developments

Various legislative acts are from time to time introduced in Congress and the Florida legislature.  This legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways.  We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.  See page 28 for further discussion of recent legislation.

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

Since December 2008, the Federal Reserve has adopted a zero interest rate policy to help combat the severe economic downturn in the United States and growing deflationary pressure.  For banks, one of the most significant downsides with a zero interest rate policy is that it causes the yield curve to flatten (i.e. there is little difference between short and long term interest rates).  Because banks make money by lending long term and borrowing short term funds, the narrowing of this gap narrows profit margins.

Income Taxes

We are subject to income taxes at the federal level and subject to state taxation based on the laws of each state in which we operate.  We file a consolidated federal tax return with a fiscal year ending on December 31.  We have filed tax returns for each state jurisdiction affected in 2007 and will do the same for 2008.

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

Item 1A	Risk Factors

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

Risks Related to Our Business

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our clients and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies, and client bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the United States Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In 2009, with the change in presidential administrations, additional changes have been announced, such as the creation of a Public-Private Investment Fund to purchase “toxic assets”, which are primarily mortgage-backed securities and nonperforming mortgage loans, from financial institutions.  Further, a new capital injection plan has been unveiled accompanied with significantly more restrictions on the payment of executive compensation and dividends, and a prohibition on acquisitions.

The purpose of all of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines.  These types of events and the resulting analyses could result in goodwill impairment charges in the future.  These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future.  A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios.  As of December 31, 2008, we had $84.8 million in goodwill, which represented approximately 3.41% of our total assets.

State law may limit our ability to declare and pay dividends.

Under applicable statutes and regulations, the Bank’s board of directors, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may declare dividends of up to the aggregate net profits of that period combined with the Bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation, declare a dividend from retained net profits which accrued prior to the preceding two years.  If the Bank does not earn an amount approximately equal to CCBG’s anticipated 2009 dividend, CCBG may be unable to declare and pay a dividend to its shareowners.  See section entitled “Liquidity and Capital Resources – Dividends” in Management’s Discussion and Analysis for further discussion.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our clients will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment.  This will result in credit losses that are inherent in the lending business.  We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;
•	previous loan loss experience;
•	specific loans that have loss potential;
•	delinquency trends;
•	estimated fair market value of the collateral;
•	current economic conditions; and
•	geographic and industry loan concentrations.

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

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.  As of December 31, 2008, approximately 33.6% and 35.9% of our $1.958 billion loan portfolio was secured by commercial real estate and residential real estate, respectively.  As of this same date, approximately 7.3% was secured by property under construction.

The current downturn in the real estate market, the deterioration in the value of collateral, and the local and national economic recessions, have adversely affected our clients’ ability to repay their loans.  If these conditions persist, or get worse, our clients’ ability to repay their loans will be further eroded.  In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

If our nonperforming loans continue to increase, our earnings will suffer.

At December 31, 2008, our non-performing loans (which consist of non-accrual and restructured loans) totaled $98.6 million, or 5.04% of the total loan portfolio, which is an increase of $73.5 million, or 293% over non-performing loans at December 31, 2007.  At December 31, 2008, our nonperforming assets (which include foreclosed real estate) were $107.8 million, or 4.33% of total assets.  In addition, the Bank had approximately $0.1 million in accruing loans that were over 90 days delinquent and still accruing as of December 31, 2008.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for probable losses, which is established through a current period charge to the provision for loan losses as well as from time to time, as appropriate, write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.  Finally, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.

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

Changes in the difference between short- and long-term interest rates may also harm our business.  For example, short-term deposits may be used to fund longer-term loans.  When differences between short-term and long-term interest rates shrink or disappear, as is likely in the current zero interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income.

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  As of December 31, 2008, approximately 75.9% of our loans had real estate as a primary, secondary, or tertiary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2008, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia.  The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in those areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified.  In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us.  We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;
•	environmental cleanup liability;
•	neighborhood values;
•	interest rates;
•	real estate tax rates;
•	operating expenses of the mortgaged properties;
•	supply of and demand for rental units or properties;
•	ability to obtain and maintain adequate occupancy of the properties;
•	zoning laws;
•	governmental rules, regulations and fiscal policies; and
•	acts of God.

Certain expenditures associated with the ownership of real estate, principally real estate taxes, insurance and maintenance costs, may adversely affect the income from the real estate.  Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits.  Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all.  If we do raise additional capital, your ownership could be diluted.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or for future growth.  Such financing may not be available to us on acceptable terms or at all.

Further, our Articles of Incorporation do not provide shareowners with preemptive rights and such shares may be offered to investors other than shareowners at the discretion of the Board.  If we do sell additional shares of common stock to raise capital, the sale could dilute your ownership interest and such dilution could be substantial.

Concerns of clients over deposit insurance may cause a decrease in our deposits.

With increased concerns about bank failures, clients are increasingly concerned about the extent to which their deposits are insured by the FDIC.  Clients may withdraw deposits from CCB in an effort to ensure that the amount that they have on deposit at CCB is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.  See Regulatory Considerations – Capital City Bank – Insurance Accounts and Other Assessments for further discussion.

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

Our earnings growth relies, at least in part, on strategic acquisitions.  Our ability to grow through selective acquisitions of financial institutions or offices will depend on successfully identifying, acquiring and integrating those institutions or offices.  We may be unable to identify attractive acquisition candidates, make acquisitions on favorable terms or successfully integrate any acquired institutions or offices.  In addition, we may fail to realize the growth opportunities and cost savings we anticipate to be derived from our acquisitions.  Growth through acquisitions causes us to take on additional risks such as the risks of unknown or contingent liabilities, exposure to potential asset quality issues from acquired institutions, and the diversion of our management’s time and attention from our existing business and operations.  Finally, it is possible that during the integration process of our acquisitions, we could lose key associates or the ability to maintain relationships with clients.

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

Potential acquisitions may dilute shareowner value.

We regularly evaluate opportunities to acquire other financial institutions.  As a result, merger and acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisitions.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term.  We have experienced an overall slow down in the origination of residential mortgage loans recently due to the slowing in residential real estate sales activity in our markets.  A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. Continued deterioration in the housing market and property values could lead to additional valuation adjustments in our loan portfolios.

The market value of our investments could decline.

Our investment securities portfolio as of December 31, 2008 has been designated as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115") relating to accounting for investments.  SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.  At December 31, 2008, we maintained all of our investment securities in the available-for-sale classification.

Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  The market value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

Management believes that several factors will affect the market values of our investment portfolio.  These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates).  These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

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

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock.  The average daily trading volume of our common stock over the twelve-month period ending December 31, 2008 was approximately 39,293 shares.  Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Our insiders have substantial control over matters requiring shareowner approval, including changes of control.

Our insiders who own more than 5% of our common stock, directors, and executive officers, beneficially owned approximately 45.67% of the outstanding shares of our stock as of February 27, 2009.  Accordingly, these principal shareowners, directors, and executive officers, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

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

For example, our Articles of Incorporation permit our Board of Directors to issue preferred stock without shareowner action.  The ability to issue preferred stock could discourage a company from attempting to obtain control of us by means of a tender offer, merger, proxy contest or otherwise.  Additionally, our Articles of Incorporation and Bylaws divide our Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms.  One class is elected each year.  The classification of our Board of Directors could make it more difficult for a company to acquire control of us.  We are also subject to certain provisions of the Florida Business Corporation Act and our Articles of Incorporation that relate to business combinations with interested shareowners.  Other provisions in our Articles of Incorporation or Bylaws that may discourage takeover attempts or make them more difficult include:

•	Supermajority voting requirements to remove a director from office;
•	Provisions regarding the timing and content of shareowner proposals and nominations;
•	Supermajority voting requirements to amend Articles of Incorporation unless approval is received by a majority of “disinterested directors”;
•	Absence of cumulative voting; and
•	Inability for shareowners to take action by written consent.

Our shares of common stock are not an insured deposit.

The shares of our common stock are not a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency.  Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

We are headquartered in Tallahassee, Florida.  Our executive office is in the Capital City Bank building located on the corner of Tennessee and Monroe Streets in downtown Tallahassee.  The building is owned by the Bank, but is located on land leased under a long-term agreement.

As of February 27, 2009, the Bank had 68 banking locations.  Of the 68 locations, the Bank leases the land, buildings, or both at 12 locations and owns the land and buildings at the remaining 56.

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

The following table presents the range of high and low closing sales prices reported on the NASDAQ Global Select Market and cash dividends declared for each quarter during the past two years.  We had a total of 1,756 shareowners of record as of February 27, 2009.
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$33.32	$34.50	$30.19	$29.99	$34.00	$36.40	$33.69	$35.91
Low	21.06	19.20	21.76	24.76	24.60	27.69	29.12	29.79
Close	27.24	31.35	21.76	29.00	28.22	31.20	31.34	33.30
Cash dividends declared per share	.1900	.1850	.1850	.1850	.1850	.1750	.1750	.1750

Future payment of dividends will be subject to determination and declaration by our Board of Directors.  Florida law limits the amount of dividends that CCB can pay annually to the holding company.  These restrictions may limit our ability to pay dividends to our shareowners.  During 2009, in accordance with these restrictions, CCB may declare and pay a dividend in an amount which approximates its current year-to-date earnings and it has further received authority from its state regulator to declare and pay a dividend up to $60 million in 2009 to the holding company.  See subsection entitled "Capital; Dividends; Sources of Strength" in the Business section on page 9, and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management's Discussion and Analysis of Financial Condition and Operating Results on page 50 and Note 15 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2003 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Capital City Bank Group, Inc.	$100.00	$92.50	$96.53	$101.36	$82.95	$82.41
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL $1B-$5B Bank Index	100.00	123.42	121.31	140.38	102.26	84.81

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1) (3)	2008	2007	2006	2005	2004

Interest Income	$142,866	$165,323	$165,893	$140,053	$101,525
Net Interest Income	108,866	112,241	119,136	109,990	86,084
Provision for Loan Losses	32,496	6,163	1,959	2,507	2,141
Net Income	15,225	29,683	33,265	30,281	29,371

Per Common Share:
Basic Net Income	$0.89	$1.66	$1.79	$1.66	$1.74
Diluted Net Income	0.89	1.66	1.79	1.66	1.74
Cash Dividends Declared	.745	.710	.663	.619	.584
Book Value	16.27	17.03	17.01	16.39	14.51

Key Performance Ratios:
Return on Average Assets	0.59%	1.18%	1.29%	1.22%	1.46%
Return on Average Equity	5.06	9.68	10.48	10.56	13.31
Net Interest Margin (FTE)	4.96	5.25	5.35	5.09	4.88
Dividend Pay-Out Ratio	83.71	42.77	37.01	37.35	33.62
Equity to Assets Ratio	11.20	11.19	12.15	11.65	10.86

Asset Quality:
Allowance for Loan Losses	$37,004	$18,066	$17,217	$17,410	$16,037
Allowance for Loan Losses to Loans	1.89%	0.95%	0.86%	0.84%	0.88%
Nonperforming Assets	107,842	28,163	8,731	5,550	5,271
Nonperforming Assets to Loans + ORE	5.48	1.47	0.44	0.27	0.29
Allowance to Nonperforming Loans	37.52	71.92	214.09	331.11	345.18
Net Charge-Offs to Average Loans	0.71	0.27	0.11	0.13	0.22

Averages for the Year:
Loans, Net	$1,918,417	$1,934,850	$2,029,397	$1,968,289	$1,538,744
Earning Assets	2,240,649	2,183,528	2,258,277	2,187,672	1,789,843
Total Assets	2,567,905	2,507,217	2,581,078	2,486,733	2,006,745
Deposits	2,066,065	1,990,446	2,034,931	1,954,888	1,599,201
Subordinated Notes	62,887	62,887	62,887	50,717	5,155
Long-Term Borrowings	39,735	37,936	57,260	70,216	59,462
Shareowners' Equity	300,890	306,617	317,336	286,712	220,731

Year-End Balances:
Loans, Net	$1,957,797	$1,915,850	$1,999,721	$2,067,494	$1,828,825
Earning Assets	2,156,172	2,272,829	2,270,410	2,299,677	2,113,571
Total Assets	2,488,699	2,616,327	2,597,910	2,625,462	2,364,013
Deposits	1,992,174	2,142,344	2,081,654	2,079,346	1,894,886
Subordinated Notes	62,887	62,887	62,887	62,887	30,928
Long-Term Borrowings	51,470	26,731	43,083	69,630	68,453
Shareowners' Equity	278,830	292,675	315,770	305,776	256,800

Other Data:
Basic Average Shares Outstanding	17,141,454	17,909,396	18,584,519	18,263,855	16,805,696
Diluted Average Shares Outstanding	17,146,914	17,911,587	18,609,839	18,281,243	16,810,926
Shareowners of Record(2)	1,756	1,750	1,805	1,716	1,598
Banking Locations(2)	68	70	69	69	60
Full-Time Equivalent Associates(2)	1,042	1,097	1,056	1,013	926

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.

(2)	As of the record date. The record date is on or about March 1st of the following year.

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	For the Years Ended December 31,
	2008	2007	2006
Efficiency ratio	68.09%	70.13%	68.87%
Effect of intangible amortization and merger expenses	(3.19)%	(3.36)%	(3.45)%
Operating efficiency ratio	64.91%	66.77%	65.42%

Reconciliation of operating net noninterest expense ratio:

	For the Years Ended December 31,
	2008	2007	2006
Net noninterest expense as a percent of average assets	2.12%	2.50%	2.56%
Effect of intangible amortization and merger expenses	(0.22)%	(0.23)%	(0.24)%
Operating net noninterest expense as a percent of average assets	1.90%	2.27%	2.32%

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

BUSINESS OVERVIEW

We are a financial holding company headquartered in Tallahassee, Florida and we are the parent of our wholly-owned subsidiary, Capital City Bank (the "Bank" or "CCB").  The Bank offers a broad array of products and services through a total of 68 full-service offices located in Florida, Georgia, and Alabama.  The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management and trust fees, retail securities brokerage fees, mortgage banking revenues, bank card fees, and data processing revenues.

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

Our long-term vision is to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, and Hernando and Pasco counties in Florida and the western panhandle in Florida and Bibb and surrounding counties in central Georgia.  We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.

Recent Market Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year.  In fact, the National Bureau of Economic Research announced that the U.S. had entered into a recession in December 2007.  Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, as well as other areas of the credit market, including investment grade and non-investment grade corporate debt, convertible securities, emerging market debt and equity, and leveraged loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.  This market turmoil and tightening of credit have led to an increased level of consumer and commercial delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has, in some cases, adversely affected the financial services industry.

Over the course of the past year, the landscape of the U.S. financial services industry changed dramatically, especially during the fourth quarter of 2008.  Lehman Brothers Holdings Inc. declared bankruptcy and many major U.S. financial institutions consolidated were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, Washington Mutual, Inc., Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). In addition, the U.S. Federal Government provided a sizable loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG.

Much of our lending operations are in the State of Florida, which has been particularly hard hit in the current U.S. recession.  Evidence of the economic downturn in Florida is reflected in current unemployment statistics.  The Florida unemployment rate at the end of 2008 increased to 8.1% from 4.7% at the end of 2007, reaching the highest level since September 1992.  A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 13, 2008, we announced that we would not apply for funds available through the TARP Capital Purchase Program.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On December 12, 2008, we announced that we would participate in both guarantee programs.

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2008 versus 2007 is provided below.

2008 Financial Performance Highlights –

•
In 2008, we earned $15.2 million, or $0.89 per diluted share, compared to $29.7 million, or $1.66 per diluted share in 2007, decreases of 48.7% and 46.4%, respectively.  For the year, turbulent economic and market conditions and an associated increase in the provision for loan losses and the level of nonperforming assets significantly impacted our earnings performance.

•
Tax equivalent net interest income fell $3.3 million, or 2.9%, over 2007 due primarily to a higher level of foregone interest associated with an increased level of nonperforming assets which drove compression in our net interest margin of 29 basis points.

•
Noninterest income increased $7.7 million, or 13.0%, from 2007 due primarily to a $6.25 million gain from the sale of a portion of our merchant services portfolio ($0.22 per share) and a $2.4 million gain from the redemption of Visa shares ($0.09) related to their initial public offering.  Lower asset management revenues (trust fees and retail brokerage fees) and mortgage banking revenues, all related to weak economic conditions and turbulent market conditions during 2008 partially offset the aforementioned gains.

•
Noninterest expense declined $0.5 million, or 0.43%, reflecting the impact of the $1.9 million Visa litigation charge in the fourth quarter of 2007 and the reversal of $1.1 million in Visa litigation reserves in the first quarter of 2008.  Higher operating expenses primarily for salaries, legal fees and other real estate owned, partially offset the aforementioned favorable variance related to our Visa litigation reserve.  The higher level of legal fees and other real estate owned expense was driven by legal support needed for loan workout/resolution and holding costs related to foreclosed properties.

•
Loan loss provision increased $26.3 million ($0.95 per share) in 2008 driven primarily by a higher level of required reserves for our consumer and our residential real estate loan portfolios, generally reflective of weak economic conditions and stress in our residential real estate markets.  Net loan charge-offs for 2008 were 71 basis points of average loans compared to 27 basis points in 2007.  At year-end 2008, the allowance for loan losses was 1.89% of outstanding loans (net of overdrafts) and provided coverage of 38% of nonperforming loans.

•
Share repurchase activity continued in 2008 with 90,041 shares being purchased during the year compared to 1,404,364 shares being repurchased during 2007.  We remain well-capitalized with a risk based capital ratio of 14.69% and a tangible capital ratio of 7.76%.

RESULTS OF OPERATIONS

Net income for 2008 totaled $15.2 million ($0.89 per diluted share) compared to $29.7 million ($1.66 per diluted share) in 2007 and $33.3 million ($1.79 per diluted share) in 2006.  Earnings per share reflect the repurchase of 90,041 common shares during 2008, 1,404,364 common shares during 2007, and 164,596 common shares during 2006.

The reduction in earnings in 2008 of $14.5 million, or $0.77 per diluted share, is primarily due to lower net interest income of $3.4 million, a higher loan loss provision of $26.3 million, partially offset by a $6.25 million gain from the sale of a portion of the bank’s merchant services portfolio and a $2.4 million gain from the redemption of Visa Inc. shares related to its initial public offering.  Our 2007 earnings include a $1.9 million charge to reserve for Visa litigation and our 2008 earnings include the reversal of $1.1 million of our Visa litigation reserve.

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

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2006
Interest Income	$142,866	$165,323	$165,893
Taxable Equivalent Adjustments	2,482	2,420	1,812
Total Interest Income (FTE)	145,348	167,743	167,705
Interest Expense	34,000	53,082	46,757
Net Interest Income (FTE)	111,348	114,661	120,948
Provision for Loan Losses	32,496	6,163	1,959
Taxable Equivalent Adjustments	2,482	2,420	1,812
Net Interest Income After Provision for Loan Losses	76,370	106,078	117,177
Noninterest Income	67,040	59,300	55,577
Noninterest Expense	121,472	121,992	121,568
Income Before Income Taxes	21,938	43,386	51,186
Income Taxes	6,713	13,703	17,921
Net Income	$15,225	$29,683	$33,265

Basic Net Income Per Share	$0.89	$1.66	$1.79
Diluted Net Income Per Share	$0.89	$1.66	$1.79

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

In 2008, our taxable equivalent net interest income decreased $3.4 million, or 2.9%.  This follows a decrease of $6.3 million, or 5.2%, in 2007, and an increase of $9.7 million, or 8.8%, in 2006.  The decrease in our taxable equivalent net interest income in 2008 resulted from a higher level of foregone interest associated with the increased level of nonperforming assets and a decline in loan fees, partially offset by the lower costs of funds for deposits.

For the year 2008, taxable equivalent interest income declined $22.5 million, or 13.4% from 2007 and was constant for the periods in 2007 and 2006.  Taxable equivalent interest income was unfavorably impacted by the lower rate environment in 2008 as compared to 2007, the higher level of foregone interest on non-performing loans and a decline in loan fees, all of which resulted in lower yields on our earning assets during 2008.  These factors produced a 120 basis point decline in the yield on earning assets, which decreased from 7.68% in 2007 to 6.48% for 2008.  This compares to a 26 basis point improvement in 2007 over 2006.  Interest income is expected to decline further during 2009, reflecting the lower interest rate environment stemming from reductions in the Federal Reserve’s target rate throughout the year and the continued impact of foregone interest income associated with the current level of nonperforming assets.

Interest expense decreased $19.1 million, or 36.0%, from 2007, and $6.3 million, or 13.5%, in 2007 over 2006.  The decrease was experienced in interest on deposits and short-term borrowings, primarily as a result of lower average interest rates in 2008 and a favorable shift in the deposit mix.  Management responded aggressively to the reductions in the Federal Reserve’s target rate, which began in September 2007, and believe we have successfully neutralized the overall impact of the rate reductions by aggressively lowering our deposit rates.

The average rate paid on interest bearing liabilities in 2008 decreased 123 basis points compared to 2007, reflecting the factors mentioned above.  Interest expense is expected to trend downward in 2009 driven by the lower rate environment, offset partially by a continued shift to higher yielding deposits.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 2 basis points in 2008 compared to 2007 and decreased 13 basis points in 2007 compared to 2006.  The increase in 2008 was primarily attributable to the rapid repricing of our deposit base, which more than offset the adverse impact of lower rates and higher foregone interest.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) was 4.96% in 2008, compared to 5.25% in 2007 and 5.35% in 2006.  In 2008, the decline was a result of a 120 basis point decrease in the yield on earning assets, partially offset by a 91 basis point decrease in the cost of funds.  Year over year, the increase in foregone interest coupled with maintaining a higher level of municipal deposits, which produce relatively thin spreads, led to the compression in our net interest margin of 29 basis points.

During 2008, the Federal Reserve reduced the federal funds rate by 400 basis points.  Capital City Bank benefited from the influx of NOW deposits, primarily during the first half of 2008, attributable to transfers from the Florida State Board of Administration’s Local Government Investment Pool.  These new deposits were in the form of negotiated public deposits and resulted in a significant increase in the bank’s NOW accounts.  These public funds declined throughout the second half of 2008.  Overall, by aggressively lowering deposit interest rates, management believes we have been fairly successful in neutralizing the impact of the Federal Reserve’s interest rate reductions.  While the higher cost public funds have been priced to produce a positive interest rate spread and will add to net interest income, the margin on these accounts are thin, and therefore, due to the volume of these new deposits, we have experienced an adverse impact on our net interest margin percentage.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2008			2007			2006
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,918,417	$133,457	6.96%	$1,934,850	$155,434	8.03%	$2,029,397	$157,227	7.75%
Taxable Investment Securities	93,149	3,889	5.04	103,840	4,949	4.76	112,392	4,851	4.31
Tax-Exempt Investment Securities(2)	97,010	4,893	4.16	84,849	4,447	5.24	74,634	3,588	4.81
Funds Sold	132,073	3,109	2.32	59,989	2,913	4.79	41,854	2,039	4.81
Total Earning Assets	2,240,649	145,348	6.48%	2,183,528	167,743	7.68%	2,258,277	167,705	7.42%
Cash & Due From Banks	82,410			86,692			100,237
Allowance for Loan Losses	(23,015)			(17,535)			(17,486)
Other Assets	267,861			254,532			240,050
TOTAL ASSETS	$2,567,905			$2,507,217			$2,581,078

LIABILITIES
NOW Accounts	$743,327	$7,454	1.00%	$$557,060	$10,748	1.93%	$518,671	$7,658	1.48%
Money Market Accounts	374,278	5,242	1.40	397,193	13,667	3.44	370,257	11,687	3.16
Savings Accounts	116,413	121	0.10	119,700	279	0.23	134,033	278	0.21
Other Time Deposits	424,748	14,489	3.41	474,728	19,993	4.21	507,283	17,630	3.48
Total Interest Bearing Deposits	1,658,766	27,306	1.65%	1,548,681	44,687	2.89%	1,530,244	37,253	2.43%
Short-Term Borrowings	61,181	1,157	1.88	66,397	2,871	4.31	78,700	3,074	3.89
Subordinated Notes Payable	62,887	3,735	5.84	62,887	3,730	5.93	62,887	3,725	5.92
Other Long-Term Borrowings	39,735	1,802	4.54	37,936	1,794	4.73	57,260	2,705	4.72
Total Interest Bearing Liabilities	1,822,569	34,000	1.87%	1,715,901	53,082	3.09%	1,729,091	46,757	2.70%
Noninterest Bearing Deposits	407,299			441,765			504,687
Other Liabilities	37,147			42,934			29,964
TOTAL LIABILITIES	2,267,015			2,200,600			2,263,742

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	300,890			306,617			317,336

TOTAL LIABILITIES & EQUITY	$2,567,905			$2,507,217			$2,581,078

Interest Rate Spread			4.61%			4.59%			4.72%
Net Interest Income		$111,348			$114,661			$120,948
Net Interest Margin(3)			4.96%			5.25%			5.35%
(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $2.3 million, $3.0 million, and $3.8 million in 2008, 2007, and 2006, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS (1)

	2008 Changes From 2007				2007 Changes From 2006
		Due to Average				Due to Average
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Calendar(3)	Volume	Rate	Total	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest (2)	$(21,978)	$426	$(2,012)	$(20,392)	$(1,792)	$(7,465)	$5,673
Investment Securities:
Taxable	(1,061)	13	(400)	(674)	99	(350)	449
Tax-Exempt (2)	448	12	636	(200)	858	491	367
Funds Sold	196	8	3,393	(3,205)	873	883	(10)

Total	(22,395)	459	1,617	(24,471)	38	(6,441)	6,479

Interest Bearing Liabilities:
NOW Accounts	(3,293)	29	3,584	(6,906)	3,090	567	2,523
Money Market Accounts	(8,425)	37	(786)	(7,676)	1,979	850	1,129
Savings Accounts	(159)	1	(8)	(152)	2	(29)	31
Time Deposits	(5.505)	55	(2,099)	(3,461)	2,364	(1,131)	3,495
Short-Term Borrowings	(1,713)	8	(185)	(1,536)	(204)	(424)	220
Subordinated Notes Payable	5	10	0	(5)	5	0	5
Long-Term Borrowings	8	5	85	(82)	(911)	(913)	2

Total	19,082	145	591	(19,818)	6,325	(1,080)	7,405

Changes in Net Interest Income	$(3,313)	$314	$1,026	$(4,653)	$(6,287)	$(5,361)	$(926)

(1)
This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3)	Reflects difference in 366 days year (2008) versus 365 day year (2007).

Provision for Loan Losses

The provision for loan losses was $32.5 million in 2008, compared to $6.2 million in 2007 and $2.0 million in 2006.  The increase in the provision for 2008 generally reflects turbulent economic conditions and the associated impact on consumers, housing, and real estate markets.  Over the course of the year, a majority of the increase in our provision has been driven by higher reserves needed for our consumer loan portfolio and for loans where repayment is reliant on activity within residential real estate markets, primarily loans to builders and investors (both business and individual).  Activity within our residential real estate markets significantly slowed during 2008 and has been hampered by property de-valuation.  We continue to perform a detailed review and valuation assessment of our impaired loans on a quarterly basis and adjust specific reserves or charge off losses, as appropriate, based on collateral valuations.

The increase in the provision for loan losses in 2007 was primarily attributable to a higher level of required reserves held for our consumer loan portfolio and for loans where repayment is tied to residential real estate market activity which began to show signs of stress in late 2007.

Net charge-offs for 2008 totaled $13.6 million, or .71% of average loans for the year compared to $5.3 million, or .27% for 2007 and $2.2 million, or .11% for 2006.  A majority (58%) of our loan charge-offs realized during 2008 were for consumer loans and loans secured by residential real estate property.  See Table 7 on page 40 for a detailed analysis of loan charge-offs and recoveries over the past five years.

Noninterest Income

Noninterest income increased $7.7 million, or 13.0% and $3.7 million or 6.7%, in 2008 and 2007, respectively, compared to the immediately preceding year.  The increase in 2008 was primarily due to a $6.25 million gain from the sale of a portion of the bank’s merchant services portfolio, a $2.4 million gain from the redemption of Visa Inc. shares related to their initial public offering, and a strong improvement in deposit fees ($1.6 million).  We retained and continue to service approximately 40% of the merchant services portfolio.  The aforementioned gains were partially offset by a reduction in merchant services fees ($1.7 million) attributable to the portion of the merchant services portfolio sold in July 2008 and lower mortgage banking revenues ($1.0 million).

In 2007, there were appreciable increases in all categories of noninterest income with the exception of mortgage banking, which was adversely impacted by the slowdown in residential housing market.

Noninterest income as a percent of average assets was 2.61% in 2008, compared to 2.37% in 2007, and 2.15% in 2006.  Gains from the sale of the bank’s merchant services portfolio and the redemption of Visa Inc. shares and higher deposit fees were the primary reasons for the improvement in 2008, while higher deposit fees and card fees drove the improvement in 2007.  Noninterest income as a percent of taxable equivalent operating revenues was 37.6% in 2008, up from 34.1% in 2007 with the improvement being primarily attributable to the two aforementioned gains totaling $8.65 million.

The table below reflects the major components of noninterest income.

	For the Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Noninterest Income:
Service Charges on Deposit Accounts	$27,742	$26,130	$24,620
Data Processing	3,435	3,133	2,723
Asset Management Fees	4,235	4,700	4,600
Retail Brokerage Fees	2,399	2,510	2,091
Gain/(Loss) on Sale/Call of Investment Securities	125	14	(4)
Mortgage Banking Revenues	1,623	2,596	3,235
Merchant Fees(1)	5,548	7,257	6,978
Interchange Fees(1)	4,165	3,757	3,105
Gain on Sale of Portion of Merchant Services Portfolio	6,250	-	-
ATM/Debit Card Fees(1)	2,988	2,692	2,519
Other	8,530	6,511	5,710
Total Noninterest Income	$67,040	$59,300	$55,577

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $1.6 million, or 6.2%, in 2008, compared to an increase of $1.5 million, or 6.1%, in 2007.  Deposit service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges, and the collection rate.  The increase in deposit fees in both years was due to higher overdraft and nonsufficient funds ("NSF") fees reflecting higher activity levels and improved fee collection experience.

Asset Management Fees.  In 2008, asset management fees declined $465,000, or 9.9%, versus an increase of $100,000, or 2.2%, in 2007.  At year-end 2008, assets under management totaled $664.7 million, reflecting a net decline of $116.6 million, or 14.9% from 2007.  At year-end 2007, assets under management totaled $781.3 million, reflecting net growth of $27.8 million, or 3.7% over 2006.  The decline for 2008 is primarily due to a reduction in assets under management because of a decline in market values for discretionary managed accounts.  Account attrition related to the resolution of trust and estate accounts also contributed to the decline in fees.  The improvement in 2007 primarily reflects growth in new business.

Mortgage Banking Revenues.  In 2008, mortgage banking revenues declined $973,000, or 37.5%, compared to a $639,000, or 19.8% decrease in 2007, with the decline in both years due to lower production reflective of weak economic conditions and a significant slowdown in our housing markets.  We generally sell all fixed rate residential loan production into the secondary market.  Market conditions, housing activity, the level of interest rates, and the percent of our fixed rate production have significant impacts on our mortgage banking revenues.

Gain on the Sale of Merchant Services Portfolio.  On July 31, 2008, we sold a portion of the Bank’s merchant services portfolio resulting in a pre-tax gain of $6.25 million, but retained approximately 40% of the portfolio which will continue to be serviced by the Bank.

Bank Card Fees.  Card fees (including merchant service fees, interchange fees, and ATM/debit card fees) decreased $1.0 million, or 7.3%, in 2008.  Interchange fees and ATM/debit card fees increased 10.9% and 11.0%, respectively, for the year due to higher transaction volumes, however, merchant service fees were significantly reduced due to the aforementioned sale of a portion of the bank’s merchant services portfolio.  In 2007, card fees increased $1.1 million, or 8.7% due to increases in merchant services fees, interchange fees, and ATM/debit card fees of 4.0%, 21.0%, and 6.8%, respectively.  The higher interchange and ATM/debit card fees in 2008 and 2007 reflect an increase in our card base primarily associated with growth in transaction deposit accounts.

Other.  Other income increased $2.0 million, or 31.0%, from 2007 due to a $2.4 million gain from the redemption of Visa, Inc. shares related to its initial public offering.  Higher fees received for accounts receivable financing and gains from the sale of other real estate also contributed to the increase.  A lower level of gains from the sale of banking premises and a decline in miscellaneous loan related fees, and lower income from one equity investment partially offset the aforementioned favorable variances.

Noninterest Expense

For the full year 2008, noninterest expense decreased $520,000, or 0.43%, reflecting the impact of a $1.9 million Visa litigation charge in the fourth quarter of 2007 and the reversal of $1.1 million in Visa litigation reserves during the first quarter of 2008.  Lower interchange expense ($1.5 million) reflecting the sale of a portion of the bank’s merchant services portfolio also contributed to the favorable variance for the year.  Partially offsetting the aforementioned favorable variances was higher salary expense ($1.1 million), legal fees ($501,000), FDIC insurance premiums ($555,000), and other real estate owned expenses ($1.0 million).  Management continues to work on expense reduction opportunities, improvement in cost controls, and enhancement of operating efficiencies as core strategic objectives.

Noninterest expense grew by $424,000, or 0.35%, in 2007, which included the aforementioned $1.9 million pre-tax charge recorded in the fourth quarter of 2007 to establish a litigation reserve related to Visa U.S.A.’s “covered” litigation.  This litigation reserve is discussed in more detail below.  Compensation expense for 2007 reflects reduced expense levels for performance based incentive plans and lower pension expense.  Lower expense for courier reflecting our transition to remote office capture also contributed positively to the favorable variance for the year.

The table below reflects the major components of noninterest expense.

	For the Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Noninterest Expense:
Salaries	$50,581	$49,206	$46,604
Associate Benefits	11,250	11,073	14,251
Total Compensation	61,831	60,279	60,855

Premises	9,729	9,347	9,395
Equipment	9,902	9,890	9,911
Total Occupancy	19,631	19,237	19,306

Legal Fees	2,240	1,739	1,734
Professional Fees	4,083	3,855	3,402
Processing Services	1,758	1,994	1,863
Advertising	3,609	3,742	4,285
Travel and Entertainment	1,390	1,470	1,664
Printing and Supplies	1,977	2,124	2,472
Telephone	2,522	2,373	2,323
Postage	1,743	1,565	1,145
Intangible Amortization	5,685	5,834	6,085
Interchange Fees	4,577	6,118	6,010
Commission Fees	2,163	1,284	836
Courier Service	465	641	1,307
Miscellaneous	7,798	9,737	8,281
Total Other	40,010	42,476	41,407

Total Noninterest Expense	$121,472	$121,992	$121,568

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Total compensation expense increased $1.6 million, or 2.6% in 2008 due primarily to higher associate salaries of $2.1 million, or 5.1%, which generally reflects routine merit adjustments during the course of the year, and an increase in associate benefit expense of $177,000, or 1.6%.  Partially offsetting these unfavorable variances was lower cash based incentive compensation which experienced a favorable variance of approximately $1.1 million, or 19.2% for the year generally reflective of lower earnings performance.  In 2009, we expect our retirement plan expense will increase approximately $4.0 million driven by a lower discount rate assumption, but more significantly due to a loss in market value on our pension plan assets during 2008.

In 2007, salaries and associate benefits expense decreased $577,000, or 0.95% from 2006 primarily attributable to lower expense for pension ($1.4 million) and stock based compensation ($2.0 million).  A $2.6 million, or 6.0% increase in associate salaries partially offset these declines.  Pension expense declined as a result of large contributions and strong investment returns on pension plan assets, and an increase in the weighted-average discount rate from 2006 to 2007.  The lower expense for stock based compensation is reflective of performance goals not being met during 2007.

Occupancy.  Occupancy expense (including furniture, fixtures and equipment) increased by $394,000, or 2.0% in 2008 primarily due to an increase in depreciation expense for both buildings and furniture, fixtures, and equipment (FF&E).  The increase primarily reflects the addition of one new banking office in late 2007, major remodeling of two banking offices in mid-2007, and the opening of two new banking offices during 2008.

For 2007, occupancy expense decreased by $69,000, or 0.36% in 2007 due to a decrease in depreciation (furniture, fixtures, and equipment) expense of $472,000 and maintenance and repairs (buildings) expense of $254,000.  Partially offsetting these declines were increases in maintenance and repairs (furniture, fixtures, and equipment) expense of $273,000 and software license expense of $230,000.  The reduction in depreciation (furniture, fixtures, and equipment) was due to several large capital assets that became fully depreciated during 2007.  The lower expense for maintenance and repairs (buildings) reflects management’s efforts to better manage this expense.  The increase in expense for maintenance and repairs (furniture, fixtures, and equipment) primarily reflects the cost of new/replacement telecommunications and network cabling associated with the implementation of voice over IP and remote office capture technology during 2007.  The increase in software license expense primarily reflects the purchase of certain technology aimed at improving our sales monitoring, operational procedures, and budgeting/planning efforts.

Other.  In 2008, we realized a favorable variance of $2.3 million, or 6.3%, in other noninterest expense due to the impact of a $1.9 million Visa litigation charge in the fourth quarter of 2007 and the reversal of $1.1 million in Visa reserves during the first quarter of 2008.  At year-end 2008, we still maintained Visa litigation reserves of approximately $800,000.  Lower interchange expense ($1.5 million) reflecting the sale of a portion of the bank’s merchant services portfolio also contributed to the favorable variance for the year.  Partially offsetting the aforementioned favorable variances were higher legal fees ($501,000), FDIC insurance premiums ($555,000), and other real estate owned expenses ($1.0 million).  Legal expense increased due to a higher level of legal support needed for problem loan collection/workout efforts.  Our FDIC insurance premium increased during the second half of the year primarily reflecting the full use of our premium credits.  We expect our premium to increase in 2009 by approximately $1.9 million based on the FDIC’s increase to rates.  In addition, if the FDIC’s one-time emergency special assessment is levied at the 20 basis point level, we expect it to further increase our FDIC insurance expense by approximately $3.9 million in 2009.  Expense related to our other real estate owned properties was higher due to an increase in general holding costs driven by a higher level of properties, but more significantly, the unfavorable variance was driven by subsequent valuation adjustments (write-downs) on properties.

For 2007, other noninterest expense increased $1.3 million, or 3.7%, primarily attributable to a pre-tax charge of $1.9 million, which was recorded in the fourth quarter of 2007 to establish a litigation reserve.  The Bank is a member of Visa U.S.A. and this reserve was established in connection with lawsuits filed against Visa U.S.A., which is generally referred to as the “Covered” litigation.  The nature and circumstances regarding this charge is more fully explained in Form 8-Ks filed with the SEC on January 10, 2008 and January 22, 2008.

The operating net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and merger expenses, as a percent of average assets) was 1.90% in 2008 compared to 2.27% in 2007, and 2.32% in 2006.  Our operating efficiency ratio (expressed as noninterest expense, net of intangible amortization and merger expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 64.91%, 66.87%, and 65.42% in 2008, 2007 and 2006, respectively.

The above mentioned ratios for 2008 reflect the impact of the $6.25 million gain from the sale of the bank’s merchant services portfolio, the $2.4 million gain from the redemption of Visa Inc. shares, and the $1.1 million reversal of Visa Inc. litigation reserve, all occurring during 2008.  These transactions were the primary factors driving the change in these ratios.

During 2007, we took steps to strengthen our expense control procedures, including enhancement of current expense policies, creation of an expense control committee to focus on identifying cost savings strategies, and improve accountability for expense management across our various divisions – these efforts continue to be part of our strategic planning process.  The increase in the operating efficiency ratio during 2007 is primarily attributable to a lower level of operating revenues (tax equivalent net interest income plus noninterest income).

Income Taxes

The consolidated provision for federal and state income taxes was $6.7 million in 2008, compared to $13.7 million in 2007, and $17.9 million in 2006.  Lower taxable income primarily drove the decline in the tax provision for both 2007 and 2008.

The effective tax rate was 30.6% in 2008, 31.6% in 2007, and 35.0% in 2006.  These rates differ from the combined federal and state statutory tax rates due primarily to tax-exempt income on loans and securities.  The variance in our effective tax rate for 2008 and 2007 was driven by a lower level of taxable income, primarily reflective of our higher loan loss provisions, in relation to the size of our permanent book/tax differences.  The 2007 effective tax rate was also impacted by a true-up of our deferred tax liabilities which resulted in a net reduction in our income tax provision of $937,000.

FINANCIAL CONDITION

Average assets totaled approximately $2.6 billion, an increase of $60.7 million, or 2.4%, in 2008 versus the comparable period in 2007.  Average earning assets for 2008 were approximately $2.2 billion, representing an increase of $57.1 million, or 2.6%, over 2007.  An increase in average short term investments of $72.1 million partially offset by a decline in average loans of $16.4 million drove the increase in earning assets.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

Average loans decreased $16.4 million, or 0.85%, from the comparable period in 2007.  Loans as a percent of average earning assets declined to 85.6% in 2008, down from the 2007 level of 88.6%.  Our loan portfolio remained relatively flat for the first half of 2008 as new loan production was offset by loan principal pay-downs and pay-offs.  For the second half of the year, we realized net loan growth driven by both a pick-up in new loan production for commercial real estate, home equity, and indirect auto loans, and the impact of a slowdown in loan principal pay-downs and pay-offs.

We are encouraged by the growth in our loan balances during the second half of 2008, which reflects continued focus on the sales and service efforts of our bankers.  This trend also reflects the diversity of our loan products and the variety of quality lending opportunities that we believe our banking relationships and markets continue to offer.  While we strive to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner.  Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate have adjusted our standards to reflect risks inherent in the current economic environment.

Table 4
SOURCES OF EARNING ASSET GROWTH

	2007 to	Percentage	Components of
	2008	Of Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2008	2007	2006

Loans:
Commercial, Financial, and Agricultural	(10,473)	18.0%	8.8%	9.5%	9.7%
Real Estate – Construction	(11,616)	20.0%	6.6%	7.3%	7.8%
Real Estate – Commercial	(8,228)	14.0%	28.0%	29.2%	29.5%
Real Estate – Residential	8,445	(15.0)%	31.1%	31.5%	32.2%
Consumer	5,439	(10.0)%	11.1%	11.2%	10.7%
Total Loans	(16,433)	29.0%	85.6%	88.7%	89.9%

Investment Securities:
Taxable	(10,691)	19.0%	4.2%	4.8%	5.0%
Tax-Exempt	12,161	(21.0)%	4.3%	3.8%	3.2%
Total Securities	1,470	(3.0)%	8.5%	8.6%	8.2%

Funds Sold	72,084	(126.0)%	5.9%	2.7%	1.9%

Total Earning Assets	$57,121	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 92.9% in 2008 from 97.2% in 2007.  The lower loan-to-deposit ratio reflects both declining average loan balances, which until the fourth quarter of 2007 declined for seven straight quarters, and a higher level of average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio as of December 31, 2008, based upon maturities.  As a percent of the total portfolio, loans with fixed interest rates represent 33.2% as of December 31, 2008, versus 36.4% at December 31, 2007.

Table 5
LOANS BY CATEGORY

	As of December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004
Commercial, Financial and Agricultural	$206,230	$208,864	$229,327	$218,434	$206,474
Real Estate - Construction	141,973	142,248	179,072	160,914	140,190
Real Estate - Commercial	656,959	634,920	643,885	718,741	655,426
Real Estate - Residential	484,238	488,372	536,138	558,000	450,314
Real Estate – Home Equity	218,500	192,428	173,597	165,336	150,061
Consumer	249,897	249,018	237,702	246,069	226,360
Total Loans, Net of Unearned Interest	$1,957,797	$1,915,850	$1,999,721	$2,067,494	$1,828,825

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$91,184	$78,937	$36,107	$206,228
Real Estate - Construction	132,677	8,041	1,256	141,974
Real Estate – Commercial Mortgage	153,683	102,180	401,096	656,959
Real Estate - Residential	105,062	65,179	313,997	484,238
Real Estate – Home Equity	819	6,737	210,945	218,501
Consumer(1)	26,507	159,536	63,854	249,897
Total	$509,932	$420,610	$1,027,255	$1,957,797

Loans with Fixed Rates	$347,099	$268,030	$35,218	$650,347
Loans with Floating or Adjustable Rates	162,833	152,580	992,037	1,307,450
Total	$509,932	$420,610	$1,027,255	$1,957,797

(1)	Demand loans and overdrafts are reported in the category of one year or less.

Allowance for Loan Losses

Management believes it maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date.  Credit losses arise from the borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk, and economic risk.  As such, all related risks of lending are considered when assessing the adequacy of the allowance.  The allowance for loan losses is established through a provision charged to expense.  Loan losses are charged against the allowance when management believes collection of the principal is unlikely.  The allowance for loan losses is based on management's judgment of overall credit quality. This is a significant estimate based on a detailed analysis of the loan portfolio.  The balance can and will change based on changes in the assessment of the loan portfolio's overall credit quality and other risk factors both internal and external to us.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis.  Loans that have been identified as impaired are reviewed for adequacy of collateral, with a specific reserve assigned to those loans when necessary.  A loan is deemed impaired when, based on current information and events, it is probable that the company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement.  All classified loan relationships that exceed $100,000 are reviewed for impairment.  The evaluation is based on the repayment capacity of the borrower or current payment status of the loan.

The method used to assign a specific reserve depends on whether repayment of the loan is dependent on liquidation of collateral. If repayment is dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the fair value of the collateral after estimated sales expenses.  If repayment is not dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the estimated cash flows discounted using the loan’s effective interest rate. The discounted value of the cash flows is based on the anticipated timing of the receipt of cash payments from the borrower.  The reserve allocations for impaired loans are sensitive to the extent market conditions or the actual timing of cash receipts change.

Once specific reserves have been assigned to impaired loans, general reserves are assigned to the remaining portfolio.  General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction, residential 1-4 family, home equity, and consumer.  General reserves are assigned based on historical loan loss ratios (by loan pool and internal risk rating) and are adjusted for various internal and external environmental factors unique to each loan pool.

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

The allowance for loan losses was $37.0 million at December 31, 2008 and $18.1 million at December 31, 2007.  The allowance for loan losses was 1.89% of outstanding loans (net of overdrafts) and provided coverage of 38% of nonperforming loans at year-end 2008 compared to 0.95% and 72% in 2007.  The increase in the allowance for loan losses was driven primarily by a higher level of required reserves for our residential real estate, construction, and consumer loan portfolios as current economic conditions and stress within our real estate markets has had an adverse impact on our consumer borrowers and borrowers who derive their revenue or personal incomes from the real estate industry.  The reduction in the nonperforming loan coverage ratio reflects a higher level of nonperforming loans, including $37.7 million in impaired loans for which there is no specific reserve required because, notwithstanding de-valuation in our real estate markets, the collateral values exceeded the loan balance based on loan specific collateral analyses.  Impaired loans are discussed in further detail below under the section “Risk Element Assets”.  It is management’s opinion that the allowance at December 31, 2008 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(Dollars in Thousands)	2008		2007		2006		2005		2004

Balance at Beginning of Year	$18,066		$17,217		$17,410		$16,037		$12,429
Acquired Reserves	-		-		-		1,385		5,713
Reserve Reversal(1)	-		-		-		-		(800)

Charge-Offs:

Commercial, Financial and Agricultural	1,649		1,462		841		1,287		873
Real Estate - Construction	2,581		166		-		-		-
Real Estate - Commercial	1,499		709		346		255		48
Real Estate - Residential	3,787		407		260		311		154
Real Estate – Home Equity	267		1,022		20		10		37
Consumer	6,192		3,451		2,516		2,380		3,946
Total Charge-Offs	15,975		7,217		3,983		4,243		5,058

Recoveries:

Commercial, Financial and Agricultural	331		174		246		180		81
Real Estate - Construction	4		-		-		-		-
Real Estate - Commercial	15		14		17		3		14
Real Estate - Residential	161		34		11		37		188
Real Estate – Home Equity	1		2		-		-		-
Consumer	1,905		1,679		1,557		1,504		1,329
Total Recoveries	2,417		1,903		1,831		1,724		1,612

Net Charge-Offs	13,558		5,314		2,152		2,519		3,446

Provision for Loan Losses	32,496		6,163		1,959		2,507		2,141

Balance at End of Year	$37,004		$18,066		$17,217		$17,410		$16,037

Ratio of Net Charge-Offs to Average Loans Outstanding	.71%		.27%		.11%		.13%		.22%

Allowance for Loan Losses as a Percent of Loans at End of Year	1.89%		.94%		.86%		.84%		.88%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	2.73	x	3.40	x	8.00	x	6.91	x	4.65	x

(1)	Reflects recapture of reserves allocated to the credit card portfolio sold in August 2004.

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2008		2007		2006		2005		2004
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans

Commercial, Financial and Agricultural	$2,401	10.5%	$3,106	10.9%	$3,900	11.5%	$3,663	10.6%	$4,341	11.3%
Real Estate:
Construction	8,973	7.3	3,117	7.4	745	9.0	762	7.8	578	7.7
Commercial	6,022	33.6	4,372	33.1	5,996	32.2	6,352	34.7	6,296	35.8
Residential	12,489	24.7	3,733	35.6	1,050	35.5	1,019	35.0	705	32.8
Home Equity	1,091	11.2	-	-	-	-	-	-	-	-
Consumer	5,055	12.8	2,790	13.0	3,081	11.8	3,105	11.9	2,966	12.4
Not Allocated	973	-	948	-	2,445	-	2,509	-	1,151	-

Total	$37,004	100.0%	$18,066	100.0%	$17,217	100.0%	$17,410	100.0%	$16,037	100.0%

Risk Element Assets

Risk element assets consist of nonaccrual loans, restructured loans, loans past due 90 days or more, other real estate owned, potential problem loans and loan concentrations.  Table 9 depicts certain categories of our risk element assets as of December 31st for each of the last five years.  We also discuss potential problem loans and loan concentrations within the narrative portion of this section.

Nonperforming Assets.  Nonperforming assets increased $79.7 million, or 283% from year-end 2007 reflective of a $71.8 million increase in nonaccrual loans, a $1.7 million increase in restructured loans, and a $6.2 million increase in other real estate owned.  The increase in nonaccrual loans is primarily due to the addition of loans to builders, investors, and other borrowers whom operate within our residential real estate markets, which are experiencing continued stress due to general economic conditions, significant slow-down in purchase activity, and property de-valuation.  Vacant residential land loans represented 49% of our nonaccrual balance at year-end.  In aggregate, a reserve equal to approximately 31% has been allocated to these loans.  Nonperforming assets represented 5.48% of loans and other real estate at year-end 2008 compared to 1.47% at year-end 2007.

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  If interest on our loans classified as nonaccrual at December 31, 2008 had been recognized on a fully accruing basis, we would have recorded an additional $6.4 million of interest income for the year ended December 31, 2008.

Restructured loans are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.  Restructured loans totaled $1.7 million at December 31, 2008 and primarily reflect vacant residential land loans.  There were no restructured loans at December 31, 2007.

Other real estate owned totaled $9.2 million at December 31, 2008, versus $3.0 million at December 31, 2007.  This category includes property owned by the Bank that was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure.  During 2008, we added properties totaling $10.9 million, and partially or completely liquidated properties totaling $4.7 million, resulting in a net increase in other real estate of approximately $6.2 million.

Foreclosed assets represent property acquired as the result of borrower defaults on loans.  Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure.  Write-downs occurring at foreclosure are charged against the allowance for possible loan losses.  On an ongoing basis, properties are appraised as required by market indications and applicable regulations.  Write-downs are provided for subsequent declines in value and are included in other noninterest expense along with other expenses related to maintaining the properties.

Table 9
RISK ELEMENT ASSETS

	As of December 31,
(Dollars in Thousands)	2008	2007	2006	2005	2004

Nonaccruing Loans	$96,876	$25,119	$8,042	$5,258	$4,646
Restructured Loans	1,744	-	-	-	-
Total Nonperforming Loans	98,620	25,119	8,042	5,258	4,646
Other Real Estate Owned	9,222	3,043	689	292	625
Total Nonperforming Assets	$107,842	$28,162	$8,731	$5,550	$5,271

Past Due 90 Days or More (still accruing interest)	$88	$416	$135	$309	$605

Nonperforming Loans/Loans	5.04%	1.31%	.40%	.25%	.25%
Nonperforming Assets/Loans Plus Other Real Estate	5.48%	1.47%	.44%	.27%	.29%
Nonperforming Assets/Capital(1)	34.15%	9.06%	2.62%	1.72%	1.93%
Allowance/Nonperforming Loans	37.52%	71.92%	214.09%	331.11%	345.18%

(1)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

Potential Problem Loans.  Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  At December 31, 2008, we had $30.0 million in loans of this type which are not included in either of the nonaccrual or 90 day past due loan categories compared to $10.2 million at year-end 2007.  Approximately $19.0 million of the potential problem loans at December 31, 2008 were secured by vacant residential land.  Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans.  Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.

While we have a majority of our loans (75.9%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2008, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 33.6% and 35.9%, respectively, of the loan portfolio.  Furthermore, approximately 13.1% of our loan portfolio is secured by vacant residential land loans.  These loans include both improved and unimproved land and are comprised of loans to individuals as well as developers.

Investment Securities

In 2008, our average investment portfolio increased $1.5 million, or 0.8%, from 2007 and increased $1.7 million, or 0.9%, from 2006 to 2007.  As a percentage of average earning assets, the investment portfolio represented 8.5% in 2008, compared to 8.6% in 2007.  In both 2008 and 2007, the increase in the average balance of the investment portfolio was primarily due to the reinvestment of a portion of the interest earned on these investments.  In 2009, we will closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments.

In 2008, average taxable investments decreased $10.7 million, or 10.3%, while tax-exempt investments increased $12.2 million, or 14.3%.  The mix changed as tax-exempt securities offered a more attractive spread compared to taxable securities during the year. Management will continue to purchase municipal issues when it considers the yield to be attractive and we can do so without adversely impacting our tax position.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of December 31, 2008, all securities are classified as available-for-sale which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.  At December 31, 2008, the investment portfolio maintained a net pre-tax unrealized gain of $2.3 million compared to a net pre-tax unrealized gain of $0.4 million at December 31, 2007.  $16.8 million of our investment securities have an unrealized loss totaling $0.1 million and have been in a loss position for less than 12 months.  These securities are primarily mortgage-backed securities that are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2008.  We believe that these securities are only temporarily impaired and that the full principal will be collected as anticipated therefore we do not consider these securities to be other-than-temporarily impaired at December 31, 2008.

The average maturity of the total portfolio at December 31, 2008 and 2007 was 2.00 and 1.63 years, respectively.  See Table 10 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2008 was 4.26%, versus 5.08% in 2007. This lower yield was a result of matured bonds being invested at lower market rates during 2008, as the Federal Reserve cut rates 400 basis points throughout the year.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2008.  New investments are being made selectively into high quality bonds.  Due diligence is continually performed on the investment portfolio, namely the municipal bonds.

Table 10 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	As of December 31,
	2008			2007			2006
(Dollars in Thousands)	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield

U.S. GOVERNMENTS
Due in 1 year or less	$18,695	$19,033	3.54%	$36,441	$36,570	4.62%	$17,329	$17,150	3.45%
Due over 1 year through 5 years	17,490	17,909	1.98	25,264	25,493	4.46	56,388	55,978	4.64
Due over 5 years through 10 years	-	-	-	-	-	-	-	-	-
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	36,185	36,942	2.79	61,705	62,063	4.56%	73,717	73,128	4.36

STATES & POLITICAL SUBDIVISIONS
Due in 1 year or less	39,277	39,581	5.02	25,675	25,697	5.19	31,438	31,300	4.21
Due over 1 year through 5 years	61,093	61,981	4.55	64,339	64,304	5.38	52,183	51,922	5.25
Due over 5 years through 10 years	-	-	-	-	-	-	-	-	-
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	100,370	101,562	4.74	90,014	90,001	5.32%	83,621	83,222	4.86

MORTGAGE-BACKED SECURITIES(2)
Due in 1 year or less	1,258	1,267	3.84	4,125	4,117	4.23	3,568	3,571	5.37
Due over 1 year through 5 years	30,803	30,907	4.44	15,043	15,070	4.89	14,942	14,732	4.58
Due over 5 years through 10 years	1,420	1,426	5.29	7,166	7,100	5.21	4,734	4,593	5.02
Due over 10 years	6,379	6,476	5.38	-	-	-	-	-	-
TOTAL	39,860	40,076	3.74	26,334	26,287	4.87%	23,244	22,896	4.79

OTHER SECURITIES
Due in 1 year or less	-	-	-	-	-	-	-	-	-
Due over 1 year through 5 years	-	-	-	-	-	-	-	-	-
Due over 5 years through 10 years	1,000	1,107	5.00	1,000	1,061	5.00	-	-	-
Due over 10 years(3)	11,882	11,882	5.94	11,307	11,307	5.90	12,648	12,648	5.78
TOTAL	12,882	12,989	5.87	12,307	12,368	5.90	12,648	12,648	5.78

TOTAL INVESTMENT SECURITIES	$189,297	$191,569	4.26%	$190,360	$190,719	5.08%	$193,230	$191,894	4.72%
(1)
Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2)	Based on weighted average life.
(3)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY

	As of December 31,
(In Years)	2008	2007	2006
U.S. Governments	1.15	1.09	1.76
States and Political Subdivisions	1.56	1.48	1.39
Mortgage-Backed Securities	4.98	3.47	3.05
Other Securities	-	-	-
TOTAL	2.24	1.63	1.75

Deposits and Funds Purchased

In 2008, average total deposits of $2.1 billion increased $75.6 million, or 3.8%, over 2007 due to an increase in NOW account balances reflecting growth in our negotiated rate deposit products.  Partially offsetting the NOW increase were declines in all other deposit categories.  Our noninterest bearing deposits, money markets accounts and certificates of deposit declined $34.5 million, $22.9 million and $50.0 million, respectively, while savings balances also declined by $3.3 million from the prior year.  Average noninterest bearing deposits as a percent of average total deposits declined from 22.2% in 2008 to 19.7% in 2007.   The decrease in the money market and demand accounts are due to lower account balances for both businesses and individuals, which we believe is attributable to lower rates and distressed economic conditions.  The decline in the certificate of deposit category reflects a combination of proceeds migrating to other deposit categories, as well as transferring to higher rate paying competitors.  Despite the disruption in the market, we continue to pursue prudent pricing discipline and have chosen not to compete with higher rate paying competitors for these deposits.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in our deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances (maturing in less than one year), and other borrowings, decreased $5.2 million, or 7.9% in 2008.  The decrease is attributable to a $6.2 million decrease in repurchase agreements and a $3.0 million decrease in other borrowings primarily attributable to maturities of FHLB advances, partially offset by a $4.0 million increase in funds purchased.  See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Table 11
SOURCES OF DEPOSIT GROWTH

	2007 to	Percentage		Components of
	2008	of Total		Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change		2008	2007	2006
Noninterest Bearing Deposits	$(34,466)	(45.6	) %	19.7%	22.2%	24.8%
NOW Accounts	186,267	246.3		36.0	28.0	25.5
Money Market Accounts	(22,915)	(30.3)		18.1	20.0	18.2
Savings	(3,287)	(4.3)		5.6	6.0	6.6
Time Deposits	(49,980)	(66.1)		20.6	23.9	24.9
Total Deposits	$75,619	100.0%		100.0%	100.0%	100.0%

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	December 31, 2008
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$37,420	39.33%
Over three through six months	21,300	22.38
Over six through twelve months	30,993	32.57
Over twelve months	5,440	5.72
Total	$95,153	100.00%

Market Risk and Interest Rate Sensitivity

Overview.  Market risk management arises from changes in interest rates, exchange rates, commodity prices, and equity prices.  We have risk management policies to monitor and limit exposure to market risk and do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices.  In asset and liability management activities, policies are in place that are designed to minimize structural interest rate risk.

Interest Rate Risk Management.  Our net income is largely dependent on net interest income.  Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets.  When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.  Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareowners’ equity.

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (ALCO).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan, and deposit products.

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by plus or minus 100, 200, and 300 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

We augment our quarterly interest rate shock analysis with alternative external interest rate scenarios on a monthly basis.  These alternative interest rate scenarios may include non-parallel rate ramps.

Analysis.  Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-10.0%	-7.5%	-5.0%	-5.0%
December 31, 2008	1.4%	1.6%	1.2%	-1.4%
December 31, 2007	1.4%	4.1%	3.5%	-4.1%

The Net Interest Income at Risk position declined for the month of December 2008, when compared to the same period in 2007, for both the “down rate” and “up rate” scenarios with the exception of the +300 bp and -100 bp scenarios.  Our largest exposure is at the -100 bp level, with a measure of -1.4%, which is still within our policy limit of -5.0%.  The year-over-year variance is attributable to the current low interest rate environment which limits the magnitude by which rates on interest bearing liabilities may be further reduced in a declining rate scenario.  All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	-12.5%	-10.0%	-7.5%	-7.5%
December 31, 2008	0.8%	2.3%	1.9%	-4.1%
December 31, 2007	1.8%	3.4%	2.7%	-3.5%

Our risk profile, as measured by EVE, declined for the month of December 2008, when compared to the same period in 2007, for both the “down rate” and “up rate” scenarios, but remains well within our prescribed policy limits.  The unfavorable variance between periods is attributable to the current low interest rate environment, which limits the magnitude by which rates on interest bearing liabilities may be further reduced in a declining rate scenario.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies, which are formulated and monitored by our Asset Liability Committee (ALCO) and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2008 and 2007, our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital needs and debt.

Overall, we have the ability to generate $690 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  The Bank has the ability to declare and pay up to $60 million in dividends to us in 2009, more than meeting our ongoing financial obligations.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is two years and as of year-end had a net unrealized pre-tax gain of $2.3 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) for the fourth quarter of 2008 reflects a net funds purchased position of $26.8 million compared to a net funds sold position of $96.7 million in the fourth quarter of 2007.  The variance in the liquidity position primarily reflects a decline in deposits.  Despite the disruption in the market, we continue to pursue prudent pricing discipline and have chosen not to compete with higher rate paying competitors for these deposits.

Capital expenditures are expected to approximate $24.5 million over the next twelve months, which consist primarily of new banking office construction, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At December 31, 2008, we had $51.3 million in borrowings outstanding to the FHLB consisting of 42 notes.  One note totaling $134,000 is classified as short-term borrowings with the remaining notes classified as long-term borrowings with maturities ranging from 2010 to 2025.  The interest rates are fixed and the weighted average rate at December 31, 2008 was 4.39%.  Required cash payments (including principal reductions and maturities) for the FHLB advances are detailed in Table 13.  Approximately $41.3 million of the aforementioned FHLB debt is related to match-term funding for loans originated by the Bank.  During 2008, we obtained 15 advances from the FHLB for $19.3 million with a fixed rate of 4.14%, maturing between 2013 and 2025 for the purpose of match-term funding.  The FHLB notes are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings.

Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2008.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	1 – 3 Yrs	3 – 5 Yrs	> 5 Years	Total
Federal Home Loan Bank Advances	$2,969	$16,628	$12,957	$18,768	$51,322
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	1,429	1,744	994	5,095	9,262
Time Deposit Maturities	330,407	41,649	1,539	-	373,595
Liability for Unrecognized Tax Benefits	-	645	2,015	2,090	4,750
Total Contractual Cash Obligations	$334,805	$60,666	$17,505	$88,840	$501,816

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings.  The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a fixed rate of 5.71% for five years, then adjustable annually to LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The proceeds of this borrowing were used to partially fund the Farmers and Merchants Bank of Dublin acquisition in 2004.  The interest payments for the CCBG Capital Trust II borrowing are due quarterly at a fixed rate of 6.07% for five years, then adjustable quarterly to LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of this borrowing were used to partially fund the First National Bank of Alachua acquisition in 2005.

Capital

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at year-end was 11.20%, 11.19%, and 12.15%, in 2008, 2007, and 2006, respectively.  Management believes its strong capital base not only offers protection against adverse developments that may arise during the course of an economic downturn, but it also places the company in a position to take advantage of opportunities that arise, including investments, acquisitions, and/or stock purchases.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments.  Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital.  As of December 31, 2008, we exceeded these capital guidelines with a total risk-based capital ratio of 14.69% and a Tier 1 ratio of 13.34%, compared to 14.05% and 13.05%, respectively, in 2007.  As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings.  See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A tangible leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets.  The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs.  An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans.  On December 31, 2008, we had a leverage ratio of 11.51% compared to 10.41% in 2007.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2008	2007	2006
Common Stock	171	172	185
Additional Paid-in Capital	36,783	38,243	80,654
Retained Earnings	262,890	260,325	243,242
Subtotal	299,844	298,740	324,081
Accumulated Other Comprehensive (Loss), Net of Tax	(21,014)	(6,065)	(8,311)
Total Shareowners' Equity	$278,830	$292,675	$315,770

At December 31, 2008, our common stock had a book value of $16.27 per diluted share compared to $17.03 in 2007.  Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale.  At December 31, 2008, the net unrealized gain was $1.5 million compared to $.2 million in 2007.  Beginning in 2006, book value has been impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Statement of Financial Accounting Standard No. 158.  At December 31, 2008, the net pension liability reflected in other comprehensive income was $22.5 million compared to $6.3 million at December 31, 2007.  The change in our net pension liability in 2008 was primarily attributable to a decline in pension plan assets driven by market disruption and significant asset de-valuation occurring during the second half of the year.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  Through December 31, 2008, we have repurchased a total of 2,374,242 shares at an average purchase price of $26.08 per share.  During 2008, we repurchased 90,041 shares at an average purchase price of $26.77.

We offer an Associate Stock Incentive Plan under which certain associates are eligible to earn shares of our common stock based upon achieving established performance goals.  In 2008, we issued no shares under this plan as the 2007 financial performance goal was not achieved.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount.  In 2008, 34,424 shares, valued at approximately $889,000 (before 10% discount), were issued under these plans.

Dividends

Adequate capital and financial strength is paramount to our stability and the stability of our subsidiary bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  When determining the level of dividends the following factors are considered:

•	Compliance with state and federal laws and regulations;
•	Our capital position and our ability to meet our financial obligations;
•	Projected earnings and asset levels; and
•	The ability of the Bank and us to fund dividends.

Although we believe a consistent dividend payment is favorably viewed by the financial markets and our shareowners, our Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.

Dividends declared and paid totaled $.7450 per share in 2008.  For the first through the third quarters of 2008 we declared and paid a dividend of $.1850 per share.  The dividend was raised 2.7% in the fourth quarter of 2008 from $.1850 per share to $.1900 per share.  We paid dividends of $.7100 per share in 2007 and $.6625 per share in 2006.  The dividend payout ratio was 83.71%, 42.77%, and 37.01% for 2008, 2007 and 2006, respectively.  Total cash dividends declared per share in 2008 represented a 4.9% increase over 2007.

As permitted by Florida law, during 2009, the Bank may declare and pay dividends to us in an amount which approximates the Bank’s current year earnings and, in addition, the Bank has received authorization from the Office of Financial Regulation to declare and pay dividends totaling up to $60 million on or before December 31, 2009.

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

At December 31, 2008, we had $384.3 million in commitments to extend credit and $18.9 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet on-going obligations.  In the event these commitments require funding in excess of historical levels, management believes current liquidity, available advances from the FHLB and Federal Reserve Bank, and investment security maturities provide a sufficient source of funds to meet these commitments.

Fourth Quarter, 2008 Financial Results

For the fourth quarter, we realized a net loss of $1.7 million, or $.10 per diluted share compared to net income of $4.8 million, or $.29 per diluted share, in the previous quarter.  Earnings for the fourth and third quarters included loan loss provisions of $.45 per share and $.37 per share, respectively, reflective of stressed economic conditions and the related impact on our loan portfolio.  Earnings for the prior quarter also included a $6.25 million pre-tax gain from the sale of our merchant services portfolio ($.22 per share).

For the fourth quarter, tax equivalent net interest income increased $587,000, or 2.1%, compared to the prior quarter.  Favorable volume and rate variances of $262,000 and $498,000, respectively, were partially offset by an unfavorable loan fee variance of $174,000.  The volume variance was driven by a 1.3% increase in average loans for the quarter, while the rate variance is primarily attributable to the recapture of $784,000 in accrued interest and impaired loan discount related to a nonaccrual loan that was resolved during the quarter.

The net interest margin expanded by 25 basis points to 5.26% from the prior quarter reflective of a 9 basis point decline in the earning asset yield that was more than offset by a 34 basis point decline in the cost of funds.  The aforementioned recapture of accrued interest and loan discount improved the earning asset yield by 15 basis points.  Excluding this one-time transaction, the core net interest margin still improved by 10 basis points to 5.11% driven by the continued close management of core deposit funding costs and a favorable shift in deposit mix as higher cost certificates of deposit balances declined 7.5% during the quarter.

The provision for loan losses for the current quarter was $12.5 million compared to $10.4 million in the prior quarter.  The increase in the provision for the current quarter reflects a higher level of loan charge-offs which were $6.0 million, or 1.24% of average loans, and an increase in both general and impaired loan reserves required for loans where repayment is tied to residential real estate market activity, which has significantly slowed and has been hampered by property de-valuation.

Noninterest income for the fourth quarter decreased $6.9 million, or 34.1%, from the third quarter of 2008 primarily attributable to a pre-tax gain of $6.25 million from the sale of a portion of the bank’s merchant services portfolio and a one-time gain from the sale of a banking office ($241,000), both of which were recognized in the third quarter.  Lower deposit fees of $303,000 driven partially by a three day processing variance also contributed to the decline for the quarter.

Noninterest expense for the fourth quarter increased $1.1 million, or 3.6%, over the third quarter of 2008 primarily attributable to higher expenses for advertising ($459,000), legal ($201,000), and professional fees ($284,000).  Other real estate owned write-downs also increased $186,000 during the quarter.  The increase in advertising was driven by our branding campaign which kicked off in late November.  Legal expense increased due to a higher level of legal support needed for problem loan collection/workout efforts.  The increase in professional fees primarily reflects an increase to both our internal and external audit expense accruals.

For the quarter, the Bank’s earning assets averaged $2.151 billion, down $56.8 million from $2.208 billion in the third quarter.  The decrease is attributable to an $83.3 million reduction in short term investments partially offset by a $25.1 million increase in the loan portfolio and a $1.4 million increase in investment securities.  The increase in average loans reflects solid new loan production and a lower level of loan run-off (pay-offs/pay-downs).  The following loan categories account for a majority of the net loan growth for the quarter (commercial mortgage - $15.4 million, home equity - $7.2 million).  The pipeline of new loan requests grew during the third/fourth quarters due to less competitive pressures on terms as larger banking companies were either focused internally on problem loan resolution or were exiting certain types of lending activity.

The Bank maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) purchased position of $18.0 million during the fourth quarter as compared to an average net overnight funds sold position of $86.5 million in the third quarter.  The decline in the funds position primarily reflects a decline in client deposit balances.

At the end of the fourth quarter, nonperforming assets (including nonaccrual loans, restructured loans, and other real estate) totaled $107.8 million, an increase of $40.1 million from the third quarter.  The level of nonaccrual loans increased $35.4 million to $96.9 million during the quarter due primarily to the addition of loans to builders, investors, and other borrowers whom operate within our residential real estate markets which are experiencing continued stress due to general economic conditions, significant slow-down in purchase activity, and property de-valuation.  Restructured loans totaled $1.7 million at the end of the quarter.  Other real estate owned totaled $9.2 million at the end of the fourth quarter.  Nonperforming assets represented 5.48% of loans and other real estate at the end of the fourth quarter compared to 3.51% at the end of the prior quarter.

Average deposits for the fourth quarter decreased $84.8 million from the third quarter to $1.946 billion.  The decrease is primarily due to a decline in the following categories: NOW ($43.5 million or 6.0%), MMA ($8.6 million or 2.3%), and CD’s ($30.8 million or 7.5%).  The decline in NOW accounts was primarily driven by a reduction in public funds balances, lower legal settlement deposit balances, and lower balances maintained by a few select corporate clients.  The decline in the CD category reflects a combination of CD proceeds migrating to other deposit categories within CCB, as well as transferring to higher rate paying competitors.

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

Intangible Assets.  Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  We have determined that no impairment existed at December 31, 2008.  Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit.  If our market capitalization were to decline below book value which was $278.8 million at December 31, 2008, further analysis would be performed to determine whether goodwill impairment exists.  Significant changes to our estimates, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period.  A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios.

Core deposit assets represent the premium we paid for core deposits.  Core deposit intangibles are amortized on the straight-line method over various periods ranging from 5-10 years.  Generally, core deposits refer to nonpublic, non-maturing deposits including noninterest-bearing deposits, NOW, money market and savings.  We make certain estimates relating to the useful life of these assets, and rate of run-off based on the nature of the specific assets and the client bases acquired.  If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment.  Any changes in the original estimates may materially affect our operating results.

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

The weighted-average discount rate is determined by matching the anticipated Retirement Plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2008 was 6.25%.  The estimated impact to 2008 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $314,000 and $329,000, respectively.  We anticipate using a 6.00% discount rate in 2009.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2008 was 8.0%.  The estimated impact to 2008 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $185,000 decrease or increase, respectively.  We anticipate using a rate of return on plan assets for 2009 of 8.0%.

The assumed rate of annual compensation increases of 5.50% in 2008 is based on expected trends in salaries and the employee base.  This assumption is not expected to change materially in 2009.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2009.  Please refer to the footnote No. 1 in the Notes to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

In years prior to 2008, we presented quantitative information about market risk under a tabular format which disclosed our  company’s interest rate sensitive assets and liabilities and their respective contractual maturity or re-pricing intervals and the respective fair value of those financial assets and liabilities.  For 2008, we have revised our disclosure format as allowed under this section to present the results of our internal interest rate sensitivity modeling which assesses the impact to our net interest income and capital resulting from a hypothetical change in interest rates.  We believe this disclosure method provides a reader improved insight into the impact of interest rate changes on our performance and financial condition.

Item 8.	Financial Statements and Supplementary Data

Table 14
QUARTERLY FINANCIAL DATA (Unaudited)

	2008				2007
(Dollars in Thousands, Except Per Share Data)	Fourth	Third(1)	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$33,229	$34,654	$36,260	$38,723	$40,786	$41,299	$41,724	$41,514
Interest Expense	5,482	7,469	8,785	12,264	13,241	13,389	13,263	13,189
Net Interest Income	27,747	27,185	27,475	26,459	27,545	27,910	28,461	28,325
Provision for Loan Losses	12,497	10,425	5,432	4,142	1,699	1,552	1,675	1,237
Net Interest Income After Provision for Loan Losses	15,250	16,760	22,043	22,317	25,846	26,358	26,786	27,088
Noninterest Income	13,311	20,212	15,718	17,799	15,823	14,431	15,084	13,962
Noninterest Expense	31,002	29,916	30,756	29,798	31,614	29,919	29,897	30,562
(Loss) Income Before Provision for Income Taxes	(2,441)	7,056	7,005	10,318	10,055	10,870	11,973	10,488
Provision for Income Taxes	(738)	2,218	2,195	3,038	2,391	3,699	4,082	3,531
Net (Loss) Income	$(1,703)	$4,838	$4,810	$7,280	$7,664	$7,171	$7,891	$6,957
Net Interest Income (FTE)	$28,387	$27,802	$28,081	$27,078	$28,196	$28,517	$29,050	$28,898

Per Common Share:
Net (Loss) Income Basic	$(0.10)	$0.29	$0.28	$0.42	$0.44	$0.41	$0.43	$0.38
Net (Loss) Income Diluted	(0.10)	0.29	0.28	0..42	0.44	0.41	0.43	0.38
Dividends Declared	0.190	0.185	0.185	0.185	0.185	0.175	0.175	0.175
Diluted Book Value	16.27	17.45	17.33	17.33	17.03	16.95	16.87	16.97
Market Price:
High	33.32	34.50	30.19	29.99	34.00	36.40	33.69	35.91
Low	21.06	19.20	21.76	24.76	24.60	27.69	29.12	29.79
Close	27.24	31.35	21.76	29.00	28.22	31.20	31.34	33.30

Selected Average
Balances:
Loans	$1,940,083	$1,915,008	$1,908,802	$1,909,574	$1,908,069	$1,907,235	$1,944,969	$1,980,224
Earning Assets	2,150,841	2,207,670	2,303,971	2,301,463	2,191,230	2,144,737	2,187,236	2,211,560
Assets	2,463,318	2,528,638	2,634,771	2,646,474	2,519,682	2,467,703	2,511,252	2,530,790
Deposits	1,945,866	2,030,684	2,140,545	2,148,874	2,016,736	1,954,160	1,987,418	2,003,726
Shareowners’ Equity	302,227	303,595	300,890	296,804	299,342	301,536	309,352	316,484
Common Equivalent Average Shares:
Basic	17,125	17,124	17,146	17,170	17,444	17,709	18,089	18,409
Diluted	17,135	17,128	17,147	17,178	17,445	17,719	18,089	18,420

Ratios:
Return on Assets	-0.28%	0.76%	.73%	1.11%	1.21%	1.15%	1.26%	1.11%
Return on Equity	-2.24%	6.34%	6.43%	9.87%	10.16%	9.44%	10.23%	8.91%
Net Interest Margin (FTE)	5.26%	5.01%	4.90%	4.73%	5.10%	5.27%	5.33%	5.29%
Efficiency Ratio	71.21%	59.27%	66.89%	63.15%	68.51%	66.27%	64.44%	67.90%

(1) Includes $6.25 million ($3.8 million after-tax) one-time gain on sale of portion of merchant services portfolio.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE

57	Reports of Independent Registered Public Accounting Firms

59	Consolidated Statements of Financial Condition

60	Consolidated Statements of Income

61	Consolidated Statements of Changes in Shareowners' Equity

62	Consolidated Statements of Cash Flows

63	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareowners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. and subsidiary at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
Capital City Bank Group, Inc.:

We have audited the accompanying consolidated statements of income, changes in shareowners’ equity and cash flows of Capital City Bank Group, Inc. and subsidiary for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Capital City Bank Group, Inc. and subsidiary for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R, as of December 31, 2006.

/s/ KPMG LLP

March 14, 2007
Orlando, Florida
Certified Public Accountants

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2008	2007
ASSETS
Cash and Due From Banks	$88,143	$93,437
Federal Funds Sold and Interest Bearing Deposits	6,806	166,260
Total Cash and Cash Equivalents	94,949	259,697

Investment Securities, Available-for-Sale	191,569	190,719

Loans, Net of Unearned Interest	1,957,797	1,915,850
Allowance for Loan Losses	(37,004)	(18,066)
Loans, Net	1,920,793	1,897,784

Premises and Equipment, Net	106,433	98,612
Goodwill	84,811	84,811
Other Intangible Assets	8,072	13,757
Other Assets	82,072	70,947
Total Assets	$2,488,699	$2,616,327

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$419,696	$432,659
Interest Bearing Deposits	1,572,478	1,709,685
Total Deposits	1,992,174	2,142,344

Short-Term Borrowings	62,044	53,131
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	51,470	26,731
Other Liabilities	41,294	38,559
Total Liabilities	2,209,869	2,323,652

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,126,997 and 17,182,553 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	171	172
Additional Paid-In Capital	36,783	38,243
Retained Earnings	262,890	260,325
Accumulated Other Comprehensive Loss, Net of Tax	(21,014)	(6,065)
Total Shareowners' Equity	278,830	292,675
Total Liabilities and Shareowners' Equity	$2,488,699	$2,616,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$132,682	$154,567	$156,666
Investment Securities:
U.S. Treasury	747	574	453
U.S. Government Agencies and Corporations	2,562	3,628	3,605
States and Political Subdivisions	3,185	2,894	2,337
Other Securities	581	747	793
Funds Sold	3,109	2,913	2,039
Total Interest Income	142,866	165,323	165,893

INTEREST EXPENSE
Deposits	27,306	44,687	37,253
Short-Term Borrowings	1,157	2,871	3,075
Subordinated Notes Payable	3,735	3,730	3,725
Other Long-Term Borrowings	1,802	1,794	2,704
Total Interest Expense	34,000	53,082	46,757

NET INTEREST INCOME	108,866	112,241	119,136
Provision for Loan Losses	32,496	6,163	1,959
Net Interest Income After Provision for Loan Losses	76,370	106,078	117,177

NONINTEREST INCOME
Service Charges on Deposit Accounts	27,742	26,130	24,620
Data Processing	3,435	3,133	2,723
Asset Management Fees	4,235	4,700	4,600
Securities Transactions	125	14	(4)
Mortgage Banking Revenues	1,623	2,596	3,235
Bank Card Fees	12,701	13,706	12,602
Gain on Sale of Portion of Merchant Services Portfolio	6,250	-	-
Other	10,929	9,021	7,801
Total Noninterest Income	67,040	59,300	55,577

NONINTEREST EXPENSE
Salaries and Associate Benefits	61,831	60,279	60,855
Occupancy, Net	9,729	9,347	9,395
Furniture and Equipment	9,902	9,890	9,911
Intangible Amortization	5,685	5,834	6,085
Other	34,325	36,642	35,322
Total Noninterest Expense	121,472	121,992	121,568

INCOME BEFORE INCOME TAXES	21,938	43,386	51,186
Income Taxes	6,713	13,703	17,921

NET INCOME	$15,225	$29,683	$33,265
BASIC NET INCOME PER SHARE	$0.89	$1.66	$1.79
DILUTED NET INCOME PER SHARE	$0.89	$1.66	$1.79

Average Basic Common Shares Outstanding	17,141	17,909	18,585
Average Diluted Common Shares Outstanding	17,147	17,912	18,610

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total

Balance, December 31, 2005	18,631,706	$186	$83,304	$222,299	$(1,246)	$304,543
Comprehensive Income:
Net Income		-	-	33,265	-	33,265
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)		-	-	-	412	412
Total Comprehensive Income		-	-	-	-	33,677
Establish Pension Liability upon adoption of SFAS No. 158 (net of tax)		-	-	-	(7,477)	(7,477)
Cash Dividends ($.663 per share)		-	-	(12,322)	-	(12,322)
Stock Performance Plan Compensation		-	1,673	-	-	1,673
Issuance of Common Stock	51,288	1	1,035	-	-	1,036
Repurchase of Common Stock	(164,596)	(2)	(5,358)	-	-	(5,360)

Balance, December 31, 2006	18,518,398	185	80,654	243,242	(8,311)	315,770
Comprehensive Income:
Net Income		-	-	29,683	-	29,683
Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)		-	-	-	1,080	1,080
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	1,166	1,166
Total Comprehensive Income		-	-	-	-	31,929
Miscellaneous – Other		-	-	223	-	223
Cash Dividends ($.710 per share)		-	-	(12,823)	-	(12,823)
Stock Performance Plan Compensation		-	265	-	-	265
Issuance of Common Stock	68,519	1	571	-	-	572
Repurchase of Common Stock	(1,404,364)	(14)	(43,247)	-	-	(43,261)

Balance, December 31, 2007	17,182,553	172	38,243	260,325	(6,065)	292,675
Cumulative Effect of Adoption of EITF 06-4				(30)		(30)
Comprehensive Income:
Net Income		-	-	15,225	-	15,225
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)		-	-	-	1,230	1,230
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	(16,179)	(16,179)
Total Comprehensive Income		-	-	-	-	276
Cash Dividends ($.7450 per share)		-	-	(12,630)	-	(12,630)
Stock Performance Plan Compensation		-	62	-	-	62
Issuance of Common Stock	34,485		891	-	-	891
Repurchase of Common Stock	(90,041)	(1)	(2,413)	-	-	(2,414)

Balance, December 31, 2008	17,126,997	$171	$36,783	$262,890	$(21,014)	$278,830

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,225	$29,683	$33,265
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	32,496	6,163	1,959
Depreciation	6,798	6,338	6,795
Net Securities Amortization	990	279	582
Amortization of Intangible Assets	5,685	5,834	6,085
(Gain) Loss on Securities Transactions	(125)	(14)	4
Origination of Loans Held-for-Sale	(106,340)	(158,390)	(190,945)
Proceeds From Sales of Loans Held-for-Sale	108,218	162,835	194,569
Net Gain From Sales of Loans Held-for Sale	(1,623)	(2,596)	(3,235)
Gain on Sale of Portion of Merchant Services Portfolio	(6,250)	-	-
Proceeds From Sale of Portion of Merchant Services Portfolio	6,250	-	-
Non-Cash Compensation	62	265	1,673
Increase (Decrease) in Deferred Income Taxes	(15,235)	1,328	1,614
Net (Increase) Decrease in Other Assets	(1,371)	(12,894)	(11,327)
Net Increase (Decrease) in Other Liabilities	2,200	8,115	5,148
Net Cash Provided by Operating Activities	46,980	46,946	46,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities Available-for-Sale:
Purchases	(89,059)	(56,289)	(102,628)
Sales	10,490	-	283
Payments, Maturities, and Calls	78,767	58,894	81,500
Net (Increase) Decrease in Loans	(66,635)	74,058	64,213
Purchase of Premises & Equipment	(14,626)	(18,613)	(20,145)
Proceeds From Sales of Premises & Equipment	6	203	630
Net Cash (Used In) Provided By Investing Activities	(81,057)	58,253	23,853
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits	(150,171)	60,690	2,308
Net Increase (Decrease) in Short-Term Borrowings	8,925	(12,263)	(31,412)
Increase (Decrease) in Other Long-Term Borrowings	30,600	(10,618)	3,250
Repayment of Other Long-Term Borrowings	(5,872)	(5,363)	(16,335)
Dividends Paid	(12,630)	(12,823)	(12,322)
Repurchase of Common Stock	(2,414)	(43,261)	(5,360)
Issuance of Common Stock	891	572	1,036
Net Cash Used In Financing Activities	(130,671)	(23,066)	(58,835)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(164,748)	82,133	11,205

Cash and Cash Equivalents at Beginning of Year	259,697	177,564	166,359
Cash and Cash Equivalents at End of Year	$94,949	$259,697	$177,564

SUPPLEMENTAL DISCLOSURES:
Interest Paid on Deposits	$29,729	$44,510	$36,509
Interest Paid on Debt	$6,658	$8,463	$9,688
Taxes Paid	$16,998	$12,431	$16,797
Loans Transferred to Other Real Estate	$10,874	$3,494	$1,018
Cumulative Effect Adjustment to Beginning Retained Earnings – SAB 108	$-	$-	$1,233
Cumulative Effect Adjustment to Other Comprehensive Income to Record Minimum Pension Liability – SFAS 158	$-	$-	$7,477
Issuance of Common Stock as Non-Cash Compensation	$-	$1,160	$711
Transfer of Current Portion of Long-Term Borrowings to Short-Term Borrowings	$176	$12,318	$13,061
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

The Company, which operates a single reportable business segment comprised of commercial banking within the states of Florida, Georgia, and Alabama, follows accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry.  The principles which materially affect the financial position, results of operations and cash flows are summarized below.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these reserve balances for the years ended December 31, 2008 and 2007 were $11.9 million and $5.2 million, respectively.

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

Loans Held For Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market.  Additionally, certain other loans are periodically identified to be sold.  The Company has the ability and intent to sell these loans and they are classified as loans held for sale and carried at the lower of cost or estimated fair value.  At December 31, 2008 and December 31, 2007, the Company had $3.2 million and $2.8 million, respectively, in loans classified as held for sale which were committed to be purchased by third party investors.  Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale.  Loans are generally sold with servicing released at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized as mortgage banking revenue at the date of sale.  Fixed commitments may be used at the time loans are originated or identified for sale to mitigate interest rate risk.  The fair value of fixed commitments to originate and sell loans held for sale is not material.

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

The Company’s allowance for loan losses consists of three components: (i) specific valuation allowances established for probable losses on specific loans deemed impaired; (ii) valuation allowances calculated for specific homogenous loan pools based on, but not limited to, historical loan loss experience, current economic conditions, levels of past due loans, and levels of problem loans; (iii) an unallocated allowance that reflects management’s determination of estimation risk.

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

Intangible assets, other than goodwill, consist of core deposit intangible assets and client relationship and non-compete assets that were recognized in connection with various acquisitions.  Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 5 to 10 years.  Other identifiable intangibles are amortized on the straight-line method over their estimated useful lives.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows.  If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Goodwill

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") prohibits the Company from amortizing goodwill and requires the Company to identify reporting units to which the goodwill relates for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  In accordance with the guidelines in SFAS 142, the Company determined it has one goodwill reporting unit.  As of December 31, 2008, the Company had performed its annual impairment review and concluded that no impairment adjustment was necessary.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired.  Costs after acquisition are generally expensed.  If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.  Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $9.2 million and $3.0 million at December 31, 2008 and 2007.

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

Comprehensive Income

Comprehensive income includes all changes in shareowners’ equity during a period, except those resulting from transactions with shareowners.  Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale and changes in the funded status of defined benefit and supplemental executive retirement plans.  Comprehensive income is reported in the accompanying consolidated statements of changes in shareowners’ equity.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment (Revised 2004)" when recording stock based compensation.  See Note 11 – Stock-Based Compensation for additional information.

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

SFAS No. 157, "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 19 – Fair Value Measurements).

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

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115."  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates (see Note 19 – Fair Value Measurements).

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

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 became effective in July of 2008 and did not have a material impact on the Company’s financial statements.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies the application of FAS 157, Fair Value Measurements, in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value.  In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales.  When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction is acceptable.  The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset.  In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions.  Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence.  The FSP was effective immediately and applied to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  The adoption of the FSP did not have a material impact on the Company’s financial statements or fair value determinations.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 will be effective on January 1, 2009.  FSP EITF 03-6-1 is not expected to have an impact on the Company’s financial statements.

Emerging Issues Task Force

In March 2007, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“Issue 06-10”), which provides accounting guidance for postretirement benefits related to collateral assignment split-dollar life insurance arrangements, whereby the employee owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”) or Accounting Principles Board Opinion No. 12 (“APB 12”), as well as recognize an asset based on the substance of the arrangement with the employee.  Issue 06-10 was effective for fiscal years beginning after December 15 and it did not have a material impact on the Company’s financial statements.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“Issue 06-4”), which provides accounting guidance for postretirement benefits related to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policies.  The consensus concludes that an employer should recognize a liability for the postretirement benefit in accordance with Statement 106 or APB 12.  In addition, the consensus states that an employer should also recognize an asset based on the substance of the arrangement with the employee.  Issue 06-4 was effective for fiscal years beginning after December 15, 2007 and it did not have a material impact on the Company’s financial statements.

In September 2006, the FASB ratified the consensus the EITF reached regarding EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset.  Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts.  Issue No. 06-5 concludes that we should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4.  The Company adopted this standard in the first quarter of 2007 and it did not have a significant impact on their financial statements.

SEC Staff Accounting Bulletin

SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings."  SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB No. 109 became effective on January 1, 2008 and did not have a material impact on the Company’s financial statements.

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:

	2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$29,094	$577	$-	$29,671
U.S. Government Agencies and Corporations	7,091	180	-	7,271
States and Political Subdivisions	100,370	1,224	32	101,562
Mortgage-Backed Securities	39,860	332	116	40,076
Other Securities(1)	12,882	107	-	12,989
Total Investment Securities	$189,297	$2,420	$148	$191,569

	2007
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$16,216	$97	$-	$16,313
U.S. Government Agencies and Corporations	45,489	295	34	45,750
States and Political Subdivisions	90,014	164	177	90,001
Mortgage-Backed Securities	26,334	85	132	26,287
Other Securities(1)	12,307	61	0	12,368
Total Investment Securities	$190,360	$702	$343	$190,719

(1)
Includes FHLB and Federal Reserve Bank stock recorded at cost of $7.0 million and $4.8 million, respectively, at December 31, 2008 and $6.5 million and $4.8 million, respectively, at December 31, 2007.

Securities with an amortized cost of $83.5 million and $77.2 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $7.0 million which is included in other securities is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Investment Sales. The total proceeds from the sale or call of investment securities and the gross realized gains and losses from the sale or call of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2008	$57,762	$126	$(1)
	2007	$53,011	$14	$-
	2006	$283	$-	$4

Maturity Distribution. As of December 31, 2008, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$59,231	$59,881
Due after one through five years	109,386	110,797
Due after five through ten years	2,420	2,533
Due over ten years	6,378	6,476
No Maturity	11,882	11,882
Total Investment Securities	$189,297	$191,569

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. Securities with unrealized losses at year-end not recognized in income by period of time unrealized losses have existed are as follows:

			December 31, 2008
	Less Than 12 Months		Greater Than 12 Months				Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value		Unrealized Losses		Market Value	Unrealized Losses
U.S. Treasury	$-	$-		$-		$-	$-	$-
U.S. Government Agencies and Corporations	-	-		-		-	-	-
States and Political Subdivisions	2,652	32		-		-	2,652	32
Mortgage-Backed Securities	14,149	116		-		-	14,149	116
Total Investment Securities	$16,801	$148	$		$		$16,801	$148

			December 31, 2007
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$12,258	$-	$-	$-	$12,258	$-
U.S. Government Agencies and Corporations	39,278	16	6,471	18	45,749	34
States and Political Subdivisions	70,701	147	13,924	30	84,625	177
Mortgage-Backed Securities	14,058	4	10,376	128	24,434	132
Total Investment Securities	$136,295	$167	$30,771	$176	$167,066	$343

At December 31, 2008, the Company had securities of $191.6 million with net unrealized gains of $2.3 million on these securities.   $16.8 million have unrealized losses totaling $0.1 million and have been in a loss position for less than 12 months.  These securities are primarily mortgage-backed securities that are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2008.  The Company believes that these securities are only temporarily impaired and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Note 3
LOANS

Loan Portfolio Composition. At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	2008	2007
Commercial, Financial and Agricultural	$206,230	$208,864
Real Estate - Construction	141,973	142,248
Real Estate - Commercial Mortgage	656,959	634,920
Real Estate – Residential(1)	481,034	485,608
Real Estate - Home Equity	218,500	192,428
Real Estate - Loans Held-for-Sale	3,204	2,764
Consumer	249,897	249,018
Total Loans, Net of Unearned Interest	$1,957,797	$1,915,850

(1)	Includes loans in process with outstanding balances of $13.9 million and $7.5 million for 2008 and 2007, respectively.

Net deferred fees included in loans at December 31, 2008 and December 31, 2007 were $1.9 million and $1.6 million, respectively.

Concentrations of Credit.  Substantially all of the Company's lending activity occurs within the states of Florida, Georgia, and Alabama.  A large majority of the Company's loan portfolio (76.7.9%) consists of loans secured by real estate, the primary types of collateral being commercial properties and residential properties.  At December 31, 2008, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 33.6% and 35.9% of the loan portfolio, respectively.  As of December 31, 2008, there were no concentrations of loans related to any single borrower or industry in excess of 10% of total loans.

Nonperforming/Past Due Loans.  Nonaccruing loans amounted to $96.9 million and $25.1 million, at December 31, 2008 and 2007, respectively.  Restructured loans totaled $1.7 million at December 31, 2008.  There were no restructured loans at December 31, 2007.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectability of principal and interest in full.  If interest on non-accruing loans had been recognized on a fully accruing basis, interest income recorded would have been $6.5 million, $0.9 million, and $0.4 million higher for the years ended December 31, 2008, 2007, and 2006, respectively.  Accruing loans past due more than 90 days totaled $0.1 million at December 31, 2008 and $0.4 million at December 31, 2007.

Note 4
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)	2008	2007	2006
Balance, Beginning of Year	$18,066	$17,217	$17,410
Provision for Loan Losses	32,496	6,163	1,959
Recoveries on Loans Previously Charged-Off	2,417	1,903	1,830
Loans Charged-Off	(15,975)	(7,217)	(3,982)
Balance, End of Year	$37,004	$18,066	$17,217

Impaired Loans. Selected information pertaining to impaired loans, at December 31, is as follows:

	2008		2007
(Dollars in Thousands)	Valuation Balance	Valuation Allowance	Valuation Balance	Valuation Allowance
Impaired Loans:
With Related Credit Allowance	$68,705	$15,901	$21,615	$4,702
Without Related Credit Allowance	37,723	-	15,019	-

(Dollars in Thousands)	2008	2007	2006
Average Recorded Investment in Impaired Loans	$80,827	$23,922	$12,782

Interest Income on Impaired Loans
Recognized	$1,708	$761	$398
Collected in Cash	1,708	761	398

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reduction of principal.

Note 5
INTANGIBLE ASSETS

The Company had intangible assets of $92.9 million and $98.6 million at December 31, 2008 and December 31, 2007, respectively.  Intangible assets at December 31, were as follows:

	2008		2007
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposits Intangibles	$47,176	$40,092	$47,176	$34,598
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	879	1,867	688
Non-Compete Agreement	-	-	537	537
Total Intangible Assets	$133,854	$40,971	$134,391	$35,823

Net Core Deposit Intangibles.  As of December 31, 2008 and December 31, 2007, the Company had net core deposit intangibles of $7.1 million and $12.6 million, respectively.  Amortization expense for the twelve months of 2008, 2007 and 2006 was $5.5 million, $5.6 million, and $5.6 million, respectively.  The estimated annual amortization expense (in millions) for the next five years is expected to be approximately $3.9, $3.9, $2.4, $0.6, and $0.6 per year.

Goodwill.  As of December 31, 2008 and December 31, 2007, the Company had goodwill of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of SFAS 142.  On December 31, 2008, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.  The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill at December 31, 2008.  Such events include, but are not limited to, economic conditions, financial market conditions, and the Company’s market capitalization.

Other.  As of December 31, 2008, the Company had a client relationship intangible, net of accumulated amortization, of $0.9 million.  This intangible asset was booked as a result of the March 2004 acquisition of trust client relationships from Synovus Trust Company.  Amortization expense for 2008 was $191,000.  Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)	2008	2007
Land	$24,289	$22,722
Buildings	100,179	90,335
Fixtures and Equipment	56,493	55,783
Total	180,961	168,840
Accumulated Depreciation	(74,528)	(70,228)
Premises and Equipment, Net	$106,433	$98,612

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)	2008	2007
NOW Accounts	$758,976	$744,093
Money Market Accounts	324,646	386,619
Savings Accounts	115,261	111,600
Time Deposits	373,595	467,373
Total	$1,572,478	$1,709,685

At December 31, 2008 and 2007, $2.9 million and $5.6 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $35.1 million and $45.7 million at December 31, 2008 and 2007 respectively.

Time deposits in denominations of $100,000 or more totaled $95.2 million and $129.7 million at December 31, 2008 and December 31, 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)
2009	$330,407
2010	30,122
2011	9,140
2012	2,387
2013 and thereafter	1,539
Total	$373,595

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2008	2007	2006
NOW Accounts	$7,454	$10,748	$7,658
Money Market Accounts	5,242	13,666	11,687
Savings Accounts	121	280	278
Time Deposits < $100,000	10,199	13,990	12,087
Time Deposits > $100,000	4,290	6,003	5,543
Total	$27,306	$44,687	$37,253

Note 8
SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings
2008
Balance at December 31,	$19,875	$40,868	$1,302 (2)
Maximum indebtedness at any month end	36,700	40,868	14,087
Daily average indebtedness outstanding	19,777	32,433	8,971
Average rate paid for the year	1.58%	1.50%	3.93%
Average rate paid on period-end borrowings	0.56%	0.11%	0.41%

2007
Balance at December 31,	$7,550	$32,806	$12,775 (2)
Maximum indebtedness at any month end	26,400	47,047	13,664
Daily average indebtedness outstanding	15,812	38,683	11,902
Average rate paid for the year	4.89%	4.11%	4.17%
Average rate paid on period-end borrowings	2.47%	3.32%	4.29%

2006
Balance at December 31,	$11,950	$38,022	$15,051 (2)
Maximum indebtedness at any month end	39,225	55,321	34,738
Daily average indebtedness outstanding	16,645	34,335	27,720
Average rate paid for the year	4.82%	3.79%	3.47%
Average rate paid on period-end borrowings	4.61%	3.79%	3.90%

(1)	Balances are fully collateralized by government treasury or agency securities held in the company’s investment portfolio.

(2)
Includes FHLB debt and client tax deposit balances of $134,000 and $1.2 million, respectively at December 31, 2008, $12.2 million and $0.6 million, respectively at December 31, 2007, and $13.0 million and $2.0 million, respectively at December 31, 2006.

Note 9
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes.  At December 31, Federal Home Loan Bank advances included:

(Dollars in Thousands)	2008		2007
Due on May 30, 2008, fixed rate 2.50%	-		21	(1)
Due on June 13, 2008, fixed rate 5.40%	-		72	(1)
Due on September 8, 2008, fixed rate 4.32%	-		10,000	(1)
Due on November 10, 2008, fixed rate 4.12%	-		2,105	(1)
Due on October 19, 2009, fixed rate 3.69%(1)	134	(1)	302
Due on November 10, 2010, fixed rate 4.72%	665		695
Due on December 31, 2010, fixed rate 3.85%	349		524
Due on September 08, 2011, fixed rate 3.66%	10,000		-
Due on December 18, 2012, fixed rate 4.84%	517		542
Due on March 18, 2013, fixed rate 3.55%	1,188		-
Due on March 18, 2013, fixed rate 3.31%	399		-
Due on March 18, 2013, fixed rate 6.37%	420		499
Due on April 17, 2013, fixed rate 3.42%	1,155		-
Due on April 17, 2013, fixed rate 3.50%	1,694		-
Due on May 15, 2013, fixed rate 3.81%	970		-
Due on May 15, 2013, fixed rate 3.81%	1,120		-
Due on June 17, 2013, fixed rate 3.53%	82		692
Due on June 17, 2013, fixed rate 3.85%	583		85
Due on June 17, 2013, fixed rate of 4.11%	1,597		1,660
Due on September 23, 2013, fixed rate 5.64%	622		727
Due on January 26, 2014, fixed rate 5.79%	1,067		1,131
Due on January 27, 2014, fixed rate 5.79%	-		1,641
Due on January 27, 2014, fixed rate 5.31%	1,571		-
Due on March 10, 2014, fixed rate 4.21%	435		505
Due on May 27, 2014, fixed rate 5.92%	334		386
Due on May 31, 2014, fixed rate 4.88%	2,357		-
Due on June 2, 2014, fixed rate 4.52%	-		2,726
Due on February 23, 2015, fixed rate 4.07%	725		-
Due on August 17, 2015, fixed rate 4.31%	586		-
Due on October 15, 2015, fixed rate 4.11%	745		-
Due on July 20, 2016, fixed rate 6.27%	897		1,016
Due on October 3, 2016, fixed rate 5.41%	235		265
Due on October 31, 2016, fixed rate 5.16%	522		589
Due on June 27, 2017, fixed rate 5.53%	595		665
Due on October 31, 2017, fixed rate 4.79%	736		819
Due on December 11, 2017, fixed rate 4.78%	656		728
Due on February 22, 2018, fixed rate 4.61%	1,425		-
Due on February 26, 2018, fixed rate 4.36%	-		1,735
Due on April 10, 2018, fixed rate 4.20%	1,217		-
Due on April 10, 2018, fixed rate 4.20%	1,010		-
Due on September 17, 2018, fixed rate 4.23%	2,925		-
Due on September 18, 2018, fixed rate 5.15%	468		516
Due on November 5, 2018, fixed rate 5.10%	3,222		3,364
Due on December 3, 2018, fixed rate 4.87%	492		541
Due on December 17, 2018, fixed rate 6.33%	1,310		1,401
Due on December 24,2018, fixed rate 6.29%	-		-
Due on February 16, 2021, fixed rate 3.00%	736		776
Due on January 18, 2022, fixed rate 5.25%	926		1,033
Due on May 30, 2023, fixed rate 2.50%	858		896
Due on June 15, 2023, fixed rate 4.77%	483		-
Due on July 1, 2025, fixed rate 4.80%	3,294		-
Total Outstanding	$51,322		$38,657

(1)	$134,000 is classified as short-term borrowings as of December 31, 2008 and $12.2 million classified as short-term borrowings as of December 31, 2007.

The contractual maturities of FHLB debt for the five years subsequent to December 31, 2008, are as follows:

(Dollars in Thousands)
2009	$2,969	(1)
2010	3,650
2011	12,978
2012	3,528
2013	9,429
2014 and thereafter	18,768
Total	$51,322

(1)	$134,000 is classified as short-term borrowings.

The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the FHLB advances is paid on a monthly basis.

Repurchase Agreements - Term.  At December 31, 2008 the Company maintained one long-term repurchase agreement for $0.3 million collateralized by bank-owned securities.   Interest is payable upon maturity.

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

The Company has entered into agreements to guarantee the payments of distributions on the trust preferred securities and payments of redemption of the trust preferred securities.  Under these agreements, the Company also agrees, on a subordinated basis, to pay expenses and liabilities of the two trusts other than those arising under the trust preferred securities.  The obligations of the Company under the two junior subordinated notes, the trust agreements establishing the two trusts, the guarantee and agreement as to expenses and liabilities, in aggregate, constitute a full and unconditional guarantee by the Company of the two trusts' obligations under the two trust preferred security issuances.

Despite the fact that the accounts of CCBG Capital Trust I and CCBG Capital Trust II are not included in the Company’s consolidated financial statements, the $30.0 million and $31.0 million, respectively, in trust preferred securities issued by these subsidiary trusts are included in the Tier I Capital of Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statements of income is comprised of the following components:

(Dollars in Thousands)	2008	2007	2006
Current:
Federal	$11,730	$13,603	$14,780
State	510	280	1,527
Deferred:
Federal	(4,882)	(32)	1,384
State	(1,289)	(148)	230
Valuation Allowance	644	-	-
Total	$6,713	$13,703	$17,921

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2008	2007	2006
Tax Expense at Federal Statutory Rate	$7,678	$15,185	$17,915
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(1,663)	(1,630)	(1,334)
State Taxes, Net of Federal Benefit	(506)	86	1,142
Other	560	62	198
Change in Valuation Allowance	644	-	-
Actual Tax Expense	$6,713	$13,703	$17,921

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2008 and 2007 are as follows:

(Dollars in Thousands)	2008	2007
Deferred Tax Assets attributable to:
Allowance for Loan Losses	$14,276	$7,110
Associate Benefits	385	510
Accrued Pension/SERP	14,127	3,964
Interest on Nonperforming Loans	2,247	603
State Net Operating Loss Carry Forwards	776	511
Intangible Assets	121	95
Core Deposit Intangible	2,569	1,360
Contingency Reserve	323	746
Accrued Expense	450	611
Leases	456	464
Other Real Estate Owned	482	38
Other	586	479
Total Deferred Tax Assets	$36,798	$16,491

Deferred Tax Liabilities attributable to:
Depreciation on Premises and Equipment	$4,677	$3,290
Deferred Loan Fees and Costs	3,897	3,887
Net Unrealized Gains on Investment Securities	796	113
Intangible Assets	1,919	1,619
Accrued Pension/SERP	7,080	4,669
Securities Accretion	15	25
Market Value on Loans Held for Sale	2	59
Other	-	68
Total Deferred Tax Liabilities	18,386	13,730
Valuation Allowance	644	-
Net Deferred Tax Assets	$17,768	$2,761

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of the holding company, will be realized.  Accordingly, a valuation allowance for the holding company’s separate state net operating loss carry-forward was recorded in 2008.  At year-end 2008, the Company had state net operating loss carry-forwards of approximately $18.0 million which expire at various dates from 2022 through 2028.  The Company also had state tax credit carry-forwards of approximately $200,000 which expire at various dates from 2012 through 2013.

Changes in net deferred income tax assets were:

(Dollars in Thousands)	2008	2007
Balance at Beginning of Year	$2,761	$4,027
Income Tax Benefit (Expense) From Change in Pension Liability	10,163	(830)
Income Tax Expense From Change in Unrealized Losses on Available-for-Sale Securities	(683)	(616)
Deferred Income Tax Expense on Continuing Operations	5,527	180
Balance at End of Year	$17,768	$2,761

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"), on January 1, 2007.  There was no material effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company had unrecognized tax benefits at December 31, 2008 and December 31, 2007 of $3.9 million and $3.3 million, respectively, of which $2.5 million would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2008	2007
Balance at January 1,	$3,254	$2,021
Additions Based on Tax Positions Related to Prior Years		252
Decreases Based on Tax Positions Related to Prior Years	(252)
Addition Based on Tax Positions Related to Current Years	914	918
Balance at December 31, 2008	$3,916	$3,254

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  The total amount of interest and penalties recorded in the income statement for the years ended December 31, 2008 and December 31, 2007 were $281,000 and $409,000, respectively.  The amount accrued for interest and penalties at December 31, 2008 and December 31, 2007 were $834,000 and $553,000, respectively.

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2005.

Note 11
STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with SFAS No. 123R, "Share-Based Payment” (Revised) under the fair value method.

As of December 31, 2008, the Company had three stock-based compensation plans, consisting of the 2005 Associate Incentive Plan ("AIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the years 2006 through 2008 was approximately $1.2 million, $0.2 million, and $0.3 million, respectively.  The Company, under the terms and conditions of the AIP, maintained a 2011 Incentive Plan (“2011 Plan”) which was terminated in March 2008, and approximately $577,000 in related expense accrued for this plan was reversed during the first quarter of 2008.

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

During the first quarter of 2008, under the terms and conditions of the AIP, the Company adopted a new Stock-Based Incentive Plan (the “2008 Incentive Plan”), substantially similar to the 2006 Incentive Plan.  All participants in this plan are eligible to earn an equity award, in the form of restricted stock.  The award for 2008 is tied to internally established performance goals.  The grant-date fair value of the compensation award for 2008 is approximately $561,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 21,146 shares are eligible for issuance.  Approximately $0.2 million in expense was recognized in 2008 related to this plan.

A total of 875,000 shares of common stock have been reserved for issuance under the AIP.  To date, the Company has issued a total of 60,892 shares of common stock under the AIP.

Executive Stock Option Agreement.  For 2003 through 2006, under the provisions of the AIP (and its predecessor), the Company's Board of Directors approved stock option agreements for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  These agreements granted a non-qualified stock option award upon achieving certain annual earnings per share conditions set by the Board, subject to certain vesting requirements.  The options granted under the agreements have a term of 10 years and vested at a rate of one-third on each of the first, second, and third anniversaries of the date of grant.  Under the 2004 and 2003 agreements, 37,246 and 23,138 options, respectively, were issued, none of which have been exercised.  The fair value of a 2004 option was $13.42, and the fair value of a 2003 option was $11.64.  The exercise prices for the 2004 and 2003 options are $32.69 and $32.96, respectively.  Under the 2006 and 2005 agreements, the earnings per share conditions were not met; therefore, no options were granted and no expense was recognized related to these agreements.  In accordance with the provisions of SFAS 123R and SFAS 123, the Company recognized expenses in 2005 through 2007 of approximately $193,000, $205,000, and $125,000, respectively, related to the 2004 and 2003 agreements.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for the year 2008 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of December 31, 2008 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	60,384	$32.79	$6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2008	60,384	$32.79	$5.9	$-
Exercisable at December 31, 2008	60,384	$32.79	$5.9	$-

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  The DSPP has 93,750 shares reserved for issuance.  A total of 43,320 shares have been issued since the inception of the DSPP.  For 2008, the Company issued 12,454 shares under the DSPP and recognized approximately $30,000 in expense related to this plan.  For 2007, the Company issued 12,128 shares and recognized approximately $33,000 in expense related to the DSPP.  For 2006, the Company issued 12,149 shares and recognized approximately $37,000 in expense under the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 81,782 shares have been issued since inception of the ASPP.  For 2008, the Company issued 21,970 shares under the ASPP and recognized approximately $125,000 in expense related to this plan.  For 2007, the Company issued 23,531 shares and recognized approximately $102,000 in expense related to the ASPP.   For 2006, the Company issued 19,435 shares and recognized approximately $90,000 in expense under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $4.97 for 2008.  For 2007 and 2006, the weighted average fair value purchase right granted was $5.82 and $5.65, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2008	2007	2006
Dividend yield	3.0%	2.1%	1.9%
Expected volatility	37.0%	25.5%	23.5%
Risk-free interest rate	2.6%	4.8%	4.5%
Expected life (in years)	0.5	0.5	0.5

Note 12
EMPLOYEE BENEFIT PLANS

Pension Plan

The Company sponsors a noncontributory pension plan covering substantially all of its associates.  Benefits under this plan generally are based on the associate's years of service and compensation during the year’s immediately preceding retirement.  The Company's general funding policy is to contribute amounts deductible for federal income tax purposes.

The following table details on a consolidated basis the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2008	2007	2006
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$70,118	$68,671	$64,131
Service Cost	5,351	4,903	4,930
Interest Cost	4,482	3,967	3,622
Actuarial Loss/(Gain)	4,038	(1,420)	(1,421)
Benefits Paid	(6,483)	(5,759)	(3,267)
Expenses Paid	(165)	(244)	(149)
Plan Change(1)	2,266	-	825
Projected Benefit Obligation at End of Year	$79,607	$70,118	$68,671

Accumulated Benefit Obligation at End of Year	$56,368	$51,256	$49,335

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$75,653	$66,554	$52,277
Actual (Loss)Return on Plan Assets	(14,642)	3,602	6,342
Employer Contributions	12,000	11,500	11,350
Benefits Paid	(6,483)	(5,759)	(3,267)
Expenses Paid	(165)	(244)	(149)
Fair Value of Plan Assets at End of Year	$66,363	$75,653	$66,553

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Assets	$-	$5,535	$-
Other Liabilities	13,245	-	2,117

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$32,341	$8,622	$9,601
Prior Service Cost	3,369	1,611	1,912

Components of Net Periodic Benefit Costs:
Service Cost	$5,351	$4,903	$4,930
Interest Cost	4,482	3,967	3,622
Expected Return on Plan Assets	(5,921)	(5,083)	(4,046)
Amortization of Prior Service Costs	509	301	215
Recognized Net Actuarial Loss	882	1,039	1,598
Net Periodic Benefit Cost	$5,303	$5,127	$6,319

Assumptions:
Weighted-average used to determine benefit obligations:
Discount Rate	6.00%	6.25%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	5.50%	5.50%	5.50%
Measurement Date	12/31/08	12/31/07	12/31/06

Weighted-average used to determine net cost:
Discount Rate	6.25%	6.00%	5.75%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	5.50%	5.50%	5.50%

Assumptions:
Weighted-average used to determine benefit obligations:
Discount Rate	6.00%	6.25%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	5.50%	5.50%	5.50%
Measurement Date	12/31/08	12/31/07	12/31/06

Weighted-average used to determine net cost:
Discount Rate	6.25%	6.00%	5.75%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	5.50%	5.50%	5.50%

(1)	In 2008, plan was amended to include stock as plan compensation.

Other Comprehensive Income.  The estimated amounts (dollars in thousands) that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

Actuarial Loss	$2,971
Prior Service Cost	509
$3,480

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

Plan Assets. The Company’s pension plan asset allocation at year-end 2008 and 2007, and the target asset allocation for 2009 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2009	2008	2007
Equity Securities	65%	39%	58%
Debt Securities	30%	26%	27%
Cash Equivalent	5%	35%	15%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

Expected Benefit Payments.  As of December 31, 2008, expected benefit payments related to the Company's defined benefit pension plan were as follows:

2009	$3,684,807
2010	3,658,868
2011	4,555,218
2012	5,270,913
2013	5,767,479
2014 through 2018	42,243,894
Total	$65,181,179
Contributions.  The following table details the amounts contributed to the pension plan in 2008 and 2007, and the expected amount to be contributed in 2009.

(Dollars in Thousands)	2008	2007	Expected Range of Contribution 2009(1)
Actual Contributions	$ 12,000	$ 11,500	$ 8,000 - $15,000

(1)	Estimate reflects the Company’s best estimate given historical funding practice and the 2009 minimum ($5.5 million) and maximum ($45.0 million) allowable contribution.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan ("SERP") covering selected executive officers.  Benefits under this plan generally are based on the executive officer's years of service and compensation during the year’s immediately preceding retirement.

The following table details the components of the SERP’s periodic benefit cost, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2008	2007	2006
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,706	$4,018	$3,878
Service Cost	31	83	123
Interest Cost	287	208	230
Actuarial (Gain) Loss	(180)	(603)	62
Plan Change(1)	1,190	-	(274)
Projected Benefit Obligation at End of Year	$5,034	$3,706	$4,019

Accumulated Benefit Obligation at End of Year	$2,899	$2,603	$2,252

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Liabilities	$5,034	$3,706	$4,019

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial (Gain) Loss	$(148)	$(3)	$608
Prior Service Cost	1,055	44	52

Components of Net Periodic Benefit Costs:
Service Cost	$31	$83	$123
Interest Cost	287	208	230
Amortization of Prior Service Cost	180	7	61
Recognized Net Actuarial (Gain)Loss	(36)	8	100
Net Periodic Benefit Cost	$462	$306	$514

Assumptions:
Weighted-average used to determine the benefit obligations:
Discount Rate	6.00%	6.25%	6.00%
Rate of Compensation Increase	5.50%	5.50%	5.50%
Measurement Date	12/31/08	12/31/07	12/31/06

Weighted-average used to determine the net cost:
Discount Rate	6.25%	6.00%	5.75%
Rate of Compensation Increase	5.50%	5.50%	5.50%

(1)	In 2008, plan was amended to include stock as plan compensation.

Expected Benefit Payments. As of December 31, 2008, expected benefit payments related to the Company's SERP were as follows:

2009	$198,184
2010	265,194
2011	360,150
2012	457,858
2013	524,547
2014 through 2018	3,963,163
Total	$5,769,096

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2008, 2007, and 2006, the Company made matching contributions of $349,000, $299,000 and $273,000, respectively.  The participant may choose to invest their contributions into sixteen investment funds available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  These shares have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2008, 2007 and 2006.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)	2008	2007	2006
Numerator:
Net Income	$15,225	$29,683	$33,265

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,141	17,909	18,585
Effects of Dilutive Securities Stock Compensation Plans	5,460	2,191	25,320

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,147	17,912	18,610

Basic Earnings Per Share	$0.89	$1.66	$1.79

Diluted Earnings per Share	$0.89	$1.66	$1.79

Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items.  The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.  As of December 31, 2008, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2008 and December 31, 2007 are as follows:

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier I Capital:
CCBG	$271,767	13.34%	$81,948	4.00%	*	*
CCB	269,812	13.27%	81,762	4.00%	122,643	6.00%

Total Capital:
CCBG	299,263	14.69%	163,895	8.00%	*	*
CCB	295,362	14.53%	163,524	8.00%	204,405	10.00%

Tier I Leverage:
CCBG	271,767	11.51%	81,948	4.00%	*	*
CCB	269,812	11.45%	81,762	4.00%	102,202	5.00%

As of December 31, 2007:
Tier I Capital:
CCBG	$261,172	13.05%	$80,047	4.00%	*	*
CCB	260,720	13.05%	79,934	4.00%	119,901	6.00%

Total Capital:
CCBG	281,125	14.05%	160,094	8.00%	*	*
CCB	278,787	13.95%	159,868	8.00%	199,835	10.00%

Tier I Leverage:
CCBG	261,172	10.41%	80,047	4.00%	*	*
CCB	260,720	10.42%	79,934	4.00%	99,917	5.00%

*	Not applicable to bank holding companies.

Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company’s retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank’s net profits (as defined under Florida law) for that year combined with its retained net profits for the preceding two calendar years.  Under these guidelines, the bank subsidiary may declare and pay dividends in an amount which approximates its net profits in 2009 up to the date of any such dividend declaration.  Furthermore, the Bank has received authorization from the Office of Financial Regulation to declare and pay dividends up to a total of $60 million during 2009 without further regulatory approval.

Note 16
RELATED PARTY INFORMATION

Related Party Loans.  At December 31, 2008 and 2007, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $20.7 million and $9.1 million, respectively.  During 2008, $24.9 million in new loans were made and repayments totaled $13.3 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2008		2007		2006
Noninterest Income:
Merchant Fee Income	$5,548		$7,257		$6,978
Interchange Commission Fees	4,165		3,757		3,105
ATM/Debit Card Fees	2,988		2,692		2,519
Retail Brokerage Fees	2,399		2,510		2,091

Noninterest Expense:
Maintenance Agreements - FF&E	3,506		3,684		3,483
Legal Fees	2,240		1,739		1,734
Professional Fees	4,083		3,855		3,402
Interchange Service Fees	4,577		6,118		6,010
Telephone	2,522		2,373		2,323
Advertising	3,609		3,742		4,285
Commissions Fees	2,163		1,284		836
Printing & Supplies	1,977	(1)	2,124	(1)	2,472

(1)	<1% of appropriate threshold.

Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of December 31, 2008, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Thousands)	Amount
Commitments to Extend Credit(1)	$384,253
Standby Letters of Credit	$18,946

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $1.5 million in 2008, $1.5 million in 2007, and $1.5 million in 2006.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2008, are as follows (in millions): 2009, $1.4; 2010, $1.2; 2011, $.5; 2012, $.5; 2013, $.5; thereafter, $5.1.

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

In October 2008, Visa U.S.A. reached a settlement with Discover Financial Services related to a case within the Covered Litigation and as a result, the Company estimated that the settlement incrementally added $0.4 million to the fair value of its guarantee liability.  Following the Discover settlement, Visa U.S.A. funded an additional $1.1 billion to the escrow account during December which in effect reduced the exchange ratio for the Company’s Class B shares of Visa U.S.A.  While the Company could be required to separately fund its proportionate share of any Covered Litigation losses, it is expected that the escrow account will be used to pay all or a substantial amount of the losses.

Note 19
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Securities Available for Sale	$32,370	$146,210	$1,107	$179,687

The change in the fair value of Level 3 securities from January 1, 2008 to December 31, 2008 primarily relates to the change in the unrealized gain for one security and was not material to the Company’s financial statements.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2008.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $106.4 million, with a valuation allowance of $15.9 million, resulting in an additional provision for loan losses of $11.2 million for the year ended December 31, 2008.

Loans Held for Sale.  Loans held for sale of $3.2 million, which are carried at the lower of cost or fair value, are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a level 2 fair value measurement.

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

Other Financial Instruments. Many of the Company’s assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include Cash and Due From Banks, Interest Bearing Deposits with Other Banks, Federal Funds Sold, Federal Funds Purchased, Securities Sold Under Repurchase Agreements, and Short-Term Borrowings.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

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

The Company’s financial instruments that have estimated fair values are presented below:

	At December 31,
	2008		2007
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$88,143	$88,143	$93,437	$93,437
Short-Term Investments	6,806	6,806	166,260	166,260
Investment Securities	191,569	191,569	190,719	190,719
Loans, Net of Allowance for Loan Losses	1,920,793	1,915,887	1,897,784	1,982,661
Total Financial Assets	$2,207,311	$2,202,405	$2,348,200	$2,433,077

Financial Liabilities:
Deposits	$1,992,174	$1,960,361	$2,142,344	$2,089,550
Short-Term Borrowings	62,044	61,799	53,131	53,022
Subordinated Notes Payable	62,887	63,637	62,887	63,371
Long-Term Borrowings	51,470	57,457	26,731	28,284
Total Financial Liabilities	$2,168,575	$2,143,254	$2,285,093	$2,234,227

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Income

(Dollars in Thousands)	2008	2007	2006
OPERATING INCOME
Income Received from Subsidiary Bank:
Dividends	$16,655	$49,207	$20,166
Overhead Fees	3,209	3,532	3,524
Other Income	184	164	112
Total Operating Income	20,048	52,903	23,802

OPERATING EXPENSE
Salaries and Associate Benefits	1,341	1,812	2,360
Interest on Long-Term Debt	35	-	-
Interest on Subordinated Notes Payable	3,735	3,730	3,725
Professional Fees	978	787	741
Advertising	244	260	403
Legal Fees	213	375	604
Other	620	621	649
Total Operating Expense	7,166	7,585	8,482
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	12,882	45,318	15,320
Income Tax Benefit	(737)	(1,429)	(1,835)
Income Before Equity in Undistributed Earnings of Subsidiary Bank	13,619	46,747	17,155
Equity in Undistributed Earnings of Subsidiary Bank	1,606	(17,064)	16,110
Net Income	$15,225	$29,683	$33,265

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2008	2007
ASSETS
Cash and Due From Subsidiary Bank	$950	$958
Investment in Subsidiary Bank	343,603	357,093
Other Assets	2,689	2,826
Total Assets	$347,242	$360,877

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	5,525	5,315
Total Liabilities	$68,412	$68,202

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,126,997 and 17,182,553 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	171	172
Additional Paid-In Capital	36,783	38,243
Retained Earnings	262,890	260,325
Accumulated Other Comprehensive Loss, Net of Tax	(21,014)	(6,065)
Total Shareowners' Equity	278,830	292,675
Total Liabilities and Shareowners' Equity	$347,242	$360,877

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,225	$29,683	$33,265
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(1,606)	17,064	(16,110)
Non-Cash Compensation	62	238	1,673
Increase in Other Assets	254	(152)	(670)
Increase in Other Liabilities	210	222	1,976
Net Cash Provided by Operating Activities	14,145	47,055	20,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Investment in:
Purchase of held-to-maturity and available-for-sale securities	-	(1,000)	-
Increase in Investment in Bank Subsidiary	-	1,466	-
Net Cash Used in Investing Activities	-	466	-

CASH FROM FINANCING ACTIVITIES:
Payment of Dividends	(12,630)	(12,823)	(12,322)
Repurchase of Common Stock	(2,414)	(43.233)	(5,360)
Issuance of Common Stock	891	572	1,035
Net Cash (Used in) Provided by Financing Activities	(14,153)	(55,484)	(16,647)

Net Increase (Decrease) in Cash	(8)	(7,963)	3,487
Cash at Beginning of Period	958	8,921	5,434
Cash at End of Period	$950	$958	$8,921

Note 21
COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income (loss).  Total comprehensive income is reported in the accompanying statements of changes in shareowners’ equity.  Information related to net comprehensive income (loss) is as follows:

(Dollars in Thousands)	2008	2007	2006
Other Comprehensive Income (Loss):
Securities available for sale:
Change in net unrealized gain, net of tax expense of $683, $616, and $202	$1,230	$1,080	$412
Retirement plans:
Change in funded status of defined benefit pension plan and SERP, net of tax benefit of $10,613 and tax expense of $830	(16,179)	1,166	-
Net Other Comprehensive (Loss) Gain	$(14,949)	$2,246	$412

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

Net unrealized gain (loss) on securities available for sale	$1,476	$246	$(834)
Net unfunded liability for defined benefit pension plan and SERP	(22,490)	(6,311)	(7,477)
	$(21,014)	$(6,065)	$(8,311)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2008.

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

Ernst & Young, LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2008, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2008, as stated in its attestation report, which is included herein on page 94.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter, nor subsequent to the date of their evaluation, that could significantly affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on the Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated statements of condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareowners’ equity, and cash flows for the years then ended of Capital City Bank Group, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 12, 2009

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 21, 2009.

Item 11.	Executive Compensation

Incorporated herein by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 21, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

Equity Compensation Plan Information

Our 2005 Associate Incentive Plan, 2005 Associate Stock Purchase Plan, and 2005 Director Stock Purchase Plan were approved by our shareowners.  The following table provides certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	60,384(1)	$32.79	1,376,506(2)

Equity Compensation Plans Not Approved by Securities Holders
Total	60,384	$32.79	1,376,506

(1)	Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated 1996 Associate Incentive Plan.

(2)
Consists of 814,108 shares available for issuance under our 2005 Associate Incentive Plan, 511,968 shares available for issuance under our 2005 Associate Stock Purchase Plan, and 50,430 shares available for issuance under our 2005 Director Stock Purchase Plan.  Of these plans, the only plan under which options may be granted in the future is our 2005 Associate Incentive Plan.

For additional information about our equity compensation plans, see Stock Based Compensation in Note 11 in the Notes to the Consolidated Financial Statements.

The other information required by Item 12 is incorporated herein by reference to the section entitled “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 21, 2009.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Related Person Transaction Policy” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 21, 2009.

Item 14.                      Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 21, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.      Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Income for Fiscal Years 2008, 2007, and 2006
Consolidated Statements of Financial Condition at the end of Fiscal Years 2008 and 2007
Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2008, 2007, and 2006
Consolidated Statements of Cash Flows for Fiscal Years 2008, 2007, and 2006
Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K
Exhibit
Table
Item No.                      Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of its shareholders.

4.2	Capital City Bank Group, Inc. 2005 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.3	Capital City Bank Group, Inc. 2005 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

4.4	Capital City Bank Group, Inc. 2005 Associate Incentive Plan - incorporated herein by reference to Exhibit 4.5 of the Registrant’s Form S-8 (filed 11/5/04) (No. 333-120242).

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

10.8	Form of Participant Agreement for 2008 Stock-Based Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 6/5/08) (No. 0-13358).

11	Statement re Computation of Per Share Earnings.*

14
Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2008.**

23.1	Consent of Independent Registered Public Accounting Firm.**

23.2	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Information required to be presented in Exhibit 11 is provided in Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.

**	Filed electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 13, 2009, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 13, 2009 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 13, 2009, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ DuBose Ausley	/s/ John K. Humphress
DuBose Ausley	John K. Humphress

/s/ Thomas A. Barron	/s/ L. McGrath Keen, Jr.
Thomas A. Barron	L. McGrath Keen, Jr.

/s/ Frederick Carroll, III	/s/ Lina S. Knox
Frederick Carroll, III	Lina S. Knox

/s/ Cader B. Cox, III	/s/ Henry Lewis III
Cader B. Cox, III	Henry Lewis III

/s/ J. Everitt Drew	/s/ William G. Smith, Jr.
J. Everitt Drew	William G. Smith, Jr.