Form 10-Q
period 2009-04-22
CAPITAL CITY BANK GROUP INC
filed 2009-05-07
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer”, “accelerated filer", and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At April 30, 2009, 17,009,670 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2009

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

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

PART I. FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(Dollars In Thousands, Except Share Data)	March 31, 2009	December 31, 2008
ASSETS
Cash and Due From Banks	$81,317	$88,143
Funds Sold and Interest Bearing Deposits	4,241	6,806
Total Cash and Cash Equivalents	85,558	94,949

Investment Securities, Available-for-Sale	195,767	191,569

Loans, Net of Unearned Interest	1,971,612	1,957,797
Allowance for Loan Losses	(40,172)	(37,004)
Loans, Net	1,931,440	1,920,793

Premises and Equipment, Net	107,259	106,433
Goodwill	84,811	84,811
Other Intangible Assets	7,061	8,072
Other Assets	87,483	82,072
Total Assets	$2,499,379	$2,488,699

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$413,608	$419,696
Interest Bearing Deposits	1,576,181	1,572,478
Total Deposits	1,989,789	1,992,174

Short-Term Borrowings	68,193	62,044
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	53,448	51,470
Other Liabilities	49,518	41,294
Total Liabilities	2,223,835	2,209,869

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,009,639 and 17,126,997 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	170	171
Additional Paid-In Capital	35,841	36,783
Retained Earnings	260,287	262,890
Accumulated Other Comprehensive Loss, Net of Tax	(20,754)	(21,014)
Total Shareowners' Equity	275,544	278,830
Total Liabilities and Shareowners' Equity	$2,499,379	$2,488,699

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands, Except Per Share Data)	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$29,537	$35,255
Investment Securities:
U.S. Treasury	162	167
U.S. Government Agencies	530	760
States and Political Subdivisions	737	786
Other Securities	84	181
Funds Sold	3	1,574
Total Interest Income	31,053	38,723

INTEREST EXPENSE
Deposits	2,495	10,481
Short-Term Borrowings	68	521
Subordinated Notes Payable	927	931
Other Long-Term Borrowings	568	331
Total Interest Expense	4,058	12,264

NET INTEREST INCOME	26,995	26,459
Provision for Loan Losses	8,410	4,142
Net Interest Income After Provision For Loan Losses	18,585	22,317

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,698	6,765
Data Processing Fees	870	813
Asset Management Fees	970	1,150
Securities Transactions	-	65
Mortgage Banking Fees	584	494
Bank Card Fees	2,877	3,961
Other	2,043	4,551
Total Noninterest Income	14,042	17,799

NONINTEREST EXPENSE
Salaries and Associate Benefits	17,237	15,604
Occupancy, Net	2,345	2,362
Furniture and Equipment	2,338	2,582
Intangible Amortization	1,011	1,459
Other	9,326	7,791
Total Noninterest Expense	32,257	29,798

INCOME BEFORE INCOME TAXES	370	10,318
Income Taxes	(280)	3,038

NET INCOME	$650	$7,280

Basic Net Income Per Share	$0.04	$0.42
Diluted Net Income Per Share	$0.04	$0.42

Average Basic Shares Outstanding	17,109,228	17,170,230
Average Diluted Share Outstanding	17,130,810	17,178,358

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

Balance, December 31, 2008	17,126,997	$171	$36,783	$262,890	$(21,014)	$278,830
Comprehensive Income:
Net Income	-	-	-	650	-	650
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	260	260
Total Comprehensive Income	-	-	-	650	260	910
Cash Dividends ($.19 per share)	-	-	-	(3,253)	-	(3,253)
Stock Performance Plan Compensation	-	-	(11)	-	-	(11)
Issuance of Common Stock	28,530		629	-	-	629
Repurchase of Common Stock	(145,888)	(1)	(1,560)	-	-	(1,561)

Balance, March 31, 2009	17,009,639	$170	$35,841	$260,287	$(20,754)	$275,544

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$650	$7,280
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	8,410	4,142
Depreciation	1,678	1,717
Net Securities Amortization	455	112
Amortization of Intangible Assets	1,011	1,459
Gain on Securities Transactions	-	(65)
Origination of Loans Held-for-Sale	(41,171)	(33,930)
Proceeds From Sales of Loans Held-for-Sale	37,314	33,454
Net Gain From Sales of Loans Held-for-Sale	(584)	(494)
Non-Cash Compensation	(11)	157
(Decrease) Increase in Deferred Income Taxes	(1,321)	1,493
Net Increase in Other Assets	(6,244)	(797)
Net Increase in Other Liabilities	13,377	6,575
Net Cash Provided By Operating Activities	13,564	21,103

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(24,755)	(25,566)
Sales	1,067	1,998
Payments, Maturities, and Calls	19,443	28,846
Net Increase in Loans	(17,762)	(2,727)
Purchase of Premises & Equipment	(2,507)	(3,251)
Proceeds From Sales of Premises & Equipment	2	-
Net Cash Used In Investing Activities	(24,512)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in Deposits	(2,384)	50,261
Net Increase in Short-Term Borrowings	6,151	8,653
Increase in Other Long-Term Borrowings	2,666	3,809
Repayment of Other Long-Term Borrowings	(691)	(700)
Dividends Paid	(3,253)	(3,173)
Repurchase of Common Stock	(1,561)	(711)
Issuance of Common Stock	629	488
Net Cash Provided by Financing Activities	1,557	58,627

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,391)	79,030

Cash and Cash Equivalents at Beginning of Period	94,949	259,697
Cash and Cash Equivalents at End of Period	$85,558	$338,727

Supplemental Disclosure:
Interest Paid on Deposits	$2,773	$10,756
Interest Paid on Debt	$1,558	$1,775
Taxes Paid	$53	$4,129
Loans Transferred to Other Real Estate Owned	$3,147	$3,886
Issuance of Common Stock as Non-Cash Compensation	$154	$240

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

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Prior period financial statements have been reformatted and amounts reclassified, as necessary, to conform with the current presentation.  The Company and its subsidiary follow accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry.  The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements which are included in the 2008 Form 10-K.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2009
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$28,997	$408	$-	$29,405
U.S. Government Agencies	5,594	120	-	5,714
States and Political Subdivisions	102,329	1,534	53	103,810
Mortgage-Backed Securities	43,441	590	26	44,005
Other Securities(1)	12,726	107	-	12,833
Total Investment Securities	$193,087	$2,759	$79	$195,767

	December 31, 2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$29,094	$577	$-	$29,671
U.S. Government Agencies	7,091	180	-	7,271
States and Political Subdivisions	100,370	1,224	32	101,562
Mortgage-Backed Securities	39,860	332	116	40,076
Other Securities(1)	12,882	107	-	12,989
Total Investment Securities	$189,297	$2,420	$148	$191,569

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.9 million and $4.8 million, respectively, at March 31, 2009, and $7.0 million and $4.8 million, respectively, at December 31, 2008. Also, balance includes a preferred bank stock issue recorded at $1.1 million at March 31, 2009 and December 31, 2008.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2009	December 31, 2008
Commercial, Financial and Agricultural	$202,038	$206,230
Real Estate-Construction	154,102	141,973
Real Estate-Commercial	673,066	656,959
Real Estate-Residential(1)	463,599	481,034
Real Estate-Home Equity	223,505	218,500
Real Estate-Loans Held-for-Sale	8,827	3,204
Consumer	246,475	249,897
Loans, Net of Unearned Interest	$1,971,612	$1,957,797

(1)	Includes loans in process with outstanding balances of $10.0 million and $13.9 million for March 31, 2009 and December 31, 2008, respectively.

Net deferred fees included in loans at March 31, 2009 and December 31, 2008 were $2.0 million and $1.9 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month periods ended March 31 was as follows:

(Dollars in Thousands)	2009	2008
Balance, Beginning of Period	$37,004	$18,066
Provision for Loan Losses	8,410	4,142
Recoveries on Loans Previously Charged-Off	1,029	749
Loans Charged-Off	(6,271)	(2,680)
Balance, End of Period	$40,172	$20,277

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	March 31, 2009		December 31, 2008
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$82,011	$17,629	$68,705	$15,901
Without Related Valuation Allowance	42,381	-	37,723	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $91.9 million and $92.9 million at March 31, 2009 and December 31, 2008, respectively.  Intangible assets were as follows:

	March 31, 2009		December 31, 2008
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$41,055	$47,176	$40,092
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	927	1,867	879
Total Intangible Assets	$133,854	$41,982	$133,854	$40,971

Net Core Deposit Intangibles:  As of March 31, 2009 and December 31, 2008, the Company had net core deposit intangibles of $6.1 million and $7.1 million, respectively.  Amortization expense for the first three months of 2009 and 2008 was approximately $1.0 million and $1.5 million, respectively.  Estimated annual amortization expense for 2009 is $3.8 million.

Goodwill:  As of March 31, 2009 and December 31, 2008, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Other:  As of March 31, 2009 and December 31, 2008, the Company had a customer relationship intangible asset, net of accumulated amortization, of $.9 million and $1.0 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first three months of 2009 and 2008 was approximately $48,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 2009 and December 31, 2008 was as follows:

(Dollars in Thousands)	March 31, 2009	December 31, 2008
NOW Accounts	$726,069	$758,976
Money Market Accounts	312,541	324,646
Savings Deposits	121,245	115,261
Other Time Deposits	416,326	373,595
Total Interest Bearing Deposits	$1,576,181	$1,572,478

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with SFAS No. 123R, "Share-Based Payment” (Revised) under the fair value method.

As of March 31, 2009, the Company had three stock-based compensation plans, consisting of the 2008 Associate Stock Incentive Plan ("ASIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the three months ended March 31, 2009 and 2008 was approximately $184,000 and $192,000, respectively.  In the first quarter of 2008, under the provisions of an incentive plan substantially similar to the ASIP, the Company reversed approximately $577,000 in related stock compensation expense in conjunction with the termination of the Company’s 2011 strategic initiative.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of restricted stock.  The award for 2009 is tied to an internally established earnings goal.  The grant-date fair value of the compensation award for 2009 is approximately $718,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 53,795 shares are eligible for issuance.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP.  To date, the Company has issued a total of 67,022 shares of common stock under the ASIP.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for the first three months of 2009 and 2008 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of March 31, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	60,384	$32.79	5.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2009	60,384	$32.79	5.6	$-
Exercisable at March 31, 2009	60,384	$32.79	5.6	$-

As of March 31, 2009, there was no unrecognized compensation cost related to the option shares granted under the agreements.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 50,736 shares have been issued since the inception of the DSPP.  For the first quarter of 2009, the Company recognized approximately $8,702 in expense related to this plan.  For the first quarter of 2008, the Company recognized approximately $16,000 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 96,757 shares have been issued since inception of the ASPP. For each of the first three months of 2009 and 2008, the Company recognized approximately $30,000 in expense related to this plan.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008

Discount Rate	6.00%	6.25%
Long-Term Rate of Return on Assets	8.00%	8.00%

Service Cost	$1,525	$1,279
Interest Cost	1,200	1,063
Expected Return on Plan Assets	(1,275)	(1,253)
Prior Service Cost Amortization	125	75
Net Loss Amortization	750	280
Net Periodic Benefit Cost	$2,325	$1,444

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2009	2008

Discount Rate	6.00%	6.25%

Service Cost	$5	$22
Interest Cost	74	56
Prior Service Cost Amortization	45	2
Net Loss Amortization	(5)	1
Net Periodic Benefit Cost	$119	$81

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of March 31, 2009, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$423
Standby Letters of Credit	$20

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In October 2008, Visa U.S.A. reached a settlement with Discover Financial Services related to a case within the Covered Litigation and as a result, the Company estimated that the settlement incrementally added $0.4 million to the fair value of its potential guarantee liability.  Following the Discover settlement, Visa U.S.A. funded an additional $1.1 billion to the escrow account during December which in effect reduced the exchange ratio for the Company’s Class B shares of Visa U.S.A.  While the Company could be required to separately fund its proportionate share of any Covered Litigation losses, it is expected that the escrow account will be used to pay all or a substantial amount of any losses.

NOTE 10 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $.9 million for the three months ended March 31, 2009 and $8.3 million for the comparable period in 2008.  The Company’s comprehensive income consists of net income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  The after-tax increase in net unrealized gains on securities totaled approximately $260,000 and $986,000, respectively, for the three months ended March 31, 2009 and 2008.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the same comparable periods.  There was no change in the company’s pension liability for the period ended March 31, 2009 as this liability is adjusted on an annual basis at December 31st.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities effective January 1, 2008.  Subsequently, on January 1, 2009, the Company adopted SFAS No. 157-2 "Effective Date of FASB Statement No. 157" for non-financial assets and non-financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs(1)	Total Fair Value

Securities Available for Sale	$35,504	$147,430	$1,107	$184,041

(1)	Reflects one preferred bank stock issue of $1.1 million whose fair value has been determined based on an internal valuation model.

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2009.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $124.4 million, with a valuation allowance of $17.6 million, resulting in an additional provision for loan losses of $1.7 million for the three month period ended March 31, 2009.

Loans Held for Sale.  Loans held for sale were $8.8 million as of March 31, 2009 – these loans are carried at the lower of cost or fair value and are adjusted to fair value on a nonrecurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a level 2 fair value measurement.

Other Real Estate Owned.  During the first quarter of 2009, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Foreclosed assets measured at fair value upon initial recognition totaled $3.9 million (utilizing Level 2 valuation inputs) during the three months ended March 31, 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized gross charge-offs to the allowance for loan losses totaling $0.8 million.  In addition, the Company recognized subsequent losses totaling $0.6 million for foreclosed assets that were re-valued during the three months ended March 31, 2009.

NOTE 12 – NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).”  SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”  SFAS 141R is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 became effective on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

FSP No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans.  Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  The disclosures required by FSP 132(R)-1 will be included in the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  The Company will adopt the provisions of FSP 157-4 during the second quarter of 2009.  The adoption of FSP SFAS 157-4 is not expected to significantly impact the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company will adopt the provisions of FSP SFAS 115-2 and SFAS 124-2  during the second quarter of 2009.  The adoption of FSP SFAS 115-2 and SFAS 124-2 is not expected to significantly impact the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5.  FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009	2008				2007
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third(1)	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$31,053	$33,229	$34,654	$36,260	$38,723	$40,786	$41,299	$41,724
Interest Expense	4,058	5,482	7,469	8,785	12,264	13,241	13,389	13,263
Net Interest Income	26,995	27,747	27,185	27,475	26,459	27,545	27,910	28,461
Provision for Loan Losses	8,410	12,497	10,425	5,432	4,142	1,699	1,552	1,675
Net Interest Income After Provision for Loan Losses	18,585	15,250	16,760	22,043	22,317	25,846	26,358	26,786
Noninterest Income	14,042	13,311	20,212	15,718	17,799	15,823	14,431	15,084
Noninterest Expense	32,257	31,002	29,916	30,756	29,798	31,614	29,919	29,897
Income Before Provision for Income Taxes	370	(2,441)	7,056	7,005	10,318	10,055	10,870	11,973
Provision for Income Taxes	(280)	(738)	2,218	2,195	3,038	2,391	3,699	4,082
Net Income	$650	$(1,703)	$4,838	$4,810	$7,280	$7,664	$7,171	$7,891
Net Interest Income (FTE)	$27,578	$28,387	$27,802	$28,081	$27,078	$28,196	$28,517	$29,050

Per Common Share:
Net Income Basic	$0.04	$(0.10)	$0.29	$0.28	$0.42	$0.44	$0.41	$0.43
Net Income Diluted	0.04	(0.10)	0.29	0.28	0.42	0.44	0.41	0.43
Dividends Declared	0.190	0.190	0.185	0.185	0.185	0.185	0.175	0.175
Diluted Book Value	16.18	16.27	17.45	17.33	17.33	17.03	16.95	16.87
Market Price:
High	27.31	33.32	34.50	30.19	29.99	34.00	36.40	33.69
Low	9.50	21.06	19.20	21.76	24.76	24.60	27.69	29.12
Close	11.46	27.24	31.35	21.76	29.00	28.22	31.20	31.34

Selected Average
Balances:
Loans	$1,964,086	$1,940,083	$1,915,008	$1,908,802	$1,909,574	$1,908,069	$1,907,235	$1,944,969
Earning Assets	2,166,237	2,150,841	2,207,670	2,303,971	2,301,463	2,191,230	2,144,737	2,187,236
Assets	2,486,925	2,463,318	2,528,638	2,634,771	2,646,474	2,519,682	2,467,703	2,511,252
Deposits	1,957,354	1,945,866	2,030,684	2,140,545	2,148,874	2,016,736	1,954,160	1,987,418
Shareowners’ Equity	281,634	302,227	303,595	300,890	296,804	299,342	301,536	309,352
Common Equivalent Shares:
Basic	17,109	17,125	17,124	17,146	17,170	17,444	17,709	18,089
Diluted	17,131	17,135	17,128	17,147	17,178	17,445	17,719	18,089

Ratios:
ROA	0.11%	(0.28)%	0.76%	.73%	1.11%	1.21%	1.15%	1.26%
ROE	0.94%	(2.24)%	6.34%	6.43%	9.87%	10.16%	9.44%	10.23%
Net Interest Margin (FTE)	5.16%	5.26%	5.01%	4.90%	4.73%	5.10%	5.27%	5.33%
Efficiency Ratio	75.07%	71.21%	59.27%	66.89%	63.15%	68.51%	66.27%	64.44%

(1)	Includes $6.25 million ($3.8 million after-tax) one-time gain on sale of a portion of merchant services portfolio.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," “Market Risk and Interest Rate Sensitivity,” "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended
	March 31, 2009	December 31, 2009	March 31, 2008
Efficiency ratio	77.50%	74.35%	66.40%
Effect of intangible amortization expense	(2.43)%	(3.14)%	(3.25)%
Operating efficiency ratio	75.07%	71.21%	63.15%

Reconciliation of operating net noninterest expense ratio:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Net noninterest expense as a percent of average assets	2.97%	2.85%	1.82%
Effect of intangible amortization expense	(0.16)%	(0.20)%	(0.22)%
Operating net noninterest expense as a percent of average assets	2.81%	2.65%	1.60%

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

All forward-looking statements, by their nature, are subject to risks and uncertainties.  Our actual future results may differ materially from those set forth in our forward-looking statements.  Please see the Introductory Note and Item 1A. Risk Factors of our 2008  Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

Over the course of the past year, the landscape of the U.S. financial services industry changed dramatically, especially during the fourth quarter of 2008.  Lehman Brothers Holdings Inc. declared bankruptcy and many major U.S. financial institutions consolidated were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, Washington Mutual, Inc., Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.  In addition, the U.S. Federal Government provided a sizable loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG.

Much of our lending operations are in the State of Florida, which has been particularly hard hit in the current U.S. recession.  Evidence of the economic downturn in Florida is reflected in current unemployment statistics.  The Florida unemployment rate at March 2009 increased to 9.7% from 8.1% at the end of 2008 and 4.7% at the end of 2007, reaching the highest level since 1976.  A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our customers, which may have a negative impact on our financial results.

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

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  On November 13, 2008, we announced that we would not apply for funds available through the TARP Capital Purchase Program.  In March 2009, the U.S. Treasury announced a public-private investment program (commonly known as P-PIP), which is designed to (1) remedy the illiquidity in the secondary markets for certain mortgage-backed securities and (2) create a market for troubled loans on the balance sheets of U.S. banks and thrifts.  At this time, we have no plans to participate in the P-PIP.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts  held at participating FDIC insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee for deposit insurance coverage is an annualized 10 basis points assessed on a per quarter basis on amounts in covered accounts exceeding $250,000.  On December 12, 2008, we announced that we would participate in both guarantee programs.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.  Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions in order to begin recapitalizing the fund.  Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment.  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution's risk classification and other factors.

In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009.  FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire.  The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance.  The emergency assessment if enacted at the 20 basis point level, would generate an additional deposit insurance premium expense of approximately $4.0 million in 2009 and will be reflected in other expenses in the period of enactment.

FINANCIAL OVERVIEW

A summary overview of our financial performance for the first quarter of 2009 versus the linked fourth quarter of 2008 and the first quarter of 2008 is provided below.

Financial Performance Highlights –

•
Net income for the first quarter of 2009 totaled $.7 million ($0.04 per diluted share) compared to a net loss of $1.7 million ($0.10 per diluted share) in the fourth quarter of 2008 and net income of $7.3 million ($0.42 per diluted share) for the first quarter of 2008.  Our loan loss provisions for these respective periods were $8.4 million ($.30 per share), $12.5 million ($.45 per share), and $4.1 million ($.15 per share).  In addition, net income for the first quarter of 2008 included two Visa Inc. related transactions totaling $2.3 million or $0.13 per diluted share (after-tax).

•
Tax equivalent net interest income decreased $.8 million, or 2.8% from the prior quarter due to two less calendar days and the one-time recapture of interest from the resolution of a problem loan during the fourth quarter of 2008.  Compared to the first quarter of 2008, tax equivalent net interest income increased $.5 million, or 1.9%, due to lower interest expense reflective of aggressive deposit re-pricing in response to the rate reductions initiated by the Federal Reserve – these actions drove a 43 basis point improvement in our net interest margin.

•
Noninterest income increased $.7 million or 5.5% over the prior quarter and declined $3.8 million, or 21.1%, from the first quarter of 2008.  Higher mortgage banking fees and bank card fees drove the improvement over the prior quarter.  A one-time $2.4 million gain from the redemption of Visa shares and a lower level of merchant fees attributable to the sale of a portion of our merchant services portfolio drove the year over year decrease.

•
Noninterest expense increased $1.3 million, or 4.0%, from the prior quarter and $2.5 million, or 8.3%, from the first quarter of 2008.  Higher pension expense drove the increase for both periods.  A one-time entry of $1.1 million in the first quarter of 2008 to reverse a portion of our Visa litigation accrual and higher FDIC insurance premiums also contributed to the year over year increase.

•
Loan loss provision of $8.4 million or 1.6 times net charge-offs for the first quarter of 2009 reflects a higher level of identified problem loans, which includes impaired loans, and an increase in loan loss factors.  As of March 31, 2009, the allowance for loan losses was 2.04% of total loans compared to 1.89% at year-end 2008 and 1.06% at the end of the first quarter 2008.

•	We repurchased approximately 146,000 shares of our common stock during the first quarter of 2009 at a weighted average share price of $10.65.

•
As of March 31, 2009 we are well-capitalized with a risk based capital ratio of 14.40% and a tangible capital ratio of 7.63% compared to 14.69% and 7.76%, respectively, at year-end 2008 and 14.01% and 7.73%, respectively, at March 31, 2008.

RESULTS OF OPERATIONS

Net Income

Net income totaled $.7 million ($.04 per diluted share) for the first quarter of 2009 compared to a net loss of $1.7 million ($.10 per diluted share) for the linked fourth quarter of 2008 and net income of $7.3 million ($.42 per diluted share) for the first quarter of 2008.

The increase in net income compared to the linked quarter reflects a lower loan loss provision ($4.1 million), higher noninterest income ($731,000), partially offset by lower net interest income ($753,000), higher noninterest expense ($1.3 million) and a lower provision for tax benefits ($158,000).

The year over year decrease in net income is attributable to a higher loan loss provision ($4.3 million), lower noninterest income ($3.8 million), and higher noninterest expense ($2.5 million) partially offset by higher net interest income ($537,000) and lower income tax expense ($3.3 million).  Net income for the first quarter of 2008 included a $2.4 million pre-tax gain from the redemption of Visa shares related to their initial public offering, the reversal of $1.1 million (pre-tax) of Visa litigation reserves, and the reversal of $577,000 in accrued expense for our 2011 Incentive Plan.

A condensed earnings summary and a more detailed discussion of each major component of our financial performance are provided below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands, except per share data)	2009	2008	2008
Interest Income	$31,053	$33,229	$38,723
Taxable equivalent Adjustments(1)	583	640	619
Total Interest Income (FTE)	31,636	33,869	39,342
Interest Expense	4,058	5,482	12,264
Net Interest Income (FTE)	27,578	28,387	27,078
Provision for Loan Losses	8,410	12,497	4,142
Taxable Equivalent Adjustments	583	640	619
Net Interest Income After provision for Loan Losses	18,585	15,250	22,317
Noninterest Income	14,042	13,311	17,799
Noninterest Expense	32,257	31,002	29,798
Income Before Income Taxes	370	(2,441)	10,318
Income Taxes	(280)	(738)	3,038
Net income	$650	$(1,703)	$7,280

Basic Net Income Per Share	$0.04	$(.10)	$0.42
Diluted Net Income Per Share	$0.04	$(.10)	$0.42

Return on Average Assets(2)	0.11%	(0.28)%	1.11%
Return on Average Equity(2)	0.94%	(2.24)%	9.87%

(1)	Computed using a statutory tax rate of 35%
(2)	Annualized

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 33.

Tax equivalent net interest income for the first quarter of 2009 was $27.6 million compared to $27.1 million for the first quarter of 2008 and $28.4 million for the fourth quarter of 2008.  The increase in the net interest income compared to the first quarter of 2008 primarily reflects aggressive deposit repricing in response to the rate reductions initiated by the Federal Reserve, partially offset by higher foregone interest on nonaccrual loans, a reduction in loan fees and one less calendar day in the first quarter of 2009.

The decrease in the net interest income on a linked quarter basis partially reflects two less calendar days in the first quarter.  Additionally, the fourth quarter of 2008 was favorably impacted by a $784,000 interest recovery attributable to the resolution of a problem loan, which we acquired in one of our bank acquisitions several years ago.  Lower foregone interest on nonaccrual loans and an increase in loan fees partially offset the decline in net interest income.

For the first quarter of 2009, taxable-equivalent interest income decreased $7.7 million, or 19.6%, over the first quarter in 2008 and $2.2 million, or 7.1%, from the linked quarter.  Taxable equivalent interest income was unfavorably impacted by the lower rate environment in 2008, the higher level of foregone interest on non-performing loans and a decline in loan fees, all of which resulted in lower yields on our earning assets.  These factors produced a 95 basis point decline in the yield on earning assets, which decreased from 6.87% in the first quarter of 2008 to 5.92% in the comparable period in 2009.  This yield declined 35 basis points when compared to the linked quarter.

Interest income is expected to decline further throughout 2009, reflecting the lower interest rate environment stemming from reductions in the Federal Reserve’s target rate throughout 2008, and the continued impact of foregone interest income associated with the current level of nonperforming assets.

Interest expense decreased $8.2 million, or 66.9%, from the first quarter of 2008, and $1.4 million, or 26.0%, from the linked quarter.  The decrease was experienced in interest on deposits and short-term borrowings, primarily as a result of lower average interest rates and a favorable shift in the deposit mix.  Management responded aggressively to the reductions in the Federal Reserve’s target rate, which began in September 2007 and continued throughout 2008.  We continue to believe the overall impact of the rate reductions have been successfully neutralized by us aggressively lowering our deposit rates.

Our interest rate spread (defined as the average federal taxable-equivalent yield on earning assets less the average rate paid on interest bearing liabilities) increased from 4.28% in the first quarter of 2008 to 4.98% in the comparable period of 2009.  The increase was primarily attributable to the rapid repricing of our deposit base in 2008, which more than offset the adverse impact of lower rates and higher foregone interest.

Our net interest margin (defined as federal taxable-equivalent net interest income divided by average earning assets) was 5.16% in the first three months of 2009, versus 4.73% for the comparable quarter in 2008.  The increase in the net interest margin compared to the first quarter of 2008 primarily reflects aggressive deposit repricing in response to the rate reductions initiated by the Federal Reserve, partially offset by higher foregone interest on nonaccrual loans, a reduction in loan fees and one less calendar day in the first quarter of 2009.  The net interest margin in the current quarter declined 10 basis points from the 5.26% posted for the linked quarter.  The interest recovery recorded on the resolution of a problem loan added 15 basis points to the margin in the fourth quarter of 2008.   The improvement in the margin over the linked quarter (after adjusting for the interest recovery in the fourth quarter) is attributable to the aggressive deposit repricing.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2009 was $8.4 million compared to $12.5 million in the fourth quarter of 2008 and $4.1 million for the first quarter of 2008.  The provision for the current quarter reflects an increase in problem loans, including a higher level of impaired loans, and an increase in loan loss factors.  The reduction in our loan loss provision compared to the prior quarter is generally due to a slowdown in the level of loans migrating to nonaccrual status.  A lower level of net charge-offs also contributed to the decline.  Net charge-offs in the first quarter of 2009 totaled $5.2 million, or 1.08%, of average loans compared to $6.0 million, or 1.24% in the fourth quarter and $1.9 million, or .41% in the first quarter of 2008.  At quarter-end, the allowance for loan losses was 2.04% of outstanding loans (net of overdrafts) and provided coverage of 35% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands, except per share data)	2009	2008	2008
CHARGE-OFFS
Commercial, Financial and Agricultural	$857	$331	$636
Real Estate - Construction	320	1,774	572
Real Estate - Commercial Mortgage	1,002	293	126
Real Estate - Residential	1,975	2,264	176
Consumer	2,117	1,993	1,170
Total Charge-offs	6,271	6,655	2,680

RECOVERIES
Commercial, Financial and Agricultural	74	68	139
Real Estate - Construction	385	-	-
Real Estate - Commercial Mortgage	-	-	1
Real Estate - Residential	58	128	3
Consumer	512	422	606
Total Recoveries	1,029	618	749

Net Charge-offs	$5,242	$6,037	$1,931

Net Charge - Off's ( Annualized)	1.08%	1.24%	0.41%
as a percent of Average
Loans Outstanding, Net of
Unearned Interest

Noninterest Income

Noninterest income increased $731,000, or 5.5%, over the linked fourth quarter and declined $3.8 million, or 21.1% from the first quarter of 2008.  Compared to the prior quarter, the increase is primarily due to higher mortgage banking fees ($292,000) and bank card fees ($476,000).  Compared to the comparable prior year quarter, the decline is due to a $2.4 million gain from the redemption of Visa shares, which was recognized in the first quarter of 2008, and a lower level of merchant fees attributable to the sale of a portion of the merchant services portfolio, which occurred in third quarter of 2008.

Noninterest income represented 34.22% of operating revenues in the first quarter of 2009 compared to 32.42% in the prior quarter and 40.22% in the first quarter of 2008.

The table below reflects the major components of noninterest income.

	Three Months Ended,
(Dollars in Thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Noninterest Income:
Service Charges on Deposit Accounts	$6,698	$6,807	$6,765
Data Processing Fees	870	937	813
Asset Management Fees	970	935	1,150
Retail Brokerage Fees	493	630	469
Investment Security Gains	-	3	65
Mortgage Banking Revenues	584	292	494
Merchant Service Fees(1)	958	650	2,208
Interchange Fees(1)	1,056	1,007	1,009
ATM/Debit Card Fees(1)	863	744	744
Other	1,550	1,306	4,082

Total Noninterest Income	$14,042	$13,311	$17,799

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees declined $110,000, or 1.6%, from the linked fourth quarter and decreased $68,000, or 1.0%, from the first quarter of 2008.  The decline for the current quarter compared to both periods is primarily due to a variance in the number of processing days.

Asset Management Fees.  Fees from asset management activities increased $35,000, or 3.7%, from the linked fourth quarter and decreased $180,000, or 15.7%, from the first quarter of 2008.  The increase compared to the prior linked quarter is due to improvement in new business – the decline in revenues compared to the first quarter of 2008 is due to lower asset values for discretionary managed accounts reflecting market de-valuation that occurred during the second half  2008.  At March 31, 2009, assets under management totaled $628.9 million compared to $664.7 million at year-end 2008 and $758.7 million at the end of the first quarter of 2008.

Mortgage Banking Fees.  Mortgage banking fees increased $292,000, or 100.2%, over the linked fourth quarter and increased $90,000, or 18.3%, over the first quarter of 2008.  The increase for both periods was due to higher secondary market loan production which realized increases of 82% and 21% over the comparable periods, respectively, reflective of an increase in homeowner refinance activity.

Bank Card Fees.  Bank card fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $476,000, or 19.8%, over the linked fourth quarter and decreased $1.1 million, or 27.4%, from the first quarter of 2008.  Compared to the prior quarter, the increase is primarily due to a lower level of merchant fees and ATM fee adjustments implemented in early 2009. The decline from the prior year comparable period reflects a lower level of merchant fees attributable to the sale of a portion of the merchant services portfolio, which occurred in third quarter of 2008.

Other.  Other income increased $244,000, or 18.7%, from the linked quarter and decreased $2.5 million, or 62.0%, from the first quarter of 2008.  A higher income accrual for an equity investment and miscellaneous recoveries drove the improvement compared to the prior quarter.  A $2.4 million gain from the redemption of Visa shares recognized in the first quarter of 2008 was the primary reason for the decline from the prior year comparable period.

Noninterest Expense

Noninterest expense increased $1.3 million, or 4.0%, from the linked fourth quarter and $2.5 million, or 8.3%, from the first quarter of 2008.  Compared to the prior quarter, the increase was due to higher compensation expense of $1.7 million, primarily reflective of an increase in pension plan expense ($904,000) and associate salary expense ($649,000).  Compared to the first quarter of 2008, the impact of a one-time entry in 2008 of $1.1 million to reverse a portion of our Visa litigation accrual, higher pension expense in 2009 of $1.0 million, the reversal of $577,000 in accrued expense for our 2011 Incentive Plan (terminated in the first quarter of 2008), and an increase in 2009 FDIC insurance premiums of $0.7 million drove the unfavorable variance.  These increases in expense were partially offset by lower occupancy expense of $0.3 million and intangible amortization expense of $0.4 million.

The table below reflects the major components of noninterest expense.

	Three Months Ended
(Dollars in Thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Noninterest Expense:
Salaries	$13,141	$12,335	$13,003
Associate Benefits	4,096	3,157	2,601
Total Compensation	17,237	15,492	15,604

Premises	2,345	2,503	2,362
Equipment	2,338	2,368	2,582
Total Occupancy	4,683	4,871	4,944

Legal Fees	839	732	503
Professional Fees	960	1,274	871
Processing Services	908	1,022	863
Advertising	856	1,197	779
Travel and Entertainment	295	390	333
Printing and Supplies	477	460	515
Telephone	569	541	593
Postage	418	419	430
Intangible Amortization	1,011	1,308	1,459
Interchange Fees	737	508	1,849
Courier Service	138	101	127
Miscellaneous	3,129	2,687	928
Total Other	10,337	10,639	9,250

Total Noninterest Expense	$32,257	$31,002	$29,798

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefit expense increased $1.7 million, or 11.3%, from the linked fourth quarter primarily due to higher associate salaries ($649,000) and pension expense ($904,000).  The increase in pension cost is primarily due to a decline in the value of pension assets during 2008.  The increase in associate salary expense reflects annual merit raises, but more significantly a higher accrual for performance incentives, which is typical in the first quarter as incentive plan expense is reset to its par level and then subsequently adjusted throughout the year based on actual performance.  Compared to the first quarter of 2008, salaries and benefit expense increased $1.6 million, or 10.5%, due to pension expense of $1.0 million and the impact of the reversal of $577,000 in accrued expense during the first quarter of 2008 related to the termination of our 2011 Incentive Plan.  Year over year, associate salary expense increased $138,000, or 1.1%, reflective of a $356,000 increase in performance incentives and a $16,000 increase in associate base salaries, partially offset by favorable variances in realized loan cost of $183,000 and associate overtime wages of $38,000.  Annual merit raises provided to associates over the past year have been significantly offset by normal attrition and improved efficiencies which have resulted in a reduction in our associate headcount since the first quarter of 2008.

Occupancy.  Occupancy expense (including premises and equipment) decreased $188,000, or 3.9%, from the linked fourth quarter and $261,000, or 5.3%, from the first quarter of 2008, with the variance for both periods driven by lower expense for maintenance and repairs (premises and equipment).  Some larger capitalized assets that became fully depreciated or amortized in late 2008 also contributed to the variance year over year for both depreciation expense and software license expense.

Other.  Other noninterest expense decreased $302,000, or 2.8%, from the linked quarter primarily due to lower intangible amortization expense reflecting the full amortization of one core deposit asset.  Compared to the first quarter of 2008, other noninterest expense increased $1.4 million, or 15.0%, due to the impact of a one-time entry of $1.1 million in the first quarter of 2008 to reverse a portion of our Visa litigation accrual, and higher other real estate owned expense.

The operating net noninterest expense ratio (expressed as noninterest income minus noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of average assets) was 2.81% for the first quarter of 2009 compared to 2.65% for the linked fourth quarter of 2008 and 1.60% for the first quarter of 2008.  Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 75.07% for the first quarter of 2009 compared to 71.21% for the linked fourth quarter of 2008 and 63.15% for the first quarter of 2008.  The variance in these metrics compared to prior year is primarily due to the impact of the aforementioned Visa related entries during the first quarter of 2008.

Income Taxes

We realized a tax benefit of $280,000 for the first quarter of 2009 compared to a tax benefit of $738,000 for the linked fourth quarter of 2008.  The tax benefit realized for both periods reflects the impact of a higher level of permanent book/tax differences (primarily tax exempt income) in relation to our book operating profit.  For the first quarter of 2008, we realized income tax expense of $3.0 million, which includes a $425,000 reduction in tax reserves attributable to the favorable resolution of a tax contingency.  The effective tax rate for the first quarter of 2008 was 29.44%.

FINANCIAL CONDITION

Average assets increased $23.6 million, or 1.0%, to $2.487 billion for the quarter-ended March 31, 2009 from $2.463 billion in the fourth quarter of 2008 and decreased $159.5 million, or 6.0%, from the comparable quarter in 2008.  Average earning assets were $2.166 billion for the first quarter, an increase of $15.4 million, or 0.7% from the fourth quarter of 2008, and a decrease of $135.2 million, or 5.9% from the first quarter of 2008.  Compared to the first quarter of 2008, the decrease in earning assets primarily reflects a reduction in short-term investments driven by the decline in client deposits (see discussion below), partially offset by a $54.5 million increase in average loans and a $6.5 million increase in investment securities.  The loan pipelines increased during the second half of 2008 due to the efforts of our bankers to reach clients who are interested in moving or expanding their banking relationships.  Year over year, growth was primarily attributable to commercial real estate mortgages and home equity loans.  The increase from the fourth quarter is primarily attributable to a $24.0 million increase in the loan portfolio, which was partially funded by a reduction of $6.4 million in short-term investments.

Funds Sold

The Bank maintained an average net overnight fund (deposits with banks plus fed funds sold less fed funds purchased) purchased position of $33.9 million during the first quarter as compared to an average net overnight funds purchased position of $18.0 million in the fourth quarter.  The increase in the net funds purchased position primarily reflects growth in the loan portfolio partially offset by deposit growth.

Investment Securities

Our investment portfolio is a significant component of our liquidity and asset/liability management efforts.  As of March 31, 2009, the average investment portfolio decreased $2.1 million, or 1.1%, from the fourth quarter of 2008.  We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2009, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At March 31, 2009 and December 31, 2008, shareowners’ equity included a net unrealized gain of $2.6 million and $2.3 million, respectively.  Investment securities totaling $6.5 million have an unrealized loss totaling $59,000 and have been in a loss position for less than 12 months.  $2.7 million of our investment securities have an unrealized loss totaling $20,000 and have been in a loss position for more than 12 months.  These securities are primarily mortgage-backed securities that are in a loss position because they were acquired when the general level of interest rates was lower than that on March 31, 2009.  We believe that these securities are only temporarily impaired and that the full principal will be collected as anticipated; therefore we do not consider these securities to be other-than-temporarily impaired at March 31, 2009.

Loans

Average loans increased $54.5 million, or 2.9%, from the comparable period in 2008.  The loan portfolio was relatively flat for the first half of 2008.  Over the past three quarters, net loan growth has been driven by both higher levels of loan production for commercial real estate, home equity, and indirect auto loans, and the impact of a slowdown in loan principal pay-downs and pay-offs.  Average loans have also increased from the fourth quarter of 2008 by $24.0 million, or 1.2%.

We have been encouraged by the growth in our loan balances, which reflects continued focus on the sales and service efforts of our bankers.  This trend also reflects the diversity of our loan products and the variety of quality lending opportunities that we believe our banking relationships and markets continue to offer.  While we strive to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner.  Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

Nonperforming Assets

Nonperforming assets of $126.8 million increased from the linked fourth quarter by $18.9 million and from the first quarter of 2008 by $85.7 million.  Nonaccrual loans increased $13.3 million and $74.8 million, respectively, over the same periods.  A large portion of the increase in nonaccrual loans in the first quarter of 2009 is due to the addition of three large real estate loan relationships, including a student housing development ($5.5 million) and two residential single-family developments ($5.8 million).  Vacant residential land loans represented 48% of our nonaccrual balance at quarter end.  In aggregate, a reserve equal to approximately 29% has been allocated to these land loans.  Restructured loans totaled $5.2 million at the end of the first quarter reflecting an increase of $3.5 million over year-end and $3.2 million over first quarter 2008.  Other real estate owned totaled $11.4 million at the end of the quarter compared to $9.2 million at year-end 2008 and $3.8 million at the end of the first quarter of 2008.  Nonperforming assets represented 6.39% of loans and other real estate at the end of the first quarter compared to 5.48% at year-end 2008 and 2.14% at the end of the first quarter of 2008.

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

The allowance for loan losses was $40.2 million at March 31, 2009 compared to $37.0 million at December 31, 2008.  The allowance for loan losses was 2.04% of outstanding loans (net of overdrafts) and provided coverage of 35% of nonperforming loans at March 31, 2009 compared to 1.89% and 38%, respectively, at year-end 2008.  The increase in our allowance for the current period is due to a higher level of impaired loan reserves, primarily for new nonaccrual loans.  Higher loan loss factors and an increase in the level of problem loans also increased the level of required general reserves.  It is management’s opinion that the allowance at March 31, 2009 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $1.946 billion for the first quarter, a decrease of $191.5 million, or 8.9%, from the first quarter of 2008.  The decline from the first quarter of 2008 reflects a lower level of NOW account balances (primarily public funds and legal settlement accounts), money market account balances and certificates of deposit balances.

Public funds deposits began to decline in the second half of 2008 leveling-off late in the fourth quarter.  We believe the decline in the public funds is partially attributable to certain public entity clients seeking higher yield.  Compared to the first quarter of 2008, a majority of the decrease in deposits has been realized in the money market and certificates of deposit categories.  The decrease in the money market accounts is due to lower balances maintained by both businesses and individuals, which we believe is attributable to lower rates and distressed economic conditions.  We believe the decline in the certificate of deposit category reflects a combination of proceeds migrating to other deposit categories, as well as transferring to higher rate paying competitors.  Despite the disruption in the market, we continue to pursue prudent pricing discipline and have chosen not to compete with higher rate paying competitors for these deposits.

Compared to the linked quarter, average deposits have increase $11.5 million, or 0.6%. The linked quarter increase in deposits reflects higher public funds accounts, primarily in negotiated accounts and certificates of deposit, which have been partially offset by declining money market balances.

MARKET RISK AND INTEREST RATE SENSITIVITY

Overview

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset/Liability Management Committee (ALCO).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan, and deposit products.

We prepare a current base case and four alternative simulations, at least once a quarter, and report the analysis to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	10.0%	7.5%	5.0%	5.0%
March 31, 2009	2.3%	1.9%	1.7%	-0.0%
December 31, 2008	1.4%	1.6%	1.2%	-1.4%

The Net Interest Income at Risk position improved, when compared to the linked quarter, for both the “down rate” and “up rate” scenarios.  All scenarios indicate a positive change in net interest income with the exception of the down 100 bp level scenario, which indicates no change.  All of the above measures of net interest income at risk remained well within prescribed policy limits.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	12.5%	10.0%	7.5%	7.5%
March 31, 2009	0.4%	2.4%	2.5%	-3.4%
December 31, 2008	0.8%	2.3%	1.9%	-4.1%

Our risk profile, as measured by EVE, improved since the fourth quarter of 2008 for both the “down rate” and “up rate” scenarios, with the exception of the +300 bp level, which reported a slight decline.  Although assumed to be unlikely, our largest exposure is at the -100 bp level, with a measure of -3.4%.  All of the above measures of economic value of equity are well within prescribed policy limits.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

General.  Liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies, which are formulated and monitored by our Asset Liability Committee (ALCO) and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  Our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future liquidity needs.

Overall, we have the ability to generate $718 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  The Bank has the ability to declare and pay up to $50 million in dividends to the parent for the remainder of 2009, more than meeting our ongoing financial obligations.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity currently available to us is considered sufficient to meet the ongoing needs.
We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is two years and as of year-end had a net unrealized pre-tax gain of $2.6 million.

We maintained an average net overnight funds (deposits with banks plus Fed funds sold less Fed funds purchased) purchased position of $33.9 million during the first quarter of 2009 compared to an average net overnight funds purchased position of $18.0 million in the fourth quarter of 2008 and an average overnight funds sold position of $186.8 million in the first quarter of 2008.  The unfavorable variance in the funds position primarily reflects a decline in deposit balances, coupled with growth in the loan portfolio.

Capital expenditures are expected to approximate $20.0 million over the next nine months, which consist primarily of new banking office construction, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings.  At March 31, 2009, advances from the FHLB consisted of $53.3 million in outstanding debt and 45 notes.  For the first three months of the year, the Bank made FHLB advance payments totaling approximately $15.8 million and obtained three new FHLB advances totaling $17.7 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $275.5 million as of March 31, 2009, compared to $278.8 million as of December 31, 2008.  Management continues to monitor our capital position in relation to our level of assets with the objective of maintaining a strong capital position.  The leverage ratio was 11.25% at March 31, 2009 compared to 11.51% at December 31, 2008.  Further, the risk-adjusted capital ratio of 14.40% at March 31, 2009 exceeds the 8.0% minimum requirement and the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.  As allowed by the Federal Reserve Board capital guidelines, the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier 1 capital in our capital calculations.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Dividends declared and paid during the first quarter of 2009 totaled $.190 per share compared to $.185 per share for the first quarter of 2008, an increase of 2.7%.  The dividend payout ratios for the first quarter ended 2009 and 2008 were 468.5% and 43.8%, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  At March 31, 2009, these regulations and covenants did not impair CCBG’s ability to declare and pay dividends or to meet other existing obligations in the normal course of business.  During 2009, the Bank may declare and pay dividends to the parent company in an amount which approximates the Bank’s current year earnings and, in addition, the Bank has received authorization from the Office of Financial Regulation to declare and pay dividends totaling up to $60 million on or before December 31, 2009.

During the first three months of 2009, shareowners’ equity decreased $3.3 million, or 4.7%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $.7 million, the issuance of common stock of $.6 million, and an increase in the unrealized gain on investment securities of $.3 million.  Equity was reduced by dividends paid during the first three months by $3.3 million, or $.190 per share, and the repurchase/retirement of common stock of $1.6 million.  At March 31, 2009, our common stock had a book value of $16.18 per diluted share compared to $16.27 at December 31, 2008.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share.  We repurchased 145,888 shares of our common stock during the first quarter of 2009 at a weighted average purchase price of $10.65.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2009, we had $422.8 million in commitments to extend credit and $19.6 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a charge to the provision for loan losses.  Provisions are made to reserve for estimated losses in loan balances.  The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy.  The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period.  A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

Intangible Assets.  Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit.  Significant changes to our estimates, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period.  A goodwill impairment charge would not adversely affect the calculation of our risk based and tangible capital ratios.  Our annual review for impairment determined that no impairment existed at December 31, 2008.  Because the book value of our equity was below our market capitalization as of March 31, 2009, we considered the guidelines set forth in SFAS No. 142 to discern whether further testing for potential impairment was needed.  Based on this assessment, we concluded that no further testing for impairment was needed as of March 31, 2009.

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

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government Agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  We anticipate using a rate of return on plan assets of 8.0% for 2009.

The assumed rate of annual compensation increases is based on expected trends in salaries and the employee base.  We used a rate of 5.50% in 2008 and do not expect this assumption to change materially in 2009.

Information on components of our net periodic benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
(Taxable Equivalent Basis - Dollars in Thousands)	March 31, 2009			December 31, 2008			March 31, 2008
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans, Net of Unearned Interest(1)(2)	$1,964,086	$29,724	6.14%	$1,940,083	$31,772	6.52%	$1,909,574	$35,452	7.47%
Taxable Investment Securities	90,927	776	3.43	90,296	813	3.59	94,786	1,108	4.67
Tax-Exempt Investment Securities(2)	101,108	1,133	4.48	103,817	1,252	4.82	90,790	1,207	5.32
Funds Sold	10,116	3	0.13	16,645	32	0.74	206,313	1,574	3.02
Total Earning Assets	2,166,237	31,636	5.92%	2,150,841	33,869	6.27%	2,301,463	39,341	6.87%
Cash and Due From Banks	76,826			76,027			94,247
Allowance for Loan Losses	(38,007)			(30,347)			(18,227)
Other Assets	281,869			266,798			268,991
TOTAL ASSETS	$2,486,925			$2,463,318			$2,646,474

LIABILITIES
NOW Accounts	$719,265	$225	0.13%	$684,246	$636	0.37%	$773,891	$3,440	1.79%
Money Market Accounts	321,562	190	0.24	360,940	716	0.79	389,828	2,198	2.27
Savings Accounts	118,142	14	0.05	117,311	28	0.09	113,163	34	0.12
Other Time Deposits	392,006	2,066	2.14	379,266	2,468	2.59	467,280	4,809	4.14
Total Interest Bearing Deposits	1,550,975	2,495	0.65	1,541,763	3,848	0.99	1,744,162	10,481	2.42
Short-Term Borrowings	85,318	68	0.32	69,079	110	0.62	68,095	521	3.06
Subordinated Notes Payable	62,887	927	5.89	62,887	937	5.83	62,887	931	5.96
Other Long-Term Borrowings	53,221	568	4.33	53,261	587	4.39	27,644	331	4.82
Total Interest Bearing Liabilities	1,752,401	4,058	0.94%	1,726,990	5,482	1.26%	1,902,788	12,264	2.59%
Noninterest Bearing Deposits	406,380			404,103			404,712
Other Liabilities	46,510			29,998			42,170
TOTAL LIABILITIES	2,205,291			2,161,091			2,349,670

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	281,634			302,227			296,804

TOTAL LIABILITIES & EQUITY	$2,486,925			$2,463,318			$2,646,474

Interest Rate Spread			4.98%			5.01%			4.28%
Net Interest Income		$27,578			$28,387			$27,077
Net Interest Margin(3)			5.16%			5.26%			4.73%

(1)	Average balances include nonaccrual loans. Interest income includes fees on loans of $381,000 and $696,000, for the three months ended March 31, 2009 and 2008, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2009, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program(1)	Maximum Number of shares that may yet be purchased under our share repurchase program

January 1, 2009 to January 31, 2009	-	-	2,374,242	297,633
February 1, 2009 to February 28, 2009	3,900	11.11	2,378,142	293,733
March 1, 2009 to March 31, 2009	141,988	10.35	2,520,130	151,745
Total	145,888	$10.65	2,520,130	151,745

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

Date: May 7, 2009

                                                             -32-