Form 10-Q
period 2009-08-09
CAPITAL CITY BANK GROUP INC
filed 2009-08-10
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

At July 31, 2009,17,024,508 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2009

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

PART I. FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(Dollars In Thousands, Except Share Data)	June 30, 2009	December 31, 2008
ASSETS
Cash and Due From Banks	$92,394	$88,143
Federal Funds Sold and Interest Bearing Deposits	2,016	6,806
Total Cash and Cash Equivalents	94,410	94,949

Investment Securities, Available-for-Sale	194,002	191,569

Loans, Net of Unearned Interest	1,977,063	1,957,797
Allowance for Loan Losses	(41,782)	(37,004)
Loans, Net	1,935,281	1,920,793

Premises and Equipment, Net	109,050	106,433
Goodwill	84,811	84,811
Other Intangible Assets	6,051	8,072
Other Assets	102,234	82,072
Total Assets	$2,525,839	$2,488,699

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$424,125	$419,696
Interest Bearing Deposits	1,581,805	1,572,478
Total Deposits	2,005,930	1,992,174

Short-Term Borrowings	73,989	62,044
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	52,354	51,470
Other Liabilities	57,973	41,294
Total Liabilities	2,253,133	2,209,869

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,009,676 and 17,126,997 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	170	171
Additional Paid-In Capital	35,698	36,783
Retained Earnings	257,828	262,890
Accumulated Other Comprehensive Loss, Net of Tax	(20,990)	(21,014)
Total Shareowners' Equity	272,706	278,830
Total Liabilities and Shareowners' Equity	$2,525,839	$2,488,699

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in Thousands, Except Per Share Data)	2009	2008	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$29,742	$33,422	$59,279	$68,677
Investment Securities:
U.S. Treasuries	157	182	319	349
U.S. Government. Agencies	501	665	1,031	1,426
States and Political Subdivisions	695	781	1,432	1,567
Other Securities	84	182	168	361
Federal Funds Sold	1	1,028	4	2,603
Total Interest Income	31,180	36,260	62,233	74,983

INTEREST EXPENSE
Deposits	2,500	7,162	4,995	17,643
Short-Term Borrowings	88	296	156	817
Subordinated Notes Payable	931	931	1,858	1,862
Other Long-Term Borrowings	566	396	1,134	727
Total Interest Expense	4,085	8,785	8,143	21,049

NET INTEREST INCOME	27,095	27,475	54,090	53,934
Provision for Loan Losses	8,426	5,432	16,836	9,574
Net Interest Income After Provision For Loan Losses	18,669	22,043	37,254	44,360

NONINTEREST INCOME
Service Charges on Deposit Accounts	7,162	7,060	13,860	13,825
Data Processing	896	812	1,766	1,625
Asset Management Fees	930	1,125	1,900	2,275
Securities Transactions	6	30	6	95
Mortgage Banking Fees	902	506	1,486	1,000
Bank Card Fees	2,666	3,908	5,542	7,869
Other	2,072	2,277	4,116	6,828
Total Noninterest Income	14,634	15,718	28,676	33,517

NONINTEREST EXPENSE
Salaries and Associate Benefits	16,049	15,318	33,286	30,922
Occupancy, Net	2,540	2,491	4,885	4,853
Furniture and Equipment	2,304	2,583	4,642	5,165
Intangible Amortization	1,010	1,459	2,021	2,917
Other	11,027	8,905	20,353	16,697
Total Noninterest Expense	32,930	30,756	65,187	60,554

INCOME BEFORE INCOME TAXES	373	7,005	743	17,323
Income Tax (Benefit) Expense	(401)	2,195	(681)	5,233

NET INCOME	$774	$4,810	$1,424	$12,090

Basic Net Income Per Share	$0.04	$0.28	$0.08	$0.70
Diluted Net Income Per Share	$0.04	$0.28	$0.08	$0.70

Average Basic Shares Outstanding	17,009,672	17,146,395	17,059,175	17,158,312
Average Diluted Shares Outstanding	17,010,157	17,146,837	17,059,741	17,159,052

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

Balance, December 31, 2008	17,126,997	$171	$36,783	$262,890	$(21,014)	$278,830
Comprehensive Income:
Net Income	-	-	-	1,424	-	1,424
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	24	24
Total Comprehensive Income	-	-	-			1,448
Cash Dividends ($.38 per share)	-	-	-	(6,486)	-	(6,486)
Stock Performance Plan Compensation	-	-	(154)	-	-	(154)
Issuance of Common Stock	28,567	-	629	-	-	629
Repurchase of Common Stock	(145,888)	(1)	(1,560)	-	-	(1,561)

Balance, June 30, 2009	17,009,676	$170	$35,698	$257,828	$(20,990)	$272,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

(Dollars in Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,424	$12,090
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	16,836	9,574
Depreciation	3,350	3,447
Net Securities Amortization	1,044	337
Amortization of Intangible Assets	2,021	2,917
Gain on Securities Transactions	(6)	(95)
Origination of Loans Held-for-Sale	(56,294)	(32,269)
Proceeds From Sales of Loans Held-for-Sale	58,927	35,931
Net Gain From Sales of Loans Held-for-Sale	(1,486)	(1,000)
Non-Cash Compensation	-	17
Increase in Deferred Income Taxes	2,061	(730)
Net (Increase) Decrease in Other Assets	(12,870)	7,922
Net Increase (Decrease) in Other Liabilities	20,653	(1,387)
Net Cash Provided By Operating Activities	35,660	36,754

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(40,544)	(49,001)
Sales	1,986	3,508
Payments, Maturities, and Calls	35,184	49,846
Net Increase in Loans	(46,025)	(13,216)
Purchase of Premises & Equipment	(5,969)	(7,395)
Proceeds From Sales of Premises & Equipment	2	-
Net Cash Used In Investing Activities	(55,366)	(16,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	13,757	20,582
Net Increase (Decrease) in Short-Term Borrowings	11,950	(1,343)
Increase in Other Long-Term Borrowings	2,666	11,623
Repayment of Other Long-Term Borrowings	(1,788)	(1,504)
Dividends Paid	(6,486)	(6,214)
Repurchase of Common Stock	(1,561)	(2,414)
Issuance of Common Stock	629	535
Net Cash Provided by Financing Activities	19,167	21,265

NET CHANGE IN CASH AND CASH EQUIVALENTS	(539)	41,761

Cash and Cash Equivalents at Beginning of Period	94,949	259,697
Cash and Cash Equivalents at End of Period	$94,410	$301,458

Supplemental Disclosure:
Interest Paid on Deposits	$5,181	$18,607
Interest Paid on Debt	$3,153	$3,391
Taxes Paid	$5,643	$8,961
Loans Transferred to Other Real Estate Owned	$13,553	$4,467
Issuance of Common Stock as Non-Cash Compensation	$154	$-

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2009
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$27,899	$297	$-	$28,196
U.S. Government Agencies	5,597	61	-	5,658
States and Political Subdivisions	105,925	1,420	68	107,277
Residential Mortgage-Backed Securities	39,493	677	18	40,152
Other Securities(1)	12,719	-	-	12,719
Total Investment Securities	$191,633	$2,455	$86	$194,002

	December 31, 2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$29,094	$577	$-	$29,671
U.S. Government Agencies	7,091	180	-	7,271
States and Political Subdivisions	100,370	1,224	32	101,562
Residential Mortgage-Backed Securities	39,860	332	116	40,076
Other Securities(1)	12,882	107	-	12,989
Total Investment Securities	$189,297	$2,420	$148	$191,569

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.9 million and $4.8 million, respectively, at June 30, 2009, and $7.0 million and $4.8 million, respectively, at December 31, 2008. Also, balance includes a bank preferred stock issue recorded at $1.0 million and $1.1 million at June 30, 2009 and December 31, 2008, respectively.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $6.9 million which is included in other securities is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Maturity Distribution. As of June 30, 2009, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$80,324	$81,143
Due after one through five years	96,207	97,682
Due after five through ten years	1,833	1,847
Due over ten years	1,550	1,611
No Maturity	11,719	11,719
Total Investment Securities	$191,633	$194,002

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2009	December 31, 2008
Commercial, Financial and Agricultural	$201,589	$206,230
Real Estate-Construction	153,507	141,973
Real Estate-Commercial	686,420	656,959
Real Estate-Residential(1)	448,216	481,034
Real Estate-Home Equity	235,473	218,500
Real Estate-Loans Held-for-Sale	7,369	3,204
Consumer	244,489	249,897
Loans, Net of Unearned Interest	$1,977,063	$1,957,797

(1)	Includes loans in process with outstanding balances of $8.4 million and $13.9 million for June 30, 2009 and December 31, 2008, respectively.

Net deferred fees included in loans at June 30, 2009 and December 31, 2008 were $2.0 million and $1.9 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30 was as follows:

(Dollars in Thousands)	2009	2008
Balance, Beginning of Period	$37,004	$18,066
Provision for Loan Losses	16,836	9,574
Recoveries on Loans Previously Charged-Off	1,604	1,287
Loans Charged-Off	(13,662)	(6,409)
Balance, End of Period	$41,782	$22,518

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	June 30, 2009		December 31, 2008
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$99,646	$18,483	$68,705	$15,901
Without Related Valuation Allowance	26,656	-	37,723	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $90.9 million and $92.9 million at June 30, 2009 and December 31, 2008, respectively.  Intangible assets were as follows:

	June 30, 2009		December 31, 2008
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$42,017	$47,176	$40,092
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	975	1,867	879
Total Intangible Assets	$133,854	$42,992	$133,854	$40,971

Net Core Deposit Intangibles:  As of June 30, 2009 and December 31, 2008, the Company had net core deposit intangibles of $5.1 million and $7.1 million, respectively.  Amortization expense for the first six months of 2009 and 2008 was approximately $2.0 million and $2.9 million, respectively.  Estimated annual amortization expense for 2009 is $3.8 million.

Goodwill:  As of June 30, 2009 and December 31, 2008, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Other:  As of June 30, 2009 and December 31, 2008, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.9 million and $1.0 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first six months of 2009 and 2008 was approximately $96,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2009 and December 31, 2008 was as follows:

(Dollars in Thousands)	June 30, 2009	December 31, 2008
NOW Accounts	$733,526	$758,976
Money Market Accounts	300,683	324,646
Savings Deposits	123,257	115,261
Other Time Deposits	424,339	373,595
Total Interest Bearing Deposits	$1,581,805	$1,572,478

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with SFAS No. 123R, "Share-Based Payment” (Revised) under the fair value method.

As of June 30, 2009, the Company had three stock-based compensation plans, consisting of the 2008 Associate Stock Incentive Plan ("ASIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the six months ended June 30, 2009 and 2008 was $81,000 and $208,000, respectively.  In the first quarter of 2008, under the provisions of an incentive plan substantially similar to the ASIP, the Company reversed approximately $577,000 in related stock compensation expense in conjunction with the termination of the Company’s 2011 strategic initiative.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of restricted stock.  The award for 2009 is tied to an internally established earnings goal.  The grant-date fair value of the shares eligible to be awarded in 2009 is approximately $718,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 53,795 shares are eligible for issuance.  There has been no expense recognized for the first six months of 2009 as results fell short of the earnings performance goal.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP.  To date, the Company has issued a total of 67,022 shares of common stock under the ASIP.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for the first six months of 2009 and 2008 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of June 30, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	60,384	$32.79	5.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2009	60,384	$32.79	5.4	$-
Exercisable at June 30, 2009	60,384	$32.79	5.4	$-

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 50,736 shares have been issued since the inception of the DSPP.  For the first six months 2009, the Company recognized approximately $14,000 in expense related to this plan.  For the first six months of 2008, the Company recognized approximately $21,000 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 96,757 shares have been issued since inception of the ASPP.  For the first six months of 2009, the Company recognized approximately $67,000 in expense related to the ASPP plan compared to $58,000 in expense for the same period in 2008.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	2009	2008

Discount Rate	6.00%	6.25%	6.00%	6.25%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,525	$1,279	$3,050	$2,558
Interest Cost	1,200	1,063	2,400	2,126
Expected Return on Plan Assets	(1,275)	(1,253)	(2,550)	(2,506)
Prior Service Cost Amortization	125	75	250	151
Net Loss Amortization	750	280	1,500	561
Net Periodic Benefit Cost	$2,325	$1,444	$4,650	$2,890

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2009	2008	2009	2008

Discount Rate	6.00%	6.25%	6.00%	6.25%

Service Cost	$5	$22	$10	$44
Interest Cost	74	56	148	111
Prior Service Cost Amortization	45	2	90	4
Net Loss Amortization	(5)	1	(11)	3
Net Periodic Benefit Cost	$119	$81	$237	$162

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of June 30, 2009, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$393
Standby Letters of Credit	$17

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

The Company reversed a portion of the Covered Litigation accrual in the amount of approximately $1.1 million to account for the establishment of a litigation escrow account by Visa Inc., the parent company of Visa U.S.A., in conjunction with Visa’s initial public offering during the first quarter of 2008.  This escrow account was established to pay the costs of the judgments and settlements from the Covered Litigation.  Approximately $0.8 million remains accrued for the contingent liability related to remaining Covered Litigation.

In October 2008 and July 2009, Visa Inc. funded additional amounts of $1.1 billion and $700 million into the litigation escrow account to fund the settlement of the Discover Financial Services litigation and additional pending litigation, which in effect reduced the exchange ratio for the Company’s Class B shares of Visa Inc.  While the Company could be required to separately fund its proportionate share of any Covered Litigation losses, it is expected that this litigation escrow account will be used to pay all or a substantial amount of the losses.

NOTE 10 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $1.4 million for the six months ended June 30, 2009 and $12.0 million for the comparable period in 2008.  The Company’s comprehensive income consists of net income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  The after-tax increase in net unrealized gains on securities totaled approximately $24,000 for the six months ended June 30, 2009.  The after-tax decrease in the net unrealized gains on securities totaled approximately $79,000 for the six months ended June 30, 2008.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the same comparable periods.  There was no change in the company’s pension liability for the period ended June 30, 2009 as this liability is adjusted on an annual basis at December 31st.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs(1)	Total Fair Value

Securities Available for Sale	$33,670	$147,613	$1,000	$182,283

(1)	Reflects one bank preferred stock issue of $1.0 million whose fair value has been determined based on an internal valuation model.

The change in the fair value of Level 3 securities from December 31, 2008 to June 30, 2009 primarily relates to the change in the unrealized gain for one security and was not material to the Company’s financial statements.

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2009.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $126.3 million, with a valuation allowance of $18.5 million, resulting in an additional provision for loan losses of $2.6 million for the six month period ended June 30, 2009.

Loans Held for Sale.  Loans held for sale were $7.4 million as of June 30, 2009.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a nonrecurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first six months of 2009, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $19.2 million during the six months ended June 30, 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized gross charge-offs to the allowance for loan losses totaling $5.7 million.  In addition, the Company recognized subsequent losses totaling $1.6 million for foreclosed assets that were re-valued during the six months ended June 30, 2009.  The carrying value of foreclosed assets was $19.7 million at June 30, 2009.

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

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The Company’s financial instruments that have estimated fair values are presented below:

	June 30, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$92,394	$92,394	$88,143	$88,143
Short-Term Investments	2,016	2,016	6,806	6,806
Investment Securities	194,002	194,002	191,569	191,569
Loans, Net of Allowance for Loan Losses	1,935,281	1,931,278	1,920,793	1,915,887
Total Financial Assets	$2,223,693	$2,219,690	$2,207,311	$2,202,405

Financial Liabilities:
Deposits	$2,005,930	$1,945,804	$1,992,174	$1,960,361
Short-Term Borrowings	73,989	73,239	62,044	61,799
Subordinated Notes Payable	62,887	60,984	62,887	63,637
Long-Term Borrowings	52,354	55,939	51,470	57,457
Total Financial Liabilities	$2,195,160	$2,135,966	$2,168,575	$2,143,254

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

SFAS No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may have occurred for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosure an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for the Company’s financial statement for periods ending after June 15, 2009.  SFAS 165 did not have a significant impact on the Company’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.”  SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R).”  SFAS 167 amends FIN 46 (Revised December 2003),  “Consolidation of Variable Interest Entities.”  to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement 162.”  SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”  and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS 168 will be effective for the Company’s financial statements for the periods ending after September 15, 2009.

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

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  The Company adopted the provisions of FSP 157-4 during the second quarter of 2009 and it did not significantly impact the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2  during the second quarter of 2009 and it did not significantly impact the Company’s financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in the Company’s interim financial statements for the second quarter of 2009.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5.  FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

QUARTERLY FINANCIAL DATA (UNAUDITED)
	2009		2008				2007
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third(1)	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$31,180	$31,053	$33,229	$34,654	$36,260	$38,723	$40,786	$41,299
Interest Expense	4,085	4,058	5,482	7,469	8,785	12,264	13,241	13,389
Net Interest Income	27,095	26,995	27,747	27,185	27,475	26,459	27,545	27,910
Provision for Loan Losses	8,426	8,410	12,497	10,425	5,432	4,142	1,699	1,552
Net Interest Income After Provision for Loan Losses	18,669	18,585	15,250	16,760	22,043	22,317	25,846	26,358
Noninterest Income	14,634	14,042	13,311	20,212	15,718	17,799	15,823	14,431
Noninterest Expense	32,930	32,257	31,002	29,916	30,756	29,798	31,614	29,919
Income Before Provision for Income Taxes	373	370	(2,441)	7,056	7,005	10,318	10,055	10,870
Provision for Income Taxes	(401)	(280)	(738)	2,218	2,195	3,038	2,391	3,699
Net Income	$774	$650	$(1,703)	$4,838	$4,810	$7,280	$7,664	$7,171
Net Interest Income (FTE)	$27,679	$27,578	$28,387	$27,802	$28,081	$27,078	$28,196	$28,517

Per Common Share:
Net Income Basic	$0.04	$0.04	$(0.10)	$0.29	$0.28	$0.42	$0.44	$0.41
Net Income Diluted	0.04	0.04	(0.10)	0.29	0.28	0.42	0.44	0.41
Dividends Declared	0.190	0.190	0.190	0.185	0.185	0.185	0.185	0.175
Diluted Book Value	16.03	16.18	16.27	17.45	17.33	17.33	17.03	16.95
Market Price:
High	17.35	27.31	33.32	34.50	30.19	29.99	34.00	36.40
Low	11.01	9.50	21.06	19.20	21.76	24.76	24.60	27.69
Close	16.85	11.46	27.24	31.35	21.76	29.00	28.22	31.20

Selected Average
Balances:
Loans	$1,974,197	$1,964,086	$1,940,083	$1,915,008	$1,908,802	$1,909,574	$1,908,069	$1,907,235
Earning Assets	2,175,281	2,166,237	2,150,841	2,207,670	2,303,971	2,301,463	2,191,230	2,144,737
Assets	2,506,352	2,486,925	2,463,318	2,528,638	2,634,771	2,646,474	2,519,682	2,467,703
Deposits	1,971,190	1,957,354	1,945,866	2,030,684	2,140,545	2,148,874	2,016,736	1,954,160
Shareowners’ Equity	277,114	281,634	302,227	303,595	300,890	296,804	299,342	301,536
Common Equivalent Shares:
Basic	17,010	17,109	17,125	17,124	17,146	17,170	17,444	17,709
Diluted	17,010	17,131	17,135	17,128	17,147	17,178	17,445	17,719

Ratios:
ROA	0.12%	0.11%	(0.28)%	0.76%	0.73%	1.11%	1.21%	1.15%
ROE	1.12%	0.94%	(2.24)%	6.34%	6.43%	9.87%	10.16%	9.44%
Net Interest Margin (FTE)	5.11%	5.16%	5.26%	5.01%	4.90%	4.73%	5.10%	5.27%
Efficiency Ratio	75.44%	75.07%	71.21%	59.27%	66.89%	63.15%	68.51%	66.27%
(1)	Includes $6.25 million ($3.8 million after-tax) one-time gain on sale of a portion of merchant services portfolio.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008
Efficiency ratio	77.83%	77.50%	70.22%	77.67%	68.29%
Effect of intangible amortization expense	(2.39)%	(2.43)%	(3.33)%	(2.41)%	(3.29)%
Operating efficiency ratio	75.44%	75.07%	66.89%	75.26%	65.00%

Reconciliation of operating net noninterest expense ratio:
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2009	2009	2008	2009	2008
Net noninterest expense as a percent of average assets	2.93%	2.97%	2.30%	2.95%	2.06%
Effect of intangible amortization expense	(0.16)%	(0.16)%	(0.23)%	(0.16)%	(0.22)%
Operating net noninterest expense as a percent of average assets	2.77%	2.81%	2.07%	2.79%	1.84%

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

Since 2007, the landscape of the U.S. financial services industry has changed dramatically, especially during the fourth quarter of 2008.  Lehman Brothers Holdings Inc. declared bankruptcy and many major U.S. financial institutions consolidated or were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, Washington Mutual, Inc., Federal Home Loan Mortgage Corporation and Federal National Mortgage Association.  In addition, the U.S. Federal Government provided a sizable loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG.

Much of our lending operations are in the State of Florida, which has been particularly hard hit in the current U.S. recession.  Evidence of the economic downturn in Florida is reflected in current unemployment statistics.  The Florida unemployment rate at June 2009 increased to 10.6% from 8.1% at the end of 2008 and 4.7% at the end of 2007.  A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

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

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  On November 13, 2008, we announced that we would not apply for funds available through the TARP Capital Purchase Program.  In March 2009, the U.S. Treasury announced a public-private investment program (commonly known as P-PIP), which is designed to (1) remedy the illiquidity in the secondary markets for certain mortgage-backed securities and (2) create a market for troubled loans on the balance sheets of U.S. banks and thrifts.  At this time, we have no plans to participate in the P-PIP.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts  held at participating FDIC insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee for deposit insurance coverage is an annualized 10 basis points assessed on a per quarter basis on amounts in covered accounts exceeding $250,000.  The FDIC has extended the debt guarantee program until October 31, 2009; however, the FDIC has imposed an additional 10 basis points surcharge for guaranteed debt issued on or after April 1, 2009.  On December 12, 2008, we announced that we would participate in both guarantee programs; however, since we did not issue any guaranteed debt under the program, we will be required to submit an application and obtain approval to participate in the extension of the debt guarantee program.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC.  Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions in order to begin recapitalizing the fund.  Effective April 1, 2009, insurance assessments were increased to a range from 0.07% to 0.78%, depending on an institution's risk classification and other factors.

In addition, the FDIC has imposed a 5 basis point special assessment on insured depository institutions to be paid on September 30, 2009, based on assets minus Tier 1 capital at June 30, 2009.  We expect the assessment to be approximately $1.2 million.  In addition, the FDIC has indicated that an additional assessment of up to five basis points later in 2009 is probable.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Financial Performance Highlights –

•
Net income for the second quarter of 2009 totaled $0.8 million ($0.04 per diluted share) compared to net income of $0.6 million ($0.04 per diluted share) for the first quarter of 2009 and $4.8 million ($0.28 per diluted share) for the second quarter of 2008.  Net income for the first six months of 2009 totaled $1.4 million ($0.08 per diluted share) compared to $12.1 million ($0.70 per diluted share) for the comparable period of 2008.

•
Net income for the second quarter and first half of 2009 reflects loan loss provisions of $8.4 million ($0.30 per diluted share) and $16.8 million ($0.61 per diluted share), respectively, and a one-time special FDIC assessment of approximately $1.2 million ($0.04 per diluted share) recorded in the second quarter.

•
Tax equivalent net interest income for the second quarter of 2009 was $27.7 million compared to $27.6 million for the first quarter of 2009 and $28.1 million for the second quarter of 2008.  For the first half of 2009, tax equivalent net interest income totaled $55.3 million compared to $55.2 million in 2008.

•
Noninterest income increased $0.6 million, or 4.2%, from the prior linked quarter due to higher deposit fees and mortgage banking fees.  Year over year, noninterest income declined $1.1 million, or 6.9%, and $4.8 million, or 14.4%, for the three and six-month periods, respectively, due to lower merchant fees reflective of the sale of a major portion of our merchant services portfolio in July 2008.  A $2.4 million pre-tax gain from the redemption of Visa shares realized in the first quarter of 2008 also impacted the unfavorable variance for the six month period.

•
Noninterest expense increased $0.7 million, or 2.1%, from the prior linked quarter due primarily to the one-time FDIC special assessment ($1.2 million).  Year over year, noninterest expense increased $2.2 million, or 7.1%, and $4.6 million, or 7.7%, for the three and six-month periods, respectively, primarily due to an increase in pension expense, higher expense for other real estate properties, and higher FDIC insurance premiums, including the one-time special assessment.  A one-time entry of $1.1 million in the first quarter of 2008 to reverse a portion of our Visa litigation accrual also contributed to the increase for the six month period.

•
Loan loss provision for the quarter was $8.4 million, comparable to the prior linked quarter.  Year over year, the loan loss provision increased $3.0 million and $7.3 million for the three and six-month periods, respectively, generally reflective of current depressed economic conditions, and stress within our real estate markets, including property devaluation.  As of June 30, 2009, the allowance for loan losses was 2.12% of total loans compared to 1.18% for the same period in 2008.

•
Average earnings assets have increased $9.0 million, or 0.4%, from the prior linked quarter and $24.4 million, or 1.1%, from the prior year-end primarily reflective of loan growth.  Average loans grew $10.1 million, or .51%, and $34.1 million, or 1.8%, from the same comparable periods.  Average deposits grew by $13.8 million, or 0.7%, and $25.3 million, or 1.3%, from the prior linked quarter and prior year-end, respectively.  Growth in both loans and deposits reflects the efforts of our bankers to reach clients who are interested in moving or expanding their banking relationships.

•
As of June 30, 2009, we are well-capitalized with a risk based capital ratio of 14.20% and a tangible capital ratio of 7.47% compared to 14.69% and 7.76%, respectively, at year-end 2008 and 14.35% and 7.87%, respectively, at June 30, 2008.

RESULTS OF OPERATIONS

Net Income

Net income for the second quarter of 2009 totaled $0.8 million ($0.04 per diluted share) compared to $0.6 million or ($0.04 per diluted share) for the first quarter of 2009 and $4.8 million ($0.28 per diluted share) for the second quarter of 2008.   For the first six months of 2009, net income totaled $1.4 million ($0.08 per diluted share) compared to $12.1 million ($0.70 per diluted share), for the same period of 2008.

Earnings for the three and six month periods of 2009 reflect loan loss provisions of $8.4 million ($0.30 per diluted share) and $16.8 million ($0.61 per diluted share), respectively, and a one-time special FDIC assessment of approximately $1.2 million ($0.04 per diluted share) recorded in the second quarter of 2009.  An increase in noninterest income of $0.6 million, or 4.2%, driven by higher deposit fees and mortgage banking fees as well as a reduction in our incentive plan expense of approximately $0.8 million drove the improvement in net income over the linked first quarter.

Year over year, the $4.0 million decline in net income for the three month period is primarily attributable to an increase in our loan loss provision ($3.0 million), lower noninterest income ($1.1 million), higher noninterest expense ($2.2 million), partially offset by lower income tax expense ($2.6 million).  A slight reduction in net interest income of $0.4 million also contributed to the unfavorable variance.  The unfavorable variance in noninterest income was driven primarily by lower merchant fees ($1.4 million) due to a July 2008 sale of a major portion of our merchant services portfolio, partially offset by higher mortgage banking fees ($0.4 million).  The increase in noninterest expense primarily reflects higher pension expense ($1.0 million), higher FDIC insurance premiums ($2.0 million), an increase in other real estate owned expenses ($1.2 million), partially offset by lower interchange fees ($1.3 million) related to the lower costs for processing our merchant services portfolio, a reduction in intangible amortization ($0.4 million), and lower incentive plan expense ($0.3 million).

For the six month period, the decline in net income of $10.7 million is attributable to a higher loan loss provision ($7.3 million), lower noninterest income ($4.8 million), higher noninterest expense ($4.6 million), partially offset by lower income tax expense ($5.9 million). A slight reduction in net interest income of $0.2 million also contributed to the unfavorable variance.  The unfavorable variance in noninterest income reflects a one-time pre-tax gain of $2.4 million from the redemption of Visa shares in the first quarter of 2008 as well as lower merchant fees ($2.7 million) attributable to the aforementioned sale of a major portion of our merchant services portfolio, partially offset by higher mortgage banking fees ($0.5 million).  The increase in noninterest expense was primarily attributable to higher pension expense ($2.1 million), higher FDIC insurance premiums ($2.7 million), an increase in other real estate owned expenses ($1.8 million), partially offset by lower interchange fees ($2.4 million) related to the lower costs for processing our merchant services portfolio, and a reduction in intangible amortization ($0.9 million).  A one-time entry of $1.1 million in the first quarter of 2008 to reverse a portion of our Visa litigation accrual also contributed to the unfavorable variance for the six month period.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest Income	$31,180	$31,053	$36,260	$62,233	$74,983
Taxable equivalent Adjustments	584	583	606	1,167	1,225
Total Interest Income (FTE)	31,764	31,636	36,866	63,400	76,208
Interest Expense	4,085	4,058	8,785	8,143	21,049
Net Interest Income (FTE)	27,679	27,578	28,081	55,257	55,159
Provision for Loan Losses	8,426	8,410	5,432	16,836	9,574
Taxable Equivalent Adjustments	584	583	606	1,167	1,225
Net Interest Income After provision for Loan Losses	18,669	18,585	22,043	37,254	44,360
Noninterest Income	14,634	14,042	15,718	28,676	33,517
Noninterest Expense	32,930	32,257	30,756	65,187	60,554
Income Before Income Taxes	373	370	7,005	743	17,323
Income Taxes	(401)	(280)	2,195	(681)	5,233
Net Income	$774	$650	$4,810	$1,424	$12,090

Basic Net Income Per Share	$0.04	$0.04	$0.28	$0.08	$0.70
Diluted Net Income Per Share	$0.04	$0.04	$0.28	$0.08	$0.70

Return on Average Equity	1.12%	0.94%	6.43%	1.03%	8.14%
Return on Average Assets	0.12%	0.11%	0.73%	0.12%	0.92%

Net Interest Income

Tax equivalent net interest income for the second quarter of 2009 was $27.7 million compared to $27.6 million for the first quarter of 2009 and $28.1 million for the second quarter of 2008.  For the first half of 2009, tax equivalent net interest income totaled $55.3 million compared to $55.2 million in 2008.

The increase in the net interest income on a linked quarter basis was partially due to one additional calendar day in the second quarter and was favorably impacted by the recovery of interest on several larger loans, which were resolved during the quarter.  Higher foregone interest on nonaccrual loans and a decline in loan fees partially offset the improvement in net interest income.  The decline in loan fees resulted from a write-off of uncollectable late fees totaling $175,000.  Additionally, the loan and investment portfolios continued to reprice lower without the offsetting benefit in funding costs.

The decline from the second quarter of 2008 reflects the downward repricing of earning assets, higher foregone interest on nonaccrual loans, and lower loan fees, partially offset by a lower cost of funds.  The federal funds rate reductions that began in September 2007 have significantly affected both earning assets yields and funding costs.  We have responded aggressively to the federal funds rate reductions.  This, coupled with a favorable shift in mix of deposits, has resulted in a significantly lower cost of funds year over year.

The net interest margin of 5.11% declined five basis points over the linked quarter, attributable to lower earning assets yields. As compared to the second quarter of 2008 the margin improved 21 basis points reflecting the favorable shift in the mix of deposits and aggressive deposit repricing.

The slight increase in net interest income for the first half of 2009 as compared to the same period in 2008 resulted from lower costs of funds discussed above; mostly offset by lower earning assets yields, higher foregone interest and lower loan fees.

Over the next couple of quarters, we anticipate some continued reduction in our asset yields without the opportunity to significantly reduce our cost of funds, which during the first half of 2009 has averaged 76 basis points.  Therefore, we expect to experience some slight margin compression during the second half of 2009.

Provision for Loan Losses

The provision for loan losses was $8.4 million for both the second and first quarters of 2009 compared to $5.4 million for the second quarter of 2008.  For the first half of 2009, the provision for loan losses was $16.8 million compared to $9.6 million for the comparable period in 2008.  Year over year, the increase in the loan loss provision was primarily driven by an increased level of  non-accrual loans and net loan charge-offs, and higher loss ratios associated with real estate loans, primarily loans to builders/investors secured by residential houses and vacant land.  Specific reserves held for our impaired loans have also increased due to both a higher level of nonaccrual loans, and real estate collateral devaluation.  Compared to the linked first quarter, we resolved some larger problem loans and there was a slowing of loans migrating to nonaccrual status, thus we realized a more modest increase in nonaccrual loans and related impaired loan reserves.

Net charge-offs in the second quarter totaled $6.8 million, or 1.39%, of average loans compared to $5.2 million, or 1.08% in the linked first quarter of 2009 and $3.2 million, or 0.67% in the second quarter of 2008.  For the first half of the 2009, net charge-offs totaled $12.1 million, or 1.23%, compared to $5.1 million, or 0.54%, for the same period of 2008.  During the second quarter of 2009, the increase in our construction loan charge-offs primarily reflects the partial write-down of two large nonaccrual loan relationships that are now reflected in the other real estate owned category.  At quarter-end, the allowance for loan losses was 2.12% of outstanding loans (net of overdrafts) and provided coverage of 34% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008

CHARGE-OFFS
Commercial, Financial and Agricultural	$388	$857	$407	$1,245	$1,043
Real Estate – Construction	3,356	320	158	3,676	730
Real Estate - Commercial Mortgage	123	1,002	1,115	1,125	1,241
Real Estate – Residential	2,379	1,975	817	4,354	993
Consumer	1,145	2,117	1,232	3,262	2,402
Total Charge-offs	7,391	6,271	3,729	13,662	6,409

RECOVERIES
Commercial, Financial and Agricultural	84	74	55	158	195
Real Estate – Construction	-	385	-	385	-
Real Estate - Commercial Mortgage	1	-	13	1	14
Real Estate – Residential	51	58	24	109	28
Consumer	439	512	446	951	1,051
Total Recoveries	575	1,029	538	1,604	1,288

Net Charge-offs	$6,816	$5,242	$3,191	$12,058	$5,121

Net Charge - Off's ( Annualized)	1.39%	1.08%	0.67%	1.23%	0.54%
as a percent of Average
Loans Outstanding, Net of
Unearned Interest

Noninterest Income

Noninterest income increased $592,000, or 4.2%, over the linked first quarter and declined $1.1 million, or 6.9% from the second quarter of 2008.  Compared to the prior quarter, higher deposit fees ($464,000) and mortgage banking fees ($317,000), partially offset by lower merchant fees ($295,000), drove the improvement for the quarter.  Compared to the second quarter of 2008, the decrease reflects lower merchant fees ($1.4 million) due to a July 2008 sale of a portion of our merchant services portfolio, partially offset by higher mortgage banking fees ($395,000).

For the first half of 2009, noninterest income decreased $4.8 million, or 14.4%, compared to same period in 2008 due to the aforementioned impact on merchant fees ($2.7 million) of the portfolio sale as well as the impact of a $2.4 million pre-tax gain realized from the redemption of Visa shares in the first quarter of 2008.  Higher mortgage banking fees ($400,000) partially offset these unfavorable variances.

Noninterest income represented 35.1% and 34.7% of operating revenues, respectively, for the three and six month periods of 2009 compared to 34.2% and 38.3%, respectively, for the same three and six month periods of 2008.  The higher ratio for 2008 reflects the impact of the $2.4 million pre-tax gain from the redemption of Visa shares.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Noninterest Income:
Service Charges on Deposit Accounts	$7,162	$6,698	$7,060	$13,860	$13,825
Data Processing Fees	896	870	812	1,766	1,625
Asset Management Fees	930	970	1,125	1,900	2,275
Retail Brokerage Fees	625	493	735	1,118	1,204
Investment Security Gains	6	-	30	6	95
Mortgage Banking Fees	902	584	506	1,486	1,000
Merchant Service Fees (1)	663	958	2,074	1,621	4,282
Interchange Fees (1)	1,118	1,056	1,076	2,174	2,085
ATM/Debit Card Fees (1)	884	863	758	1,747	1,502
Other	1,448	1,550	1,542	2,998	5,624

Total Noninterest Income	$14,634	$14,042	$15,718	$28,676	$33,517

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $464,000, or 6.9%, over the linked first quarter of 2009 and $102,000, or 1.4%, over the second quarter of 2008.  The increase is due to an increase in our insufficient funds/overdraft fee midway through the first quarter of 2009.  For the first half of 2009, deposit service charge fees increased $34,000, or .25%, over the same period of 2008, reflective of the aforementioned fee increase which was substantially offset by a lower level of insufficient fund/overdraft activity.

Asset Management Fees.  Fees from asset management activities decreased $40,000, or 4.1%, from the linked first quarter of 2009 and $195,000, or 17.3%, from the second quarter of 2008.  The decrease for both periods reflects lower asset management fees due to asset devaluation which directly impacts our fee revenue.  For the first half of 2009, fees decreased $375,000, or 16.5%, due also to the impact of asset devaluation.  At June 30, 2009, assets under management totaled $651.6 million compared to $664.7 million for the linked first quarter of 2009 and $719.3 million at the end of the second quarter of 2008.

Mortgage Banking Fees.  Mortgage banking fees increased $317,000, or 54.3%, over the linked first quarter of 2009 and $396,000, or 78.3%, over the second quarter of 2008 due to higher secondary market production which picked up momentum in the first quarter primarily due an increase in homeowner refinancing activity driven by the lower interest rate environment.  For the first half of the 2009, fees increased $486,000, or 48.6%, driven also by the increase in homeowner refinance activity.  During the second quarter of 2009, there was an increase in the percentage of purchase money mortgages versus refinanced mortgages, perhaps suggesting some modest improvement in the condition of the residential housing market.

Bank Card Fees.  Bank card fees (including merchant services fees, interchange fees, and ATM/debit card fees) declined by $212,000, or 7.4%, from the linked first quarter of 2009 due to a $295,000 reduction in merchant fees which was due to an expected seasonal variance in processing volume for our lone remaining merchant.  Compared to the second quarter of 2008, bank card fees realized a $1.2 million or 31.8% decline due to lower merchant, fees which reflects the sale in July 2008 sale of a major portion of our merchant services portfolio.  For the first half of 2009, bank card fees declined $2.3 million, or 29.6%, due to aforementioned impact of the merchant services portfolio sale.  Fee revenue for our other card products (debit and ATM cards) continues to improve as evidenced by a $334,000, or 9.3% increase for the first half of 2009 compared to the same period of 2008.  During the third quarter, it is anticipated that processing for our remaining merchant will be discontinued and, while we anticipate it will not have a significant impact on our operating profit due to the offsetting expense, it will result in the elimination of our merchant services revenues going forward.

Other.  Other income decreased $102,000, or 6.6%, from the linked first quarter of 2009 and $94,000, or 6.1% from the same period of 2008 primarily due to lower fees for our working capital financing business.  For the first half of 2009, other income decreased $2.6 million, or 46.7%, from the same period in 2008 due also to lower fees for our working capital financing business, but more significantly, the impact of the $2.4 million pre-tax gain from the redemption of Visa shares recognized in the first quarter of 2008.

Noninterest Expense

Noninterest expense increased $676,000, or 2.1%, from the linked first quarter of 2009 and $2.2 million, or 7.1%, from the second quarter of 2008.  Compared to the linked first quarter, the increase was due to the one-time special FDIC insurance assessment ($1.2 million) which was partially offset by lower cash and stock incentive plan expense.  Compared to the same period in 2008, the increase reflects higher pension expense ($1.0 million), higher FDIC insurance premiums ($2.0 million), an increase in other real estate owned expenses ($1.2 million), partially offset by lower interchange fees ($1.3 million) related to the lower costs for processing our merchant services portfolio, a reduction in intangible amortization ($0.4 million), and lower incentive plan expense ($0.4 million).

For the first half of 2009, noninterest expense increased $4.6 million, or 7.7% due to higher pension expense ($2.1 million), higher FDIC insurance premiums ($2.7 million), an increase in other real estate owned expenses ($1.8 million), partially offset by lower interchange fees ($2.4 million) related to the lower costs for processing our merchant services portfolio, and a reduction in intangible amortization ($0.9 million).  A one-time entry of $1.1 million in the first quarter of 2008 to reverse a portion of our Visa litigation accrual also contributed to the increase for the six month period.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Noninterest Expense:
Salaries	$12,337	$13,141	$12,627	$25,478	$25,631
Associate Benefits	3,712	4,096	2,691	7,808	5,291
Total Compensation	16,049	17,237	15,318	33,286	30,922

Premises	2,540	2,345	2,491	4,885	4,853
Equipment	2,304	2,338	2,583	4,641	5,165
Total Occupancy	4,844	4,683	5,074	9,526	10,018

Legal Fees	827	839	474	1,665	976
Professional Fees	931	960	948	1,891	1,819
Processing Services	880	908	877	1,788	1,740
Advertising	752	856	895	1,607	1,673
Travel and Entertainment	234	295	341	528	674
Printing and Supplies	464	477	522	941	1,037
Telephone	547	569	701	1,116	1,294
Postage	452	418	435	870	864
Insurance - Other	2,192	866	230	3,058	396
Intangible Amortization	1,010	1,011	1,459	2,021	2,917
Interchange Fees	483	737	1,738	1,220	3,587
Courier Service	111	138	117	249	244
Other Real Estate Owned	1,296	747	65	2,043	220
Miscellaneous	1,858	1,516	1,562	3,378	2,173
Total Other	12,037	10,337	10,364	22,375	19,614

Total Noninterest Expense	$32,930	$32,257	$30,756	$65,187	$60,554

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefit expense decreased $1.2 million, or 6.9%, from the linked first quarter of 2009 due to lower cash and stock incentive plan expense.  Compared to the same quarter of 2008, compensation expense increased $731,000, or 4.8% due primarily to higher pension expense ($1.0 million), partially offset by lower cash incentive plan expense ($300,000).  For the first half of 2009, compensation expense increased $2.4 million, or 7.7%, over the same period in 2008 due to higher pension expense ($2.1 million) and an increase in associate insurance benefits ($212,000).  The increase in pension cost is primarily driven by a decline in the market value of pension assets during 2008.

Occupancy.  Occupancy expense (including premises and equipment) increased $161,000, or 3.4%, over the linked first quarter of 2009 and decreased $230,000, or 4.5%, from the same quarter in 2008.  Compared to the linked first quarter, higher maintenance and repair expense drove the increase which reflects an increased level of maintenance activity for facilities as well as a seasonal spike in banking office maintenance.  The decline in this expense compared to the prior year reflects closer supervision and management of maintenance expenses by management as well as renewal of some maintenance agreements at lower rates.  For the first half of 2009, occupancy expense decreased $491,000, or 4.9%, due to the same factors as well as the full depreciation of some larger components of our core processing system.

Other.  Other noninterest expense increased $1.7 million, or 16.4%, from the linked first quarter of 2009 primarily due to the one-time special FDIC assessment ($1.2 million) as well as higher expense for other real estate owned properties ($550,000), including write-downs due to valuation declines.  Compared to the same quarter of 2008, other noninterest expense increased $1.7 million, or 16.2%, due to higher FDIC insurance premiums ($2.0 million) and an increase in expense for other real estate owned properties ($1.2 million), partially offset by lower interchange fees ($1.3 million) due to lower costs for processing our merchant services portfolio and a reduction in intangible amortization expense ($400,000).  For the first half of the year, other noninterest expense increased $2.8 million, or 14.1%, over the prior year due to the same aforementioned factors, including the impact of the reversal of a portion ($1.1 million) of our Visa litigation reserve.

The operating net noninterest expense ratio (expressed as noninterest income minus noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of average assets) was 2.77% for the second quarter of 2009 compared to 2.81% for the linked first quarter of 2009 and 2.07% for the second quarter of 2008.  Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 75.44% for the second quarter of 2009 compared to 75.07% for the linked first quarter of 2009 and 66.89% for the second quarter of 2008.  For the first half of 2009, these metrics were 2.79% and 75.26%, compared to 1.84% and 65.00%, respectively, for the same period of 2008.  The variance in these metrics compared to prior year is due to the impact of the aforementioned Visa related entries during the first quarter of 2008, as well as a higher level of operating expenses, reflecting the aforementioned increase in our pension expense and FDIC insurance premiums.

Income Taxes

We realized a tax benefit of $401,000 for the second quarter of 2009 compared to a tax benefit of $280,000 for the linked first quarter of 2009 which reflects the impact of a higher level of permanent book/tax differences (primarily tax exempt income) in relation to our book operating profit as well as a favorable permanent tax difference for a land donation.  For the three and six months of 2008, we realized a more normalized income tax expense due to higher book operating profit resulting in effective tax rates of 31.3% and 30.2%,  respectively.  The effective tax rate for the first half of 2008 was affected by the resolution of a tax contingency that occurred during the first quarter of 2008.

FINANCIAL CONDITION

Average earning assets were $2.175 billion for the second quarter of 2009, an increase of $24.4 million, or 1.1%, from the fourth quarter of 2008, primarily due to growth in the loan portfolio partially offset by a reduction in short-term investments.

Funds Sold

The Bank maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) purchased position of $49.8 million during the second quarter of 2009 as compared to an average net overnight funds purchased position of $3.2 million in the fourth quarter.  The increase in the net funds purchased position is attributable to an increase in our loan and investment portfolios, higher non-earning assets and lower equity.  Deposit growth partially offset the unfavorable variance in the funds position.

Investment Securities

Our investment portfolio is a significant component of our liquidity and asset/liability management efforts.  As of June 30, 2009, the average investment portfolio increased $2.3 million, or 1.2%, from the fourth quarter of 2008.  We will continue to evaluate the need to purchase securities for the investment portfolio for the remainder of 2009, taking into consideration the Bank’s overall liquidity position and pledging requirements.

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At June 30, 2009 and December 31, 2008, the investment portfolio maintained a net unrealized gain of $2.4 million and $2.3 million, respectively.  Investment securities totaling $7.2 million have an unrealized loss totaling $84,000 and have been in a loss position for less than 12 months.  Two million dollars of our investment securities have an unrealized loss totaling $2,000 and have been in a loss position for more than 12 months.  These securities are primarily mortgage-backed securities that are in a loss position because they were acquired when the general level of interest rates was lower than that on June 30, 2009.  We believe that these securities are only temporarily impaired and that the full principal will be collected as anticipated; therefore we do not consider these securities to be other-than-temporarily impaired at June 30, 2009.

Loans

Average loans increased $34.3 million, or 1.8%, from the fourth quarter of 2008 due to the efforts of our bankers to reach clients who are interested in moving or expanding their banking relationships.  We have now experienced loan growth for four consecutive quarters driven primarily by both higher levels of loan production for commercial real estate, home equity, and indirect auto loans, and the impact of a slowdown in loan principal pay-downs and pay-offs.  We believe this loan growth also reflects the diversity of our loan products and the variety of quality lending opportunities that our banking relationships and markets continue to offer.  While we strive to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner.  Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

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

While we have a majority of our loans (77.0%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At June 30, 2009, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 34.7% and 34.9%, respectively, of the loan portfolio.  Furthermore, approximately 13.8% of our loan portfolio is secured by vacant commercial and residential land loans.  These loans include both improved and unimproved land and are comprised of loans to individuals as well as developers.

Nonperforming Assets

At June 30, 2009, nonperforming assets (including nonaccrual loans, restructured loans, and other real estate owned) totaled $143.6 million, an increase of $16.8 million, or 13%, from the linked first quarter of 2009 and $35.8 million, or 33%, from the fourth quarter of 2008.  The increase from the prior linked quarter reflects an increase of $7.8 million in restructured loans and an increase of $8.2 million in other real estate owned properties.  Nonaccrual loans totaled $111.0 million at the end of the second quarter, a net increase of $0.8 million from the prior linked quarter.  Vacant residential land loans represented approximately 43% of our nonaccrual balance at quarter-end.  In aggregate, a reserve equal to approximately 29% has been allocated to these land loans.  The level of gross additions to non-accruing loans has declined by $15.2 million and $6.8 million, respectively, for the last two quarters and the volume of problem loan resolutions has improved including the resolutions of several larger credits during the second quarter.  Nonperforming assets represented 7.19% of loans and other real estate at the end of the second quarter compared to 6.39% at the prior quarter-end and 5.48% at year-end 2008.

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

The allowance for loan losses was $41.7 million at June 30, 2009 compared to $37.0 million at December 31, 2008.  The allowance for loan losses was 2.12% of outstanding loans (net of overdrafts) and provided coverage of 34% of nonperforming loans at June 30, 2009 compared to 1.89% and 38%, respectively, at year-end 2008.  The increase in our allowance since year-end 2008 is due to a higher level of impaired loan reserves, primarily driven by a higher level of loan defaults, and real estate collateral devaluation.  Higher loan loss factors and an increase in the level of problem loans also increased our level of required general reserves.  It is management’s opinion that the allowance at June 30, 2009 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $1.971 billion for the second quarter of 2009, an increase of $25.3 million, or 1.3%, from the fourth quarter of 2008 reflective of growth in core deposits (demand deposits ($19.5 million) and NOW accounts ($24.8 million)) and certificates of deposit ($38.3 million).  These increases were partially offset by a reduction in public funds balances which realized a spike late in the first quarter of 2009, but we have seen an easing in these balances since early in the second quarter.  Money market balances ($62.9 million) have experienced a steady decline during the first half of 2009 partially offsetting the aforementioned increases.  We continue to pursue prudent pricing discipline and to manage the mix of our deposits.  Therefore, we are not attempting to compete with higher rate paying competitors for these deposits.

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset/Liability Management Committee (“ALCO”).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan, and deposit products.

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

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
June 30, 2009	2.6%	2.6%	1.6%	-0.0%
March 31, 2009	2.3%	1.9%	1.7%	-0.0%

The Net Interest Income at Risk position decreased slightly in the “up 100 rate scenario”, while improving in the “up 200 and up 300 rate scenarios”, when compared to the linked quarter.  The “down rate” scenario remained unchanged from prior quarter.  All of the above measures of net interest income at risk remained well within prescribed policy limits.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY(1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
June 30, 2009	0.3%	2.3%	2.4%	-3.7%
March 31, 2009	0.4%	2.4%	2.5%	-3.4%

Our risk profile, as measured by EVE, decreased slightly, when compared to the linked quarter for both the “down rate” and “up rate” scenarios.  Although assumed to be unlikely, our largest exposure is at the -100 bp level, with a measure of -3.7%.  All of the above measures of economic value of equity are well within prescribed policy limits.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

General.  Liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies, which are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  Our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements and federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future liquidity needs.

Overall, we have the ability to generate $621 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  The Bank has the ability to declare and pay up to $40 million in dividends to the parent for the remainder of 2009, more than meeting our ongoing financial obligations.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity currently available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is 1.33 years and as of quarter-end had a net unrealized pre-tax gain of $2.4 million.

We maintained an average net overnight funds (deposits with banks plus Fed funds sold less Fed funds purchased) purchased position of $49.8 million during the second quarter of 2009 compared to an average net overnight funds purchased position of $33.9 million in the first quarter and an average overnight funds purchased position of $3.2 million at year-end 2008.  The unfavorable variance in funds purchased position during both periods is attributable to an increase in the investment and loan portfolios, higher non-earning assets and lower equity.  Deposit growth partially offset this unfavorable variance.

Capital expenditures are expected to approximate $12.0 million over the next six months, which consist primarily of new banking office construction, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings.  At June 30, 2009, advances from the FHLB consisted of $52.1 million in outstanding debt and 44 notes.  For the first six months of the year, the Bank made FHLB advance payments totaling approximately $16.9 million and obtained three new FHLB advances totaling $17.7 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $272.7 million as of June 30, 2009, compared to $278.8 million as of December 31, 2008.  Our leverage ratio was 11.07% and 11.51%, respectively, for the same periods.  Further, our risk-adjusted capital ratio of 14.20% at June 30, 2009 exceeds the 8.0% minimum requirement and the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Our strong capital position has allowed us to continue paying a quarterly dividend to our shareowners despite lower earnings performance.  We will continue to monitor our capital and liquidity position to ensure that continuation of our dividend does not place unnecessary strain on our capital levels.  Dividends declared and paid during the first six months of 2009 totaled $.380 per share compared to $.370 per share for same period of 2008, an increase of 2.7%.  The dividend payout ratios for the first six months of 2009 and 2008 were 471.1% and 52.6%, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  During 2009, the Bank may declare and pay dividends to the parent company in an amount which approximates the Bank’s current year earnings and, in addition, the Bank has received authorization from the Office of Financial Regulation to declare and pay dividends totaling up to $60 million on or before December 31, 2009.  If necessary, we may request a continuation of this authorization from the Office of Financial Regulation in 2010.  While authorization has been granted in 2008 and 2009, and while we have no reason to believe this authorization would be denied if requested in 2010, there is no assurance that it will be granted.  In addition, as a general matter, we should inform the Federal Reserve and should eliminate, defer or significantly reduce our dividends if our net income available to shareowners for the past four quarters, net of dividends previously paid during that period is not sufficient to fully fund the dividends.  As of June 30, 2009, our net income available for the past four quarters, net of dividends paid during the period has not been sufficient to fully fund the dividends.  In accordance with this guidance, we plan to consult with the Federal Reserve regarding our overall dividend policy.

During the first six months of 2009, shareowners’ equity decreased $6.1 million, or 4.4%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $1.4 million, and the issuance of common stock of $.6 million.  Equity was reduced by dividends paid during the first six months by $6.5 million, or $.380 per share, and the repurchase/retirement of common stock of $1.6 million.  At June 30, 2009, our common stock had a book value of $16.03 per diluted share compared to $16.27 at December 31, 2008.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share.  We repurchased 145,888 shares of our common stock during the first quarter of 2009 at a weighted average purchase price of $10.65; no shares were repurchased during the second quarter.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2009, we had $392.7 million in commitments to extend credit and $17.3 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Intangible Assets.  Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit.  Significant changes to our estimates, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period.  A goodwill impairment charge would not adversely affect the calculation of our risk based and tangible capital ratios.  Our annual review for impairment determined that no impairment existed at December 31, 2008.  Additionally, for the first and second quarters of 2009, we considered the guidelines set forth in SFAS No. 142 to discern whether further review for impairment was needed.  Based on this assessment, we concluded that no further review or testing for impairment was needed as of June 30, 2009 and March 31, 2009.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended June 30,						Six Months Ended June 30,
		2009			2008			2009			2008
(Taxable Equivalent Basis - Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate

Assets:
Loans, Net of Unearned Interest(1)(2)	$1,974,197	$29,954	6.09%	$1,908,802	$33,610	7.08%	$1,969,169	$59,678	6.11%	$1,909,187	$69,063	7.27%
Taxable Investment Securities(2)	89,574	742	3.31%	93,814	1,028	4.38%	90,248	1,518	3.37%	94,300	2,136	4.52%
Tax-Exempt Investment Securities	106,869	1,067	4.00%	94,371	1,200	5.09%	104,005	2,200	4.23%	92,581	2,407	5.20%
Funds Sold	4,641	1	0.10%	206,984	1,028	1.96%	7,363	4	0.12%	206,649	2,602	2.49%
Total Earning Assets	2,175,281	31,764	5.86%	2,303,971	36,866	6.43%	2,170,785	63,400	5.89%	2,302,717	76,208	6.65%
Cash & Due From Banks	81,368			82,182			79,109			88,214
Allowance For Loan Losses	(41,978)			(20,558)			(40,003)			(19,392)
Other Assets	291,681			269,176			286,801			269,083
TOTAL ASSETS	$2,506,352			$2,634,771			$2,496,692			$2,640,622

Liabilities:
NOW Accounts	$709,039	$249	0.14%	$788,237	$1,935	0.99%	$714,123	$474	0.13%	$781,064	$5,375	1.38%
Money Market Accounts	298,007	192	0.26%	376,996	1,210	1.29%	309,719	382	0.25%	383,412	3,408	1.79%
Savings Accounts	123,034	15	0.05%	117,182	29	0.10%	120,601	29	0.05%	115,172	63	0.11%
Other Time Deposits	417,545	2,044	1.96%	443,006	3,988	3.62%	404,847	4,110	2.05%	455,143	8,797	3.89%
Total Interest Bearing Deposits	1,547,625	2,500	0.65%	1,725,421	7,162	1.67%	1,549,290	4,995	0.65%	1,734,791	17,643	2.05%
Short-Term Borrowings	87,768	88	0.40%	55,830	296	2.13%	86,550	156	0.36%	61,963	817	2.64%
Subordinated Note Payable	62,887	931	5.86%	62,887	931	5.86%	62,887	1,858	5.88%	62,887	1,862	5.86%
Other Long-Term Borrowings	52,775	566	4.30%	34,612	396	4.60%	52,997	1,134	4.31%	31,128	727	4.70%
Total Interest Bearing Liabilities	1,751,055	4,085	0.94%	1,878,750	8,785	1.88%	1.751,724	8,143	0.94%	1,890,769	21,049	2.24%
Noninterest Bearing Deposits	423,566			415,125			415,020			409,918
Other Liabilities	54,617			40,006			50,585			41,088
TOTAL LIABILITIES	2,229,238			2,333,881			2,217,330			2,341,775

SHAREOWNER’S EQUITY
TOTAL SHAREOWNER’S EQUITY	277,114			300,890			279,362			298,847

TOTAL LIABILITIES AND
SHAREOWNER EQUITY	$2,506,352			$2,634,771			$2,496,692			$2,640,622

Interest Rate Spread			4.92%			4.55%			4.95%			4.41%
Net Interest Income		$27,679			$28,081			$55,257			$55,159
Net Interest Margin(3)			5.11%			4.90%			5.13%			4.81%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $366,000 and $847,000, for the three and six months ended June 30, 2009 versus $682,000 and $1.4 million for the comparable periods ended June 30, 2008.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2009, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2008 Form 10-K, as updated in our subsequent quarterly reports. The risks described in the our 2008 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our 2008 Form 10-K, except for the following.

Banking regulations and state law may limit our ability to declare and pay dividends.

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

In addition, as a general matter, we are expected to inform the Federal Reserve and should eliminate, defer, or significantly reduce the payment of our dividends if our net income available to shareowners for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends.  As of June 30, 2009, we did not have sufficient net income, and therefore will be consulting with the Federal Reserve concerning our dividend policy.  See section entitled “Liquidity and Capital Resources – Capital” in Management’s Discussion and Analysis for further discussion.

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

The Annual Meeting of Shareowners of Capital City Bank Group, Inc. was held on April 21, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.  The following summarizes all matters voted upon at this meeting.

1.	The following directors were elected for terms expiring as noted. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

For terms to expire at the 2012 annual meeting:	For	Against/Withheld
Dubose Ausley	13,349,320	446,224
Frederick Carroll, III	13,727,269	68,275
John K. Humphress	13,721,089	74,455
Henry Lewis, III	13,713,156	82,388

2.	The shareowners ratified the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 2009. The number of votes cast were as follows:

	Against/
For	Withheld	Abstention
13,748,985	25,025	21,534

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

10.1	Form of Participant Agreement for 2009 Stock Based Incentive Plan – incorporated by reference to Exhibit 10.1 of the registrants current report on form 8K (filed 6/30/09) (No. 0-13358)

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

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

By: /s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Mr. Davis is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: August 10, 2009

EXHIBIT INDEX

Exhibit
Number                      Description

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

                                                    -32-