Form 10-Q
period 2009-09-30
CAPITAL CITY BANK GROUP INC
filed 2009-11-06
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

At October 31, 2009, 17,032,340 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

▪	the frequency and magnitude of foreclosure of our loans;
▪	the adequacy of collateral underlying collateralized loans and our ability to resell the collateral if we foreclose on the loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;
▪	the extent to which our nonperforming loans increase or decrease as a percentage of our total loan portfolio;
▪	the effects of federal and state banking laws on our ability to declare and pay dividends;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	our need and our ability to incur additional debt or equity financing;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the effects of harsh weather conditions, including hurricanes;
▪	inflation, interest rate, market and monetary fluctuations;
▪	effect of changes in the stock market and other capital markets;
▪	legislative or regulatory changes;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	changes in the securities and real estate markets;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I.      FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(Dollars In Thousands, Except Share Data)	September 30, 2009	December 31, 2008
ASSETS
Cash and Due From Banks	$79,275	$88,143
Federal Funds Sold and Interest Bearing Deposits	828	6,806
Total Cash and Cash Equivalents	80,103	94,949

Investment Securities, Available-for-Sale	183,944	191,569

Loans, Net of Unearned Interest	1,958,032	1,957,797
Allowance for Loan Losses	(45,401)	(37,004)
Loans, Net	1,912,631	1,920,793

Premises and Equipment, Net	111,797	106,433
Goodwill	84,811	84,811
Other Intangible Assets	5,040	8,072
Other Assets	113,611	82,072
Total Assets	$2,491,937	$2,488,699

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$397,943	$419,696
Interest Bearing Deposits	1,552,047	1,572,478
Total Deposits	1,949,990	1,992,174

Short-Term Borrowings	103,711	62,044
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	50,665	51,470
Other Liabilities	56,269	41,294
Total Liabilities	2,223,522	2,209,869

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,032,337 and 17,126,997 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	170	171
Additional Paid-In Capital	36,065	36,783
Retained Earnings	253,104	262,890
Accumulated Other Comprehensive Loss, Net of Tax	(20,924)	(21,014)
Total Shareowners' Equity	268,415	278,830
Total Liabilities and Shareowners' Equity	$2,491,937	$2,488,699

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in Thousands, Except Per Share Data)	2009	2008	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$29,463	$32,435	$88,742	$101,112
Investment Securities:
U.S. Treasuries	125	218	444	566
U.S. Government Agencies	440	588	1,471	2,014
States and Political Subdivisions	641	803	2,073	2,372
Other Securities	117	135	285	495
Federal Funds Sold	1	475	5	3,078
Total Interest Income	30,787	34,654	93,020	109,637

INTEREST EXPENSE

Deposits	2,626	5,815	7,621	23,458
Short-Term Borrowings	113	230	269	1,047
Subordinated Notes Payable	936	936	2,794	2,798
Other Long-Term Borrowings	560	488	1,694	1,215
Total Interest Expense	4,235	7,469	12,378	28,518

NET INTEREST INCOME	26,552	27,185	80,642	81,119
Provision for Loan Losses	12,347	10,425	29,183	19,999
Net Interest Income After Provision For Loan Losses	14,205	16,760	51,459	61,120

NONINTEREST INCOME
Service Charges on Deposit Accounts	7,099	7,110	20,959	20,935
Data Processing	914	873	2,680	2,498
Asset Management Fees	960	1,025	2,860	3,300
Securities Transactions	4	27	10	122
Mortgage Banking Fees	663	331	2,149	1,331
Bank Card Fees	2,398	2,431	7,940	10,300
Gain on Sale of Portion of Merchant Services Portfolio	-	6,250	-	6,250
Other	2,266	2,165	6,382	8,993
Total Noninterest Income	14,304	20,212	42,980	53,729

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,660	15,417	48,946	46,339
Occupancy, Net	2,455	2,373	7,340	7,226
Furniture and Equipment	2,193	2,369	6,835	7,534
Intangible Amortization	1,011	1,459	3,032	4,376
Other	10,296	8,298	30,649	24,995
Total Noninterest Expense	31,615	29,916	96,802	90,470

INCOME BEFORE INCOME TAXES	(3,106)	7,056	(2,363)	24,379
Income Tax (Benefit) Expense	(1,618)	2,218	(2,299)	7,451

NET (LOSS) INCOME	$(1,488)	$4,838	$(64)	$16,928

Basic Net Income Per Share	$(0.08)	$0.29	$0.00	$0.99
Diluted Net Income Per Share	$(0.08)	$0.29	$0.00	$0.99

Average Basic Shares Outstanding	17,024,423	17,123,967	17,047,464	17,146,780
Average Diluted Shares Outstanding	17,024,908	17,127,949	17,048,030	17,149,392

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

Balance, December 31, 2008	17,126,997	$171	$36,783	$262,890	$(21,014)	$278,830
Comprehensive Income:
Net Loss	-	-	-	(64)	-	(64)
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	90	90
Total Comprehensive Income	-	-	-			26
Cash Dividends ($.570 per share)	-	-	-	(9,722)	-	(9,722)
Stock Performance Plan Compensation	-	-	(15)	-	-	(15)
Issuance of Common Stock	51,228	-	996	-	-	996
Repurchase of Common Stock	(145,888)	(1)	(1,560)	-	-	(1,561)

Balance, September 30, 2009	17,032,337	$170	$36,065	$253,10	$(20,924)	$268,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

(Dollars in Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(64)	$16,928
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	29,183	19,999
Depreciation	5,015	5,173
Net Securities Amortization	1,692	616
Amortization of Intangible Assets	3,032	4,376
Gain on Sale of Portion of Merchant Services Portfolio	-	(6,250)
Proceeds From Sale of Portion of Merchant Services Portfolio	-	6,250
Gain on Securities Transactions	(10)	(122)
Origination of Loans Held-for-Sale	(129,263)	(87,612)
Proceeds From Sales of Loans Held-for-Sale	130,564	90,927
Net Gain From Sales of Loans Held-for-Sale	(2,149)	(1,331)
Non-Cash Compensation	-	19
Increase in Deferred Income Taxes	4,443	1,081
Net (Increase) Decrease in Other Assets	(6,907)	10,818
Net Increase (Decrease) in Other Liabilities	17,929	(10,283)
Net Cash Provided By Operating Activities	53,465	50,589

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(54,347)	(75,528)
Sales	2,806	10,490
Payments, Maturities, and Calls	57,687	61,504
Net Increase in Loans	(52,470)	(26,672)
Purchase of Premises & Equipment	(10,381)	(11,368)
Proceeds From Sales of Premises & Equipment	2	-
Net Cash Used In Investing Activities	(56,703)	(41,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits	(42,183)	(179,561)
Net Increase (Decrease) in Short-Term Borrowings	41,385	(6,053)
Increase in Other Long-Term Borrowings	2,666	28,526
Repayment of Other Long-Term Borrowings	(3,189)	(2,191)
Dividends Paid	(9,722)	(9,370)
Repurchase of Common Stock	(1,561)	(2,414)
Issuance of Common Stock	996	832
Net Cash Provided by Financing Activities	(11,608)	(170,231)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,846)	(161,216)

Cash and Cash Equivalents at Beginning of Period	94,949	259,697
Cash and Cash Equivalents at End of Period	$80,103	$98,481

Supplemental Disclosure:
Interest Paid on Deposits	$7,775	$25,135
Interest Paid on Debt	$4,763	$5,040
Taxes Paid	$5,667	$14,027
Loans Transferred to Other Real Estate Owned	$32,298	$5,788
Issuance of Common Stock as Non-Cash Compensation	$154	$1

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2009
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$22,318	$274	$-	$22,592
U.S. Government Agencies	1,500	6	-	1,506
States and Political Subdivisions	107,266	1,429	45	108,650
Residential Mortgage-Backed Securities	36,848	845	33	37,660
Other Securities(1)	13,536	-	-	13,536
Total Investment Securities	$181,468	$2,554	$78	$183,944

	December 31, 2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$29,094	$577	$-	$29,671
U.S. Government Agencies	7,091	180	-	7,271
States and Political Subdivisions	100,370	1,224	32	101,562
Residential Mortgage-Backed Securities	39,860	332	116	40,076
Other Securities(1)	12,882	107	-	12,989
Total Investment Securities	$189,297	$2,420	$148	$191,569

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $7.7 million and $4.8 million, respectively, at September 30, 2009, and $7.0 million and $4.8 million, respectively, at December 31, 2008. Also, balance includes a bank preferred stock issue recorded at $1.0 million and $1.1 million at September 30, 2009 and December 31, 2008, respectively.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $7.7 million which is included in other securities is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Maturity Distribution. As of September 30, 2009, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$72,007	$72,738
Due after one through five years	95,436	97,169
Due after five through ten years	1,489	1,501
Due over ten years	-	-
No Maturity	12,536	12,536
Total Investment Securities	$181,468	$183,944

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2009	December 31, 2008
Commercial, Financial and Agricultural	$203,813	$206,230
Real Estate-Construction	128,476	141,973
Real Estate-Commercial	704,595	656,959
Real Estate-Residential(1)	429,087	481,034
Real Estate-Home Equity	243,808	218,500
Real Estate-Loans Held-for-Sale	3,418	3,204
Consumer	244,835	249,897
Loans, Net of Unearned Interest	$1,958,032	$1,957,797

(1)	Includes loans in process with outstanding balances of $6.7 million and $13.9 million for September 30, 2009 and December 31, 2008, respectively.

Net deferred fees included in loans at September 30, 2009 and December 31, 2008 were $2.0 million and $1.9 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month periods ended September 30 was as follows:

(Dollars in Thousands)	2009	2008
Balance, Beginning of Period	$37,004	$18,066
Provision for Loan Losses	29,183	19,999
Recoveries on Loans Previously Charged-Off	2,249	1,799
Loans Charged-Off	(23,035)	(9,320)
Balance, End of Period	$45,401	$30,544

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	September 30, 2009		December 31, 2008
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$95,506	$22,395	$68,705	$15,901
Without Related Valuation Allowance	25,507	-	37,723	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $89.9 million and $92.9 million at September 30, 2009 and December 31, 2008, respectively.  Intangible assets were as follows:

	September 30, 2009		December 31, 2008
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$42,980	$47,176	$40,092
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,023	1,867	879
Total Intangible Assets	$133,854	$44,003	$133,854	$40,971

Net Core Deposit Intangibles:  As of September 30, 2009 and December 31, 2008, the Company had net core deposit intangibles of $4.20 million and $7.1 million, respectively.  Amortization expense for the first nine months of 2009 and 2008 was approximately $2.9 million and $2.9 million, respectively.  Estimated annual amortization expense for 2009 is $3.8 million.

Goodwill:  As of September 30, 2009 and December 31, 2008, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Accounting Standards Codification (“ASC”) 350-20-35-1 (Formerly Statement of Financial Accounting Standards (“SFAS” No. 142)), “Goodwill and Other Intangible Assets.”

Other:  As of September 30, 2009 and December 31, 2008, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.8 million and $1.0 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first nine months of 2009 and 2008 was approximately $144,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 2009 and December 31, 2008 was as follows:

(Dollars in Thousands)	September 30, 2009	December 31, 2008
NOW Accounts	$687,679	$758,976
Money Market Accounts	301,662	324,646
Savings Deposits	122,040	115,261
Other Time Deposits	440,666	373,595
Total Interest Bearing Deposits	$1,552,047	$1,572,478

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), "Share-Based Payment” (Revised) under the fair value method.

As of September 30, 2009, the Company had three stock-based compensation plans, consisting of the 2005 Associate Stock Incentive Plan ("ASIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the nine months ended September 30, 2009 and 2008 was $111,000 and $131,000, respectively.  The Company, under the terms and conditions of the ASIP, maintained a 2011 Incentive Plan, which was terminated in March 2008, and the Company reversed approximately $577,000 in related stock compensation expense in conjunction with the termination of the Company’s 2011 strategic initiative.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of restricted stock.  The Company, under the terms and conditions of the ASIP, created the 2009 Incentive Plan (“2009 Plan”), which has an award  tied to an internally established earnings goal for 2009.  The grant-date fair value of the shares eligible to be awarded in 2009 is approximately $718,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 53,795 shares are eligible for issuance.  There has been no expense recognized for the first nine months of 2009 as results fell short of the earnings performance goal.

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

A summary of the status of the Company’s option shares as of September 30, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	60,384	$32.79	5.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2009	60,384	$32.79	5.1	$-
Exercisable at September 30, 2009	60,384	$32.79	5.1	$-

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 58,559 shares have been issued since the inception of the DSPP.  For the first nine months 2009, the Company recognized approximately $20,000 in expense related to this plan.  For the first nine months of 2008, the Company recognized approximately $25,521 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 111,586 shares have been issued since inception of the ASPP.  For the first nine months of 2009, the Company recognized approximately $76,000 in expense related to the ASPP plan compared to $82,000 in expense for the same period in 2008.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	2009	2008

Discount Rate	6.00%	6.25%	6.00%	6.25%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,398	$1,279	$4,194	$3,837
Interest Cost	1,147	1,063	3,441	3,189
Expected Return on Plan Assets	(1,265)	(1,253)	(3,795)	(3,759)
Prior Service Cost Amortization	127	75	382	225
Net Loss Amortization	739	280	2,216	840
Net Periodic Benefit Cost	$2,146	$1,444	$6,438	$4,332

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	2009	2008

Discount Rate	6.00%	6.25%	6.00%	6.25%

Service Cost	$5	$22	$15	$66
Interest Cost	45	56	134	168
Prior Service Cost Amortization	45	2	135	6
Net Loss Amortization	(88)	1	(263)	3
Net Periodic Benefit Cost	$7	$81	$21	$243

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of September 30, 2009, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$367
Standby Letters of Credit	$14

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In October 2008 and July 2009, Visa Inc. funded additional amounts of $1.1 billion and $700 million, respectively, into the litigation escrow account to fund the settlement of the Discover Financial Services litigation and additional pending litigation, which in effect reduced the exchange ratio for the Company’s Class B shares of Visa Inc.  While the Company could be required to separately fund its proportionate share of any Covered Litigation losses, it is expected that this litigation escrow account will be used to pay all or a substantial amount of the losses.

NOTE 10 - COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130,) requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $26,000 for the nine months ended September 30, 2009 and $17.0 million for the comparable period in 2008.  The Company’s comprehensive income consists of net income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  The after-tax increase in net unrealized gains on securities totaled approximately $90,000 for the nine months ended September 30, 2009.  The after-tax increase in the net unrealized gains on securities totaled approximately $155,000 for the nine months ended September 30, 2008.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the same comparable periods.  As of September 30, 2009, total accumulated other comprehensive income (net of taxes) totaled $20.9 million consisting of a pension liability of $22.5 million and an unrealized gain on investment securities of $1.6 million.  For the nine month period ended September 30, 2009, there was no change in the company’s pension liability as this liability is adjusted on an annual basis at December 31st.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC 820-10 (Formerly SFAS No. 157), "Fair Value Measurements," for financial assets and financial liabilities effective January 1, 2008.  Subsequently, on January 1, 2009, the Company adopted ASC 820-10-15 (Formerly SFAS No. 157-2) "Effective Date of FASB Statement No. 157" for non-financial assets and non-financial liabilities.  ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

ASC 820-10 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC 820-10 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs(1)	Total Fair Value

Securities Available for Sale	$26,085	$144,323	$1,000	$171,408

(1)	Reflects one bank preferred stock issue of $1.0 million with fair value based on an internal valuation model.

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2009.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 2 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $121.0 million, with a valuation allowance of $22.4 million, resulting in an additional provision for loan losses of $6.5 million for the nine month period ended September 30, 2009.

Loans Held for Sale.  Loans held for sale were $3.4 million as of September 30, 2009.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first nine months of 2009, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $43.5 million during the nine months ended September 30, 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, the Company recognized gross charge-offs to the allowance for loan losses totaling $10.3 million.  In addition, the Company recognized subsequent losses totaling $2.5 million for foreclosed assets that were re-valued during the nine months ended September 30, 2009.  The carrying value of foreclosed assets was $33.4 million at September 30, 2009.

Effective January 1, 2008, the Company adopted the provisions of ASC 825-10 (Formerly SFAS No. 159), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of ASC 320-10 (Formerly FASB Statement No. 115)." ASC 825-10 permits the Company to choose to measure eligible items at fair value at specified election dates.  Changes in fair value on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) is applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of ASC 825-on January 1, 2008 did not have a significant impact on the Company’s financial statements because the Company did not elect fair value measurement under ASC 825-10.

ASC 942-320-50 (Formerly SFAS 107), “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The Company’s financial instruments that have estimated fair values are presented below:

	September 30, 2009		December 31, 2008
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$79,275	$79,275	$88,143	$88,143
Short-Term Investments	828	828	6,806	6,806
Investment Securities	183,944	183,944	191,569	191,569
Loans, Net of Allowance for Loan Losses	1,912,631	1,900,006	1,920,793	1,915,887
Total Financial Assets	$2,176,678	$2,164,053	$2,207,311	$2,202,405

Financial Liabilities:
Deposits	$1,949,990	$1,868,873	$1,992,174	$1,960,361
Short-Term Borrowings	103,711	102,665	62,044	61,799
Subordinated Notes Payable	62,887	62,255	62,887	63,637
Long-Term Borrowings	50,665	53,110	51,470	57,457
Total Financial Liabilities	$2,167,253	$2,086,903	$2,168,575	$2,143,254

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 12 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.”  (Formerly FSP No. EITF 03-6-1) New authoritative accounting guidance under ASC Topic 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  ASC Topic 260-10 became effective on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” (Formerly SFAS 115-2 and SFAS 124-2)  New authoritative accounting guidance under ASC Topic 320,  (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” (Formerly FSP No. 132(R)-1) New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

ASC Topic 805, “Business Combinations.”  (Formerly SFAS No. 141) On January 1, 2009, new authoritative accounting guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.   ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquirer at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under  previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.   ASC Topic requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Under ASC Topic 805, the requirements of ASC Topic 420, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.”   ASC Topic 805 is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.

FASB ASC Topic 810, “Consolidation.”  (Formerly SFAS No. 160) New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” (Formerly SFAS No. 161) New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and did not have an impact on the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  (Formerly FSP ASC 820-10-4) New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009 and it did not significantly impact the Company’s financial statements.

 Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.”(Formerly SFAS 107-1 and APB 28-1) New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 11 - Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events.”(Formerly SFAS No. 165) New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.”(Formerly SFAS No. 166) New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

ASC Topic 105, “Generally Accepted Accounting Principles, (Formerly SFAS No. 168), establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  ASC Topic 105 will be effective for the Company’s financial statements for the periods ending after September 15, 2009.

QUARTERLY FINANCIAL DATA (UNAUDITED)
	2009			2008				2007
(Dollars in Thousands, Except Per Share Data)	Third	Second	First	Fourth	Third(1)	Second	First	Fourth
Summary of Operations:
Interest Income	$30,787	$31,180	$31,053	$33,229	$34,654	$36,260	$38,723	$40,786
Interest Expense	4,235	4,085	4,058	5,482	7,469	8,785	12,264	13,241
Net Interest Income	27,552	27,095	26,995	27,747	27,185	27,475	26,459	27,545
Provision for Loan Losses	12,347	8,426	8,410	12,497	10,425	5,432	4,142	1,699
Net Interest Income After Provision for Loan Losses	14,205	18,669	18,585	15,250	16,760	22,043	22,317	25,846
Noninterest Income	14,304	14,634	14,042	13,311	20,212	15,718	17,799	15,823
Noninterest Expense	31,615	32,930	32,257	31,002	29,916	30,756	29,798	31,614
Income Before Provision for Income Taxes	(3,106)	373	370	(2,441)	7,056	7,005	10,318	10,055
Provision for Income Taxes	(1,618)	(401)	(280)	(738)	2,218	2,195	3,038	2,391
Net Income	$(1,488)	$774	$650	$(1,703)	$4,838	$4,810	$7,280	$7,664
Net Interest Income (FTE)	$27,128	$27,679	$27,578	$28,387	$27,802	$28,081	$27,078	$28,196

Per Common Share:
Net Income Basic	$(0.08)	$0.04	$0.04	$(0.10)	$0.29	$0.28	$0.42	$0.44
Net Income Diluted	(0.08)	0.04	0.04	(0.10)	0.29	0.28	0.42	0.44
Dividends Declared	0.190	0.190	0.190	0.190	0.185	0.185	0.185	0.185
Diluted Book Value	15.76	16.03	16.18	16.27	17.45	17.33	17.33	17.03
Market Price:
High	17.10	17.35	27.31	33.32	34.50	30.19	29.99	34.00
Low	13.92	11.01	9.50	21.06	19.20	21.76	24.76	24.60
Close	14.20	16.85	11.46	27.24	31.35	21.76	29.00	28.22

Selected Average
Balances:
Loans	$1,964,984	$1,974,197	$1,964,086	$1,940,083	$1,915,008	$1,908,802	$1,909,574	$1,908,069
Earning Assets	2,157,362	2,175,281	2,166,237	2,150,841	2,207,670	2,303,971	2,301,463	2,191,230
Assets	2,497,969	2,506,352	2,486,925	2,463,318	2,528,638	2,634,771	2,646,474	2,519,682
Deposits	1,950,170	1,971,190	1,957,354	1,945,866	2,030,684	2,140,545	2,148,874	2,016,736
Shareowners’ Equity	275,027	277,114	281,634	302,227	303,595	300,890	296,804	299,342
Common Equivalent Shares:
Basic	17,024	17,010	17,109	17,125	17,124	17,146	17,170	17,444
Diluted	17,025	17,010	17,131	17,135	17,128	17,147	17,178	17,445

Ratios:
ROA	(0.24)%	0.12%	0.11%	(0.28)%	0.76%	0.73%	1.11%	1.21%
ROE	(2.15)%	1.12%	0.94%	(2.24)%	6.34%	6.43%	9.87%	10.16%
Net Interest Margin (FTE)	4.99%	5.11%	5.16%	5.26%	5.01%	4.90%	4.73%	5.10%
Efficiency Ratio	73.86%	75.44%	75.07%	71.21%	59.27%	66.89%	63.15%	68.51%

(1)	Includes a $6.25 million ($3.8 million after-tax) one-time gain on sale of a portion of our merchant services portfolio.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," “Market Risk and Interest Rate Sensitivity,” "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," “Legislation,” and "Critical Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

In this MD&A, we present an operating efficiency ratio and an operating net noninterest expense as a percent of average assets ratio, both of which are not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provide important information regarding our results of operations.  Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and merger expenses, by the sum of tax equivalent net interest income and noninterest income.  We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense (excluding intangible amortization and merger expenses) from noninterest income.  Management uses these non-GAAP measures as part of its assessment of its performance in managing noninterest expenses.  We believe that excluding intangible amortization and merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2009	2008
Efficiency ratio	76.30%	77.83%	62.31%	77.24%	66.19%
Effect of intangible amortization expense	(2.44)%	(2.39)%	(3.04)%	(2.42)%	(3.21)%
Operating efficiency ratio	73.86%	75.44%	59.27%	74.82%	62.98%

Reconciliation of operating net noninterest expense ratio:
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2009	2008
Net noninterest expense as a percent of average assets	2.75%	2.93%	1.53%	2.88%	1.89%
Effect of intangible amortization expense	(0.16)%	(0.16)%	(0.23)%	(0.16)%	(0.23)%
Operating net noninterest expense as a percent of average assets	2.59%	2.77%	1.30%	2.72%	1.66%

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

Our long-term vision is to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  Acquisitions will continue to be focused on a three state area including Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando and Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Additionally, given the current environment, management monitors the opportunities that may be available through FDIC assisted transactions.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.

Much of our lending operations are in the State of Florida, which has been particularly hard hit in the current U.S. economic recession.  Evidence of the economic downturn in Florida is reflected in current unemployment statistics.  The Florida unemployment rate at September 2009 increased to 11.0% from 8.1% at the end of 2008 and 4.7% at the end of 2007.  A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

•
For the third quarter 2009, we realized a net loss of $1.5 million ($0.08 per diluted share) compared to net income of $0.8 million ($0.04 per diluted share) for the second quarter of 2009 and $4.8 million ($0.29 per diluted share) for the third quarter of 2008.  For the first nine months of 2009, we realized a net loss of $0.1 million ($0.00 per diluted share) compared to net income of $16.9 million ($0.99 per diluted share) for the comparable period of 2008.

•
The net loss reported for the third quarter of 2009 reflects a loan loss provision of $12.3 million ($0.45 per diluted share) versus $8.4 million ($0.30 per diluted share) in the second quarter of 2009 and $10.4 million ($0.37 per diluted share) in the third quarter of 2008.  Earnings for the third quarter of 2008 also included a $6.25 million gain ($0.22 per diluted share) from the sale of a portion of the bank’s merchant services portfolio.

•
Year-to-date 2009 performance reflects a loan loss provision of $29.2 million ($1.05 per diluted share) and a special FDIC assessment of approximately $1.2 million ($0.04 per diluted share) recorded in the second quarter.  Year-to-date earnings for 2008 reflect a loan loss provision of $20.0 million ($0.72 per diluted share), a $6.25 million gain ($0.22 per diluted share) from the sale of the bank’s merchant services portfolio, and Visa related transactions, which had a favorable impact on earnings of $3.5 million ($0.13 per diluted share).

•
Tax equivalent net interest income for the third quarter of 2009 was $27.1 million compared to $27.7 million for the second quarter of 2009 and $27.8 million for the third quarter of 2008.  For the first nine months of 2009, tax equivalent net interest income totaled $82.4 million compared to $83.0 million in 2008.

•
Noninterest income decreased $0.3 million, or 2.3%, from the prior linked quarter due to lower mortgage banking fees and merchant fees.  Year over year, noninterest income declined $5.9 million, or 29.2%, and $10.7 million, or 20.0%, for the three and nine-month periods, respectively.  For the three month period, a one-time $6.25 million gain from the sale of a portion of our merchant services portfolio drove the unfavorable variance as well as lower merchant fee revenue reflective of the sale that occurred in July 2008.  For the nine-month period, the aforementioned one-time $6.25 million gain, lower merchant fee revenue, as well as a $2.4 million gain from the redemption of Visa shares realized in the first quarter of 2008 drove the unfavorable year over year variance.

•
Noninterest expense decreased $1.3 million, or 4.0%, from the prior linked quarter due primarily to lower compensation expense and FDIC insurance expense.  Year over year, noninterest expense increased $1.7 million, or 5.7%, and $6.3 million, or 7.0%, for the three and nine-month periods, respectively.  For the three month period, higher expense for other real estate properties and legal expense, both attributable to the increase in collection and foreclosure activity, drove the unfavorable variance.  For the nine-month period, higher expense for other real estate properties, legal expense, pension expense, and higher FDIC insurance premiums, including a $1.2 million special assessment, drove the unfavorable variance.  A one-time entry of $1.1 million in the first quarter of 2008 to reverse a portion of our Visa litigation accrual also contributed to the increase for the comparative nine month period.

•
Loan loss provision for the quarter was $12.3 million, as compared to $8.4 million for the prior linked quarter.  The higher loan loss provision was driven by an increase in impaired loan reserves for newly identified impaired loans, and to a lesser extent devaluation in real estate collateral securing impaired loans, primarily related to land development.  Year over year, the loan loss provision increased $1.9 million and $9.2 million for the three and nine-month periods, respectively, generally reflective of current depressed economic conditions, and stress within our real estate markets, including property devaluation.  As of September 30, 2009, the allowance for loan losses was 2.32% of total loans and provided coverage of 41% of nonperforming loans.

•
Average earnings assets decreased $17.9 million, or 0.8%, from the second quarter of 2009 and increased $6.5 million, or 0.3%, from the prior year-end.  The decline from the prior linked quarter was primarily attributable to a $9.2 million decline in loans reflective of the migration of loans to the other real estate category, and a $7.4 million decrease in investment securities.  Compared to the fourth quarter of 2008, the increase in earning assets primarily reflects growth in the loan portfolio, which increased $24.9 million, or 1.3%, partially offset by a reduction in investment securities and short-term investments.  Average deposits declined by $21.0 million, or 1.1%, from the second quarter of 2009 and increased $4.3 million, or 0.2%, from the fourth quarter of 2008, respectively.

•
As of September 30, 2009, we are well-capitalized with a risk based capital ratio of 14.12% and a tangible capital ratio of 7.43% compared to 14.69% and 7.76%, respectively, at year-end 2008 and 15.15% and 8.67%, respectively, at September 30, 2008.

RESULTS OF OPERATIONS

Net Income

We realized a net loss of $1.5 million ($0.08 per diluted share) for the third quarter of 2009 compared to net income of $0.8 million or ($0.04 per diluted share) for the second quarter of 2009 and $4.8 million ($0.29 per diluted share) for the third quarter of 2008.   For the first nine months of 2009, we realized a net loss $0.1 million ($0.00 per diluted share) compared to net income of $16.9 million ($0.99 per diluted share), for the same period of 2008.

The net loss reported for the third quarter of 2009 reflects a loan loss provision of $12.3 million ($0.45 per diluted share) versus $8.4 million ($0.30 per diluted share) in the second quarter of 2009 and $10.4 million ($0.37 per diluted share) in the third quarter of 2008.  Earnings for the third quarter of 2008 also included a $6.25 million gain ($0.22 per diluted share) from the sale of a portion of the bank’s merchant services portfolio.

Year-to-date 2009 performance reflects a loan loss provision of $29.2 million ($1.05 per diluted share) and a special FDIC assessment of approximately $1.2 million ($0.04 per diluted share) recorded in the second quarter.  Year-to-date earnings for 2008 reflect a loan loss provision of $20.0 million ($0.72 per diluted share), a $6.25 million gain ($0.22 per diluted share) from the sale of the bank’s merchant services portfolio, and Visa related transactions, which had a favorable impact on earnings totaling $3.5 million ($0.13 per diluted share).

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest Income	$30,787	$31,180	$34,654	$93,020	$109,637
Taxable equivalent Adjustments	576	584	617	1,743	1,841
Total Interest Income (FTE)	31,363	31,764	35,271	94,763	111,478
Interest Expense	4,235	4,085	7,469	12,378	28,518
Net Interest Income (FTE)	27,128	27,679	27,802	82,385	82,960
Provision for Loan Losses	12,347	8,426	10,425	29,183	19,999
Taxable Equivalent Adjustments	576	584	617	1,743	1,841
Net Interest Income After provision for Loan Losses	14,205	18,669	16,760	51,459	61,120
Noninterest Income	14,304	14,634	20,212	42,980	53,729
Noninterest Expense	31,615	32,930	29,916	96,802	90,470
Income Before Income Taxes	(3,106)	373	7,056	(2,363)	24,379
Income Taxes	(1,618)	(401)	2,218	(2,299)	7,451
Net Income	$(1,488)	$774	$4,838	$(64)	$16,928

Basic Net Income Per Share	$(0.08)	$0.04	$0.29	$0.00	$0.99
Diluted Net Income Per Share	$(0.08)	$0.04	$0.29	$0.00	$0.99

Return on Average Equity	(2.15)%	1.12%	6.34%	(0.03)%	7.53%
Return on Average Assets	(.24)%	0.12%	0.76%	0.00%	0.87%

Net Interest Income

Tax equivalent net interest income for the third quarter of 2009 was $27.1 million compared to $27.7 million for the second quarter of 2009 and $27.8 million for the third quarter of 2008.  For the first nine months of 2009, tax equivalent net interest income totaled $82.4 million compared to $83.0 million in 2008.

The decrease in the net interest income on a linked quarter basis was partially due to the downward repricing of earning assets and a slight (3 basis points) increase in the costs of funds.  One additional calendar day in the third quarter and a lower level of foregone interest on nonaccrual loans helped to offset the decline.  The loan portfolio declined during the quarter and also continued to reprice lower without the offsetting benefit in funding costs.  Compared to the linked quarter, the costs of funds increased primarily in interest bearing non-maturity deposits, reflecting a money market promotion launched during the third quarter.

The decline from the third quarter of 2008 reflects the downward repricing of earning assets, higher foregone interest on nonaccrual loans, and lower loan fees.  Partially offsetting the decline was the lower costs of funds.  We responded aggressively to the federal funds rate reductions, which began in September 2007.  This, coupled with a favorable shift in mix of deposits, has resulted in a significantly lower cost of funds year over year.

The net interest margin of 4.99% declined 12 basis points over the linked quarter, attributable to lower earning assets yields and a slightly higher cost of funds.  As compared to the third quarter of 2008, the margin experienced a slight decline of two basis points, reflecting compression in earning asset yields and lower loan fees, partially offset by aggressive deposit repricing.

The slight decrease in net interest income for the first nine months of 2009 as compared to the same period in 2008 resulted from lower earning assets yields, higher foregone interest and lower loan fees, partially offset by the lower costs of funds.

Over the next couple of quarters, we anticipate some continued reduction in our asset yields with a slight increase in our cost of funds, which during the first nine months half of 2009 has averaged 76 basis points.  Therefore, we expect to experience some slight margin compression during the fourth quarter of 2009.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2009 was $12.3 million compared to $8.4 million for the second quarter of 2009 and $10.4 million for the third quarter of 2008.  The higher loan loss provision compared to the prior quarter was driven by an increase in impaired loan reserves for newly identified impaired loans and, to a lesser extent, devaluation in real estate collateral securing impaired loans, primarily related to land development.  For the nine-month period, our loan loss provision was $29.2 million compared to $20.0 million for the same period of 2008 with the increase generally reflecting weakened economic conditions and real estate market stress, including declining property values, primarily vacant land.

Net charge-offs in the third quarter totaled $8.7 million (1.76% of average loans) compared to $6.8 million (1.39% of average loans) in the second quarter of 2009 and $2.4 million (.50% of average loans) in the third quarter of 2008.  For the nine-month period of 2009, our net charge-offs totaled $20.8 million (1.41% of average loans), compared to $7.5 million (.53% of average loans) for the same period in 2008.  At quarter-end, the allowance for loan losses was 2.32% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

CHARGE-OFFS
Commercial, Financial and Agricultural	$633	$388	$275	$1,878	$1,318
Real Estate – Construction	2,315	3,356	77	5,991	807
Real Estate - Commercial Mortgage	1,707	123	(35)	2,833	1,205
Real Estate – Residential	3,394	2,379	797	7,748	1,791
Consumer	1,324	1,145	1,797	4,586	4,199
Total Charge-offs	9,373	7,391	2,911	23,036	9,320

RECOVERIES
Commercial, Financial and Agricultural	64	84	68	222	263
Real Estate – Construction	150	-	4	535	4
Real Estate - Commercial Mortgage	8	1	1	9	15
Real Estate – Residential	92	51	6	202	33
Consumer	331	439	433	1,281	1,484
Total Recoveries	645	575	512	2,249	1,799

Net Charge-offs	$8,728	$6,816	$2,399	$20,787	$7,521
Net Charge - Offs ( Annualized)	1.76%	1.39%	0.50%	1.41%	0.53%
as a percent of Average
Loans Outstanding, Net of
Unearned Interest

Noninterest Income

Noninterest income for the third quarter of 2009 totaled $14.3 million compared to $14.6 million in the second quarter of 2009 and $20.2 million for the third quarter of 2008.  Compared to the linked quarter, the $0.3 million, or 2.3%, decline was due to lower mortgage banking fees ($239,000) and merchant fees ($270,000), partially offset by higher retail brokerage fees ($141,000).  Compared to the prior year quarter, the $5.9 million, or 29.2%, decline primarily reflects a one-time $6.25 million pre-tax gain from a sale of a portion of the bank’s merchant services portfolio in 2008.

For the first nine months of 2009, as compared to same period of 2008, noninterest income decreased $10.7 million, or 20.0%, due to the one-time $6.25 million pre-tax gain from the bank’s sale of the merchant services portfolio in the third quarter of 2008, a $2.4 million pre-tax gain from the redemption of Visa shares realized in the first quarter of 2008, and an unfavorable year over year variance in merchant fees of $2.9 million related to the aforementioned merchant services portfolio sale.

Noninterest income represented 35.0% and 34.7% of operating revenues, respectively, for the three and nine month periods of 2009 compared to 42.6% and 39.8%, respectively, for the same three and nine month periods of 2008.  The higher ratio for 2008 is primarily due to the impact of the $6.25 million pre-tax gain from the bank’s merchant services portfolio sale, and the $2.4 million pre-tax gain from the redemption of Visa shares.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Noninterest Income:
Service Charges on Deposit Accounts	$7,099	$7,162	$7,110	$20,959	$20,935
Data Processing Fees	914	896	873	2,680	2,498
Asset Management Fees	960	930	1,025	2,860	3,300
Retail Brokerage Fees	765	625	565	1,883	1,769
Investment Security Gains	4	6	27	10	122
Mortgage Banking Fees	663	902	331	2,149	1,331
Merchant Service Fees (1)	393	663	616	2,014	4,898
Interchange Fees (1)	1,129	1,118	1,073	3,303	3,158
Gain on Sale of Portion of Merchant Services Portfolio	-	-	6,250	-	6,250
ATM/Debit Card Fees (1)	876	884	742	2,623	2,244
Other	1,501	1,448	1,600	4,499	7,224

Total Noninterest Income	$14,304	$14,634	$20,212	$42,980	$53,729

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees decreased $62,000, or 0.87%, from the linked quarter of 2009 and $10,000, or 0.14%, from the third quarter of 2008.  The decrease reflects a slightly higher level of overdraft charge-offs.  For the first nine months of 2009, deposit service charge fees increased $24,000, or 0.11%, over the same period of 2008, primarily reflective of higher analysis fees from business accounts.

Asset Management Fees.  Fees from asset management services increased $30,000, or 3.2%, from the second quarter of 2009 and decreased $65,000, or 6.3%, from the third quarter of 2008.  The increase over the prior quarter is primarily attributable to higher managed account valuations reflective of the improvement in market conditions.  The reduction from the prior year quarter reflects lower managed account valuations driven by market devaluation that took place in late 2008 and early 2009.  For the first nine months of 2009, fees decreased $440,000, or 13.3%, due also to the impact of asset devaluation.  At September 30, 2009, assets under management totaled $689.3 million compared to $651.6 million for the second quarter of 2009 and $705.5 million at the end of the third quarter of 2008.

Mortgage Banking Fees.  Mortgage banking fees decreased $239,000, or 26.5%, from the second quarter of 2009 and increased $332,000, or 100.2%, over the third quarter of 2008.  The reduction from the linked quarter is attributable to a slow-down in the volume of homeowner refinancing activity which spiked in early 2009 due to the historically low interest rate environment.  For the first nine months of the 2009, fees increased $818,000, or 61.5%, driven also by the increase in homeowner refinance activity.

Bank Card Fees.  Bank card fees (including merchant services fees, interchange fees, and ATM/debit card fees) declined by $269,000, or 10.1%, from the second quarter of 2009 and $34,000, or 1.4%, from the third quarter of 2008 attributable to a decline in merchant fees, which was due to lower processing volume for our lone remaining merchant.  While there was a $223,000 reduction in merchant fees from the third quarter of 2008 to the third quarter 2009, it was mostly offset by strong growth in other card fees.  For the first nine months of 2009, bank card fees declined $2.4 million, or 22.9%, due to lower merchant fees reflecting the sale of the merchant services portfolio that was sold in July 2008.  Fee revenue for our other card products (debit and ATM cards) continues to improve as evidenced by a $524,000, or 9.7% increase for the first nine months of 2009 compared to the same period of 2008.  It is anticipated that processing for our remaining merchant will be discontinued in the later part of 2009 or in early 2010.  This is not anticipated to have a significant impact on our operating profit due to the offsetting expense, however, it will result in the elimination of our merchant services revenues at some point in the future.

Other.  Other income increased $53,000, or 3.7%, over the second quarter of 2009 and decreased $99,000, or 6.2% from the same period of 2008.  The increase from the prior quarter is primarily attributable to higher gains from the sale of other real estate property and the decline from the prior year quarter reflects lower fees from our working capital financing business.  For the first nine months of 2009, other income decreased $2.7 million, or 37.7%, from the same period in 2008 also due to lower fees for our working capital financing business, but more significantly, the impact of the $2.4 million pre-tax gain from the redemption of Visa shares recognized in the first quarter of 2008.

Noninterest Expense

Noninterest expense totaled $31.6 million for the third quarter of 2009 compared to $32.9 million in the second quarter of 2009 and $29.9 million for the third quarter of 2008.  Compared to the second quarter, the $1.3 million, or 4.0%, favorable variance was due to lower compensation expense ($389,000) and FDIC insurance premium expense ($1.2 million).  Compared to prior year quarter, the $1.7 million, or 5.7%, increase primarily reflects an increase in other real estate owned expense ($1.0 million) and legal expense ($517,000).

For the first nine months of 2009, as compared to the same period of 2008, noninterest expense increased $6.3 million, or 7.0%, due to higher other real estate owned expense ($2.9 million), legal expense ($1.2 million), pension expense ($2.2 million), and FDIC insurance premium expense ($3.4 million), partially offset by lower expense for merchant fees ($2.5 million), intangible amortization ($1.3 million), and furniture/fixtures depreciation and maintenance ($632,000).  The unfavorable variance was also impacted by the reversal of a portion ($1.1 million) of our Visa litigation accrual in the first quarter of 2008, which had the effect of reducing noninterest expense.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Noninterest Expense:
Salaries	$12,603	$12,337	$12,616	$38,081	$38,246
Associate Benefits	3,057	3,712	2,801	10,865	8,093
Total Compensation	15,660	16,049	15,417	48,946	46,339

Premises	2,455	2,540	2,373	7,340	7,226
Equipment	2,193	2,304	2,369	6,835	7,534
Total Occupancy	4,648	4,844	4,742	14,175	14,760

Legal Fees	1,048	827	531	2,713	1,507
Professional Fees	1,008	931	990	2,899	2,809
Processing Services	903	880	1,159	2,692	2,900
Advertising	727	752	738	2,335	2,412
Travel and Entertainment	299	234	326	827	1,000
Printing and Supplies	491	464	480	1,432	1,517
Telephone	544	547	688	1,659	1,982
Postage	401	452	460	1,271	1,324
Insurance - Other	1,021	2,192	329	4,079	724
Intangible Amortization	1,011	1,010	1,459	3,032	4,376
Interchange Fees	363	483	482	1,584	4,069
Courier Service	115	111	120	364	365
Other Real Estate Owned	1,595	1,296	543	3,638	763
Miscellaneous	1,781	1,858	1,452	5,156	3,623
Total Other	11,307	12,037	9,757	33,681	29,371

Total Noninterest Expense	$31,615	$32,930	$29,916	$96,802	$90,470

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefit expense decreased $389,000, or 2.4%, from the second quarter of 2009 due to lower pension expense ($878,000), partially offset by higher stock compensation expense ($211,000) and higher cash incentive expense ($473,000).  The lower pension expense reflects the completion of the annual actuarial audit work performed on our benefits plans, which resulted in a favorable adjustment in our accounting expense of approximately $0.9 million for the quarter.  The higher level of both stock compensation expense and cash incentive expense primarily reflects the impact of the adjustment made in the prior quarter to bring the expense accrual in line with actual performance for our various incentive plans.  Compared to the same quarter of 2008, compensation expense increased $243,000, or 1.6% due primarily to higher pension expense ($179,000) and associate insurance benefits ($94,000).  For the first nine months of 2009, compensation expense increased $2.6 million, or 5.6%, over the same period in 2008 due to higher pension expense ($2.2 million) and an increase in associate insurance benefits ($306,000).  The increase in pension cost is primarily driven by a decline in the market value of pension assets during 2008.

Occupancy.  Occupancy expense (including premises and equipment) decreased $196,000, or 4.0%, from the second quarter of 2009 and decreased $94,000, or 2.0%, from the same quarter in 2008.  The decrease for both periods is primarily attributable to lower maintenance and repair expense reflective of closer supervision and management of maintenance expenses by management as well as renewal of some maintenance agreements at lower rates.  For the first nine months of 2009, occupancy expense decreased $586,000, or 4.0%, due to the same factors as well as the full depreciation of some larger components of our core processing system and ATM machines.

Other.  Other noninterest expense decreased $730,000, or 6.1%, from the second quarter of 2009 primarily due to the impact of the $1.2 million special FDIC insurance assessment recorded in the second quarter.  Higher legal fees ($221,000) and other real estate owned expense ($299,000), both attributable to increased collection and foreclosure activity, partially offset the favorable variance in FDIC insurance expense.  Compared to the same quarter of 2008, other noninterest expense increased $1.6 million, or 15.9%, due to higher FDIC insurance premiums ($693,000), an increase in expense for other real estate owned properties ($1.1 million) and higher legal fees ($517,000), partially offset by a reduction in intangible amortization expense ($448,000).  For the first nine months of 2009, as compared to the same period of 2008, other noninterest expense increased $4.3 million, or 14.7%, due to higher other real estate owned expense ($2.9 million), legal expense ($1.2 million), and FDIC insurance premium expense ($3.4 million), partially offset by lower expense for merchant fees ($2.5 million) and intangible amortization ($1.3 million).  The unfavorable variance was also impacted by the reversal of a portion ($1.1 million) of our Visa litigation accrual in the first quarter of 2008, which had the effect of reducing noninterest expense.

The operating net noninterest expense ratio (expressed as noninterest income minus noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of average assets) was 2.59% for the third quarter of 2009 compared to 2.77% for the second quarter of 2009 and 1.30% for the third quarter of 2008.  Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 73.86% for the third quarter of 2009 compared to 75.44% for the second quarter of 2009 and 59.27% for the third quarter of 2008.  For the first nine months of 2009, these metrics were 2.72% and 74.82%, compared to 1.66% and 62.98%, respectively, for the same period of 2008.  The variance in these metrics compared to prior year is due to the impact of the aforementioned Visa related entries during the first quarter of 2008, the gain from the merchant services portfolio sale, as well as a higher level of operating expenses, primarily pension expense, FDIC insurance premiums, legal fees, and other real estate owned costs.

Income Taxes

We realized a tax benefit of $1.6 million for the third quarter of 2009 compared to a tax benefit of $401,000 for the second quarter of 2009, reflecting a higher operating loss and a more significant impact of our permanent book/tax differences (primarily tax exempt income) in relation to our book operating profit.  For the three and nine months of 2008, we realized a more normalized income tax expense due to higher book operating profit resulting in effective tax rates of 31.4% and 30.6%, respectively.  The effective tax rate for the first nine months of 2008 was also affected by the resolution of a tax contingency that occurred during the first quarter of 2008.

FINANCIAL CONDITION

Average earning assets were $2.157 billion for the third quarter of 2009, a decrease of $17.9 million, or 0.8% from the second quarter of 2009, and an increase of $6.5 million, or 0.3% from the fourth quarter of 2008.  The decrease from the second quarter is primarily attributable to a $7.4 million and $9.2 million decrease in the investment and loan portfolios, respectively.

Investment Securities

Securities classified as available-for-sale are recorded at fair value and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareowners’ equity.  At September 30, 2009 and December 31, 2008, the investment portfolio maintained a net unrealized gain of $2.5 million and $2.3 million, respectively.  Investment securities totaling $6.8 million have an unrealized loss totaling $77,000 and have been in a loss position for less than 12 months.  These securities consist of both pre-refunded municipal bonds that are escrowed to maturity with U.S. Government securities, and mortgage-backed securities which are backed by the full faith and credit of the U.S, Government. These positions are at a loss because they were acquired when the general level of interest rates was lower than that on September 30, 2009.  The investment portfolio is expected to mature at par or better and is not considered to be impaired.

Loans

Average loans increased $24.9 million, or 1.3%, from the fourth quarter of 2008 but declined 9.2 million or 0.5%, from the linked quarter.  The current quarter decrease in the loan portfolio was offset by an increase in other real estate owned as we continue to move forward with the resolution of nonaccrual loans.  The loan portfolio experienced a slight increase when compared to the prior quarter after adjusting for the nonaccrual loans transferred to ORE.  This represents the fifth consecutive quarter of growth in the core loan portfolio.  Loan growth remains strong in the commercial mortgage and home equity portfolios.

The improvement from year-end is due to the efforts of our bankers to reach clients who are interested in moving or expanding their banking relationships. We believe this loan growth also reflects the diversity of our loan products and the variety of quality lending opportunities that our banking relationships and markets continue to offer.  While we strive to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner.  Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

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

While we have a majority of our loans (76.7%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At September 30, 2009, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 36.0% and 34.1%, respectively, of the loan portfolio.  Furthermore, approximately 13.1% of our loan portfolio is secured by vacant commercial and residential land loans.  These loans include both improved and unimproved land and are comprised of loans to individuals as well as developers.

Nonperforming Assets

At September 30, 2009, nonperforming assets (including nonaccrual loans, restructured loans, and other real estate owned) totaled $144.4 million, a net increase of $0.7 million, or 1% from the second quarter and $36.5 million, or 34% from the fourth quarter of 2008.  Nonaccrual loans totaled $91.9 million at the end of the third quarter, a net decrease of $19.2 million from the prior quarter and $5.0 million from year-end 2008, reflective of a further slowdown in gross additions to non-accruing status and an increase in the migration of nonaccrual loans to the other real estate owned category.  Vacant residential land loans represented approximately 43% of our nonaccrual loan balance at quarter-end.  In aggregate, a reserve equal to approximately 28% has been allocated to these vacant residential land loans.  Quarter over quarter, other real estate owned properties increased $13.7 million and restructured loans increased by $6.2 million.  Nonperforming assets represented 7.25% of loans and other real estate at the end of the third quarter compared to 7.19% at the prior quarter-end and 5.48% at year-end 2008.

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

The allowance for loan losses was $45.4 million at September 30, 2009 compared to $41.8 million at June 30, 2009 and $37.0 million at December 31, 2008.  The allowance for loan losses was 2.32% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans at September 30, 2009 compared to 2.12% and 34%, respectively, at June 30, 2009 and 1.89% and 38%, respectively, at year-end 2008.  The increase in the allowance compared to the prior quarter reflects impaired loan reserves for newly identified impaired loans, primarily related to residential land development. The increase in our allowance since year-end 2008 is due to higher impaired loan reserves, driven by both an increase in loan defaults and real estate collateral devaluation (primarily vacant residential land).  Higher loan loss factors and an increase in the level of problem loans also increased our level of required general reserves relative to year-end 2008.  It is management’s opinion that the allowance at September 30, 2009 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $1.950 billion for the third quarter, a decrease of $21.0 million, or 1.1%, from the second quarter and an increase of $4.3 million, or 0.2%, from the fourth quarter of 2008.   On a linked quarter basis, the decrease in deposits reflects a decline in public funds attributable to seasonal run-off and the decision not to match competitors’ rates.   Core deposits continued to grow during the quarter and partially offset the public funds decline.  The core deposit growth occurred primarily in the money market accounts and certificate of deposits.  Additionally, our absolutely free checking product continues to be successful as both balances and the number of accounts continue to post growth quarter over quarter.  Certificates of deposit balances have grown as rate pressures from higher paying institutions have eased in most of our markets.  The growth in money market accounts compared to the linked quarter reflects a successful test of a deposit promotion in our Macon market, which we plan to expand during the fourth quarter to a few other markets.

Compared to year-end 2008, the increase in average deposits reflects higher core deposits and public funds.  Core deposits have increased as discussed above and, while an influx of public funds was experienced late in the first quarter of 2009, there has been an easing in these balances, which began in late April.  Additionally, money market balances declined during the first half of 2009, but experienced a partial offset in the third quarter as balances have increased slightly as discussed above.  We continue to pursue prudent pricing discipline and to manage the mix of our deposits.  Therefore, we are not attempting to compete on price with higher rate paying competitors for these deposits.

MARKET RISK AND INTEREST RATE SENSITIVITY

Overview.  Market risk management arises from changes in interest rates, exchange rates, commodity prices, and equity prices.  We have risk management policies to monitor and limit exposure to market risk and do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices.  Relative to asset and liability management,  policies are in place which are designed to minimize structural interest rate risk.

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by plus or minus 100, 200, and 300 basis points (“bp”), although we may elect not to use particular scenarios that we determined are impractical in a current rate environment or, based on the absolute level of interest rates, we may perform interest rate shocks in excess of +/- 300 basis points.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.
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

ESTIMATED CHANGES IN NET INTEREST INCOME(1)

Changes in Interest Rates	+300bp	+200bp	+100bp	-100bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
September 30, 2009	2.8%	2.5%	1.5%	0.8%
June 30, 2009	2.6%	2.6%	1.6%	-0.0%

The Net Interest Income at Risk position was slightly less favorable in the “up 100” and “up 200” rate scenarios, while improving in the “up 300” rate scenario, when compared to the linked quarter.  The “down rate” scenario improved slightly from prior quarter.  All of the above measures of net interest income at risk remained well within prescribed policy limits.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300bp	+200bp	+100bp	-100bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
September 30, 2009	4.5%	7.1%	5.2%	-6.9%
June 30, 2009	0.3%	2.3%	2.4%	-3.7%

Our risk profile, as measured by EVE, improved significantly, when compared to the linked quarter for the “up rate” scenarios.  When compared to prior quarter, the “down rate” scenario decreased considerably.  The variances reported in EVE from the prior quarter are primarily attributable to key assumptions changes for non-maturity deposits reflecting the application of recommendations from a Core Deposit Study performed by an independent third party.  All of the above measures of economic value of equity are within prescribed policy limits.

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

Overall, as of quarter-end, we have the ability to generate $601 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  The Bank has the ability to declare and pay up to $30 million in dividends to the parent for the remainder of 2009, more than meeting our ongoing financial obligations.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases the probability that certain credit facilities may no longer be available.  The liquidity currently available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is 1.23 years and as of quarter-end had a net unrealized pre-tax gain of $2.5 million.

We maintained an average net overnight funds (deposits with banks plus Fed funds sold less Fed funds purchased) purchased position of $53.5 million during the third quarter of 2009 compared to an average net overnight funds purchased position of $49.8 million in the second quarter and an average overnight funds purchased position of $3.2 million at year-end 2008.  The unfavorable variance in funds purchased position compared to the linked quarter is attributable to a decrease in deposits, partially offset by a slight reduction in the loan and investment portfolios.  The unfavorable variance relative to the fourth quarter of 2008 reflects growth in the loan portfolio, partially offset by growth in deposits and a decline in investment securities.

Capital expenditures are expected to approximate $14.0 million over the next 12 months, which consist primarily of new banking office construction, office equipment and furniture, and technology purchases.  In addition, a new proposed rule adopted by the FDIC will require us to prepay on December 30, 2009, our estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all of 2010, 2011, and 2012 – we have estimated that this payment will be $12.8 million.  We believe that these capital expenditures and the prepayment of the aforementioned FDIC assessments will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings.  At September 30, 2009, advances from the FHLB consisted of $70.7 million in outstanding debt and 43 notes.  For the first nine months of the year, the Bank made FHLB advance payments totaling approximately $18.3 million and obtained five new FHLB advances totaling $37.7 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $268.4 million as of September 30, 2009, compared to $278.8 million as of December 31, 2008.  Our leverage ratio was 10.96% and 11.51%, respectively, and our tangible capital ratio was 7.43% and 7.76%, respectively, for the same periods.  Our risk-adjusted capital ratio of 14.12% at September 30, 2009 exceeds the 8.0% minimum requirement and the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

Adequate capital and financial strength is paramount to the stability of CCBG and the Bank.  Cash dividends declared and paid should not place unnecessary strain on our capital levels.  Although a consistent dividend payment is believed to be favorably viewed by the financial markets and shareowners, the Board of Directors will declare dividends only if we are considered to have adequate capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.  Our strong capital position has allowed us to continue paying a quarterly dividend to our shareowners despite lower earnings performance.  We will continue to monitor our capital and liquidity position to ensure that continuation of our dividend does not place unnecessary strain on our capital levels.  Dividends declared and paid during the first nine months of 2009 totaled $.570 per share compared to $.555 per share for same period of 2008, an increase of 2.7%.  The dividend payout ratio for the first nine months of 2009 was not meaningful due to the small year-to-date net loss we realized.  The dividend payout ratio for 2008 was 56.0%.

During the first nine months of 2009, shareowners’ equity decreased $10.4 million, or 4.9%, on an annualized basis.  During this same period, shareowners’ equity was negatively impacted by a net loss of $0.1 million, the payment of dividends totaling $9.7 million ($.570 per share), the repurchase/retirement of common stock of $1.6 million, and stock compensation accretion of $0.1 million.  Shareowners’ equity was positively impacted by the issuance of stock totaling $1.0 million and a change in the net unrealized gain on investment securities of $0.1 million.  At September 30, 2009, our common stock had a book value of $15.76 per diluted share compared to $16.27 at December 31, 2008.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  The Bank may declare and pay dividends to the parent company in an amount which approximates the Bank’s current year earnings. The Bank,  however, may request authorization from the Office of Financial Regulation and the Federal Reserve to declare and pay dividends that would exceed the amounts permitted under state and federal banking law.  If the Bank does not request the authorization for 2010, or if either the Office of Financial Regulation or Federal Reserve denies the request, then we may consider reducing or eliminating the dividend in 2010.  In addition, as a general matter, we should inform the Federal Reserve and should eliminate, defer or significantly reduce our dividends if our net income available to shareowners for the past four quarters, net of dividends previously paid during that period is not sufficient to fully fund the dividends.  As appropriate, and prior to, we informed the Federal Reserve of our intentions to declare and pay a third quarter dividend.  As of September 30, 2009, our net income available for the past four quarters, net of dividends paid during the period has not been sufficient to fully fund the dividends.  We will continue to evaluate our dividend quarterly and inform the Federal Reserve concerning matters relating to our overall dividend policy.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  To date, we have repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share.  We repurchased 145,888 shares of our common stock during the first quarter of 2009 at a weighted average purchase price of $10.65; no shares were repurchased during the second or third quarters of 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2009, we had $366.7 million in commitments to extend credit and $14.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

LEGISLATION

A new proposed rule adopted at the FDIC Board Meeting on September 29, 2009 would require insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all of 2010, 2011, and 2012. If adopted, an institution’s assessment will be calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5 percent annual growth rate through the end of 2012. Further, the FDIC will incorporate a uniform 3 basis point increase effective January 1, 2011.  Our estimates for this assessment will result in a prepayment of approximately $12.8 million, with the corresponding expense to be recorded and amortized over the respective periods.

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

Intangible Assets.  Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit.  Significant changes to our estimates, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period.  A goodwill impairment charge would not adversely affect the calculation of our risk based and tangible capital ratios.  Our annual review for impairment determined that no impairment existed at December 31, 2008.  Additionally, for the first, second, and third quarters of 2009, we considered the guidelines set forth in FASB ASC Topic 350, formerly SFAS No. 142, to discern whether further review for impairment was needed.  Based on these assessments, we concluded that no further review or testing for impairment was needed.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended September 30,						Nine Months Ended September 30,
		2009			2008			2009			2008
	Average		Average	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate

Assets:
Loans, Net of Unearned Interest(1)(2)	$1,964,984	$29,695	6.00%	$1,915,008	$32,622	6.78%	$1,967,759	$89,373	6.07%	$1,911,142	$101,684	7.11%
Taxable Investment Securities(2)	81,777	682	3.32%	93,723	940	3.99% %	87,393	2,200	3.35%	94,106	3,076	4.35%
Tax-Exempt Investment Securities	107,307	985	3.67%	98,966	1,234	4.99%	105,117	3,185	4.04%	94,725	3,641	5.13%
Funds Sold	3,294	1	0.11%	99,973	475	1.86%	5,992	5	0.12%	170,831	3,077	2.37%
Total Earning Assets	2,157,362	31,363	5.77%	2,207,670	35,271	6.36%	2,166,261	94,763	5.85%	2,270,804	111,478	6.55%
Cash & Due From Banks	76,622			77,309			78,271			84,552
Allowance For Loan Losses	(42,774)			(22,851)			(40,937)			(20,554))
Other Assets	306,759			266,510			293,528			268,220
TOTAL ASSETS	$2,497,969			$2,528,638			$2,497,123			$2,603,022

Liabilities:
NOW Accounts	$678,292	$257	0.15%	$727,754	$1,443	0.79%	$702,048	$731	0.14%	$763,164	$6,818	1.19%
Money Market Accounts	301,230	281	0.37%	369,544	1,118	1.20%	306,858	663	0.29%	378,756	4,526	1.60%
Savings Accounts	122,934	15	0.05%	117,970	30	0.10%	121,389	44	0.05%	116,112	93	0.11%
Other Time Deposits	430,944	2,073	1.91%	410,101	3,224	3.13%	413,641	6,183	2.00%	440,019	12,021	3.65%
Total Interest Bearing Deposits	1,533,400	2,626	0.68%	1,625,369	5,815	1.42%	1,543,936	7,621	0.66%	1,698,051	23,458	1.85%
Short-Term Borrowings	97,305	113	0.45%	51,738	230	1.76%	90,174	269	0.39%	58,530	1,047	2.38%
Subordinated Note Payable	62,887	936	5.83%	62,887	936	5.83%	62,887	2,794	5.86%	62,887	2,798	5.85%
Other Long-Term Borrowings	51,906	560	4.28%	43,237	488	4.48%	52,629	1,694	4.30%	35,194	1,215	4.61%
Total Interest Bearing Liabilities	1,745,498	4,235	0.96%	1,783,231	7,469	1.67%	1,749,626	12,378	0.95%	1,854,662	28,518	2.05%
Noninterest Bearing Deposits	416,770			405,314			415,610			408,372
Other Liabilities	60,674			36,498			53,986			39,547
TOTAL LIABILITIES	2,222,942			2,225,043			2,219,222			2,302,581

SHAREOWNER’S EQUITY
TOTAL SHAREOWNER’S EQUITY	275,027			303,595			277,901			300,441

TOTAL LIABILITIES AND
SHAREOWNER EQUITY	$2,497,969			$2,528,638			$2,497,123			$2,603,022

Interest Rate Spread			4.81%			4.69%			4.90%			4.50%
Net Interest Income		$27,128			$27,802			$82,385			$82,960
Net Interest Margin(3)			4.99%			5.01%			5.09%			4.87%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $347,000 and $1.2 million, for the three and nine months ended September 30, 2009 versus $562,000 and $1.9 million for the comparable periods ended September 30, 2008.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2009, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2008 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2008 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases made by or on our behalf  or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act of 1934), of our common stock.

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

Date: November 6, 2009

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