Form 10-K
period 2009-12-31
CAPITAL CITY BANK GROUP INC
filed 2010-03-04
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [   ]                                                                            Accelerated filer  [ X ]                                          Non-accelerated filer   [   ]Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No  [ X ]

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $141,409,946 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2010
Common Stock, $0.01 par value per share	17,056,303 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 20, 2010, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2009 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

▪	legislative or regulatory changes;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;
▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	our need and our ability to incur additional debt or equity financing;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	the effects of harsh weather conditions, including hurricanes;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I

Item 1.        Business

About Us

General

Capital City Bank Group, Inc. (“CCBG”) is a financial holding company registered under the Gramm-Leach-Bliley Act (“Gramm-Leach-Bliley Act”).  CCBG was incorporated under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG’s bank subsidiary, Capital City Bank (“CCB” or the “Bank”).  In this report, the terms “Company”, “we”, “us”, or “our” mean CCBG and all subsidiaries included in our consolidated financial statements.

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 70 full-service banking locations in Florida, Georgia, and Alabama.  CCB operates these banking locations.

At December 31, 2009, we had total consolidated assets of approximately $2.708 billion, total deposits of approximately $2.258 billion and shareowners’ equity was approximately $268 million.  Our financial condition and results of operations are more fully discussed in our consolidated financial statements.

CCBG’s principal asset is the capital stock of the Bank. CCB accounted for approximately 100% of consolidated assets at December 31, 2009, and approximately 100% of consolidated net income for the year ended December 31, 2009.  In addition to our banking subsidiary, we have seven indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Banc Investments, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of CCB, and two direct wholly-owned subsidiaries of CCBG, CCBG Capital Trust I and CCBG Capital Trust II.

Dividends and management fees received from the Bank are our primary source of income.  Dividend payments by the Bank to us depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions.  See the section entitled “Regulatory Considerations” in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information.  We had a total of 1,006 (full-time equivalent) associates at February 26, 2010.  Page 27 contains other financial and statistical information about us.

We have one reportable segment with the following principal services:  Banking Services, Data Processing Services, Trust and Asset Management Services, and Brokerage Services.

Regulatory Matter

In late February 2010, the Board of Directors of the Bank and the Board of Directors of CCBG agreed to approve certain board resolutions requested by the Federal Reserve (the “Federal Reserve Resolutions”).  From a regulatory perspective, this is an informal, nonpublic agreement; however, in the interest of full disclosure, we are summarizing the main obligations of the Federal Reserve Resolutions.  The Federal Reserve Resolutions require the Bank and CCBG to take actions to address areas of concern and to provide periodic reports to the Federal Reserve.  For the Bank, these actions include, among other things, requiring the Bank to receive approval from the Federal Reserve prior to declaring or paying dividends and requiring the preparation of a written capital plan that demonstrates the Bank’s ability to remain “well capitalized”.  Without the prior approval of the Federal Reserve, CCBG agreed to not (i) incur any new debt or refinance existing debt; (ii) declare any dividends on any class of stock or make any payments on its trust preferred securities; (iii) reduce its capital position by redeeming shares of stock; or (iv) make any payment that would reduce capital outside of normal and routine operating expenses.

We have received approval from the Federal Reserve to pay a $0.19 per share dividend in March 2010.

Going forward, we may be unable to obtain the required approvals discussed above.  If we are unable to obtain these approvals, then the Federal Reserve Resolutions may have a significant effect on our future operations, as well as our ability to continue paying dividends and repurchase stock.  As of December 31, 2009, without the need to draw additional dividends from the Bank, we believe CCBG has sufficient cash to fund shareowner dividends in 2010 should the Board choose to declare and pay a quarterly dividend during the year and we receive the required approval from the Federal Reserve.

In addition to the above, we may elect to withdraw our election to be designated as a financial holding company.  At this time, because we are not engaged in any of the activities permitted by this designation, we do not expect there to be a material impact on our operations if we choose to withdraw that election.

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

▪
Residential Real Estate Lending – The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed or adjustable rate) financing arrangements, and FHA/VA loan products.  The bank offers both fixed-rate and adjustable rate residential mortgage (ARM) loans.  As of December 31, 2009, approximately 13.2% of the Bank’s loan portfolio consisted of residential ARM loans.  A portion of our loans originated are sold into the secondary market.  The Bank offers these products through its existing network of banking offices.  We do not originate subprime residential real estate loans.

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

▪
Retail Banking – The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, PC/Internet banking, and mobile banking.  Clients can use Capital City Bank Direct which offers both a “live” call center between the hours of 8 a.m. to 6 p.m. five days a week, and an automated phone system offering 24-hour access to their deposit and loan account information, and transfer funds between linked accounts.  The Bank is a member of the “Star” ATM Network that permits banking clients to access cash at ATMs or point of sale merchants.

Data Processing Services

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia.  As of February 26, 2010, the Services Company is providing data processing services to seven correspondent banks, which have relationships with CCB.

Trust Services and Asset Management

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB.  The Trust Company provides asset management for individuals through agency, personal trust, IRAs, and personal investment management accounts.

Administration of pension, profit sharing, and 401(k) plans is a significant product line.  Associations, endowments, and other non-profit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian.  The market value of trust assets under discretionary management exceeded $706.8 million as of December 31, 2009, with total assets under administration exceeding $784.9 million.

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

Expansion of Business

Since 1984, we have completed 15 acquisitions totaling approximately $1.6 billion in deposits within existing and new markets.  In 2009, we opened one replacement office in Gainesville, Florida.  In 2009, we implemented a branding program for our retail banking offices - we expect to open two replacement offices in Macon, Georgia and Palatka, Florida, and a new office for Capital City Trust Company in Tallahassee, Florida during the first half of 2010.

We plan to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  The restructuring in late 2007 of our community banking model has resulted in a more tactical focus on organic growth within certain higher growth metro markets, including Macon, Tallahassee, Gainesville, and Hernando/Pasco counties.  Acquisitions will be focused on Florida, Georgia, and Alabama with particular focus on acquiring banks and banking offices that are $100 million to $400 million in asset size, located on the outskirts of major metropolitan areas.  We will evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.  Subject to regulatory approval, we will continue to seek expansion opportunities which meet our financial and strategic objectives.

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes.  In 2009, 140 financial institutions failed in the U.S., including 25 in Georgia and 14 in Florida, nearly all of which were community banks.  The assets and deposits of many of these failed community banks were acquired mostly by large financial institutions, and we expect significant consolidation to continue during 2010.  We believe this consolidation further enhances our competitive position and opportunities in many of our markets.  Our primary market area is 20 counties in Florida, five counties in Georgia, and one county in Alabama.  In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.  All of Florida’s major banking concerns have a presence in Leon County.  CCB’s Leon County deposits totaled $844.8 million, or 37.4%, of our consolidated deposits at December 31, 2009.

The following table depicts our market share percentage within each respective county, based on total commercial bank deposits within the county.
	Market Share as of June 30,(1)
	2009	2008	2007
Florida
Alachua County	3.9%	4.6%	4.7%
Bradford County	51.3%	50.1%	47.6%
Citrus County	2.7%	3.1%	3.0%
Clay County	1.7%	1.9%	2.0%
Dixie County	23.4%	23.4%	22.9%
Gadsden County	55.1%	55.7%	61.0%
Gilchrist County	39.5%	37.8%	33.6%
Gulf County	7.7%	9.1%	11.7%
Hernando County	1.6%	1.2%	1.2%
Jefferson County	18.3%	21.9%	22.8%
Leon County	15.9%	17.6%	16.2%
Levy County	27.9%	31.7%	33.0%
Madison County	10.1%	12.1%	13.1%
Pasco County	0.2%	0.2%	0.2%
Putnam County	14.0%	19.7%	11.1%
St. Johns County	0.8%	1.1%	1.2%
Suwannee County	6.6%	7.2%	7.7%
Taylor County	30.7%	31.1%	30.1%
Wakulla County	3.8%	5.5%	2.6%
Washington County	14.2%	17.0%	13.8%
Georgia
Bibb County	2.6%	2.1%	2.5%
Burke County	7.7%	7.4%	7.8%
Grady County	16.2%	16.7%	18.7%
Laurens County	12.7%	16.2%	19.2%
Troup County	5.9%	5.6%	6.2%
Alabama
Chambers County	6.6%	7.3%	6.5%
(1)	Obtained from the June 30, 2009 FDIC/OTS Summary of Deposits Report.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	15	66
Bradford	3	3
Citrus	14	49
Clay	15	31
Dixie	4	4
Gadsden	4	6
Gilchrist	3	6
Gulf	6	9
Hernando	13	43
Jefferson	2	2
Leon	20	96
Levy	3	13
Madison	6	6
Pasco	26	120
Putnam	6	16
St. Johns	23	66
Suwannee	5	8
Taylor	3	4
Wakulla	4	7
Washington	6	5
Georgia
Bibb	12	57
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	11	27
Alabama
Chambers	5	10

Data obtained from the June 30, 2009 FDIC/OTS Summary of Deposits Report.

Seasonality

We believe our commercial banking operations are not generally seasonal in nature; however, public deposits tend to increase with tax collections in the fourth quarter and decline with spending thereafter.

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

Regulatory Reform

On June 17, 2009, the U.S. Treasury Department released a white paper entitled “Financial Regulatory Reform—A New Foundation: Rebuilding Financial Regulation and Supervision,” which outlined the Obama administration’s plan to make extensive and wide ranging reforms to the U.S. financial regulatory system.  The plan contains proposals to, among other things, (i) create a new financial regulatory agency called the Consumer Financial Protection Agency, (ii) enhance supervision and regulation of securitization markets, (iii) dispose of the interstate branching framework of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) by giving national and state-chartered banks the unrestricted ability to branch across state lines, (iv) establish strengthened capital and prudential standards for banks and bank holding companies, (v) increase supervision and regulation of large financial firms, and (vi) create an Office of National Insurance within the U.S. Treasury Department.

On December 10, 2009, the U.S. House of Representatives approved “The Wall Street Reform and Consumer Protection Act,” which included some of the U.S. Treasury Department’s proposed reforms.  The House bill provides for, among other things, (i) the creation of the Consumer Financial Protection Agency, (ii) reforming mortgage lending and predatory lending practices, (iii) increased supervision and regulation of large financial firms, (iv) the creation of a federal insurance office, and (v) executive compensation reform.

We are unsure of what regulatory reforms, if any, will be adopted.  Thus, this “Regulatory Considerations” section discusses what we believe to be the most significant laws we currently face without regard to the impact of these significant, but not yet adopted, reforms.

The Company

CCBG is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a financial holding company under the Gramm-Leach-Bliley Act and is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve.  The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities.  The Gramm-Leach-Bliley Act modernized the U.S. banking system by (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations.  The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers.  Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Changes in Control.  Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company.  A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.  Our common stock is registered under Section 12 of the Exchange Act.

The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

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

Tying.  Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products (other than traditional banking products) offered by the holding company or its affiliates.

Capital; Dividends; Source of Strength.  The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “Capital Regulations.”  Subject to its capital requirements and certain other restrictions, including the need to seek prior approval from the Federal Reserve in accordance with the Federal Reserve Resolutions, we are generally able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us.

In accordance with state and federal regulations, the ability of the Bank to pay dividends is subject to prior approval by the Florida Office of Financial Regulation and the Federal Reserve Bank, and is further governed by the recently issued Federal Reserve Resolutions, which require us to receive approval from the Federal Reserve prior to paying a dividend.  Subject to compliance with federal and state securities laws, and without the need to seek regulatory approval, CCBG may raise capital for contributions to the Bank by issuing securities.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so.  In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Reserves.  The Federal Reserve requires all depository institutions to maintain reserves against certain categories of transaction accounts.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.  An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Dividends.  The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to us.  The Federal Reserve may restrict the ability of the Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice.  In accordance with the recently issued Federal Reserve Resolutions, the Bank must receive approval from the Federal Reserve before declaring or paying any dividends.  These regulations and restrictions may severely limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

In addition, Florida law places restrictions on the declaration of dividends from state chartered banks to their holding companies.  Pursuant to the Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding.  A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

The Bank’s aggregate net profits for the past two years is significantly less than the dividends declared and paid to CCBG over that same period.  As a result, the Bank must seek approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not receive the required approvals.  Without such approvals, we would not have sufficient cash to continue to pay dividends on shares of our common stock or our trust preferred securities after December 31, 2010.  Even if we have sufficient cash to pay the dividend, we must seek prior Federal Reserve approval before paying any dividends.

Insurance of Accounts and Other Assessments. We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system.

Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $100,000 per separately insured depositor, except for certain retirement plan accounts, which are insured up to $250,000; however, the Emergency Economic Stabilization Act of 2008, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2013.

In addition, on November 26, 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50%.  Thus, under TAGP, all money in these accounts is fully insured by the FDIC regardless of dollar amount.  This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010, unless we elected to “opt out” of participating in the expanded coverage, which we did not do.  The cost to us for participating in this expanded deposit insurance coverage program is a 15 basis point surcharge to our current insurance assessment rate with respect to the portions of the TAGP covered deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk.  Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category.  On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009.  This special assessment was collected on September 30, 2009, and resulted in an additional charge to us of $1.2 million.  Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the 4th quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $11.5 million, which incorporated a uniform 3 basis point increase effective January 1, 2011.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

Community Reinvestment Act.  The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations provide for regulatory assessment of a bank’s record in meeting the needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act.  The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish branches, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.  The Bank received a “satisfactory” rating on its most recent Community Reinvestment Act assessment.

Capital Regulations.  The Federal Reserve has adopted risk-based, capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System.  The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world.  Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital.  Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets.  The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

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

It should be noted that the minimum ratios referred to above are merely guidelines and the banking regulators possess the discretionary authority to require higher ratios.

We currently exceed the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives.  Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

Interstate Banking and Branching.  The Bank Holding Company Act was amended by the Interstate Banking Act.  The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.

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

Anti-money Laundering.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

Among other requirements, the USA PATRIOT Act and the related Federal Reserve regulations require banks to establish anti-money laundering programs that include, at a minimum:

▪
internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

▪	systems and procedures for monitoring and reporting of suspicious transactions and activities;
▪	a designated compliance officer;
▪	employee training;
▪	an independent audit function to test the anti-money laundering program;
▪	procedures to verify the identity of each customer upon the opening of accounts; and
▪	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of our anti-money laundering program.  The key components of the CIP are identification, verification, government list comparison, notice and record retention.  The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer.  To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists.  We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act, and we engage in very few transactions of any kind with foreign financial institutions or foreign persons.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system.  It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.18% (or 18 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement.  On December 31, 2009, the Bank was in compliance with this requirement.

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

Overdraft Fee Regulation.  Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions.  If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.  Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.  Management is currently studying the impact of the new rules on our business because overdraft fees are a significant source of revenue for us.

Consumer Laws and Regulations.  The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Credit Card Accountability, Responsibility, and Disclosure Act (CARD), the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transaction Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with clients when taking deposits or making loans to such clients.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing client relations.

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

Item 1A.   Risk Factors

An investment in our common stock contains a high degree of risk. You should consider carefully the following risk factors before deciding whether to invest in our common stock.  Our business, including our operating results and financial condition, could be harmed by any of these risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business.  The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Business

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008.  Under EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Under the U.S. Treasury’s Capital Purchase Program, or CPP, it committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions.  The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP.  In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury.  In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009. On December 10, 2009, the U.S. House of Representatives approved “The Wall Street Reform and Consumer Protection Act,” which included some of the U.S. Treasury Department’s proposed reforms.

We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, on us.  The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of consumer confidence, increased market volatility and widespread reduction in general business activity.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.  We also expect to face increased regulation and government oversight beyond EESA, ARRA, and other recent proposed or enacted regulations, such as the new overdraft regulations, as a result of these downward trends.

We do not believe these difficult conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our market.  As a result, we may experience increases in foreclosures, delinquencies, and customer bankruptcies, as well as more restricted access to funds.  Additional regulation may also reduce our revenue, increase our costs, and reduce our net income.

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

As of December 31, 2009, the Bank’s allowance for loan losses was $44.0 million, which represented approximately 2.30% of its total amount of loans.  The Bank had $86.3 million in non-accruing loans as of December 31, 2009.  The allowance may not prove sufficient to cover future loan losses.  Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.  Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen.  Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from the Bank.

The Bank is subject to extensive regulation, supervision and examination by the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC.  Our compliance with these industry regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices.  In addition, please see “Item 1. Business–About Us–Regulatory Matter” for a discussion regarding the Federal Reserve Resolutions.  If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

The Bank must also meet regulatory capital requirements imposed by our regulators.  An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations.

In addition to the regulations of the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC, as a member of the Federal Home Loan Bank, the Bank must also comply with applicable regulations of the Federal Housing Finance Agency and the Federal Home Loan Bank.

Regulation by all of these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareowners.  The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities.  A sufficient claim against us under these laws could have a material adverse effect on our results.  Please refer to the Section entitled “Business – Regulatory Considerations” of this Report.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows.  The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us.  Higher assessments increase our non-interest expense.

In 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 10.00 basis points to 15.00 basis points.  Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5 basis point emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier 1 Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits.  Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  We prepaid an assessment of $11.5 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations.  Our FDIC insurance related cost was $4.6 million for the year ended December 31, 2009 compared to $0.8 million for the year ended December 31, 2008.  We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities.  We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We have incurred net losses for 2009 and may incur further losses.

We incurred a net loss of $3.5 million for the year ended December 31, 2009.  We may incur further losses, especially in light of economic conditions that continue to adversely affect our borrowers and us.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.  As of December 31, 2009, approximately 37.4% and 34.6% of our $1.916 billion loan portfolio was secured by commercial real estate and residential real estate, respectively.  As of this same date, approximately 5.8% was secured by property under construction.

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

Our loan portfolio incudes loans with a higher risk of loss.

We originate commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and residential mortgage loans primarily within our market area.  Commercial real estate, commercial, construction, vacant land, and consumer loans may expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate.  In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle.  These loans also have historically had greater credit risk than other loans for the following reasons:

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

▪
Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing.  During the construction phase, a number of factors can result in delays or cost overruns.  If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral.

▪
Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.

▪
Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

If our nonperforming loans continue to increase, our earnings will suffer.

At December 31, 2009, our non-performing loans (which consist of non-accrual loans) totaled $107.9 million, or 5.6% of the total loan portfolio, which is an increase of $99.9 million over non-performing loans at December 31, 2006.  At December 31, 2009, our nonperforming assets (which include foreclosed real estate) were $144.1 million, or 5.3% of total assets.  In addition, the Bank had approximately $36.5 million in accruing loans that were 30-89 days delinquent as of December 31, 2009.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  In addition, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly.  In addition, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Given the current economic environment and conditions in the financial markets, including the sustained trading price of our common stock at below book value, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines.  These types of events and the resulting analyses could result in goodwill impairment charges in the future.  These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future.  A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios.  Please see Note 5 in the Notes to Consolidated Financial Statements for additional discussion.  As of December 31, 2009, we had $84.8 million in goodwill, which represented approximately 3.1% of our total assets.

We may need additional capital resources in the future and these capital resources may not be available when needed or at all. If we do raise additional capital, your ownership could be diluted.

We may need to incur additional debt or equity financing in the future to maintain required minimum capital ratios, make strategic acquisitions or investments, or for future growth.  Such financing may not be available to us on acceptable terms or at all.  Prior to issuing new or refinancing existing debt, we must request approval from the Federal Reserve.

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

Our profitability depends to a large extent on the Bank’s net interest income, which is the difference between income on interest-earning assets such as loans and investment securities, and expense on interest-bearing liabilities such as deposits and borrowings.  We are unable to predict changes in market interest rates, which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  Our net interest income may be reduced if: (i) more interest-earning assets than interest-bearing liabilities reprice or mature during a time when interest rates are declining or (ii) more interest-bearing liabilities than interest-earning assets reprice or mature during a time when interest rates are rising.

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

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thereby limiting the incremental income generated by those loans in any one year. Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  As of December 31, 2009, approximately 77.3% of our loans had real estate as a primary, secondary, or tertiary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2009, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle and Southern Georgia.  The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in those areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified.  In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us.  We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

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

The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

▪	general or local economic conditions;
▪	environmental cleanup liability;
▪	neighborhood values;
▪	interest rates;
▪	real estate tax rates;
▪	operating expenses of the mortgaged properties;
▪	supply of and demand for rental units or properties;
▪	ability to obtain and maintain adequate occupancy of the properties;
▪	zoning laws;
▪	governmental rules, regulations and fiscal policies; and
▪	acts of God.

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

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits.  Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.  CCBG’s ability to borrow requires prior approval from the Federal Reserve.

Concerns of clients over deposit insurance may cause a decrease in our deposits.

With increased concerns about bank failures, clients are increasingly concerned about the extent to which their deposits are insured by the FDIC.  Clients may withdraw deposits from the Bank in an effort to ensure that the amount that they have on deposit at the Bank is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

The State of Florida’s population growth has historically exceeded national averages.  Consequently, the state has experienced substantial growth in population, new business formation, and public works spending.  Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term.  We have experienced an overall slowdown in the origination of residential mortgage loans recently due to the slowing in residential real estate sales activity in our markets.  A decrease in existing and new home sales decreases lending opportunities and negatively affects our income.  Additionally, if property values continue to decline,  this could lead to additional valuation adjustments on our loan portfolios.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial institutions are interrelated as a result of trading, clearing, counterparty, lending, or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could lead to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence and could result in losses or defaults by us or by other institutions.  We could experience increases in assets as a result of other banks’ difficulties or failure, which would increase the level of capital required to support the incremental growth.

The market value of our investments could decline.

Our investment securities portfolio as of December 31, 2009 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments.  Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income/loss.  At December 31, 2009, we maintained all of our investment securities in the available-for-sale classification.

Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity.

Management believes that several factors will affect the fair values of our investment portfolio.  These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates).  These and other factors may impact specific categories of the portfolio differently, and we cannot predict the effect these factors may have on any specific category.

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

Florida financial institutions, such as the Bank, face a higher risk of noncompliance and enforcement actions with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Since September 11, 2001, banking regulators have intensified their focus on anti-money laundering and Bank Secrecy Act compliance requirements, particularly the anti-money laundering provisions of the USA PATRIOT Act.  There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (“OFAC”). Since 2004, federal banking regulators and examiners have been extremely aggressive in their supervision and examination of financial institutions located in the State of Florida with respect to the institution’s Bank Secrecy Act/Anti-Money Laundering compliance. Consequently, numerous formal enforcement actions have been issued against financial institutions.

In order to comply with regulations, guidelines and examination procedures in this area, the Bank has been required to adopt new policies and procedures and to install new systems.  If the Bank’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that it has already acquired or may acquire in the future are deficient, the Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans. In addition, because the Bank operates in Florida, we expect that the Bank will face a higher risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

Risks Related to an Investment in Our Common Stock

Our ability to declare and pay dividends is subject to our regulators’ approval and restrictions under the terms of the trust preferred securities.

Under applicable statutes and regulations, the Bank’s board of directors, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare and pay dividends to CCBG of up to the aggregate net profits of that period combined with the Bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years.

The Bank’s aggregate net profits for the past two years is significantly less than the dividends declared and paid to CCBG over that same period.  In addition, pursuant to the Federal Reserve Resolutions, the Bank must request approval from the Federal Reserve prior to paying any dividends to us.  The Bank may not receive the required approvals.  Without such approvals, we would not have sufficient cash to continue to pay dividends on shares of our common stock after December 31, 2010.  Even if we have sufficient cash to pay the dividend, we must seek prior Federal Reserve approval before paying any dividends.

Dividends paid by the Bank to CCBG also provide cash flow used to service the interest payments on our trust preferred securities. Under the Federal Reserve Resolutions, the Bank must receive approval from the Federal Reserve prior to paying dividends to CCBG, and CCBG must receive approval from the Federal Reserve prior to making distributions (interest payments) on our trust preferred securities.  Under the terms of the trust preferred securities notes, we may elect to defer interest payments on the notes for up to five years; however, during such deferment (or if we default) we would be restricted from declaring or paying dividends on our shares of common stock.

Thus, holders of our common stock should understand that future dividends could be reduced or eliminated.  In addition, if we suspend or curtail our dividends, the price of our shares of common stock may decline.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock.  The average daily trading volume of our common stock over the twelve-month period ending December 31, 2009 was approximately 46,881 shares.  Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Our insiders have substantial control over matters requiring shareowner approval, including changes of control.

Our insiders, who own more than 5% of our common stock, directors, and executive officers, beneficially owned approximately 42.7% of the outstanding shares of our stock as of February 26, 2010.  Accordingly, these principal shareowners, directors, and executive officers, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

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

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our business and our Company.  We do not have any control over these securities analysts and they may not initiate coverage or continue to cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price.  If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, our stock price would likely decline.  If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which may cause our stock price or trading volume to decline.

Our Articles of Incorporation, Bylaws, and certain laws and regulations may prevent or delay transactions you might favor, including a sale or merger of CCBG.

CCBG is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act. As a result, we are subject to supervisory regulation and examination by the Federal Reserve.  The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Your shares of common stock are not an insured deposit.

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

As of February 27, 2010, the Bank had 70 banking locations.  Of the 70 locations, the Bank leases the land, buildings, or both at 11 locations and owns the land and buildings at the remaining 59.

Item 3.	Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business. In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant's Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the NASDAQ Global Select Market under the symbol "CCBG."

The following table presents the range of high and low closing sales prices reported on the NASDAQ Global Select Market and cash dividends declared for each quarter during the past two years.  We had a total of 1,778 shareowners of record as of February 26, 2010.

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$14.34	$17.10	$17.35	$27.31	$33.32	$34.50	$30.19	$29.99
Low	11.00	13.92	11.01	9.50	21.06	19.20	21.76	24.76
Close	13.84	14.20	16.85	11.46	27.24	31.35	21.76	29.00
Cash dividends declared per share	.1900	.1900	.1900	.1900	.1900	.1850	.1850	.1850

Future payment of dividends will be subject to determination and declaration by our Board of Directors.  Florida law limits the amount of dividends that the Bank can pay annually to us.  In addition, the Bank must seek approval from our regulators prior to paying any dividends to us.  If these approvals are not received, our ability to pay dividends to our shareowners is severely limited.  Furthermore,  in accordance with the Federal Reserve Resolutions, we must seek regulatory approval from the Federal Reserve before paying any dividends to our shareowners.  See subsection entitled "Capital; Dividends; Sources of Strength" and “Dividends” in the Business section on pages 9 and 10, respectively, and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management's Discussion and Analysis of Financial Condition and Operating Results on page 49 and Note 15 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2004 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Capital City Bank Group, Inc.	$100.00	$104.36	$109.58	$89.68	$89.10	$48.04
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL $1B-$5B Bank Index	100.00	98.29	113.74	82.85	64.72	49.26

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)(1) (3)	2009	2008	2007	2006	2005

Interest Income	$122,776	$142,866	$165,323	$165,893	$140,053
Net Interest Income	105,934	108,866	112,241	119,136	109,990
Provision for Loan Losses	40,017	32,496	6,163	1,959	2,507
Net (Loss) Income	(3,471)	15,225	29,683	33,265	30,281

Per Common Share:
Basic Net (Loss) Income	$(0.20)	$0.89	$1.66	$1.79	$1.66
Diluted Net (Loss) Income	(0.20)	0.89	1.66	1.79	1.66
Cash Dividends Declared	.760	.745	.710	.663	.619
Book Value	15.72	16.27	17.03	17.01	16.39

Key Performance Ratios:
Return on Average Assets	(0.14)%	0.59%	1.18%	1.29%	1.22%
Return on Average Equity	(1.26)	5.06	9.68	10.48	10.56
Net Interest Margin (FTE)	4.96	4.96	5.25	5.35	5.09
Dividend Pay-Out Ratio	NM	83.71	42.77	37.01	37.35
Equity to Assets Ratio	9.89	11.20	11.19	12.15	11.65

Asset Quality:
Allowance for Loan Losses	$43,999	$37,004	$18,066	$17,217	$17,410
Allowance for Loan Losses to Loans	2.30%	1.89%	0.95%	0.86%	0.84%
Nonperforming Assets	144,052	107,842	28,163	8,731	5,550
Nonperforming Assets to Loans + ORE	7.38	5.48	1.47	0.44	0.27
Allowance to Nonperforming Loans	40.77	37.52	71.92	214.09	331.11
Net Charge-Offs to Average Loans	1.66	0.71	0.27	0.11	0.13

Averages for the Year:
Loans, Net	$1,961,990	$1,918,417	$1,934,850	$2,029,397	$1,968,289
Earning Assets	2,184,232	2,240,649	2,183,528	2,258,277	2,187,672
Total Assets	2,516,815	2,567,905	2,507,217	2,581,078	2,486,733
Deposits	1,992,429	2,066,065	1,990,446	2,034,931	1,954,888
Subordinated Notes	62,887	62,887	62,887	62,887	50,717
Long-Term Borrowings	51,973	39,735	37,936	57,260	70,216
Shareowners' Equity	275,545	300,890	306,617	317,336	286,712

Year-End Balances:
Loans, Net	$1,915,940	$1,957,797	$1,915,850	$1,999,721	$2,067,494
Earning Assets	2,369,029	2,156,172	2,272,829	2,270,410	2,299,677
Total Assets	2,708,324	2,488,699	2,616,327	2,597,910	2,625,462
Deposits	2,258,234	1,992,174	2,142,344	2,081,654	2,079,346
Subordinated Notes	62,887	62,887	62,887	62,887	62,887
Long-Term Borrowings	49,380	51,470	26,731	43,083	69,630
Shareowners' Equity	267,899	278,830	292,675	315,770	305,776

Other Data:
Basic Average Shares Outstanding	17,043,964	17,141,454	17,909,396	18,584,519	18,263,855
Diluted Average Shares Outstanding	17,044,711	17,146,914	17,911,587	18,609,839	18,281,243
Shareowners of Record(2)	1,778	1,756	1,750	1,805	1,716
Banking Locations(2)	70	68	70	69	69
Full-Time Equivalent Associates(2)	1,006	1,042	1,097	1,056	1,013

(1)	All share and per share data have been adjusted to reflect the 5-for-4 stock split effective July 1, 2005.
(2)	As of record date. The record date is on or about March 1st of the following year.
(3)	The consolidated financial statements reflect the acquisition of First Alachua Banking Corporation on May 20, 2005.
NM	= Not meaningful

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," “Fourth Quarter, 2009 Financial Results,” and "Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	For the Years Ended December 31,
	2009	2008	2007
Efficiency ratio	79.77%	68.09%	70.13%
Effect of intangible amortization and merger expenses	(2.44)%	(3.19)%	(3.36)%
Operating efficiency ratio	77.33%	64.91%	66.77%

Reconciliation of operating net noninterest expense ratio:

	For the Years Ended December 31,
	2009	2008	2007
Net noninterest expense as a percent of average assets	2.97%	2.12%	2.50%
Effect of intangible amortization and merger expenses	(0.16)%	(0.22)%	(0.23)%
Operating net noninterest expense as a percent of average assets	2.81%	1.90%	2.27%

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

Our long-term vision is to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  Acquisitions will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando and Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.  Our ability to expand, however, may be restricted by the Federal Reserve Resolutions (See Item 1. Business-About Us-Regulatory Matter).

Much of our lending operations is in the State of Florida, which has been particularly hard hit in the current U.S. economic recession.  Evidence of the economic downturn in Florida is reflected in current unemployment statistics.  According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2009 increased to 11.8% from 7.6% at the end of 2008 and 4.8% at the end of 2007.  A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

FINANCIAL OVERVIEW

A summary overview of our financial performance for 2009 versus 2008 is provided below.

2009 Financial Performance Highlights –

•
For the full year 2009, we realized a net loss of $3.5 million, $0.20 per diluted share, compared to net income of $15.2 million, or $0.89 per diluted share for 2008.  For the year, weak economic and real estate market conditions required an increase in our loan loss provision.  Higher pension expense, FDIC insurance fees, and an increase in costs related to the management and resolution of problem assets also negatively impacted earnings for 2009.  For 2008, our earnings included a $6.25 million gain ($0.22 per diluted share) from the sale of a portion of the bank’s merchant services portfolio, a $2.4 million gain from the redemption of Visa shares and the reversal of $1.1 million in Visa related litigation reserves.

•
For 2009, tax equivalent net interest income declined $3.1 million, or 2.8%, to $108.2 million due primarily to a higher level of foregone interest and lower loan fees, both associated with an increased level of nonperforming loans.  During the course of 2009, unfavorable asset re-pricing also placed pressure on our net interest margin, which was flat year over year at 4.96%.

•
Loan loss provision was $40.0 million for 2009 compared to $32.5 million for 2008 with the increase attributable to a higher level of required reserves.  Growth in the level of nonaccrual loans coupled with weaker economic conditions and declining property values (primarily vacant residential land) were the primary factors contributing to the higher required reserves.  Net loan charge-offs for 2009 were 166 basis points of average loans compared to 71 basis points in 2008.  At year-end 2009, the allowance for loan losses was 2.30% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans, compared to 1.89% and 38%, respectively, at the end of 2008.

•
For 2009, noninterest income decreased $9.6 million, or 14.4%, due to one-time transactions in 2008, including a $6.25 million pre-tax gain from the Bank’s merchant services portfolio sale and a $2.4 million pre-tax gain from the redemption of Visa shares.  Additionally, lower merchant fees of $3.2 million related to the disposition of a portion of our merchant services portfolio also contributed to the unfavorable variance.  Improvement in deposit fees ($400,000) and mortgage banking fees ($1.1 million) as well as a higher level of card fees ($794,000), partially offset the aforementioned unfavorable variances.

•
Noninterest expense increased $10.6 million, or 8.8%, in 2009 due to higher legal fees ($1.7 million), other real estate owned (“OREO”) expenses ($5.7 million), pension expense ($2.8 million), and FDIC insurance fees ($3.9 million).  Legal fees and OREO expenses were higher due to the cost of managing and resolving problem assets.  The unfavorable variance in pension expense reflects a decline in pension asset value in 2008.  FDIC insurance fees increased as a result of the second quarter special assessment as well as the general increase in premium rates as mandated by the FDIC.  The unfavorable variance was also impacted by the reversal of a portion ($1.1 million) of our Visa litigation accrual in 2008, which had the effect of reducing noninterest expense.  Lower intangible amortization expense ($1.6 million) as well as various initiatives to better manage controllable expenses partially offset the aforementioned unfavorable variances.

•
Average earning assets were $2.244 billion for the fourth quarter of 2009, an increase of $86.7 million, or 4.0%, from the fourth quarter of 2008 due to improvement in the overnight funds position primarily driven by deposit growth of $144.1 million, or 7.4%.

•	As of December 31, 2009, we are well-capitalized with a risk based capital ratio of 14.11% and a tangible common equity ratio of 6.84% compared to 14.69% and 7.76%, respectively, at year-end 2008.

RESULTS OF OPERATIONS

For 2009, we realized a net loss of $3.5 million, or $0.20 per diluted share, compared to net income of $15.2 million, or $0.89 per diluted share in 2008, and $29.7 million, or $1.66 per diluted share, in 2007.

Earnings for 2009 include a loan loss provision of $40.0 million ($1.44 per diluted share) compared to $32.5 million ($1.16 per diluted share) for 2008.  Lower net interest income ($2.9 million), higher pension costs ($2.8 million), FDIC insurance fees ($3.9 million), and an increase in costs related to the management and resolution of problem assets also negatively impacted earnings for 2009.

The decline in earnings in 2008 of $14.5 million, or $0.77 per diluted share, was primarily due to lower net interest income of $3.4 million and a higher loan loss provision of $26.3 million, partially offset by a $6.25 million gain from the sale of the bank’s merchant services portfolio ($0.22 per diluted share) and a $2.4 million gain from the redemption of Visa, Inc. shares related to its initial public offering.  Additionally, our 2007 earnings included a $1.9 million charge to reserve for Visa litigation and our 2008 earnings included the reversal of $1.1 million of our Visa litigation reserve.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2007
Interest Income	$122,776	$142,866	$165,323
Taxable Equivalent Adjustments	2,296	2,482	2,420
Total Interest Income (FTE)	125,072	145,348	167,743
Interest Expense	16,842	34,000	53,082
Net Interest Income (FTE)	108,230	111,348	114,661
Provision for Loan Losses	40,017	32,496	6,163
Taxable Equivalent Adjustments	2,296	2,482	2,420
Net Interest Income After Provision for Loan Losses	65,917	76,370	106,078
Noninterest Income	57,391	67,040	59,300
Noninterest Expense	132,115	121,472	121,992
(Loss) Income Before Income Taxes	(8,807)	21,938	43,386
Income Tax (Benefit) Expense	(5,336)	6,713	13,703
Net (Loss) Income	$(3,471)	$15,225	$29,683

Basic Net (Loss) Income Per Share	$(0.20)	$0.89	$1.66
Diluted Net (Loss) Income Per Share	$(0.20)	$0.89	$1.66

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

In 2009, our taxable equivalent net interest income decreased $3.1 million, or 2.8%.  This follows a decrease of $3.3 million, or 2.9%, in 2008, and an increase of $6.3 million, or 5.2%, in 2007.  The decrease in our taxable equivalent net interest income in 2009 primarily reflects a higher level of foregone interest associated with the increased level of nonperforming assets, unfavorable asset repricing and a decline in average earning assets, partially offset by the lower costs of funds for deposits.

For the year 2009, taxable equivalent interest income declined $20.3 million, or 13.9% from 2008 and $22.5 million, or 13.4% in 2008 over 2007.  As compared to 2008, taxable equivalent interest income was impacted by the higher level of foregone interest on nonperforming loans, lower loan fees and unfavorable asset repricing due to the declining interest rate environment all of which resulted in a lower yield on our earning assets during 2009.

These factors produced a 75 basis point decline in the yield on earning assets, which decreased from 6.48% in 2008 to 5.73% for 2009.  This compares to a 120 basis point decline in 2008 over 2007.

Interest expense decreased $17.2 million, or 50.0% from 2008, and $19.1 million, or 36.0% in 2008 over 2007.  The decrease reflects declining market rates and management’s efforts to reduce its overall cost of funds.  The Federal Reserve lowered its target fed funds rate during the latter part of 2007 and 2008, and kept this rate at historically low levels during 2009. In response, management aggressively lowered its deposit rates, which has helped to minimize the overall impact on our net interest margin.

The average rate paid on interest bearing liabilities in 2009 decreased 92 basis points compared to 2008, reflecting the factors mentioned above.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) increased 17 basis points in 2009 compared to 2008 and 2 basis points in 2008 compared to 2007.  The increase in 2009 was primarily attributable to the repricing of our deposit base, which more than offset the adverse impact of lower rates and higher foregone interest.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 4.96% in 2009 remained constant with 2008, but was lower than the 5.25% recorded in 2007.  In 2009, compared to 2008, the yield on earning assets and the cost of funds both declined 75 basis points resulting in no change in the margin year-over-year.

While our net interest margin was flat year over year, pressure on asset repricing and an unfavorable shift in our earning asset mix resulted in a net interest margin of 4.59% for the fourth quarter of 2009, which represents a decline of 67 basis points over the fourth quarter of 2008 and 40 basis points over the linked quarter in 2009.  The aforementioned shift in earning asset mix was attributable to strong deposit growth during the fourth quarter of 2009 (reflecting seasonal growth in public funds deposits and our Absolutely Free Money Market promotion), which enhanced our overall liquidity, but was a contributing factor to the reduction in our net interest margin percentage.

During the course of 2009, historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, lower loan fees, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but resulted in an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin.  Although the market offers a steep yield curve, our current strategy as well as historically, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.  Given our recent deposit growth and unfavorable asset repricing, we anticipate continued pressure on the margin during the first half of 2010.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2009			2008			2007
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,961,990	$118,186	6.02%	$1,918,417	$133,457	6.96%	$1,934,850	$155,434	8.03%
Taxable Investment Securities	83,648	2,698	3.22	93,149	3,889	5.04	103,840	4,949	4.76
Tax-Exempt Investment Securities(2)	105,683	4,106	3.88	97,010	4,893	4.16	84,849	4,447	5.24
Funds Sold	32,911	82	0.25	132,073	3,109	2.32	59,989	2,913	4.79
Total Earning Assets	2,184,232	125,072	5.73%	2,240,649	145,348	6.48%	2,183,528	167,743	7.68%
Cash & Due From Banks	76,107			82,410			86,692
Allowance for Loan Losses	(42,331)			(23,015)			(17,535)
Other Assets	298,807			267,861			254,532
TOTAL ASSETS	$2,516,815			$2,567,905			$2,507,217

LIABILITIES
NOW Accounts	$711,753	$1,039	0.15%	$743,327	$7,454	1.00%	$$557,060	$10,748	1.93%
Money Market Accounts	320,531	1,288	0.40	374,278	5,242	1.40	397,193	13,667	3.44
Savings Accounts	121,582	60	0.05	116,413	121	0.10	119,700	279	0.23
Other Time Deposits	420,198	8,198	1.95	424,748	14,489	3.41	474,728	19,993	4.21
Total Interest Bearing Deposits	1,574,064	10,585	0.67%	1,658,766	27,306	1.65%	1,548,681	44,687	2.89%
Short-Term Borrowings	79,321	291	0.36	61,181	1,157	1.88	66,397	2,871	4.31
Subordinated Notes Payable	62,887	3,730	5.85	62,887	3,735	5.84	62,887	3,730	5.93
Other Long-Term Borrowings	51,973	2,236	4.30	39,735	1,802	4.54	37,936	1,794	4.73
Total Interest Bearing Liabilities	1,768,245	16,842	0.95%	1,822,569	34,000	1.87%	1,715,901	53,082	3.09%
Noninterest Bearing Deposits	418,365			407,299			441,765
Other Liabilities	54,660			37,147			42,934
TOTAL LIABILITIES	2,241,270			2,267,015			2,200,600

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	275,545			300,890			306,617

TOTAL LIABILITIES & EQUITY	$2,516,815			$2,567,905			$2,507,217

Interest Rate Spread			4.78%			4.61%			4.59%
Net Interest Income		$108,230			$111,348			$114,661
Net Interest Margin(3)			4.96%			4.96%			5.25%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $1.6 million, $2.3 million, and $3.0 million in 2009, 2008, and 2007, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS (1)

	2009 Changes From 2008				2008 Changes From 2007
			Due to Average				Due to Average
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Calendar(3)	Volume	Rate	Total	Calendar(3)	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(15,271)	$(365)	$2,491	$(17,397)	$(21,978)	$426	$(2,012)	$(20,392)
Investment Securities:
Taxable	(1,191)	(11)	(483)	(697)	(1,061)	13	(400)	(674)
Tax-Exempt(2)	(787)	(13)	439	(1,213)	448	12	636	(200)
Funds Sold	(3,027)	(8)	(2,368)	(651)	196	8	3,393	(3,205)

Total	(20,276)	(397)	79	(19,958)	(22,395)	459	1,617	(24,471)

Interest Bearing Liabilities:
NOW Accounts	(6,415)	(21)	(316)	(6,078)	(3,293)	29	3,584	(6,906)
Money Market Accounts	(3,954)	(14)	(753)	(3,187)	(8,425)	37	(786)	(7,676)
Savings Accounts	(61)	-	4	(65)	(159)	1	(8)	(152)
Time Deposits	(6,291)	(40)	(155)	(6,096)	(5,505)	55	(2,099)	(3,461)
Short-Term Borrowings	(866)	(3)	227	(1,090)	(1,713)	8	(185)	(1,536)
Subordinated Notes Payable	(5)	(10)	-	5	5	10	-	(5)
Long-Term Borrowings	434	(5)	555	(116)	8	5	85	(82)

Total	(17,158)	(93)	(438)	(16,627)	(19,082)	145	591	(19,818)

Changes in Net Interest Income	$(3,118)	$(304)	$517	$(3,331)	$(3,313)	$314	$1,026	$(4,653)
(1)
This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3)	Reflects difference in 365 day year (2009 and 2007) versus 366 day year (2008).

Provision for Loan Losses

The provision for loan losses was $40.0 million in 2009, compared to $32.5 million in 2008 and $6.2 million in 2007.  The increase in the provision for both 2009 and 2008 is attributable to a higher level of required reserves reflective of growth in the level of nonperforming loans due to weaker economic and real estate market conditions.  Activity within our real estate markets slowed significantly in 2008 and remained at historically low levels during 2009, which has resulted in declining property values, particularly vacant residential land.  Loans to consumers as well as builders and investors involved in the residential real estate industry have realized increased default and loss rates over the past two years.

Net charge-offs for 2009 totaled $32.6 million, or 1.66% of average loans for the year compared to $13.6 million, or .71% for 2008 and $5.3 million, or .27% for 2007.  A majority (68%) of our net loan charge-offs realized during 2009 were for loans secured by residential real estate property.  Consumer loan losses increased noticeably in 2008, but declined slightly in 2009 due to tightening of underwriting standards and increased collection efforts.  See Table 7 on page 41 for a detailed analysis of loan charge-offs and recoveries over the past five years.  Given the current stage of this credit cycle, we would expect that our net loan charge-offs will remain at an elevated level in 2010.

Noninterest Income

Noninterest income decreased $9.6 million, or 14.4% and increased $7.7 million or 13.0%, in 2009 and 2008, respectively, compared to the immediately preceding year.  For 2009, the unfavorable variance was particularly due to one-time transactions in 2008, including a $6.25 million pre-tax gain from the sale of the bank’s merchant services portfolio and a $2.4 million pre-tax gain from the redemption of Visa shares.  Additionally, lower merchant fees of $3.2 million related to the aforementioned merchant services portfolio sale also contributed to the unfavorable variance.  Improvement in deposit fees ($400,000) and mortgage banking fees ($1.1 million) as well as a higher level of card fees ($794,000) partially offset the aforementioned unfavorable variances.

The increase in 2008 was primarily due to the aforementioned one-time transactions as well as strong improvement in deposit fees ($1.6 million).  The aforementioned gains were partially offset by a reduction in merchant services fees ($1.7 million) attributable to the merchant services portfolio sale and lower mortgage banking revenues ($1.0 million).

Noninterest income as a percent of average assets was 2.28% in 2009, compared to 2.61% in 2008, and 2.37% in 2007.  One-time transactions in 2008 related to the sale of the bank’s merchant services portfolio and the redemption of Visa shares were the primary reasons for the variances for both 2009 and 2008.  Noninterest income as a percent of taxable equivalent operating revenues was 34.7% in 2009, down from 37.6% in 2008 with the reduction also primarily attributable to the two aforementioned gains totaling $8.65 million.

The table below reflects the major components of noninterest income.

	For the Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Noninterest Income:
Service Charges on Deposit Accounts	$28,142	$27,742	$26,130
Data Processing Fees	3,628	3,435	3,133
Asset Management Fees	3,925	4,235	4,700
Retail Brokerage Fees	2,655	2,399	2,510
Gain/(Loss) on Sale/Call of Investment Securities	10	125	14
Mortgage Banking Revenues	2,699	1,623	2,596
Merchant Fees(1)	2,359	5,548	7,257
Interchange Fees(1)	4,432	4,165	3,757
Gain on Sale of Portion of Merchant Services Portfolio	-	6,250	-
ATM/Debit Card Fees(1)	3,515	2,988	2,692
Other	6,026	8,530	6,511
Total Noninterest Income	$57,391	$67,040	$59,300

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $400,000, or 1.4%, in 2009, compared to an increase of $1.6 million, or 6.2%, in 2008.  Deposit service charge revenues in any one year are dependent on the number of accounts, primarily transaction accounts, the level of activity subject to service charges, and the collection rate.  The $400,000 increase for 2009 was primarily due to a lower level of overdraft charge-offs relative to 2008.  For 2008, a higher level of overdraft and nonsufficient funds ("NSF") activity as well as improved fee collection contributed to the improvement.  Effective July 2010, new federal rules under the Electronic Funds Transfer Act will potentially reduce the level of our overdraft and NSF fees prospectively.  Management is currently studying the impact of the new rules and, in an effort to mitigate the impact on this revenue source, we are developing programs to inform and educate our clients on their options and the value of our overdraft protection programs.   Total overdraft and NSF fees for 2009 and 2008 were $23.6 million and $23.5 million, respectively.

Asset Management Fees.  In 2009, asset management fees decreased $310,000, or 7.3%, versus a decline of $465,000, or 9.9%, in 2008.  At year-end 2009, assets under management totaled $706.8 million, reflecting an increase of $42.1 million, or 6.3% from 2008.  At year-end 2008, assets under management totaled $664.7 million, reflecting a decline of $116.6 million, or 14.9% from 2007.  The decline for 2009 primarily reflects a lower level of estate management fees.  The decrease in 2008 was due to a reduction in assets under management because of a decline in market values for managed accounts.

Mortgage Banking Revenues.  In 2009, mortgage banking revenues increased $1.1 million, or 66.3%, compared to a $973,000, or 37.5% decrease in 2008.  In early 2009, a lower interest rate environment generated an increase in refinancing activity which was the primary reason for the increase.  Lower production reflective of weak economic conditions and a significant slowdown in our housing markets was the primary reason for the decline in 2008.  We generally sell all fixed rate residential loan production into the secondary market.  Market conditions, housing activity, the level of interest rates, and the percent of our fixed rate production have significant impacts on our mortgage banking revenues.

Gain on the Sale of Merchant Services Portfolio.  On July 31, 2008, we sold a portion of the Bank’s merchant services portfolio resulting in a pre-tax gain of $6.25 million, but retained one merchant account which continues to be serviced by the Bank.

Bank Card Fees.  Bank Card fees (including merchant service fees, interchange fees, and ATM/debit card fees) decreased $2.4 million, or 18.9%, in 2009 despite interchange fees and ATM/debit card fees increasing 6.4% and 17.7%, respectively, for the year due to higher transaction volumes and a fee increase for certain ATM/debit card transactions.  Merchant service fees declined significantly due to the sale of a portion of the bank’s merchant services portfolio in July 2008.  In 2008, card fees decreased $1.0 million, or 7.3% despite interchange fees and ATM/debit card fees increasing 10.9% and 11.0%, respectively, due to higher transaction volumes. Merchant service fees were significantly reduced due to the aforementioned merchant services portfolio sale.

Other.  Other income decreased $2.2 million, or 20.6%, from 2008 due to the impact of a $2.4 million gain in 2008 from the redemption of Visa shares related to its initial public offering.  A higher level of retail brokerage fees ($257,000) in 2009 partially offset the aforementioned unfavorable variance related to the one-time gain from the sale of Visa shares.

Noninterest Expense

Noninterest expense increased $10.6 million, or 8.8%, in 2009 primarily due to higher legal fees ($1.7 million), OREO expenses ($5.7 million), pension expense ($2.8 million), and FDIC insurance fees ($3.9 million).  The increase in legal fees and OREO expenses were both attributable to the cost of managing and resolving problem assets.  The unfavorable variance in pension expense reflects a decline in pension asset value in 2008.  FDIC insurance fees increased as a result of the second quarter special assessment as well as the general increase in premium rates.  The unfavorable variance was also impacted by the reversal of a portion ($1.1 million) of our Visa litigation accrual in 2008, which had the effect of reducing noninterest expense.  Lower expense for intangible amortization expense ($1.6 million) and interchange fees ($2.6 million) as well as various initiatives to better manage controllable expenses partially offset the aforementioned unfavorable variances.

For 2008, noninterest expense decreased $520,000, or 0.43%, reflecting the impact of a $1.9 million Visa litigation charge in the fourth quarter of 2007 and the reversal of $1.1 million in Visa litigation reserves during the first quarter of 2008.  Lower interchange expense ($1.5 million) reflecting the sale of a portion of the bank’s merchant services portfolio in July 2008 also contributed to the favorable variance for the year.  Partially offsetting the aforementioned favorable variances were increases in salary expense ($1.1 million), legal fees ($501,000), FDIC insurance fees ($555,000), OREO expense ($1.0 million), and higher processing costs for our accounts receivable financing service ($643,000).

The table below reflects the major components of noninterest expense.

	For the Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Noninterest Expense:
Salaries	$50,494	$50,581	$49,206
Associate Benefits	14,573	11,250	11,073
Total Compensation	65,067	61,831	60,279

Premises	9,798	9,729	9,347
Equipment	9,096	9,902	9,890
Total Occupancy	18,894	19,631	19,237

Legal Fees	3,975	2,240	1,739
Professional Fees	4,501	4,083	3,855
Processing Services	3,591	3,921	3,278
Advertising	3,285	3,609	3,742
Travel and Entertainment	1,123	1,390	1,470
Printing and Supplies	1,882	1,977	2,124
Telephone	2,227	2,522	2,373
Postage	1,711	1,743	1,565
FDIC Insurance Fees	4,616	835	240
Intangible Amortization	4,042	5,685	5,834
Interchange Fees	1,929	4,577	6,118
Other Real Estate Owned	6,843	1,120	159
Miscellaneous	8,429	6,308	9,979
Total Other	48,154	40,010	42,476

Total Noninterest Expense	$132,115	$121,472	$121,992

Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Total compensation expense increased $3.2 million, or 5.2% in 2009 due to higher associate benefit expense of $3.3 million, or 29.5%, reflective of higher expense for our pension plan driven primarily by a loss in market value for pension plan assets.    In 2010, we expect our pension plan expense to decrease slightly due to improvement in the market value of pension plan assets during 2009.

In 2008, total compensation expense increased $1.6 million, or 2.6% due primarily to higher associate salaries of $2.1 million, or 5.1%, which generally reflects routine merit adjustments during the course of the year, and an increase in associate benefit expense of $177,000, or 1.6%.  Partially offsetting these unfavorable variances was lower cash based incentive compensation which experienced a favorable variance of approximately $1.1 million, or 19.2% for the year generally reflective of lower earnings performance.

Occupancy.  Occupancy expense (including furniture, fixtures and equipment) decreased by $737,000, or 3.8% in 2009 primarily due to a decrease in depreciation and maintenance expense for furniture, fixtures, and equipment (“FF&E”).  The decreases reflect the full depreciation of several larger technology systems and an overall effort to improve the management and control of these expenditures.  In 2010, we expect our occupancy expense to increase by approximately $1.5 million primarily due to the opening of one relocated retail banking office in Macon, Georgia and a new office building for Capital City Trust Company located in Tallahassee, Florida.

In 2008, occupancy expense (including furniture, fixtures and equipment) increased by $394,000, or 2.0% primarily due to an increase in depreciation expense for both buildings and furniture, fixtures, and equipment.  The increase primarily reflects the addition of one new banking office in late 2007, major remodeling of two banking offices in mid-2007, and the opening of two new banking offices during 2008.

Other.  Other noninterest expense increased $8.1 million, or 20.4%, in 2009 due to higher legal fees ($1.7 million), OREO expenses ($5.7 million), and FDIC insurance fees ($3.9 million).  Legal fees and OREO expenses were higher due to the cost of managing and resolving problem assets.  FDIC insurance fees increased as a result of the second quarter special assessment and a general increase in premium rates as mandated by the FDIC.  The unfavorable variance was also impacted by the reversal of a portion ($1.1 million) of our Visa litigation accrual in 2008, which had the effect of reducing noninterest expense in that year.  Lower expense for intangible amortization expense ($1.6 million) and interchange fees ($2.6 million) as well as various initiatives to better manage controllable expenses partially offset the aforementioned unfavorable variances.  Given the stage of this credit cycle, we expect that our legal expenses and OREO expense will remain at an elevated level in 2010.

For 2008, other noninterest expense decreased $2.3 million, or 6.3%, due to the impact of a $1.9 million Visa litigation charge in the fourth quarter of 2007 and the reversal of $1.1 million in Visa reserves during the first quarter of 2008.  Lower interchange expense ($1.5 million) reflecting the sale of a portion of the bank’s merchant services portfolio also contributed to the favorable variance for the year.  Partially offsetting the aforementioned favorable variances were higher legal fees ($501,000), FDIC insurance fees ($555,000), and OREO expenses ($1.0 million).  Legal expense increased due to a higher level of legal support needed for problem loan collection/workout efforts.  Our FDIC insurance fees increased during the second half of 2008 primarily reflecting the full use of our premium credits.  Expense related to our OREO properties was higher due to an increase in general holding costs driven by a higher level of properties, but more significantly, the unfavorable variance was driven by subsequent valuation adjustments (write-downs) on properties.

The operating net noninterest expense ratio (defined as noninterest income minus noninterest expense, net of intangible amortization and merger expenses, as a percent of average assets) was 2.81% in 2009 compared to 1.90% in 2008, and 2.27% in 2007.  Our operating efficiency ratio (expressed as noninterest expense, net of intangible amortization and merger expenses, as a percent of taxable equivalent net interest income plus noninterest income) was 77.33%, 64.91%, and 66.87% in 2009, 2008 and 2007, respectively.

The increase in the both of the aforementioned ratios in 2009 is attributable to a higher level of operating expenses as previously discussed.  A lower level of operating revenues (tax equivalent net interest income plus noninterest income) in 2009 also contributed to the decline in the operating efficiency ratio.

The above mentioned ratios for 2008 reflect the impact of the $6.25 million gain from the sale of the bank’s merchant services portfolio, the $2.4 million gain from the redemption of Visa shares, and the $1.1 million reversal of Visa litigation reserve, which were the primary factors driving the change in these ratios for 2008.

As part of our strategic planning process, we continue to review and enhance our expense control procedures, including the implementation of a vendor contract review process in 2009 which accrued cost savings benefits in 2009 and will continue to do so in 2010.

Income Taxes

In 2009, we realized a tax benefit of $5.3 million as compared to tax expense of $6.7 million in 2008 and $13.7 million in 2007.  In 2009, a financial statement operating loss and $2.3 million of tax free investment and loan income were the primary reasons for the tax benefit for the year.  A lower level of financial statement operating income was the primary reason for the decline in the 2008 income tax provision as compared to 2007.

The effective tax rate was 60.6% in 2009, 30.6% in 2008, and 31.6% in 2007.  As previously noted, the effective tax rate for 2009 was affected by a financial statement operating loss and favorable permanent financial statement/tax differences, specifically tax-exempt income on loans and securities.  The effective tax rates for 2008 and 2007 were affected by a lower level of financial statement operating income, primarily reflective of our higher loan loss provisions, in relation to the size of our permanent financial statement/tax differences.  The 2007 effective tax rate was also impacted by a true-up of our deferred tax liabilities, which resulted in a net reduction in our income tax provision of $937,000.

FINANCIAL CONDITION

Average assets totaled approximately $2.517 billion, a decrease of $51.0 million, or 1.9%, in 2009 versus the comparable period in 2008.  Average earning assets for 2009 were approximately $2.184 billion, representing a decrease of $56.4 million, or 2.2%, over 2008.  A decrease in average short term investments of $99.2 million partially offset by an increase in average loans of $43.6 million drove the decrease in earning assets.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances, and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

Average loans increased $43.6 million, or 2.3%, from the comparable period in 2008.  Loans as a percent of average earning assets declined to 85.0% in 2009, down from the 2008 level of 85.6%.  The loan portfolio experienced growth during the first half of 2009 driven by increases in the commercial real estate and home equity loan categories.  The increase in the commercial real estate category reflects both the reclassification of construction loans to permanent status as well as new loan production.  New production was centered in loans secured by both owner occupied and non-owner occupied commercial properties.    Our home equity loan balance increased primarily due to increased line utilization by existing borrowers and to a lesser extent new production related to a mid-year promotion.  Loan balances declined during the second half of 2009 as production eased in the majority of CCB markets and the migration of nonaccrual loans to the other real estate owned category ($44.0 million) and/or loan charge-offs (gross charge-offs totaled $36.1 million) increased.

Our bankers continue to try to reach clients who are interested in moving or expanding their banking relationships. While we strive to identify opportunities to increase loans outstanding and enhance the portfolio's overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner.  Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

Table 4
SOURCES OF EARNING ASSET GROWTH

	2008 to	Percentage	Components of
	2009	Of Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2009	2008	2007

Loans:
Commercial, Financial, and Agricultural	2,988	5.0%	9.1%	8.8%	9.5%
Real Estate – Construction	(7,797)	(14.0)%	6.4%	6.6%	7.3%
Real Estate – Commercial	59,353	105.0%	31.5%	28.0%	29.2%
Real Estate – Residential	(7,421)	(13.0)%	31.6%	31.1%	31.5%
Consumer	(3,550)	(6.0)%	11.2%	11.1%	11.2%
Total Loans	43,573	77.0%	89.8%	85.6%	88.7%

Investment Securities:
Taxable	(9,501)	(17.0)%	3.8%	4.2%	4.8%
Tax-Exempt	8,673	16.0%	4.9%	4.3%	3.8%
Total Securities	(828)	(1.0)%	8.7%	8.5%	8.6%

Funds Sold	(99,162)	(176.0)%	1.5%	5.9%	2.7%

Total Earning Assets	$(56,417)	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio increased to 98.5% in 2009 from 92.9% in 2008.  The higher loan-to-deposit ratio reflects both growth in average loan balances, and a lower level of average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio as of December 31, 2009, based upon maturities.  As a percent of the total portfolio, loans with fixed interest rates represent 34.6% as of December 31, 2009, versus 33.2% at December 31, 2008.

Table 5
LOANS BY CATEGORY

	As of December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Commercial, Financial and Agricultural	$189,061	$206,230	$208,864	$229,327	$218,434
Real Estate - Construction	111,249	141,973	142,248	179,072	160,914
Real Estate - Commercial	716,791	656,959	634,920	643,885	718,741
Real Estate - Residential	416,469	484,238	488,372	536,138	558,000
Real Estate – Home Equity	246,722	218,500	192,428	173,597	165,336
Consumer	235,648	249,897	249,018	237,702	246,069
Total Loans, Net of Unearned Interest	$1,915,940	$1,957,797	$1,915,850	$1,999,721	$2,067,494

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$90,321	$81,995	$16,745	$189,061
Real Estate – Construction	97,860	10,581	2,808	111,249
Real Estate – Commercial Mortgage	159,873	130,602	426,316	716,791
Real Estate – Residential	79,179	45,919	291,371	416,469
Real Estate – Home Equity	618	7,328	238,776	246,722
Consumer(1)	23,967	168,062	43,619	235,648
Total	$451,818	$444,487	$1,019,635	$1,915,940

Loans with Fixed Rates	$158,165	$337,403	$166,920	$662,488
Loans with Floating or Adjustable Rates	293,653	107,084	852,715	1,253,452
Total	$451,818	$444,487	$1,019,635	$1,915,940

(1)	Demand loans and overdrafts are reported in the category of one year or less.

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

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis.  Loans that have been identified as impaired are reviewed for adequacy of collateral, with a specific reserve assigned to those loans when necessary.  A loan is deemed impaired when, based on current information and events, it is probable that the company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement.  All classified loan relationships that exceed $100,000 are reviewed for impairment.  The evaluation to determine if a loan is impaired is based on the repayment capacity of the borrower or current payment status of the loan.

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

Once specific reserves have been assigned to impaired loans, general reserves are assigned to the remaining portfolio.  General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction, residential 1-4 family, home equity, and consumer.  General reserves are assigned based on historical loan loss ratios (by loan pool and internal risk rating) and are adjusted for various internal and external risk factors unique to each loan pool.

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

The allowance for loan losses was $44.0 million at December 31, 2009 and $37.0 million at December 31, 2008.  The allowance for loan losses was 2.30% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans at year-end 2009 compared to 1.89% and 38% in 2008.  Growth in the level of nonaccrual loans reflective of weaker economic conditions and declining property values (particularly vacant residential land) were the primary factors contributing to the higher level of required reserves.  Impaired loans are discussed in further detail below under the section “Risk Element Assets”.  It is management’s opinion that the allowance at December 31, 2009 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Table 7
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(Dollars in Thousands)	2009		2008		2007		2006		2005

Balance at Beginning of Year	$37,004		$18,066		$17,217		$17,410		$16,037
Acquired Reserves	-		-		-		-		1,385
Reclassification of Unfunded Reserve to Other Liability	392		-		-		-			-

Charge-Offs:

Commercial, Financial and Agricultural	2,590		1,649		1,462		841		1,287
Real Estate - Construction	8,031		2,581		166		-		-
Real Estate - Commercial	4,417		1,499		709		346		255
Real Estate - Residential	13,491		3,787		407		260		311
Real Estate - Home Equity	1,632		267		1,022		20		10
Consumer	5,912		6,192		3,451		2,516		2,380
Total Charge-Offs	36,073		15,975		7,217		3,983		4,243

Recoveries:

Commercial, Financial and Agricultural	567		331		174		246		180
Real Estate - Construction	540		4		-		-		-
Real Estate - Commercial	53		15		14		17		3
Real Estate - Residential	525		161		34		11		37
Real Estate - Home Equity	5		1		2		-		-
Consumer	1,753		1,905		1,679		1,557		1,504
Total Recoveries	3,443		2,417		1,903		1,831		1,724

Net Charge-Offs	32,630		13,558		5,314		2,152		2,519

Provision for Loan Losses	40,017		32,496		6,163		1,959		2,507

Balance at End of Year	$43,999		$37,004		$18,066		$17,217		$17,410

Ratio of Net Charge-Offs to Average Loans Outstanding	1.66%		.71%		.27%		.11%		.13%

Allowance for Loan Losses as a Percent of Loans at End of Year	2.30%		1.89%		.94%		.86%		.84%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	1.35	x	2.73	x	3.40	x	8.00	x	6.91	x

Table 8
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2009		2008		2007		2006		2005
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans

Commercial, Financial and Agricultural	$2,409	9.9%	$2,401	10.5%	$3,106	10.9%	$3,900	11.5%	$3,663	10.6%
Real Estate:
Construction	12,117	5.8	8,973	7.3	3,117	7.4	745	9.0	762	7.8
Commercial	8,751	37.4	6,022	33.6	4,372	33.1	5,996	32.2	6,352	34.7
Residential	14,159	21.7	12,489	24.7	3,733	35.6	1,050	35.5	1,019	35.0
Home Equity	2,201	12.9	1,091	11.2	-	-	-	-	-	-
Consumer	3,457	12.3	5,055	12.8	2,790	13.0	3,081	11.8	3,105	11.9
Not Allocated	905	-	973	-	948	-	2,445	-	2,509	-

Total	$43,999	100.0%	$37,004	100.0%	$18,066	100.0%	$17,217	100.0%	$17,410	100.0%

Risk Element Assets

Risk element assets consist of nonaccrual loans, restructured loans, loans past due 90 days or more, other real estate owned, potential problem loans and loan concentrations.  Table 9 depicts certain categories of our risk element assets as of December 31st for each of the last five years.  We also discuss potential problem loans and loan concentrations within this section.

Nonperforming Assets.  At year-end 2009, nonperforming assets (including nonaccrual loans, troubled debt restructurings, and other real estate owned) totaled $144.1 million, a net increase of $36.2 million from year-end 2008.  Nonaccrual loans totaled $86.3 million at year-end 2009, a net decrease of $10.6 million from year-end 2008 reflective of the migration of loans to the other real estate owned category, loan charge-offs, as well as improvement in successful problem loan restructurings.  Troubled debt restructurings increased $19.9 million to $21.6 million and other real estate owned increased $26.9 million to $36.1 million at year-end 2009.  Compared to the prior year-end, the overall increase in nonperforming assets generally reflects weak economic and real estate market conditions, which have increased loan default rates primarily within our residential real estate loan portfolio.  Vacant residential land loans of $28.1 million (approximately 110 borrowing relationships) represented approximately 33% of our nonaccrual loan balance at year-end 2009, which is a decline from $47.5 million, or 49%, at the end of 2008.  Total nonperforming assets represented 7.38% of loans and other real estate at year-end 2009 compared to 5.48% at the end of 2008.

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  If interest on our loans classified as nonaccrual during 2009 had been recognized on a fully accruing basis, we would have recorded an additional $10.9 million of interest income for the year ended December 31, 2009.

Troubled debt restructurings are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.  Loans with this classification totaled $21.6 million at December 31, 2009 compared to $1.7 million at December 31, 2008.

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

Other real estate owned totaled $36.1 million at December 31, 2009 versus $9.2 million at December 31, 2008.  This category includes property owned by the Bank that was acquired either through foreclosure procedures or by receiving a deed in lieu of foreclosure.  During 2009, we added properties totaling $44.0 million, and partially or completely liquidated properties totaling $12.4 million, resulting in a net increase in other real estate of approximately $26.9 million.  Revaluation adjustments for other real estate owned properties during 2009 totaled $4.7 million and were charged to noninterest expense when realized.

Table 9
RISK ELEMENT ASSETS

	As of December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005

Nonaccruing Loans	$86,274	$96,876	$25,119	$8,042	$5,258
Troubled Debt Restructurings	21,644	1,744	-	-	-
Total Nonperforming Loans	107,918	98,620	25,119	8,042	5,258
Other Real Estate Owned	36,134	9,222	3,043	689	292
Total Nonperforming Assets	$144,052	$107,842	$28,162	$8,731	$5,550
Past Due 90 Days or More (still accruing interest)	$-	$88	$416	$135	$309

Nonperforming Loans/Loans	5.63%	5.04%	1.31%	.40%	.25%
Nonperforming Assets/Loans Plus Other Real Estate	7.38%	5.48%	1.47%	.44%	.27%
Nonperforming Assets/Capital(1)	46.19%	34.15%	9.06%	2.62%	1.72%
Allowance/Nonperforming Loans	40.77%	37.52%	71.92%	214.09%	331.11%

(1)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

Potential Problem Loans.  Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  At December 31, 2009, we had $28.0 million in loans of this type which are not included in either of the nonaccrual, troubled debt restructurings or 90 day past due loan categories compared to $30.0 million at year-end 2008.  The year over year decline reflects a slowdown in the additions to our potential problem loan pool during the second half of 2009.  Approximately $6.2 million of the potential problem loans at December 31, 2009 were secured by vacant residential land.  Management monitors these loans closely and reviews their performance on a regular basis.

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

While we have a majority of our loans (77.3%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2009, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 37.4% and 34.6%, respectively, of the loan portfolio.  Furthermore, approximately 9.5% of our loan portfolio is secured by vacant residential land loans.  These loans include both improved and unimproved land and are comprised of loans to individuals as well as builders/developers.

Investment Securities

In 2009, our average investment portfolio decreased $0.8 million, or 0.4%, from 2008 and increased $1.5 million, or 0.8%, from 2007 to 2008.  As a percentage of average earning assets, the investment portfolio represented 8.7% in 2009, compared to 8.5% in 2008.  In 2009, the decrease in the average balance of the investment portfolio was primarily attributable to not replacing a portion of maturing securities due to a reduction in the level of securities required to be pledged against our public funds deposits.  The lower level of pledging requirements is primarily attributable to the FDIC Transaction Account Guarantee Program.  In 2008, the increase in the average balance of the investment portfolio was primarily due to the reinvestment of a portion of the interest earned on these investments.  In 2010, we will closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments.

In 2009, average taxable investments decreased $9.5 million, or 10.2%, while tax-exempt investments increased $8.7 million, or 8.9%.  The mix changed as tax-exempt securities offered a more attractive spread compared to taxable securities during the year. Management will continue to purchase municipal issues when it considers the yield to be attractive and we can do so without adversely impacting our tax position.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of December 31, 2009, all securities are classified as available-for-sale which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.  At December 31, 2009, the investment portfolio maintained a net pre-tax unrealized gain of $2.0 million compared to a net pre-tax unrealized gain of $2.3 million at December 31, 2008.  Approximately $8.5 million of our investment securities have an unrealized loss totaling $0.1 million and have been in a loss position for less than 12 months.  These securities consist of mortgage-backed securities and municipal bonds that are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2009.  For 2009, we realized $0.3 million in other than temporary impairment through earnings for one preferred bank stock issue.

The average maturity of the total portfolio at December 31, 2009 and 2008 was 1.13 and 2.00 years, respectively.  See Table 10 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2009 was 3.43%, versus 4.26% in 2008. This lower yield was a result of matured bonds being invested at lower market rates during 2009.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2009.  New investments are being made selectively into high quality bonds.  Due diligence is continually performed on the investment portfolio, namely the municipal bonds.

Table 10 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	As of December 31,
	2009			2008			2007
(Dollars in Thousands)	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield

U.S. GOVERNMENTS
Due in 1 year or less	$11,034	$11,111	2.04%	$18,695	$19,033	3.54%	$36,441	$36,570	4.62%
Due over 1 year through 5 years	11,236	11,333	1.53	17,490	17,909	1.98	25,264	25,493	4.46
Due over 5 years through 10 years	-	-	-	-	-	-	-	-	-
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	22,270	22,444	1.78	36,185	36,942	2.79	61,705	62,063	4.56%

STATES & POLITICAL SUBDIVISIONS
Due in 1 year or less	58,987	59,477	3.90	39,277	39,581	5.02	25,675	25,697	5.19
Due over 1 year through 5 years	47,468	48,073	2.49	61,093	61,981	4.55	64,339	64,304	5.38
Due over 5 years through 10 years	-	-	-	-	-	-	-	-	-
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	106,455	107,550	3.28	100,370	101,562	4.74	90,014	90,001	5.32%

MORTGAGE-BACKED SECURITIES(2)
Due in 1 year or less	8,400	8,506	3.91	1,258	1,267	3.84	4,125	4,117	4.23
Due over 1 year through 5 years	24,742	25,398	4.01	30,803	30,907	4.44	15,043	15,070	4.89
Due over 5 years through 10 years	233	239	4.44	1,420	1,426	5.29	7,166	7,100	5.21
Due over 10 years	-	-	-	6,379	6,476	5.38	-	-	-
TOTAL	33,375	34,143	3.99	39,860	40,076	3.74	26,334	26,287	4.87%

OTHER SECURITIES
Due in 1 year or less	-	-	-	-	-	-	-	-	-
Due over 1 year through 5 years	-	-	-	-	-	-	-	-	-
Due over 5 years through 10 years	-	-	-	1,000	1,107	5.00	1,000	1,061	5.00
Due over 10 years(3)	12,536	12,536	6.18	11,882	11,882	5.94	11,307	11,307	5.90
TOTAL	12,536	12,536	6.18	12,882	12,989	5.87	12,307	12,368	5.90

TOTAL INVESTMENT SECURITIES	$174,636	$176,673	3.43%	$189,297	$191,569	4.26%	$190,360	$190,719	5.08%

(1)
Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2)	Based on weighted average life.
(3)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY

	As of December 31,
(In Years)	2009	2008	2007
U.S. Governments	0.95	1.15	1.09
States and Political Subdivisions	0.96	1.56	1.48
Mortgage-Backed Securities	1.82	4.98	3.47
Other Securities	-	-	-
TOTAL	1.13	2.24	1.63

Deposits and Funds Purchased

Average total deposits for the year were $1.992 billion, a decrease of $73.6 million, or 3.6%, compared to the same period in 2008.  The decline was primarily a result of lower money market and NOW deposits of $53.7 million and $31.5 million, respectively.  A steady decline in the money market balances occurred throughout the first nine months.  During the fourth quarter, the money market campaigns that started late in the third quarter generated in excess of $90 million in new deposit balances and served to support our core deposit growth initiatives and to further strengthen the bank’s overall liquidity position.  NOW balances declined during the second and third quarters primarily as a result of a decline in public funds.  Starting late in the fourth quarter, we had an influx of public funds deposits (primarily NOW accounts), which is seasonal in nature and we anticipate those deposits will decline during the first and second quarter of 2010.  Partially offsetting the declines during the first nine months in average money market and NOW balances discussed above were higher noninterest bearing deposits of $11.1 million.  This was a result of our Absolutely Free Checking product which continues to be successful as both balances and the number of accounts continued to experience growth.

Compared to year-end 2008, the increase in average deposits reflects higher core deposits and public funds.  Core deposits have increased and money market balances declined during the first half of 2009, but have experienced an increase primarily as a result of the factors discussed above.  We continue to pursue prudent pricing discipline and to manage the mix of our deposits.  Therefore, we are not attempting to compete on price with higher rate paying competitors for these deposits.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in our deposit mix over the last three years and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances (maturing in less than one year), and other borrowings, increased $18.1 million, or 29.6% in 2009.  The increase is attributable to a $21.9 million increase in funds purchased, partially offset by a decline in repurchase agreements of $1.2 million and a $2.6 million decrease in other borrowings primarily attributable to maturities of FHLB advances.  See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Strategically, we continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 11
SOURCES OF DEPOSIT GROWTH

	2008 to	Percentage	Components of
	2009	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2009	2008	2007
Noninterest Bearing Deposits	$11,066	15.0%	21.0%	19.7%	22.2%
NOW Accounts	(31,574)	(42.9)	35.7	36.0	28.0
Money Market Accounts	(53,747)	(73.0)	16.1	18.1	20.0
Savings	5,169	7.0	6.1	5.6	6.0
Time Deposits	(4,550)	(6.1)	21.1	20.6	23.9
Total Deposits	$(73,636)	(100.0)%	100.0%	100.0%	100.0%

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	December 31, 2009
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$45,973	29.84%
Over three through six months	38,893	25.24
Over six through twelve months	50,779	32.96
Over twelve months	18,420	11.96
Total	$154,065	100.00%

Market Risk and Interest Rate Sensitivity

Overview.  Market risk management arises from changes in interest rates, exchange rates, commodity prices, and equity prices.  We have risk management policies to monitor and limit exposure to market risk and do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices.  In asset and liability management activities, our policies are designed to minimize structural interest rate risk.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-10.0%	+/-7.5%	+/-5.0%	+/-5.0%
December 31, 2009	-6.1%	-3.4%	-0.8%	0.7%
December 31, 2008	1.4%	1.6%	1.2%	-1.4%

The Net Interest Income at Risk position declined for the month of December 2009, when compared to the same period in 2008, for the “up rate” scenarios.  Our largest exposure is at the +300 basis point (“bp”) level, with a measure of -6.1%, which is still within our policy limit of -10.0%.  The year-over-year variance is attributable to several key assumption changes, as a result of recommendations from an independent third party review of the asset/liability simulation process and completion of a core deposit study.  All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-12.5%	+/-10.0%	+/-7.5%	+/-7.5%
December 31, 2009	-4.3%	0.4%	2.7%	-7.0%
December 31, 2008	0.5%	2.0%	1.7%	-3.8%

Our risk profile, as measured by EVE, declined for the month of December 2009, when compared to the same period in 2008, for the “down rate” and “up rate” scenarios, with the exception of the +100 bp scenario.  The unfavorable variance between periods is attributable to the changes in several key assumptions, as previously mentioned above in the Net Interest Income at Risk section. All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our Asset Liability Committee (ALCO) and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2009 and 2008, our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

Overall, we have the ability to generate $950 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is approximately one year and as of year-end had a net unrealized pre-tax gain of $2.0 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) for the fourth quarter of 2009 reflects a net overnight funds sold position of $101.1 million during the fourth of 2009 compared to an average net overnight funds purchased position of $53.5 million in the third quarter and an average net overnight funds purchased position of $18.0 million during the fourth quarter of 2008.  The favorable variance of $154.5 million in the funds position compared to the linked quarter is primarily attributable to the growth in core deposits mentioned above and net reductions in both the loan and investment portfolios.  The favorable variance from the fourth quarter of 2008 reflects core deposit growth and a net reduction in investment securities.

Capital expenditures are expected to approximate $10.2 million over the next 12 months, which consist primarily of new banking office construction, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At December 31, 2009, advances from the FHLB consisted of $50.0 million in outstanding debt consisting of 41 notes.  In 2009, the Bank made FHLB advance payments totaling approximately $39.7 million and obtained five new FHLB advances totaling $38.6 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2009.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Years	Total
Federal Home Loan Bank Advances	$3,277	$16,069	$15,597	$15,072	$50,015
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	1,268	1,138	862	4,739	8,007
Time Deposit Maturities	378,009	53,698	3,612	-	435,319
Liability for Unrecognized Tax Benefits	590	2,091	2,318	673	5,672
Total Contractual Cash Obligations	$383,144	$72,996	$22,389	$83,371	$561,900

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings.  The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a fixed rate of 5.71% and effective January 2010 will adjust quarterly to a variable rate of LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payments for the CCBG Capital Trust II borrowing are due quarterly at a fixed rate of 6.07% and effective June 2010 will adjust annually to a variable rate of LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.

In accordance with the Federal Reserve Resolutions, CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.  Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

Capital

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at year-end was 9.89%, 11.20%, and 11.19%, in 2009, 2008, and 2007, respectively.  Management believes its strong capital base offers protection against adverse developments that may arise during the course of an economic downturn.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments.  Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital.  As of December 31, 2009, we exceeded these capital guidelines with a total risk-based capital ratio of 14.11% and a Tier 1 ratio of 12.76%, compared to 14.69% and 13.34%, respectively, in 2008.  As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings.  See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A tangible leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets.  The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs.  An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans.  On December 31, 2009, we had a leverage ratio of 10.39% compared to 11.51% in 2008.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2009	2008	2007
Common Stock	170	171	172
Additional Paid-in Capital	36,099	36,783	38,243
Retained Earnings	246,460	262,890	260,325
Subtotal	282,729	299,844	298,740
Accumulated Other Comprehensive (Loss), Net of Tax	(14,830)	(21,014)	(6,065)
Total Shareowners' Equity	$267,899	$278,830	$292,675

At December 31, 2009, our common stock had a book value of $15.72 per diluted share compared to $16.27 in 2008.  Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale.  At December 31, 2009, the net unrealized gain was $0.6 million compared to $1.5 million in 2008.  Beginning in 2006, book value has been impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Code Topic 715.  At December 31, 2009, the net pension liability reflected in other comprehensive income was $15.4 million compared to $22.5 million at December 31, 2008.  The change in our net pension liability in 2008 was primarily attributable to a decline in pension plan assets driven by market disruption and significant asset de-valuation occurring during the second half of the year.  In 2009, pension plan asset values improved resulting in a favorable variance in our net pension liability.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  During the nine year period ended December 31, 2009, we have repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share.  In 2009, we repurchased 145,888 shares at an average purchase price of $10.65 and in 2008 we repurchased a total of 90,041 shares at an average purchase price of $26.77 per share.  We must seek prior approval from the Federal Reserve before repurchasing any additional shares of our common stock.

We offer an Associate Stock Incentive Plan under which certain associates are eligible to earn shares of our common stock based upon achieving established performance goals.  In 2009 and 2008, we issued no shares under this plan as the financial performance goal for each year was not achieved.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount.  In 2009, 49,104 shares, valued at approximately $700,000 (before 10% discount), were issued under these plans.

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

Although we believe a consistent dividend payment is favorably viewed by the financial markets and our shareowners, our Board of Directors will declare dividends only if we are considered to have sufficient capital.  Future capital requirements and corporate plans are considered when the Board considers a dividend payment.

Dividends declared and paid totaled $.7600 per share in 2009.  For each quarter of 2009, we declared and paid a dividend of $.1900 per share.  We paid dividends of $.7450 per share in 2008 and $.7100 per share in 2007.  Total cash dividends declared per share in 2009 represented a 2.0% increase over 2008.  For 2009, our dividend payout ratio was not meaningful as our dividends exceeded our earnings for the year by $16.4 million.  The dividend payout ratio was 83.71% and 42.77% for 2008 and 2007, respectively.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period.  In addition, in accordance with the Federal Reserve Resolutions, the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend.  As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not receive the required approvals.  As of December 31, 2009, we believe we have sufficient cash to fund shareowner dividends in 2010 should the Board choose to declare and pay a quarterly dividend during the year.  Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals.  We will continue to evaluate our dividend quarterly and consult with our regulators concerning matters relating to our overall dividend policy.

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

At December 31, 2009, we had $326.2 million in commitments to extend credit and $13.2 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact our ability to meet on-going obligations.  In the event these commitments require funding in excess of historical levels, management believes current liquidity, investment security maturities, available advances from the FHLB and Federal Reserve Bank provide a sufficient source of funds to meet these commitments.

FOURTH QUARTER 2009 – FINANCIAL RESULTS

For the fourth quarter of 2009, we realized a net loss of $3.4 million, or $0.20 per diluted share compared to a net loss of $1.5 million, or $0.08 per diluted share, for the third quarter of 2009.  The loss reported for the fourth quarter reflects a loan loss provision of $10.8 million ($0.39 per diluted share) versus $12.3 million ($0.45 per diluted share) in the third quarter.  Higher costs related to the management and resolution of problem assets also negatively impacted earnings for the fourth quarter.

Tax equivalent net interest income for the fourth quarter of 2009 was $25.8 million compared to $27.1 million for the third quarter of 2009.  The decrease of $1.3 million in net interest income from the third quarter was partially due to a shift in earning asset mix, unfavorable asset repricing and a slight increase in the costs of funds.  Quarter over quarter, interest income was adversely impacted by declines in the investment and loan portfolios as well as unfavorable repricing, while interest expense increased reflecting the incremental costs of our money market promotion.  A decrease in both short-term and long-term borrowings, and a lower level of foregone interest on nonaccrual loans partially offset the unfavorable variances referenced above.

Pressure on asset repricing and an unfavorable shift in our earning asset mix, coupled with a higher cost of funds resulted in the net interest margin of 4.59% for the fourth quarter of 2009, which represents a decline of 40 basis points from the third quarter.

The provision for loan losses for the fourth quarter was $10.8 million compared to $12.3 million for the third quarter of 2009.  The reduction in the loan loss provision compared to the prior quarter was primarily due to a lower level of reserves required for impaired loans as this portfolio declined $9.1 million from the third quarter.  Net charge-offs in the fourth quarter totaled $11.8 million (2.42% of average loans) compared to $8.7 million (1.76% of average loans) in the third quarter of 2009.  At year-end 2009, the allowance for loan losses of $44.0 million was 2.30% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans compared to 2.32% and 41%, respectively at the end of the third quarter.

Noninterest income for the fourth quarter of 2009 totaled $14.4 million compared to $14.3 million in the third quarter of 2009.  Compared to the linked quarter, the $0.1 million, or 0.7% increase was due to higher deposit and asset management fees of $84,000 and $105,000, respectively, partially offset by lower mortgage banking revenues ($113,000).  The increase in deposit fees reflects a reduction in overdraft losses, while the increase in asset management fees is attributable to higher account valuations for managed accounts.  The decline in mortgage banking revenues is attributable to a reduction in our residential real estate loan pipeline.

Noninterest expense totaled $35.3 million for the fourth quarter of 2009 compared to $31.6 million in the third quarter of 2009.  Compared to the linked quarter, increases in professional fees ($595,000), legal fees ($214,000), OREO expense ($1.6 million), pension expense ($587,000), and advertising expense ($223,000) drove the unfavorable variance.  Legal fees and OREO expenses were higher due to the cost of managing and resolving problem assets.  The increase in professional fees primarily reflects payment to a consulting firm for services related to a review of our vendor maintenance contracts that will result in future cost reductions.  The variance in pension expense reflects a third quarter adjustment based on final pension expense estimates provided to us by our actuarial firm.  A deposit promotion initiated during the fourth quarter as well an increase in public relations expenses drove the unfavorable variance in advertising expense.

The $3.0 million tax benefit is attributable to our book operating loss and reflects a higher than normalized effective tax rate due to our permanent book/tax differences, primarily tax exempt income.

Average earning assets were $2.238 billion for the fourth quarter of 2009, an increase of $80.2 million, or 3.6% from the third quarter of 2009.  The improvement from the third quarter is primarily attributable to an increase in the overnight funds position of $109.0 million, partially offset by a $9.2 million and $20.1 million decrease in the investment and loan portfolios, respectively.

The improvement in the net funds position reflects our focus on core deposit growth, a successful money market account (“MMA”) campaign in selected markets and the increase in balances of several large deposit relationships.  Loans declined primarily in the residential and construction portfolios with moderate growth experienced in the commercial mortgage portfolio.  Loans transferred to Other Real Estate Owned and gross charge-offs were significant factors contributing to the net reduction in the loan portfolio for the quarter.

At the end of the fourth quarter, nonperforming assets (including nonaccrual loans, restructured loans, and other real estate owned) totaled $144.1 million, a net decrease of $0.3 million from the third quarter.  Nonaccrual loans totaled $86.3 million at the end of the fourth quarter, a net decrease of $5.6 million from the prior linked quarter primarily due to the migration of loans to the other real estate owned category and loan charge-offs.  Quarter over quarter, the other real estate owned balance increased $2.8 million and restructured loans increased by $2.5 million.  Vacant residential land loans of $28.1 million represented approximately 33% of our nonaccrual loan balance at quarter-end, which is a decline from $39.4 million, or 43%, at the end of the linked quarter.  Total nonperforming assets represented 7.38% of loans and other real estate at the end of the fourth quarter compared to 7.25% at the prior quarter-end.  The increase over the linked quarter is attributable to a net decline in the loan portfolio as nonperforming assets have been essentially flat for the last two quarters.

Average total deposits were $2.090 billion for the fourth quarter, an increase of $139.8 million, or 7.2%, from the third quarter.  On a linked quarter basis, the increase reflects core deposit growth of approximately $150.0 million resulting from the MMA campaign in select markets and the opening of several large deposit relationships.  The recent MMA campaign, which was launched during the third quarter, generated in excess of $90.0 million in new deposit balances and served to support our core deposit growth initiatives and to further strengthen the bank’s overall liquidity position.  Additionally, our absolutely free checking product continues to be successful as both balances and the number of accounts continue to post growth quarter over quarter.  Certificates of deposit balances have grown as rate pressures from higher paying institutions have eased in most of our markets.  Partially offsetting the core deposit growth was a decline in average public funds of approximately $10.0 million attributable to seasonal run-off and the decision not to match competitors’ rates.  Starting late in the fourth quarter, we had an influx of public funds deposits (an increase of $159 million over prior quarter-end), which is seasonal in nature and we anticipate those deposits will decline during the first and second quarter of 2010.

We maintained an average net overnight funds (deposits with banks plus Fed funds sold less Fed funds purchased) sold position of $101.1 million during the fourth of 2009 compared to an average net overnight funds purchased position of $53.5 million in the third quarter.  The favorable variance of $154.5 million in the funds position compared to the linked quarter is primarily attributable to the growth in core deposits mentioned above and net reductions in both the loan and investment portfolios.

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

Allowance for Loan Losses.  The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  The allowance is that amount considered adequate to absorb losses inherent in the loan portfolio based on management’s evaluation of credit risk as of the balance sheet date.

The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310 – Receivables (formerly Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118), and allowance allocations calculated in accordance with ASC Topic 450 (formerly SFAS 5), "Accounting for Contingencies."  The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company’s allowance for loan losses consists of three components: (i) specific valuation allowances established for probable losses on specific loans deemed impaired; (ii) valuation allowances calculated for specific homogenous loan pools based on, but not limited to, historical loan loss experience, current economic conditions, levels of past due loans, and levels of problem loans; and (iii) an unallocated allowance that reflects management’s determination of estimation risk.

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

Pension Assumptions.  We have a defined benefit pension plan for the benefit of substantially all of our associates.  Our funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law.  Pension expense, reflected in the Consolidated Statements of Operations in noninterest expense as "Salaries and Associate Benefits," is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation.  The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts.  The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases.  These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2009 was 6.00%.  The estimated impact to 2009 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $344,000 and $361,000, respectively.  We anticipate using a 5.75% discount rate in 2010.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2009 was 8.0%.  The estimated impact to 2009 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $158,000 decrease or increase, respectively.  We anticipate using a rate of return on plan assets for 2010 of 8.0%.

The assumed rate of annual compensation increases of 5.50% in 2009 is based on expected trends in salaries and the employee base.  We anticipate using a compensation increase of 4.5% for 2010 reflecting current market trends.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2010.  Please refer to the footnote No. 1 in the Notes to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Table 14
QUARTERLY FINANCIAL DATA (Unaudited)

	2009				2008
(Dollars in Thousands, Except Per Share Data)	Fourth	Third(1)	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$29,756	$30,787	$31,180	$31,053	$33,229	$34,654	$36,260	$38,723
Interest Expense	4,464	4,235	4,085	4,058	5,482	7,469	8,785	12,264
Net Interest Income	25,292	26,552	27,095	26,995	27,747	27,185	27,475	26,459
Provision for Loan Losses	10,834	12,347	8,426	8,410	12,497	10,425	5,432	4,142
Net Interest Income After Provision for Loan Losses	14,458	14,205	18,669	18,585	15,250	16,760	22,043	22,317
Noninterest Income	14,411	14,304	14,634	14,042	13,311	20,212	15,718	17,799
Noninterest Expense	35,313	31,615	32,930	32,257	31,002	29,916	30,756	29,798
(Loss) Income Before Income Taxes	(6,444)	(3,106)	373	370	(2,441)	7,056	7,005	10,318
Income Tax (Benefit) Expense	(3,037)	(1,618)	(401)	(280)	(738)	2,218	2,195	3,038
Net (Loss) Income	$(3,407)	$(1,488)	$774	$650	$(1,703)	$4,838	$4,810	$7,280
Net Interest Income (FTE)	$25,845	$27,128	$27,679	$27,578	$28,387	$27,802	$28,081	$27,078

Per Common Share:
Net (Loss) Income Basic	$(0.20)	$(0.08)	$0.04	$0.04	$(0.10)	$0.29	$0.28	$0.42
Net (Loss) Income Diluted	(0.20)	(0.08)	0.04	0.04	(0.10)	0.29	0.28	0.42
Dividends Declared	0.190	0.190	0.190	0.190	0.190	0.185	0.185	0.185
Diluted Book Value	15.72	15.76	16.03	16.18	16.27	17.45	17.33	17.33
Market Price:
High	14.34	17.10	17.35	27.31	33.32	34.50	30.19	29.99
Low	11.00	13.92	11.01	9.50	21.06	19.20	21.76	24.76
Close	13.84	14.20	16.85	11.46	27.24	31.35	21.76	29.00

Selected Average
Balances:
Loans	$1,944,873	$1,964,984	$1,974,197	$1,964,086	$1,940,083	$1,915,008	$1,908,802	$1,909,574
Earning Assets	2,237,561	2,157,362	2,175,281	2,166,237	2,150,841	2,207,670	2,303,971	2,301,463
Assets	2,575,250	2,497,969	2,506,352	2,486,925	2,463,318	2,528,638	2,634,771	2,646,474
Deposits	2,090,008	1,950,170	1,971,190	1,957,354	1,945,866	2,030,684	2,140,545	2,148,874
Shareowners’ Equity	268,556	275,027	277,114	281,634	302,227	303,595	300,890	296,804
Common Equivalent Average Shares:
Basic	17,034	17,024	17,010	17,109	17,125	17,124	17,146	17,170
Diluted	17,035	17,025	17,010	17,131	17,135	17,128	17,147	17,178

Ratios:
Return on Assets	(0.52)%	(0.24)%	0.12%	0.11%	(0.28)%	0.76%	0.73%	1.11%
Return on Equity	(5.03)%	(2.15)%	1.12%	0.94%	(2.24)%	6.34%	6.43%	9.87%
Net Interest Margin (FTE)	4.59%	4.99%	5.11%	5.16%	5.26%	5.01%	4.90%	4.73%
Efficiency Ratio	85.21%	73.86%	75.44%	75.07%	71.21%	59.27%	66.89%	63.15%
1) Includes $6.25 million ($3.8 million after-tax) one-time gain on sale of portion of merchant services portfolio.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE

58	Report of Independent Registered Public Accounting Firm

59	Consolidated Statements of Financial Condition

60	Consolidated Statements of Operations

61	Consolidated Statements of Changes in Shareowners' Equity

62	Consolidated Statements of Cash Flows

63	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. and subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 4, 2010

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2009	2008
ASSETS
Cash and Due From Banks	$57,877	$88,143
Federal Funds Sold and Interest Bearing Deposits	276,416	6,806
Total Cash and Cash Equivalents	334,293	94,949

Investment Securities, Available-for-Sale	176,673	191,569

Loans, Net of Unearned Interest	1,915,940	1,957,797
Allowance for Loan Losses	(43,999)	(37,004)
Loans, Net	1,871,941	1,920,793

Premises and Equipment, Net	115,439	106,433
Goodwill	84,811	84,811
Other Intangible Assets	4,030	8,072
Other Assets	121,137	82,072
Total Assets	$2,708,324	$2,488,699

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$427,791	$419,696
Interest Bearing Deposits	1,830,443	1,572,478
Total Deposits	2,258,234	1,992,174

Short-Term Borrowings	35,841	62,044
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	49,380	51,470
Other Liabilities	34,083	41,294
Total Liabilities	2,440,425	2,209,869

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,036,407 and 17,126,997 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	170	171
Additional Paid-In Capital	36,099	36,783
Retained Earnings	246,460	262,890
Accumulated Other Comprehensive Loss, Net of Tax	(14,830)	(21,014)
Total Shareowners' Equity	267,899	278,830
Total Liabilities and Shareowners' Equity	$2,708,324	$2,488,699

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$117,324	$132,682	$154,567
Investment Securities:
U.S. Treasury	547	747	574
U.S. Government Agencies and Corporations	1,827	2,562	3,628
States and Political Subdivisions	2,672	3,185	2,894
Other Securities	324	581	747
Funds Sold	82	3,109	2,913
Total Interest Income	122,776	142,866	165,323

INTEREST EXPENSE
Deposits	10,585	27,306	44,687
Short-Term Borrowings	291	1,157	2,871
Subordinated Notes Payable	3,730	3,735	3,730
Other Long-Term Borrowings	2,236	1,802	1,794
Total Interest Expense	16,842	34,000	53,082

NET INTEREST INCOME	105,934	108,866	112,241
Provision for Loan Losses	40,017	32,496	6,163
Net Interest Income After Provision for Loan Losses	65,917	76,370	106,078

NONINTEREST INCOME
Service Charges on Deposit Accounts	28,142	27,742	26,130
Data Processing Fees	3,628	3,435	3,133
Asset Management Fees	3,925	4,235	4,700
Securities Transactions	10	125	14
Mortgage Banking Revenues	2,699	1,623	2,596
Bank Card Fees	10,306	12,701	13,706
Gain on Sale of Portion of Merchant Services Portfolio	-	6,250	-
Other	8,681	10,929	9,021
Total Noninterest Income	57,391	67,040	59,300

NONINTEREST EXPENSE
Salaries and Associate Benefits	65,067	61,831	60,279
Occupancy, Net	9,798	9,729	9,347
Furniture and Equipment	9,096	9,902	9,890
Intangible Amortization	4,042	5,685	5,834
Other	44,112	34,325	36,642
Total Noninterest Expense	132,115	121,472	121,992

(LOSS) INCOME BEFORE INCOME TAXES	(8,807)	21,938	43,386
Income Tax (Benefit) Expense	(5,336)	6,713	13,703

NET (LOSS) INCOME	$(3,471)	$15,225	$29,683
BASIC NET (LOSS) INCOME PER SHARE	$(0.20)	$0.89	$1.66
DILUTED NET (LOSS) INCOME PER SHARE	$(0.20)	$0.89	$1.66

Average Basic Common Shares Outstanding	17,044	17,141	17,909
Average Diluted Common Shares Outstanding	17,045	17,147	17,912

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
Balance, December 31, 2006	18,518,398	185	80,654	243,242	(8,311)	315,770
Comprehensive Income:
Net Income		-	-	29,683	-	29,683
Ne Net Change in Unrealized Loss On Available-for-Sale Securities (net of tax)		-	-	-	1,080	1,080
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	1,166	1,166
Total Comprehensive Income		-	-	-	-	31,929
Miscellaneous – Other		-	-	223	-	223
Cash Dividends ($.710 per share)		-	-	(12,823)	-	(12,823)
Stock Performance Plan Compensation		-	265	-	-	265
Issuance of Common Stock	68,519	1	571	-	-	572
Repurchase of Common Stock	(1,404,364)	(14)	(43,247)	-	-	(43,261)
Balance, December 31, 2007	17,182,553	172	38,243	260,325	(6,065)	292,675
Cumulative Effect of Adoption of EITF 06-4				(30)		(30)
ComComprehensive Income:
Net Net Income		-	-	15,225	-	15,225
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)		-	-	-	1,230	1,230
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	(16,179)	(16,179)
Total Comprehensive Income		-	-	-	-	276
Cash Dividends ($.7450 per share)		-	-	(12,630)	-	(12,630)
Stock Performance Plan Compensation		-	62	-	-	62
Issuance of Common Stock	34,485		891	-	-	891
Repurchase of Common Stock	(90,041)	(1)	(2,413)	-	-	(2,414)
Balance, December 31, 2008	17,126,997	171	36,783	262,890	(21,014)	278,830
Co Comprehensive Income:
Ne Net Loss		-	-	(3,471)	-	(3,471)
Net Change in Unrealized Gain on Available-for-Sale Securities (net of tax)		-	-	-	(888)	(888)
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	7,072	7,072
Total Comprehensive Income		-	-	-	-	2,713
Cash Dividends ($.7600 per share)		-	-	(12,959)	-	(12,959)
Stock Performance Plan Compensation		-	(176)	-	-	(176)
Issuance of Common Stock	55,298		1,052	-	-	1,052
Repurchase of Common Stock	(145,888)	(1)	(1,560)	-	-	(1,561)
Balance, December 31, 2009	17,036,407	$170	$36,099	$246,460	$(14,830)	$267,899

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(3,471)	$15,225	$29,683
A Adjustments to Reconcile Net (Loss) Income to Cash Provided by Operating Activities:
Provision for Loan Losses	40,017	32,496	6,163
Depreciation	6,680	6,798	6,338
Net Securities Amortization	2,364	990	279
Amortization of Intangible Assets	4,042	5,685	5,834
(Gain) on Securities Transactions	(10)	(125)	(14)
Loss on Impaired Security	300	-	-
Origination of Loans Held-for-Sale	(158,193)	(106,340)	(158,390)
Proceeds From Sales of Loans Held-for-Sale	156,865	108,218	162,835
Net Gain From Sales of Loans Held-for Sale	(2,699)	(1,623)	(2,596)
Gain on Sale of Portion of Merchant Services Portfolio	-	(6,250)	-
Proceeds From Sale of Portion of Merchant Services Portfolio	-	6,250	-
Non-Cash Compensation	-	62	265
Net Decrease (Increase) in Deferred Income Taxes	2,911	(15,235)	1,328
Net Decrease (Increase) in Other Assets	5,929	(1,371)	(12,894)
Net (Decrease) Increase in Other Liabilities	(4,176)	2,200	8,115
Net Cash Provided by Operating Activities	50,559	46,980	46,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities Available-for-Sale:
Purchases	(66,794)	(89,059)	(56,289)
Sales	2,806	10,490	-
Payments, Maturities, and Calls	75,295	78,767	58,894
Net (Increase) Decrease in Loans	(31,135)	(66,635)	74,058
Purchase of Premises & Equipment	(15,688)	(14,626)	(18,613)
Proceeds From Sales of Premises & Equipment	2	6	203
Net Cash (Used In) Provided By Investing Activities	(35,514)	(81,057)	58,253
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits	266,061	(150,171)	60,690
Net (Decrease) Increase in Short-Term Borrowings	(26,486)	8,925	(12,263)
Increase (Decrease) in Other Long-Term Borrowings	2,029	30,600	(10,618)
Repayment of Other Long-Term Borrowings	(3,837)	(5,872)	(5,363)
Dividends Paid	(12,959)	(12,630)	(12,823)
Repurchase of Common Stock	(1,561)	(2,414)	(43,261)
Issuance of Common Stock	1,052	891	572
Net Cash Provided by (Used In) Financing Activities	224,299	(130,671)	(23,066)

NET CHANGE IN CASH AND CASH EQUIVALENTS	239,344	(164,748)	82,133

Cash and Cash Equivalents at Beginning of Year	94,949	259,697	177,564
Cash and Cash Equivalents at End of Year	$334,293	$94,949	$259,697

SUPPLEMENTAL DISCLOSURES:
Interest Paid on Deposits	$10,586	$29,729	$44,510
Interest Paid on Debt	$6,273	$6,658	$8,463
Taxes Paid	$7,218	$16,998	$12,431
Loans Transferred to Other Real Estate	$43,997	$10,874	$3,494
Iss Issuance of Common Stock as Non-Cash Compensation	$155	$-	$1,160
Transfer of Current Portion of Long-Term Borrowings	$637	$176	$12,318

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through March 3, 2010, the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could vary from these estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, pension expense, income taxes, loss contingencies, and valuation of goodwill and other intangibles and their respective analysis of impairment.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these reserve balances for the years ended December 31, 2009 and 2008 were $18.2 million and $11.9 million, respectively.

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company.  Gains and losses are recognized and reported separately in the Consolidated Statements of Operations upon realization or when impairment of values is deemed to be other than temporary.  In estimating other-than-temporary impairment losses, management considers, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value. Gains or losses are recognized using the specific identification method.  Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Operations and reported net of taxes in the accumulated other comprehensive income component of shareowners' equity until realized.  Accretion and amortization are recognized on the effective yield method over the life of the securities.

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is accrued on the effective yield method based on outstanding balances.  Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.  The Company defines loans as past due when one full payment is past due or a contractual maturity is over 30 days late.  The accrual of interest is generally suspended on loans more than 90 days past due with respect to principal or interest.  When a loan is placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income.  Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  Loans are charged-off (if unsecured) or written-down (if secured) when losses are probable and reasonably quantifiable.

Loans Held For Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market.  Additionally, certain other loans are periodically identified to be sold.  The Company has the ability and intent to sell these loans and they are classified as loans held for sale and carried at the lower of cost or estimated fair value.  At December 31, 2009 and December 31, 2008, the Company had $7.9 million and $3.2 million, respectively, in loans classified as held for sale which were committed to be purchased by third party investors.  Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale.  Loans are generally sold with servicing released at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized as mortgage banking revenue at the date of sale.  Fixed commitments are generally used at the time loans are originated or identified for sale to mitigate interest rate risk.  The fair value of fixed commitments to originate and sell loans held for sale is not material.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  The allowance is that amount considered adequate to absorb losses inherent in the loan portfolio based on management’s evaluation of credit risk as of the balance sheet date.

The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310 – Receivables (formerly Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118), and allowance allocations calculated in accordance with ASC Topic 450 (formerly SFAS 5), "Accounting for Contingencies."  The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Intangible assets, other than goodwill, consist of core deposit intangible assets and client relationship assets that were recognized in connection with various acquisitions.  Core deposit intangible assets are amortized on the straight-line method over various periods, with the majority being amortized over an average of 5 to 10 years.  Other identifiable intangibles are amortized on the straight-line method over their estimated useful lives.

Long-lived assets are evaluated for impairment if circumstances suggest that their carrying value may not be recoverable, by comparing the carrying value to estimated undiscounted cash flows.  If the asset is deemed impaired, an impairment charge is recorded equal to the carrying value less the fair value.

Goodwill

FASB ASC Topic 350, “Intangibles – Goodwill and Other”, (formerly Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), prohibits the Company from amortizing goodwill and requires the Company to identify reporting units to which the goodwill relates for purposes of assessing potential impairment of goodwill on an annual basis, or more frequently, if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  In accordance with the guidelines in FASB ASC Topic 350, the Company determined it has one goodwill reporting unit.  The Company’s goodwill evaluation for the year ended December 31, 2009, indicated that none of its goodwill was impaired.  See Note 5 – Intangible Assets for additional information.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired.  Costs after acquisition are generally expensed.  If the fair value of the asset declines, a write-down is recorded through expense.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.  Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $36.1 million and $9.2 million at December 31, 2009 and 2008.

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

The Company adopted FASB ASC Topic 740, “Income Taxes”, (formerly FASB Interpretation 48, Accounting for Uncertainty in Income Taxes), as of January 1, 2007.  A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.  The adoption had no material effect on the Company’s financial statements.

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

Stock Based Compensation

The Company follows the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”, (formerly Statement of Financial Accounting Standards No. 123R, "Share-Based Payment (Revised 2004)"), when recording stock based compensation.  See Note 11 – Stock-Based Compensation for additional information.

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

FASB ASC Topic 715, “Compensation - Retirement Benefits.” (Formerly FSP No. 132(R)-1) New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The provisions of the new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 12 – Employee Benefit Plans.

ASC Topic 805, “Business Combinations.”  (Formerly SFAS No. 141) On January 1, 2009, new authoritative accounting guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses.   ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquirer at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under  previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.   ASC Topic requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance.  Under ASC Topic 805, the requirements of ASC Topic 420, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.”   ASC Topic 805 is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.  The provisions of the new authoritative accounting guidance under ASC Topic 305 became effective during the first quarter of 2009.  The new guidance did not significantly impact the Company’s financial statements.

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

 Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The provisions of the new authoritative accounting guidance under ASC Topic 820 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 19 – Fair Value Measurements. FASB ASC Topic 825 “Financial Instruments.”(Formerly SFAS 107-1 and APB 28-1) New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 11 - Fair Value Measurements.

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

ASC Topic 105, “Generally Accepted Accounting Principles, (Formerly SFAS No. 168), establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 105, which became effective September 30, 2009. Adoption of the new guidance is included in the financial statements for the third quarter of 2009.

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, 2009, were as follows:

	2009
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$22,270	$174	$-	$22,444
U.S. Government Agencies and Corporations	-	-	-	-
States and Political Subdivisions	106,455	1,166	71	107,550
Mortgage-Backed Securities	33,375	798	30	34,143
Other Securities(1)	13,236	-	700	12,536
Total Investment Securities	$175,336	$2,138	$801	$176,673

	2008
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$29,094	$577	$-	$29,671
U.S. Government Agencies and Corporations	7,091	180	-	7,271
States and Political Subdivisions	100,370	1,224	32	101,562
Mortgage-Backed Securities	39,860	332	116	40,076
Other Securities(1)	12,882	107	-	12,989
Total Investment Securities	$189,297	$2,420	$148	$191,569

(1)
Includes Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock recorded at cost of $7.7 million and $4.8 million, respectively, at December 31, 2009 and $7.0 million and $4.8 million, respectively, at December 31, 2008.

Securities with an amortized cost of $62.9 million and $83.5 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the FHLB of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $7.7 million which is included in other securities is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Investment Sales. The total proceeds from the sale or call of investment securities and the gross realized gains and losses from the sale or call of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2009	$5,316	$10	$-
	2008	$30,517	$126	$(1)
	2007	$5,393	$14	$-

Maturity Distribution. As of December 31, 2009, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$78,421	$79,095
Due after one through five years	83,446	84,803
Due after five through ten years	233	239
Due over ten years	-	-
No Maturity	12,536	12,536
Total Investment Securities	$174,636	$176,673

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, 2009 and December 31, 2008 aggregated by major security type and length of time in a continuous unrealized loss position:

			December 31, 2009
	Less Than 12 Months		Greater Than 12 Months				Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value		Unrealized Losses		Market Value	Unrealized Losses
U.S. Treasury	$-	$-		$-		$-	$-	$-
U.S.Government Agencies and Corporations	-	-		-		-	-	-
States and Political Subdivisions	3,107	71		-		-	3,107	71
Mortgage-Backed Securities	5,381	30		-		-	5,381	5,381
Other Securities	700	700		-		-	700	700
Total Investment Securities	$9,188	$801	$		$		$9,188	$801

			December 31, 2008
	Less Than 12 Months		Greater Than 12 Months				Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value		Unrealized Losses		Market Value	Unrealized Losses
U.S. Treasury	$-	$-		$-		$-	$-	$-
U.S. Government Agencies and Corporations	-	-		-		-	-	-
States and Political Subdivisions	2,652	32		-		-	2,652	32
Mortgage-Backed Securities	14,149	116		-		-	14,149	116
Total Investment Securities	$16,801	$148	$		$		$16,801	$148

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for recovery in the fair value above amortized cost.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies have occurred, regulatory and analysts’ report.

At December 31, 2009, the Company had securities of $176.7 million with net unrealized gains of $2.0 million on these securities, of which $9.2 million have unrealized losses totaling $0.8 million and have been in a loss position for less than 12 months.  These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2009.  The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.  For 2009, the Company did realize $0.3 million in other than temporary impairment through earnings for one preferred bank stock issue.

Note 3
LOANS

Loan Portfolio Composition. At December 31, the composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	2009	2008
Commercial, Financial and Agricultural	$189,061	$206,230
Real Estate - Construction	111,249	141,973
Real Estate - Commercial Mortgage	716,791	656,959
Real Estate - Residential(1)	408,578	481,034
Real Estate - Home Equity	246,722	218,500
Real Estate - Loans Held-for-Sale	7,891	3,204
Consumer	235,648	249,897
Total Loans, Net of Unearned Interest	$1,915,940	$1,957,797

(1)	Includes loans in process with outstanding balances of $10.7 million and $13.9 million for 2009 and 2008, respectively.

Net deferred fees included in loans at December 31, 2009 and December 31, 2008 were $2.0 million and $1.9 million, respectively.

Concentrations of Credit.  Substantially all of the Company's lending activity occurs within the states of Florida, Georgia, and Alabama.  As of December 31, 2009, there were no concentrations of loans related to any single borrower or industry (other than real estate) in excess of 10% of total loans.  A large majority of the Company's loan portfolio (77.3%) consists of loans secured by real estate, the primary types of collateral being commercial properties and 1-4 family residential properties.  At December 31, 2009, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 37.4% and 34.6% of the loan portfolio, respectively.

Nonperforming/Past Due Loans.  Nonaccruing loans amounted to $86.3 million and $96.9 million, at December 31, 2009 and 2008, respectively.  Restructured loans totaled $21.6 million at December 31, 2009 and $1.7 million at December 31, 2008.   Interest income on nonaccrual loans is recognized on a cash basis when the ultimate collectability is no longer considered doubtful.  Cash collected on nonaccrual loans is applied against the principal balance or recognized as interest income based upon management's expectations as to the ultimate collectability of principal and interest in full. If interest on non-accruing loans had been recognized on a fully accruing basis, interest income recorded would have been $10.9 million, $6.5 million, and $0.9 million higher for the years ended December 31, 2009, 2008, and 2007, respectively.  There were no accruing loans past due more than 90 days as of December 31, 2009.  As of December 31, 2008, accruing loans past due more than 90 days totaled $0.1 million.

Note 4
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the years ended December 31, is as follows:

(Dollars in Thousands)	2009	2008	2007
Balance, Beginning of Year	$37,004	$18,066	$17,217
Provision for Loan Losses	40,017	32,496	6,163
Recoveries on Loans Previously Charged-Off	3,442	2,417	1,903
Loans Charged-Off	(36,072)	(15,975)	(7,217)
Reclassification of Unfunded Reserve to Other Liability	(392)	-	-
Balance, End of Year	$43,999	$37,004	$18,066

Impaired Loans. Selected information pertaining to impaired loans, at December 31, is as follows:

	2009		2008
(Dollars in Thousands)	Valuation Balance	Valuation Allowance	Valuation Balance	Valuation Allowance
Impaired Loans:
With Related Credit Allowance	$83,986	$21,066	$68,705	$15,901
Without Related Credit Allowance	27,926	-	37,723	-

(Dollars in Thousands)	2009	2008	2007
Average Recorded Investment in Impaired Loans	$120,905	$80,827	$23,922

Interest Income on Impaired Loans
Recognized	$3,421	$1,708	$761
Collected in Cash	3,421	1,708	761

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reduction of principal.

Note 5
INTANGIBLE ASSETS

The Company had intangible assets of $88.8 million and $92.9 million at December 31, 2009 and December 31, 2008, respectively.  Intangible assets at December 31st, were as follows:
	2009		2008
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposits Intangibles	$47,176	$43,943	$47,176	$40,092
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,070	1,867	879
Total Intangible Assets	$133,854	$45,013	$133,854	$40,971

Net Core Deposit Intangibles.  As of December 31, 2009 and December 31, 2008, the Company had net core deposit intangibles of $3.2 million and $7.1 million, respectively.  Amortization expense for the 12 months of 2009, 2008 and 2007 was approximately $3.9 million, $5.5 million, and $5.6 million, respectively.  The estimated annual amortization expense (in millions) for the next three years is expected to be approximately $2.5, $0.5, and $0.2 per year.  All of our core deposit intangible assets will be fully amortized in January 2013.

Goodwill.  As of December 31, 2009 and December 31, 2008, the Company had goodwill of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of FASB ASC Topic 350.  On December 31, 2009, the Company performed its annual impairment review and concluded that no impairment adjustment was necessary.  The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill at December 31, 2009.  Such events include, but are not limited to, economic conditions, financial market conditions, and the Company’s market capitalization.

We have selected November 30, 2009 as the date to perform our annual impairment test.  The closing price per common share of our stock in the open market approximated 80% of book value, which was considered a possible indication of impairment.  We performed a valuation analysis utilizing a discounted cash flow model as well as change in control valuation data and concluded that our goodwill had suffered no impairment as of the review date.  In performing the analysis, we also considered the length of time our stock had traded under book value, as well as other factors unique to our institution, including the make-up of our balance sheet, capital ratios, market share, the various markets in which we conduct business, and profitability.  Bank stocks have traded in a relatively wide range during 2009 and our stock price has been more volatile during this period, and as such the rise and decline in our stock price has been partially attributable to general market factors affecting the banking industry as a whole.  We will continue to periodically test our goodwill for impairment during this period of economic and industry stress and uncertainty.  Significant changes to the estimates used in our analysis, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period.  A goodwill impairment represents a non-cash charge to our earnings and does not adversely affect the calculation of our risk based and tangible capital ratios.

Other.  As of December 31, 2009, the Company had a client relationship intangible, net of accumulated amortization, of $0.8 million.  This intangible asset was booked as a result of the March 2004 acquisition of trust client relationships from Synovus Trust Company.  Amortization expense for 2009 was $191,000.  Estimated annual amortization expense is $191,000 based on use of a 10-year useful life.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)	2009	2008
Land	$24,408	$24,289
Buildings	111,649	100,179
Fixtures and Equipment	54,493	56,493
Total	190,550	180,961
Accumulated Depreciation	(75,111)	(74,528)
Premises and Equipment, Net	$115,439	$106,433

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)	2009	2008
NOW Accounts	$899,649	$758,976
Money Market Accounts	373,105	324,646
Savings Accounts	122,370	115,261
Time Deposits	435,319	373,595
Total	$1,830,443	$1,572,478

At December 31, 2009 and 2008, $2.1 million and $2.9 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $33.6 million and $35.1 million at December 31, 2009 and 2008 respectively.

Time deposits in denominations of $100,000 or more totaled $154.1 million and $95.2 million at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)
2010	$378,009
2011	41,009
2012	12,689
2013	2,251
2014 and thereafter	1,361
Total	$435,319

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2009	2008	2007
NOW Accounts	$1,039	$7,454	$10,748
Money Market Accounts	1,288	5,242	13,666
Savings Accounts	60	121	280
Time Deposits < $100,000	5,362	10,199	13,990
Time Deposits > $100,000	2,836	4,290	6,003
Total	$10,585	$27,306	$44,687

Note 8
SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings
2009
Balance at December 31,	$8,350	$25,520	$1,972	(2
Maximum indebtedness at any month end	93,400	46,672	21,434
Daily average indebtedness outstanding	41,702	31,270	6,349
Average rate paid for the year	0.56%	0.08%	0.44%
Average rate paid on period-end borrowings	0.01%	0.18%	2.79%

2008
Balance at December 31,	$19,875	$40,868	$1,302	(2
Maximum indebtedness at any month end	36,700	40,868	14,087
Daily average indebtedness outstanding	19,777	32,433	8,971
Average rate paid for the year	1.58%	1.50%	3.93%
Average rate paid on period-end borrowings	0.56%	0.11%	0.41%

2007
Balance at December 31,	$7,550	$32,806	$12,775	(2
Maximum indebtedness at any month end	26,400	47,047	13,664
Daily average indebtedness outstanding	15,812	38,683	11,902
Average rate paid for the year	4.89%	4.11%	4.17%
Average rate paid on period-end borrowings	2.47%	3.32%	4.29%

(1)	Balances are fully collateralized by government treasury or agency securities held in the Company’s investment portfolio.

(2)
Includes FHLB debt and client tax deposit balances of $0.6 million and $1.4 million, respectively at December 31, 2009, $0.1million and $1.2 million, respectively at December 31, 2008, and $12.2 million and $0.6 million, respectively at December 31, 2007.

Note 9
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes.  At December 31, Federal Home Loan Bank advances included:

(Dollars in Thousands)	2009		2008
Due on October 19, 2009, fixed rate 3.69%	-		134	(1)
Due on November 10, 2010, fixed rate 4.72%	634	(1)	665
Due on December 31, 2010, fixed rate 3.85%	-		349
Due on September 08, 2011, fixed rate 3.65%	10,000		10,000
Due on December 18, 2012, fixed rate 4.84%	491		517
Due on March 13, 2013, fixed rate 3.55%	1,154		1,188
Due on March 18, 2013, fixed rate 3.31%	388		399
Due on March 18, 2013, fixed rate 6.37%	335		420
Due on April 17, 2013, fixed rate 3.42%	1,057		1,155
Due on April 17, 2013, fixed rate 3.50%	1,644		1,694
Due on May 15, 2013, fixed rate 3.81%	944		970
Due on May 15, 2013, fixed rate 3.81%	1,089		1,120
Due on June 17, 2013, fixed rate 3.85%	78		82
Due on June 17, 2013, fixed rate 3.53%	-		583
Due on June 17, 2013, fixed rate of 4.11%	1,529		1,597
Due on September 23, 2013, fixed rate 5.64%	509		622
Due on January 13, 2014, fixed rate 2.96%	1,600		-
Due on January 26, 2014, fixed rate 5.79%	996		1,067
Due on January 27, 2014, fixed rate 5.31%	1,497		1,571
Due on February 14, 2014, fixed rate 3.08%	1,066		-
Due on March 10, 2014, fixed rate 4,21%	-		435
Due on May 27, 2014, fixed rate 5.92%	279		334
Due on May 31, 2014, fixed rate 4.88%	1,968		2,357
Due on February 23, 2015, fixed rate 4.07%	712		725
Due on August 17, 2015, fixed rate 4.31%	541		586
Due on October 15, 2015, fixed rate 4.11%	714		745
Due on July 20, 2016, fixed rate 6.27%	779		897
Due on October 3, 2016, fixed rate 5.41%	205		235
Due on October 31, 2016, fixed rate 5.16%	456		522
Due on June 27, 2017, fixed rate 5.53%	525		595
Due on October 31, 2017, fixed rate 4.79%	653		736
Due on December 11, 2017, fixed rate 4.78%	583		656
Due on February 22, 2018, fixed rate 4.61%	1,386		1,425
Due on April 10, 2018, fixed rate 4.20%	1,196		1,217
Due on April 10, 2018, fixed rate 4.20%	993		1,010
Due on September 17, 2018, fixed rate 4.23%	2,896		2,925
Due on September 18, 2018, fixed rate 5.15%	420		468
Due on November 5, 2018, fixed rate 5.10%	3,072		3,222
Due on December 3, 2018, fixed rate 4.87%	442		492
Due on December 17, 2018, fixed rate 6.33%	1,214		1,310
Due on February 16, 2021, fixed rate 3.00%	693		736
Due on January 18, 2022, fixed rate 5.25%	915		926
Due on May 30, 2023, fixed rate 2.50%	817		858
Due on June 15, 2023, fixed rate 4.77%	450		483
Due on July 1, 2025, fixed rate 4.80%	3,095		3,294
Total Outstanding	$50,015		$51,322

(1)	$0.6 million is classified as short-term borrowings as of December 31, 2009 and $0.1million classified as short-term borrowings as of December 31, 2008.

Scheduled minimum future principal payments on FHLB advances at December 31, 2009 were as follows:

(Dollars in Thousands)
2010	$3,276	(1)
2011	12,766
2012	3,303
2013	9,266
2014	6,331
2015 and thereafter	15,073
Total	$50,015

(1)	$0.6 million is classified as short-term borrowings.

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

In November 2004, CCBG Capital Trust I issued $30.0 million of trust preferred securities which represent beneficial interest in the assets of the trust.  The interest payments are due quarterly at a fixed rate of 5.71% and effective January 2010 will adjust quarterly to LIBOR plus a margin of 1.90%.  The trust preferred securities will mature on December 31, 2034, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after December 31, 2009 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 31, June 30, September 30, and December 31 of each year.  CCBG Capital Trust I also issued $928,000 of common equity securities to CCBG.  The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $30.9 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

In May 2005, CCBG Capital Trust II issued $31.0 million of trust preferred securities which represent beneficial interest in the assets of the trust.  The interest payments are due quarterly at a fixed rate of 6.07% and effective June 2010 will adjust annually to LIBOR plus a margin of 1.80%.  The trust preferred securities will mature on June 15, 2035, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after May 20, 2010 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 15, June 15, September 15, and December 15 of each year.  CCBG Capital Trust II also issued $959,000 of common equity securities to CCBG.  The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $32.0 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods.  Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company is current on the interest payment obligations and has not executed the right to defer interest payments on the notes, however, pursuant to the Federal Reserve Resolutions, the Company must receive approval from the Federal Reserve before making any payments on the trust preferred securities.

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

Note 10
INCOME TAXES

The provision for income taxes reflected in the statements of operations is comprised of the following components:

(Dollars in Thousands)	2009	2008	2007
Current:
Federal	$2,340	$11,730	$13,603
State	417	510	280
Deferred:
Federal	(5,767)	(4,882)	(32)
State	(2,475)	(1,289)	(148)
Valuation Allowance	149	644	-
Total	$(5,336)	$6,713	$13,703

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2009	2008	2007
Tax Expense at Federal Statutory Rate	$(3,083)	$7,678	$15,185
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(1,533)	(1,663)	(1,630)
Change in Reserve for Uncertain Tax Position	687	-	-
State Taxes, Net of Federal Benefit	(1,337)	(506)	86
Other	(219)	560	62
Change in Valuation Allowance	149	644	-
Actual Tax Expense	$(5,336)	$6,713	$13,703

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2009 and 2008 are as follows:

(Dollars in Thousands)	2009	2008
Deferred Tax Assets attributable to:
Allowance for Loan Losses	$16,975	$14,276
Associate Benefits	297	385
Accrued Pension/SERP	9,685	14,127
Interest on Nonperforming Loans	2,971	2,247
State Net Operating Loss Carry Forwards	1,786	776
Intangible Assets	147	121
Core Deposit Intangible	3,144	2,569
Contingency Reserve	373	323
Accrued Expense	458	450
Leases	433	456
Other Real Estate Owned	4,136	482
Other	614	586
Total Deferred Tax Assets	$41,019	$36,798

Deferred Tax Liabilities attributable to:
Depreciation on Premises and Equipment	$4,492	$4,677
Deferred Loan Fees and Costs	4,413	3,897
Net Unrealized Gains on Investment Securities	749	796
Intangible Assets	2,219	1,919
Accrued Pension/SERP	6,850	7,080
Securities Accretion	9	15
Market Value on Loans Held for Sale	28	2
Other	-	-
Total Deferred Tax Liabilities	18,760	18,386
Valuation Allowance	793	644
Net Deferred Tax Assets	$21,466	$17,768

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of the holding company, will be realized.  Accordingly, a valuation allowance for the holding company’s separate state net operating loss carry-forward was recorded in 2008, and increased for the holding company’s additional state operating loss carry-forward generated in 2009.  At year-end 2009, the Company had state net operating loss carry-forwards of approximately $22.0 million, the majority of which expire in 2029.  The Company also had state tax credit carry-forwards of approximately $397,000 which expire at various dates from 2011 through 2014.

Changes in net deferred income tax assets were:

(Dollars in Thousands)	2009	2008
Balance at Beginning of Year	$17,768	$2,761
Income Tax (Expense) Benefit From Change in Pension Liability	(4,442)	10,163
Income Tax Benefit (Expense) From Change in Unrealized Losses on Available-for-Sale Securities	47	(683)
Deferred Income Tax Benefit on Continuing Operations	8,093	5,527
Balance at End of Year	$21,466	$17,768

The Company had unrecognized tax benefits at December 31, 2009, 2008, and 2007 of $4.6 million, $3.9 million, and $3.2 million, respectively, of which $3.0 million would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2009	2008	2007
Balance at January 1,	$3,916	$3,254	$2,021
Additions Based on Tax Positions Related to Prior Years	-	-	252
Decreases Based on Tax Positions Related to Prior Years	-	(252)	-
Addition Based on Tax Positions Related to Current Year	673	914	918
Balance at December 31, 2009	$4,589	$3,916	$3,254

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  The total amounts of interest and penalties recorded in the income statement for the years ended December 31, 2009, 2008, and 2007 were $250,000, $281,000 and $409,000, respectively.  The amounts accrued for interest and penalties at December 31, 2009 2008, and 2007 were $1.1 million, $834,000 and $553,000, respectively.

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2006.

Note 11
STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), "Share-Based Payment” (Revised) under the fair value method.

As of December 31, 2009, the Company had three stock-based compensation plans, consisting of the 2005 Associate Stock Incentive Plan ("ASIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for 2007 through 2009 was $0.2 million, $0.3 million, and $0.2 million, respectively.  The Company, under the terms and conditions of the ASIP, maintained a 2011 Incentive Plan, which was terminated in March 2008, and the Company reversed approximately $577,000 in related stock compensation expense in conjunction with the termination of the Company’s 2011 strategic initiative.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of restricted stock.  The Company, under the terms and conditions of the ASIP, created the 2009 Incentive Plan (“2009 Plan”), which has an award  tied to an internally established earnings goal for 2009.  The grant-date fair value of the shares eligible to be awarded in 2009 is approximately $718,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 53,795 shares are eligible for issuance.  There was no expense recognized for this plan in 2009 as results fell short of the earnings performance goal.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP.  To date, the Company has issued a total of 67,022 shares of common stock under the ASIP.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for 2009 or 2008 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of December 31, 2009 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	60,384	$32.79	$5.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2009	60,384	$32.79	$4.9	$-
Exercisable at December 31, 2009	60,384	$32.79	$4.9	$-

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  The DSPP has 93,750 shares reserved for issuance.  A total of 62,620 shares have been issued since the inception of the DSPP.  For 2009, the Company issued 19,300 shares under the DSPP and recognized approximately $26,000 in expense related to this plan.  For 2008, the Company issued 12,454 shares and recognized approximately $30,000 in expense related to the DSPP.  For 2007, the Company issued 12,128 shares and recognized approximately $33,000 in expense under the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 111,586 shares have been issued since inception of the ASPP.  For 2009, the Company issued 29,804 shares under the ASPP and recognized approximately $144,000 in expense related to this plan.  For 2008, the Company issued 21,970 shares and recognized approximately $125,000 in expense related to the ASPP.   For 2007, the Company issued 23,531 shares and recognized approximately $102,000 in expense under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $5.97 for 2009.  For 2008 and 2007, the weighted average fair value purchase right granted was $4.97 and $5.82, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2009	2008	2007
Dividend yield	3.7%	3.0%	2.1%
Expected volatility	67.5%	37.0%	25.5%
Risk-free interest rate	0.3%	2.6%	4.8%
Expected life (in years)	0.5	0.5	0.5

Note 12
EMPLOYEE BENEFIT PLANS

Pension Plan

The Company sponsors a noncontributory pension plan covering substantially all of its associates.  Benefits under this plan generally are based on the associate's total years of service and average of the five highest consecutive years of compensation during the ten years immediately preceding their departure.  The Company's general funding policy is to contribute amounts sufficient to meet minimum funding requirements as set by law and to ensure deductibility for federal income tax purposes.
The following table details on a consolidated basis the components of pension expense, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2009	2008	2007
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$79,607	$70,118	$68,671
Service Cost	5,593	5,351	4,903
Interest Cost	4,588	4,482	3,967
Actuarial (Gain)/Loss	(2,977)	4,038	(1,420)
Benefits Paid	(2,829)	(6,483)	(5,759)
Expenses Paid	(233)	(165)	(244)
Plan Change(1)	-	2,266	-
Projected Benefit Obligation at End of Year	$83,749	$79,607	$70,118

Accumulated Benefit Obligation at End of Year	$64,889	$56,368	$51,256

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$66,363	$75,653	$66,554
Actual Gain/(Loss) Return on Plan Assets	8,246	(14,642)	3,602
Employer Contributions	8,000	12,000	11,500
Benefits Paid	(2,829)	(6,483)	(5,759)
Expenses Paid	(233)	(165)	(244)
Fair Value of Plan Assets at End of Year	$79,547	$66,363	$75,653

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Assets	$-	$-	$5,535
Other Liabilities	4,202	13,245	-

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$23,224	$32,341	$8,622
Prior Service Cost	2,860	3,369	1,611

Components of Net Periodic Benefit Costs:
Service Cost	$5,593	$5,351	$4,903
Interest Cost	4,588	4,482	3,967
Expected Return on Plan Assets	(5,060)	(5,921)	(5,083)
Amortization of Prior Service Costs	509	509	301
Recognized Net Actuarial Loss	2,954	882	1,039
Net Periodic Benefit Cost	$8,584	$5,303	$5,127

Assumptions:
Weighted-average used to determine benefit obligations:
Discount Rate	5.75%	6.00%	6.25%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	4.50%	5.50%	5.50%
Measurement Date	12/31/09	12/31/08	12/31/07

Weighted-average used to determine net cost:
Discount Rate	6.00%	6.25%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	5.50%	5.50%	5.50%

(1) In 2008, the employee benefits plan was amended to include stock as plan compensation.

Other Comprehensive Income.  The estimated amounts (dollars in thousands) that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows:

Actuarial Loss	$2,123
Prior Service Cost	509
Total	$2,632

Return on Plan Assets.  The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets.  The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.  The Company assumed that 65% of its portfolio would be invested in equity securities, with the remainder invested in debt securities and/or cash equivalents.

Plan Assets. The Company’s pension plan asset allocation at year-end 2009 and 2008, and the target asset allocation for 2010 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2010	2009	2008
Equity Securities	65%	45%	39%
Debt Securities	30%	26%	26%
Cash Equivalent	5%	29%	35%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

The major categories of assets in the Company’s pension plan as of year-end are presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value Measurements).

(Dollars in Thousands)	2009	2008
Level 1:
U.S. Treasury	$5,375	$4,189
Common Stocks	9,469	6,464
Mutual Funds	30,795	33,568
Cash and Cash Equivalents	21,756	12,159

Level 2:
U.S. Government Agencies and Corporations	12,152	9,449

Total fair value of plan assets	$79,547	$65,829

Expected Benefit Payments.  As of December 31, 2009, expected benefit payments related to the defined benefit pension plan were as follows:

2010	$2,967,094
2011	3,865,783
2012	4,629,786
2013	5,474,838
2014	6,571,039
2015 through 2019	40,737,804
Total	$64,246,344

Contributions.  The following table details the amounts contributed to the pension plan in 2009 and 2008, and the expected amount to be contributed in 2010.

(Dollars in Thousands)	2009	2008	Expected Range of Contribution 2010(1)
Actual Contributions	$ 8,000	$ 12,000	$ 6,000 - $12,000

(1)	Estimate reflects the Company’s best estimate given historical funding practice and the 2010 minimum ($6.0 million) and maximum ($45.0 million) allowable contribution.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan ("SERP") covering selected executive officers.  Benefits under this plan generally are based on the same service and compensation as used for the pension plan, except the benefits are calculated without regard to the limits set by the Internal Revenue Code on compensation and benefits.  The net benefit payable from the SERP is the difference between this gross benefit and the benefit payable by the pension plan.

The following table details the components of the SERP’s periodic benefit cost, the funded status of the plan, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2009	2008	2007
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$5,033	$3,706	$4,018
Service Cost	20	31	83
Interest Cost	178	287	208
Actuarial Gain	(2,057)	(180)	(603)
Plan Change(1)	-	1,190	-
Projected Benefit Obligation at End of Year	$3,174	$5,034	$3,706

Accumulated Benefit Obligation at End of Year	$2,889	$2,899	$2,603

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Liabilities	$3,174	$5,034	$3,706

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Gain	$(1,854)	$(148)	$(3)
Prior Service Cost	874	1,055	44

Components of Net Periodic Benefit Costs:
Service Cost	$20	$31	$83
Interest Cost	178	287	208
Amortization of Prior Service Cost	180	180	7
Recognized Net Actuarial (Gain)Loss	(350)	(36)	8
Net Periodic Benefit Cost	$28	$462	$306

Assumptions:
Weighted-average used to determine the benefit obligations:
Discount Rate	5.75%	6.00%	6.25%
Rate of Compensation Increase	4.50%	5.50%	5.50%
Measurement Date	12/31/09	12/31/08	12/31/07

Weighted-average used to determine the net cost:
Discount Rate	6.00%	6.25%	6.00%
Rate of Compensation Increase	5.50%	5.50%	5.50%

(1)	In 2008, the SERP plan was amended to include stock as plan compensation.

Expected Benefit Payments. As of December 31, 2009, expected benefit payments related to the SERP were as follows:

2010	$217,590
2011	251,160
2012	273,567
2013	267,543
2014	399,901
2015 through 2019	1,651,556
Total	$3,061,317

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2009, 2008, and 2007, the Company made matching contributions of $355,000, $349,000 and $299,000, respectively.  The participant may choose to invest their contributions into twenty-four investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  These shares have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2009, 2008 and 2007.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)	2009	2008	2007
Numerator:
Net (Loss) Income	$(3,471)	$15,225	$29,683

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,044	17,141	17,909
Effects of Dilutive Securities Stock Compensation Plans	1	6	3

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,045	17,147	17,912

Basic (Loss) Earnings Per Share	$(0.20)	$0.89	$1.66

Diluted (Loss) Earnings Per Share	$(0.20)	$0.89	$1.66

Stock options for 23,138 and 37,246 shares of common stock related to awards earned in 2003 and 2004, respectively, were not considered in computing diluted earnings per common share for 2009, 2008 and 2007 because they were anti-dilutive.

Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items.  The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.  As of December 31, 2009, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2009 and December 31, 2008 are as follows:

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars inThousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tier I Capital:
CCBG	$257,108	12.76%	$81,370	4.00%	*	*
CCB	238,433	11.86%	81,194	4.00%	121,791	6.00%

Total Capital:
CCBG	284,423	14.11%	162,740	8.00%	*	*
CCB	263,806	13.12%	162,388	8.00%	202,985	10.00%

Tier I Leverage:
CCBG	257,108	10.39%	81,370	4.00%	*	*
CCB	238,433	9.66%	81,194	4.00%	101,493	5.00%

As of December 31, 2008:
Tier I Capital:
CCBG	$271,767	13.34%	$81,948	4.00%	*	*
CCB	269,812	13.27%	81,762	4.00%	122,643	6.00%

Total Capital:
CCBG	299,263	14.69%	163,895	8.00%	*	*
CCB	295,362	14.53%	163,524	8.00%	204,405	10.00%

Tier I Leverage:
CCBG	271,767	11.51%	81,948	4.00%	*	*
CCB	269,812	11.45%	81,762	4.00%	102,202	5.00%

*	Not applicable to bank holding companies.

Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company’s retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years.  In addition, pursuant to the Federal Reserve Resolutions, the Bank must receive prior approval from the Federal Reserve before declaring or paying any dividends.  Under these guidelines and restrictions, the Bank must receive  approval from its regulators to issue and declare any further dividends to CCBG.  In addition, CCBG must receive approval from the Federal Reserve to pay any dividends to its shareowners.

Note 16
RELATED PARTY INFORMATION

Related Party Loans.  At December 31, 2009 and 2008, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $23.2 million and $20.7 million, respectively.  During 2009, $31.5 million in new loans were made and repayments totaled $29.0 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2009	2008		2007
Noninterest Income:
Merchant Fee Income	$2,359	$5,548		$7,257
Interchange Commission Fees	4,432	4,165		3,757
ATM/Debit Card Fees	3,515	2,988		2,692
Retail Brokerage Fees	2,655	2,399		2,510

Noninterest Expense:
Maintenance Agreements - FF&E	3,225	3,506		3,684
Legal Fees	3,975	2,240		1,739
Professional Fees	4,501	4,083		3,855
Interchange Fees	1,929	4,577		6,118
Telephone	2,227	2,522		2,373
Advertising	3,285	3,609		3,742
Processing Services	3,591	3,921		3,278
FDIC Insurance Fees	4,616	835	(1)	240	(1)
Printing and Supplies	1,882	1,977	(1)	2,124	(1)
Other Real Estate Owned	6,843	1,120	(1)	159	(1)

(1)	Less than 1% of the appropriate threshold.

Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of December 31, 2009, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Thousands)	Amount
Commitments to Extend Credit(1)	$326,170
Standby Letters of Credit	$13,219

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $1.5 million in 2009, $1.5 million in 2008, and $1.5 million in 2007.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2009, are as follows (dollars in millions): 2010, $1.3; 2011, $0.6; 2012, $0.6;  2013, $0.5; 2014, $0.4; thereafter, $4.7.

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

In October 2008 and July 2009, Visa Inc. funded additional amounts of $1.096 billion and $700 million, respectively, into the litigation escrow account to fund the settlement of the Discover Financial Services litigation and additional pending litigation, which in effect reduced the exchange ratio for the Company’s Class B shares of Visa Inc.  While the Company could be required to separately fund its proportionate share of any Covered Litigation losses, it is expected that this litigation escrow account will be used to pay all or a substantial amount of the losses.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2009
Securities available for sale:
US Treasury	$22,445	$-	$-	$22,444
U.S. Government Agencies and Corporations	-	-	-	-
State and Political Subdivisions	3,709	103,841	-	107,550
Mortgage-Backed Securities	-	34,143	-	34,143
Other Securities	-	-	-	-

2008
Securities available for sale:
US Treasury	29,672	-	-	29,672
U.S. Government Agencies and Corporations	-	33,842	-	33,842
State and Political Subdivisions	2,698	98,864	-	101,562
Mortgage-Backed Securities	-	13,504	-	13,504
Other Securities			1,107	1,107

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs:

(Dollars in Thousands)	2009	2008
Balance, Beginning of year	$1,107	$1,061
Temporary impairment included in other comprehensive income	(807)
Other than temporary credit impairment realized in earnings	(300)
Balance, End of year	$-	$1,107

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2009.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $111.9 million, with a valuation allowance of $21.1 million, resulting in an additional provision for loan losses of $5.2 million for the year ended December 31, 2009.

Loans Held for Sale.  Loans held for sale of $7.9 million, which are carried at the lower of cost or fair value, are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a level 2 fair value measurement.

Other Real Estate Owned.  During the 12 months of 2009, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $44.0 million during the 12 months ended December 31, 2009.  The Company recognized subsequent losses totaling $4.7 million for foreclosed assets that were re-valued during the 12 months ended December 31, 2009.  The carrying value of foreclosed assets was $36.1 million at December 31, 2009.

Effective January 1, 2008, the Company adopted the provisions of ASC 825-10 (Formerly SFAS No. 159), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of ASC 320-10 (Formerly FASB Statement No. 115)." ASC 825-10 permits the Company to choose to measure eligible items at fair value at specified election dates.  Changes in fair value on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) is applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied only to entire instruments and not to portions of instruments.  Adoption of ASC 825-10 on January 1, 2008 did not have a significant impact on the Company’s financial statements because the Company did not elect fair value measurement under ASC 825-10.

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

The methods and assumptions used to estimate the fair value of the Company’s other financial instruments are as follows:

Loans - The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates that reflect the credit and interest rate risks inherent in each loan category.  The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.

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

The Company’s financial instruments that have estimated fair values are presented below:

	At December 31,
	2009		2008
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$57,877	$57,877	$88,143	$88,143
Short-Term Investments	276,416	276,416	6,806	6,806
Investment Securities	176,673	176,673	191,569	191,569
Loans, Net of Allowance for Loan Losses	1,871,941	1,851,699	1,920,793	1,915,887
Total Financial Assets	$2,382,907	$2,362,665	$2,207,311	$2,202,405

Financial Liabilities:
Deposits	$2,258,234	$2,258,899	$1,992,174	$1,960,361
Short-Term Borrowings	35,841	34,209	62,044	61,799
Subordinated Notes Payable	62,887	62,569	62,887	63,637
Long-Term Borrowings	49,380	51,509	51,470	57,457
Total Financial Liabilities	$2,406,342	$2,407,186	$2,168,575	$2,143,254

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2009	2008	2007
OPERATING INCOME
Income Received from Subsidiary Bank:
Dividends	$35,000	$16,655	$49,207
Overhead Fees	3,209	3,209	3,532
Other Income	121	184	164
Total Operating Income	38,330	20,048	52,903

OPERATING EXPENSE
Salaries and Associate Benefits	1,694	1,341	1,812
Interest on Long-Term Debt	-	35	-
Interest on Subordinated Notes Payable	3,730	3,735	3,730
Professional Fees	999	978	787
Advertising	202	244	260
Legal Fees	176	213	375
Other	813	620	621
Total Operating Expense	7,614	7,166	7,585
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	30,716	12,882	45,318
Income Tax Benefit	(1,430)	(737)	(1,429)
Income Before Equity in Undistributed Earnings of Subsidiary Bank	32,146	13,619	46,747
Equity in Undistributed Earnings of Subsidiary Bank	(35,617)	1,606	(17,064)
Net (Loss) Income	$(3,471)	$15,225	$29,683

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2009	2008
ASSETS
Cash and Due From Subsidiary Bank	$20,425	$950
Investment in Subsidiary Bank	314,946	343,603
Other Assets	2,265	2,689
Total Assets	$337,636	$347,242

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	6,850	5,525
Total Liabilities	$69,737	$68,412

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,036,407 and 17,126,997 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	170	171
Additional Paid-In Capital	36,099	36,783
Retained Earnings	246,460	262,890
Accumulated Other Comprehensive Loss, Net of Tax	(14,830)	(21,014)
Total Shareowners' Equity	267,899	278,830
Total Liabilities and Shareowners' Equity	$337,636	$347,242

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(3,471)	$15,225	$29,683
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	35,617	(1,606)	17,064
Non-Cash Compensation	-	62	238
Increase in Other Assets	(528)	254	(152)
Increase in Other Liabilities	1,325	210	222
Net Cash Provided by Operating Activities	32,943	14,145	47,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Investment in:
Purchase of held-to-maturity and available-for-sale securities	-	-	(1,000)
Increase in Investment in Bank Subsidiary	-	-	1,466
Net Cash Used in Investing Activities	-	-	466

CASH FROM FINANCING ACTIVITIES:
Payment of Dividends	(12,959)	(12,630)	(12,823)
Repurchase of Common Stock	(1,561)	(2,414)	(43.233)
Issuance of Common Stock	1,052	891	572
Net Cash (Used in) Provided by Financing Activities	(13,468)	(14,153)	(55,484)

Net Increase (Decrease) in Cash	19,475	(8)	(7,963)
Cash at Beginning of Period	950	958	8,921
Cash at End of Period	$20,425	$950	$958

Note 21
COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130) requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Total comprehensive income is reported in the accompanying statements of changes in shareowners’ equity.  Information related to net comprehensive income (loss) is as follows:

(Dollars in Thousands)	2009	2008	2007
Other Comprehensive Income (Loss):
Securities available for sale:
Change in net unrealized gain, net of tax benefit of $460 and a tax expense of $683 and $616	$(888)	$1,230	$1,080
Retirement plans:
Change in funded status of defined benefit pension plan and SERP, net of tax expense $4,441, tax benefit of $10,613, and tax expense of $830	7,072	(16,179)	1,166
Net Other Comprehensive Gain (Loss)	$6,184	$(14,949)	$2,246

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

Net unrealized gain on securities available for sale	$588	$1,476	$246
Net unfunded liability for defined benefit pension plan and SERP	(15,418)	(22,490)	(6,311)
	$(14,830)	$(21,014)	$(6,065)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2009.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2009, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2009, as stated in its attestation report, which is included herein on page 95.

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

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of  Management on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated statements of financial condition of Capital City Bank Group, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Capital City Bank Group, Inc. and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 4, 2010

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 20, 2010.

Item 11.	Executive Compensation

Incorporated herein by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 20, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

Equity Compensation Plan Information

Our 2005 Associate Incentive Plan, 2005 Associate Stock Purchase Plan, and 2005 Director Stock Purchase Plan were approved by our shareowners.  The following table provides certain information regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	60,384(1)	$32.79	1,321,272(2)

Equity Compensation Plans Not Approved by Securities Holders	--	--	--
Total	60,384	$32.79	1,321,272

(1)	Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated 1996 Associate Incentive Plan.

(2)
Consists of 807,978 shares available for issuance under our 2005 Associate Incentive Plan, 482,164 shares available for issuance under our 2005 Associate Stock Purchase Plan, and 31,130 shares available for issuance under our 2005 Director Stock Purchase Plan.  Of these plans, the only plan under which options may be granted in the future is our 2005 Associate Incentive Plan.

For additional information about our equity compensation plans, see Stock Based Compensation in Note 11 in the Notes to the Consolidated Financial Statements.

The other information required by Item 11 is incorporated herein by reference to the section entitled “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 20, 2010.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Procedures for Review, Approval, or Ratification of Related Person Transactions” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 20, 2010.

Item 14.                      Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 20, 2010.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.      Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition at the End of Fiscal Years 2009 and 2008
Consolidated Statements of Operations for Fiscal Years 2009, 2008, and 2007
Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2009, 2008, and 2007
Consolidated Statements of Cash Flows for Fiscal Years 2009, 2008, and 2007
Notes to Consolidated Financial Statements
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

10.8	Form of Participant Agreement for 2008 Stock-Based Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 6/5/08) (No. 0-13358).

10.9	Form of Participant Agreement for 2009 Stock-Based Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 6/30/09) (No. 0-13358).

11	Statement re Computation of Per Share Earnings.*

14
Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21	Capital City Bank Group, Inc. Subsidiaries – incorporated herein by reference to Exhibit 21 of the Registrant’s Form 10-K (filed 3/13/09) (No. 0-13358).

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
Information required to be presented in Exhibit 11 is provided in Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.

**	Filed electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 4, 2010, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 4, 2010 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:

/s/ DuBose Ausley	/s/ L. McGrath Keen, Jr.
DuBose Ausley	L. McGrath Keen, Jr.

/s/ Thomas A. Barron	/s/ Lina S. Knox
Thomas A. Barron	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis, III
Frederick Carroll, III	Henry Lewis, III

/s/ J. Everitt Drew	/s/ William G. Smith, Jr.
J. Everitt Drew	William G. Smith, Jr.

/s/ John K. Humphress
John K. Humphress

                                                100