Form 10-Q
period 2010-03-31
CAPITAL CITY BANK GROUP INC
filed 2010-05-07
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

At April 30, 2010, 17,063,126 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2010

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

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

PART I.      FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(Dollars In Thousands, Except Share Data)	March 31, 2010	December 31, 2009
ASSETS
Cash and Due From Banks	$52,615	$57,877
Federal Funds Sold and Interest Bearing Deposits	293,413	276,416
Total Cash and Cash Equivalents	346,028	334,293

Investment Securities, Available-for-Sale	217,606	176,673

Loans, Net of Unearned Interest	1,851,621	1,915,940
Allowance for Loan Losses	(41,198)	(43,999)
Loans, Net	1,810,423	1,871,941

Premises and Equipment, Net	117,055	115,439
Goodwill	84,811	84,811
Other Intangible Assets	3,320	4,030
Other Real Estate Owned	46,444	36,134
Other Assets	89,416	85,003
Total Assets	$2,715,103	$2,708,324

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$446,855	$427,791
Interest Bearing Deposits	1,836,085	1,830,443
Total Deposits	2,282,940	2,258,234

Short-Term Borrowings	18,900	35,841
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	50,679	49,380
Other Liabilities	37,738	34,083
Total Liabilities	2,453,144	2,440,425

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,063,123 and 17,036,407 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	171	170
Additional Paid-In Capital	36,816	36,099
Retained Earnings	239,755	246,460
Accumulated Other Comprehensive Loss, Net of Tax	(14,783)	(14,830)
Total Shareowners' Equity	261,959	267,899
Total Liabilities and Shareowners' Equity	$2,715,103	$2,708,324

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	Three Months Ended
(Dollars in Thousands, Except Per Share Data)	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$26,992	$29,537
Investment Securities:
U.S. Treasuries	103	162
U.S. Government Agencies	320	530
States and Political Subdivisions	490	737
Other Securities	77	84
Federal Funds Sold	172	3
Total Interest Income	28,154	31,053

INTEREST EXPENSE
Deposits	2,938	2,495
Short-Term Borrowings	17	68
Subordinated Notes Payable	651	927
Other Long-Term Borrowings	526	568
Total Interest Expense	4,132	4,058

NET INTEREST INCOME	24,022	26,995
Provision for Loan Losses	10,740	8,410
Net Interest Income After Provision For Loan Losses	13,282	18,585

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,628	6,698
Data Processing	900	870
Asset Management Fees	1,020	970
Securities Transactions	5	-
Mortgage Banking Fees	508	584
Bank Card Fees	2,840	2,877
Other	2,066	2,043
Total Noninterest Income	13,967	14,042

NONINTEREST EXPENSE
Salaries and Associate Benefits	16,779	17,237
Occupancy, Net	2,408	2,345
Furniture and Equipment	2,181	2,338
Intangible Amortization	710	1,011
Other	11,306	9,326
Total Noninterest Expense	33,384	32,257

(LOSS) INCOME BEFORE INCOME TAXES	(6,135)	370
Income Tax Benefit	(2,672)	(280)

NET (LOSS) INCOME	$(3,463)	$650

Basic Net Income Per Share	$(0.20)	$0.04
Diluted Net Income Per Share	$(0.20)	$0.04

Average Basic Shares Outstanding	17,057,061	17,109,228
Average Diluted Shares Outstanding	17,069,550	17,130,810

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

Balance, December 31, 2009	17,036,407	$170	$36,099	$246,460	$(14,830)	$267,899
Comprehensive Income:
Net Loss	-	-	-	(3,463)	-	(3,463)
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	47	47
Total Comprehensive Income	-	-	-			(3,416)
Cash Dividends ($.1900 per share)	-	-	-	(3,242)	-	(3,242)
Stock Performance Plan Compensation	-	-	358	-	-	358
Issuance of Common Stock	26,716	1	359	-	-	360

Balance, March 31, 2010	17,063,123	$171	$36,816	$239,755	$(14,783)	$261,959

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(3,463)	$650
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	10,740	8,410
Depreciation	1,689	1,678
Net Securities Amortization	689	455
Amortization of Intangible Assets	710	1,011
Gain on Securities Transactions	(5)	-
Origination of Loans Held-for-Sale	(22,089)	(41,171)
Proceeds From Sales of Loans Held-for-Sale	23,963	37,314
Net Gain From Sales of Loans Held-for-Sale	(508)	(584)
Non-Cash Compensation	358	(11)
Decrease (Increase) in Deferred Income Taxes	2,251	(1,321)
Net Decrease (Increase) in Other Assets	4,218	(6,244)
Net (Decrease) Increase in Other Liabilities	(2,049)	13,377
Net Cash Provided By Operating Activities	16,504	13,564

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(69,842)	(24,755)
Sales	505	1,067
Payments, Maturities, and Calls	27,379	19,443
Net Decrease (Increase) in Loans	34,312	(17,762)
Purchase of Premises & Equipment	(3,304)	(2,507)
Proceeds From Sales of Premises & Equipment	-	2
Net Cash Used In Investing Activities	(10,950)	(24,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Deposits	24,706	(2,384)
Net (Decrease) Increase in Short-Term Borrowings	(16,941)	6,151
Increase in Other Long-Term Borrowings	2,429	2,666
Repayment of Other Long-Term Borrowings	(1,131)	(691)
Dividends Paid	(3,242)	(3,253)
Repurchase of Common Stock	-	(1,561)
Issuance of Common Stock	360	629
Net Cash Provided by Financing Activities	6,181	1,557

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,735	(9,391)

Cash and Cash Equivalents at Beginning of Period	334,293	94,949
Cash and Cash Equivalents at End of Period	$346,028	$85,558

Supplemental Disclosure:
Interest Paid on Deposits	$2,937	$2,773
Interest Paid on Debt	$1,192	$1,558
Taxes Paid	$166	$53
Loans Transferred to Other Real Estate Owned	$15,100	$3,147
Issuance of Common Stock as Non-Cash Compensation	$359	$154
Transfer of Current Portion of Long-Term Borrowings	$8	-

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

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Prior period financial statements have been reformatted and amounts reclassified, as necessary, to conform with the current presentation.  The Company and its subsidiary follow accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry.  The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements which are included in the 2009 Form 10-K.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition.  The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2010
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$75,471	$152	$-	$75,623
States and Political Subdivisions	93,481	777	39	94,219
Residential Mortgage-Backed Securities	34,423	822	17	35,228
Other Securities(1)	13,236	-	700	12,536
Total Investment Securities	$216,611	$1,751	$756	$217,606

	December 31, 2009
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$22,270	$174	$-	$22,444
States and Political Subdivisions	106,455	1,166	71	107,550
Residential Mortgage-Backed Securities	33,375	798	30	34,143
Other Securities(1)	13,236	-	700	12,536
Total Investment Securities	$175,336	$2,138	$801	$176,673

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $7.7 million and $4.8 million, respectively, at March 31, 2010, and $7.7 million and $4.8 million, respectively, at December 31, 2009.

Securities with an amortized cost of $64.7 million and $62.9 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of March 31, 2010, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$72,122	$72,727
Due after one through five years	131,038	132,121
Due after five through ten years	215	222
Due over ten years	-	-
No Maturity	12,536	12,536
Total Investment Securities	$215,911	$217,606

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at March 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

			March 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$19,384	$-	$-	$-	$19,384	$-
U.S. Government Agencies and Corporations	-	-	-	-	-	-
States and Political Subdivisions	4,134	39	-	-	4,134	39
Mortgage-Backed Securities	3,367	12	2,335	5	5,702	17
Other Securities	700	700	-	-	700	700
Total Investment Securities	$27,585	$751	$2,335	$5	$29,920	$756

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to: 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for recovery in the fair value above amortized cost.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies have occurred, regulatory issues, and analysts’ reports.

At March 31, 2010, the Company had securities of $217.6 million with net unrealized gains of $1.0 million on these securities.  Approximately $29.2 million of the investment securities have an unrealized loss totaling $756,000.  All positions except one have been in a loss position for less than 12 months.  These positions consist of municipal bonds pre-refunded with U.S. Government securities, GNMA mortgage-backed securities which carry the full faith and credit of the U.S. Government, and U.S. Treasury securities.  These positions are not considered impaired, and are expected to mature at par or better.  Approximately $0.7 million of the unrealized loss is related to one bank preferred stock issue that maintained a zero book value as of March 31, 2010.  During the fourth quarter of 2009, the company recorded $0.3 million in credit impairment for this security.  No additional impairment was recorded during the first quarter of 2010, but the Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009
Commercial, Financial and Agricultural	$169,766	$189,061
Real Estate-Construction	79,145	111,249
Real Estate-Commercial	729,011	716,791
Real Estate-Residential(1)	395,802	408,578
Real Estate-Home Equity	245,185	246,722
Real Estate-Loans Held-for-Sale	5,218	7,891
Consumer	227,494	235,648
Loans, Net of Unearned Interest	$1,851,621	$1,915,940

(1)	Includes loans in process with outstanding balances of $7.1 million and $10.7 million for March 31, 2010 and December 31, 2009, respectively.

Net deferred fees included in loans at March 31, 2010 and December 31, 2009 were $1.9 million and $2.0 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month periods ended March 31 was as follows:

(Dollars in Thousands)	2010	2009
Balance, Beginning of Period	$43,999	$37,004
Provision for Loan Losses	10,740	8,410
Recoveries on Loans Previously Charged-Off	893	1,029
Loans Charged-Off	(14,429)	(6,271)
Reclassification of Unfunded Reserve to Other Liability	(5)	-
Balance, End of Period	$41,198	$40,172

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$98,876	$17,566	$83,986	$21,066
Without Related Valuation Allowance	22,511	-	27,926	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $88.1 million and $88.8 million at March 31, 2010 and December 31, 2009, respectively.  Intangible assets were as follows:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$44,605	$47,176	$43,943
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,118	1,867	1,070
Total Intangible Assets	$133,854	$45,723	$133,854	$45,013

Net Core Deposit Intangibles:  As of March 31, 2010 and December 31, 2009, the Company had net core deposit intangibles of $2.6 million and $3.2 million, respectively.  Amortization expense for the first three months of 2010 and 2009 was approximately $0.7 million and $1.8 million, respectively.  Estimated annual amortization expense for 2010 is $2.5 million.

Goodwill:  As of March 31, 2010 and December 31, 2009, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Accounting Standards Codification (“ASC”) 350-20-35-1 (Formerly Statement of Financial Accounting Standards (“SFAS”) No. 142), “Goodwill and Other Intangible Assets.”

The Company’s stock price traded under book value for the first quarter of 2010 and as such a review was performed to determine if this impairment indicator required analysis as required by ASC 350.  The Company determined that at March 31, 2010, no further analysis was required and that the carrying value of its goodwill was recoverable and no impairment existed.

Other:  As of March 31, 2010 and December 31, 2009, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.7 million and $0.8 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first three months of 2010 and 2009 was approximately $48,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at March 31, 2010 and December 31, 2009 was as follows:

(Dollars in Thousands)	March 31, 2010	December 31, 2009
NOW Accounts	$890,570	$899,649
Money Market Accounts	376,091	373,105
Savings Deposits	130,936	122,370
Other Time Deposits	438,488	435,319
Total Interest Bearing Deposits	$1,836,085	$1,830,443

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), "Share-Based Payment” (Revised) under the fair value method.

As of March 31, 2010, the Company had three stock-based compensation plans, consisting of the 2005 Associate Stock Incentive Plan ("ASIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the three months ended March 31, 2010 and 2009 was $390,000 and $184,000, respectively.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of performance shares.  The Company, under the terms and conditions of the ASIP, created the 2010 Incentive Plan (“2010 Plan”), which has an award tied to an internally established earnings goal for 2010.  The grant-date fair value of the shares eligible to be awarded in 2010 is approximately $913,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 58,648 shares are eligible for issuance.  For the first three months of 2010, the Company recognized approximately $357,000 in expense related to the ASIP.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP.  To date, the Company has issued a total of 67,031 shares of common stock under the ASIP.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for the first three months of 2010 and 2009 as results fell short of the earnings performance goal.

A summary of the status of the Company’s option shares as of March 31, 2010 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	60,384	$32.79	4.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2010	60,384	$32.79	4.6	$-
Exercisable at March 31, 2010	60,384	$32.79	4.6	$-

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 71,037 shares have been issued since the inception of the DSPP.  For the first three months 2010, the Company recognized approximately $8,500 in expense related to this plan.  For the first three months of 2009, the Company recognized approximately $8,700 in expense related to the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 129,876 shares have been issued since inception of the ASPP.  For the first three months of 2010, the Company recognized approximately $24,000 in expense related to the ASPP plan compared to approximately $30,000 in expense for the same period in 2009.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2010	2009

Discount Rate	5.75%	6.00%
Long-Term Rate of Return on Assets	8.00%	8.00%

Service Cost	$1,525	$1,525
Interest Cost	1,175	1,200
Expected Return on Plan Assets	(1,525)	(1,275)
Prior Service Cost Amortization	125	125
Net Loss Amortization	525	750
Net Periodic Benefit Cost	$1,825	$2,325

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2010	2009

Discount Rate	5.75%	6.0%

Service Cost	$-	$5
Interest Cost	42	74
Prior Service Cost Amortization	45	45
Net Gain Amortization	(85)	(5)
Net Periodic Benefit Cost	$2	$119

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of March 31, 2010, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$351
Standby Letters of Credit	$14

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

Commitments to extend credit are agreements to lend to clients so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Contingencies.  The Company is a party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A believes that its member banks are required to indemnify Visa U.S.A. for potential future settlement of certain litigation (the “Covered Litigation”).  As of March 31, 2010, the Company had approximately $0.8 million accrued for the contingent liability related to Covered Litigation.  The Company could be required to separately fund its proportionate share of any Covered Litigation losses, however, it is expected that all or a substantial amount of future settlements will be funded by a litigation escrow account established by Visa Inc.

NOTE 10 - COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130), requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive (loss) income totaled ($3.4 million) for the three months ended March 31, 2010 and $0.9 million for the comparable period in 2009.  The Company’s comprehensive income consists of net (loss) income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  The after-tax increase in net unrealized gains on securities totaled approximately $47,000 for the three months ended March 31, 2010.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the same comparable periods.  As of March 31, 2010, total accumulated other comprehensive loss (net of taxes) totaled $14.8 million consisting of a pension liability of $15.4 million and an unrealized gain on investment securities of $0.6 million.  For the three month period ended March 31, 2010, there was no change in the Company’s pension liability as this liability is adjusted on an annual basis at December 31st.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2010
Securities available for sale:
US Treasury	$75,623	$-	$-	$75,623
States and Political Subdivisions	4,781	89,438	-	94,219
Residential Mortgage-Backed Securities	-	35,228	-	35,228

December 31, 2009
Securities available for sale:
US Treasury	22, 444	-	-	22,444
States and Political Subdivisions	3,709	103,841	-	107,550
Residential Mortgage-Backed Securities	-	34,143	-	34,143

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2010.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 2 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $121.4 million, with a valuation allowance of $17.6 million, resulting in an additional provision for loan losses of $3.5 million for the three month period ended March 31, 2010.

Loans Held for Sale.  Loans held for sale were $5.2 million as of March 31, 2010.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first three months of 2010, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $15.1 million during the three months ended March 31, 2010.  In addition, the Company recognized subsequent losses totaling $1.5 million for foreclosed assets that were re-valued during the three months ended March 31, 2010.  The carrying value of foreclosed assets was $46.4 million at March 31, 2010.

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
A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s 2009 Form 10-K.

The Company’s financial instruments that have estimated fair values are presented below:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$52,615	$52,615	$57,877	$57,877
Short-Term Investments	293,413	293,413	276,416	276,416
Investment Securities	217,606	217,606	176,673	176,673
Loans, Net of Allowance for Loan Losses	1,810,423	1,761,570	1,871,941	1,851,699
Total Financial Assets	$2,374,057	$2,325,204	$2,382,907	$2,362,665

Financial Liabilities:
Deposits	$2,282,940	$2,284,902	$2,258,234	$2,258,899
Short-Term Borrowings	18,900	18,083	35,841	34,209
Subordinated Notes Payable	62,887	62,866	62,887	62,569
Long-Term Borrowings	50,679	52,976	49,380	51,509
Total Financial Liabilities	$2,415,406	$2,418,827	$2,406,342	$2,407,186

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 12 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  ASU 2009-17 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU  No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.”  The new authoritative accounting guidance amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASU 2009-16 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)
	2010	2009				2008
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third(1)	Second
Summary of Operations:
Interest Income	$28,154	$29,756	$30,787	$31,180	$31,053	$33,229	$34,654	$36,260
Interest Expense	4,132	4,464	4,235	4,085	4,058	5,482	7,469	8,785
Net Interest Income	24,022	25,292	26,552	27,095	26,995	27,747	27,185	27,475
Provision for Loan Losses	10,740	10,834	12,347	8,426	8,410	12,497	10,425	5,432
Net Interest Income After Provision for Loan Losses	13,282	14,458	14,205	18,669	18,585	15,250	16,760	22,043
Noninterest Income	13,967	14,411	14,304	14,634	14,042	13,311	20,212	15,718
Noninterest Expense	33,384	35,313	31,615	32,930	32,257	31,002	29,916	30,756
(Loss) Income Before Income Taxes	(6,135)	(6,444)	(3,106)	373	370	(2,441)	7,056	7,005
Income Tax (Benefit) Expense	(2,672)	(3,037)	(1,618)	(401)	(280)	(738)	2,218	2,195
Net (Loss) Income	$(3,463)	$(3,407)	$(1,488)	$774	$650	$(1,703)	$4,838	$4,810
Net Interest Income (FTE)	$24,473	$25,845	$27,128	$27,679	$27,578	$28,387	$27,802	$28,081

Per Common Share:
Net (Loss) Income Basic	$(0.20)	$(0.20)	$(0.08)	$0.04	$0.04	$(0.10)	$0.29	$0.28
Net (Loss) Income Diluted	(0.20)	(0.20)	(0.08)	0.04	0.04	(0.10)	0.29	0.28
Dividends Declared	0.190	0.190	0.190	0.190	0.190	0.190	0.185	0.185
Diluted Book Value	15.34	15.72	15.76	16.03	16.18	16.27	17.45	17.33
Market Price:
High	14.61	14.34	17.10	17.35	27.31	33.32	34.50	30.19
Low	11.57	11.00	13.92	11.01	9.50	21.06	19.20	21.76
Close	14.25	13.84	14.20	16.85	11.46	27.24	31.35	21.76

Selected Average
Balances:
Loans	$1,886,367	$1,944,873	$1,964,984	$1,974,197	$1,964,086	$1,940,083	$1,915,008	$1,908,802
Earning Assets	2,358,288	2,237,561	2,157,362	2,175,281	2,166,237	2,150,841	2,207,670	2,303,971
Assets	2,698,419	2,575,250	2,497,969	2,506,352	2,486,925	2,463,318	2,528,638	2,634,771
Deposits	2,248,760	2,090,008	1,950,170	1,971,190	1,957,354	1,945,866	2,030,684	2,140,545
Shareowners’ Equity	268,555	268,556	275,027	277,114	281,634	302,227	303,595	300,890
Common Equivalent Shares:
Basic	17,057	17,034	17,024	17,010	17,109	17,125	17,124	17,146
Diluted	17,070	17,035	17,025	17,010	17,131	17,135	17,128	17,147

Ratios:
ROA	(0.52)%	(0.52)%	(0.24)%	0.12%	0.11%	(0.28)%	0.76%	0.73%
ROE	(5.23)%	(5.03)%	(2.15)%	1.12%	0.94%	(2.24)%	6.34%	6.43%
Net Interest Margin (FTE)	4.21%	4.59%	4.99%	5.11%	5.16%	5.26%	5.01%	4.90%
Efficiency Ratio	85.00%	85.21%	73.86%	75.44%	75.07%	71.21%	59.27%	66.89%

(1)	Includes a $6.25 million ($3.8 million after-tax) one-time gain on sale of a portion of our merchant services portfolio.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," “Market Risk and Interest Rate Sensitivity,” "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Critical Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2010 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Efficiency ratio	86.85%	87.72%	77.50%
Effect of intangible amortization expense	(1.85)%	(2.51)%	(2.43)%
Operating efficiency ratio	85.00%	85.21%	75.07%

Reconciliation of operating net noninterest expense ratio:

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Net noninterest expense as a percent of average assets	2.92%	3.22%	2.97%
Effect of intangible amortization expense	(0.11)%	(0.16)%	(0.16)%
Operating net noninterest expense as a percent of average assets	2.81%	3.06%	2.81%

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

All forward-looking statements, by their nature, are subject to risks and uncertainties.  Our actual future results may differ materially from those set forth in our forward-looking statements.  Please see the Introductory Note and Item 1A. Risk Factors of our 2009 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

Our long-term vision is to continue our expansion, emphasizing a combination of growth in existing markets and acquisitions.  Acquisitions will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions, which are $100 million to $400 million in asset size and generally located on the outskirts of major metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando and Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  We continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.  Our ability to expand, however, may be restricted by the board resolutions we adopted in February 2010 at the Federal Reserve’s request.  We refer to the resolutions as the “Federal Reserve Resolutions”.  For a complete discussion of the Federal Reserve Resolutions please see Item 1. Business-About Us-Regulatory Matter in our 2009 Form 10-K.

Much of our lending operations is in the State of Florida, which has been particularly hard hit in the current U.S. economic recession.  Evidence of the economic downturn in Florida is reflected in current unemployment statistics.  According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at March 31, 2010 increased to 12.3% from 11.8% at the end of 2009 and 7.6% at the end of 2008.  A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

FINANCIAL OVERVIEW

A summary overview of our financial performance for the first quarter of 2010 versus the fourth quarter of 2009 and the first quarter of 2009 is provided below.

Summary of Financial Performance –

•
Net loss of $3.4 million, or $0.20 per diluted share for the first quarter of 2010 compared to a net loss of $3.4 million, or $0.20 per diluted share in the fourth quarter of 2009, and net income of $0.7 million, or $0.04 per diluted share for the first quarter of 2009.

•
Our loan loss provisions were $10.7 million ($0.39 per share), $10.8 million ($0.39 per share), and $8.4 million ($0.30 per share) for the quarters ended March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  Provision for the current quarter reflects required reserves for newly impaired loans and to a lesser extent collateral devaluation on existing impaired loans.

•
Tax equivalent net interest income for the first quarter of 2010 decreased $1.4 million, or 5.3% from the fourth quarter of 2009 and $3.1 million, or 11.3% compared to the first quarter of 2009 due to a shift in the earning asset mix and unfavorable asset repricing, partially offset by a lower level of foregone interest on nonperforming loans.  Additionally, interest expense declined from the fourth quarter but was slightly higher when compared to the first quarter of 2009.

•
Noninterest income decreased $0.4 million or 3.1% from the fourth quarter of 2009 and decreased $0.1 million, or 0.5%, from the first quarter of 2009.  Lower deposit fees and retail brokerage fees drove the decline from the linked quarter while a lower level of merchant fees, due to lower processing volume, was the primary reason for reduction from the comparable prior year quarter.

•
Noninterest expense decreased $1.9 million, or 5.5%, from the fourth quarter of 2009 and increased $1.1 million, or 3.5%, from the first quarter of 2009.  Lower expense for other real estate owned properties, legal fees, professional fees, advertising fees, and intangible amortization contributed to the linked quarter decline.  Higher expense for other real estate owned properties partially offset by lower pension expense drove the increase over the comparable prior year quarter.

•
Average earnings assets increased $120.7 million, or 5.4%, from the fourth quarter of 2009 and increased $192.1 million, or 8.9%, from the comparable prior year quarter.  The increase from the linked quarter was primarily attributable to a $190.5 million increase in the funds sold position driven by core deposit growth and to a lesser extent an influx of public funds.  The average investment and loan portfolios declined $11.3 million and $58.5 million, respectively.  Approximately one-half of the reduction in the loan portfolio was attributable to loan charge-offs and transfer of foreclosed properties to the other real estate owned category.  The increase in earning assets over the prior year quarter is attributable to the same aforementioned factors.

•
Nonperforming assets totaled $153.7 million at the end of the first quarter, an increase of $9.6 million over year-end 2009 and $26.9 million over the first quarter of 2009.  Nonperforming assets represented 8.10% of loans and other real estate at the end of the first quarter compared to 7.38% at year-end 2009 and 6.39% at the end of the first quarter of 2009.  The increase in nonperforming assets for the current quarter was driven by a higher level of restructured loans, which increased $9.2 million from year-end 2009, consisting primarily of four large loan relationships.

•
As of March 31, 2010, we are well-capitalized with a risk based capital ratio of 14.16% and a tangible capital ratio of 6.62% compared to 14.11% and 6.84%, respectively, at year-end 2009 and 14.40% and 7.63%, respectively, at March 31, 2009.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2010, we realized a net loss of $3.4 million, or $0.20 per diluted share, compared to a net loss of $3.4 million, or $0.20 per diluted share, for the fourth quarter of 2009 and net income of $0.7 million, or $0.04 per diluted share, for the first quarter of 2009.

The net loss reported for the first quarter of 2010 reflects a loan loss provision of $10.7 million, or $0.39 per diluted share, versus $10.8 million, or $0.39 per diluted share, for the fourth quarter of 2009 and $8.4 million, or $0.30 per diluted share, in the first quarter of 2009.  Compared to the linked quarter, lower operating expenses of $1.9 million contributed to earnings, but were offset by a $1.7 million reduction in operating revenues (net interest income plus noninterest income) and a lower tax benefit of $0.3 million.  Compared to the first quarter of 2009, lower operating revenues of $3.0 million and higher operating expenses ($1.1 million) contributed to the earnings decline.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2010	December 31, 2009	March 31, 2009
Interest Income	$28,154	$29,756	$31,053
Taxable equivalent Adjustments	451	553	583
Total Interest Income (FTE)	28,605	30,309	31,636
Interest Expense	4,132	4,464	4,058
Net Interest Income (FTE)	24,473	25,845	27,578
Provision for Loan Losses	10,740	10,834	8,410
Taxable Equivalent Adjustments	451	553	583
Net Interest Income After provision for Loan Losses	13,282	14,458	18,585
Noninterest Income	13,967	14,411	14,042
Noninterest Expense	33,384	35,313	32,257
(Loss) Income Before Income Taxes	(6,135)	(6,444)	370
Income Tax (Benefit) Expense	(2,672)	(3,037)	(280)
Net (Loss) Income	$(3,463)	$(3,407)	$650

Basic Net (Loss) Income Per Share	$(0.20)	$(0.20)	$0.04
Diluted Net (Loss) Income Per Share	$(0.20)	$(0.20)	$0.04

Return on Average Equity	(0.52)%	(0.52)%	0.11%
Return on Average Assets	(5.23)%	(5.03)%	0.94%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 32.

Tax equivalent net interest income for the first quarter of 2010 was $24.5 million, a decrease of $3.1 million, or 11.3%, when compared to the first quarter of 2009 and $1.4 million, or 5.3%, for the linked quarter.  The decrease in our taxable equivalent net interest income compared to both periods primarily reflects a shift in the earning asset mix and unfavorable asset repricing, partially offset by a lower level of foregone interest on nonperforming loans.  Additionally, interest expense declined from the linked quarter but was slightly higher when compared to the first quarter of 2009.

Tax equivalent interest income for the first quarter of 2010 was $28.6 million compared to $30.3 million for the fourth quarter of 2009 and $31.6 million for the first quarter of 2009.  The decrease of $1.7 million in interest income on a linked quarter basis was due to two less calendar days, a shift in earning asset mix reflecting lower balances in our investment and loan portfolios, as well as continued unfavorable repricing in each of these portfolios. These unfavorable volume and rate variances were partially offset by a favorable variance in foregone interest on nonaccrual loans.  With the exception of calendar days, the $3.0 million unfavorable variance over the first quarter of 2009 is primarily attributable to the trends as noted above in comparing the first quarter 2010 to fourth quarter 2009.

Interest expense for the first quarter of 2010 was $4.1 million compared to the linked quarter of $4.5 million and the comparable quarter in 2009 of $4.0 million. The reduction in interest expense compared to the linked quarter was primarily attributable to lower rates on subordinated notes payable.  The costs of funding deposits were higher in the first quarter of 2010 compared to the same period in 2009 reflecting the increased level of average deposits and the MMA promotion in select markets. Partially offsetting the higher deposit costs was a decline in the costs for subordinated notes and FHLB advances.

The net interest margin in the first quarter of 2010 was 4.21%, a decline of 38 basis points over the linked quarter and 95 basis points over the first quarter of 2009.  The lower margin is attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a favorable variance in our average cost of funds.  Strong deposit growth in recent quarters has improved our liquidity position, but has adversely impacted our margin in the short term as a significant portion of this growth is currently invested in overnight funds.  When we determine what portion of this growth is permanent we will begin deploying the overnight funds into higher yielding earning assets.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2010 was $10.7 million compared to $10.8 million in the fourth quarter of 2009 and $8.4 million for the first quarter of 2009.  The provision for the current quarter reflects new reserves required for loans added to impaired status during the quarter, and to a lesser extent collateral devaluation on existing impaired loans.  Net charge-offs in the first quarter of 2010 totaled $13.5 million, or 2.91%, of average loans compared to $11.8 million, or 2.42%, in the linked fourth quarter of 2009 and $5.2 million, or 1.08% in the first quarter of 2009.  The increase in net charge-offs compared to the fourth quarter reflects losses recorded on three large previously impaired loans (totaling approximately $5.4 million in gross charge-offs) that are working through the foreclosure process – these loans were substantially reserved for in the prior quarter.  At quarter-end, the allowance for loan losses was 2.23% of outstanding loans (net of overdrafts) and provided coverage of 38% of nonperforming loans compared to 2.30% and 41%, respectively, at the end of the prior quarter.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2010	December 31, 2009	March 31, 2009

CHARGE-OFFS
Commercial, Financial and Agricultural	$842	$712	$857
Real Estate – Construction	3,722	2,040	320
Real Estate – Commercial Mortgage	4,631	1,584	1,002
Real Estate – Residential	3,727	7,377	1,975
Consumer	1,507	1,324	2,117
Total Charge-offs	14,429	13,037	6,271

RECOVERIES
Commercial, Financial and Agricultural	77	343	74
Real Estate – Construction	-	5	385
Real Estate – Commercial Mortgage	157	43	-
Real Estate – Residential	114	331	58
Consumer	545	471	512
Total Recoveries	893	1,193	1,029

Net Charge-offs	$13,536	$11,844	$5,242
Net Charge- offs ( Annualized)	2.91%	2.42%	1.08%
as a percent of Average
Loans Outstanding, Net of
Unearned Interest

Noninterest Income

Noninterest income decreased $444,000, or 3.1%, from the fourth quarter of 2009 and declined $75,000, or 0.5%, from the first quarter of 2009.  Compared to the linked quarter, the decrease is attributable to lower deposit service charge fees ($554,000) and retail brokerage fees ($207,000).  Compared to the same prior year quarter, the slight decline is attributable to a lower level of merchant fees ($293,000), partially offset by an increase in bank card fees ($256,000).

Noninterest income represented 36.77% of operating revenues in the first quarter of 2010 compared to 36.30% in the prior quarter and 34.22% in the first quarter of 2009.

The table below reflects the major components of noninterest income.

	Three Months Ended
(Dollars in Thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Noninterest Income:
Service Charges on Deposit Accounts	$6,628	$7,183	$6,698
Data Processing Fees	900	948	870
Asset Management Fees	1,020	1,065	970
Retail Brokerage Fees	565	772	493
Investment Security Gains	5	-	-
Mortgage Banking Fees	508	550	584
Merchant Service Fees (1)	665	345	958
Interchange Fees (1)	1,212	1,129	1,056
ATM/Debit Card Fees (1)	963	892	863
Other	1,501	1,527	1,550

Total Noninterest Income	$13,967	$14,411	$14,042

(1) Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees declined $554,000, or 7.7%, from the fourth quarter and decreased $69,000, or 1.0%, from the first quarter of 2009.  The reduction from the linked quarter reflects a two-day variance in the number of processing days, and a lower level of NSF/overdraft activity reflective of current economic conditions and a higher level of consumer awareness that have both impacted consumer and business spending habits.  The decline from the same prior year quarter was due to a lower level of NSF/overdraft activity.  We expect our overdraft and NSF fees to be down prospectively due to the impact of the new federal rules under the Electronic Funds Transfer Act which become effective July 2010.  We are currently studying the impact of the new rules and, in an effort to mitigate the impact on this revenue source, we are developing programs to inform and educate our clients on their options and the value of our overdraft protection programs.

Retail Brokerage Fees.  Fees from the sale of retail investment and insurance products decreased $207,000, or 26.8%, from the fourth quarter due to lower trading activity.  Compared to the first quarter of 2009, fees increased $72,000, or 14.6%, due to higher trading activity reflective of improved stock market conditions.  Stock market activity is driven by both market conditions and consumer behavior.

Mortgage Banking Fees.  Mortgage banking fees decreased $42,000, or 7.6%, from the fourth quarter and decreased $76,000, or 13.0%, from the first quarter of 2009.  The decrease for both periods was due to slightly lower secondary market loan production.

Asset Management Fees.  Fees from asset management activities decreased $45,000, or 4.2%, from the fourth quarter and increased $50,000, or 5.2%, from the first quarter of 2009.  The decrease compared to the linked quarter is primarily due to a lower level of estate management fees and employee benefit plan management fees.  The increase over the prior year quarter reflects improvement in asset values.  At March 31, 2010, assets under management totaled $712.8 million compared to $706.8 million at year-end 2009 and $628.9 million at the end of the first quarter of 2009.

Bank Card Fees.  Bank card fees (including merchant services fees, interchange fees, and ATM/debit card fees) increased $474,000, or 20.0%, over the fourth quarter and decreased $37,000, or 1.3%, from the first quarter of 2009.  The increase over the prior quarter was primarily due to higher merchant fees due to higher processing volume for our sole remaining merchant that is scheduled to migrate to another processor by July, 2010.  The slight decline from the first quarter of 2009 was also attributable to lower merchant fees.

Other.  Other income decreased $26,000, or 1.7%, from the fourth quarter and decreased $49,000, or 3.2%, from the first quarter of 2009.  A lower income accrual for an equity investment drove the reduction for both periods.

Noninterest Expense

Noninterest expense decreased $1.9 million, or 5.5%, from the fourth quarter of 2009 and increased $1.1 million, or 3.5%, over the first quarter of 2009.  The decrease compared to the prior quarter was driven by lower expense for other real estate properties ($700,000), which includes holding costs as well as valuation adjustments due to property devaluation.  Lower expense for loan collection legal support ($215,000), professional fees ($554,000), advertising ($272,000), and intangible amortization ($301,000) also contributed to the decline for the quarter.  Compared to the first quarter of 2009, the increase in noninterest expense was attributable to higher expense for other real estate properties ($1.8 million), partially offset by lower pension plan expense ($618,000).

The table below reflects the major components of noninterest expense.

	Three Months Ended
(Dollars in Thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Noninterest Expense:
Salaries	$13,049	$12,413	$13,141
Associate Benefits	3,730	3,708	4,096
Total Compensation	16,779	16,121	17,237

Premises	2,408	2,458	2,345
Equipment	2,181	2,261	2,338
Total Occupancy	4,589	4,719	4,683

Legal Fees	1,046	1,261	839
Professional Fees	1,048	1,602	960
Processing Services	887	899	908
Advertising	678	950	856
Travel and Entertainment	232	296	295
Printing and Supplies	404	450	477
Telephone	550	568	569
Postage	447	441	418
Insurance - Other	1,188	1,088	866
Intangible Amortization	710	1,011	1,011
Interchange Fees	554	346	737
Courier Service	116	116	138
Other Real Estate Owned	2,515	3,205	747
Miscellaneous	1,641	2,240	1,516
Total Other	12,016	14,473	10,337

Total Noninterest Expense	$33,384	$35,313	$32,257

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Salaries and associate benefit expense increased $658,000, or 4.1%, over the fourth quarter of 2009 due to higher associate salaries ($636,000) and stock compensation expense ($374,000), partially offset by lower pension expense ($337,000).  The increase in associate salaries primarily reflects annual merit raises.  The higher expense for stock compensation reflects the reset of our stock incentive plan expense to its par level – this expense is then subsequently adjusted throughout the year based on actual performance.  Compared to the first quarter of 2009, salaries and benefit expense decreased $458,000, or 2.7%, due to lower pension expense ($618,000) partially offset by an increase in associate insurance expense ($116,000).  The reduction in pension expense reflects a higher level of expected return on plan assets which has a positive impact on our accounting expense.  The increase in associate insurance expense reflects a continued trend of rising health care costs.

Occupancy.  Occupancy expense (including premises and equipment) decreased $130,000, or 2.7%, from the fourth quarter and $94,000, or 2.0%, from the first quarter of 2009.  Compared to the linked quarter, lower tangible tax expense drove the decline.  Lower expense for equipment maintenance agreements contributed to the decline from the prior year quarter reflective of the renegotiation of several maintenance agreements during 2009.

Other.  Other noninterest expense decreased $2.5 million, or 17.0%, from the fourth quarter and increased $1.7 million, or 16.2%, over the first quarter of 2009.   The decrease compared to the linked quarter was driven by lower expense for other real estate owned ($700,000), which includes holding costs as well as valuation adjustments due to property devaluation.  Lower expense for loan collection legal support ($215,000), professional fees ($554,000), advertising ($272,000), and intangible asset amortization ($301,000) also contributed to the decline for the quarter.  The reduction in legal expense was due to a lower level of legal assistance needed for complex loan work-out arrangements as well as various cost control strategies implemented to reduce this cost.  Professional fees were elevated in the fourth quarter due to a one-time payment to a consulting firm for services related to a review of our vendor maintenance contracts that we expect will result in future cost reductions.  The decline in advertising expense primarily reflects lower direct mail costs for our ongoing AFC product promotion and, to a lesser extent, costs incurred in support of our money market account promotion, which was recognized in the fourth quarter of 2009.  Intangible amortization declined due to the fact that the scheduled amortization of one of our core deposit intangible assets concluded during the fourth quarter of 2009.  Compared to the first quarter of 2009, the increase in noninterest expense was primarily attributable to higher expense for other real estate properties ($1.8 million) and FDIC insurance fees ($321,000), partially offset by lower intangible asset amortization ($301,000).

The operating net noninterest expense ratio (expressed as noninterest income minus noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of average assets) was 2.81% for the first quarter of 2010 compared to 3.06% for the fourth quarter of 2009 and 2.81% for the first quarter of 2009.  Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 85.00% for the first quarter of 2010 compared to 85.21% for the linked fourth quarter of 2009 and 75.07% for the first quarter of 2009.

Income Taxes

We realized a tax benefit of $2.7 million for the first quarter of 2010 compared to a tax benefit of $3.0 million for the fourth quarter of 2009 and $280,000 for the first quarter of 2009.  The tax benefit realized for all periods reflects the impact of our permanent book/tax differences (primarily tax exempt income) in relation to our book operating profit.  The slight reduction in the benefit for the current quarter compared to the linked quarter primarily reflects a lower level of tax exempt income.

FINANCIAL CONDITION

Average assets increased $123.2 million, or 4.8%, to $2.698 billion for the quarter ended March 31, 2010 from $2.575 billion in the fourth quarter of 2009 and increased $211.5 million, or 8.5%, from the comparable quarter in 2009.  Average earning assets were $2.358 billion for the first quarter of 2010, an increase of $120.7 million, or 5.4% from the fourth quarter of 2009, and an increase of $192.1 million, or 8.9% from the first quarter of 2009.  The improvement from both periods is primarily attributable to an increase in the overnight funds position partially offset by declines in the investment and loan portfolios, respectively.

Investment Securities

In the first quarter of 2010, our average investment portfolio decreased $11.3 million, or 6.3%, from the prior quarter and decreased $23.4 million, or 12.2%, from the first quarter of 2009.  As a percentage of average earning assets, the investment portfolio represented 7.2% in the first quarter of 2010, compared to 8.0% in the prior quarter and 8.9% in the first quarter of 2009. The decrease in the average balance of the investment portfolio was primarily attributable to not replacing a portion of maturing securities due to limited availability of certain high-quality investments. The investment portfolio was expanded at the end of the first quarter with the purchase of $50.0 million of U.S. Treasuries in relatively short maturities.  If appropriate, we will continue to look to deploy a portion of the funds sold position in the investment portfolio during the second quarter.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of March 31, 2010, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.

At March 31, 2010, the investment portfolio maintained a net pre-tax unrealized gain of $1.0 million compared to a net pre-tax unrealized gain of $2.0 million at December 31, 2009 and $2.6 million at March 31, 2009.  The decline in unrealized gain compared to both prior periods was attributable to a much steeper yield curve at maturities longer than 18 months, resulting in declining prices. Approximately $29.2 million of our investment securities have an unrealized loss totaling $756,000.  All positions except one have been in a loss position for less than 12 months.  These positions consist of municipal bonds pre-refunded with US Government securities, GNMA mortgage-backed securities (MBS) which carry the full faith and credit of the US Government, and US Treasury securities.  These positions are not considered impaired, and are expected to mature at par or better.  Approximately $0.7 million of our unrealized loss is related to one bank preferred stock issue that maintained a zero book value as of March 31, 2010 and December 31, 2009.  During the fourth quarter of 2009, we recorded $0.3 million in credit impairment for this security.  No additional impairment was recorded during the first quarter of 2010, but we continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends.

Loans

Average loans decreased $58.5 million, or 3.0%, from the fourth quarter of 2009 and $77.7 million, or 4.0%, from the comparable period in 2009.  Declines throughout the portfolio were driven by a reduction in the residential real estate and construction loan categories partially reflecting the transfer of loans to the other real estate category as well as loan charge-offs.  Additionally, the portfolio has been impacted by diminished loan demand, primarily attributable to the weak economy, as we have experienced lower production levels in recent quarters.  Our loan production levels began to decline during the second half of 2009 with the trend continuing through the recent quarter. Loans as a percent of average earning assets has declined to 80.0% in 2010, down from year-end 2009 of 86.9%, and 90.1% for the first quarter of 2009.

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

Nonperforming Assets

Nonperforming assets of $153.7 million increased over year-end 2009 by $9.6 million and from the first quarter of 2009 by $26.9 million.  Nonaccrual loans decreased $9.9 million and $33.8 million, respectively, from the same prior-year periods.  For the first quarter, the migration of loans into our problem loan pool slowed as the gross additions declined for the second straight quarter and the level of our past due loans improved significantly.  More specifically, gross additions to our portfolio of nonaccruing loans have declined in four of the last five quarters, including the first quarter of 2010.  Furthermore, our collection and loan work-out efforts continue to produce positive momentum reflective of the increased level of loans migrating into both the restructured loan and other real estate categories.  Restructured loans totaled $30.8 million at the end of the first quarter reflecting an increase of $9.2 million over year-end 2009 and $25.7 million over the first quarter of 2009.  Four large loans were added to the restructured category during the first quarter and reflect our efforts to alleviate near term cash flow strains for these borrowers.  Our current restructured loan portfolio consists of 150 loans that are all on fully accruing status and maintain a weighted average interest rate of 5.86%.  Other real estate owned totaled $46.4 million at the end of the quarter compared to $36.1 million at year-end 2009 and $11.4 million at the end of the first quarter of 2009, reflecting the continued migration of our problem loan pool through the foreclosure process, which has picked up momentum over the last two quarters.  Nonperforming assets represented 8.10% of loans and other real estate at the end of the first quarter compared to 7.38% at year-end 2009 and 6.39% at the end of the first quarter of 2009.  The increase in this percentage is partially attributable to a decline in loans outstanding.

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

The allowance for loan losses was $41.2 million at March 31, 2010 compared to $44.0 million at December 31, 2009.  The allowance for loan losses was 2.23% of outstanding loans (net of overdrafts) and provided coverage of 38% of nonperforming loans at March 31, 2010 compared to 2.30% and 41%, respectively, at year-end 2009.  The decrease in our allowance for the current period is due to a higher level of loan charge-offs during the period including charge-offs on three large impaired loans (totaling approximately $4.7 million) that are working through the foreclosure process.  Specific reserves had been established for these loans in a prior quarter.  It is management’s opinion that the allowance at March 31, 2010 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.249 billion for the first quarter, an increase of $158.8 million, or 7.6%, from the fourth quarter and an increase of $291.4 million, or 14.9%, from the first quarter of 2009.  On a linked quarter basis, the increase reflects core deposit growth of approximately $66.3 million resulting from a successful money market promotion, higher deposit balances maintained by several larger, non-public depositors, as well as continued growth in our Absolutely Free Checking (“AFC”) accounts.  Additionally, average public funds increased approximately $92.0 million from the linked quarter attributable to seasonal inflow and the addition of new relationships.  The money market account promotion, which was launched during the third quarter and concluded in the fourth quarter, has generated in excess of $100.0 million in new deposit balances and served to support our core deposit growth initiatives and to further strengthen Capital City Bank’s overall liquidity position.  Our AFC products continue to be successful as both balances and the number of accounts continue to post growth quarter over quarter.  The improvement from the first quarter of 2009 primarily reflects the increase in core deposits mentioned above.

MARKET RISK AND INTEREST RATE SENSITIVITY

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
March 31, 2010	-8.1%	-4.6%	-1.3%	-1.0%
December 31, 2009	-6.1%	-3.4%	-0.8%	0.7%

The Net Interest Income at Risk position declined for the first quarter of 2010, when compared to the prior quarter-end, for all rate scenarios.  Our largest exposure is at the +300 basis point (“bp”) level, with a measure of -8.1%, which is still within our policy limit of -10.0%.  This is a decline from the prior quarter reflecting lower loan balances and a change in our subordinated notes from a fixed rate to a variable rate structure.  All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
March 31, 2010	-6.2%	-0.7%	2.1%	-5.9%
December 31, 2009	-4.3%	0.4%	2.7%	-7.0%

Our risk profile, as measured by EVE, declined for the first quarter of 2010, when compared to the linked quarter-end with the exception of the down 100 bp scenario, which reported a favorable slight increase.  Our largest exposure is at the up 300 bp scenario, with a measure of -6.2%, which is still within our policy limit of -12.5%.  This is a decline from the prior quarter reflecting lower loan balances and a change in our subordinated notes from a fixed rate to a variable rate structure.  All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our Asset Liability Committee (ALCO) and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2010 and 2009, our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

Overall, we have the ability to generate $727.0 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is approximately one year and as of quarter-end had a net unrealized pre-tax gain of $1.7 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) of $303.3 million during the first quarter of 2010 compared to an average net overnight funds sold position of $112.8 million in the fourth quarter of 2009 and an average overnight funds purchased position of $33.9 million in the first quarter of 2009.  The favorable variance as compared to both the fourth and first quarters of 2009 is primarily attributable to the growth in core deposits mentioned above and net reductions in both the loan and investment portfolios.  The investment portfolio was expanded at the end of the first quarter and if appropriate, we will look to deploy a portion of the funds sold position to the investment portfolio.

Capital expenditures are expected to approximate $10.0 million over the next 12 months, which consist primarily of new banking office construction, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2010, advances from the FHLB consisted of $51.3 million in outstanding debt consisting of 45 notes.  During the first quarter of 2010, the Bank made FHLB advance payments totaling approximately $1.1 million and obtained four new FHLB advances totaling $2.4 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a variable rate of LIBOR plus a margin of 1.90%. The rate for the first quarter was 2.14%.  This note matures on December 31, 2034.  The interest payments for the CCBG Capital Trust II borrowing are due quarterly at a fixed rate of 6.07% and effective June 2010 will adjust annually to a variable rate of LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.

In accordance with certain Federal Reserve Resolutions (discussed in further detail within our 2009 Form 10-K), CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.  Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

Capital

Equity capital was $262.0 million as of March 31, 2010, compared to $267.9 million as of December 31, 2009.  Our leverage ratio was 9.64% and 10.39%, respectively, and our tangible capital ratio was 6.62% and 6.84%, respectively, for the same periods.  Our risk-adjusted capital ratio of 14.16% at March 31, 2010, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first three months of 2010, shareowners’ equity decreased $5.9 million, or 8.8%, on an annualized basis.  During this same period, shareowners’ equity was negatively impacted by a net loss of $3.5 million and the payment of dividends totaling $3.2 million ($.190 per share).  Shareowners’ equity was positively impacted by the issuance of stock totaling approximately $0.3 million, a change in the net unrealized gain on investment securities of approximately $0.1 million, and accrual for performance shares of approximately $0.4 million.

At March 31, 2010, our common stock had a book value of $15.35 per diluted share compared to $15.72 at December 31, 2009.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income.  At March 31, 2010, the net unrealized gain on investment securities available for sale was $0.6 million and the amount of our unfunded pension liability was $15.4 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period.  In addition, in accordance with certain Federal Reserve Resolutions (discussed in further detail within our 2009 Form 10-K), the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend.  As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not be able to receive the required approvals.  As of March 31, 2010, we believe we have sufficient cash to fund shareowner dividends for the remainder of 2010 should the Board choose to declare and pay a quarterly dividend during the year.  Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals.  We will continue to evaluate the payment of dividends on a quarterly basis and consult with our regulators concerning matters relating to our overall dividend policy. However, an inability to obtain regulatory approval or earn the dividend in future quarters, may result in a reduction or elimination of the dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2010, we had $351.0 million in commitments to extend credit and $13.5 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Allowance for Loan Losses.  The allowance for loan losses is established through a charge to the provision for loan losses.  Provisions are made to reserve for estimated losses in loan balances.  The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy.  The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period.  A further discussion of the allowance for loan losses can be found in the section entitled "Allowance for Loan Losses" and Note 1 in the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

Intangible Assets.  Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit.  Significant changes to our estimates, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period.  A goodwill impairment charge would not adversely affect the calculation of our risk based and tangible capital ratios.  Our annual review for impairment determined that no impairment existed at December 31, 2009.  Because the book value of our equity exceeded our market capitalization as of March 31, 2010, we considered the guidelines set forth in ASC Topic 350to discern whether further testing for potential impairment was needed.  Based on this assessment, we concluded that no further testing for impairment was needed as of March 31, 2010.

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

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government Agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  We anticipate using a rate of return on plan assets of 8.0% for 2010.

The assumed rate of annual compensation increases is based on expected trends in salaries and the employee base.  We anticipate using a compensation increase of 4.50% for 2010 reflecting current market trends.

Information on components of our net periodic benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended
(Taxable Equivalent Basis - Dollars in Thousands)	March 31, 2010			December 31, 2009			March 31, 2009
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Loans, Net of Unearned Interest(1)(2)	$1,886,367	$27,180	5.84%	$1,944,873	$28,813	5.88%	$1,964,086	$29,724	6.14%
Taxable Investment Securities	71,325	500	2.81	72,537	498	2.74	90,927	776	3.43
Tax-Exempt Investment Securities(2)	97,316	753	3.10	107,361	921	3.43	101,108	1,133	4.48
Funds Sold	303,280	172	0.23	112,790	77	0.27	10,116	3	0.13
Total Earning Assets	2,358,288	28,605	4.92%	2,237,561	30,309	5.38%	2,166,237	31,636	5.92%
Cash and Due From Banks	54,873			69,687			76,826
Allowance for Loan Losses	(44,584)			(46,468)			(38,007)
Other Assets	329,842			314,470			281,869
TOTAL ASSETS	$2,698,419			$2,575,250			$2,486,925

LIABILITIES
NOW Accounts	$867,004	$384	0.18%	$740,550	$308	0.17%	$719,265	$225	0.13%
Money Market Accounts	374,161	689	0.75	361,104	625	0.69	321,562	190	0.24
Savings Accounts	126,352	15	0.05	122,158	16	0.05	118,142	14	0.05
Other Time Deposits	438,112	1,850	1.71	439,654	2,015	1.82	392,006	2,066	2.14
Total Interest Bearing Deposits	1,805,629	2,938	0.66	1,663,466	2,964	0.71	1,550,975	2,495	0.65
Short-Term Borrowings	30,673	17	0.22	47,114	22	0.18	85,318	68	0.32
Subordinated Notes Payable	62,887	651	4.14	62,887	936	5.83	62,887	927	5.89
Other Long-Term Borrowings	49,981	526	4.27	50,026	542	4.30	53,221	568	4.33
Total Interest Bearing Liabilities	1,949,170	4,132	0.86%	1,823,493	4,464	0.97%	1,752,401	4,058	0.94%
Noninterest Bearing Deposits	443,131			426,542			406,380
Other Liabilities	37,563			56,659			46,510
TOTAL LIABILITIES	2,429,864			2,306,694			2,205,291

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	268,555			268,556			281,634

TOTAL LIABILITIES & EQUITY	$2,698,419			$2,575,250			$2,486,925

Interest Rate Spread			4.06%			4.41%			4.98%
Net Interest Income		$24,473			$25,845			$27,578
Net Interest Margin(3)			4.21%			4.59%			5.16%

(1)	Average balances include nonaccrual loans. Interest income includes fees on loans of $363,000 and $481,000, for the three months ended March 31, 2010 and 2009.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2010, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2009 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

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

Date: May 7, 2010