Form 10-Q
period 2010-06-30
CAPITAL CITY BANK GROUP INC
filed 2010-08-06
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

At July 31, 2010, 17,077,156 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2010

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

▪	legislative or regulatory changes;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the valuation allowance on deferred tax assets;
▪	continued depression of the market value of the Company that could result in an impairment of goodwill;
▪	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;
▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	our need and our ability to incur additional debt or equity financing;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters, including the recent BP p.l.c. oil spill in the Gulf of Mexico;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I.     FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(Dollars In Thousands, Except Share Data)	June 30, 2010	December 31, 2009
ASSETS
Cash and Due From Banks	$52,380	$57,877
Federal Funds Sold and Interest Bearing Deposits	250,508	276,416
Total Cash and Cash Equivalents	302,888	334,293

Investment Securities, Available-for-Sale	218,785	176,673

Loans, Net of Unearned Interest	1,821,782	1,915,940
Allowance for Loan Losses	(38,442)	(43,999)
Loans, Net	1,783,340	1,871,941

Premises and Equipment, Net	116,802	115,439
Goodwill	84,811	84,811
Other Intangible Assets	2,610	4,030
Other Real Estate Owned	48,110	36,134
Other Assets	93,398	85,003
Total Assets	$2,650,744	$2,708,324

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$460,168	$427,791
Interest Bearing Deposits	1,740,143	1,830,443
Total Deposits	2,200,311	2,258,234

Short-Term Borrowings	21,376	35,841
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	55,605	49,380
Other Liabilities	48,885	34,083
Total Liabilities	2,389,064	2,440,425

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,067,426 and 17,036,407 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	171	170
Additional Paid-In Capital	36,633	36,099
Retained Earnings	238,779	246,460
Accumulated Other Comprehensive Loss, Net of Tax	(13,903)	(14,830)
Total Shareowners' Equity	261,680	267,899
Total Liabilities and Shareowners' Equity	$2,650,744	$2,708,324

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
	Three Months Ended		Six Months Ended
(Dollars in Thousands, Except Per Share Data)	2010	2009	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$26,644	$29,742	$53,636	$59,279
Investment Securities:
U.S. Treasuries	330	157	433	319
U.S. Government Agencies	299	501	619	1,031
States and Political Subdivisions	406	695	896	1,432
Other Securities	79	84	156	168
Federal Funds Sold	176	1	348	4
Total Interest Income	27,934	31,180	56,088	62,233

INTEREST EXPENSE
Deposits	2,363	2,500	5,301	4,995
Short-Term Borrowings	12	88	29	156
Subordinated Notes Payable	639	931	1,290	1,858
Other Long-Term Borrowings	551	566	1,077	1,134
Total Interest Expense	3,565	4,085	7,697	8,143

NET INTEREST INCOME	24,369	27,095	48,391	54,090
Provision for Loan Losses	3,633	8,426	14,373	16,836
Net Interest Income After Provision For Loan Losses	20,736	18,669	34,018	37,254

NONINTEREST INCOME
Service Charges on Deposit Accounts	7,039	7,162	13,667	13,860
Data Processing	919	896	1,819	1,766
Asset Management Fees	1,080	930	2,100	1,900
Securities Transactions	-	6	5	6
Mortgage Banking Fees	641	902	1,149	1,486
Bank Card Fees	2,362	2,002	4,537	3,921
Other	2,633	2,736	5,364	5,737
Total Noninterest Income	14,674	14,634	28,641	28,676

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,584	16,049	32,363	33,286
Occupancy, Net	2,585	2,540	4,993	4,885
Furniture and Equipment	2,192	2,304	4,373	4,642
Intangible Amortization	710	1,010	1,420	2,021
Other Real Estate Expense	4,082	1,333	6,907	2,092
Other	9,476	9,694	17,957	18,261
Total Noninterest Expense	34,629	32,930	68,013	65,187

INCOME (LOSS) BEFORE INCOME TAXES	781	373	(5,354)	743
Income Tax Expense (Benefit)	50	(401)	(2,622)	(681)

NET INCOME (LOSS)	$731	$774	$(2,732)	$1,424

Basic Net Income (Loss) Per Share	$0.04	$0.04	$(0.16)	$0.08
Diluted Net Income (Loss) Per Share	$0.04	$0.04	$(0.16)	$0.08

Average Basic Shares Outstanding	17,063,176	17,009,672	17,060,135	17,059,175
Average Diluted Shares Outstanding	17,074,202	17,010,157	17,071,031	17,059,741

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total

Balance, December 31, 2009	17,036,407	$170	$36,099	$246,460	$(14,830)	$267,899
Comprehensive Income:
Net Loss	-	-	-	(2,732)	-	(2,732)
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)					927	927
Total Comprehensive Loss	-	-	-			(1,805)
Cash Dividends ($.2900 per share)	-	-	-	(4,949)	-	(4,949)
Stock Performance Plan Compensation	-	-	115	-	-	115
Issuance of Common Stock	31,019	1	419	-	-	420

Balance, June 30, 2010	17,067,426	$171	$36,633	$238,779	$(13,903)	$261,680

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

(Dollars in Thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(2,732)	$1,424
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	14,373	16,836
Depreciation	3,495	3,350
Net Securities Amortization	1,537	1,044
Amortization of Intangible Assets	1,420	2,021
Gain on Securities Transactions	(5)	(6)
Loss on Impaired Security	61	-
Origination of Loans Held-for-Sale	(59,639)	(56,294)
Proceeds From Sales of Loans Held-for-Sale	56,119	58,927
Net Gain From Sales of Loans Held-for-Sale	(1,149)	(1,486)
Non-Cash Compensation	115	-
Increase in Deferred Income Taxes	538	2,061
Net Decrease (Increase) in Other Assets	7,495	(12,870)
Net Increase in Other Liabilities	10,186	20,653
Net Cash Provided By Operating Activities	31,814	35,660

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(91,038)	(40,544)
Sales	505	1,986
Payments, Maturities, and Calls	47,871	35,184
Net Decrease (Increase) in Loans	54,993	(46,025)
Purchase of Premises & Equipment	(4,858)	(5,969)
Proceeds From Sales of Premises & Equipment	-	2
Net Cash Provided By (Used In) Investing Activities	7,473	(55,366)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in Deposits	(57,923)	13,757
Net (Decrease) Increase in Short-Term Borrowings	(14,465)	11,950
Increase in Other Long-Term Borrowings	8,015	2,666
Repayment of Other Long-Term Borrowings	(1,790)	(1,788)
Dividends Paid	(4,949)	(6,486)
Repurchase of Common Stock	-	(1,561)
Issuance of Common Stock	420	629
Net Cash (Used In) Provided By Financing Activities	(70,692)	19,167

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,405)	(539)

Cash and Cash Equivalents at Beginning of Period	334,293	94,949
Cash and Cash Equivalents at End of Period	$302,888	$94,410

Supplemental Disclosure:
Interest Paid on Deposits	$5,804	$5,181
Interest Paid on Debt	$2,407	$3,153
Taxes Paid	$338	$5,643
Loans Transferred to Other Real Estate Owned	$23,904	$13,553
Issuance of Common Stock as Non-Cash Compensation	$420	$154
Transfer of Current Portion of Long-Term Borrowings	$16	-

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2010 and December 31, 2009, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition.  The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2010
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$79,521	$1,386	$-	$80,907
States and Political Subdivisions	92,963	735	2	93,696
Residential Mortgage-Backed Securities	30,747	899	-	31,646
Other Securities(1)	13,136	-	600	12,536
Total Investment Securities	$216,367	$3,020	$602	$218,785

	December 31, 2009
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$22,270	$174	$-	$22,444
States and Political Subdivisions	106,455	1,166	71	107,550
Residential Mortgage-Backed Securities	33,375	798	30	34,143
Other Securities(1)	13,236	-	700	12,536
Total Investment Securities	$175,336	$2,138	$801	$176,673

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $7.7 million and $4.8 million, respectively, at June 30, 2010, and $7.7 million and $4.8 million, respectively, at December 31, 2009.

Securities with an amortized cost of $57.3 million and $62.9 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $7.7 million, which is included in other securities, is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Maturity Distribution. As of June 30, 2010, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$74,434	$75,034
Due after one through five years	128,654	131,068
Due after five through 10 years	143	147
No Maturity	13,136	12,536
Total Investment Securities	$216,367	$218,785

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at June 30, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

			June 30, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government Agencies and Corporations	-	-	-	-	-	-
States and Political Subdivisions	1,276	2	-	-	1,276	2
Mortgage-Backed Securities	-	-	-	-	-	-
Other Securities	-	600	-	-	-	600
Total Investment Securities	$1,276	$602	$-	$-	$1,276	$602

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

At June 30, 2010, the Company had securities of $218.8 million with net unrealized gains of $2.4 million on these securities.  Approximately $1.3 million of the investment securities, consisting of seven positions, have an unrealized loss totaling $0.6 million. Six of these positions representing approximately $1.3 million of our investment portfolio have minimal unrealized losses.  All of the positions have been in a loss position for less than 12 months.  These positions consist of municipal bonds pre-refunded with U.S. Government securities which are not considered impaired, and are expected to mature at par or better.  The remaining position is a bank preferred stock issue that has an unrealized loss of $0.6 million and a zero book value as of June 30, 2010.  This security has accumulated other than temporary credit impairment of $0.4 million.  The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2010	December 31, 2009
Commercial, Financial and Agricultural	$161,268	$189,061
Real Estate-Construction(2)	56,910	111,249
Real Estate-Commercial(2)	676,516	716,791
Real Estate-Residential(1) (2)	447,555	408,578
Real Estate-Home Equity	247,726	246,722
Real Estate-Loans Held-for-Sale	12,939	7,891
Consumer	218,868	235,648
Loans, Net of Unearned Interest	$1,821,782	$1,915,940

(1)	Includes loans in process with outstanding balances of $9.4 million and $10.7 million for June 30, 2010 and December 31, 2009, respectively.
(2)
Reclassified $10 million in construction loans to residential real estate category and $30 million in commercial real estate loans to the residential real estate to better reflect the nature of the loans and their underlying collateral.

Net deferred fees included in loans at June 30, 2010 and December 31, 2009 were $1.9 million and $2.0 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the six month periods ended June 30 was as follows:

(Dollars in Thousands)	2010	2009
Balance, Beginning of Period	$43,999	$37,004
Provision for Loan Losses	14,373	16,836
Recoveries on Loans Previously Charged-Off	2,129	1,604
Loans Charged-Off	(22,059)	(13,662)
Balance, End of Period	$38,442	$41,782

Impaired Loans.  Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Selected information pertaining to impaired loans is depicted in the table below:

	June 30, 2010		December 31, 2009
(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance
Impaired Loans:
With Related Valuation Allowance	$83,750	$16,213	$83,986	$21,066
Without Related Valuation Allowance	21,500	-	27,926	-

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $87.4 million and $88.8 million at June 30, 2010 and December 31, 2009, respectively.  Intangible assets were as follows:

	June 30, 2010		December 31, 2009
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$45,267	$47,176	$43,943
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,166	1,867	1,070
Total Intangible Assets	$133,854	$46,433	$133,854	$45,013

Net Core Deposit Intangibles:  As of June 30, 2010 and December 31, 2009, the Company had net core deposit intangibles of $1.9 million and $3.2 million, respectively.  Amortization expense for the first six months of 2010 and 2009 was approximately $1.4 million and $2.0 million, respectively.  Estimated annual amortization expense for 2010 is $2.7 million.

Goodwill:  As of June 30, 2010 and December 31, 2009, the Company had goodwill, net of accumulated amortization, of $84.8 million.  Goodwill is the Company's only intangible asset that is no longer subject to amortization under the provisions of Accounting Standards Codification (“ASC”) 350-20-35-1, “Goodwill and Other Intangible Assets.”

The book value of our equity exceeded our market capitalization as of June 30, 2010, and as such we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed.  Based on this assessment, we concluded that no further testing for impairment was needed as of June 30, 2010.

Other:  As of June 30, 2010 and December 31, 2009, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.7 million and $0.8 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships from Synovus Trust Company.  Amortization expense for the first six months of 2010 and 2009 was approximately $96,000.  Estimated annual amortization expense is approximately $191,000 based on using a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2010 and December 31, 2009 was as follows:

(Dollars in Thousands)	June 30, 2010	December 31, 2009
NOW Accounts	$891,636	$899,649
Money Market Accounts	303,369	373,105
Savings Deposits	132,174	122,370
Other Time Deposits	412,964	435,319
Total Interest Bearing Deposits	$1,740,143	$1,830,443

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), "Share-Based Payment” (Revised) under the fair value method.

As of June 30, 2010, the Company had three stock-based compensation plans, consisting of the 2005 Associate Stock Incentive Plan ("ASIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for the six months ended June 30, 2010 and 2009 was $184,000 and $81,000, respectively.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of performance shares.  The Company, under the terms and conditions of the ASIP, created the 2010 Incentive Plan (“2010 Plan”), which has an award tied to an internally established earnings goal for 2010.  The grant-date fair value of the shares eligible to be awarded in 2010 is approximately $913,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 58,648 shares are eligible for issuance.  For the first six months of 2010, the Company recognized approximately $115,000 in expense related to the ASIP.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP.  To date, the Company has issued a total of 67,040 shares of common stock under the ASIP.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for the first six months of 2010 and 2009 as results did not meet the earnings performance goal.

A summary of the status of the Company’s options as of June 30, 2010 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	60,384	$32.79	4.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2010	60,384	$32.79	4.4	$-
Exercisable at June 30, 2010	60,384	$32.79	4.4	$-

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  The DSPP has 93,750 shares reserved for issuance.  A total of 75,331 shares have been issued since the inception of the DSPP.  For the first six months 2010 and 2009, the Company recognized approximately $14,000 in expense related to this plan.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 129,876 shares have been issued since inception of the ASPP.  For the first six months of 2010, the Company recognized approximately $56,000 in expense related to the ASPP plan compared to approximately $67,000 in expense for the same period in 2009.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2010	2009	2010	2009

Discount Rate	5.75%	6.00%	5.75%	6.00%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,525	$1,525	$3,050	$3,050
Interest Cost	1,175	1,200	2,350	2,400
Expected Return on Plan Assets	(1,525)	(1,275)	(3,050)	(2,550)
Prior Service Cost Amortization	125	125	250	250
Net Loss Amortization	525	750	1,050	1,500
Net Periodic Benefit Cost	$1,825	$2,325	$3,650	$4,650

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2010	2009	2010	2009

Discount Rate	5.75%	6.00%	5.75%	6.00%

Service Cost	$-	$5	$-	$10
Interest Cost	42	74	84	148
Prior Service Cost Amortization	45	45	90	90
Net Loss Amortization	(85)	(5)	(170)	(11)
Net Periodic Benefit Cost	$2	$119	$4	$237

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of June 30, 2010, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Thousands)	Amount
Commitments to Extend Credit(1)	$345,832
Standby Letters of Credit	$12,957

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Indemnification Obligation.  The Company is a member of the Visa U.S.A. network.  Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”).  As of June 30, 2010, the Company had approximately $0.8 million accrued for the contingent liability related to the Covered Litigation.  The Company could be required to separately fund its proportionate share of any Covered Litigation losses, however, it is expected that all or a substantial amount of future settlements will be funded by a litigation escrow account established by Visa Inc.

NOTE 10 - COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130), requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Comprehensive income totaled $1.6 million for the six months ended June 30, 2010 and $1.4 million for the comparable period in 2009.  The Company’s comprehensive income consists of net income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes).  The after-tax increase in net unrealized gains on securities totaled approximately $927,000 for the six months ended June 30, 2010.  Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the same comparable periods.  As of June 30, 2010, total accumulated other comprehensive loss (net of taxes) totaled $13.9 million consisting of a pension liability of $15.4 million and an unrealized gain on investment securities of $1.5 million.  For the six month period ended June 30, 2010, there was no change in the Company’s pension liability as this liability is adjusted on an annual basis at December 31st per ASC 715.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2010
Securities available for sale:
US Treasury	$80,907	$-	$-	$80,907
States and Political Subdivisions	4,507	89,189	-	93,696
Residential Mortgage-Backed Securities	-	31,646	-	31,646

December 31, 2009
Securities available for sale:
US Treasury	22, 444	-	-	22,444
States and Political Subdivisions	3,709	103,841	-	107,550
Residential Mortgage-Backed Securities	-	34,143	-	34,143

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2010.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 2 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $105.3 million, with a valuation allowance of $16.2 million, resulting in an additional provision for loan losses of $4.9 million for the six month period ended June 30, 2010.

Loans Held for Sale.  Loans held for sale were $12.9 million as of June 30, 2010.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first six months of 2010, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $23.9 million during the six months ended June 30, 2010.  In addition, the Company recognized subsequent losses totaling $4.1 million for foreclosed assets that were re-valued during the six months ended June 30, 2010.  The carrying value of foreclosed assets was $48.1 million at June 30, 2010.

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

The Company’s financial instruments that have estimated fair values are presented below:

	June 30, 2010		December 31, 2009
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$52,380	$52,380	$57,877	$57,877
Short-Term Investments	250,508	250,508	276,416	276,416
Investment Securities	218,785	218,785	176,673	176,673
Loans, Net of Allowance for Loan Losses	1,783,340	1,761,917	1,871,941	1,851,699
Total Financial Assets	$2,305,013	$2,283,590	$2,382,907	$2,362,665

Financial Liabilities:
Deposits	$2,200,311	$2,202,577	$2,258,234	$2,258,899
Short-Term Borrowings	21,376	20,773	35,841	34,209
Subordinated Notes Payable	62,887	62,888	62,887	62,569
Long-Term Borrowings	55,605	58,839	49,380	51,509
Total Financial Liabilities	$2,340,179	$2,345,077	$2,406,342	$2,407,186

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

ASU No.2010-20, “Receivable (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The accounting standard was amended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.  Under this statement, allowance for credit losses are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance.  This amendment addresses disclosure only and does not seek to change measurement or recognition.  The new authoritative accounting guidance under Subtopic 310 will be effective in the fourth quarter of 2010 and will be included in the notes to the financial statements for the Company’s 2010 Form 10-K.

QUARTERLY FINANCIAL DATA (UNAUDITED)
	2010		2009				2008
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third(1)
Summary of Operations:
Interest Income	$27,934	$28,154	$29,756	$30,787	$31,180	$31,053	$33,229	$34,654
Interest Expense	3,565	4,132	4,464	4,235	4,085	4,058	5,482	7,469
Net Interest Income	24,369	24,022	25,292	26,552	27,095	26,995	27,747	27,185
Provision for Loan Losses	3,633	10,740	10,834	12,347	8,426	8,410	12,497	10,425
Net Interest Income After Provision for Loan Losses	20,736	13,282	14,458	14,205	18,669	18,585	15,250	16,760
Noninterest Income	14,674	13,967	14,411	14,304	14,634	14,042	13,311	20,212
Noninterest Expense	34,629	33,384	35,313	31,615	32,930	32,257	31,002	29,916
Income (Loss) Before Provision for Income Taxes	781	(6,135)	(6,444)	(3,106)	373	370	(2,441)	7,056
Income Tax Expense (Benefit)	50	(2,672)	(3,037)	(1,618)	(401)	(280)	(738)	2,218
Net Income (Loss)	$731	$(3,463)	$(3,407)	$(1,488)	$774	$650	$(1,703)	$4,838
Net Interest Income (FTE)	$24,738	$24,473	$25,845	$27,128	$27,679	$27,578	$28,387	$27,802

Per Common Share:
Net Income (Loss) Basic	$0.04	$(0.20)	$(0.20)	$(0.08)	$0.04	$0.04	$(0.10)	$0.29
Net Income (Loss) Diluted	0.04	(0.20)	(0.20)	(0.08)	0.04	0.04	(0.10)	0.29
Dividends Declared	0.100	0.190	0.190	0.190	0.190	0.190	0.190	0.185
Diluted Book Value	15.32	15.34	15.72	15.76	16.03	16.18	16.27	17.45
Market Price:
High	18.25	14.61	14.34	17.10	17.35	27.31	33.32	34.50
Low	12.36	11.57	11.00	13.92	11.01	9.50	21.06	19.20
Close	12.38	14.25	13.84	14.20	16.85	11.46	27.24	31.35

Selected Average
Balances:
Loans	$1,841,379	$1,886,367	$1,944,873	$1,964,984	$1,974,197	$1,964,086	$1,940,083	$1,915,008
Earning Assets	2,329,365	2,358,288	2,237,561	2,157,362	2,175,281	2,166,237	2,150,841	2,207,670
Assets	2,678,488	2,698,419	2,575,250	2,497,969	2,506,352	2,486,925	2,463,318	2,528,638
Deposits	2,234,178	2,248,760	2,090,008	1,950,170	1,971,190	1,957,354	1,945,866	2,030,684
Shareowners’ Equity	263,873	268,555	268,556	275,027	277,114	281,634	302,227	303,595
Common Equivalent Shares:
Basic	17,063	17,057	17,034	17,024	17,010	17,109	17,125	17,124
Diluted	17,074	17,070	17,035	17,025	17,010	17,131	17,135	17,128

Ratios:
ROA	0.11%	(0.52)%	(0.52)%	(0.24)%	0.12%	0.11%	(0.28)%	0.76%
ROE	1.11%	(5.23)%	(5.03)%	(2.15)%	1.12%	0.94%	(2.24)%	6.34%
Net Interest Margin (FTE)	4.26%	4.21%	4.59%	4.99%	5.11%	5.16%	5.26%	5.01%
Efficiency Ratio	86.06%	85.00%	85.21%	73.86%	75.44%	75.07%	71.21%	59.27%
(1)	Includes a $6.25 million ($3.8 million after-tax) one-time gain on sale of a portion of our merchant services portfolio.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reconciliation of operating efficiency ratio to efficiency ratio:

		Three Months Ended		Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Efficiency ratio	87.86%	86.85%	77.83%	87.36%	77.67%
Effect of intangible amortization expense	(1.80)%	(1.85)%	(2.39)%	(1.82)%	(2.41)%
Operating efficiency ratio	86.06%	85.00%	75.44%	85.54%	75.26%

Reconciliation of operating net noninterest expense ratio:

		Three Months Ended		Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net noninterest expense as a percent of average assets	2.99%	2.92%	2.93%	2.95%	2.95%
Effect of intangible amortization expense	(0.11)%	(0.11)%	(0.16)%	(0.10)%	(0.16)%
Operating net noninterest expense as a percent of average assets	2.88%	2.81%	2.77%	2.85%	2.79%

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

Much of our lending operations are in the State of Florida, which has been particularly hard hit in the current U.S. economic recession.  Evidence of the economic downturn in Florida is reflected in current unemployment statistics.  According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at June 30, 2010 was 11.4% compared to 11.7% at the end of 2009 and 8.2% at the end of 2008.  A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to us, our clients, or the financial industry more generally.  Provisions in the legislation that affect deposit insurance assessments, financial regulatory systems, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place certain limitations on certain revenues those deposits generate.  Accordingly, we cannot assess the impact the Dodd-Frank Act will have on us at the present time.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Financial Performance Highlights –

•
Net income for the second quarter of 2010 totaled $0.7 million ($0.04 per diluted share) compared to a net loss of $3.5 million ($0.20 per diluted share) for the first quarter of 2010 and net income of $0.8 million ($0.04 per diluted share) for the second quarter of 2009.  For the first six months of 2010, we realized a net loss of $2.7 million ($0.16 per diluted share) compared to net income of $1.4 million ($0.08 per diluted share) for the comparable period of 2009.

•
Net income for the second quarter of 2010 reflects total credit related costs (loan loss provision and other real estate property costs (valuation adjustments, holding costs, and loss on sale)) of $7.7 million, compared to $13.6 million for the first quarter of 2010 and $9.8 million for the second quarter of 2009.  Credit related costs were $21.3 million for the first half of 2010 compared to $18.9 million for the same period in 2009.

•
Tax equivalent net interest income for the second quarter of 2010 was $24.7 million compared to $24.5 million for the first quarter of 2010 and $27.7 million for the second quarter of 2009.  For the first half of 2010, tax equivalent net interest income totaled $49.2 million compared to $55.3 million in 2009.

•
Noninterest income increased $0.7 million, or 5.1%, from the first quarter of 2010 due to higher deposit fees and retail brokerage fees.  Noninterest income was flat compared to the second quarter of 2009 and first half of 2009.  For both periods, a reduction in deposit fees and mortgage banking fees were offset by higher debit card fees and retail brokerage fees.

•
Noninterest expense increased $1.2 million, or 3.7%, from the first quarter of 2010 driven by higher expense for other real estate properties ($1.3 million) and higher FDIC insurance expense ($0.8 million), partially offset by lower compensation expense, primarily associate incentives ($0.8 million).  Year over year, noninterest expense increased $1.7 million, or 5.1%, and $2.8 million, or 4.3%, for the three and six-month periods, respectively.  For both periods, higher expense for other real estate properties was partially offset by lower pension expense and intangible amortization.

•
Loan loss provision for the second quarter of 2010 was $3.6 million, down $7.1 million from the first quarter of 2010 and $4.7 million from the second quarter of 2009.  For the first half of the 2010, the loan loss provision was $14.4 million compared to $16.8 million for the same period in 2009.  For all periods, overall improved credit quality and a significant slowdown in the level of loans migrating into our problem loan pool drove the lower required provision.  As of June 30, 2010, the allowance for loan losses was 2.11% of total loans and provided coverage of 38% of nonperforming loans compared to 2.30% and 41%, respectively, at year-end 2009.

•
Average earning assets were $2.329 billion for the second quarter of 2010, an increase of $91.9 million, or 5.4% from the fourth quarter of 2009 driven by an increase in the overnight funds position and a higher investment portfolio, partially offset by a decline in the loan portfolio.

•	As of June 30, 2010, we are well-capitalized with a risk based capital ratio of 14.14% and a tangible capital ratio of 6.80% compared to 14.11% and 6.84%, respectively, at year-end 2009.

RESULTS OF OPERATIONS

Net Income

Net income for the second quarter of 2010 totaled $0.7 million ($0.04 per diluted share) compared to a net loss of $3.5 million ($0.20 per diluted share) for the first quarter of 2010 and net income of $0.8 million ($0.04 per diluted share) for the second quarter of 2009.  For the first six months of 2010, we reported a net loss of $2.7 million ($0.16 per diluted share) compared to net income of $1.4 million ($0.08 per diluted share) for the same period in 2009.

Net income for the second quarter of 2010 reflects a loan loss provision of $3.6 million compared to $10.7 million for the first quarter of 2010 and $8.4 million for the second quarter of 2009.  The decline in the loan loss provision was the primary factor driving earnings improvement over the first quarter of 2010.  Operating revenues (net interest income plus noninterest income) increased $1.1 million, or 2.8%, over the first quarter of 2010 due to higher fee income and an improved net interest margin, but was offset by higher noninterest expense of $1.2 million, or 3.7%.  Compared to the second quarter of 2009, a reduction in the loan loss provision of $4.8 million was offset by lower net interest income of $2.7 million, or 10.1%, and higher noninterest expense of $1.7 million, or 5.1%.  A lower earning asset yield driven by a reduction in average loans and unfavorable asset repricing was the primary factor impacting the decline in net interest income.  The unfavorable variance in noninterest expense from both the linked and prior year quarter is primarily attributable to higher cost for other real estate properties.

For the first six months of 2010, we recorded a loan loss provision of $14.4 million compared to $16.8 million for the same period of 2009.  The decline in earnings for the first half of 2010 is attributable to lower net interest income of $5.7 million, or 10.5%, as well as higher noninterest expense of $2.8 million, or 4.3%.  A lower earning asset yield due to reduction in average loan balances, unfavorable asset repricing and higher foregone interest on nonaccrual loans was the primary factor driving the unfavorable variance in net interest income.  Higher cost for other real estate properties drove the increase in noninterest expense.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest Income	$27,934	$28,154	$31,180	$56,088	$62,233
Taxable equivalent Adjustments	369	451	584	820	1,167
Total Interest Income (FTE)	28,303	28,605	31,764	56,908	63,400
Interest Expense	3,565	4,132	4,085	7,697	8,143
Net Interest Income (FTE)	24,738	24,473	27,679	49,211	55,257
Provision for Loan Losses	3,633	10,740	8,426	14,373	16,836
Taxable Equivalent Adjustments	369	451	584	820	1,167
Net Interest Income After provision for Loan Losses	20,736	13,282	18,669	34,018	37,254
Noninterest Income	14,674	13,967	14,634	28,641	28,676
Noninterest Expense	34,629	33,384	32,930	68,013	65,187
Income (Loss) Before Income Taxes	781	(6,135)	373	(5,354)	743
Income Tax Expense (Benefit)	50	(2,672)	(401)	(2,622)	(681)
Net Income (Loss)	$731	$(3,463)	$774	$(2,732)	$1,424

Basic Net Income (Loss) Per Share	$0.04	$(0.20)	$0.04	$(0.16)	$0.08
Diluted Net Income (Loss) Per Share	$0.04	$(0.20)	$0.04	$(0.16)	$0.08

Return on Average Equity	1.11%	(5.23)%	1.12%	(2.07)%	1.03%
Return on Average Assets	0.11%	(0.52)%	0.12%	(0.20)%	0.12%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 34.

Tax equivalent net interest income for the second quarter of 2010 was $24.7 million compared to $24.5 million for the first quarter of 2010 and $27.7 million for the second quarter of 2009.  For the first half of 2010, tax equivalent net interest income totaled $49.2 million compared to $55.3 million in 2009.

The increase of $0.2 million in tax equivalent net interest income on a linked quarter basis was primarily due to one additional calendar day and lower costs of funds, partially offset by a reduction in loan income.  The unfavorable variances of $3.2 million and $6.1 million from the second quarter of 2009 and first six months of  2009, respectively, are attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a favorable variance in our average cost of funds.

Tax equivalent interest income for the second quarter of 2010 was $28.3 million compared to $28.6 million for the first quarter of 2010 and $31.8 million for the second quarter of 2009.  The decrease in interest income when compared to both periods was primarily due to a reduction in loan income, which is attributable to declining loan balances, and continued unfavorable asset repricing. Foregone interest on nonaccrual loans decreased slightly from the linked quarter and has declined the past two quarters.

Interest expense for the second quarter of 2010 was $3.6 million compared to $4.1 million for both the linked quarter and the comparable quarter in 2009, respectively. The lower cost of funds when compared to the linked quarter was a result of a reduction in the rates on the money market promotional accounts and certificates of deposit. Although deposits have grown significantly year over year, the lower funding costs compared to the same quarter in 2009 was a result of a decline in the rate on subordinated notes and lower costs for certificates of deposit.

The net interest margin in the second quarter of 2010 was 4.26%, an increase of five basis points over the linked quarter and a decline of 85 basis points from the second quarter of 2009.  The increase in the margin when compared the linked quarter was a result of a 10 basis point reduction in the cost of funds partially offset by a lower yield on earning assets of five basis points.  The lower cost of funds was a result of a reduction in the rates on the money market promotional accounts and certificates of deposit. The decline from the second quarter of 2009 is attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a favorable variance in our average cost of funds.

Strong deposit growth in recent quarters has improved our liquidity position, but has adversely impacted our margin in the short term as a significant portion of this growth is currently invested in overnight funds.  As we determine what portion of this growth is permanent, if appropriate, we will begin deploying the overnight funds into the investment portfolio.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2010 was $3.6 million compared to $10.7 million in the first quarter of 2010 and $8.4 million for the second quarter of 2009.  For the first six months of 2010, the loan loss provision totaled $14.4 million compared to $16.8 million for the same period in 2009.  The lower provision for the current quarter and first half of the year primarily reflects a significant reduction in the level of loans migrating into our problem loan pool.   A reduction in specifically identified impaired reserves coupled with a lower level of inherent losses for the non-impaired portion of our loan portfolio driven by improving risk factors also favorably impacted the provision for the current quarter.

Net charge-offs in the second quarter of 2010 totaled $6.4 million, or 1.39% of average loans, compared to $13.5 million, or 2.91%, in the first quarter of 2010.  The reduction in net charge-offs compared to the first quarter of 2010 primarily reflects charge-offs realized in the prior quarter for three large real estate loans that were migrating to the other real estate category.  For the first six months of 2010, net charge-offs totaled $19.9 million, or 2.16% of average loans, compared to $12.1 million, or 1.23%, for the same period of 2009.  A majority (approximately 64%) of our charge-offs through the first half of 2010 were for loans secured by residential real estate.  Charge-offs within our consumer loan portfolio declined significantly for the first six months of 2010 and totaled $1.0 million, or .85% of average consumer loans, compared to $2.3 million, or 1.90%, for the comparable period of 2009.  At quarter-end, the allowance for loan losses was 2.11% of outstanding loans (net of overdrafts) and provided coverage of 38% of nonperforming loans compared to 2.23% and 38%, respectively, at the end of the prior quarter.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

CHARGE-OFFS
Commercial, Financial and Agricultural	$405	$842	$388	$1,247	$1,245
Real Estate - Construction	1,220	3,722	3,356	4.942	3,676
Real Estate - Commercial Mortgage	920	4,631	123	5,551	1,125
Real Estate - Residential	4,725	3,727	2,379	8,452	4,354
Consumer	360	1,507	1,145	1,867	3,262
Total Charge-offs	7,630	14,429	7,391	22,059	13,662

RECOVERIES
Commercial, Financial and Agricultural	181	77	84	258	158
Real Estate - Construction	8	-	-	8	385
Real Estate - Commercial Mortgage	43	157	1	200	1
Real Estate - Residential	638	114	51	752	109
Consumer	370	541	439	911	951
Total Recoveries	1,240	889	575	2,129	1,604

Net Charge-offs	$6,390	$13,540	$6,816	$19,930	$12,058

Net Charge - Off's (Annualized)	1.39%	2.91%	1.39%	2.16%	1.23%
as a percent of Average
Loans Outstanding, Net of
Unearned Interest

Noninterest Income

Noninterest income for the second quarter of 2010 increased $707,000, or 5.1%, from the first quarter of 2010 attributable to higher deposit fees of $411,000 and retail brokerage fees of $281,000.  The improvement in deposit fees reflects a favorable one-day calendar variance and higher activity levels.  The increase in retail brokerage fees was primarily driven by higher trading volume.  For the first six months of 2010, we realized a $34,000, or 0.1%, decline in noninterest income primarily reflecting lower mortgage banking fees and deposit fees, partially offset by an increase in retail brokerage fees and debit card fees.

Noninterest income represented 37.6% and 37.2% of operating revenues, respectively, for the three and six month periods of 2010 compared to 35.1% and 34.7%, respectively, for the same three and six month periods of 2009.  The higher ratio for 2010 reflects the decline in net interest income discussed under the section entitled “Net Interest Income”.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Noninterest Income:
Service Charges on Deposit Accounts	$7,039	$6,628	$7,162	$13,667	$13,860
Data Processing Fees	919	900	896	1,819	1,766
Asset Management Fees	1,080	1,020	930	2,100	1,900
Retail Brokerage Fees	846	565	625	1,411	1,118
Investment Security Gains	-	5	6	5	6
Mortgage Banking Fees	641	508	902	1,149	1,486
Interchange Fees (1)	1,289	1,212	1,118	2,501	2,174
ATM/Debit Card Fees (1)	1,073	963	884	2,036	1,747
Other	1,787	2,166	2,111	3,953	4,619

Total Noninterest Income	$14,674	$13,967	$14,634	$28,641	$28,676

(1) Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $410,000, or 6.2%, over the first quarter of 2010 and decreased $124,000, or 1.7%, from the second quarter of 2009.  The increase over the linked quarter is primarily due to a one-day calendar variance.  For the first half of 2010, deposit service charge fees decreased $193,000, or 1.4%, from the same period in 2009, primarily reflective of a decline in activity levels.  Effective July 2010, new federal rules under the Electronic Funds Transfer Act will potentially reduce the level of our overdraft fees prospectively.  We have implemented strategies to mitigate the impact of the new rules on this revenue source and anticipate that deposit fees will be lower for the second half of 2010; however, we cannot quantify the full impact at this time.

Retail Brokerage Fees.  Fees from the sale of retail investment and insurance products increased $281,000, or 49.7%, over the first quarter of 2010 and $221,000, or 35.4%, over the second quarter of 2009.  For the first six months of 2010, fees increased by $293,000, or 26.2%, over the same period in 2009.  The increase for all periods reflects increased trading activity by clients reflective of improved stock market conditions.

Asset Management Fees.  Fees from asset management activities increased $60,000, or 5.9%, over the first quarter of 2010 and $150,000, or 16.1%, over the second quarter of 2009.  The increase for both periods primarily reflects improvement in asset values.  For the first half of 2010, fees increased $200,000, or 10.5%, due also to the improved asset values.  At June 30, 2010, assets under management totaled $678.9 million compared to $712.8 million for the linked quarter and $651.6 million at the end of the second quarter of 2009.

Mortgage Banking Fees.  Mortgage banking fees increased $133,000, or 26.2%, over the first quarter of 2010 and decreased $260,000, or 28.9%, over the second quarter of 2009.  The increase over the linked quarter reflects a higher level of FHA loan production which provides a greater profit margin.  For the first half of the 2010, fees decreased $336,000, or 22.7%, reflective of the spike in refinancing activity during the second quarter of 2009.

Bank Card Fees.  Bank card fees (including interchange fees and ATM/debit card fees) increased by $187,000, or 8.6%, over the first quarter of 2010 and $360,000, or 18.0%, over the second quarter of 2009.  For the first half of 2010, bank card fees increased $616,000, or 15.7%, over the same period in 2009.  The increase for all periods primarily reflects an increase in interchange fees related to a client reward program implemented in early 2010 and higher foreign ATM fees related to a fee change in early 2010.

Other.  Other income decreased $379,000, or 17.5%, from the first quarter of 2010 and $324,000, or 15.4% from the second quarter of 2009.  For the first half of 2010, other income decreased $666,000, or 14.4%, from the same period in 2009.  For all periods, the decline is primarily attributable to lower merchant fees which reflect the migration during 2009 of our remaining merchant accounts to a new processor.  Our sole remaining merchant is scheduled to migrate to a new processor in the third quarter of 2010.

Noninterest Expense

Noninterest expense increased $1.2 million, or 3.7%, from the first quarter of 2010 driven by higher expense for other real estate properties of $1.3 million, which includes holding costs, valuation adjustments due to property devaluation and losses on sale of properties, as well as an increase in FDIC insurance premium expense of $795,000.  Lower expense for cash/stock incentives of $800,000, reflective of lower than expected company performance, partially offset the aforementioned increases.

For the first six months of 2010, as compared to the same period in 2009, noninterest expense increased $2.8 million, or 4.3%, due primarily to higher expense for other real estate properties of $4.8 million, partially offset by lower pension expense of $1.2 million and intangible amortization of $0.6 million.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Noninterest Expense:
Salaries	$12,533	$13,049	$12,337	$25,582	$25,478
Associate Benefits	3,051	3,730	3,712	6,781	7,808
Total Compensation	15,584	16,779	16,049	32,363	33,286

Premises	2,585	2,408	2,540	4,993	4,885
Equipment	2,192	2,181	2,304	4,373	4,641
Total Occupancy	4,777	4,589	4,844	9,366	9,526

Legal Fees	1,109	1,046	827	2,156	1,665
Professional Fees	1,047	1,048	931	2,095	1,891
Processing Services	974	887	880	1,861	1,788
Advertising	877	678	752	1,555	1,607
Travel and Entertainment	243	232	234	474	528
Printing and Supplies	320	404	464	724	941
Telephone	517	550	547	1,067	1,116
Postage	450	447	452	897	870
Insurance - Other	1,982	1,188	2,192	3,172	3,058
Intangible Amortization	710	710	1,010	1,420	2,021
Interchange Fees	329	554	483	883	1,220
Courier Service	115	116	111	231	249
Other Real Estate Owned	4,082	2,825	1,333	6,907	2,092
Miscellaneous	1,513	1,331	1,821	2,842	3,329
Total Other	14,268	12,016	12,037	26,284	22,375

Total Noninterest Expense	$34,629	$33,384	$32,930	$68,013	$65,187

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense decreased $1.2 million, or 7.1%, from the first quarter of 2010 primarily due to lower salary expense ($516,000) and associate benefit expense ($679,000).  The decline in salary expense is primarily attributable to lower associate cash incentive expense ($162,000) and unemployment tax expense ($229,000) as well as higher realized loan cost ($111,000).  The reduction in associate benefit expense reflects a decline in the expense for our stock incentive program reflecting a lower level of expected pay-out.  Compared to the second quarter of 2009, salaries and associate benefit expense decreased $465,000, or 2.9%, primarily due to lower pension expense ($616,000) partially offset by lower realized loan cost ($203,000).  The reduction in pension expense reflects a higher level of expected return on plan assets which has a positive impact on our accounting expense.  The decline in realized loan cost, which for accounting purposes is a reduction in expense, reflects lower loan production.

For the first half of 2010, compensation expense decreased $923,000, or 2.8%, from the same period of 2009 primarily due to lower expense for associate benefits which declined $1.0 million, or 13.2%, reflecting lower pension expense ($1.2 million), partially offset by higher expense for associate insurance ($113,000) and stock compensation expense ($110,000).  The reduction in pension expense reflects a higher level of expected return on plan assets which has a positive impact on our accounting expense.  Associate insurance expense increased due to higher premium costs and the increase in stock compensation expense reflects a higher level of expected pay-out compared to the comparable prior year period.

Occupancy. Occupancy expense (including premises and equipment) increased $188,000, or 4.1%, from the first quarter of 2010, and decreased $67,000, or 1.4%, from the second quarter of 2009.  For the first half of 2010, occupancy expense declined by $160,000, or 1.7%, compared to the same period in 2009.  Compared to the linked quarter, higher depreciation expense reflective of three newly opened offices drove the increase.  Lower maintenance and repair expense drove the decline from the both the prior year periods reflecting the re-negotiation of several vendor maintenance agreements during 2009.

Other.  Other noninterest expense increased $2.3 million, or 18.7%, over the first quarter of 2010 and increased $2.2 million, or 18.5%, over the second quarter of 2009.   The increase over both prior periods primarily reflects higher costs for other real estate properties, which include holding costs as well as valuation adjustments due to property devaluation and losses from the sale of properties.  Expense for other real estate properties increased $1.3 million over the linked quarter and $2.7 million over the second quarter in 2009.  Compared to the linked quarter, higher expense for FDIC insurance expense ($795,000) contributed to the quarter over quarter increase reflective of higher premium costs.  Compared to the second quarter of 2009, lower intangible amortization expense ($301,000) partially offset the aforementioned increase for other real estate properties.  The reduction in intangible amortization expense reflects the full amortization of one of our core deposit intangibles in the fourth quarter of 2009.

For the first half of 2010, other noninterest expense increased $3.9 million, or 17.5%, due also to higher expense for other real estate properties ($4.8 million), partially offset by lower intangible amortization expense ($602,000) and a decrease in interchange fees ($337,000).

The operating net noninterest expense ratio (expressed as noninterest income minus noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of average assets) was 2.88% for the second quarter of 2010 compared to 2.81% for the first quarter of 2010 and 2.77% for the second quarter of 2009.  Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 86.06% for the second quarter of 2010 compared to 85.00% for the linked quarter and 75.44% for the second quarter of 2009.  For the first half of 2010, these metrics were 2.85% and 85.54%, compared to 2.79% and 75.26%, respectively, for the same period of 2009.  The variance in our efficiency ratio compared to the prior year periods is primarily due to a lower level of net interest income and to a lesser extent the increase in our noninterest expense driven by the aforementioned increase in expense for other real estate properties.

Income Taxes

We realized tax expense of $50,000 for the second quarter of 2010 compared to a tax benefit of $2.7 million for the first quarter of 2010 and $401,000 for the second quarter of 2009.  For the first half of 2010, we realized a tax benefit of $2.6 million compared to a tax benefit of $681,000 for the same period of 2009.  A higher level of financial statement operating income was the primary reason for the increase in the income tax provision for the current quarter compared to the first quarter of 2010 and second quarter of 2009.  A higher financial statement operating loss drove the increase in the tax benefit for the first half of 2010.  Financial statement/tax differences for tax-free loan and investment income favorably impacted our tax provision for the current quarter and first half of 2010 by approximately $239,000 and $544,000, respectively.

FINANCIAL CONDITION

Average assets increased $103.2 million, or 4.0%, to $2.678 billion for the quarter ended June 30, 2010 from $2.575 billion in the fourth quarter of 2009.  Average earning assets were $2.329 billion for the second quarter of 2010, an increase of $91.9 million, or 5.4% from the fourth quarter of 2009.  The improvement is primarily attributable to an increase in the overnight funds position and a higher investment portfolio, partially offset by declines in the loan portfolio.

Investment Securities

In the second quarter of 2010, the average balance of the investment portfolio increased $40.5 million, or 22.5%, compared to the fourth quarter of 2009 and $51.8 million, or 30.7%, from the prior quarter.  As a percentage of average earning assets, the investment portfolio represented 9.5% in the second quarter of 2010, compared to 9.5% in the fourth quarter of 2009 and 7.2% in the linked quarter. The increase in the average balance of the investment portfolio was primarily attributable to a $60.0 million purchase of U.S. Treasury securities late in the first quarter and early in the second quarter of 2010 given our strong liquidity level.  If appropriate, we will continue to look to deploy a portion of the funds sold position in the investment portfolio during the second half of 2010.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of June 30, 2010, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.

At June 30, 2010, the investment portfolio maintained a net pre-tax unrealized gain of $2.4 million compared to a net pre-tax unrealized gain of $2.0 million at December 31, 2009.  The increase in unrealized gains compared to the fourth quarter of 2009 was primarily attributable to lower yields throughout the majority of bond products, resulting in higher bond prices. The investment portfolio has seven positions that have an unrealized loss of $0.6 million.  Six of these positions representing approximately $1.3 million of our investment portfolio have minimal unrealized losses.  All of the positions have been in a loss position for less than 12 months.  These positions consist of municipal bonds pre-refunded with U.S. Government securities which are not considered impaired, and are expected to mature at par or better.  The remaining position is a bank preferred stock issue that has an unrealized loss of $0.6 million and a zero book value as of June 30, 2010.  This security has accumulated other than temporary credit impairment of $0.4 million.  We continue to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

Loans

Average loans decreased $103.5 million, or 5.3%, from the fourth quarter of 2009 and $45.0 million, or 2.4%, from the linked quarter.  The portfolio continues to be impacted by diminished loan demand, attributable to the weak economy, as we have experienced lower production levels in recent quarters.  In addition to lower production and normal amortization/payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the Other Real Estate Owned category, which collectively, accounted for $43.7 million or 42.2%, of the net reduction during the first half of 2010.  Loans as a percent of average earning assets, has declined to 79.0% in 2010 which is down from the year-end 2009 level of 86.9%.

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

As part of our loan portfolio analysis procedures during the second quarter of 2010, we reclassified approximately $10.0 million in loans from the construction real estate loan category to the residential real estate categories as these loans have migrated to a permanent term status.  We also identified approximately $30.0 million in business purposes loans secured by residential real estate (rental houses) that were reclassified from the commercial real estate category to the residential real estate category to better reflect that nature of the underlying collateral for these loans.

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

While we have a majority of our loans (78.6%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At June 30, 2010, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 37.1% and 38.4%, respectively, of the loan portfolio.  Furthermore, approximately 10.8% of our loan portfolio is secured by vacant residential land loans.  These loans include both improved and unimproved land and are comprised of loans to individuals as well as builders/developers.

Nonperforming Assets

At June 30, 2010, nonperforming assets (including nonaccrual loans, restructured loans and other real estate owned) totaled $149.8 million, a decrease of $3.9 million from the first quarter of 2010, and an increase of $5.8 million, or 4.0%, from the fourth quarter of 2009.  The decrease from the linked quarter was primarily attributable to a decline in restructured loans of $3.6 million.  Nonaccrual loans decreased $1.9 million from the linked quarter reflecting the continued slowing of loans migrating into our problem loan pool and the transfer of loans to the other real estate owned category, which increased $1.7 million from the prior quarter.  Quarter over quarter, gross additions to our problem loan pool fell by more than 50%.  Vacant residential land loans represented $23.7 million (approximately 100 borrowing relationships), or 32% of our nonaccrual loan balance at the end of the second quarter compared to $28.1 million, or 33% at year-end 2009.  Nonperforming assets represented 8.01% of loans and other real estate at the end of the second quarter compared to 8.10% at the prior quarter-end and 7.38% at year-end 2009.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level sufficient to provide for the estimated loan losses inherent in the loan portfolio as of the balance sheet date.  Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk.  All related risks of lending are considered when assessing the adequacy of the loan loss reserve.  The allowance for loan losses is established through a provision charged to expense.  Loans are charged against the allowance when management believes collection of the principal is unlikely.  The allowance for loan losses is based on management's judgment of overall loan quality.  This is a significant estimate based on a detailed analysis of the loan portfolio.  The balance can and will change based on changes in the assessment of the portfolio's overall credit quality.  We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $38.4 million at June 30, 2010 compared to $44.0 million at December 31, 2009.  The allowance for loan losses was 2.11% of outstanding loans (net of overdrafts) and provided coverage of 38% of nonperforming loans at June 30, 2010 compared to 2.30% and 41%, respectively, at year-end 2009.  The decrease in our allowance from year-end 2009 reflects a lower required level of both general and impaired loan reserves.  The level of loans migrating into impaired status slowed significantly in the current quarter and risk factors associated within our non-impaired loan portfolio improved.  It is management’s opinion that the allowance at June 30, 2010 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.234 billion for the second quarter, an increase of $144.2 million, or 6.9%, from the fourth quarter and a decrease of $14.6 million, or 0.6%, from the prior quarter.  Deposit levels remain strong but are down from the linked quarter primarily attributable to lower money market balances and public funds.  The money market account promotion, which was launched during the third quarter of 2009 and concluded in the fourth quarter, has experienced runoff as rates were eased during the current quarter, but has generated in excess of $50.0 million in new deposit balances and served to support our core deposit growth initiatives and to further strengthen the bank’s overall liquidity position.  Public funds balances have declined slightly from the linked quarter reflecting anticipated seasonality within this deposit category primarily resulting from several larger, public depositors that reduced their balances during the quarter.  Our Absolutely Free Checking (“AFC”) products continue to be successful as both balances and the number of accounts continue to post growth quarter over quarter.  We continue to pursue prudent pricing discipline and to manage the mix of our deposits.  Therefore, we are not attempting to compete with higher rate paying competitors for deposits.  The improvement from the fourth quarter reflects higher public funds of $80.2 million and core deposits of $58.6 million fueled primarily by the success of the AFC products.

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

Estimated Changes in Net Interest Income (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
June 30, 2010	-7.4%	-4.0%	-1.2%	-0.7%
March 31, 2010	-8.1%	-4.6%	-1.3%	-1.0%

The net interest income at risk position improved for the second quarter of 2010, when compared to the linked quarter, for all rate scenarios.  Our largest exposure is at the +300 basis point (“bp”) level, with a measure of -7.4%, which is still within our policy limit of ±10.0%.  This is an improvement over the prior quarter, primarily attributable to lower interest bearing deposit balances which resulted in a decline in funding costs.  All measures of net interest income at risk are within our prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
June 30, 2010	-2.6%	1.9%	3.5%	-7.2%
March 31, 2010	-6.2%	-0.7%	2.1%	-5.9%

Our risk profile, as measured by EVE, improved for the second quarter of 2010, when compared to the linked quarter with the exception of the down 100 bp scenario, which reported a decline.  Our largest exposure is at the down 100 bp scenario, with a measure of -7.2%, which is still within our policy limit of ±7.5%.  The improvement from the linked quarter reflects a significant change in assumptions related to investment securities.  All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 bp scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  Our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

Overall, we have the ability to generate $954 million in liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity available to us is considered sufficient to meet our on-going needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is approximately one year and as of quarter-end had a net unrealized pre-tax gain of $2.4 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) of $262.2 million during the second quarter of 2010 compared to an average net overnight funds sold position of $112.8 million in the fourth quarter of 2009 and an average overnight funds sold position of $297.0 million in the prior quarter.  The favorable variance as compared to year-end is primarily attributable to the growth in deposits and net reductions in the loan portfolios, partially offset by higher balance in the investment portfolio.  The lower balance when compared to the linked quarter primarily reflects the purchase of investment securities.  If appropriate, we will continue to look to deploy a portion of the funds sold position in the investment portfolio during the second half of 2010.

Capital expenditures are expected to approximate $10.0 million over the next 12 months, which consist primarily of new banking office construction, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2010, advances from the FHLB consisted of $56.2 million in outstanding debt consisting of 47 notes.  During the second half of 2010, the Bank made FHLB advance payments totaling approximately $1.8 million and obtained seven new FHLB advances totaling $8.0 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly at a variable rate of LIBOR plus a margin of 1.90%. The rate for the second quarter was 2.19%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing was due quarterly at a fixed rate of 6.07% until June 2010, at which time it began to adjust quarterly to a variable rate of LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.  The rates on the CCBG Capital Trusts for the third quarter will adjust to 2.43% and 2.34%, respectively.

In accordance with our Federal Reserve Resolutions (discussed in further detail in our 2009 Form 10-K), CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.  Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

Capital

Equity capital was $261.7 million as of June 30, 2010, compared to $267.9 million as of December 31, 2009.  Our leverage ratio was 9.58% and 10.39%, respectively, and our tangible capital ratio was 6.80% and 6.84%, respectively, for the same periods.  Our risk-adjusted capital ratio of 14.14% at June 30, 2010, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first six months of 2010, shareowners’ equity decreased $6.2 million, or 4.6%, on an annualized basis.  During this same period, shareowners’ equity was negatively impacted by a net loss of $2.7 million and the payment of dividends totaling $4.9 million ($.290 per share).  Shareowners’ equity was positively impacted by the issuance of stock totaling approximately $0.4 million, a change in the net unrealized gain on investment securities of approximately $0.9 million, and accrual for performance shares of approximately $0.1 million.

At June 30, 2010, our common stock had a book value of $15.32 per diluted share compared to $15.72 at December 31, 2009.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income.  At June 30, 2010, the net unrealized gain on investment securities available for sale was $1.5 million and the amount of our unfunded pension liability was $15.4 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period.  In addition, in accordance with our Federal Reserve Resolutions (discussed in further detail in our 2009 Form 10-K), the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend.  As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not be able to receive the required approvals.  As of June 30, 2010, we believe we have sufficient cash to fund shareowner dividends for the remainder of 2010 should the Board choose to declare and pay a quarterly dividend during the year.  Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals.  We will continue to evaluate the payment of dividends on a quarterly basis and consult with our regulators concerning matters relating to our overall dividend policy.  As a result of our evaluations, we reduced our quarterly dividend from $0.19 per share to $0.10 per share in May 2010.  An inability to obtain regulatory approval or earn the dividend in future quarters may result in further reduction or elimination of the dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2010, we had $345.8 million in commitments to extend credit and $13.0 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations.  In the event these commitments require funding in excess of historical levels, management believes current liquidity, available advances from the FHLB and the Federal Reserve, and investment security maturities provide a sufficient source of funds to meet these commitments.

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

Intangible Assets.  Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  The timing of an impairment test may result in charges to our statement of income in our current reporting period that could not have reasonably been foreseen in prior periods.  In addition, impairment testing requires management to make significant assumptions and estimates relating to the fair value of its reporting unit.  Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset carried on our balance sheet to its estimated fair value.  Assumptions and estimates about future values are complex and often subjective.  They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.  Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially affect our reported financial results.  A goodwill impairment charge would not adversely affect the calculation of our risk based and tangible capital ratios.

Our annual review for impairment determined that no impairment existed at December 31, 2009.  Because the book value of our equity exceeded our market capitalization as of June 30, 2010, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed.  Based on this assessment, we concluded that no further testing for impairment was needed as of June 30, 2010.  We will continue to monitor various goodwill impairment indicators, including our stock price and anticipated level of future performance.  An impairment charge to goodwill may be required should these indicators realize further decline.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended June 30,						Six Months Ended June 30,
		2010			2009			2010			2009
	Average		Average	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate

Assets:
Loans, Net of Unearned Interest(1)(2)	$1,841,379	$26,795	5.84%	$1,974,197	$29,954	6.09%	$1,863,749	$53,975	5.84%	$1,969,169	$59,678	6.11%
Taxable Investment Securities(2)	128,268	708	2.21	89,574	742	3.31	99,954	1,208	2.42	90,248	1,518	3.37
Tax-Exempt Investment Securities	92,140	624	2.71	106,869	1,067	4.00	94,713	1,377	2.91	104,005	2,200	4.23
Funds Sold	267,578	176	0.26	4,641	1	0.10	285,331	348	0.24	7,363	4	0.12
Total Earning Assets	2,329,365	28,303	4.87%	2,175,281	31,764	5.86%	2,343,747	56,908	4.90%	2,170,785	63,400	5.89%
Cash & Due From Banks	50,739			81,368			52,795			79,109
Allowance For Loan Losses	(41,074)			(41,978)			(42,820)			(40,003)
Other Assets	339,458			291,681			334,677			286,801
TOTAL ASSETS	$2,678,488			$2,506,352			$2,688,399			$2,496,692

Liabilities:
NOW Accounts	$879,329	$400	0.18%	$709,039	$249	0.14%	$873,200	$784	0.18%	$714,123	$474	0.13%
Money Market Accounts	333,976	331	0.40	298,007	192	0.26	353,958	1,020	0.58	309,719	382	0.25
Savings Accounts	131,333	17	0.05	123,034	15	0.05	128,856	32	0.05	120,601	29	0.05
Other Time Deposits	430,571	1,615	1.50	417,545	2,044	1.96	434,321	3,465	1.61	404,847	4,110	2.05
Total Interest Bearing Deposits	1,775,209	2,363	0.53	1,547,625	2,500	0.65	1,790,335	5,301	0.60	1,549,290	4,995	0.65
Short-Term Borrowings	22,694	12	0.20	87,768	88	0.40	26,662	29	0.21	86,550	156	0.36
Subordinated Note Payable	62,887	639	4.02	62,887	931	5.86	62,887	1,290	4.08	62,887	1,858	5.88
Other Long-Term Borrowings	52,704	551	4.20	52,775	566	4.30	51,350	1,077	4.23	52,997	1,134	4.31
Total Interest Bearing Liabilities	1,913,494	3,565	0.75%	1,751,055	4,085	0.94%	1,931,234	7,697	0.80%	1.751,724	8,143	0.94%
Noninterest Bearing Deposits	458,969			423,566			451,094			415,020
Other Liabilities	42,152			54,617			39,870			50,586
TOTAL LIABILITIES	2,414,615			2,229,238			2,422,198			2,217,330

TOTAL SHAREOWNERS’ EQUITY	263,873			277,114			266,201			279,362

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,678,488			$2,506,352			$2,688,399			$2,496,692

Interest Rate Spread			4.12%			4.92%			4.10%			4.95%
Net Interest Income		$24,738			$27,679			$49,211			$55,257
Net Interest Margin(3)			4.26%			5.11%			4.24%			5.13%
(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $363,000 and $782,000, for the three and six months ended June 30, 2010 versus $366,000 and $847,000 for the comparable periods ended June 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2010, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2009 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2009 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes in our risk factors from those disclosed in our 2009 Form 10-K, except for the following:

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  As of June 30, 2010, approximately 78.6% of our loans had real estate as a primary, secondary, or tertiary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of June 30, 2010, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia.  The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in those areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified.  In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a manmade disaster such as the recent BP p.l.c. oil spill in the Gulf of Mexico, could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us.  We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

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

Date: August 6, 2010

                                       -38-