Form 10-Q
period 2010-09-30
CAPITAL CITY BANK GROUP INC
filed 2010-11-08
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

(850) 402-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At October 31, 2010, 17,095,481 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

INTRODUCTORY NOTE
Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

▪	legislative or regulatory changes;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the valuation allowance on deferred tax assets;
▪	continued depression of the market value of the Company that could result in an impairment of goodwill;
▪	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;
▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	our need and our ability to incur additional debt or equity financing;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters, including the BP p.l.c. oil spill in the Gulf of Mexico;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(Dollars In Thousands, Except Share Data)	(Unaudited) September 30, 2010	December 31, 2009

ASSETS
Cash and Due From Banks	$48,701	$57,877
Federal Funds Sold and Interest Bearing Deposits	193,415	276,416

Total Cash and Cash Equivalents	242,116	334,293

Investment Securities, Available-for-Sale	231,303	176,673

Loans, Net of Unearned Interest	1,801,237	1,915,940
Allowance for Loan Losses	(37,720)	(43,999)

Loans, Net	1,763,517	1,871,941

Premises and Equipment, Net	115,689	115,439
Goodwill	84,811	84,811
Other Intangible Assets	1,901	4,030
Other Real Estate Owned	51,208	36,134
Other Assets	89,451	85,003

Total Assets	$2,579,996	$2,708,324

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$479,887	$427,791
Interest Bearing Deposits	1,641,556	1,830,443

Total Deposits	2,121,443	2,258,234

Short-Term Borrowings	38,138	35,841
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	46,456	49,380
Other Liabilities	50,383	34,083

Total Liabilities	2,319,307	2,440,425

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,095,481 and 17,036,407 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	171	170
Additional Paid-In Capital	36,864	36,099
Retained Earnings	237,471	246,460
Accumulated Other Comprehensive Loss, Net of Tax	(13,817)	(14,830)

Total Shareowners’ Equity	260,689	267,899

Total Liabilities and Shareowners’ Equity	$2,579,996	$2,708,324

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	Three Months Ended		Nine Months Ended

(Dollars in Thousands, Except Per Share Data)	2010	2009	2010	2009

INTEREST INCOME
Interest and Fees on Loans	$26,418	$29,463	$80,054	$88,742
Investment Securities:
U.S. Treasuries	315	125	748	444
U.S. Government Agencies	274	440	893	1,471
States and Political Subdivisions	339	641	1,235	2,073
Other Securities	86	117	242	285
Federal Funds Sold	144	1	492	5

Total Interest Income	27,576	30,787	83,664	93,020

INTEREST EXPENSE
Deposits	1,820	2,626	7,121	7,621
Short-Term Borrowings	31	113	60	269
Subordinated Notes Payable	376	936	1,666	2,794
Other Long-Term Borrowings	565	560	1,642	1,694

Total Interest Expense	2,792	4,235	10,489	12,378

NET INTEREST INCOME	24,784	26,552	73,175	80,642
Provision for Loan Losses	5,668	12,347	20,041	29,183

Net Interest Income After Provision For Loan Losses	19,116	14,205	53,134	51,459

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,399	7,099	20,066	20,959
Data Processing	911	914	2,730	2,680
Asset Management Fees	1,040	960	3,140	2,860
Securities Transactions	3	4	8	10
Mortgage Banking Fees	772	663	1,921	2,149
Bank Card Fees	2,327	2,005	6,864	5,926
Other	1,997	2,659	7,361	8,396

Total Noninterest Income	13,449	14,304	42,090	42,980

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,003	15,660	47,366	48,946
Occupancy, Net	2,611	2,455	7,604	7,340
Furniture and Equipment	2,288	2,193	6,661	6,835
Intangible Amortization	709	1,011	2,129	3,032
Other Real Estate Expense	3,306	1,952	10,213	4,044
Other	8,446	8,344	26,403	26,605

Total Noninterest Expense	32,363	31,615	100,376	96,802

INCOME (LOSS) BEFORE INCOME TAXES	202	(3,106)	(5,152)	(2,363)
Income Tax Expense (Benefit)	(199)	(1,618)	(2,821)	(2,299)

NET INCOME (LOSS)	$401	$(1,488)	$(2,331)	$(64)

Basic Net Income (Loss) Per Share	$0.02	$(0.08)	$(0.14)	$0.00

Diluted Net Income (Loss) Per Share	$0.02	$(0.08)	$(0.14)	$0.00

Average Basic Shares Outstanding	17,087,196	17,024,423	17,069,255	17,047,464
Average Diluted Shares Outstanding	17,087,927	17,024,098	17,070,087	17,048,030

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total

Balance, December 31, 2009	17,036,407	$170	$36,099	$246,460	$(14,830)	$267,899
Comprehensive Income:
Net Loss	—	—	—	(2,331)	—	(2,331)
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	—	—	—	—	1,013	1,013

Total Comprehensive Loss	—	—	—	—	—	(1,318)
Cash Dividends ($.3900 per share)	—	—	—	(6,658)	—	(6,658)
Stock Performance Plan Compensation	—	—	—	—	—	—
Issuance of Common Stock	59,074	1	765	—	—	766

Balance, September 30, 2010	17,095,481	$171	$36,864	$237,471	$(13,817)	$260,689

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

(Dollars in Thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,331)	$(64)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Provision for Loan Losses	20,041	29,183
Depreciation	5,306	5,015
Net Securities Amortization	2,421	1,692
Amortization of Intangible Assets	2,129	3,032
Gain on Securities Transactions	(8)	(10)
Loss on Impaired Security	61	—
Origination of Loans Held-for-Sale	(99,508)	(129,263)
Proceeds From Sales of Loans Held-for-Sale	94,857	130,564
Net Gain From Sales of Loans Held-for-Sale	(1,921)	(2,149)
(Increase) Decrease in Deferred Income Taxes	(661)	4,443
Net Decrease (Increase) in Other Assets	17,063	(6,907)
Net Increase in Other Liabilities	12,111	17,929

Net Cash Provided By Operating Activities	49,560	53,465

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(121,609)	(54,347)
Sales	505	2,806
Payments, Maturities, and Calls	65,185	57,687
Net Decrease (Increase) in Loans	63,048	(52,470)
Purchase of Premises & Equipment	(5,563)	(10,381)
Proceeds From Sales of Premises & Equipment	7	2

Net Cash Provided By (Used In) Investing Activities	1,573	(56,703)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in Deposits	(136,791)	(42,183)
Net (Decrease) Increase in Short-Term Borrowings	2,298	41,385
Addition of New Long-Term Borrowings	8,031	2,666
Decrease in Other Long-Term Borrowings	(10,000)	—
Repayment of Other Long-Term Borrowings	(956)	(3,189)
Dividends Paid	(6,658)	(9,722)
Repurchase of Common Stock	—	(1,561)
Issuance of Common Stock	766	996

Net Cash (Used In) Provided By Financing Activities	(143,310)	11,608

NET CHANGE IN CASH AND CASH EQUIVALENTS	(92,177)	(14,846)

Cash and Cash Equivalents at Beginning of Period	334,293	94,949

Cash and Cash Equivalents at End of Period	$242,116	$80,103

Supplemental Disclosure:
Interest Paid on Deposits	$7,884	$7,775

Interest Paid on Debt	$3,383	$4,763

Taxes Paid	$485	$5,667

Loans Transferred to Other Real Estate Owned	$31,907	$32,298

Issuance of Common Stock as Non-Cash Compensation	$765	$154

Transfer of Current Portion of Long-Term Borrowings	$10,000	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Prior period financial statements have been reformatted and amounts reclassified, as necessary, to conform to the current presentation. The Company and its subsidiary follow accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements, which are included in the 2009 Form 10-K.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2010

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury	$79,336	$1,860	$—	$81,196
States and Political Subdivisions	86,672	605	1	87,276
Residential Mortgage-Backed Securities	50,149	722	26	50,845
Other Securities(1)	12,586	—	600	11,986

Total Investment Securities	$228,743	$3,187	$627	$231,303

	December 31, 2009

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury	$22,270	$174	$—	$22,444
States and Political Subdivisions	106,455	1,166	71	107,550
Residential Mortgage-Backed Securities	33,375	798	30	34,143
Other Securities(1)	13,236	—	700	12,536

Total Investment Securities	$175,336	$2,138	$801	$176,673

(1)

Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $7.1 million and $4.8 million, respectively, at September 30, 2010, and $7.7 million and $4.8 million, respectively, at December 31, 2009.

Securities with an amortized cost of $61.7 million and $62.9 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances. FHLB stock of $7.1 million, which is included in other securities, is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

Maturity Distribution. As of September 30, 2010, the Company’s investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value

Due in one year or less	$72,373	$72,822
Due after one through five years	143,360	146,065
Due after five through 10 years	99	101
Due over 10 years	325	329
No Maturity	12,586	11,986

Total Investment Securities	$228,743	$231,303

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at September 30, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2010

	Less Than 12 Months		Greater Than 12 Months		Total

(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Agencies and Corporations	—	—	—	—	—	—
States and Political Subdivisions	970	1	—	—	970	1
Mortgage-Backed Securities	1,989	26	—	—	1,989	26
Other Securities	—	600	—	—	—	600

Total Investment Securities	$2,959	$627	$—	$—	$2,959	$627

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

At September 30, 2010, the Company had securities of $231.3 million with net unrealized gains of $2.6 million on these securities. Approximately $3.0 million of the investment securities, consisting of eight positions, have an unrealized loss totaling approximately $0.6 million. Seven of these positions representing approximately $3.0 million of our investment portfolio have minimal unrealized losses. All of the positions have been in a loss position for less than 12 months. These positions consist of municipal bonds pre-refunded with U.S. Government securities which are not considered impaired, and are expected to mature at par. The remaining position is a bank preferred stock issue that has an unrealized loss of $0.6 million and a zero book value as of September 30, 2010. This security has accumulated other than temporary credit impairment of $0.4 million. The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 - LOANS

The composition of the Company’s loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2010	December 31, 2009

Commercial, Financial and Agricultural	$156,049	$189,061
Real Estate-Construction(2)	45,346	111,249
Real Estate-Commercial(2)	680,639	716,791
Real Estate-Residential(1) (2)	444,562	408,578
Real Estate-Home Equity	250,795	246,722
Real Estate-Loans Held-for-Sale	13,970	7,891
Consumer	209,876	235,648

Loans, Net of Unearned Interest	$1,801,237	$1,915,940

(1)	Includes loans in process with outstanding balances of $10.0 million and $10.7 million for September 30, 2010 and December 31, 2009, respectively.

(2)

Reclassified $10 million in construction loans to residential real estate category and $30 million in commercial real estate loans to the residential real estate to better reflect the nature of the loans and their underlying collateral.

Net deferred fees included in loans at September 30, 2010 and December 31, 2009 were $1.8 million and $2.0 million, respectively.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the nine month periods ended September 30 was as follows:

(Dollars in Thousands)	2010	2009

Balance, Beginning of Period	$43,999	$37,004
Provision for Loan Losses	20,041	29,183
Recoveries on Loans Previously Charged-Off	2,653	2,249
Loans Charged-Off	(28,973)	(23,035)

Balance, End of Period	$37,720	$45,401

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Selected information pertaining to impaired loans is depicted in the table below:

	September 30, 2010		December 31, 2009

(Dollars in Thousands)	Balance	Valuation Allowance	Balance	Valuation Allowance

Impaired Loans:
With Related Valuation Allowance	$79,634	$16,203	$83,986	$21,066
Without Related Valuation Allowance	17,939	—	27,926	—

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $86.7 million and $88.8 million at September 30, 2010 and December 31, 2009, respectively. Intangible assets were as follows:

	September 30, 2010		December 31, 2009

(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Core Deposit Intangibles	$47,176	$45,928	$47,176	$43,943
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,214	1,867	1,070

Total Intangible Assets	$133,854	$47,142	$133,854	$45,013

Net Core Deposit Intangibles: As of September 30, 2010 and December 31, 2009, the Company had net core deposit intangibles of $1.2 million and $3.2 million, respectively. Amortization expense for the first nine months of 2010 and 2009 was approximately $2.0 million and $2.9 million, respectively. Estimated annual amortization expense for 2010 is $2.7 million.

Goodwill: As of September 30, 2010 and December 31, 2009, the Company had goodwill of $84.8 million. Goodwill is the Company’s only intangible asset that is no longer subject to amortization under the provisions of Accounting Standards Codification (“ASC”) 350-20-35-1, “Goodwill and Other Intangible Assets.”

Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of September 30, 2010, the book value of the Company’s equity exceeded its market capitalization, and as such the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of September 30, 2010. The Company will continue to test goodwill as defined by ASC Topic 350.

Other: As of September 30, 2010 and December 31, 2009, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.7 million and $0.8 million, respectively. This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships. Amortization expense for the first nine months of 2010 and 2009 was approximately $144,000. Estimated annual amortization expense is approximately $191,000 based on using a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company’s interest bearing deposits at September 30, 2010 and December 31, 2009 was as follows:

(Dollars in Thousands)	September 30, 2010	December 31, 2009

NOW Accounts	$830,297	$899,649
Money Market Accounts	282,848	373,105
Savings Deposits	135,143	122,370
Other Time Deposits	393,268	435,319

Total Interest Bearing Deposits	$1,641,556	$1,830,443

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01 (formerly SFAS No. 123R), “Share-Based Payment” (Revised) under the fair value method.

As of September 30, 2010, the Company had three stock-based compensation plans, consisting of the 2005 Associate Stock Incentive Plan (“ASIP”), the 2005 Associate Stock Purchase Plan (“ASPP”), and the 2005 Director Stock Purchase Plan (“DSPP”). Total compensation expense associated with these plans for the nine months ended September 30, 2010 and 2009 was $101,000 and $96,000, respectively.

ASIP. The Company’s ASIP allows the Company’s Board of Directors to award key associates various forms of equity-based incentive compensation. Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of performance shares. The Company, under the terms and conditions of the ASIP, created the 2010 Incentive Plan (“2010 Plan”), which has an award tied to an internally established earnings goal for 2010. The grant-date fair value of the shares eligible to be awarded in 2010 is approximately $913,000. In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance. A total of 58,648 shares are eligible for issuance. For the first nine months of 2010 and 2009, the Company recognized no expense related to the ASIP.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP. To date, the Company has issued a total of 67,040 shares of common stock under the ASIP.

Executive Stock Option Agreement. Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). The status of the options granted under this arrangement is detailed in the table provided below. In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007. No expense related to this plan was recognized for the first nine months of 2010 and 2009 as results did not meet the earnings performance goal.

A summary of the status of the Company’s options as of September 30, 2010 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	60,384	$32.79	4.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at September 30, 2010	60,384	$32.79	4.1	$—
Exercisable at September 30, 2010	60,384	$32.79	4.1	$—

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP. The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation. The DSPP has 93,750 shares reserved for issuance. A total of 80,181 shares have been issued since the inception of the DSPP. For the first nine months 2010 and 2009, the Company recognized approximately $20,000 in expense related to this plan.

ASPP. Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate’s eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. A total of 153,072 shares have been issued since inception of the ASPP. For the first nine months of 2010, the Company recognized approximately $81,000 in expense related to the ASPP plan compared to approximately $76,000 in expense for the same period in 2009.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in Thousands)	2010	2009	2010	2009

Discount Rate	5.75%	6.00%	5.75%	6.00%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,423	$1,398	$4,268	$4,194
Interest Cost	1,183	1,147	3,550	3,441
Expected Return on Plan Assets	(1,549)	(1,265)	(4,646)	(3,795)
Prior Service Cost Amortization	127	127	382	382
Net Loss Amortization	522	739	1,566	2,216

Net Periodic Benefit Cost	$1,706	$2,146	$5,120	$6,438

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in Thousands)	2010	2009	2010	2009

Discount Rate	5.75%	6.00%	5.75%	6.00%

Service Cost	$—	$5	$—	$15
Interest Cost	38	45	113	134
Prior Service Cost Amortization	45	45	135	135
Net Loss Amortization	(106)	(88)	(319)	(263)

Net Periodic Benefit Cost	$(23)	$7	$(71)	$21

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of September 30, 2010, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Thousands)	Amount

Commitments to Extend Credit(1)	$345,909
Standby Letters of Credit	$13,030

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Contingencies. The Company is a party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation. The Company is a member of the Visa U.S.A. network. Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”). As of September 30, 2010, the Company had approximately $0.8 million accrued for the contingent liability related to the Covered Litigation. The Company could be required to separately fund its proportionate share of any Covered Litigation losses, however, it is expected that all or a substantial amount of future settlements will be funded by a litigation escrow account established by Visa Inc.

NOTE 10 - COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130), requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. Comprehensive income totaled $1.3 million for the nine months ended September 30, 2010 and $26,000 for the comparable period in 2009. The Company’s comprehensive income consists of net income and changes in unrealized gains and losses on securities available-for-sale (net of income taxes) and changes in the pension liability (net of taxes). The after-tax increase in net unrealized gains on securities totaled approximately $1.0 million for the nine months ended September 30, 2010. Reclassification adjustments consist only of realized gains and losses on sales of investment securities and were not material for the same comparable periods. As of September 30, 2010, total accumulated other comprehensive loss (net of taxes) totaled $13.8 million consisting of a pension liability of $15.4 million and an unrealized gain on investment securities of $1.6 million. For the nine month period ended September 30, 2010, there was no change in the Company’s pension liability as this liability is adjusted on an annual basis at December 31st per ASC 715.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC 820-10 (Formerly SFAS No. 157), “Fair Value Measurements,” for financial assets and financial liabilities effective January 1, 2008. Subsequently, on January 1, 2009, the Company adopted ASC 820-10-15 (Formerly SFAS No. 157-2) “Effective Date of FASB Statement No. 157” for non-financial assets and non-financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

ASC 820-10 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820-10 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value on a recurring basis utilizing Level 1, 2, or 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service or a model that uses, as inputs, observable market based parameters. The fair value measurements consider observable data that may include quoted prices in active markets, or other inputs, including dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, and credit information and the bond’s terms and conditions.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

September 30, 2010
Securities available for sale:
U.S. Treasury	$81,196	$—	$—	$81,196
States and Political Subdivisions	2,813	84,463	—	87,276
Residential Mortgage-Backed Securities	—	50,845	—	50,845

December 31, 2009
Securities available for sale:
U.S. Treasury	22, 444	—	—	22,444
States and Political Subdivisions	3,709	103,841	—	107,550
Residential Mortgage-Backed Securities	—	34,143	—	34,143

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2010.

Impaired Loans. On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral. Collateral values are estimated using Level 2 inputs based on customized discounting criteria. Impaired loans had a carrying value of $97.6 million, with a valuation allowance of $16.2 million, resulting in an additional provision for loan losses of $8.6 million for the nine month period ended September 30, 2010.

Loans Held for Sale. Loans held for sale were $14.0 million as of September 30, 2010. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first nine months of 2010, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset. The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition totaled $31.9 million during the nine months ended September 30, 2010. In addition, the Company recognized subsequent losses totaling $6.5 million for foreclosed assets that were re-valued during the period and property sales which totaled $10.3 million. The carrying value of foreclosed assets was $51.2 million at September 30, 2010.

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

The Company’s financial instruments that have estimated fair values are presented below:

	September 30, 2010		December 31, 2009

(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Cash	$48,701	$48,701	$57,877	$57,877
Short-Term Investments	193,415	193,416	276,416	276,416
Investment Securities	231,303	231,303	176,673	176,673
Loans, Net of Allowance for Loan Losses	1,763,517	1,755,090	1,871,941	1,851,699

Total Financial Assets	$2,236,936	$2,228,510	$2,382,907	$2,362,665

Financial Liabilities:
Deposits	$2,121,443	$2,122,929	$2,258,234	$2,258,899
Short-Term Borrowings	38,138	37,364	35,841	34,209
Subordinated Notes Payable	62,887	62,889	62,887	62,569
Long-Term Borrowings	46,456	50,048	49,380	51,509

Total Financial Liabilities	$2,268,924	$2,273,230	$2,406,342	$2,407,186

All non-financial instruments are excluded from the above table. The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 12 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

ASU No.2010-20, “Receivable (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The accounting standard was amended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. The ASU is effective beginning with the first interim or annual reporting period ending after December 15, 2010. Because the amendment enhances current disclosure requirements and does not represent a departure from current GAAP, issuance and adoption of the ASU will not affect the Company’s financial position, results of operations, or liquidity, but will require additional disclosures in the Company’s interim and annual consolidated financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010			2009				2008

(Dollars in Thousands, Except Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth

Summary of Operations:
Interest Income	$27,576	$27,934	$28,154	$29,756	$30,787	$31,180	$31,053	$33,229
Interest Expense	2,792	3,565	4,132	4,464	4,235	4,085	4,058	5,482
Net Interest Income	24,784	24,369	24,022	25,292	26,552	27,095	26,995	27,747
Provision for Loan Losses	5,668	3,633	10,740	10,834	12,347	8,426	8,410	12,497
Net Interest Income After
Provision for Loan Losses	19,116	20,736	13,282	14,458	14,205	18,669	18,585	15,250
Noninterest Income	13,449	14,674	13,967	14,411	14,304	14,634	14,042	13,311
Noninterest Expense	32,363	34,629	33,384	35,313	31,615	32,930	32,257	31,002
Income (Loss) Before Provision for Income Taxes	202	781	(6,135)	(6,444)	(3,106)	373	370	(2,441)
Income Tax (Benefit) Expense	(199)	50	(2,672)	(3,037)	(1,618)	(401)	(280)	(738)
Net Income (Loss)	$401	$731	$(3,463)	$(3,407)	$(1,488)	$774	$650	$(1,703)
Net Interest Income (FTE)	$25,116	$24,738	$24,473	$25,845	$27,128	$27,679	$27,578	$28,387

Per Common Share:
Net Income (Loss) Basic	$0.02	$0.04	$(0.20)	$(0.20)	$(0.08)	$0.04	$0.04	$(0.10)
Net Income (Loss) Diluted	0.02	0.04	(0.20)	(0.20)	(0.08)	0.04	0.04	(0.10)
Dividends Declared	0.10	0.10	0.19	0.19	0.19	0.19	0.19	0.19
Diluted Book Value	15.25	15.32	15.34	15.72	15.76	16.03	16.18	16.27
Market Price:
High	14.24	18.25	14.61	14.34	17.10	17.35	27.31	33.32
Low	10.76	12.36	11.57	11.00	13.92	11.01	9.50	21.06
Close	12.14	12.38	14.25	13.84	14.20	16.85	11.46	27.24

Selected Average Balances:
Loans	$1,807,483	$1,841,379	$1,886,367	$1,944,873	$1,964,984	$1,974,197	$1,964,086	$1,940,083
Earning Assets	2,273,198	2,329,365	2,358,288	2,237,561	2,157,362	2,175,281	2,166,237	2,150,841
Assets	2,626,758	2,678,488	2,698,419	2,575,250	2,497,969	2,506,352	2,486,925	2,463,318
Deposits	2,172,165	2,234,178	2,248,760	2,090,008	1,950,170	1,971,190	1,957,354	1,945,866
Shareowners’ Equity	263,742	263,873	268,555	268,556	275,027	277,114	281,634	302,227
Common Equivalent Shares:
Basic	17,087	17,063	17,057	17,034	17,024	17,010	17,109	17,125
Diluted	17,088	17,074	17,070	17,035	17,025	17,010	17,131	17,135

Ratios:
ROA	0.06%	0.11%	(0.52)%	(0.52)%	(0.24)%	0.12%	0.11%	(0.28)%
ROE	0.60%	1.11%	(5.23)%	(5.03)%	(2.15)%	1.12%	0.94%	(2.24)%
Net Interest Margin (FTE)	4.38%	4.26%	4.21%	4.59%	4.99%	5.11%	5.16%	5.26%
Efficiency Ratio	82.08%	86.06%	85.00%	85.21%	73.86%	75.44%	75.07%	71.21%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Results of Operations,” “Financial Condition,” “Market Risk and Interest Rate Sensitivity,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2010 compares with the prior year. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

In this MD&A, we present an operating efficiency ratio and an operating net noninterest expense as a percent of average assets ratio, both of which are not calculated based on accounting principles generally accepted in the United States (“GAAP”), but that we believe provide important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and merger expenses, by the sum of tax equivalent net interest income and noninterest income. We calculate our operating net noninterest expense as a percent of average assets by subtracting noninterest expense (excluding intangible amortization and merger expenses) from noninterest income. Management uses these non-GAAP measures as part of its assessment of its performance in managing noninterest expenses. We believe that excluding intangible amortization and merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended			Nine Months Ended

	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Efficiency ratio	83.92%	87.86%	76.30%	86.22%	77.24%
Effect of intangible amortization expense	(1.84)%	(1.80)%	(2.44)%	(1.83)%	(2.42)%

Operating efficiency ratio	82.08%	86.06%	73.86%	84.39%	74.82%

Reconciliation of operating net noninterest expense ratio:

	Three Months Ended			Nine Months Ended

	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net noninterest expense as a percent of average assets	2.86%	2.99%	2.75%	2.92%	2.88%
Effect of intangible amortization expense	(0.11)%	(0.11)%	(0.16)%	(0.10)%	(0.16)%

Operating net noninterest expense as a percent of average assets	2.75%	2.88%	2.59%	2.81%	2.72%

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

BUSINESS OVERVIEW

We are a bank holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly-owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 70 full-service offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and noninterest income such as service charges on deposit accounts, asset management and trust fees, retail securities brokerage fees, mortgage banking revenues, bank card fees, and data processing revenues.

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

Much of our lending operations are in the State of Florida, which has been particularly hard hit in the current U.S. economic recession. Evidence of the economic downturn in Florida is reflected in current unemployment statistics. According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) in August 2010 was 12.4% compared to 11.7% at the end of 2009 and 8.2% at the end of 2008. A worsening of the economic condition in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

Recent Legislation Impacting the Financial Services Industry

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to us, our clients, or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, financial regulatory systems, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place certain limitations on certain revenues those deposits generate. We continue to assess the impact that the Dodd-Frank Act will have on us.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Financial Performance Highlights –

•

Net income for the third quarter of 2010 totaled $0.4 million, or $0.02 per diluted share, compared to net income of $0.7 million, or $0.04 per diluted share, for the second quarter of 2010 and a net loss of $1.5 million, or $0.08 per diluted share, for the third quarter of 2009. For the first nine months of 2010, we realized a net loss of $2.3 million or $0.14 per diluted share compared to a net loss of $0.1 million, or $0.00 per diluted share, for the comparable period of 2009.

•

Net income for the third quarter of 2010 reflects total credit related costs (loan loss provision and other real estate owned property costs (valuation adjustments, holding costs, and loss on sale) of $9.0 million, compared to $7.7 million for the second quarter of 2010 and $14.3 million for the third quarter of 2009. Credit related costs were $30.2 million for the first nine months of 2010 compared to $33.2 million for the same period in 2009.

•

Tax equivalent net interest income for the third quarter of 2010 was $25.1 million compared to $24.7 million for the second quarter of 2010 and $27.1 million for the third quarter of 2009. For the first nine months of 2010, tax equivalent net interest income totaled $74.3 million compared to $82.4 million in 2009.

•

Noninterest income decreased $1.2 million, or 8.3%, from the second quarter of 2010 due to lower deposit fees and retail brokerage fees. Year over year, noninterest income declined by $0.9 million for both the three and nine-month periods primarily driven by lower deposit fees.

•

Noninterest expense decreased $2.3 million, or 6.5%, from the second quarter of 2010 driven by a reduction in expense for other real estate owned properties ($0.8 million), FDIC insurance ($0.4 million), advertising ($0.5 million), and pension plan expense ($0.4 million). Year over year, noninterest expense increased $0.7 million, or 2.4%, and $3.6 million, or 3.7%, for the three and nine-month periods, respectively. For both periods, higher expense for other real estate owned properties was partially offset by lower compensation expense and intangible amortization.

•

Loan loss provision for the third quarter of 2010 was $5.7 million, up $2.1 million from the second quarter of 2010, but down $6.6 million from the third quarter of 2009. For the first nine months of 2010, the loan loss provision was $20.0 million compared to $29.2 million for the same period in 2009. The increase over the second quarter reflects an increase in the volume of loans migrating to impaired status and collateral devaluation on existing impaired loans. Compared to the prior year periods, the lower loan loss provision primarily reflects a reduction in loans migrating into our problem loan pool as well as other stabilizing trends within the loan portfolio. As of September 30, 2010, the allowance for loan losses was 2.10% of total loans and provided coverage of 40% of nonperforming loans compared to 2.30% and 41%, respectively, at year-end 2009.

•

Average earning assets were $2.273 billion for the third quarter of 2010, an increase of $35.6 million, or 1.6% over the fourth quarter of 2009 driven by an increase in the overnight funds position ($139.6 million) and a higher investment portfolio ($33.4 million), partially offset by a decline in the loan portfolio ($137.4 million).

•	As of September 30, 2010, we are well-capitalized with a risk based capital ratio of 14.29% and a tangible capital ratio of 6.98% compared to 14.11% and 6.84%, respectively, at year-end 2009.

RESULTS OF OPERATIONS

Net Income

Net income for the third quarter of 2010 totaled $0.4 million, or $0.02 per diluted share compared to net income of $0.7 million or $0.04 per diluted share for the second quarter of 2010 and a net loss of $1.5 million, or $0.08 per diluted share for the third quarter of 2009. For the first nine months of 2010, we realized a net loss of $2.3 million, or $0.14 per diluted share, compared to a net loss of $0.1 million, or $0.00 per diluted share, for the same period in 2009.

Net income for the third quarter reflects a loan loss provision of $5.7 million compared to $3.6 million for the second quarter of 2010. The increase in the loan loss provision and lower noninterest income of $1.2 million, partially offset by higher net interest income of $0.4 million and lower noninterest expense of $2.3 million, were the primary factors driving the reduction in earnings from the second quarter. Compared to the third quarter of 2009, a $6.6 million reduction in the loan loss provision, partially offset by a decline in net interest income of $1.8 million, lower noninterest income of $0.9 million, and higher noninterest expense of $0.7 million, drove the improvement in earnings.

For the first nine months of 2010, lower net interest income of $7.5 million, a decline in noninterest income of $0.9 million, and higher noninterest expense of $3.6 million were the primary reasons for the decline in earnings from 2009. A lower loss provision of $9.1 million helped offset the aforementioned unfavorable variances.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended

(Dollars in Thousands, except per share data)	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest Income	$27,576	$27,934	$30,787	$83,664	$93,020
Taxable equivalent Adjustments	331	369	576	1,151	1,743

Total Interest Income (FTE)	27,907	28,303	31,363	84,815	94,763
Interest Expense	2,792	3,565	4,235	10,489	12,378

Net Interest Income (FTE)	25,115	24,738	27,128	74,326	82,385
Provision for Loan Losses	5,668	3,633	12,347	20,041	29,183
Taxable Equivalent Adjustments	331	369	576	1,151	1,743

Net Interest Income After Provision for Loan Losses	19,116	20,736	14,205	53,134	51,459
Noninterest Income	13,449	14,674	14,304	42,090	42,980
Noninterest Expense	32,363	34,629	31,615	100,376	96,802

Income Before Income Taxes	202	781	(3,106)	(5,152)	(2,363)
Income Taxes	(199)	50	(1,618)	(2,821)	(2,299)

Net Income (Loss)	$401	$731	$(1,488)	$(2,331)	$(64)

Basic Net Income (Loss) Per Share	$0.02	$0.04	$(0.08)	$(0.14)	$0.00

Diluted Net Income (Loss) Per Share	$0.02	$0.04	$(0.08)	$(0.14)	$0.00

Return on Average Equity	0.60%	1.11%	(2.15)%	(1.17)%	(0.03)%
Return on Average Assets	0.06%	0.11%	(0.24)%	(0.12)%	0.00%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 35.

Tax equivalent net interest income for the third quarter of 2010 was $25.1 million compared to $24.7 million for the second quarter of 2010 and $27.1 million for the third quarter of 2009. For the first nine months of 2010, tax equivalent net interest income totaled $74.3 million compared to $82.4 million in 2009.

The increase of $0.4 million in tax equivalent net interest income on a linked quarter basis was due to lower cost of funds, one additional calendar day, partially offset by a reduction in loan income. Lower cost of funds reflects a reduction in deposit rates primarily in the categories of NOWs, money market accounts and certificates of deposit. The unfavorable variances of $2.0 million and $8.1 million from the third quarter of 2009 and first nine months of 2009, respectively, are attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a reduction in interest expense.

Tax equivalent interest income for the third quarter of 2010 was $27.9 million compared to $28.3 million for the second quarter of 2010 and $31.4 million for the third quarter of 2009. The decrease in interest income when compared to both periods resulted from unfavorable asset repricing and declining loan balances, which has been partially offset by a decline in foregone interest on nonaccrual loans in each of the past three quarters.

Interest expense for the third quarter of 2010 was $2.8 million compared to $3.6 million for the linked quarter and $4.2 million for the comparable quarter in 2009. The lower cost of funds when compared to the linked quarter was a result of rate reductions in interest bearing nonmaturity deposits and certificates of deposit. Although deposits have grown significantly year over year, the lower funding costs compared to the same quarter in 2009 was a result of a decline in the rates on subordinated notes and certificates of deposit.

The net interest margin in the third quarter of 2010 was 4.38%, an increase of 12 basis points over the linked quarter and a decline of 61 basis points from the third quarter of 2009. The increase in the margin when compared to the linked quarter was a result of a 12 basis point reduction in the cost of funds, as the yield on earning assets remained constant. The lower cost of funds resulted from a reduction in the rates on NOW accounts primarily to comply with the Transaction Account Guarantee Program changes. Rates were lowered on the money market promotional accounts while certificates of deposit rates were significantly reduced in all markets. The decline in the margin from the third quarter of 2009 is attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a favorable variance in our average cost of funds.

Strong deposit growth experience since last year has improved our liquidity position, but has adversely impacted our margin in the short term as a significant portion of this growth is currently invested in overnight funds. As we determine what portion of this growth is permanent, if appropriate, we will begin deploying the overnight funds into the investment portfolio.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2010 was $5.7 million compared to $3.6 million in the second quarter of 2010 and $12.3 million for the third quarter of 2009. For the first nine months of 2010, the loan loss provision totaled $20.0 million compared to $29.2 million for the same period in 2009. The increase in the provision compared to the linked second quarter primarily reflects an increase in the volume of loans migrating to impaired status and collateral devaluation on existing impaired loans. Compared to the prior year periods, the lower loan loss provision primarily reflects a reduction in the level of loans migrating into our problem loan pool as well as other stabilizing trends within the loan portfolio.

Net charge-offs in the third quarter totaled $6.4 million, or 1.40% of average loans, compared to $6.4 million, or 1.39%, in the second quarter of 2010, and $8.7 million, or 1.76%, for the third quarter of 2009. Compared to the second quarter, gross loan charge-offs declined by $0.7 million, which was offset by a $0.7 million reduction in loan recoveries. Loan recoveries were boosted in the prior quarter due to several successful outcomes from collection and litigation activities. A lower level of construction loan losses drove the decline from the same prior year quarter. For the first nine months of 2010, net charge-offs totaled $26.3 million, or 1.91% of average loans, compared to $20.8 million, or 1.41%, for the same period of 2009. The increase in loan charge-offs for the nine month period is due to higher residential real estate and commercial real estate losses, a significant portion of which is tied to loans secured by vacant land. A decline in losses within our consumer loan portfolio partially offset the aforementioned increases in residential and commercial real estate loan losses. At quarter-end, the allowance for loan losses was 2.10% of outstanding loans (net of overdrafts) and provided coverage of 40% of nonperforming loans compared to 2.11% and 38%, respectively, at the end of the prior quarter.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended

(Dollars in Thousands, except per share data)	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

CHARGE-OFFS
Commercial, Financial and Agricultural	$242	$405	$633	$1,489	$1,878
Real Estate – Construction	701	1,220	2,315	5,643	5,991
Real Estate - Commercial Mortgage	1,741	920	1,707	7,292	2,833
Real Estate – Residential	3,175	4,725	3,394	11,626	7,748
Consumer	1,057	360	1,324	2,923	4,586

Total Charge-offs	6,916	7,630	9,373	28,973	23,036

RECOVERIES
Commercial, Financial and Agricultural	65	181	64	322	222
Real Estate – Construction	—	8	150	8	535
Real Estate - Commercial Mortgage	6	43	8	207	9
Real Estate – Residential	181	638	92	932	202
Consumer	274	370	331	1,184	1,281

Total Recoveries	526	1,240	645	2,653	2,249

Net Charge-offs	$6,390	$6,390	$8,728	$26,320	$20,787
Net Charge-Offs (Annualized) as a percent of Average Loans Outstanding, Net of Unearned Interest	1.40%	1.39%	1.76%	1.91%	1.41%

Noninterest Income

Noninterest income for the third quarter of 2010 decreased $1.2 million, or 8.3%, from the second quarter of 2010 attributable to lower deposit fees ($0.6 million), retail brokerage fees ($0.2 million), and other income ($0.5 million). Compared to the third quarter of 2009, noninterest income declined $0.9 million, or 5.9%, due to lower deposit fees ($0.7 million) and other income ($0.6 million), partially offset by higher bank card fees ($0.3 million).

For the first nine months of 2010 we realized a $0.9 million, or 2.1%, decline in noninterest income attributable to lower deposit fees ($0.9 million), mortgage banking fees ($0.2 million), and other income ($1.2 million), partially offset by an increase in trust fees ($0.3 million), retail brokerage fees ($0.2 million) and bank card fees ($0.9 million).

The lower level of other income for all of the aforementioned periods is due to a reduced level of merchant fees – a substantial portion of our merchant portfolio was sold in July 2008 and over the course of 2009 our merchants migrated to a new processor. For 2010, we continued to service our largest remaining merchant who migrated to a new processor during the third quarter of 2010. The reduction in this revenue source has been substantially offset by a reduction in processing costs, which is reflected in noninterest expense (interchange fees).

Noninterest income represented 35.2% and 36.5% of operating revenues, respectively, for the three and nine month periods ending September 30, 2010 compared to 35.0% and 34.7%, respectively, for the same three and nine month periods of 2009. The higher ratio for the first nine months of 2010 reflects the decline in net interest income discussed under the section entitled “Net Interest Income”.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended

(Dollars in Thousands)	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Noninterest Income:
Service Charges on Deposit Accounts	$6,399	$7,039	$7,099	$20,066	$20,959
Data Processing Fees	911	919	914	2,730	2,680
Asset Management Fees	1,040	1,080	960	3,140	2,860
Retail Brokerage Fees	671	846	765	2,082	1,883
Securities Transactions	3	—	4	8	10
Mortgage Banking Fees	772	641	663	1,921	2,149
Interchange Fees (1)	1,291	1,289	1,129	3,792	3,303
ATM/Debit Card Fees (1)	1,036	1,073	876	3,072	2,623
Other	1,326	1,787	1,894	5,279	6,513

Total Noninterest Income	$13,449	$14,674	$14,304	$42,090	$42,980

(1) Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees decreased $640,000, or 9.1%, from the second quarter of 2010 and decreased $701,000, or 9.9%, from the second quarter of 2009. For the first nine months of 2010, deposit service charge fees decreased by $893,000, 4.3%. The decline for all of the aforementioned periods was attributable to a lower level of overdraft fees and to a lesser extent a higher level of overdraft charge-offs. The reduction in overdraft fees during the third quarter reflects the recent implementation of new rules under Regulation E which regulate our ability to post one-time debit card/ATM transactions for clients who have not opted in to our overdraft protection service. We have made significant progress in obtaining client opt-in agreement for our overdraft protection service – these efforts have resulted in a better than expected client opt-in rate. While we expect overdraft fees to be lower prospectively, we project the impact attributable to the implementation of Regulation E to be nominal and in the range of a 2%-4% deviation from our historical norm for total annual deposit service charge fees.

Retail Brokerage Fees. Fees from the sale of retail investment and insurance products decreased $175,000, or 20.6%, from the second quarter of 2010 and $94,000, or 12.3%, from the third quarter of 2009. For the first nine months of 2010, fees increased by $199,000, or 10.6%, over the same period in 2009. The decrease for the current quarter when compared to the second quarter and same prior year quarter primarily reflects a decline in trading volume by clients. Fee revenue for the first part of 2009 was negatively impacted by investor uncertainty due to depressed economic conditions and market volatility. The higher level of fees for the first nine months of 2010 reflects higher trading volume as well as more active financial planning by our clients due to more stable market conditions.

Asset Management Fees. Fees from asset management activities decreased $40,000, or 3.7%, from the second quarter of 2010 and increased $80,000, or 8.3%, over the third quarter of 2009. The variance for both periods reflects lower/higher average asset values for managed accounts on which fees are based. For the first nine months of 2010, fees increased $280,000, or 9.8%, due to the improved asset values as well as higher fees for estate and benefit plan administration. At September 30, 2010, assets under management totaled $719.1 million compared to $678.9 million for the second quarter and $651.6 million at the end of the third quarter of 2009.

Mortgage Banking Fees. Mortgage banking fees increased $131,000, or 20.4%, over the second quarter of 2010 and increased $109,000, or 16.4%, over the third quarter of 2009. The increase for both periods reflects a higher level of new loan production as well as an increase in FHA loan production which provides a greater profit margin. For the first nine months of the 2010, fees decreased $228,000, or 10.6%, reflective of the spike in refinancing activity during the first half of 2009.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) decreased by $35,000, or 1.5%, from the second quarter of 2010 and increased $322,000, or 13.6%, over the third quarter of 2009. For the first nine months of 2010, bank card fees increased $938,000, or 15.8%, over the same period in 2009. The slight decrease from the second quarter reflects lower card utilization. The increase compared to the same prior year period reflects an increase in fees driven by a new client reward program implemented in early 2010 and higher card activation and utilization from our business debit card product. A higher level of foreign ATM fees related to a fee change in early 2010 also contributed to the favorable year over year variance.

Other. Other income decreased $461,000, or 25.8%, from the second quarter of 2010 and $568,000, or 30.0% from the third quarter of 2009. For the first nine months of 2010, other income decreased $1.2 million, or 18.9%, from the same period in 2009. For all periods, the decline is primarily attributable to lower merchant fees which reflect the migration during 2009 of our remaining merchant accounts to a new processor. Our sole remaining merchant migrated to a new processor during the third quarter of 2010. The reduction in this revenue source is substantially offset by a reduction in processing costs which is reflected in noninterest expense (interchange fees).

Noninterest Expense

Total noninterest expense decreased $2.3 million, or 6.5%, from the second quarter of 2010 driven by a reduction in expense for other real estate owned properties ($0.8 million), FDIC insurance ($0.4 million), advertising expense ($0.5 million), pension plan expense ($0.4 million), and interchange fees ($0.3 million). Compared to the third quarter of 2009, noninterest expense increased by $0.7 million, or 2.4%, reflecting higher expense for other real estate owned properties ($1.4 million) and FDIC insurance ($0.6 million), partially offset by a reduction in compensation expense ($0.7 million), advertising expense ($0.3 million), and intangible asset amortization ($0.3 million).

For the first nine months of 2010, as compared to the same period in 2009, noninterest expense increased $3.6 million, or 3.7%, due primarily to higher expense for other real estate owned properties ($6.2 million), partially offset by lower compensation expense ($1.6 million), advertising expense ($0.4 million), and intangible asset amortization ($0.9 million).

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended

(Dollars in Thousands, except per share data)	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Noninterest Expense:

Salaries	$12,297	$12,533	$12,603	$37,879	$38,081
Associate Benefits	2,706	3,051	3,057	9,487	10,865

Total Compensation	15,003	15,584	15,660	47,366	48,946

Premises	2,611	2,585	2,455	7,604	7,340
Equipment	2,288	2,192	2,193	6,661	6,835

Total Occupancy	4,899	4,777	4,648	14,265	14,175

Legal Fees	1,044	1,109	1,048	3,199	2,713
Professional Fees	1,101	1,047	1,008	3,196	2,899
Processing Services	908	974	903	2,770	2,692
Advertising	380	877	727	1,934	2,335
Travel and Entertainment	245	243	299	720	827
Printing and Supplies	386	320	491	1,109	1,432
Telephone	593	517	544	1,660	1,659
Postage	436	450	401	1,333	1,271
Insurance - Other	1,595	1,982	1,021	4,767	4,079
Intangible Amortization	709	710	1,011	2,129	3,032
Interchange Fees	70	329	363	953	1,584
Courier Service	117	115	115	348	364
Other Real Estate Owned	3,306	4,082	1,952	10,213	4,044
Miscellaneous	1,571	1,513	1,424	4,414	4,750

Total Other	12,461	14,268	11,307	38,745	33,681

Total Noninterest Expense	$32,363	$34,629	$31,615	$100,376	$96,802

Significant components of noninterest expense are discussed in more detail below.

Compensation. Total compensation expense decreased $581,000, or 3.7%, from the second quarter of 2010 primarily due to lower salary expense ($236,000) and associate benefit expense ($345,000). The decline in salary expense is primarily attributable to lower associate base salaries ($189,000) as well as a decline in associate cash incentive expense ($118,000). The reduction in associate benefit expense reflects a decline in the expense for our pension plan ($431,000), which was partially offset by adjustments to stock compensation in the second and third quarters that resulted in a favorable quarterly variance of $121,000.

Compared to the third quarter of 2009, total compensation expense declined by $657,000, or 4.2%, due to a reduction in salary expense ($306,000) and associate benefit expense ($351,000). The decline in salary expense is primarily attributable to lower associate base salaries ($197,000) as well as a decline in associate cash incentive expense ($298,000), partially offset by lower realized loan cost ($175,000). The reduction in associate benefit expense reflects a decrease in pension plan expense ($170,000) and stock compensation ($136,000).

For the first nine months of 2010, total compensation expense decreased $1.6 million, or 3.2%, from the same period of 2009 primarily due to lower expense for associate benefits ($1.4 million), and to a lesser extent a reduction in salary expense ($202,000). The decline in associate benefits was due to lower pension expense and the reduction in salary expense was due to lower associate base salaries ($370,000), commissions ($96,000), and associate cash incentives ($210,000), partially offset by lower realized loan cost ($566,000).

Pension expense declined for all of the aforementioned periods and reflects a higher level of expected return on plan assets which has a positive impact on our accounting expense. For all of the respective periods, we realized a reduction in associate base salaries and lower expense for all of our performance based cash and stock incentive programs. The decline in associate base salaries reflects normal headcount attrition and our efforts to improve overall operating efficiency.

Occupancy. Occupancy expense (including premises and equipment) increased $122,000, or 2.6%, over the second quarter of 2010, and increased $251,000, or 5.4%, over the third quarter of 2009. For the first nine months of 2010, occupancy expense increased by $90,000, or 0.6%, compared to the same period in 2009.

The increase over the second quarter was due to higher expense for maintenance agreements ($104,000), driven by higher costs for our phone system maintenance, which was free for the first year of installation (2009), higher expense for maintenance on our item processing system, and the impact of opening a new office building in the prior quarter. Compared to the third quarter of 2009, higher premises depreciation expense ($160,000) drove the increase reflecting several completed office construction projects. Higher maintenance agreement expense ($118,000) also contributed to the increase for the period. For the nine month period, higher premises depreciation expense related to the aforementioned office construction projects drove the increase, which was partially offset by lower software license expense ($94,000), FF&E depreciation ($75,000), and maintenance agreement expense ($64,000). The reduction in software license expense and FF&E depreciation reflects full amortization and depreciation of several software licenses and system components related to our end-user and network system environments. The decline in maintenance agreement expense reflects the re-negotiation of several vendor maintenance agreements during 2009.

Other. Other noninterest expense decreased $1.8 million, or 12.7%, from the second quarter of 2010 and increased $1.2 million, or 10.2%, over the third quarter of 2009. The decrease from the second quarter primarily reflects lower expense for other real estate owned ($776,000), advertising ($497,000), and FDIC insurance ($387,000). The decline in other real estate owned expense reflects a lower level of property valuation write-downs. The favorable variance in FDIC insurance reflects a higher required expense in the prior quarter due to an adjustment in our premium rate. Closer management of costs related to our free checking products as well as lower public relations expense contributed to the decline in advertising expense.

Compared to the third quarter of 2009, other noninterest expense increased by $1.2 million, or 10.2%, primarily due to higher expense for other real estate owned properties ($1.4 million) and FDIC insurance ($574,000), partially offset by lower expense for advertising ($347,000). A higher level of both property valuation write-downs and carrying costs drove the increase. The unfavorable variance in FDIC insurance reflects a higher premium rate and the favorable variance in advertising expense is due to tighter controls over discretionary expenditures.

For the first nine months of 2010, other noninterest expense increased $5.1 million, or 15.0%, due to higher expense for other real estate owned properties ($6.2 million) and legal fees ($486,000), partially offset by lower intangible amortization expense ($903,000) and a decrease in interchange fees ($631,000). The higher level of expense for both other real estate owned properties and legal fees is due to a higher level of nonperforming assets and related legal support needed for the collection and disposition of those assets. The decline in intangible amortization expense reflects the full amortization of one of our core deposit intangible assets. The reduction in interchange fees is due to the July 2008 sale of our merchant portfolio and the migration of all our merchant clients to a new processor, which was finalized during the third quarter of 2010.

The operating net noninterest expense ratio (expressed as noninterest income minus noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of average assets) was 2.75% for the third quarter of 2010 compared to 2.88% for the second quarter of 2010 and 2.59% for the third quarter of 2009. Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 82.08% for the third quarter of 2010 compared to 86.06% for the second quarter of 2010 and 73.86% for the third quarter of 2009. For the first nine months of 2010, these metrics were 2.81% and 84.39%, compared to 2.72% and 74.82%, respectively, for the same period of 2009. The variance in our efficiency ratio compared to the prior year periods is primarily due to a lower level of net interest income and to a lesser extent the increase in our noninterest expense driven by the aforementioned increase in expense for other real estate owned properties.

Income Taxes

We realized a tax benefit of $199,000 in the third quarter compared to tax expense of $50,000 for the second quarter of 2010 and a tax benefit of $1.6 million for the third quarter of 2009. For the first nine months of 2010, we realized a tax benefit of $2.8 million compared to a tax benefit of $2.3 million for the same period of 2009. We have substantial tax exempt income as well as a lower level of pre-tax income at our bank subsidiary due to higher loan loss provisions – both of these factors favorably impacted our tax provision for the aforementioned periods.

FINANCIAL CONDITION

Average earning assets were $2.273 billion for the quarter ended September 30, 2010, a decrease of $56.2 million, or 2.4%, from the linked quarter and an increase of $ 35.6 million, or 1.6%, from the fourth quarter of 2009. The decline compared to the linked quarter is primarily attributable to a lower overnight funds position reflecting the overall reduction in deposits, and problem loan resolution, which has the effect of lowering the loan portfolio as loans are either charged off or transferred to Other Real Estate Owned. The increase from year-end is attributable to increases in the overnight funds position and the investment portfolio, which were funded through higher deposit balances. These increases were partially offset by problem loan resolution.

Investment Securities

In the third quarter of 2010, the average balance of the investment portfolio decreased $7.1 million, or 3.2%, compared to the second quarter of 2010, but increased $33.4 million, or 18.6%, from the fourth quarter of 2009. As a percentage of average earning assets, the investment portfolio represented 9.4% in the third quarter of 2010, compared to 9.5% in the second quarter of 2010 and 8.0% in the fourth quarter of 2009. The decline in the average balance of the investment portfolio compared to the prior quarter resulted from maturing investments not being replaced for most of the quarter, although approximately $20 million of a $60 million investment purchase strategy was implemented late in the third quarter that will impact the fourth quarter as we further deploy a portion of the funds sold position. The increase in the average balance of the investment portfolio compared to the fourth quarter of 2009 was primarily attributable to a $60.0 million purchase of U.S. Treasury securities late in the first quarter and early in the second quarter of 2010 given our strong liquidity level. During the fourth quarter, we expect to complete the $60 million purchase program begun late in the third quarter and, depending on deposit levels and loan demand, we may continue to add to the investment portfolio in the fourth quarter, if appropriate.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2010, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. It is neither management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.

At September 30, 2010, the investment portfolio maintained a net pre-tax unrealized gain of $2.6 million compared to a net pre-tax unrealized gain of $2.0 million at December 31, 2009. The increase in unrealized gains compared to the fourth quarter of 2009 was primarily attributable to lower yields throughout the majority of bond products, resulting in higher bond prices. Approximately $2.9 million of our investment securities have an unrealized loss totaling $0.6 million, all of which have been in a loss position for less than 12 months. These positions consist of (1) five municipal bonds pre-refunded with US Government securities which are not considered impaired, and are expected to mature at par (2) two GNMA securities which carry the full faith and credit of the U.S. Government, and (3) approximately $0.6 million of a bank preferred stock issue at the holding company that maintained a zero book value as of September 30, 2010 and December 31, 2009. We continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends.

Loans

Average loans decreased $33.9 million, or 1.8%, from the linked quarter of 2010 and $137.4 million, or 7.1%, from the fourth quarter of 2009. The decline was primarily driven by reductions in the commercial real estate and construction loan categories. The portfolio continues to be impacted by weak loan demand, attributable to the sluggish economy, but not at the levels we have experienced in recent quarters. In addition to lower production and normal amortization and payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the other real estate owned category, which collectively, accounted for $60.9 million, or 53% of the net reduction during the first nine months of 2010. Loans as a percent of average earning assets, has declined to 79.5% in 2010, which is down from the year-end 2009 level of 86.9%.

Our bankers continue to try to reach clients who are interested in moving or expanding their banking relationships. While we strive to identify opportunities to increase loans outstanding and enhance the portfolio’s overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner. Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

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

While we have a majority of our loans (79.1%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties. At September 30, 2010, commercial real estate mortgage loans and residential real estate mortgage loans accounted for 37.8% and 38.8%, respectively, of the loan portfolio. Furthermore, approximately 10.8% of our loan portfolio is secured by vacant residential land loans, which include both improved and unimproved land and are comprised of loans to individuals as well as builders/developers.

Nonperforming Assets

At September 30, 2010, nonperforming assets (including nonaccrual loans, restructured loans and other real estate owned) totaled $145.6 million, a decrease of $4.2 million from the second quarter of 2010, and an increase of $1.6 million, or 1.1%, over the fourth quarter of 2009. The decline from the linked second quarter was primarily due to a decline in restructured loans of $6.9 million - two large loans were restored to performing status due to paying as agreed under restructured terms. Compared to the prior quarter, nonaccrual loans realized a net decrease of $0.4 million as the volume of loans migrating to nonaccrual status was offset by resolutions and transfers to the other real estate owned category. The balance of other real estate owned realized a net increase of $3.1 million from the prior quarter reflective of the aforementioned migration of loans through the foreclosure process as well as a slight slowdown in property dispositions. Compared to the prior year-end, the $1.6 million increase in nonperforming assets reflects a slightly higher level of nonaccrual loan inflow than problem loan and other real estate owned resolutions. At quarter-end, vacant residential land loans represented approximately $23.0 million (approximately 100 borrowing relationships), or 31%, of our nonaccrual loan balance compared to $28.1 million, or 33%, at year-end 2009. Nonperforming assets represented 7.86% of loans and other real estate at the end of the third quarter compared to 8.01% at the prior quarter-end and 7.38% at year-end 2009.

Due to the downturn in the economy and our real estate markets it has become more common to restructure or modify the terms of some loans under certain conditions (i.e. troubled debt restructures or “TDRs”). In those instances, we will from time to time restructure the terms of a loan and work with the borrower for the benefit of both parties. When we do modify the terms of a loan, we usually extend the term of a loan, offer a short-term deferral, offer a new loan product, or a combination of these options. We have not forgiven any material principal amounts on any loan modifications to date. Our philosophy has been to work with borrowers who are experiencing a near term financial hardship, but whom we believe have the capacity to repay all interest and principal contractually due given some easing of near term cash flow strains. We currently have $20.2 million in loans classified as TDRs and all of these loans are in an accrual status. Our TDRs are included in our impaired loan totals as required by current accounting standards and are included in our nonperforming asset totals in the table below.

Non-performing assets are summarized as follows.

	As of

(Dollars in Thousands)	September 30, 2010	June 30, 2010	December 31, 2009

Nonaccruing Loans	$74,168	$74,504	$86,274
Troubled Debt Restructurings	20,267	27,200	21,644

Total Nonperforming Loans	94,435	101,704	107,918
Other Real Estate Owned	51,208	48,110	36,134

Total Nonperforming Assets	$145,643	$149,814	$144,052

Past Due 30-89 Days or More	$24,904	$21,192	$36,501

Past Due 90 Days or More (and still accruing)	$—	$—	$—

Nonperforming Loans/Loans	5.24%	5.58%	5.63%

Nonperforming Assets/Loans Plus Other Real Estate	7.86%	8.01%	7.38%

Nonperforming Assets/Capital(1)	48.81%	49.92%	46.19%

Allowance/Nonperforming Loans	39.94%	37.80%	40.77%

(1)	For computation of this percentage, “Capital” refers to shareowners’ equity plus the allowance for loan losses.

Allowance for Loan Losses

We maintain an allowance for loan losses at a level sufficient to provide for the estimated loan losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management’s judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the portfolio’s overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $37.7 million at September 30, 2010 compared to $38.4 million at June 30, 2010 and $44.0 million at December 31, 2009. The allowance for loan losses was 2.10% of outstanding loans (net of overdrafts) and provided coverage of 40% of nonperforming loans at September 30, 2010 compared to 2.11% and 38%, respectively at the end of the prior quarter and 2.30% and 41%, respectively, at year-end 2009. The decrease in our allowance from the prior quarter is due to a lower level of general reserves generally reflective of overall stabilizing trends within the loan portfolio. The decline from year-end 2009 is primarily due to a lower level of required impaired loan reserves due to a slowdown in loans migrating to impaired status. It is management’s opinion that the allowance at September 30, 2010 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.172 billion for the third quarter, a decrease of $62.0 million, or 2.8%, from the second quarter and an increase of $82.2 million, or 3.9%, from the fourth quarter of 2009. Deposit levels are strong but down slightly from the second quarter level, primarily attributable to lower money market account and certificates of deposit balances, and a decline in public funds. The money market account promotion launched during the third quarter of 2009 and concluded in the fourth quarter, experienced runoff as rates were eased during the current quarter to standard board levels. Despite the lowering of rates, the bank has retained in excess of $24 million in new deposit balances. This initiative served to support our core deposit growth strategy while succeeding in further strengthening the Bank’s overall liquidity position. Certificates of deposit declined primarily due to the maturity of a large public fund CD and a reduction in the number of single relationship, higher yielding certificates of deposit with the Bank. Public funds balances have declined as anticipated from the linked quarter reflecting seasonality within this deposit category. Our Absolutely Free Checking (“AFC”) products continue to be successful as both balances and the number of accounts increased quarter over quarter.

We continue to pursue prudent pricing discipline to manage the mix of our deposits. Therefore, we are not attempting to compete with higher rate paying competitors for deposits. The increase from the fourth quarter reflects higher public funds of $37.3 million and core deposits of $44.9 million fueled primarily by the success of the AFC products.

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

Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates. Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, maintaining a pool of administered core deposits, and adjusting pricing rates to market conditions on a continuing basis.

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

Estimated Changes in Net Interest Income (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
September 30, 2010	-7.3%	-4.0%	-1.2%	-0.8%
June 30, 2010	-7.4%	-4.0%	-1.2%	-0.7%

When compared to the linked quarter, the net interest income at risk position improved for the +300 basis point (“bp”) level, remained unchanged for the +100 and +200 bp scenarios, and fell slightly in the -100 bp scenario. Our largest exposure is at the +300 bp level, with a measure of -7.3%, which is still within our policy limit of ±10.0%. The slight improvement in the +300 bp simulation was primarily attributable to lower interest bearing deposit balances, resulting in a decline in funding costs. All measures of net interest income at risk are within our prescribed policy limits.

The measures of equity value at risk consider the effects of changes in interest rates on all of our cash flows, and discount the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of our net assets.

Estimated Changes in Economic Value of Equity (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
September 30, 2010	-1.7%	2.7%	4.1%	-6.0%
June 30, 2010	-2.6%	1.9%	3.5%	-7.2%

Our risk profile, as measured by EVE, improved for the third quarter of 2010, when compared to the linked quarter, for all rate scenarios. Our largest exposure is at the down 100 bp scenario, with a measure of -6.0%, which is still within our policy limit of ±7.5%. The improvement from the linked quarter is primarily attributable to a decline in market rates primarily for investments and loans when compared to the prior quarter. All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 bp scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of our funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

Overall, we have the ability to generate $925 million in liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our responses and actions based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that some credit facilities may no longer be available. The liquidity currently available to us is considered sufficient to meet our on-going needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.73 years and as of quarter-end had a net unrealized pre-tax gain of $2.6 million.

We maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) sold position of $246.9 million during the third quarter of 2010 compared to an average net overnight funds sold position of $262.2 million in the prior quarter and an average overnight funds sold position of $112.8 million in the fourth quarter of 2009. The lower balance when compared to the linked quarter primarily reflects the decline in deposits mentioned above, partially offset by the lower investment and loan portfolios. The favorable variance as compared to year-end is primarily attributable to the growth in deposits and net reductions in the loan portfolio, partially offset by a higher balance in the investment portfolio. Late in the third quarter, a portion of the funds sold position was deployed into the investment portfolio. We will continue to deploy a portion of the excess funds sold position into the investment portfolio during the fourth quarter of 2010.

Capital expenditures are expected to approximate $5.0 million over the next 12 months, which consist primarily of office remodel projects, office equipment and furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2010, advances from the FHLB consisted of $57.1 million in outstanding debt consisting of 48 notes. During the first nine months of 2010, the Bank made FHLB advance payments totaling approximately $2.5 million and obtained eight new FHLB advances totaling $9.6 million. The advances were used to match-fund loans. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. The interest payment for the CCBG Capital Trust I borrowing adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%. The rate for the third quarter was 2.43%. This note matures on December 31, 2034. The interest payment for the CCBG Capital Trust II borrowing adjusts quarterly to a variable rate of LIBOR plus a margin of 1.80%. The rate for the third quarter was 2.34%. This note matures on June 15, 2035. The proceeds of these borrowings were used to partially fund acquisitions.

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

Capital

Equity capital was $260.7 million as of September 30, 2010, compared to $261.7 million as of June 30, 2010 and $267.9 million as of December 31, 2009. Our leverage ratio was 9.75%, 9.58%, and 10.39%, respectively, and our tangible capital ratio was 6.98%, 6.80%, and 6.84%, respectively, for the same periods. Our risk-adjusted capital ratio of 14.29% at September 30, 2010, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first nine months of 2010, shareowners’ equity decreased approximately $7.2 million, or approximately 3.6%, on an annualized basis. During this same period, shareowners’ equity was negatively impacted by a net loss of $2.3 million and the payment of dividends totaling $6.7 million ($.390 per share). Shareowners’ equity was positively impacted by the issuance of stock totaling approximately $0.8 million and a change in the net unrealized gain on investment securities of approximately $1.0 million.

At September 30, 2010, our common stock had a book value of $15.32 per diluted share compared to $15.32 at June 30, 2010 and $15.72 at December 31, 2009. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability, both of which are recorded through other comprehensive income. At September 30, 2010, the net unrealized gain on investment securities available for sale was $1.6 million and the amount of our unfunded pension liability was $15.4 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank. The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period. In addition, in accordance with our Federal Reserve Resolutions (discussed in further detail in our 2009 Form 10-K), the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend. As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG. The Bank may not be able to receive the required approvals. As of September 30, 2010, we believe we have sufficient cash to fund shareowner dividends for the remainder of 2010 should the Board choose to declare and pay a quarterly dividend. Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals. We will continue to evaluate the payment of dividends on a quarterly basis and consult with our regulators concerning matters relating to our overall dividend policy. As a result of our evaluations, we reduced our quarterly dividend from $0.19 per share to $0.10 per share in May 2010. An inability to obtain regulatory approval or earn the dividend in future quarters may result in further reduction or elimination of the dividend.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2010, we had $345.9 million in commitments to extend credit and $13.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely impact its ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, advances available from the FHLB and the Federal Reserve, and investment security maturities provide a sufficient source of funds to meet these commitments.

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

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled “Allowance for Loan Losses” and Note 1 in the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

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

Because the book value of our equity exceeded our market capitalization as of September 30, 2010, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed. Based on this assessment, we performed an interim impairment test which consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess. The Step One test we performed indicated that the carrying amount (including goodwill) of our reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, we concluded that goodwill was not impaired as of September 30, 2010. We will continue to test goodwill as defined by ASC Topic 350.

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

Pension Assumptions. We have a defined benefit pension plan for the benefit of substantially all of our associates. Our funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as “Salaries and Associate Benefits,” is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching the anticipated Retirement Plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. We will use a 5.75% discount rate in 2010.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government Agency debt securities, and other securities (typically temporary liquid funds awaiting investment). We will use a rate of return on plan assets of 8.0% for 2010.

The assumed rate of annual compensation increases is based on expected trends in salaries and the employee base. We will use a compensation increase of 4.50% for 2010 reflecting current market trends.

Information on components of our net periodic benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,

	2010			2009			2010			2009

(Taxable Equivalent Basis - Dollars in Thousands)	Average Balances	Interest	Rate	Average Balances	Interest	Rate	Average Balances	Interest	Rate	Average Balances	Interest	Rate

Assets:
Loans, Net of Unearned Interest(1)(2)	$1,807,483	$26,568	5.83%	$1,964,984	$29,695	6.00%	$1,844,788	$80,543	5.84%	$1,967,759	$89,373	6.07%
Taxable Investment Securities(2)	124,625	674	2.15	81,777	682	3.32	108,268	1,882	2.31	87,393	2,200	3.35
Tax-Exempt Investment Securities	88,656	521	2.35	107,307	985	3.67	92,672	1,898	2.73	105,117	3,185	4.04
Funds Sold	252,434	144	0.22	3,294	1	0.11	274,245	492	0.24	5,992	5	0.12

Total Earning Assets	2,273,198	27,907	4.87%	2,157,362	31,363	5.77%	2,319,973	84,815	4.89%	2,166,261	94,763	5.85%

Cash & Due From Banks	50,942			76,622			52,170			78,271
Allowance For Loan Losses	(39,584)			(42,774)			(41,729)			(40,937)
Other Assets	342,202			306,759			337,212			293,528

TOTAL ASSETS	$2,626,758			$2,497,969			$2,667,626			$2,497,123

Liabilities:
NOW Accounts	$871,158	$326	0.15%	$678,292	$257	0.15%	$872,512	$1,110	0.17%	$702,048	$731	0.14%
Money Market Accounts	293,424	145	0.20	301,230	281	0.37	333,558	1,165	0.47	306,858	663	0.29
Savings Accounts	133,690	17	0.05	122,934	15	0.05	130,485	49	0.05	121,389	44	0.05
Other Time Deposits	402,880	1,332	1.31	430,944	2,073	1.91	423,726	4,797	1.51	413,641	6,183	2.00

Total Interest Bearing Deposits	1,701,152	1,820	0.42	1,533,400	2,626	0.68	1,760,281	7,121	0.54	1,543,936	7,621	0.66

Short-Term Borrowings	23,388	31	0.54	97,305	113	0.45	25,558	60	0.31	90,174	269	0.39
Subordinated Note Payable	62,887	376	2.34	62,887	936	5.83	62,887	1,666	3.49	62,887	2,794	5.86
Other Long-Term Borrowings	54,258	565	4.13	51,906	560	4.28	52,330	1,642	4.20	52,629	1,694	4.30

Total Interest Bearing Liabilities	1,841,685	2,792	0.60%	1,745,498	4,235	0.96%	1,901,056	10,489	0.74%	1,749,626	12,378	0.95%

Noninterest Bearing Deposits	471,013			416,770			457,807			415,610
Other Liabilities	50,319			60,674			43,391			53,986

TOTAL LIABILITIES	2,363,016			2,222,942			2,402,254			2,219,222

TOTAL SHAREOWNERS’ EQUITY	263,742			275,027			265,372			277,901

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,626,758			$2,497,969			$2,667,626			$2,497,123

Interest Rate Spread			4.27%			4.81%			4.15%			4.90%

Net Interest Income		$25,115			$27,128			$74,326			$82,385

Net Interest Margin(3)			4.36%			4.99%			4.29%			5.09%

(1)

Average balances include nonaccrual loans.  Interest income includes fees on loans of $426,000 and $1.2 million, for the three and nine months ended September 30, 2010 versus $347,000 and $1.2 million for the comparable periods ended September 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2010, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

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

Date: November 8, 2010