Form 10-K
period 2010-12-31
CAPITAL CITY BANK GROUP INC
filed 2011-03-07
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $121,336,071 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common Stock, $0.01 par value per share	17,120,089 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2011, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2010 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

▪	legislative or regulatory changes, including the Dodd-Frank Act;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;
▪	the frequency and magnitude of foreclosure of our loans;
▪	continued depression of the market value of the Company that could result in an impairment of goodwill;
▪	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;
▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	our need and our ability to incur additional debt or equity financing;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I

Item 1.                       Business

About Us

General

Capital City Bank Group, Inc. (“CCBG”) is a bank holding company headquartered in Tallahassee, Florida.  CCBG was incorporated under Florida law on December 13, 1982, to acquire five national banks and one state bank that all subsequently became part of CCBG’s bank subsidiary, Capital City Bank (“CCB” or the “Bank”).  In this report, the terms “Company”, “we”, “us”, or “our” mean CCBG and all subsidiaries included in our consolidated financial statements.

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 70 full-service banking locations in Florida, Georgia, and Alabama.  CCB operates these banking locations.

At December 31, 2010, we had total consolidated assets of approximately $2.622 billion, total deposits of approximately $2.104 billion and shareowners’ equity was approximately $259.0 million.  Our financial condition and results of operations are more fully discussed in our consolidated financial statements.

CCBG’s principal asset is the capital stock of the Bank. CCB accounted for approximately 100% of consolidated assets at December 31, 2010, and approximately 100% of consolidated net income for the year ended December 31, 2010.  In addition to our banking subsidiary, we have seven indirect subsidiaries, Capital City Trust Company, Capital City Mortgage Company (inactive), Capital City Banc Investments, Inc., Capital City Services Company, First Insurance Agency of Grady County, Inc., Southern Oaks, Inc., and FNB Financial Services, Inc., all of which are wholly-owned subsidiaries of CCB.  We also have two direct wholly-owned subsidiaries of CCBG, CCBG Capital Trust I and CCBG Capital Trust II.

Dividends and management fees received from the Bank are our primary source of income.  Dividend payments by the Bank to us depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions.  See the section entitled “Regulatory Considerations” in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional information.  We had a total of 975 (full-time equivalent) associates at March 1, 2011.  Page 28 contains other financial and statistical information about us.

We have one reportable segment with the following principal services:  Banking Services, Data Processing Services, Trust and Asset Management Services, and Brokerage Services.

Regulatory Matter

In February 2010, the Board of Directors of the Bank and the Board of Directors of CCBG agreed to approve certain board resolutions requested by the Federal Reserve (the “Federal Reserve Resolutions”).  From a regulatory perspective, this is an informal, nonpublic agreement; however, in the interest of full disclosure, we are summarizing the main obligations of the Federal Reserve Resolutions.  The Federal Reserve Resolutions require the Bank and CCBG to take actions to address areas of concern and to provide periodic reports to the Federal Reserve.  For the Bank, these actions include, among other things, requiring the Bank to receive approval from the Federal Reserve prior to declaring or paying dividends and requiring the preparation of a written capital plan that demonstrates the Bank’s ability to remain “well capitalized”.  Without the prior approval of the Federal Reserve, CCBG agreed to not (i) incur any new debt or refinance existing debt; (ii) declare any dividends on any class of stock or make any payments on its trust preferred securities; (iii) reduce its capital position by redeeming shares of stock; or (iv) make any payment that would reduce capital outside of normal and routine operating expenses.

As of February 28, 2011, we believe we have sufficient cash to fund shareowner dividends for 2011 should the Board choose to declare and pay a quarterly dividend.  Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals.  We will continue to evaluate the payment of dividends on a quarterly basis and consult with our regulators concerning matters relating to our overall dividend policy.  As a result of our evaluations, we reduced our quarterly dividend from $0.19 per share to $0.10 per share in May 2010.  An inability to obtain regulatory approval, earn the dividend in future quarters, or maintain sufficient cash balances to pay the dividend, may result in further reduction or elimination of the dividend.

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

Data Processing Services

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia.  As of February 28, 2011, the Services Company is providing data processing services to seven correspondent banks, which have relationships with CCB.  Effective March 2011, two of our correspondent bank clients will be acquired and will migrate to another processor.

Trust Services and Asset Management

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB.  The Trust Company provides asset management for individuals through agency, personal trust, IRAs, and personal investment management accounts.

Administration of pension, profit sharing, and 401(k) plans is a significant product line.  Associations, endowments, and other non-profit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian.  The market value of trust assets under discretionary management exceeded $744 million as of December 31, 2010, with total assets under administration exceeding $823 million.

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

Expansion of Business

Our philosophy is to grow and prosper, building long-term client relationships based on quality service, high ethical standards, and safe and sound banking practices.  We maintain a locally oriented, community-based focus, which is augmented by experienced, centralized support in select specialized areas.  Our local market orientation is reflected in our network of banking office locations, experienced community executives with a dedicated President for each market, and community boards which support our focus on responding to local banking needs.  We strive to offer a broad array of sophisticated products and to provide quality service by empowering associates to make decisions in their local markets.

We have sought to build a franchise in small to medium sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia).  As of June 30, 2010, in 14 of 20 counties where we have banking offices in Florida and 3 of 5 counties where we have banking offices in Georgia, we rank within the top 4 banks in terms of market share.  Furthermore, in the counties in which we operate, we collectively maintain an 8.35% market share in the Florida counties and 5.71% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The major employers in these markets are state and local governments, healthcare providers, education institutions, and small businesses.  While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average.  We strive to provide value added services to our clients by being their banker, not just a bank.  This element of our strategy enables us to distinguish Capital City Bank Group from its competitors and was memorialized during 2009 and 2010 in our “More Than Your Bank, Your Banker” advertising campaign.

Our long-term vision is to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions.  We have long understood that our core deposit funding base is a predominant driver in our profitability and overall franchise and have focused extensively on this component of our organic growth efforts in recent years.  While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place and we continue to evaluate opportunities and perform due diligence related to potential transactions.  During the period 2005-2008, unreasonable pricing expectations prevented us from consummating an acquisition.  Since 2008, economic conditions and lack of visibility into credit quality of potential targets have kept us out of the acquisition market.  We have conducted due diligence on potential targets since 2008, including FDIC assisted transactions opportunities, but to date we have not chosen to pursue an FDIC assisted transaction because we have not identified an opportunity that fit into our strategy from both a financial and strategic perspective.  High risk and volatile funding sources within these institutions as well as the diversion of our management’s attention to the acquired problem assets were also factors that have caused us to not aggressively pursue these opportunities.

Potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of major metropolitan areas within a geographic circle, which borders on, but does not include  the cities of Tampa, Orlando, Jacksonville, Atlanta, and Mobile.  Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando and Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.  Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management, and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services.  These target institutions will maintain an asset size from $100 million to $400 million.  Our ability to expand, however, may be restricted by the Federal Reserve Resolutions (See Item 1. Business-About Us-Regulatory Matter).

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes.  In 2009, 140 financial institutions failed in the U.S., including 25 in Georgia and 14 in Florida.  In 2010, 157 financial institutions failed in the U.S., including 21 in Georgia and 29 in Florida.  Nearly all of the failed banks were community banks.  The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions, and we expect significant consolidation to continue during 2011.  We believe this consolidation further enhances our competitive position and opportunities in many of our markets.  Our primary market area is 20 counties in Florida, five counties in Georgia, and one county in Alabama.  In these markets, the Bank competes against a wide range of banking and nonbanking institutions ding savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.  All of Florida’s major banking concerns have a presence in Leon County.  CCB’s Leon County deposits totaled $793.2 million, or 37.7% of our consolidated deposits at December 31, 2010.

The following table depicts our market share percentage within each respective county, based on total commercial bank deposits within the county.
	Market Share as of June 30,(1)
	2010	2009	2008
Florida
Alachua County	4.8%	3.9%	4.6%
Bradford County	50.3%	51.3%	50.1%
Citrus County	2.9%	2.7%	3.1%
Clay County	1.8%	1.7%	1.9%
Dixie County	21.3%	23.4%	23.4%
Gadsden County	59.1%	55.1%	55.7%
Gilchrist County	39.2%	39.5%	37.8%
Gulf County	8.3%	7.7%	9.1%
Hernando County	2.0%	1.6%	1.2%
Jefferson County	19.5%	18.3%	21.9%
Leon County	16.9%	15.9%	17.6%
Levy County	28.6%	27.9%	31.7%
Madison County	10.2%	10.1%	12.1%
Pasco County	0.3%	0.2%	0.2%
Putnam County	14.9%	14.0%	19.7%
St. Johns County	0.9%	0.8%	1.1%
Suwannee County	6.7%	6.6%	7.2%
Taylor County	30.7%	30.7%	31.1%
Wakulla County	5.3%	3.8%	5.5%
Washington County	13.8%	14.2%	17.0%
Georgia
Bibb County	3.3%	2.6%	2.1%
Burke County	6.9%	7.7%	7.4%
Grady County	16.1%	16.2%	16.7%
Laurens County	10.9%	12.7%	16.2%
Troup County	7.2%	5.9%	5.6%
Alabama
Chambers County	5.7%	6.6%	7.3%

(1)	Obtained from the June 30, 2010 FDIC/OTS Summary of Deposits Report.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	15	65
Bradford	3	3
Citrus	14	49
Clay	15	33
Dixie	4	5
Gadsden	4	6
Gilchrist	4	8
Gulf	5	8
Hernando	14	42
Jefferson	2	2
Leon	19	95
Levy	3	12
Madison	6	6
Pasco	25	119
Putnam	6	16
St. Johns	23	66
Suwannee	5	8
Taylor	3	4
Wakulla	4	7
Washington	6	6
Georgia
Bibb	11	56
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	11	26
Alabama
Chambers	5	10

Data obtained from the June 30, 2010 FDIC/OTS Summary of Deposits Report.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

▪
Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

▪
The Consumer Financial Protection Bureau. The Dodd-Frank Act creates the Consumer Financial Protection Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

▪
Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction accounts.

▪
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

▪
Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

▪
Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

▪
Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm.  In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Banks.

▪
Holding Company Capital Levels.  The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Company

We are registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956 or BHCA.  As a result, we are subject to supervisory regulation and examination by the Federal Reserve.  The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities.  The Gramm-Leach-Bliley Act revised the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations.  The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers.  Activities that are financial in nature were broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks.  Except for the activities relating to financial holding companies permissible under the Gramm-Leach-Bliley Act, these restrictions apply to us.  In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects.  Possible benefits include greater convenience, increased competition, and gains in efficiency.  Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices.  Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control.  Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company.  A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (or as we will refer to as the Exchange Act) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.  Our common stock is registered under Section 12 of the Exchange Act.

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

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of that bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company.  In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must first obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (a) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (b) controlling the election of a majority of directors of a bank; (c) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (d) as determined by the Florida Office of Financial Regulation.  These requirements affect us because the Bank is chartered under Florida law and changes in control of us are indirect changes in control of the Bank.

Tying.  Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products (other than traditional banking products) offered by the holding company or its affiliates.

Capital; Dividends; Source of Strength.  The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “Capital Regulations.”  Subject to its capital requirements and certain other restrictions, including the need to seek prior approval from the Federal Reserve in accordance with the Federal Reserve Resolutions, we are generally able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to us.

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

In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so.  In carrying out this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve issued Supervisory Letter SR 09-4, which provides guidance on the declaration and payment of dividends, capital redemptions, and capital repurchases by bank holding companies.  Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends if: (1) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

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

In addition, Federal Reserve regulations and Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies.  Pursuant to the Federal Reserve’s Regulation H and Florida Financial Institutions Code, the board of directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding.  A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

The Bank’s aggregate net profits for the past two years is significantly less than the dividends declared and paid to CCBG over that same period.  As a result, the Bank must seek approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not receive the required approvals.  Without such approvals, we would not have sufficient cash to continue to pay dividends on shares of our common stock or our trust preferred securities after December 31, 2011.  Even if we have sufficient cash to pay the dividend, we must seek prior Federal Reserve approval before paying any dividends.

Insurance of Accounts and Other Assessments. We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system.  Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50% until June 30, 2010 and 0.25% beginning July 1, 2010.  Thus, under TAGP, all money in these accounts is fully insured by the FDIC regardless of dollar amount.  This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010, and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do.  The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction accounts for two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk.  Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category.  On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier I capital, as of June 30, 2009.  This special assessment was collected on September 30, 2009.  Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $11.5 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

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

 Under the Federal Deposit Insurance Act, or FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as 10% Shareholders, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareholders or which is controlled by those executive officers, directors or 10% Shareholders, are subject to restrictions on loans and extensions of credit.  The restrictions are found in Sections 22(g) and 22(h) of the Federal Reserve Act and its corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act, which relates to the prohibition on personal loans to executives and exempt financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act.  Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

As of December 31, 2010, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized” and are unaware of any material violation or alleged violation of these regulations, policies or directives.  Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

Prompt Corrective Action.  Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees; (b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (d) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Basel III.  On December 17, 2009, the Basel Committee, proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier I Capital and Tier II Capital applicable to Basel III.

Although we will not be directly subject to Basel III, the short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010.  The implementation of Basel III and the extent Basel III will apply to us is uncertain.  Other than the increased capital level requirements, one critical concern to us is whether our trust preferred securities will continue to count as Tier 1 capital.  We will continue to monitor the implementation process.

Interstate Banking and Branching.  The Interstate Banking Act provides that adequately capitalized and managed financial and bank holding companies are permitted to acquire banks in any state.  State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act.  The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10% or more of the deposits nationwide.  States have the authority to waive the 30% deposit cap.  State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Florida law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of Florida may establish branches anywhere within Florida.

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

Regulatory Enforcement Authority.  Federal and state banking law grants substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system.  It makes advances to members in accordance with policies and procedures established by the board of trustees of the FHLB.

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

Overdraft Fee Regulation.  Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions.  If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.  Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices.  Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

Website Access to Company’s Reports

Our Internet website is www.ccbg.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, and reports filed pursuant to Section 16, 13(d), and 13(g) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information on our website is not incorporated by reference into this report.

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

As of December 31, 2010, the Bank’s allowance for loan losses was $35.4 million, which represented approximately 2.01% of its total amount of loans.  The Bank had $65.7 million in non-accruing loans as of December 31, 2010.  The allowance may not prove sufficient to cover future loan losses.  Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s non-performing or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.  Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen.  Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital.

If our nonperforming assets continue to increase, our earnings will suffer.

At December 31, 2010, our non-performing loans (which consist of non-accrual loans and troubled debt restructurings) totaled $87.3 million, or 5.0% of the total loan portfolio, which is an increase of $62.2 million over non-performing loans at December 31, 2007.  At December 31, 2010, our nonperforming assets (which include foreclosed real estate) were $145.3 million, or 5.5% of total assets.  In addition, the Bank had approximately $24.2 million in accruing loans that were 30-89 days delinquent as of December 31, 2010.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  In addition, if our estimate for the recorded allowance for loan losses proves to be inadequate, we will have to increase the allowance accordingly.  In addition, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

We may need additional capital resources in the future and these capital resources may not be available on acceptable terms or at all. If we do raise additional capital, your ownership could be diluted.

We may need to incur additional debt or equity financing in the future to maintain required minimum capital ratios, make strategic acquisitions or investments, or for future growth.  Such financing may not be available to us on acceptable terms or at all.  Prior to issuing new or refinancing existing debt, we must request approval from the Federal Reserve.

Further, our Articles of Incorporation do not provide shareowners with preemptive rights and such shares may be offered to investors other than shareowners at the discretion of the Board.  If we do sell additional shares of common stock to raise capital, the sale could reduce market price per share of common stock and dilute your ownership interest and such dilution could be substantial.

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

Changes in the difference between short- and long-term interest rates may also harm our business.  For example, short-term deposits may be used to fund longer-term loans.  When differences between short-term and long-term interest rates shrink or disappear, as has occurred in the current zero interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

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

We have incurred net losses for 2009 and 2010 and may incur further losses.

We incurred net losses of $0.4 million and $3.5 million for the years ended December 31, 2010 and December 31, 2009, respectively.  We may incur further losses, especially in light of economic conditions that continue to adversely affect our borrowers and us.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Given the current economic environment and conditions in the financial markets, including the sustained trading price of our common stock at below book value, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines.  These types of events and the resulting analyses could result in goodwill impairment charges in the future.  These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future.  A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios.  Please see Note 5 in the Notes to Consolidated Financial Statements for additional discussion.  As of December 31, 2010, we had $84.8 million in goodwill, which represented approximately 3.2% of our total assets.

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

Risks Related to Regulation and Legislation

Recently enacted legislation, particularly the Dodd-Frank Act, could materially and adversely affect us.

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act will result in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations” of this Report, the Dodd-Frank Act contains numerous provisions that will affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

▪
change the assessment base for federal deposit insurance from the amount of insured deposits to total consolidated assets less average tangible capital, eliminate the ceiling on the size of the federal deposit insurance fund, and increase the floor of the size of the federal deposit insurance fund;

▪	repeal the federal prohibitions on the payment of interest on demand deposits, thereby generally permitting the payment of interest on all deposit accounts;

▪	centralize responsibility for promulgating regulations under and enforcing federal consumer financial protection laws in a new bureau of consumer financial protection;

▪	require the FDIC to seek to make its capital requirements for banks countercyclical;

▪	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

▪	establish new rules and restrictions regarding the origination of mortgages; and

▪
permit the Federal Reserve to prescribe regulations regarding interchange transaction fees, and limit them to an amount reasonable and proportional to the cost incurred by the issuer for the transaction in question.

Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative burdens that will obligate us to incur additional expenses.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC recently increased the designated reserve ratio from 1.25 to 2.00. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us.  Higher assessments increase our non-interest expense.

Since 2009, our average assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, increased from 15 basis points to 21 basis points.  Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5 basis point emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits.  Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  We prepaid an assessment of $11.5 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations.  Our total FDIC insurance related cost was $6.3 million for the year ended December 31, 2010 compared to $0.8 million for the year ended December 31, 2008.  We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

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

The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities.  In addition, the Dodd-Frank Act imposes significant additional regulation on our operations.  Regulation by all of these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareowners.  A sufficient claim against us under these laws could have a material adverse effect on our results.  Please refer to the Section entitled “Business – Regulatory Considerations” of this Report.

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

Risks Related to Market Events

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  As of December 31, 2010, approximately 79% of our loans had real estate as a primary, secondary, or tertiary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2010, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia.  The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in those areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified.  In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us.  We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our operations.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.  As of December 31, 2010, approximately 38.2% and 38.8% of our $1.759 billion loan portfolio was secured by commercial real estate and residential real estate (including home equity loans), respectively.  As of this same date, approximately 2.5% was secured by property under construction.

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

The fair value of our investments could decline.

Our investment securities portfolio as of December 31, 2010 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments.  Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss.  At December 31, 2010, we maintained all of our investment securities in the available-for-sale classification.

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

The Bank’s aggregate net profits for the past two years is significantly less than the dividends declared and paid to CCBG over that same period.  In addition, pursuant to the Federal Reserve Resolutions, the Bank must request approval from the Federal Reserve prior to paying any dividends to us.  The Bank may not receive the required approvals.  Without such approvals, we would not have sufficient cash to continue to pay dividends on shares of our common stock after December 31, 2011.  Even if we have sufficient cash to pay the dividend, we must seek prior Federal Reserve approval before paying any dividends.

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

Thus, holders of our common stock should understand that future dividends could be further reduced or eliminated.  In addition, if we suspend or curtail our dividends, the price of our shares of common stock may decline.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock.  The average daily trading volume of our common stock over the twelve-month period ending December 31, 2010 was approximately 31,174 shares.  Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our insiders, who own more than 41.4% of our common stock, directors, and executive officers, beneficially owned approximately 47.5% of the outstanding shares of our stock as of February 28, 2011.  Accordingly, these principal shareowners, directors, and executive officers, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.

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

CCBG is registered with the Federal Reserve as a bank holding company under the BHCA. As a result, we are subject to supervisory regulation and examination by the Federal Reserve.  The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

As of February 28, 2011, the Bank had 70 banking locations.  Of the 70 locations, the Bank leases the land, buildings, or both at 9 locations and owns the land and buildings at the remaining 61.

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

The following table presents the range of high and low closing sales prices reported on the NASDAQ Global Select Market and cash dividends declared for each quarter during the past two years.  We had a total of 1,768 shareowners of record as of March 1, 2011.

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$14.19	$14.24	$18.25	$14.61	$14.34	$17.10	$17.35	$27.31
Low	11.56	10.76	12.36	11.57	11.00	13.92	11.01	9.50
Close	12.60	12.14	12.38	14.25	13.84	14.20	16.85	11.46
Cash dividends declared per share	0.10	0.10	0.10	0.19	0.19	0.19	0.19	0.19

Future payment of dividends will be subject to determination and declaration by our Board of Directors.  Florida law limits the amount of dividends that the Bank can pay annually to us.  In addition, the Bank must seek approval from our regulators prior to paying any dividends to us.  If these approvals are not received, our ability to pay dividends to our shareowners is severely limited.  Furthermore, in accordance with the Federal Reserve Resolutions, we must seek regulatory approval from the Federal Reserve before paying any dividends to our shareowners.  See subsection entitled "Capital; Dividends; Sources of Strength" and “Dividends” in the Business section on page 11 and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management's Discussion and Analysis of Financial Condition and Operating Results on page 53 and Note 15 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2005 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

Capital City Bank Group, Inc.

Total Return Performance
Index Value
150
125
100
75
50
25
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Capital City Bank Group, Inc.
NASDAQ Composite
SNL Bank $1B-$5B

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Capital City Bank Group, Inc.	$100.00	$105.00	$85.93	$85.37	$46.03	$43.52
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL $1B-$5B Bank Index	100.00	115.72	84.29	69.91	50.11	56.81

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data	2010	2009	2008	2007	2006

Interest Income	$110,495	$122,776	$142,866	$165,323	$165,893
Net Interest Income	97,533	105,934	108,866	112,241	119,136
Provision for Loan Losses	23,824	40,017	32,496	6,163	1,959
Net (Loss) Income	(413)	(3,471)	15,225	29,683	33,265

Per Common Share:
Basic Net (Loss) Income	$(0.02)	$(0.20)	$0.89	$1.66	$1.79
Diluted Net (Loss) Income	(0.02)	(0.20)	0.89	1.66	1.79
Cash Dividends Declared	0.49	0.76	0.74	0.71	0.66
Book Value	15.15	15.72	16.27	17.03	17.01

Performance Ratios:
Return on Average Assets	(0.02)%	(0.14)%	0.59%	1.18%	1.29%
Return on Average Equity	(0.16)	(1.26)	5.06	9.68	10.48
Net Interest Margin (FTE)	4.32	4.96	4.96	5.25	5.35
Noninterest Income as % of Operating Revenues	36.81	35.14	38.11	34.57	31.81
Efficiency Ratio	84.23	77.33	64.91	66.77	65.42

Asset Quality:
Allowance for Loan Losses	$35,436	$43,999	$37,004	$18,066	$17,217
Allowance for Loan Losses to Loans	2.01%	2.30%	1.89%	0.95%	0.86%
Nonperforming Assets	145,286	144,052	107,842	28,163	8,731
Nonperforming Assets to Loans + ORE	8.00	7.38	5.48	1.47	0.44
Allowance to Nonperforming Loans	40.57	40.77	37.52	71.92	214.09
Net Charge-Offs to Average Loans	1.35	1.66	0.71	0.27	0.11

Capital Ratios:
Tier 1 Capital Ratio	13.24%	12.76%	13.34%	13.05%	14.00%
Total Capital Ratio	14.59	14.11	14.69	14.05	14.95
Tangible Capital Ratio	6.82	6.84	7.76	7.71	8.48
Leverage Ratio	10.10	10.39	11.51	10.83	11.30
Equity to Assets Ratio	9.88	9.89	11.20	11.19	12.15
Dividend Pay-Out Ratio	NM	NM	83.71	42.77	37.01

Averages for the Year:
Loans, Net	$1,829,193	$1,961,990	$1,918,417	$1,934,850	$2,029,397
Earning Assets	2,294,282	2,184,232	2,240,649	2,183,528	2,258,277
Total Assets	2,644,731	2,516,815	2,567,905	2,507,217	2,581,078
Deposits	2,192,323	1,992,429	2,066,065	1,990,446	2,034,931
Shareowners' Equity	264,679	275,545	300,890	306,617	317,336

Year-End Balances:
Loans, Net	$1,758,671	$1,915,940	$1,957,797	$1,915,850	$1,999,721
Earning Assets	2,269,185	2,369,029	2,156,172	2,272,829	2,270,410
Total Assets	2,622,053	2,708,324	2,488,699	2,616,327	2,597,910
Deposits	2,103,976	2,258,234	1,992,174	2,142,344	2,081,654
Shareowners' Equity	259,019	267,899	278,830	292,675	315,770

Other Data:
Basic Average Shares Outstanding	17,075,867	17,043,964	17,141,454	17,909,396	18,584,519
Diluted Average Shares Outstanding	17,076,724	17,044,711	17,146,914	17,911,587	18,609,839
Shareowners of Record(1)	1,768	1,778	1,756	1,750	1,805
Banking Locations(1)	70	70	68	70	69
Full-Time Equivalent Associates(1)	975	1,006	1,042	1,097	1,056

(1)	As of record date. The record date is on or about March 1st of the following year.
NM – Not Meaningful

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled "Business Overview," "Executive Overview," "Results of Operations," "Financial Condition," "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," “Fourth Quarter, 2010 Financial Results,” and "Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2010 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

In this MD&A, we present an operating efficiency ratio which is not calculated based on accounting principles generally accepted in the United States ("GAAP"), but that we believe provides important information regarding our results of operations.  Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and merger expenses, by the sum of tax equivalent net interest income and noninterest income.  Management uses this non-GAAP measure as part of its assessment of its performance in managing noninterest expenses.  We believe that excluding intangible amortization and merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

Although we believe the above-mentioned non-GAAP financial measure enhances investors’ understanding of our business and performance this non-GAAP financial measure should not be considered an alternative to GAAP.  In addition, there are material limitations associated with the use of this non-GAAP financial measure such as the risks that readers of our financial statements may disagree as to the appropriateness of items included or excluded in this measure and that our measure may not be directly comparable to other companies that calculate this measure differently.  Our management compensates for this limitation by providing a detailed reconciliation between GAAP information and the non-GAAP financial measure as detailed below.

Reconciliation of operating efficiency ratio to efficiency ratio:

	For the Years Ended December 31,
	2010	2009	2008
Efficiency ratio	85.95%	79.77%	68.09%
Effect of intangible amortization and merger expenses	(1.72)%	(2.44)%	(3.19)%
Operating efficiency ratio	84.23%	77.33%	64.91%

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

Our Business

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management and trust fees, retail securities brokerage fees, mortgage banking fees, bank card fees, and data processing fees.

Much of our lending operations are within the State of Florida, which has been particularly hard hit in the current economic recession.  Evidence of the economic downturn in Florida is particularly reflected in current unemployment statistics and realization of real estate property devaluation.  According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2010 increased to 12.0% from 11.8% at the end of 2009 and 7.6% at the end of 2008.  While our Florida markets have generally realized an unemployment rate below the Florida rate, they have been adversely impacted as evidenced by layoffs and business closings, as well as wealth reduction due to depressed markets.  Real estate property valuations have also been depressed during the economic downturn as evidenced by our higher level of problem assets and credit related costs.  An extended continuation of the recession in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

Strategic Review

Our philosophy is to grow and prosper, building long-term client relationships based on quality service, high ethical standards, and safe and sound banking practices.  We maintain a locally oriented, community-based focus, which is augmented by experienced, centralized support in select specialized areas.  Our local market orientation is reflected in our network of banking office locations, experienced community executives with a dedicated President for each market, and community boards which support our focus on responding to local banking needs.  We strive to offer a broad array of sophisticated products and to provide quality service by empowering associates to make decisions in their local markets.

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader.  Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75.  Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia).  In 14 of 20 markets in Florida and 3 of 5 markets in Georgia, we rank within the top 4 in terms of market share.  Furthermore, in the counties in which we operate, we maintain an average 8.35% market share in the Florida counties and 5.71% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas.  The major employers in these markets are state and local governments, healthcare providers, education institutions, and small businesses.  While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average.  We strive to provide value added services to our clients by being their banker, not just a bank.  This element of our strategy enables us to distinguish Capital City Bank Group from our competitors and was memorialized during 2009 and 2010 in our “More Than Your Bank, Your Banker” advertising campaign.

Our long-term vision is to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions.  We have long understood that our core deposit funding base is a predominant driver in our profitability and overall franchise value and have focused extensively on this component of our organic growth efforts in recent years.  While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place and we continue to evaluate opportunities and perform due diligence related to potential transactions.  During the period 2005-2008, unreasonable pricing expectations prevented us from consummating an acquisition.  Since 2008, economic conditions and lack of visibility into credit quality of potential targets have kept us out of the acquisition market.  We have conducted due diligence on potential targets during this time, including FDIC assisted transactions opportunities, but to date we have not chosen to pursue an FDIC assisted transaction because we have not identified an opportunity that fit into our strategy from both a financial and strategic perspective.  High risk and volatile funding sources within these institutions as well as diversion of our management’s attention were also factors that have caused us to not aggressively pursue these opportunities.

Potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas.  Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities.  These markets include Alachua, Marion, Hernando and Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia.  We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible.  Other expansion opportunities that will be evaluated include asset management and mortgage banking.  Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management, and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services.  Generally, these target institutions will range in asset size from $100 million to $400 million.  Our ability to expand, however, may be restricted by the Federal Reserve Resolutions (See Item 1. Business-About Us-Regulatory Matter).

 EXECUTIVE OVERVIEW

Continuation of a difficult economic environment again impacted our earnings for 2010 as we realized a net loss of $0.4 million, or $0.02 per diluted share compared to a net loss of $3.5 million, or $0.20 per diluted share for 2009.  Despite the challenging operating environment, we continue to operate from a position of strength as evidenced by our solid capital and liquidity positions and the fact that we were not a TARP participant and have not raised capital.  During 2010, we were focused on reducing our problem assets and stabilizing overall loan portfolio quality, managing our funding mix, controlling operating costs, and enhancing our risk management practices.  These efforts gained traction by mid-year resulting in improved performance and encouraging operating trends.  We also implemented several initiatives to position the business for growth as the economy and industry emerge from the recession.

Regulatory and financial reform was a focal point during 2010 and is likely to result in significant changes to the financial services industry.  The ultimate impact to us and the financial services industry remains largely to be determined, but we believe that it will be manageable.  Furthermore, while we expect the competitive landscape to change as a result of these reforms, we believe we are well positioned to capitalize on both organic and acquisition related growth opportunities.

We see 2011 as challenging as the economy continues to be sluggish, loan demand remains soft, and unemployment levels remain elevated.  We believe that the strong foundation we have created coupled with our client-focused execution, strength of our position within our markets, and efforts to improve our operating efficiency, positions us well for the future.

Key components of our 2010 financial performance are summarized below:

Results of Operations

•
For 2010, tax equivalent net interest income declined $9.3 million, or 8.5%, to $99.0 million due to a reduction in loan balances, lower earning asset yields, and higher level of foregone interest and lower loan fees, partially offset by a lower cost of funds for deposits.  Our net interest margin of 4.32% for 2010 was 64 basis points lower than 2009 reflecting an unfavorable shift in the mix of our earning assets and lower yields.  Throughout the year, we managed our deposit mix and pricing to offset the lower earning asset yields and began deploying excess liquidity into the higher yielding investment portfolio.

•
We recorded a loan loss provision of $23.8 million for 2010 compared to $40.0 million in 2009 reflecting a lower level of impaired loans, a slowing of problem loan inflow, and other stabilizing trends within our loan portfolio.  Costs related to our other real estate owned (“OREO”) properties were a significant driver of our performance in 2010 and totaled $14.9 million versus $7.6 million in 2009, which reflects an increase in properties owned, their related carrying costs, and periodic valuation write-downs.

•
For the full year 2010, noninterest income declined $0.6 million, or 1.0%, from 2009 primarily attributable to lower deposit fees of $1.6 million.  The reduction in deposit fees reflects a lower level of overdraft fees attributable to current economic conditions and a higher level of consumer awareness, which has impacted consumer and business spending habits, as well as the recent implementation of new rules under Regulation E.  Overall, the impact of Regulation E was not as significant as expected.

•
Noninterest expense increased $1.8 million, or 1.4% in 2010 due primarily to higher expense for OREO properties of $7.3 million and FDIC insurance costs of $1.2 million, which was partially offset by lower expense for compensation of $2.3 million, printing and supplies of $0.4 million, advertising of $0.4 million, intangible amortization expense of $1.4 million, professional fees of $0.2 million, interchange fees of $1.0 million, and the impact of reversing our Visa litigation reserve of $0.8 million.

Financial Condition

•
Average earning assets for 2010 were approximately $2.294 billion, representing an increase of $110.0 million, or 5.0%, over 2009 funded by deposit growth of $199.9 million, or 10.0%, reflecting our efforts to further build our core deposit franchise.  The overall mix of earning assets changed year over year as loan balances declined by $132.8 million attributable to soft loan demand and the impact of loans migrating to OREO status as well as loan charge-offs.

•
We maintained a strong funds sold position during 2010 due to average deposit growth of approximately $200.0 million for the year and the impact of soft loan demand and loan portfolio run-off.  A portion of our funds sold position was deployed into the investment portfolio during the second half of the year.

•
Nonperforming assets totaled $145.3 million at year-end 2010, slightly higher than our year-end 2009 total of $144.1 million.  During the year, nonperforming assets reached a high of $153.7 million at the end of the first quarter, and declined gradually for the remainder of the year reflecting our significant resources allocated to resolution efforts as well as improvement in market activity.

•
Our allowance for loan losses at year-end 2010 was $35.4 million (2.01% of loans) and provided coverage of 41% of nonperforming loans compared to $44.0 million (2.30% of loans) and 41% of nonperforming loans at year-end 2009.

•
Shareowners’ equity declined by $8.9 million from $267.9 million at December 31, 2009 to $259.0 million at December 31, 2010.  We continue to maintain a strong capital base as evidenced by a risk based capital ratio of 14.59% and a tangible common equity ratio of 6.82% compared to 14.11% and 6.84%, respectively, at year-end 2009.  Despite challenging market conditions, we paid cash dividends totaling $8.4 million, or $0.49 per share, in 2010.

RESULTS OF OPERATIONS

For 2010, we realized a net loss of $0.4 million, or $0.02 per diluted share compared to a net loss of $3.5 million, or $0.20 per diluted share, in 2009, and net income of $15.2 million, or $0.89 per diluted share in 2008.

The improvement in earnings for 2010 was due to a lower loan loss provision of $16.2 million, partially offset by an $8.4 million reduction in net interest income, lower noninterest income of $0.6 million, higher noninterest expense of $1.8 million, as well as a lower income tax benefit of $2.3 million.

For 2009, the decline in earnings compared to 2008 reflects a higher loan loss provision of $7.5 million, lower net interest income of $2.9 million, lower noninterest income of $9.6 million, and higher noninterest expense of $10.6 million, partially offset by a lower income tax provision of $12.0 million.  2008 earnings included a $6.25 million pre-tax gain from the sale of our merchant services portfolio and a $2.4 million pre-tax gain from the redemption of Visa, Inc. shares related to its initial public offering.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2010	2009	2008
Interest Income	$110,495	$122,776	$142,866
Taxable Equivalent Adjustments	1,447	2,296	2,482
Total Interest Income (FTE)	111,942	125,072	145,348
Interest Expense	12,962	16,842	34,000
Net Interest Income (FTE)	98,980	108,230	111,348
Provision for Loan Losses	23,824	40,017	32,496
Taxable Equivalent Adjustments	1,447	2,296	2,482
Net Interest Income After Provision for Loan Losses	73,709	65,917	76,370
Noninterest Income	56,825	57,391	67,040
Noninterest Expense	133,916	132,115	121,472
(Loss) Income Before Income Taxes	(3,382)	(8,807)	21,938
Income Tax (Benefit) Expense	(2,969)	(5,336)	6,713
Net (Loss) Income	$(413)	$(3,471)	$15,225

Basic Net (Loss) Income Per Share	$(0.02)	$(0.20)	$0.89
Diluted Net (Loss) Income Per Share	$(0.02)	$(0.20)	$0.89

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

In 2010, our taxable equivalent net interest income decreased $9.3 million, or 8.5%.  This follows a decrease of $3.1 million, or 2.8%, in 2009, and a decrease of $3.3 million, or 2.9%, in 2008.  The decrease in our taxable equivalent net interest income in 2010 resulted from a reduction in loans outstanding, lower earning assets yields reflecting unfavorable asset repricing, higher foregone interest and lower loan fees, partially offset by the lower costs of funds for deposits.

For the year 2010, taxable equivalent interest income declined $13.2 million, or 10.5% from 2009 and $20.3 million, or 13.9% in 2009 over 2008.  As compared to 2009, taxable equivalent interest income was impacted by the reduction in loans outstanding, lower earning assets yields reflecting unfavorable asset repricing, higher foregone interest and lower loan fees.

These factors produced an 85 basis point decline in the yield on earning assets, which decreased from 5.73% in 2009 to 4.88% for 2010.  This compares to a 75 basis point decline in 2009 over 2008.

Interest expense decreased $3.9 million, or 23.0% from 2009, and $17.2 million, or 50.0% in 2009 over 2008.  The decline in interest expense in 2010 resulted from a reduction in the rates on certificates of deposit which were significantly reduced in all markets, as well as a net reduction in the rates for our variable rate subordinated notes.  The reduction in 2009 from 2008 was primarily a result of lower rates in all deposit products.

The average rate paid on interest bearing liabilities decreased 21 and 75 basis points compared to 2009 and 2008, respectively, reflecting the factors mentioned above.

Strong deposit growth experienced in the latter half of 2009 and the first half of 2010 improved our liquidity position, but has also adversely impacted our margin in the short term as a significant portion of this growth is currently invested in overnight funds.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 59 basis points in 2010 compared to 2009 and increased 17 basis points in 2009 compared to 2008.  The decrease in 2010 was primarily attributable to the adverse impact of lower rates and higher foregone interest which more than offset the repricing of our deposit base.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 4.32% in 2010 was 64 basis points lower than the 4.96% recorded in both 2009 and 2008, respectively.  In 2010, compared to 2009, the yield on earning assets declined 85 basis points and was partially offset by a decline in the cost of funds of 21 basis points resulting in the year-over-year change in margin.

Continued pressure on asset repricing and an unfavorable shift in our earning asset mix resulted in a net interest margin of 4.41% for the fourth quarter of 2010, which represents a decline of 18 basis points over the fourth quarter of 2009.  Although down from the fourth quarter of 2009, the net interest margin improved three basis points from the linked quarter, which marked the third consecutive quarterly improvement in the net interest margin.

Throughout 2009 and 2010, historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, lower loan fees, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin.  Our current strategy as well as historically, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.  Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin during 2011.

Table 2
AVERAGE BALANCES AND INTEREST RATES

	2010			2009			2008
(Taxable Equivalent Basis - Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,829,193	$106,342	5.81%	$1,961,990	$118,186	6.02%	$1,918,417	$133,457	6.96%
Taxable Investment Securities	126,078	2,681	2.12	83,648	2,698	3.22	93,149	3,889	5.04
Tax-Exempt Investment Securities(2)	90,352	2,332	2.58	105,683	4,106	3.88	97,010	4,893	4.16
Funds Sold	248,659	587	0.23	32,911	82	0.25	132,073	3,109	2.32
Total Earning Assets	2,294,282	111,942	4.88%	2,184,232	125,072	5.73%	2,240,649	145,348	6.48%
Cash & Due From Banks	51,883			76,107			82,410
Allowance for Loan Losses	(40,717)			(42,331)			(23,015)
Other Assets	339,283			298,807			267,861
TOTAL ASSETS	$2,644,731			$2,516,815			$2,567,905

LIABILITIES
NOW Accounts	$863,719	$1,406	0.16%	$711,753	$1,039	0.15%	$743,327	$7,454	1.00%
Money Market Accounts	320,786	1,299	0.41	320,531	1,288	0.40	374,278	5,242	1.40
Savings Accounts	131,945	65	0.05	121,582	60	0.05	116,413	121	0.10
Other Time Deposits	413,428	5,875	1.42	420,198	8,198	1.95	424,748	14,489	3.41
Total Interest Bearing Deposits	1,729,878	8,645	0.50%	1,574,064	10,585	0.67%	1,658,766	27,306	1.65%
Short-Term Borrowings	27,864	159	0.57	79,321	291	0.36	61,181	1,157	1.88
Subordinated Notes Payable	62,887	2,008	3.15	62,887	3,730	5.85	62,887	3,735	5.84
Other Long-Term Borrowings	51,767	2,150	4.15	51,973	2,236	4.30	39,735	1,802	4.54
Total Interest Bearing Liabilities	1,872,396	12,962	0.69%	1,768,245	16,842	0.95%	1,822,569	34,000	1.87%
Noninterest Bearing Deposits	462,445			418,365			407,299
Other Liabilities	45,211			54,660			37,147
TOTAL LIABILITIES	2,380,052			2,241,270			2,267,015

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	264,679			275,545			300,890

TOTAL LIABILITIES & EQUITY	$2,644,731			$2,516,815			$2,567,905

Interest Rate Spread			4.19%			4.78%			4.61%
Net Interest Income		$98,980			$108,230			$111,348
Net Interest Margin(3)			4.32%			4.96%			4.96%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $1.5 million, $1.6 million, and $2.3 million in 2010, 2009, and 2008, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS (1)

	2010 Changes From 2009				2009 Changes From 2008
			Due to Average				Due to Average
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Calendar(3)	Volume	Rate	Total	Calendar(3)	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(11,844)	$-	$(7,362)	$(4,482)	$(15,271)	$(365)	$2,491	$(17,397)
Investment Securities:
Taxable	(17)	-	753	(770)	(1,191)	(11)	(483)	(697)
Tax-Exempt(2)	(1,774)	-	(596)	(1,178)	(787)	(13)	439	(1,213)
Funds Sold	505	-	536	(31)	(3,027)	(8)	(2,368)	(651)

Total	(13,130)	-	(6,669)	(6,461)	(20,276)	(397)	79	(19,958)

Interest Bearing Liabilities:
NOW Accounts	366	-	222	144	(6,415)	(21)	(316)	(6,078)
Money Market Accounts	12	-	1	11	(3,954)	(14)	(753)	(3,187)
Savings Accounts	5	-	5	-	(61)	-	4	(65)
Time Deposits	(2,323)	-	(132)	(2,191)	(6,291)	(40)	(155)	(6,096)
Short-Term Borrowings	(132)	-	(218)	86	(866)	(3)	227	(1,090)
Subordinated Notes Payable	(1,722)	-	-	(1,722)	(5)	(10)	-	5
Long-Term Borrowings	(86)	-	(9)	(77)	434	(5)	555	(116)

Total	(3,880)	-	(131)	(3,749)	(17,158)	(93)	(438)	(16,627)

Changes in Net Interest Income	$(9,250)	$-	$(6,538)	$(2,712)	$(3,118)	$(304)	$517	$(3,331)

(1)
This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

(3)	Reflects difference in 365 day year (2010 and 2009) versus 366 day year (2008).

Provision for Loan Losses

The provision for loan losses was $23.8 million in 2010, compared to $40.0 million in 2009 and $32.5 million in 2008.  The decline in the provision for 2010 reflects lower impaired loan reserves as well as other stabilizing trends within the loan portfolio, including improved loan delinquency trends, slowing of problem loan inflow, and a reduction in our problem loan portfolio.  The balance of our impaired loans declined for the last three quarters in 2010 and totaled $87.8 million at year-end 2010 compared to $112.0 million at year-end 2009.  Inflow into the impaired loan category slowed significantly year over year.

The increase in the provision for 2009 was attributable to a higher level of impaired loan reserves reflective of growth in the level of nonperforming loans due to weaker economic and real estate market conditions.  Activity within our real estate markets slowed significantly in 2008 which resulted in declining property values, particularly vacant residential land.  Higher unemployment drove higher default and loss rates within our residential real estate and consumer loan portfolios, which significantly impacted the 2009 and 2008 loan loss provisions.

Noninterest Income

Noninterest income totaled $56.8 million in 2010, $57.4 million in 2009, and $67.0 million in 2008.  For 2010, the $0.6 million decline was driven by lower deposit fees of $1.6 million and other income of $0.9 million, partially offset by higher asset management fees of $0.3 million, mortgage banking fees of $0.2 million, retail brokerage fees of $0.2 million, and bank card fees totaling $1.3 million.

For 2009, the $9.6 million decrease was primarily due to one-time transactions in 2008, including a $6.25 million pre-tax gain from the sale of our merchant services portfolio and a $2.4 million pre-tax gain from the redemption of Visa shares.  The sale of our merchant services portfolio resulted in the retention of one client who we continued to process for until mid-2010.  Merchant fees declined by $1.2 million in 2010 and $3.2 million in 2009 reflecting the aforementioned sale.  The processing costs related to servicing our merchant portfolio were also substantially reduced during this same time period resulting in minimal impact on our net income for all respective years.  We discuss this matter further below.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 36.8% in 2010, 35.1% in 2009, and 38.1% in 2008.  The improvement in this metric for 2010 was driven by the lower level of net interest income in relation to total operating revenues.  The decline in this metric for 2009 was primarily attributable to the two aforementioned gains totaling $8.65 million.

For 2011, we expect our data processing fees will be reduced due to the loss of two client banks that were taken into receivership by the FDIC during the later part of 2010.  We anticipate that the conversion of these two clients to a new processor will take place early in the second quarter of 2011 and that the annualized impact on our noninterest income will approximate $1.2 million.  In addition, we expect our bank card fees to be negatively impacted once final rules are completed regarding the regulation of interchange fees by the Federal Reserve.  We continue to monitor the proposed rulemaking regarding interchange fees, but cannot ascertain its impact on our bank card fees at this time.  We discuss both of these matters in further detail below.

The table below reflects the major components of noninterest income.

	For the Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Noninterest Income:
Service Charges on Deposit Accounts	$26,500	$28,142	$27,742
Data Processing Fees	3,610	3,628	3,435
Asset Management Fees	4,235	3,925	4,235
Retail Brokerage Fees	2,820	2,655	2,399
Securities Transactions	8	10	125
Mortgage Banking Fees	2,948	2,699	1,623
Interchange Fees(1)	5,077	4,432	4,165
Gain on Sale of Portion of Merchant Services Portfolio	-	-	6,250
ATM/Debit Card Fees(1)	4,123	3,515	2,988
Other	7,504	8,385	14,078
Total Noninterest Income	$56,825	$57,391	$67,040

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  For 2010, deposit service charge fees totaled $26.5 million, a decline of $1.6 million, or 5.8%, from 2009 attributable to a lower level of overdraft fees partially offset by a lower level of overdraft charge-offs.  The reduction in overdraft fees is reflective of current economic conditions and a higher level of consumer awareness that has both impacted consumer and business spending habits.  The implementation of new rules under Regulation E, which regulate our ability to post one-time debit card/ATM transactions for clients who have not opted in to our overdraft protection service, also contributed to the unfavorable variance in overdraft fees.  While the new overdraft rules set forth in Regulation E did reduce our recurring revenues from our overdraft protection products, the impact was mitigated due to a higher than expected opt-in rate reflecting the value of this service to our client base.  We project the annual impact attributable to the implementation of Regulation E to be nominal and in the range of a 2%-4% deviation from our historical norm for total annual overdraft fees of $21.4 million, $23.6 million, and $23.5 million, for 2010, 2009, and 2008, respectively.  We do not expect the trend noted in 2010 related to the reduced level of overdraft charge-offs to continue at the level realized in the current year.  In 2009, the $400,000, or 1.4%, increase in deposit service charge fees primarily reflects a lower level of overdraft charge-offs relative to 2008.

Data Processing Fees.  In 2010, data processing fees declined by $18,000, or 0.5%, compared to an increase of $193,000, or 5.6%, for 2009.  Lower processing volume for a large state government item processing contract was the primary reason for the decline.  During 2010, we maintained processing arrangements with seven banks and five government agencies.  One of the government agency clients represents approximately 28% of our total data processing fees revenue.  We have performed item processing for this agency for approximately 30 years – the processing contract is generally subject to renewal every three years.  During the fourth quarter of 2010, we received notification that two of our bank clients were taken into receivership by the FDIC.  We anticipate that these two clients will migrate to a new processor early in the second quarter of 2011 and that the annualized impact on our data processing fees will approximate $1.2 million.

Asset Management Fees.  In 2010, asset management fees increased by $310,000, or 7.9%, versus a decline of $310,000, or 7.3%, in 2009.  At year-end 2010, assets under management totaled $744.9 million, reflecting an increase of $38.1 million, or 5.4% from 2009.  At year-end 2009, assets under management totaled $706.8 million, reflecting a decline of $42.1 million, or 6.3% from 2008.  The increase in fees for 2010 is due to higher asset valuations for managed accounts – fees for these accounts are based on a percentage of asset value.  The decline in 2009 reflects lower asset valuations for managed accounts and to a lesser extent a lower level of estate management fees.

Retail Brokerage Fees.  Fees from the sale of retail investment and insurance products increased $165,000, or 5.9%, in 2010 compared to $256,000, or 10.7%, in 2009.  The increase for both periods reflects higher trading volume as well as more active financial planning by our clients due to more stable market conditions.  Retail brokerage fees are significantly impacted by both market conditions and investor sentiment.

Mortgage Banking Revenues.  Mortgage banking fees increased $249,000, or 8.4% in 2010 and $1.1 million, or 66.3% in 2009.  The increase for 2010 was driven by a higher level of new loan production as well as an increase in FHA loan production which provides a greater profit margin.  A higher level of refinancing activity was the primary reason for the increase in 2009.  Both 2009 and 2010 loan production benefited from favorable personal income tax incentives for first-time home buyers.  We generally sell all fixed rate residential loan production into the secondary market.  Market conditions, housing activity, the level of interest rates, and the percent of our fixed rate production have significant impacts on our mortgage banking fees.

Gain on the Sale of Merchant Services Portfolio.  On July 31, 2008, we sold a portion of the Bank’s merchant services portfolio resulting in a pre-tax gain of $6.25 million.  We retained one merchant account which continued to be serviced by the Bank until mid-2010.

Bank Card Fees.  Bank card fees (including interchange fees and ATM/debit card fees) increased $1.3 million, or 13.6%, in 2010 and $794,000, or 11.1% in 2009.  The increase for 2010 reflects the impact of a new client reward program implemented in early 2010 and higher card activation and utilization from our business debit card product.  A higher level of foreign ATM fees related to a fee change in early 2010 also contributed to the favorable variance in 2010.  The increase in 2009 was primarily driven by increased card activation and utilization of our business debit card product and an increase in the number of cards issued to new transaction account clients.  Legislation passed in 2010 under the Dodd-Frank Act is expected to impact interchange rates related to debit cards once final regulations are passed by the Federal Reserve.  While we expect this to potentially reduce the level of our recurring bank card fees, there are many factors to review and consider in determining its prospective impact on us as well as how we will respond to these changes.  At this time, the impact cannot be ascertained, but in response we have begun a review of potential changes to our deposit account product and fee structure to mitigate its potential negative impact.

Other.  Other noninterest income decreased $0.9 million, or 10.5%, in 2010 and $5.7 million, or 40.4% in 2009.  The decline for both periods reflects a reduction in merchant fees due to the sale of our merchant services portfolio in August 2008.  Merchant fees totaled $1.1 million in 2010, $2.4 million in 2009, and $5.5 million in 2008.  After the sale of the portfolio, we continued to service one of our larger remaining clients until mid-2010 at which time this client migrated to another processor.  The reduction in this revenue source is substantially offset by a reduction in processing costs which is reflected in noninterest expense (interchange fees) – the prospective impact on net income due to the sale of the merchant portfolio is not material.  For 2008, other income reflects the impact of a $2.4 million pre-tax gain from the redemption of our Visa shares related to its initial public offering.

Noninterest Expense

Noninterest expense totaled $133.9 million in 2010 compared to $132.1 million in 2009 and $121.5 million in 2008.  For 2010, the $1.8 million increase reflects higher expense for OREO properties of $7.3 million and FDIC insurance fees of $1.2 million, that was partially offset by lower expense for compensation of $2.3 million, printing and supplies of $0.4 million, advertising of $0.4 million, intangible amortization expense of $1.4 million, professional fees of $0.2 million, and interchange fees of $1.0 million.  Noninterest expense for 2010 also reflects the reversal of our remaining Visa litigation reserve which totaled approximately $0.8 million, which had the effect of reducing noninterest expense.

For 2009, the $10.6 million increase was primarily due to higher legal fees of $1.7 million, OREO expenses of $5.7 million, pension expense of $2.8 million, and FDIC insurance fees of $3.8 million.  The variance for 2009 was also impacted by the reversal of $1.1 million of our Visa litigation reserve.  These increases were partially offset by lower intangible amortization of $1.6 million and interchange fees of $2.6 million.

For 2010 and 2009, we realized an elevated level of costs related to the management and resolution of problem assets and we expect an elevated level of costs to continue in 2011.  These costs are primarily related to legal fees to support the collection of loans and OREO properties, OREO carrying costs and valuation write-downs.  In addition, our FDIC insurance fees have been elevated reflective of revisions to the rate structure over the past two years by the FDIC and an increase in total deposit base.  We continue to review and evaluate opportunities to offset the impact of these increased costs and to improve our overall efficiency ratio.

The table below reflects the major components of noninterest expense.

	For the Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Noninterest Expense:
Salaries	$50,102	$50,494	$50,581
Associate Benefits	12,653	14,573	11,250
Total Compensation	62,755	65,067	61,831

Premises	10,010	9,798	9,729
Equipment	8,929	9,096	9,902
Total Occupancy	18,939	18,894	19,631

Legal Fees	4,301	3,975	2,240
Professional Fees	4,338	4,501	4,083
Processing Services	3,651	3,591	3,921
Advertising	2,905	3,285	3,609
Travel and Entertainment	958	1,123	1,390
Printing and Supplies	1,455	1,882	1,977
Telephone	2,059	2,227	2,522
Postage	1,650	1,711	1,743
FDIC Insurance Fees	6,324	5,167	1,304
Intangible Amortization	2,682	4,042	5,685
Interchange Fees	955	1,929	4,577
Other Real Estate Owned	14,922	7,577	1,306
Miscellaneous	6,022	7,144	5,653
Total Other	52,222	48,154	40,010

Total Noninterest Expense	$133,916	$132,115	$121,472
Various significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense totaled $62.8 million in 2010, $65.1 million in 2009, and $61.8 million in 2008.  The $2.3 million reduction in 2010 was driven by lower associate benefit expense of $1.9 million attributable to a decline in pension expense reflecting improved plan asset returns.  Lower associate salary expense of $392,000 also contributed to the decrease and primarily reflects a reduction in associate headcount.  The $3.2 million increase in 2009 was due to higher associate benefit expense of $3.3 million reflective of higher expense for our pension plan due to a loss in market value for pension plan assets.

Occupancy. Occupancy expense (including premises and equipment) totaled $18.9 million for 2010, $18.9 million for 2009, and $19.6 million for 2009.  For 2010, depreciation expense for buildings increased by $471,000 related to building projects including the construction of a new building for our wealth management line of business, and the construction of two new retail offices that will replace offices previously leased in our Macon and Palatka markets.  The increase in depreciation was essentially offset by lower lease expense of $206,000 reflecting the ending of the aforementioned leases as well as a $101,000 reduction in depreciation for furniture, fixtures, and equipment (“FF&E”) and lower software license expense of $88,000.  The reduction in FF&E depreciation and software license expense reflects full amortization and depreciation of several software licenses and system components related to our end-user and network system environments.  In 2009, the $737,000, or 3.8% decrease was primarily due to a reduction in depreciation and maintenance expense for FF&E.  The decreases reflect the full depreciation of several larger technology systems and an overall effort to improve the management and control of these expenditures.

Other.  Other noninterest expense increased $4.1 million, or 8.4%, in 2010 and $8.1 million, or 20.4%, in 2009.  The increase for both periods was driven by higher expense for OREO properties which increased by $7.3 million and $6.3 million, respectively, for each period as well as higher FDIC insurance fees of $1.7 million and $3.8 million, respectively.  Higher legal fees also contributed to the unfavorable variances for each period in the amounts of $326,000 and $1.7 million, respectively.  The higher level of OREO expenses in both periods reflects growth in OREO properties under management and associated carrying costs as well as valuation write-downs.  We expect our OREO expenses to remain elevated in 2011 as problem loans work through our asset resolution process.  We have realized a higher level of FDIC insurance fees in the past two years reflective of an increase in premium rates mandated by the FDIC as well as higher deposit balances.  A special assessment by the FDIC also impacted our FDIC insurance costs in 2009.  We expect that our FDIC insurance costs will be reduced in 2011 as a result of recent changes to the FDIC’s rate structure and assessment base.  Partially offsetting these unfavorable variances were declines in intangible amortization expense of $1.4 million for 2010 and $1.6 million for 2009 reflecting the full amortization of core deposit intangibles recorded during 2004 and 2005.  For both 2010 and 2009, other noninterest expense was impacted by a reduction in interchange fees due to the sale of our merchant services portfolio in August 2008.  Interchange fees reflect the cost of processing our merchant portfolio and totaled $955,000 in 2010, $1.9 million in 2009, and $4.6 million in 2008.  After the sale of the portfolio, we continued to service one of our larger clients until mid-2010 at which time this client migrated to another processor.  The reduction in this expense was more than offset by a decline in merchant fee revenue which is reflected in noninterest income.  As previously mentioned, the impact on operating profit for all periods due to the sale of our merchant portfolio was not material.  The reversal of our Visa litigation reserves in 2010 and 2008 totaling $0.8 million and $1.1 million, respectively, also had a favorable impacted on other noninterest expense.  Additionally, management implemented initiatives to better manage controllable expenses, which resulted in favorable year-over-year variances in categories such as marketing, travel and entertainment, printing and supplies, telephone, and postage.

Our operating efficiency ratio (expressed as noninterest expense, net of intangible amortization, as a percent of taxable equivalent net interest income plus noninterest income) was 84.23%, 77.33%, and 64.91% in 2010, 2009 and 2008, respectively.  A significant decline in taxable equivalent net interest income negatively impacted this metric in 2010.  For 2009, a lower level of operating revenues (tax equivalent net interest income plus noninterest income) contributed to the decline in the operating efficiency ratio versus 2008.  In addition, the above metric for 2008 reflects the impact of the $6.25 million gain from the sale of our merchant services portfolio, the $2.4 million gain from the redemption of Visa shares, and the $1.1 million reversal of Visa litigation reserve.

As part of our strategic planning process, we continue to review and enhance our expense control procedures, including the implementation of a vendor contract review process in 2009, which accrued cost savings benefits in 2009 and 2010, as well as ongoing review of our organizational structure, delivery systems, and workflow processes.

Income Taxes

For 2010, we realized a tax benefit of $3.0 million (effective tax rate of 87.8%) compared to a tax benefit of $5.3 million (effective tax rate of 60.6%) for 2009 and tax expense of $6.7 million (effective tax rate of 30.6%) in 2008.  For all periods, we had substantial tax exempt income which favorably impacted our tax provision.  For 2010 and 2009, we also realized a lower level of pre-tax income at our bank subsidiary due to higher credit related costs, primarily loan loss provision and OREO costs, which favorably impacted our tax provision.  The tax provision for 2010 was also affected by the recognition of a tax contingency totaling approximately $440,000.

FINANCIAL CONDITION

Average assets totaled approximately $2.645 billion for the year 2010, an increase of $127.9 million, or 5.1%, over 2009.  Average earning assets were approximately $2.294 billion, representing an increase of $110.0 million, or 5.0%, over 2009.  The increase in average earning assets was funded by deposit growth and a reduction in our cash and due from banks position, partially offset by a reduction in short-term borrowings and the resolution of problem loans (gross charge-offs and transfers to other real estate).  Year over year, average short term investments increased $215.7 million and investment securities increased $27.1 million, while average loans declined $132.8 million.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

In 2010, average loans decreased $132.8 million, or 6.8%, as compared to 2009.  Loans as a percent of average earning assets declined to 79.7% in 2010, down from the 2009 level of 89.8%.  The loan portfolio experienced runoff throughout the year driven by declines in the commercial, construction, consumer and real estate portfolios.  The home equity loan balance was higher year over year primarily due to increased line utilization by existing borrowers.  All portfolios continue to be impacted by weak loan demand attributable to the sluggish economy.  In addition to lower production and normal amortization and payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the other real estate owned category.

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

Table 4
SOURCES OF EARNING ASSET GROWTH

	2009 to	Percentage	Components of
	2010	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2010	2009	2008

Loans:
Commercial, Financial, and Agricultural	$(34,847)	(32.0)%	7.2%	9.1%	8.8%
Real Estate – Construction	(75,255)	(68.0)	2.8	6.4	6.6
Real Estate – Commercial	7,190	7.0	30.3	31.5	28.0
Real Estate – Residential	(18,208)	(17.0)	19.1	31.6	31.1
Real Estate – Home Equity	14,405	13.0	10.8	31.5	28.0
Consumer	(26,083)	(25.0)	9.5	11.2	11.1
Total Loans	$(132,798)	(122.0)%	79.7%	89.8%	85.6%

Investment Securities:
Taxable	$42,430	39.0%	5.5%	3.8%	4.2%
Tax-Exempt	(15,331)	(14.0)	4.0	4.9	4.3
Total Securities	27,099	25.0%	9.5%	8.7%	8.5%

Funds Sold	215,748	197.0%	10.8%	1.5%	5.9%

Total Earning Assets	$110,049	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 83.4% in 2010 from 98.5% in 2009.  The lower loan-to-deposit ratio reflects both the decline in average loan balances, and growth in average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5.  Table 6 arrays our total loan portfolio as of December 31, 2010, based upon maturities.  As a percent of the total portfolio, loans with fixed interest rates represent 34.0% as of December 31, 2010, versus 34.6% at December 31, 2009.

Table 5
LOANS BY CATEGORY

	As of December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Commercial, Financial and Agricultural	$157,394	$189,061	$206,230	$208,864	$229,327
Real Estate - Construction	43,239	111,249	141,973	142,248	179,072
Real Estate – Commercial Mortgage	671,702	716,791	656,959	634,920	643,885
Real Estate - Residential	430,541	416,469	484,238	488,372	536,138
Real Estate – Home Equity	251,565	246,722	218,500	192,428	173,597
Consumer	204,230	235,648	249,897	249,018	237,702
Total Loans, Net of Unearned Interest	$1,758,671	$1,915,940	$1,957,797	$1,915,850	$1,999,721

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$66,834	$63,188	$14,159	$144,181
Real Estate – Construction	39,641	888	2,711	43,240
Real Estate – Commercial Mortgage	142,279	116,998	425,637	684,914
Real Estate – Residential	91,589	56,251	282,701	430,541
Real Estate – Home Equity	829	7,977	242,759	251,565
Consumer(1)	22,158	145,544	36,528	204,230
Total	$363,330	$390,846	$1,004,495	$1,758,671

Loans with Fixed Rates	$136,751	$302,792	$157,592	$597,135
Loans with Floating or Adjustable Rates	226,579	88,054	846,903	1,161,536
Total	$363,330	$390,846	$1,004,495	$1,758,671

(1)	Demand loans and overdrafts are reported in the category of one year or less.

Risk Element Assets

Risk element assets consist of nonaccrual loans, troubled debt restructurings, past due loans, other real estate owned, potential problem loans and loan concentrations.  Table 7 depicts certain categories of our risk element assets as of December 31st for each of the last five years.

At year-end 2010, our nonperforming assets (including nonaccrual loans, troubled debt restructurings, and other real estate owned) totaled $145.3 million, an increase of $1.2 million from year-end 2009.  Year over year, the slight increase in total nonperforming assets reflects a $20.6 million decline in the nonaccrual loan balance, as loans were resolved or transferred to OREO, which increased $21.8 million.  During the year, nonperforming assets reached a high of $153.7 million at the end of the first quarter, and declined gradually for the remainder of the year reflecting our significant resources allocated to problem asset resolution efforts as well as improvement in market activity.  Year over year, we also realized a slowing of loan defaults and inflow to the nonaccrual loan category.  At year-end, nonperforming assets represented 8.00% of loans and OREO compared to 7.38% at year-end 2009.  The change in this ratio from the prior year-end reflects a decline in our loan portfolio balances.

During 2010, we implemented a number of measures and allocated significant resources to reduce our level of nonperforming assets and mitigate losses.  While the absolute level of nonperforming assets remains elevated at year-end 2010, favorable trends were evident for the second half of the year.  During the second half of 2010, we realized an increased pace of OREO dispositions as well as a slowing of problem loan inflow, which is reflected in improved delinquency trends and a reduced level of loans within our problem loan portfolio.  Trends within our problem loan portfolio will continue to be impacted by the pace of the economic recovery, consumer and investor confidence, and activity within our markets.  In addition, we expect that the protracted real estate recovery will have a significant impact on the pace of migration within our problem loan portfolio and nonperforming asset resolution and/or disposal, therefore, making it difficult to predict period to period changes in the level of our nonperforming assets.

Table 7
RISK ELEMENT ASSETS

	As of December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006

Nonaccruing Loans	$65,700	$86,274	$96,876	$25,119	$8,042
Troubled Debt Restructurings	21,649	21,644	1,744	-	-
Total Nonperforming Loans	87,349	107,918	98,620	25,119	8,042
Other Real Estate Owned	57,937	36,134	9,222	3,043	689
Total Nonperforming Assets	$145,286	$144,052	$107,842	$28,162	$8,731
Past Due Loans 30 – 89 Days	24,193	36,501	37,343	28,157	20,917
Past Due Loans 90 Days or More (accruing)	$159	$-	$88	$416	$135

Nonperforming Loans/Loans	4.97%	5.63%	5.04%	1.31%	0.40%
Nonperforming Assets/Loans Plus Other Real Estate	8.00	7.38	5.48	1.47	0.44
Nonperforming Assets/Capital(1)	49.34	46.19	34.15	9.06	2.62
Allowance/Nonperforming Loans	40.57%	40.77%	37.52%	71.92%	214.09%

(1)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

Nonaccrual Loans.  Nonaccrual loans totaled $65.7 million at year-end 2010, a decline of $20.6 million from year-end 2009.  During 2010, we realized a much lower level of loan defaults and a slowing of inflow into the nonaccrual loan category.

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income.  Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  If interest on our loans classified as nonaccrual during 2010 had been recognized on a fully accruing basis, we would have recorded an additional $7.8 million of interest income for the year ended December 31, 2010.

The composition of our nonaccrual loan portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2010	2009
Commercial, Financial and Agricultural	$1,059	$2,729
Real Estate - Construction	1,907	20,797
Real Estate - Commercial Mortgage	26,874	29,042
Real Estate - Residential	30,189	26,599
Real Estate - Home Equity	4,803	5,280
Consumer	868	1,827
Total Nonaccrual Loans	$65,700	$86,274

Vacant land loans (residential and commercial) of $18.7 million (approximately 170 borrowing relationships) represented approximately 28% of our nonaccrual loan balance at year-end 2010, which is a decline from $38.0 million, or 44%, at the end of 2009 and $51.3 million, or 53% at year-end 2008.  This declining trend reflects the migration of these loans through the resolution process as well as the slowdown in loan defaults for the remaining portion of this portfolio class.  Of the $18.7 million in these loans as of year-end, a large majority (76%) are in the residential real estate loan category.

Troubled Debt Restructurings (“TDR’s”).  TDR’s are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.  We do not maintain a formal loan modification program, but from time to time our lenders will modify a loan as a workout alternative.  Most of these instances involve a principal moratorium or extension of the loan term.  Loans classified as TDR’s totaled $21.6 million at year-end 2010 and 2009.  During 2010, we modified 144 loan contracts totaling approximately $32.0 million of which 21 loan contracts totaling $5.5 million have defaulted.  Modified loans are subject to an underwriting evaluation as well as our policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type.  Loans classified as TDR’s that perform according to the restructured terms for a period of time (minimum of six months) may be removed from the TDR classification.  As of year-end 2010, all of our TDR’s were on accruing status of which $3.2 million (13 loans) were over 30 days past due.

The composition of our TDR portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2010	2009
Commercial, Financial and Agricultural	$768	$469
Real Estate - Construction	660	3,357
Real Estate - Commercial Mortgage	10,635	9,179
Real Estate - Residential	8,884	8,438
Real Estate - Home Equity	648	166
Consumer	54	35
Total TDR’s	$21,649	$21,644

Other Real Estate Owned (“OREO”).  OREO represents property acquired as the result of borrower defaults on loans or by receiving a deed in lieu of foreclosure.  OREO is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the time of foreclosure.  Write-downs occurring at foreclosure are charged against the allowance for possible loan losses.  On an ongoing basis, properties are either revalued internally or by a third party appraiser as required by applicable regulations.  Subsequent declines in value are reflected as other noninterest expense.  Carrying costs related to maintaining the OREO properties are expensed as incurred and are also reflected as other noninterest expense.

OREO totaled $57.9 million at December 31, 2010 versus $36.1 million at December 31, 2009.  During 2010, we added properties totaling $49.2 million and partially or completely liquidated properties totaling $18.1 million.  Revaluation adjustments for other real estate owned properties during 2010 totaled $9.3 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2010	2009
Lots/Land	$33,923	$27,258
Residential 1-4	14,092	7,065
Commercial Building	8,209	1,534
Other	1,713	277
Total OREO	$57,937	$36,134

Potential Problem Loans.  Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms.  At December 31, 2010, we had $23.0 million in loans of this type which are not included in either of the nonaccrual, troubled debt restructurings or 90 day past due loan categories compared to $28.0 million at year-end 2009.  The year over year decline reflects a slowdown in the additions to our potential problem loan pool during the second half of 2010.  Management monitors these loans closely and reviews their performance on a regular basis.

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

While we have a majority of our loans (79.4%) secured by real estate, the primary types of real estate collateral are commercial properties and 1-4 family residential properties.  At December 31, 2010, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 38.2% and 38.8%, respectively, of the total loan portfolio.  Furthermore, approximately 9.7% of our loan portfolio is secured by loans with vacant land as the primary collateral.  These loans include both improved and unimproved land and are comprised of loans to individuals as well as builders/developers with a majority of the collateral (approximately 76%) zoned as residential property.

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

The unallocated portion of the allowance is monitored on a regular basis and adjusted based on management’s determination of estimation risk.  Table 8 analyzes the activity in the allowance over the past five years.

For 2010, our net charge-offs totaled $32.4 million, or 1.77% of average loans, compared to $32.6 million, or 1.66% for 2009, and $13.6 million, or 0.71% for 2008.  Over the last twelve quarters, we have recorded a cumulative loan loss provision totaling $96.3 million, or 5.0% of beginning loans and have recognized cumulative net charge-offs of $78.6 million, or 4.1%.  At year-end 2010, the allowance for loan losses of $35.4 million was 2.01% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans compared to 2.30% and 41%, respectively, at the end of 2009, and 1.89% and 38% at the end of 2008.  Due to the protracted recovery of the economy and our real estate markets, particularly the residential sector, we expect that our net loan charge-offs will remain above historical levels.  Over the past twelve quarters, approximately $42.0 million of our gross loan losses were related to loans secured by vacant land, primarily residential real estate property.  Our exposure to vacant residential land continues to decline as we resolve these relationships through foreclosure or develop work out strategies.  At year-end 2010, we maintained reserves allocated to this portfolio of approximately $7.7 million, or 40% of these loans that were classified as impaired loans.

Table 9 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years.  The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed.  The allowance allocated to our real estate construction loan category reflects a significant year over year decline which primarily reflects the resolution of several of these problem loan relationships as well as a higher level of loan run-off in this category and the reclassification of approximately $10.0 million in loans to the residential real estate loan category due to moving to a permanent, term repayment schedule..

The allowance for loan losses was $35.4 million at December 31, 2010 and $44.0 million at December 31, 2009.  The allowance for loan losses was 2.01% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans at year-end 2010 compared to 2.30% and 41% at year-end 2009.  Year over year reduction in the level of impaired loans as well as other stabilizing trends within the loan portfolio, including improved loan delinquency trends and a reduced level of potential problem loans, as well as a reduction in the volume of loan defaults resulted in a lower level of allowance at year-end 2010.  It is management’s opinion that the allowance at December 31, 2010 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(Dollars in Thousands)	2010		2009		2008		2007		2006

Balance at Beginning of Year	$43,999		$37,004		$18,066		$17,217		$17,410
Reclassification of Unfunded Reserve to Other Liability	-		392		-		-		-

Charge-Offs:
Commercial, Financial and Agricultural	2,118		2,590		1,649		1,462		841
Real Estate - Construction	5,877		8,031		2,581		166		-
Real Estate - Commercial	8,762		4,417		1,499		709		346
Real Estate - Residential	12,168		13,491		3,787		407		260
Real Estate - Home Equity	3,087		1,632		267		1,022		20
Consumer	3,502		5,912		6,192		3,451		2,516
Total Charge-Offs	36,514		36,073		15,975		7,217		3,983

Recoveries:
Commercial, Financial and Agricultural	370		567		331		174		246
Real Estate - Construction	8		540		4		-		-
Real Estate - Commercial	261		53		15		14		17
Real Estate - Residential	385		525		161		34		11
Real Estate - Home Equity	555		5		1		2		-
Consumer	1,548		1,753		1,905		1,679		1,557
Total Recoveries	3,127		3,443		2,417		1,903		1,831

Net Charge-Offs	32,387		32,630		13,558		5,314		2,152

Provision for Loan Losses	23,824		40,017		32,496		6,163		1,959

Balance at End of Year	$35,436		$43,999		$37,004		$18,066		$17,217

Ratio of Net Charge-Offs to Average Loans Outstanding	1.77%		1.66%		0.71%		0.27%		0.11%

Allowance for Loan Losses as a Percent of Loans at End of Year	2.01%		2.30%		1.89%		0.94%		0.86%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	1.09	x	1.35	x	2.73	x	3.40	x	8.00	x

Table 9
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2010		2009		2008		2007		2006
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans

Commercial, Financial and Agricultural	$1,544	8.9%	$2,409	9.9%	$2,401	10.5%	$3,106	10.9%	$3,900	11.5%
Real Estate:
Construction	2,060	2.5	12,117	5.8	8,973	7.3	3,117	7.4	745	9.0
Commercial	8,645	38.2	8,751	37.4	6,022	33.6	4,372	33.1	5,996	32.2
Residential	17,046	24.5	14,159	21.7	12,489	24.7	3,733	35.6	1,050	35.5
Home Equity	2,522	14.3	2,201	12.9	1,091	11.2	-	-	-	-
Consumer	2,612	11.6	3,457	12.3	5,055	12.8	2,790	13.0	3,081	11.8
Not Allocated	1,007	-	905	-	973	-	948	-	2,445	-

Total	$35,436	100.0%	$43,999	100.0%	$37,004	100.0%	$18,066	100.0%	$17,217	100.0%

Investment Securities

In 2010, our average investment portfolio increased $27.1 million, or 14.3%, from 2009 and decreased $0.8 million, or 0.4%, from 2008 to 2009.  As a percentage of average earning assets, the investment portfolio represented 9.4% in 2010, compared to 8.7% in 2009.  In 2010, the increase in the average balance of the investment portfolio was primarily attributable to an investment strategy to deploy a portion of the Bank’s liquidity, in addition to purchasing securities for pledging deposits which transitioned from accounts that were guaranteed by the FDIC into products requiring pledging.  In 2009, the decrease in the average balance of the investment portfolio was a result of lower pledging requirements for public deposits attributable to the FDIC Transaction Account Guarantee Program.  In 2011, we will closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments.

In 2010, average taxable investments increased $42.4 million, or 50.7%, while tax-exempt investments decreased $15.3 million, or 14.5%.  The mix changed as high quality tax-exempt securities were in limited supply during 2010 resulting in a portion of the proceeds from maturing tax-exempt securities being invested in taxable securities (primarily treasuries). Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of December 31, 2010, all securities are classified as available-for-sale which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.  At December 31, 2010, the investment portfolio maintained a net pre-tax unrealized gain of $1.1 million compared to a net pre-tax unrealized gain of $1.3 million at December 31, 2009.  At the end of 2010, 39 of our investment securities had an unrealized loss totaling $0.7 million and have been in a loss position for less than 12 months. These securities consist of US Treasuries, mortgage-backed securities, and municipal bonds that are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2010.  One security, a preferred bank stock issue had an unrealized loss of $0.6 million that has been in a loss position for more than 12 months.  For 2010, we realized $0.1 million in other than temporary impairment through earnings for this security.

The average maturity of the total portfolio at December 31, 2010 and 2009 was 1.89 and 1.13 years, respectively.  The maturity extension was a result of purchases of $140 million in US Treasuries with maturities of 2-3 years and $ $38 million in CMO’s with an average life of approximately 3.2 years.  See Table 10 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2010 was 1.59%, versus 3.43% in 2009. This lower yield was a result of matured bonds being invested at lower market rates during 2010.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2010.  New investments are being made selectively into high quality bonds.

Table 10 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	As of December 31,
	2010			2009			2008
(Dollars in Thousands)	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield

U.S. GOVERNMENTS
Due in 1 year or less	$9,050	$9,091	1.64%	$11,034	$11,111	2.04%	$18,695	$19,033	3.54%
Due over 1 year through 5 years	151,863	153,060	0.96	11,236	11,333	1.53	17,490	17,909	1.98
Due over 5 years through 10 years	-	-	-	-	-	-	-	-	-
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	160,913	162,151	1.00	22,270	22,444	1.78	36,185	36,942	2.79

STATES & POLITICAL SUBDIVISIONS
Due in 1 year or less	52,987	53,189	1.97	58,987	59,477	3.90	39,277	39,581	5.02
Due over 1 year through 5 years	26,003	26,110	1.54	47,468	48,073	2.49	61,093	61,981	4.55
Due over 5 years through 10 years	-	-	-	-	-	-	-	-	-
Due over 10 years	-	-	-	-	-	-	-	-	-
TOTAL	78,990	79,299	1.84	106,455	107,550	3.28	100,370	101,562	4.74

MORTGAGE-BACKED SECURITIES(2)
Due in 1 year or less	7,377	7,488	3.85	8,400	8,506	3.91	1,258	1,267	3.84
Due over 1 year through 5 years	31,717	32,034	2.70	24,742	25,398	4.01	30,803	30,907	4.44
Due over 5 years through 10 years	17,005	16,695	2.27	233	239	4.44	1,420	1,426	5.29
Due over 10 years	-	-	-	-	-	-	6,379	6,476	5.38
TOTAL	56,099	56,217	2.72	33,375	34,143	3.99	39,860	40,076	3.74

OTHER SECURITIES
Due in 1 year or less	-	-	-	-	-	-	-	-	-
Due over 1 year through 5 years	-	-	-	-	-	-	-	-	-
Due over 5 years through 10 years	-	-	-	-	-	-	1,000	1,107	5.00
Due over 10 years(3)	12,664	12,064	2.58	12,536	12,536	6.18	11,882	11,882	5.94
TOTAL	12,664	12,064	2.58	12,536	12,536	6.18	12,882	12,989	5.87

TOTAL INVESTMENT SECURITIES	$308,666	$309,731	1.59%	$174,636	$176,673	3.43%	$189,297	$191,569	4.26%

(1)
Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2)	Based on weighted average life.
(3)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY

	As of December 31,
(In Years)	2010	2009	2008
U.S. Governments	1.77	0.95	1.15
States and Political Subdivisions	0.85	0.96	1.56
Mortgage-Backed Securities	3.68	1.82	4.98
Other Securities	-	-	-
TOTAL	1.89	1.13	2.24

Deposits and Funds Purchased

Average total deposits for the year were $2.192 billion, an increase of $199.9 million, or 10.0%, compared to the same period in 2009.  All deposit categories experienced year over year growth except certificate of deposits.  Noninterest bearing deposits were higher, fueled by the growth of the Absolutely Free Checking (“AFC”) products, which continue to be successful as both balances and the number of accounts increased.  Growth in public deposits resulted in higher NOW accounts as the success of the Guarantee NOW product resulted in new relationships and higher balances with existing clients. Savings accounts experienced steady growth from the retail base for the second straight year.  The decline in certificates of deposits partially offset these favorable variances as the portfolio experienced run-off during the second half of 2010.  The run-off was attributable to reductions in the number of single relationship, higher yielding certificates of deposit.

The lower year-to-date average for 2009, compared to the same period in 2008,  reflects a decline in both money market and NOW account balances.  During the first half of 2009, money market balances declined in most markets.  Partially offsetting the first half decline was the introduction of a money market promotion during the third quarter in select markets, which resulted in new account relationships and higher balances from existing clients.    The decline in NOW account balances was primarily attributable to lower average public fund balances during the year.

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

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances (maturing in less than one year), and other borrowings, decreased $51.4 million, or 64.9% in 2010.  The decrease is attributable to a $35.4 million decrease in funds purchased, a decline in repurchase agreements of $14.5 million and a $1.5 million decrease in other borrowings primarily attributable to maturities of FHLB advances.  The year-over-year decline in federal funds purchased resulted from higher deposits balances mentioned above while the repurchase agreement decrease was attributable to several large clients migrating to NOW accounts with the government guarantee.  At year-end 2010, several large clients transferred balances back to repurchase agreements from the guarantee NOW product as the government’s guarantee program relative to interest bearing deposits expired on December 31, 2010.  See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Strategically, we continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 11
SOURCES OF DEPOSIT GROWTH

	2009 to	Percentage	Components of
	2010	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2010	2009	2008
Noninterest Bearing Deposits	$44,080	22.1%	21.1%	21.0%	19.7%
NOW Accounts	151,966	76.0	39.4	35.7	36.0
Money Market Accounts	255	0.1	14.6	16.1	18.1
Savings	10,363	5.2	6.0	6.1	5.6
Time Deposits	(6,770)	(3.4)	18.9	21.1	20.6
Total Deposits	$199,894	100.0%	100.0%	100.0%	100.0%

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	December 31, 2010
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$38,933	29.7%
Over three through six months	30,647	23.4
Over six through twelve months	48,556	37.0
Over twelve months	12,951	9.9
Total	$131,087	100.0%

Market Risk and Interest Rate Sensitivity

Overview.  Market risk arises from changes in interest rates, exchange rates, commodity prices, and equity prices.  We have risk management policies to monitor and limit exposure to market risk and do not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices.  In asset and liability management activities, our policies are designed to minimize structural interest rate risk.

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

We have established a comprehensive interest rate risk management policy, which is administered by management’s Asset Liability Management Committee (ALCO).  The policy establishes limits of risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates for maturities from one day to 30 years.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling.  The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts.  As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology used by us.  When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.  Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and three alternative simulations, at least once a quarter, and report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”) and the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-10.0%	+/-7.5%	+/-5.0%	+/-5.0%
December 31, 2010	-9.7%	-5.5%	-1.9%	-1.0%
December 31, 2009	-6.1%	-3.4%	-0.8%	0.7%

The Net Interest Income at Risk position declined for the month of December 2010, when compared to the same period in 2009, for all rate scenarios.  Our largest exposure is at the +300 basis point (“bp”) level, with a measure of -9.7%, which is still within our policy limit of -10.0%.  The year-over-year variance is attributable to several key assumption changes, and deploying overnight funds into fixed-termed investments with greater than one year maturities.  All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-12.5%	+/-10.0%	+/-7.5%	+/-7.5%
December 31, 2010	-1.2%	2.4%	3.5%	-6.6%
December 31, 2009	-4.3%	0.4%	2.7%	-7.0%

Our risk profile, as measured by EVE, improved for the month of December 2010, when compared to the same period in 2009, for both the “down rate” and “up rate” scenarios.  The favorable variance between periods is attributable to the changes in several key assumptions, as previously mentioned above in the Net Interest Income at Risk section, in addition to increases in the FHLB curve, resulting in improved non-maturity deposit values. When comparing the up 300 scenario to the up 100 and 200 scenarios, the EVE measurement declines to -1.2% which is primarily attributable to the varied assumptions on the non-maturity deposits in the rising rate scenarios.  Based on historical data, interest rates on non-maturity deposits are increased at varied percentages in the rising rate scenarios, with the up 300 scenario being the most aggressive.  All measures of economic value of equity are within our prescribed policy limits.

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

As of December 31, 2010, we have the ability to generate $705 million in additional liquidity through all of our available resources.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with the results reported to ALCO, our Market Risk Oversight Committee and the Board of Directors.  The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is approximately two years and as of year-end had a net unrealized pre-tax gain of $1.71 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) for the fourth quarter of 2010 reflects a net overnight funds sold position of $164.9 million compared to an average net overnight funds sold position of $246.9 million in the third quarter of 2010 and an average net overnight funds sold position of $101.1 million during the fourth quarter of 2009.  The unfavorable variance of $82.0 million in the funds position compared to the linked quarter is primarily attributable to increases in the investment portfolio and lower deposit balances partially offset by net reductions in the loan portfolios.  The favorable variance from the fourth quarter of 2009 reflects increases in deposit balances and net reductions in the loan portfolios partially offset by increases in the investment portfolio and decreases in fed funds purchased.

Capital expenditures are expected to approximate $5.0 million over the next 12 months, which consist primarily of banking office remodeling, ATM replacements, furniture and fixtures, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At December 31, 2010, advances from the FHLB consisted of $60.1 million in outstanding debt consisting of 50 notes.  In 2010, the Bank made FHLB advance payments totaling approximately $3.3 million, paid off one advance for $0.6 million, and obtained ten new FHLB advances totaling $14.0 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2010.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Years	Total
Federal Home Loan Bank Advances	$10,000	$16,887	$12,728	$20,486	$60,101
Subordinated Notes Payable	-	-	-	62,887	62,887
Operating Lease Obligations	582	1,057	749	4,352	6,740
Time Deposit Maturities	321,547	46,136	4,583	-	372,266
Liability for Unrecognized Tax Benefits	966	2,379	1,907	611	5,863
Total Contractual Cash Obligations	$333,095	$66,459	$19,967	$88,336	$507,857

We have issued two junior subordinated deferrable interest notes to wholly-owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and will adjust annually to a variable rate of LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.

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

Capital

We continue to maintain a strong capital position.  The ratio of shareowners' equity to total assets at year-end was 9.88%, 9.89%, and 11.20%, in 2010, 2009, and 2008, respectively.  Management believes its strong capital base has offered protection during the course of the current economic downturn.  In addition, to date we have not initiated a capital raise and were not a TARP participant.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments.  Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital.  As of December 31, 2010, we exceeded these capital guidelines with a total risk-based capital ratio of 14.59% and a Tier 1 ratio of 13.24%, compared to 14.11% and 12.76%, respectively, in 2009.  As allowed by Federal Reserve Board capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted.  See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings.  See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets.  The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs.  A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans.  On December 31, 2010, we had a leverage ratio of 10.10% compared to 10.39% in 2009.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2010	2009	2008
Common Stock	171	170	171
Additional Paid-in Capital	36,920	36,099	36,783
Retained Earnings	237,679	246,460	262,890
Subtotal	274,770	282,729	299,844
Accumulated Other Comprehensive (Loss), Net of Tax	(15,751)	(14,830)	(21,014)
Total Shareowners' Equity	$259,019	$267,899	$278,830

At December 31, 2010, our common stock had a book value of $15.15 per diluted share compared to $15.72 in 2009.  Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale.  At December 31, 2010, the net unrealized gain was $0.7 million compared to $0.6 million in 2009.  Book value is impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Code Topic 715.  At December 31, 2010, the net pension liability reflected in other comprehensive income was $16.4 million compared to $15.4 million at December 31, 2009.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock.  The purchases are made in the open market or in privately negotiated transactions.  During the ten year period ended December 31, 2010, we have repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share.  During 2010, we did not repurchase any shares.  In 2009, we repurchased 145,888 shares at an average purchase price of $10.65 and in 2008 we repurchased a total of 90,041 shares at an average purchase price of $26.77 per share.  We must seek prior approval from the Federal Reserve before repurchasing any additional shares of our common stock.

We offer an Associate Stock Incentive Plan under which certain associates are eligible to earn shares of our common stock based upon achieving established performance goals.  In 2010 and 2009, we issued no shares under this plan as the financial performance goal for each year was not achieved.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount.  In 2010, 63,638 shares, valued at approximately $720,000 (before 10% discount), were issued under these plans.

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

Dividends declared and paid totaled $.4900 per share in 2010.  We paid dividends of $.7600 per share in 2009 and $.7450 per share in 2008.  Dividends declared per share were reduced in the second quarter of 2010 to realign the dividend yield rate with historical norms given the reduction in our share price as well as to preserve capital given the uncertain economic conditions.  For 2010 and 2009, our dividend payout ratio was not meaningful as our dividends exceeded our earnings by $8.8 million and $16.4 million, respectively, for each year.  The dividend payout ratio was 83.71% for 2008.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period.  In addition, in accordance with the Federal Reserve Resolutions, the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend.  As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not receive the required approvals.  As of December 31, 2010, we believe we have sufficient cash to fund shareowner dividends in 2011 should the Board choose to declare and pay a quarterly dividend during the year.  Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals.  We will continue to evaluate our dividend quarterly and consult with our regulators concerning matters relating to our overall dividend policy.

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

At December 31, 2010, we had $330.8 million in commitments to extend credit and $12.7 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER 2010 – FINANCIAL RESULTS

Results of Operations

Net income for the fourth quarter of 2010 totaled $1.9 million, or $0.12 per diluted share, compared to net income of $0.4 million, or $0.02 per diluted share, for the third quarter of 2010.  The improvement in earnings reflects a lower loan loss provision of $1.9 million and higher noninterest income of $1.3 million, partially offset by a $0.4 million decline in net interest income, higher noninterest expense of $1.2 million, and a lower income tax benefit of $0.1 million.  Earnings for the fourth quarter of 2010 include the reversal of our Visa related litigation reserve of $0.8 million.

Tax equivalent net interest income for the fourth quarter of 2010 was $24.6 million compared to $25.1 million for the third quarter of 2010.  The decrease of $0.5 million in tax equivalent net interest income on a linked quarter basis was due to a reduction in loan income attributable to declining loan balances, and continued unfavorable asset re-pricing, partially offset by lower interest expense and a continued decrease in foregone interest on nonaccrual loans.  Lower interest expense reflects a reduction in deposit rates primarily in certificates of deposit.

The net interest margin in the fourth quarter of 2010 was 4.41%, an increase of 3 basis points over the linked quarter reflective of a 5 basis point reduction in the cost of funds, as the yield on earning assets declined 2 basis points.  The lower cost of funds resulted from a reduction in the rates on certificates of deposit which were significantly reduced in all markets, as well as a net reduction in the rates for our variable rate subordinated notes.

The provision for loan losses for the fourth quarter of 2010 was $3.8 million compared to $5.7 million in the third quarter of 2010.  The decline in the provision reflects lower impaired loan reserves as well as other stabilizing trends within the loan portfolio, including a lower level of past due loans and potential problem loans.  The balance of our impaired loans has declined for three consecutive quarters and totaled $87.8 million at year-end 2010 compared to $97.6 million at the end of the prior quarter.  Net charge-offs for the fourth quarter of 2010 totaled $6.1 million, or 1.35% of average loans, compared to $6.4 million, or 1.40%, in the third quarter of 2010.  At the end of the fourth quarter, the allowance for loan losses of $35.4 million was 2.01% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans compared to 2.10% and 40%, respectively, at the end of the third quarter of 2010.

Noninterest income for the fourth quarter of 2010 increased $1.3 million, or 9.6%, over the linked quarter attributable to higher mortgage banking fees of $0.3 million and other income of $1.0 million.  The increase in mortgage banking fees reflects increased secondary market loan funding driven by increased home purchase activity in our markets and to a lesser extent a higher level of loan refinance activity.  Improved margin realized on secondary market loan sales also contributed to the improvement.  Other income increased due to gains realized from the sale of OREO properties and an increase in recoveries.

Noninterest expense for the fourth quarter of 2010 increased $1.2 million, or 3.6%, over the linked quarter  primarily due to higher expense for OREO properties of $1.4 million and an increase in advertising expense of $0.6 million, partially offset by the reversal of our Visa litigation reserve of $0.8 million.  The higher level of OREO expense primarily reflects higher carrying costs realized during the current quarter.  Higher advertising expense generally reflects an increased level of promotional activities during the fourth quarter.  The reversal of our remaining Visa litigation reserve of $0.8 million also contributed to the reduction.

We realized a tax benefit of $0.1 million in the fourth quarter of 2010 compared to a tax benefit of $0.2 million for the third quarter of 2010.  We have substantial tax exempt income as well as a lower level of pre-tax income at our bank subsidiary due to higher loan loss provisions – both of these factors favorably impacted our tax provision for all of the aforementioned periods.  Recognition of a tax contingency during the fourth quarter also favorably impacted the tax provision by $0.4 million.

Financial Condition

 Average earning assets were $2.218 billion for the fourth quarter of 2010, a decrease of $55.1 million, or 2.4% from the third quarter of 2010.  The decrease from the linked quarter is primarily attributable to a lower level of overnight funds of $79.7 million (partially reflecting a reduction in deposits), and problem loan resolutions, which have the effect of lowering the loan portfolio as loans are either charged off or transferred to the other real estate owned category.

The loan portfolio continues to be impacted by weak loan demand attributable to the sluggish economy, but not at the levels we have experienced in recent quarters.  In addition to lower production and normal amortization and payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the other real estate owned category. On a linked quarter basis, problem loan resolutions accounted for $23.8 million, or 56%, of a net reduction in total period-end loans of $42.6 million.

Nonperforming assets (including nonaccrual loans, restructured loans and other real estate owned) totaled $145.3 million at the end of the fourth quarter of 2010, a reduction of $8.4 million from our 2010 high of $153.7 million at the end of the first quarter.  Compared to the linked quarter, nonperforming assets declined by $0.4 million as nonaccrual loans declined by $8.5 million reflective of loans migrating to the OREO category which realized a $6.7 million increase from the prior quarter.  The restructured loan balance increased by $1.4 million over the same period.  At quarter-end, nonperforming assets represented 8.00% of loans and OREO compared to 7.86% at the prior quarter-end.  The change in this ratio reflects the impact of the aforementioned lower loan portfolio balances.

Average total deposits were $2.116 billion for the fourth quarter, a decrease of $56.3 million, or 2.6%, from the third quarter of 2010.  Deposit levels remain strong, but down slightly from the linked quarter, primarily attributable to lower money market account, certificates of deposit balances, and a decline in public funds.  Certificates of deposit declined primarily due to reductions in the number of single relationship, higher yielding certificates of deposit with the Bank.   Public funds balances have declined as anticipated from the linked quarter reflecting seasonality within this deposit category.  Money market balances declined as run-off continued in our promotional deposits as rates on these deposits were lowered to standard board rates during the third quarter.

We maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) sold position of $171.4 million during the fourth quarter of 2010 compared to an average net overnight funds sold position of $246.9 million in the prior quarter.  The lower balance when compared to the linked quarter primarily reflects the decline in deposits mentioned above and the increase in the investment portfolio, partially offset by the lower loan portfolio.  A portion of the funds sold position was deployed into the investment portfolio during the third and fourth quarters of 2010.   We will continue to evaluate deploying the excess funds sold position into the investment portfolio during the first quarter of 2011.

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

The allowance for loan losses includes allowance allocations calculated in accordance with U.S. GAAP.  The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company’s allowance for loan losses consists of three components: (i) specific valuation allowances established for probable losses on specific loans deemed impaired; (ii) valuation allowances calculated for specific homogenous loan pools based on, but not limited to, historical loan loss experience, current economic and market conditions, levels of past due loans, and levels of problem loans; and (iii) an unallocated allowance that reflects management’s determination of estimation risk.

Intangible Assets.  Intangible assets consist primarily of goodwill and other identifiable intangible assets (primarily core deposit intangibles) that were recognized in connection with various acquisitions.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the estimated implied fair value of goodwill.  If the estimated implied fair value of goodwill is less than the carrying amount, a loss would be recognized to reduce the carrying amount to the estimated implied fair value.

For purposes of testing goodwill for impairment, we utilize both the income and market approaches to value our reporting unit.  The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic and industry expectations.  The projected future cash flows are discounted using a capital asset pricing model.  The market approach applies a market multiple, based on observed purchase transactions and/or an observed price/tangible book value multiple for our peer group.

There are judgments and estimates used in the income approach for determining the estimated fair value of our reporting unit, including the discount rate utilized, which can change based on changes in the business climate, and the internal forecasts used to project cash flows, which are subject to change over short periods of time.  In addition, current economic conditions and stress within the banking industry can impact the outcome of the market valuation approach.  An increase or decrease of one percentage point in the discount rate utilized for the income approach would result in a decrease of $16.0 million and an increase of $20.0 million, respectively, in the fair value for our reporting unit.  An increase or decrease of ten percent in the forecasted cash flows utilized for the income approach would result in an increase and decrease of $19.0 million, respectively.  An increase or decrease of ten basis points in the price/tangible book value multiple utilized for the market approach would result in an increase and decrease of $11.5 million, respectively.  The aforementioned sensitivities would not result in goodwill impairment, but are presented to reflect the variance in the fair value of our reporting unit to changes in these critical valuation factors.

Core deposit assets represent the premium we paid for core deposits.  Core deposit intangibles are amortized on the straight-line method over various periods ranging from 5-10 years.  Generally, core deposits refer to nonpublic, non-maturing deposits including noninterest-bearing deposits, NOW, money market and savings.  We make certain estimates relating to the useful life of these assets and the rate of run-off based on the nature of the specific assets and the client bases acquired.  If there is a reason to believe there has been a permanent loss in value, management will assess these assets for impairment.  Any changes in the original estimates may materially affect our operating results.

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

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2010 was 5.75%.  The estimated impact to 2010 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $339,000 and $357,000, respectively.  We anticipate using a 5.55% discount rate in 2011.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2010 was 8.0%.  The estimated impact to 2010 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $193,000 decrease or increase, respectively.  We anticipate using a rate of return on plan assets for 2011 of 8.0%.

The assumed rate of annual compensation increases of 4.50% in 2010 reflects expected trends in salaries and the employee base.  We anticipate using a compensation increase of 4.25% for 2011 reflecting current market trends.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2011.  Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Table 14
QUARTERLY FINANCIAL DATA (Unaudited)

	2010				2009
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$26,831	$27,576	$27,934	$28,154	$29,756	$30,787	$31,180	$31,053
Interest Expense	2,473	2,792	3,565	4,132	4,464	4,235	4,085	4,058
Net Interest Income	24,358	24,784	24,369	24,022	25,292	26,552	27,095	26,995
Provision for Loan Losses	3,783	5,668	3,633	10,740	10,834	12,347	8,426	8,410
Net Interest Income After Provision for Loan Losses	20,575	19,116	20,736	13,282	14,458	14,205	18,669	18,585
Noninterest Income	14,735	13,449	14,674	13,967	14,411	14,304	14,634	14,042
Noninterest Expense	33,540	32,363	34,629	33,384	35,313	31,615	32,930	32,257
Income (Loss) Before Income Taxes	1,770	202	781	(6,135)	(6,444)	(3,106)	373	370
Income Tax (Benefit) Expense	(148)	(199)	50	(2,672)	(3,037)	(1,618)	(401)	(280)
Net Income (Loss)	$1,918	$401	$731	$(3,463)	$(3,407)	$(1,488)	$774	$650
Net Interest Income (FTE)	$24,654	$25,116	$24,738	$24,473	$25,845	$27,128	$27,679	$27,578

Per Common Share:
Net Income (Loss) Basic	$0.12	$0.02	$0.04	$(0.20)	$(0.20)	$(0.08)	$0.04	$0.04
Net Income (Loss) Diluted	0.12	0.02	0.04	(0.20)	(0.20)	(0.08)	0.04	0.04
Dividends Declared	0.10	0.10	0.10	0.19	0.19	0.19	0.19	0.19
Diluted Book Value	15.15	15.25	15.32	15.34	15.72	15.76	16.03	16.18
Market Price:
High	14.19	14.24	18.25	14.61	14.34	17.10	17.35	27.31
Low	11.56	10.76	12.36	11.57	11.00	13.92	11.01	9.50
Close	12.60	12.14	12.38	14.25	13.84	14.20	16.85	11.46

Selected Average Balances:
Loans, Net	$1,782,916	$1,807,483	$1,841,379	$1,886,367	$1,944,873	$1,964,984	$1,974,197	$1,964,086
Earning Assets	2,218,049	2,273,198	2,329,365	2,358,288	2,237,561	2,157,362	2,175,281	2,166,237
Total Assets	2,576,793	2,626,758	2,678,488	2,698,419	2,575,250	2,497,969	2,506,352	2,486,925
Deposits	2,115,867	2,172,165	2,234,178	2,248,760	2,090,008	1,950,170	1,971,190	1,957,354
Shareowners’ Equity	262,622	263,742	263,873	268,555	268,556	275,027	277,114	281,634
Common Equivalent Average Shares:
Basic	17,095	17,087	17,063	17,057	17,034	17,024	17,010	17,109
Diluted	17,096	17,088	17,074	17,070	17,035	17,025	17,010	17,131

Performance Ratios:
Return on Average Assets	0.30%	0.06%	0.11%	(0.52)%	(0.52)%	(0.24)%	0.12%	0.11%
Return on Average Equity	2.90	0.60	1.11	(5.23)	(5.03)	(2.15)	1.12	0.94
Net Interest Margin (FTE)	4.41	4.38	4.26	4.21	4.59	4.99	5.11	5.16
Noninterest Income as % of Operating Revenue	37.69	35.17	37.58	36.77	36.30	35.01	35.07	34.22
Efficiency Ratio	83.75	82.08	86.06	85.00	85.21	73.86	75.44	75.07

Asset Quality:
Allowance for Loan Losses	35,436	37,720	38,442	41,199	43,999	45,401	41,782	40,172
Allowance for Loan Losses to Loans	2.01%	2.10%	2.11%	2.23%	2.30%	2.32%	2.12%	2.04%
Nonperforming Assets	145,286	145,643	149,814	153,669	144,052	144,372	143,626	126,783
Nonperforming Assets to Loans + ORE	8.00	7.86	8.01	8.10	7.38	7.25	7.19	6.39
Allowance to Non-Performing Loans	40.57	39.94	37.80	38.42	40.77	40.90	33.71	34.82
Net Charge-Offs to Average Loans	1.35	1.40	1.39	2.91	2.42	1.76	1.39	1.08

Capital Ratios:
Tier 1 Capital Ratio	13.24%	12.93%	12.78%	12.81%	12.76%	12.76%	12.85%	13.09%
Total Capital Ratio	14.59	14.29	14.14	14.16	14.11	14.12	14.20	14.40
Tangible Capital Ratio	6.82	6.98	6.80	6.62	6.84	7.43	7.47	7.63
Leverage Ratio	10.10	9.75	9.58	9.64	10.39	10.96	11.07	11.25

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE

60	Report of Independent Registered Public Accounting Firm

61	Consolidated Statements of Financial Condition

62	Consolidated Statements of Operations

63	Consolidated Statements of Changes in Shareowners' Equity

64	Consolidated Statements of Cash Flows

65	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 7, 2011

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2010	2009
ASSETS
Cash and Due From Banks	$35,410	$57,877
Federal Funds Sold and Interest Bearing Deposits	200,783	276,416
Total Cash and Cash Equivalents	236,193	334,293

Investment Securities, Available-for-Sale	309,731	176,673

Loans, Net of Unearned Interest	1,758,671	1,915,940
Allowance for Loan Losses	(35,436)	(43,999)
Loans, Net	1,723,235	1,871,941

Premises and Equipment, Net	115,356	115,439
Goodwill	84,811	84,811
Other Intangible Assets	1,348	4,030
Other Assets	151,379	121,137
Total Assets	$2,622,053	$2,708,324

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$546,257	$427,791
Interest Bearing Deposits	1,557,719	1,830,443
Total Deposits	2,103,976	2,258,234

Short-Term Borrowings	92,928	35,841
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	50,101	49,380
Other Liabilities	53,142	34,083
Total Liabilities	2,363,034	2,440,425

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,100,081 and 17,036,407 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	171	170
Additional Paid-In Capital	36,920	36,099
Retained Earnings	237,679	246,460
Accumulated Other Comprehensive Loss, Net of Tax	(15,751)	(14,830)
Total Shareowners' Equity	259,019	267,899
Total Liabilities and Shareowners' Equity	$2,622,053	$2,708,324

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2010	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$105,710	$117,324	$132,682
Investment Securities:
U.S. Treasury	1,083	547	747
U.S. Government Agencies and Corporations	1,285	1,827	2,562
States and Political Subdivisions	1,517	2,672	3,185
Other Securities	313	324	581
Funds Sold	587	82	3,109
Total Interest Income	110,495	122,776	142,866

INTEREST EXPENSE
Deposits	8,645	10,585	27,306
Short-Term Borrowings	159	291	1,157
Subordinated Notes Payable	2,008	3,730	3,735
Other Long-Term Borrowings	2,150	2,236	1,802
Total Interest Expense	12,962	16,842	34,000

NET INTEREST INCOME	97,533	105,934	108,866
Provision for Loan Losses	23,824	40,017	32,496
Net Interest Income After Provision for Loan Losses	73,709	65,917	76,370

NONINTEREST INCOME
Service Charges on Deposit Accounts	26,500	28,142	27,742
Data Processing Fees	3,610	3,628	3,435
Asset Management Fees	4,235	3,925	4,235
Securities Transactions	8	10	125
Mortgage Banking Fees	2,948	2,699	1,623
Bank Card Fees	9,200	10,306	12,701
Gain on Sale of Portion of Merchant Services Portfolio	-	-	6,250
Other	10,324	8,681	10,929
Total Noninterest Income	56,825	57,391	67,040

NONINTEREST EXPENSE
Salaries and Associate Benefits	62,755	65,067	61,831
Occupancy, Net	10,010	9,798	9,729
Furniture and Equipment	8,929	9,096	9,902
Intangible Amortization	2,682	4,042	5,685
Other Real Estate	14,922	7,577	1,306
Other	34,618	36,535	33,019
Total Noninterest Expense	133,916	132,115	121,472

(LOSS) INCOME BEFORE INCOME TAXES	(3,382)	(8,807)	21,938
Income Tax (Benefit) Expense	(2,969)	(5,336)	6,713

NET (LOSS) INCOME	$(413)	$(3,471)	$15,225
BASIC NET (LOSS) INCOME PER SHARE	$(0.02)	$(0.20)	$0.89
DILUTED NET (LOSS) INCOME PER SHARE	$(0.02)	$(0.20)	$0.89

Average Basic Common Shares Outstanding	17,076	17,044	17,141
Average Diluted Common Shares Outstanding	17,077	17,045	17,147

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
Balance, December 31, 2007	17,182,553	172	38,243	260,325	(6,065)	292,675
Cumulative Effect of Adoption of EITF 06-4				(30)		(30)
Com Comprehensive Income:
Net Net Income		-	-	15,225	-	15,225
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)		-	-	-	1,230	1,230
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	(16,179)	(16,179)
Total Comprehensive Income		-	-	-	-	276
Cash Dividends ($.7450 per share)		-	-	(12,630)	-	(12,630)
Stock Performance Plan Compensation		-	62	-	-	62
Issuance of Common Stock	34,485		891	-	-	891
Repurchase of Common Stock	(90,041)	(1)	(2,413)	-	-	(2,414)
Balance, December 31, 2008	17,126,997	171	36,783	262,890	(21,014)	278,830
Co Comprehensive Income:
Net Net Loss		-	-	(3,471)	-	(3,471)
Net Change in Unrealized Gain on Available-for-Sale Securities (net of tax)		-	-	-	(888)	(888)
Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	7,072	7,072
Total Comprehensive Income		-	-	-	-	2,713
Cash Dividends ($.7600 per share)		-	-	(12,959)	-	(12,959)
Stock Performance Plan Compensation		-	(176)	-	-	(176)
Issuance of Common Stock	55,298		1,052	-	-	1,052
Repurchase of Common Stock	(145,888)	(1)	(1,560)	-	-	(1,561)
Balance, December 31, 2009	17,036,407	$170	$36,099	$246,460	$(14,830)	$267,899

Co Comprehensive Income:
Net Net Loss		-	-	(413)	-	(413)
Net Net Change in Unrealized Gain on Available-for-Sale Securities (net of tax)		-	-	-	79	79
Net Net Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		-	-	-	(1,000)	(1,000)
Total Comprehensive Loss		-	-	-	-	(1,334)
Cash Dividends ($.4900 per share)		-	-	(8,368)	-	(8,368)
Stock Performance Plan Compensation		-	-	-	-	-
Issuance of Common Stock	63,674	1	821	-	-	822
Repurchase of Common Stock	-	-	-	-	-	-
Balance, December 31, 2010	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(413)	$(3,471)	$15,225
A Adjustments to Reconcile Net (Loss) Income to Cash Provided by Operating Activities:
Provision for Loan Losses	23,824	40,017	32,496
Depreciation	7,050	6,680	6,798
Net Securities Amortization	3,384	2,364	990
Amortization of Intangible Assets	2,682	4,042	5,685
Gain on Securities Transactions	(8)	(10)	(125)
Loss on Impaired Security	100	300	-
Origination of Loans Held-for-Sale	(143,479)	(158,193)	(106,340)
Proceeds From Sales of Loans Held-for-Sale	148,288	156,865	108,218
Net Gain From Sales of Loans Held-for Sale	(2,948)	(2,699)	(1,623)
Gain on Sale of Portion of Merchant Services Portfolio	-	-	(6,250)
Proceeds From Sale of Portion of Merchant Services Portfolio	-	-	6,250
Non-Cash Compensation	-	-	62
Net Decrease (Increase) in Deferred Income Taxes	1,898	2,911	(15,235)
Net Decrease (Increase) in Other Assets	16,457	5,929	(1,371)
Net Increase (Decrease) in Other Liabilities	19,059	(4,176)	2,200
Net Cash Provided by Operating Activities	75,894	50,559	46,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities Available-for-Sale:
Purchases	(224,245)	(66,794)	(89,059)
Sales	505	2,806	10,490
Payments, Maturities, and Calls	86,935	75,295	78,767
Net (Increase) Decrease in Loans	73,775	(31,135)	(66,635)
Purchase of Premises & Equipment	(6,975)	(15,688)	(14,626)
Proceeds From Sales of Premises & Equipment	7	2	6
Net Cash (Used In) Provided By Investing Activities	(69,998)	(35,514)	(81,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits	(154,258)	266,061	(150,171)
Net Increase (Decrease) in Short-Term Borrowings	57,088	(26,486)	8,925
Increase (Decrease) in Other Long-Term Borrowings	2,478	2,029	30,600
Repayment of Other Long-Term Borrowings	(1,758)	(3,837)	(5,872)
Dividends Paid	(8,368)	(12,959)	(12,630)
Repurchase of Common Stock	-	(1,561)	(2,414)
Issuance of Common Stock	822	1,052	891
Net Cash (Used In) Provided by Financing Activities	(103,996)	224,299	(130,671)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(98,100)	239,344	(164,748)

Cash and Cash Equivalents at Beginning of Year	334,293	94,949	259,697
Cash and Cash Equivalents at End of Year	$236,193	$334,293	$94,949

SUPPLEMENTAL DISCLOSURES:
Interest Paid on Deposits	$9,659	$10,586	$29,729
Interest Paid on Debt	4,323	6,273	6,658
Taxes Paid	605	7,218	16,998
Loans Transferred to Other Real Estate	49,247	43,997	10,874
Iss Issuance of Common Stock as Non-Cash Compensation	-	155	-
Transfer of Current Portion of Long-Term Borrowings	$10,000	$637	$176

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

The Company, which operates a single reportable business segment that is comprised of commercial banking within the states of Florida, Georgia, and Alabama, follows accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry.  The principles which materially affect the financial position, results of operations and cash flows are summarized below.

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

Certain items in prior financial statements have been reclassified to conform to the current presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these reserve balances for the years ended December 31, 2010 and 2009 were $16.3 million and $18.2 million, respectively.

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

Loans

Loans are stated at the principal amount outstanding, net of unearned income. Interest income is accrued on the effective yield method based on outstanding balances.  Fees charged to originate loans and direct loan origination costs are deferred and amortized over the life of the loan as a yield adjustment.  The Company defines loans as past due when one full payment is past due or a contractual maturity is over 30 days late.  The accrual of interest is generally suspended on loans more than 90 days past due with respect to principal or interest.  When a loan is placed on nonaccrual status, all previously accrued and uncollected interest is reversed against current income.  Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.  Loans are charged-off (if unsecured) or written-down (if secured) when losses are probable and reasonably quantifiable.

Loans Held For Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market.  Additionally, certain other loans are periodically identified to be sold.  The Company has the ability and intent to sell these loans and they are classified as loans held for sale and carried at the lower of cost or estimated fair value.  At December 31, 2010 and December 31, 2009, the Company had $6.3 million and $7.9 million, respectively, in loans classified as held for sale which were committed to be purchased by third party investors.  Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale.  Loans are generally sold with servicing released at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized as mortgage banking revenue at the date of sale.  Fixed commitments are generally used at the time loans are originated or identified for sale to mitigate interest rate risk.  The fair value of fixed commitments to originate and sell loans held for sale is not material.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired.  In accordance with FASB ASC Topic 350, the Company determined it has one goodwill reporting unit.  Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  See Note 5 – Intangible Assets for additional information.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired.   A subsequent decline in the fair value of the asset is reflected as noninterest expense.  Costs after acquisition are generally expensed.  The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.  Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $57.9 million and $36.1 million at December 31, 2010 and 2009.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income).  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized.

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

Stock Based Compensation

Compensation cost is recognized for share based awards issued to employees, based on the fair value of these awards at the date of grant.  The market price of the Company’s common stock at the date of the grant is used for restricted stock awards.  For stock option awards, a Black-Scholes model is utilized to estimate the value of the options.  Compensation cost is recognized over the required service period, generally defined as the vesting period.

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Codification.  On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

FASB ASC Topic 810, "Consolidation."  New accounting guidance amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

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

FASB ASC Topic 820, "Fair Value Measurements and Disclosures." ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.  Additional new accounting guidance under ASC Topic 820, which became effective during the first quarter of 2009, expanded certain disclosure requirements and affirmed that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  ASU 2009-5, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value," which became effective during the fourth quarter of 2009, provided guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  See Note 19—Fair Value Measurements.

FASB ASC Topic 855, "Subsequent Events."  New accounting guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This guidance became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

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

ASU No. 2010-11, "Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives." ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The provisions of ASU 2010-11 became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

 ASU No. 2010-20, "Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.  ASU 2011-01, "Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.  See Note 3—Loans.

ASU No. 2010-28, "Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 will be effective for the Company on January 1, 2011 and is not expected have a significant impact on the Company’s financial statements.

ASU No. 2010-29, "Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations." ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented.  ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination.  ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, 2010, were as follows:

	2010
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$160,913	$1,371	$134	$162,150
U.S. Government Agencies and Corporations	-	-	-	-
States and Political Subdivisions	78,990	319	9	79,300
Mortgage-Backed Securities	56,099	678	560	56,217
Other Securities(1)	12,664	-	600	12,064
Total Investment Securities	$308,666	$2,368	$1,303	$309,731

	2009
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$22,270	$174	$-	$22,444
U.S. Government Agencies and Corporations	-	-	-	-
States and Political Subdivisions	106,455	1,166	71	107,550
Mortgage-Backed Securities	33,375	798	30	34,143
Other Securities(1)	13,236	-	700	12,536
Total Investment Securities	$175,336	$2,138	$801	$176,673

(1)
Includes Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock recorded at cost of $7.2 million and $4.8 million, respectively, at December 31, 2010 and $7.7 million and $4.8 million, respectively, at December 31, 2009.  No ready market exists for these stocks, and they have no quoted market value.  However, redemption of these stocks has historically been at par value.

Securities with an amortized cost of $131.6 million and $62.9 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the FHLB of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $7.2 million which is included in other securities is pledged to secure FHLB advances.

Investment Sales. The total proceeds from the sale or call of investment securities and the gross realized gains and losses from the sale or call of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2010	$3,640	$8	$-
	2009	$5,316	$10	$-
	2008	$30,517	$126	$(1)

Maturity Distribution. As of December 31, 2010, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$69,414	$69,768
Due after one through five years	209,583	211,203
Due after five through ten years	17,005	16,696
Due over ten years	-	-
No Maturity	12,664	12,064
Total Investment Securities	$308,666	$309,731

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

			December 31, 2010
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$36,103	$134	$-	$-	$36,103	$134
U.S. Government Agencies and Corporations	-	-	-	-	-	-
States and Political Subdivisions	4,622	9	-	-	4,622	9
Mortgage-Backed Securities	33,990	560	-	-	33,990	560
Other Securities	-	-	600	600	600	600
Total Investment Securities	$74,715	$703	$600	$600	$75,315	$1,303

			December 31, 2009
	Less Than 12 Months		Greater Than 12 Months				Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value		Unrealized Losses		Market Value	Unrealized Losses
U.S. Treasury	$-	$-		$-		$-	$-	$-
U.S. Government Agencies and Corporations	-	-		-		-	-	-
States and Political Subdivisions	3,107	71		-		-	3,107	71
Mortgage-Backed Securities	5,381	30		-		-	5,381	30
Other Securities	700	700		-		-	700	700
Total Investment Securities	$9,188	$801	$		$		$9,188	$801

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

At December 31, 2010, the Company had securities of $308.7 million with net pre-tax unrealized gains of $1.1 million on these securities, of which $75.3 million have unrealized losses totaling $1.3 million.  Approximately $0.7 million of these securities have been in a loss position for less than 12 months.  These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2010.  The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.  One preferred bank stock issue for $0.6 million has been in a loss position for greater than 12 months.  For 2010, the Company did realize $0.1 million in other than temporary impairment through earnings for this security.

Note 3
LOANS

Loan Portfolio Composition. At December 31, the composition of the loan portfolio was as follows:

(Dollars in Thousands)	2010	2009
Commercial, Financial and Agricultural	$157,394	$189,061
Real Estate - Construction(2)	43,239	111,249
Real Estate - Commercial Mortgage(2)	671,702	716,791
Real Estate - Residential(1) (2)	424,229	408,578
Real Estate - Home Equity	251,565	246,722
Real Estate - Loans Held-for-Sale	6,312	7,891
Consumer	204,230	235,648
Total Loans, Net of Unearned Interest	$1,758,671	$1,915,940

(1)	Includes loans in process with outstanding balances of $10.0 million and $10.7 million for 2010 and 2009, respectively.
(2)
During 2010, reclassified $10.0 million in construction loans to residential real estate category and $30.0 million in commercial real estate loans to the residential real estate to better reflect the nature of the loans and their underlying collateral.

Net deferred fees included in loans at December 31, 2010 and December 31, 2009 were $1.8 million and $2.0 million, respectively.

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days late.

The following table presents the aging of the recorded investment in past due loans as of December 31 by class of loans:

2010 (Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$645	$193	$-	$838	$155,497	$157,394
Real Estate - Construction	314	129	-	443	40,890	43,239
Real Estate - Commercial Mortgage	5,577	840	-	6,417	638,411	671,702
Real Estate - Residential	7,171	3,958	120	11,249	389,103	430,541
Real Estate - Home Equity	1,444	698	39	2,182	244,579	251,565
Consumer	2,867	356	-	3,223	200,139	204,230
Total Past Due Loans	$18,018	$6,174	$159	$24,352	$1,668,619	$1,758,671

2009 (Dollars in Thousands)	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$2,402	$598	$-	$3,000	$183,332	$189,061
Real Estate - Construction	4,382	-	-	4,382	86,070	111,249
Real Estate - Commercial Mortgage	6,887	946	-	7,833	679,916	716,791
Real Estate - Residential	7,941	3,872	-	11,813	378,057	416,469
Real Estate - Home Equity	3,152	795	-	3,947	237,495	246,722
Consumer	4,622	906	-	5,528	228,292	235,648
Total Past Due Loans	$29,386	$7,117	$-	$36,503	$1,793,162	$1,915,940

Nonaccrual Loans.  Loans are generally placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31:

	2010		2009
(Dollars in Thousands)	Nonaccrual	Over 90 Days	Nonaccrual	Over 90 Days
Commercial, Financial and Agricultural	$1,059	$-	$2,729	$-
Real Estate - Construction	1,907	-	20,797	-
Real Estate - Commercial Mortgage	26,874	-	29,042	-
Real Estate - Residential	30,189	120	26,599	-
Real Estate - Home Equity	4,803	39	5,280	-
Consumer	868	-	1,827	-
Total Nonaccrual Loans	$65,700	$159	$86,274	$-

Credit Quality Indicators. As part of the ongoing monitoring of the Company’s loan portfolio quality, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment performance, credit documentation, and current economic/market trends, among other factors.  Risk ratings are assigned to each loan and revised as needed through established monitoring procedures for individual loan relationships over a predetermined amount and review of smaller balance homogenous loan pools.  The Company uses the following definitions for the categorizing and managing its problem loans.

Special Mention – Loans in this category are presently protected from loss, but weaknesses are apparent which, if not corrected, could cause future problems.  Adverse economic or market conditions may negatively impact the borrower’s ability to repay.  Loans in this category may not meet required underwriting criteria and have no mitigating factors.  More than the ordinary amount of attention is warranted for these loans.

Substandard – Loans in this category exhibit well-defined weaknesses that would typically bring normal repayment into jeopardy. These loans are no longer adequately protected due to well-defined weaknesses that affect the repayment capacity of the borrower.  The possibility of loss is much more evident and above average supervision is required for these loans.

Nonaccrual – Loans in this category are on nonaccrual status due to the borrower’s inability to meet the repayment terms and where future capacity to repay is remote.

The following table presents the risk category of loans by segment as of December 31:

2010 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
Special Mention	$20,539	$100,008	$102	$120,649
Substandard	10,599	165,143	719	176,461
Nonaccrual	1,060	63,773	867	65,700
Total Loans	$32,198	$328,924	$1,688	$362,810

2009 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
Special Mention	$14,376	$107,322	$152	$121,850
Substandard	18,689	179,576	1,478	199,743
Nonaccrual	2,729	81,719	1,827	86,275
Total Loans	$35,794	$368,617	$3,457	$407,868

Concentrations of Credit.  Substantially all of the Company's lending activity occurs within the states of Florida, Georgia, and Alabama.  As of December 31, 2010, there were no concentrations of loans related to any single borrower or industry (other than real estate) in excess of 10% of total loans.  A large majority of the Company's loan portfolio (79.4%) consists of loans secured by real estate, the primary types of collateral being commercial properties and 1-4 family residential properties.  At December 31, 2010, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 38.2% and 38.8%, respectively, of the total loan portfolio.

Note 4
ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

(Dollars in Thousands)	2010	2009	2008
Balance, Beginning of Year	$43,999	$37,004	$18,066
Provision for Loan Losses	23,824	40,017	32,496
Recoveries on Loans Previously Charged-Off	3,127	3,442	2,417
Loans Charged-Off	(35,514)	(36,072)	(15,975)
Reclassification of Unfunded Reserve to Other Liability	-	(392)	-
Balance, End of Year	$35,436	$43,999	$37,004

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of December 31, 2010:

2010 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Allowance Allocated to:
Loans Individually Evaluated for Impairment	$252	$413	$4,640	$7,965	$1,389	$71	$-	$14,730
Loans Collectively Evaluated for Impairment	1,292	1,647	4,005	9,081	1,133	2,541	1,007	20,706
Total	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436

Total Loans:
Individually Evaluated for Impairment	$1,685	$2,533	$42,369	$37,779	$3,278	$144	$-	$87,788
Collectively Evaluated for Impairment	155,709	40,706	629,333	392,762	248,287	204,086	-	1,670,883
Total	$157,394	$43,239	$671,702	$430,541	$251,565	$204,230	$-	$1,758,671

2009 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Allowance Allocated to:
Loans Individually Evaluated for Impairment	$1,070	$8,084	$5,395	$5,618	$813	$86	$-	$21,066
Loans Collectively Evaluated for Impairment	1,339	4,032	3,356	8,541	1,388	3,372	905	22,933
Total	$2,409	$12,116	$8,751	$14,159	$2,201	$3,458	$905	$43,999

Total Loans:
Individually Evaluated for Impairment	$4,076	$26,924	$47,793	$29,347	$3,557	$299	$-	$111,996
Collectively Evaluated for Impairment	184,985	84,324	668,998	387,122	243,165	235,350	-	1,803,944
Total	$189,061	$111,248	$716,791	$416,469	$246,722	$235,649	$-	$1,915,940

Impaired Loans. Loans are deemed to be impaired when, based on current information and events, it is probable that the company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Interest income recognized on impaired loans was approximately $1.4 million, $3.4 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008.

The following table presents loans individually evaluated for impairment by class of loans as of December 31:
(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment
2010:
Commercial, Financial and Agricultural	$1,684	$389	$1,295	$252	$2,768
Real Estate - Construction	2,533	-	2,533	413	5,801
Real Estate - Commercial Mortgage	42,370	9,030	33,340	4,640	48,820
Real Estate - Residential	37,780	3,295	34,485	7,965	41,958
Real Estate - Home Equity	3,278	375	2,903	1,389	3,087
Consumer	143	-	143	71	172
Total	$87,788	$13,089	$74,699	$14,730	$102,606

2009:
Commercial, Financial and Agricultural	$4,076	$1,473	$2,603	$1,070	$3,033
Real Estate - Construction	26,924	1,413	25,511	8,084	31,426
Real Estate - Commercial Mortgage	47,793	19,207	28,586	5,395	43,789
Real Estate - Residential	29,347	4,391	24,956	5,618	38,683
Real Estate - Home Equity	3,557	1,423	2,134	813	3,630
Consumer	299	9	290	86	405
Total	$111,996	$27,916	$84,080	$21,066	$120,966

Note 5
INTANGIBLE ASSETS

The Company had intangible assets of $86.2 million and $88.8 million at December 31, 2010 and December 31, 2009, respectively.  Intangible assets at December 31, were as follows:
	2010		2009
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposits Intangibles	$47,176	$46,434	$47,176	$43,943
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,261	1,867	1,070
Total Intangible Assets	$133,854	$47,695	$133,854	$45,013

Net Core Deposit Intangibles.  As of December 31, 2010 and December 31, 2009, the Company had net core deposit intangibles of $0.7 million and $3.2 million, respectively.  Amortization expense for the 12 months of 2010, 2009 and 2008 was approximately $2.6 million, $3.9 million, and $5.5 million, respectively.  The estimated annual amortization expense for the next two years is expected to be approximately $0.5 million and $0.2 million per year, respectively.  All of our core deposit intangible assets will be fully amortized in January 2013.

Goodwill.  As of December 31, 2010 and December 31, 2009, the Company had goodwill of $84.8 million.  Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.  The Company’s goodwill impairment test is a two-step process.  Step One compares the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill.  If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

Because the book value of the Company’s equity exceeded its market capitalization for a major part of the third quarter of 2010, the Company performed goodwill impairment testing during the third quarter of 2010.  The results of this interim test indicated that goodwill was not impaired.  During the fourth quarter of 2010, the Company performed its annual goodwill impairment test.  The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value.  The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount.  Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of December 31, 2010.

Other.  As of December 31, 2010, the Company had a client relationship intangible, net of accumulated amortization, of $0.6 million.  This intangible asset was booked as a result of the March 2004 acquisition of trust client relationships.  Amortization expense for 2010 was $0.2 million.  Estimated annual amortization expense is $0.2 million based on use of a 10-year useful life.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, was as follows:

(Dollars in Thousands)	2010	2009
Land	$24,439	$24,408
Buildings	115,031	111,649
Fixtures and Equipment	57,414	54,493
Total	196,884	190,550
Accumulated Depreciation	(81,528)	(75,111)
Premises and Equipment, Net	$115,356	$115,439

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)	2010	2009
NOW Accounts	$770,149	$899,649
Money Market Accounts	275,416	373,105
Savings Accounts	139,888	122,370
Time Deposits	372,266	435,319
Total	$1,557,719	$1,830,443

At December 31, 2010 and 2009, $3.5 million and $2.1 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $23.0 million and $33.6 million at December 31, 2010 and 2009 respectively.

Time deposits in denominations of $100,000 or more totaled $130.7 million and $154.1million at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)
2011	$321,547
2012	36,037
2013	10,099
2014	1,896
2015 and thereafter	2,687
Total	$372,266

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2010	2009	2008
NOW Accounts	$1,406	$1,039	$7,454
Money Market Accounts	1,299	1,288	5,242
Savings Accounts	65	60	121
Time Deposits < $100,000	4,602	5,362	10,199
Time Deposits > $100,000	1,273	2,836	4,290
Total	$8,645	$10,585	$27,306

Note 8
SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings
2010
Balance at December 31,	$10,275	$71,633	$11,020 (2)
Maximum indebtedness at any month end	12,550	71,633	11,792
Daily average indebtedness outstanding	6,269	16,733	4,861
Average rate paid for the year	0.02%	0.12%	2.84%
Average rate paid on period-end borrowings	0.01%	0.10%	3.37%

2009
Balance at December 31,	$8,350	$25,520	$1,972 (2)
Maximum indebtedness at any month end	93,400	46,672	21,434
Daily average indebtedness outstanding	41,702	31,270	6,349
Average rate paid for the year	0.56%	0.08%	0.44%
Average rate paid on period-end borrowings	0.01%	0.18%	2.79%

2008
Balance at December 31,	$19,875	$40,868	$1,302 (2)
Maximum indebtedness at any month end	36,700	40,868	14,087
Daily average indebtedness outstanding	19,777	32,433	8,971
Average rate paid for the year	1.58%	1.50%	3.93%
Average rate paid on period-end borrowings	0.56%	0.11%	0.41%
(1)	Balances are fully collateralized by government treasury or agency securities held in the Company’s investment portfolio.

(2)
Includes FHLB debt and client tax deposit balances of $10.0 million and $1.0 million, respectively at December 31, 2010, $0.6 million and $1.4 million, respectively at December 31, 2009, and $0.1 million and $1.2 million, respectively at December 31, 2008.

Note 9
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes.  At December 31, Federal Home Loan Bank advances included:

(Dollars in Thousands)	2010		2009
Due on November 10, 2010, fixed rate 4.72%(1)	-		634	(1)
Due on September 08, 2011, fixed rate 3.65%	10,000	(1)	10,000
Due on December 18, 2012, fixed rate 4.84%	-		491
Due on March 13, 2013, fixed rate 3.55%	1,118		1,154
Due on March 18, 2013, fixed rate 3.31%	376		388
Due on March 18, 2013, fixed rate 6.37%	241		335
Due on April 17, 2013, fixed rate 3.42%	954		1,057
Due on April 17, 2013, fixed rate 3.50%	1,592		1,644
Due on May 15, 2013, fixed rate 3.81%	915		944
Due on May 15, 2013, fixed rate 3.81%	1,057		1,089
Due on June 17, 2013, fixed rate 3.85%	74		78
Due on June 17, 2013, fixed rate 4.11%	1,456		1,529
Due on September 23, 2013, fixed rate 5.64%	387		509
Due on January 13, 2014, fixed rate 2.96%	1,600		1,600
Due on January 26, 2014, fixed rate 5.79%	919		996
Due on January 27, 2014, fixed rate 5.31%	1,417		1,497
Due on February 14, 2014, fixed rate 3.08%	1,066		1,066
Due on May 27, 2014, fixed rate 5.92%	221		279
Due on May 31, 2014, fixed rate 4.88%	1,560		1,968
Due on February 23, 2015, fixed rate 4.07%	698		712
Due on March 16, 2015, fixed rate 2.88%	590		-
Due on April 21, 2015, fixed rate 2.89%	1,507		-
Due on August 17, 2015, fixed rate 4.31%	493		541
Due on October 15, 2015, fixed rate 4.11%	680		714
Due on July 20, 2016, fixed rate 6.27%	661		779
Due on October 3, 2016, fixed rate 5.41%	175		205
Due on October 31, 2016, fixed rate 5.16%	389		456
Due on March 1, 2017, fixed rate 3.62%	525		-
Due on June 27, 2017, fixed rate 5.53%	455		525
Due on June 30, 2017, fixed rate 2.77%	1,076		-
Due on July 7, 2017, fixed rate 2.88%	1,607		-
Due on October 10, 2017, fixed rate 2.22%	3,243		-
Due on October 18, 2017, fixed rate 2.18%	1,172		-
Due on October 31, 2017, fixed rate 4.79%	569		653
Due on December 11, 2017, fixed rate 4.78%	510		583
Due on February 22, 2018, fixed rate 4.61%	1,345		1,386
Due on April 10, 2018, fixed rate 4.20%	1,174		1,196
Due on April 10, 2018, fixed rate 4.20%	975		993
Due on September 17, 2018, fixed rate 4.23%	2,775		2,896
Due on September 18, 2018, fixed rate 5.15%	372		420
Due on November 5, 2018, fixed rate 5.10%	2,916		3,072
Due on December 3, 2018, fixed rate 4.87%	393		442
Due on December 17, 2018, fixed rate 6.33%	1,111		1,214
Due on January 21, 2020, fixed rate 4.20%	783		-
Due on February 12, 2020, fixed rate 4.11%	500		-
Due on May 27, 2020, fixed rate 3.28%	2,823		-
Due on February 16, 2021, fixed rate 3.00%	648		693
Due on January 18, 2022, fixed rate 5.25%	895		915
Due on May 30, 2023, fixed rate 2.50%	774		817
Due on June 15, 2023, fixed rate 4.77%	417		450
Due on July 1, 2025, fixed rate 4.80%	2,897		3,095
Total Outstanding	$60,101		$50,015

(1)	$10.0 million is classified as short-term borrowings as of December 31, 2010 and $0.6 million classified as short-term borrowings as of December 31, 2009.

Scheduled minimum future principal payments on FHLB advances at December 31, 2010 were as follows:

(Dollars in Thousands)
2011		$13,372	(1)
2012		3,539
2013		9,976
2014		7,082
2015		5,646
2016 and thereafter		20,486
Total	$	$ 60,101

(1)	$10.0 million is classified as short-term borrowings.

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

In November 2004, CCBG Capital Trust I issued $30.0 million of trust preferred securities which represent beneficial interest in the assets of the trust.  The interest payments are due quarterly at LIBOR plus a margin of 1.90%, adjusted quarterly.  The trust preferred securities will mature on December 31, 2034, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after December 31, 2009 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 31, June 30, September 30, and December 31 of each year.  CCBG Capital Trust I also issued $928,000 of common equity securities to CCBG.  The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $30.9 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

In May 2005, CCBG Capital Trust II issued $31.0 million of trust preferred securities which represent beneficial interest in the assets of the trust.  The interest payments are due quarterly at LIBOR plus a margin of 1.80%, adjusted annually.  The trust preferred securities will mature on June 15, 2035, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after May 20, 2010 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 15, June 15, September 15, and December 15 of each year.  CCBG Capital Trust II also issued $959,000 of common equity securities to CCBG.  The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $32.0 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods.  Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. The Company is current on the interest payment obligations and has not executed the right to defer interest payments on the notes, however, pursuant to the Federal Reserve Resolutions, the Company must receive approval from the Federal Reserve before making any payments, including interest, on the trust preferred securities.

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

Note 10
INCOME TAXES

The provision for income taxes reflected in the statements of operations is comprised of the following components:

(Dollars in Thousands)	2010	2009	2008
Current:
Federal	$(5,392)	$2,340	$11,730
State	525	417	510
Deferred:
Federal	3,990	(5,767)	(4,882)
State	(2,158)	(2,475)	(1,289)
Valuation Allowance	66	149	644
Total	$(2,969)	$(5,336)	$6,713

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2010	2009	2008
Tax Expense at Federal Statutory Rate	$(1,184)	$(3,083)	$7,678
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(955)	(1,533)	(1,663)
Change in Reserve for Uncertain Tax Position	127	687	-
State Taxes, Net of Federal Benefit	(1,062)	(1,337)	(506)
Other	39	(219)	560
Change in Valuation Allowance	66	149	644
Actual Tax Expense	$(2,969)	$(5,336)	$6,713

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2010 and 2009 are as follows:

(Dollars in Thousands)	2010	2009
Deferred Tax Assets attributable to:
Allowance for Loan Losses	$13,671	$16,975
Associate Benefits	297	297
Accrued Pension/SERP	10,313	9,685
Interest on Nonperforming Loans	807	2,971
State Net Operating Loss Carry Forwards	3,541	1,786
Intangible Assets	173	147
Core Deposit Intangible	3,195	3,144
Contingency Reserve	52	373
Accrued Expense	466	458
Leases	407	433
Other Real Estate Owned	7,052	4,136
Other Than Temporary Impairment of Investment Securities	231	-
Other	777	614
Total Deferred Tax Assets	$40,982	$41,019

Deferred Tax Liabilities attributable to:
Depreciation on Premises and Equipment	$6,411	$4,492
Deferred Loan Fees and Costs	4,127	4,413
Net Unrealized Gains on Investment Securities	677	749
Intangible Assets	2,519	2,219
Accrued Pension/SERP	4,256	6,850
Securities Accretion	2	9
Market Value on Loans Held for Sale	72	28
Other	1,560	-
Total Deferred Tax Liabilities	19,624	18,760
Valuation Allowance	859	793
Net Deferred Tax Assets	$20,499	$21,466

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of the holding company, will be realized.  Accordingly, a valuation allowance for the holding company’s separate state net operating loss carry-forward was recorded in 2008, and increased for the holding company’s additional state operating loss carry-forward generated in 2009 and 2010.  At year-end 2010, the Company had state net operating loss carry-forwards of approximately $88.0 million, which expire at various dates from 2022 through 2030.  The Bank also has state tax credit carry-forwards of approximately $0.5 million, which expire at various dates from 2011 through 2015.

Changes in net deferred income tax assets were:

(Dollars in Thousands)	2010	2009
Balance at Beginning of Year	$21,466	$17,768
Income Tax (Expense) Benefit From Change in Pension Liability	628	(4,442)
Income Tax Benefit From Change in Unrealized Losses on Available-for-Sale Securities	72	47
Income Tax Benefit From Changes in Other Temporary Impairment of Securities	231	-
Deferred Income Tax (Expense) Benefit on Continuing Operations	(1,898)	8,093
Balance at End of Year	$20,499	$21,466

The Company had unrecognized tax benefits at December 31, 2010, 2009, and 2008 of $4.8 million, $4.6 million, and $3.9 million, respectively, of which $3.1 million would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2010	2009	2008
Balance at January 1,	$4,589	$3,916	$3,254
Additions Based on Tax Positions Related to Current Year	611	673	914
Decrease Due to Lapse in Statue of Limitations	(430)	-	-
Decrease Based on Tax Positions Related to Prior Year	-	-	(252)
Balance at December 31	$4,770	$4,589	$3,916

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  The total amounts of interest and penalties recorded in the income statement for the years ended December 31, 2010, 2009, and 2008 were $9,000, $250,000, and $281,000, respectively.  The amounts accrued for interest and penalties at December 31, 2010, 2009, and 2008 were $1.1 million, $1.1 million, and $834,000, respectively.

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2007.

Note 11
STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), "Share-Based Payment” (Revised) under the fair value method.

As of December 31, 2010, the Company had three stock-based compensation plans, consisting of the 2005 Associate Stock Incentive Plan ("ASIP"), the 2005 Associate Stock Purchase Plan ("ASPP"), and the 2005 Director Stock Purchase Plan ("DSPP").  Total compensation expense associated with these plans for 2008 through 2010 was $0.3 million, $0.2 million, and $0.1 million, respectively.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of performance shares.  The Company, under the terms and conditions of the ASIP, created the 2010 Incentive Plan (“2010 Plan”), which has an award tied to an internally established earnings goal for 2010.  The grant-date fair value of the shares eligible to be awarded in 2010 is approximately $913,000.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance.  A total of 58,648 shares are eligible for issuance.  For 2010 and 2009, the Company recognized no expense related to the ASIP as performance goals were not achieved.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP.  To date, the Company has issued a total of 67,022 shares of common stock under the ASIP.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007.  No expense related to this plan was recognized for 2010, 2009, or 2008 as the results did not meet the earnings performance goal.

A summary of the status of the Company’s option shares as of December 31, 2010 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	60,384	$32.79	$4.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	60,384	$32.79	$3.9	$-
Exercisable at December 31, 2010	60,384	$32.79	$3.9	$-

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors' annual retainer and meeting fees.  The DSPP has 93,750 shares reserved for issuance.  A total of 84,772 shares have been issued since the inception of the DSPP.  For 2010, the Company issued 22,152 shares under the DSPP and recognized approximately $26,000 in expense related to this plan.  For 2009, the Company issued 19,300 shares and recognized approximately $26,000 in expense related to the DSPP.  For 2008, the Company issued 12,454 shares and recognized approximately $30,000 in expense under the DSPP.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  The ASPP has 593,750 shares of common stock reserved for issuance.  A total of 153,072 shares have been issued since inception of the ASPP.  For 2010, the Company issued 41,486 shares under the ASPP and recognized approximately $109,000 in expense related to this plan.  For 2009, the Company issued 29,804 shares and recognized approximately $144,000 in expense related to the ASPP.   For 2008, the Company issued 21,970 shares and recognized approximately $125,000 in expense under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $2.67 for 2010.  For 2009 and 2008, the weighted average fair value purchase right granted was $5.97 and $4.97, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2010	2009	2008
Dividend yield	4.4%	3.7%	3.0%
Expected volatility	41.0%	67.5%	37.0%
Risk-free interest rate	0.2%	0.3%	2.6%
Expected life (in years)	0.5	0.5	0.5

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
(Dollars in Thousands)	2010	2009	2008
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$83,749	$79,607	$70,118
Service Cost	5,691	5,593	5,351
Interest Cost	4,733	4,588	4,482
Actuarial Loss/(Gain)	5,201	(2,977)	4,038
Benefits Paid	(1,776)	(2,829)	(6,483)
Expenses Paid	(205)	(233)	(165)
Plan Change(1)	-	-	2,266
Projected Benefit Obligation at End of Year	$97,393	$83,749	$79,607

Accumulated Benefit Obligation at End of Year	$77,100	$64,889	$56,368

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$79,547	$66,363	$75,653
Actual Gain/(Loss) Return on Plan Assets	7,092	8,246	(14,642)
Employer Contributions	-	8,000	12,000
Benefits Paid	(1,776)	(2,829)	(6,483)
Expenses Paid	(205)	(233)	(165)
Fair Value of Plan Assets at End of Year	$84,658	$79,547	$66,363

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Assets	$-	$-	$-
Other Liabilities	12,735	4,202	13,245

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$25,438	$23,224	$32,341
Prior Service Cost	2,351	2,860	3,369

Components of Net Periodic Benefit Costs:
Service Cost	$5,691	$5,593	$5,351
Interest Cost	4,733	4,588	4,482
Expected Return on Plan Assets	(6,194)	(5,060)	(5,921)
Amortization of Prior Service Costs	509	509	509
Recognized Net Actuarial Loss	2,088	2,954	882
Net Periodic Benefit Cost	$6,827	$8,584	$5,303

Assumptions:
Weighted-average used to determine benefit obligations:
Discount Rate	5.55%	5.75%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	4.25%	4.50%	5.50%
Measurement Date	12/31/10	12/31/09	12/31/08

Weighted-average used to determine net cost:
Discount Rate	5.75%	6.00%	6.25%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	4.50%	5.50%	5.50%

(1) In 2008, the employee benefits plan was amended to include stock as plan compensation.

Other Comprehensive Income.  The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 are as follows:

(Dollars in Thousands)
Actuarial Loss	$2,211
Prior Service Cost	462
Total	$2,673

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

Plan Assets. The Company’s pension plan asset allocation at year-end 2010 and 2009, and the target asset allocation for 2010 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2011	2010	2009
Equity Securities	65%	50%	45%
Debt Securities	30%	36%	26%
Cash Equivalent	5%	14%	29%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

The major categories of assets in the Company’s pension plan as of year-end is presented in the following table.  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value Measurements).

(Dollars in Thousands)	2010	2009
Level 1:
U.S. Treasury	$4,837	$5,375
Common Stocks	11,935	9,469
Mutual Funds	40,267	30,795
Cash and Cash Equivalents	11,374	21,756

Level 2:
U.S. Government Agencies and Corporations	16,245	12,152

Total Fair Value of Plan Assets	$84,658	$79,547

Expected Benefit Payments.  As of December 31, 2010, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)
2011	$4,060
2012	4,941
2013	5,675
2014	6,711
2015	8,551
2016 through 2020	42,044
Total	$71,982

Contributions.  The following table details the amounts contributed to the pension plan in 2010 and 2009, and the expected amount to be contributed in 2011.

(Dollars in Thousands)	2010(1)	2009	Expected Range of Contribution 2011(2)
Actual Contributions	$ -	$ 8,000	$ -

(1)	For 2010, the Company did not make a contribution to its pension plan due to adequacy of its funding level.
(2)	For 2011, the Company anticipates that it will not have a minimum funding requirement – funding will be at management discretion in consideration of 2011 plan experience.

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

(Dollars in Thousands)	2010	2009	2008
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,174	$5,033	$3,706
Service Cost	-	20	31
Interest Cost	150	178	287
Actuarial Gain	(323)	(2,057)	(180)
Plan Change(1)	-	-	1,190
Projected Benefit Obligation at End of Year	$3,001	$3,174	$5,034

Accumulated Benefit Obligation at End of Year	$2,996	$2,889	$2,899

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Liabilities	$3,001	$3,174	$5,034

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Gain	$(1,753)	$(1,854)	$(148)
Prior Service Cost	694	874	1,055

Components of Net Periodic Benefit Costs:
Service Cost	$-	$20	$31
Interest Cost	150	178	287
Amortization of Prior Service Cost	180	180	180
Recognized Net Actuarial (Gain)Loss	(424)	(350)	(36)
Net Periodic Benefit Cost	$(94)	$28	$462

Assumptions:
Weighted-average used to determine the benefit obligations:
Discount Rate	5.55%	5.75%	6.00%
Rate of Compensation Increase	4.25%	4.50%	5.50%
Measurement Date	12/31/10	12/31/09	12/31/08

Weighted-average used to determine the net cost:
Discount Rate	5.75%	6.00%	6.25%
Rate of Compensation Increase	4.50%	5.50%	5.50%

(1)	In 2008, the SERP plan was amended to include stock as plan compensation.

Expected Benefit Payments. As of December 31, 2010, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)
2011	$266
2012	289
2013	277
2014	310
2015	353
2016 through 2020	591
Total	$2,086

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2010, 2009, and 2008, the Company made matching contributions of $0.4 million, $0.4 million, and $0.3 million, respectively.  The participant may choose to invest their contributions into twenty-four investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  These shares have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2010, 2009 and 2008.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)	2010	2009	2008
Numerator:
Net (Loss) Income	$(413)	$(3,471)	$15,225

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,075,867	17,043,964	17,141,454
Effects of Dilutive Securities Stock Compensation Plans	857	747	5,460

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,076,724	17,044,711	17,146,914

Basic (Loss) Earnings Per Share	$(0.02)	$(0.20)	$0.89

Diluted (Loss) Earnings Per Share	$(0.02)	$(0.20)	$0.89

Stock options for 23,138 and 37,246 shares of common stock related to awards earned in 2003 and 2004, respectively, were not considered in computing diluted earnings per common share for 2010, 2009 and 2008 because they were anti-dilutive.

Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items.  The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets.  As of December 31, 2010, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, Capital City Bank, as of December 31, 2010 and December 31, 2009 are as follows:

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars inThousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Tier I Capital:
CCBG	$249,619	13.24%	$75,920	4.00%	*	*
CCB	240,270	12.77%	75,734	4.00%	113,601	6.00%

Total Capital:
CCBG	275,231	14.59%	151,840	8.00%	*	*
CCB	263,937	14.03%	151,469	8.00%	189,336	10.00%

Tier I Leverage:
CCBG	249,619	10.10%	75,920	4.00%	*	*
CCB	240,270	9.74%	75,734	4.00%	94,668	5.00%

As of December 31, 2009:
Tier I Capital:
CCBG	$257,108	12.76%	$81,370	4.00%	*	*
CCB	238,433	11.86%	81,194	4.00%	121,791	6.00%

Total Capital:
CCBG	284,423	14.11%	162,740	8.00%	*	*
CCB	263,806	13.12%	162,388	8.00%	202,985	10.00%

Tier I Leverage:
CCBG	257,108	10.39%	81,370	4.00%	*	*
CCB	238,433	9.66%	81,194	4.00%	101,493	5.00%

*	Not applicable to bank holding companies.

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

Note 16
RELATED PARTY INFORMATION

At December 31, 2010 and 2009, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $21.8 million and $23.2 million, respectively.  During 2010, $27.0 million in new loans were made and repayments totaled $28.4 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which several directors and officers have an interest.  The lease agreement with Smith Interests General Partnership L.L.P. provides for annual lease payments of approximately $136,000, to be adjusted for inflation in future years.

Note 17
SUPPLEMENTARY INFORMATION

Components of other noninterest income and noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2010		2009	2008
Noninterest Income:
Merchant Fee Income	$1,118	(1)	$2,359	$5,548
Interchange Commission Fees	5,077		4,432	4,165
ATM/Debit Card Fees	4,123		3,515	2,988
Retail Brokerage Fees	2,820		2,655	2,399

Noninterest Expense:
Maintenance Agreements - FF&E	3,185		3,225	3,506
Legal Fees	4,301		3,975	2,240
Professional Fees	4,338		4,501	4,083
Interchange Fees	955	(1)	1,929	4,577
Telephone	2,059		2,227	2,522
Advertising	2,905		3,285	3,609
Processing Services	3,651		3,591	3,921
FDIC Insurance Fees	6,324		5,167	1,304
Printing and Supplies	1,455	(1)	1,882	1,977	(1)
Other Real Estate Owned	14,922		7,577	1,306	(1)

(1)	Less than 1% of the appropriate threshold.

Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of December 31, 2010, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Thousands)	Amount
Commitments to Extend Credit(1)	$330,767
Standby Letters of Credit	$12,675

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $1.2 million in 2010, $1.5 million in 2009, and $1.5 million in 2008.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2010, are as follows (dollars in millions): 2011, $0.6; 2012, $0.6;  2013, $0.5; 2014, $0.4; 2015, $0.4; thereafter, $4.3.

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

In the first quarter of 2008, Visa, Inc., the parent company of Visa U.S.A, in conjunction with its initial public offering, established a litigation escrow account for the costs of from the Covered Litigation.  Visa, Inc. has since funded the escrow account in December 2008, July 2009, May 2010, and October 2010, in the amounts of $1.096 billion, $700 million, $500 million, and $800 million, respectively, which in effect reduced the exchange ratio for the Company’s Class B shares of Visa Inc.

As a result of the aforementioned escrow account funding by Visa, Inc., the Company reversed the full amount of its original $1.9 million Covered Litigation accrual.  While the Company could be required under the indemnification obligation to separately fund its proportionate share of any Covered Litigation losses, it is expected that this litigation escrow account will be sufficient to pay the full amount of the potential losses.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2010
Securities available for sale:
US Treasury	$162,151	$-	$-	$162,151
U.S. Government Agencies and Corporations	-	-	-	-
State and Political Subdivisions	5,278	74,022	-	79,300
Mortgage-Backed Securities	-	56,217	-	56,217
Other Securities	-	12,064	-	12,064

2009
Securities available for sale:
US Treasury	$22,444	$-	$-	$22,444
U.S. Government Agencies and Corporations	-	-	-	-
State and Political Subdivisions	3,709	103,841	-	107,550
Mortgage-Backed Securities	-	34,143	-	34,143
Other Securities	-	12,536	-	12,536

The following table reconciles the beginning and ending balances of available for sale securities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs:

(Dollars in Thousands)	2010	2009
Balance, Beginning of year	$-	$1,107
Change in unrealized gain included in other comprehensive income	-	(107)
Change in unrealized loss included in other comprehensive income	100	(700)
Other than temporary credit impairment realized in earnings	(100)	(300)
Balance, End of year	$-	$-

Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial and non-financial liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2010.

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  Impaired loans had a carrying value of $87.8 million, with a valuation allowance of $14.7 million, at December 31, 2010 compared to $111.9 million and $21.1 million, respectively, at December 31, 2009.

Loans Held for Sale.  Loans held for sale of $6.3 million, which are carried at the lower of cost or fair value, are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a level 2 fair value measurement.

Other Real Estate Owned.  During the 12 months of 2010, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process.  Foreclosed assets measured at fair value upon initial recognition totaled $49.2 million during the 12 months ended December 31, 2010.  The Company disposed of $18.1 million in foreclosed assets and recognized subsequent losses totaling $9.3 million for properties that were re-valued during the 12 months ended December 31, 2010.  The carrying value of foreclosed assets was $57.9 million at December 31, 2010.

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

The Company’s financial instruments that have estimated fair values are presented below:

	At December 31,
	2010		2009
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$35,410	$35,410	$57,877	$57,877
Short-Term Investments	200,783	200,783	276,416	276,416
Investment Securities	309,731	309,731	176,673	176,673
Loans, Net of Allowance for Loan Losses	1,723,235	1,675,997	1,871,941	1,851,699
Total Financial Assets	$2,269,159	$2,221,921	$2,382,907	$2,362,665

Financial Liabilities:
Deposits	$2,103,976	$2,105,568	$2,258,234	$2,258,899
Short-Term Borrowings	92,928	89,287	35,841	34,209
Subordinated Notes Payable	62,887	62,884	62,887	62,569
Long-Term Borrowings	50,101	52,302	49,380	51,509
Total Financial Liabilities	$2,309,892	$2,310,041	$2,406,342	$2,407,186

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31, are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2010	2009	2008
OPERATING INCOME
Income Received from Subsidiary Bank:
Dividends	$-	$35,000	$16,655
Overhead Fees	3,059	3,209	3,209
Other Income	74	121	184
Total Operating Income	3,133	38,330	20,048

OPERATING EXPENSE
Salaries and Associate Benefits	1,359	1,694	1,341
Interest on Long-Term Debt	-	-	35
Interest on Subordinated Notes Payable	2,008	3,730	3,735
Professional Fees	1,185	999	978
Advertising	96	202	244
Legal Fees	226	176	213
Other	623	813	620
Total Operating Expense	5,497	7,614	7,166
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	(2,364)	30,716	12,882
Income Tax Benefit	(771)	(1,430)	(737)
Income Before Equity in Undistributed Earnings of Subsidiary Bank	(1,593)	32,146	13,619
Equity in Undistributed Earnings of Subsidiary Bank	1,180	(35,617)	1,606
Net (Loss) Income	$(413)	$(3,471)	$15,225

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2010	2009
ASSETS
Cash and Due From Subsidiary Bank	$10,986	$20,425
Investment in Subsidiary Bank	314,874	314,946
Other Assets	2,693	2,265
Total Assets	$328,553	$337,636

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	6,647	6,850
Total Liabilities	69,534	69,737

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,100,081 and 17,036,407 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	171	170
Additional Paid-In Capital	36,920	36,099
Retained Earnings	237,679	246,460
Accumulated Other Comprehensive Loss, Net of Tax	(15,751)	(14,830)
Total Shareowners' Equity	259,019	267,899
Total Liabilities and Shareowners' Equity	$328,553	$337,636

The cash flows for the parent company for the three years ended December 31, were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(413)	$(3,471)	$15,225
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(1,180)	35,617	(1,606)
Non-Cash Compensation	-	-	62
Increase in Other Assets	(97)	(528)	254
Increase in Other Liabilities	(203)	1,325	210
Net Cash Provided by Operating Activities	(1,893)	32,943	14,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid for Investment in:
Purchase of held-to-maturity and available-for-sale securities	-	-	-
Increase in Investment in Bank Subsidiary	-	-	-
Net Cash Used in Investing Activities	-	-	-

CASH FROM FINANCING ACTIVITIES:
Payment of Dividends	(8,368)	(12,959)	(12,630)
Repurchase of Common Stock	-	(1,561)	(2,414)
Issuance of Common Stock	822	1,052	891
Net Cash (Used in) Provided by Financing Activities	(7,546)	(13,468)	(14,153)

Net (Decrease) Increase in Cash	(9,439)	19,475	(8)
Cash at Beginning of Period	20,425	950	958
Cash at End of Period	$10,986	$20,425	$950

Note 21
COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130) requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Total comprehensive income is reported in the accompanying statements of changes in shareowners’ equity.  Information related to net comprehensive income (loss) is as follows:

(Dollars in Thousands)	2010	2009	2008
Other Comprehensive Income (Loss):
Securities available for sale:
Change in net unrealized gain, net of tax expense of $41 and a tax benefit of $460 and net of tax expense of $683	$79	$(888)	$1,230
Retirement plans:
Change in funded status of defined benefit pension plan and SERP, net of tax benefit of $627, net of tax expense $4,441, tax benefit of $10,613	(1,000)	7,072	(16,179)
Net Other Comprehensive (Loss) Gain	$(921)	$6,184	$(14,949)

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

Net unrealized gain on securities available for sale	$667	$588	$1,476
Net unfunded liability for defined benefit pension plan and SERP	(16,418)	(15,418)	(22,490)
	$(15,751)	$(14,830)	$(21,014)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2010.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2010, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2010, as stated in its attestation report, which is included herein on page 99.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect  our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Capital City Bank Group, Inc. and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 7, 2011

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2011.

Item 11.	Executive Compensation

Incorporated herein by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

Incorporated herein by reference to the sections entitled “Share Ownership” and “Equity Compensation Plan Information” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2011.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Related Person Transaction Policy” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2011.

Item 14.                 Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 26, 2011.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.      Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at the End of Fiscal Years 2010 and 2009
Consolidated Statements of Operations for Fiscal Years 2010, 2009, and 2008
Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2010, 2009, and 2008
Consolidated Statements of Cash Flows for Fiscal Years 2010, 2009, and 2008
Notes to Consolidated Financial Statements

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 7, 2011, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 7, 2011 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 7, 2011, on its behalf by the undersigned, thereunto duly authorized.
Directors:

/s/ DuBose Ausley	/s/ John K. Humphress
DuBose Ausley	John K. Humphress

/s/ Thomas A. Barron	/s/ Lina S. Knox
Thomas A. Barron	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis III
Frederick Carroll, III	Henry Lewis III

/s/ Cader B. Cox, III	/s/ William G. Smith, Jr.
Cader B. Cox, III	William G. Smith, Jr.

/s/ J. Everitt Drew
J. Everitt Drew

                                       -104-