Form 10-Q
period 2011-03-31
CAPITAL CITY BANK GROUP INC
filed 2011-05-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

At April 30, 2011, 17,127,289 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2011
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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7. as well as:

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

PART I.	FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(Dollars In Thousands, Except Share Data)	Unaudited March 31, 2011	December 31, 2010

ASSETS
Cash and Due From Banks	$52,000	$35,410
Federal Funds Sold and Interest Bearing Deposits	271,375	200,783

Total Cash and Cash Equivalents	323,375	236,193

Investment Securities, Available-for-Sale	311,356	309,731

Loans, Net of Unearned Interest	1,714,794	1,758,671
Allowance for Loan Losses	(33,873)	(35,436)

Loans, Net	1,680,921	1,723,235

Premises and Equipment, Net	113,918	115,356
Goodwill	84,811	84,811
Other Intangible Assets	995	1,348
Other Real Estate Owned	55,364	57,937
Other Assets	91,754	93,442

Total Assets	$2,662,494	$2,622,053

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$540,184	$546,257
Interest Bearing Deposits	1,606,863	1,557,719

Total Deposits	2,147,047	2,103,976

Short-Term Borrowings	86,650	92,928
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	50,050	50,101
Other Liabilities	56,582	53,142

Total Liabilities	2,403,216	2,363,034

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,127,236 and 17,100,081 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	171	171
Additional Paid-In Capital	37,548	36,920
Retained Earnings	237,276	237,679
Accumulated Other Comprehensive Loss, Net of Tax	(15,717)	(15,751)

Total Shareowners’ Equity	259,278	259,019

Total Liabilities and Shareowners’ Equity	$2,662,494	$2,622,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	Three Months Ended

(Dollars in Thousands, Except Per Share Data)	2011	2010

INTEREST INCOME
Interest and Fees on Loans	$23,947	$26,992
Investment Securities:
U.S. Treasuries	401	103
U.S. Government Agencies	357	320
States and Political Subdivisions	219	490
Other Securities	94	77
Federal Funds Sold	171	172

Total Interest Income	25,189	28,154

INTEREST EXPENSE
Deposits	1,258	2,938
Short-Term Borrowings	111	17
Subordinated Notes Payable	340	651
Other Long-Term Borrowings	494	526

Total Interest Expense	2,203	4,132

NET INTEREST INCOME	22,986	24,022
Provision for Loan Losses	4,133	10,740

Net Interest Income After Provision For Loan Losses	18,853	13,282

NONINTEREST INCOME
Service Charges on Deposit Accounts	5,983	6,628
Data Processing	974	900
Asset Management Fees	1,080	1,020
Securities Transactions	—	5
Mortgage Banking Fees	617	508
Bank Card Fees	2,496	2,175
Gain on Sale of Visa Stock	3,172	—
Other	2,012	2,731

Total Noninterest Income	16,334	13,967

NONINTEREST EXPENSE
Salaries and Associate Benefits	16,577	16,779
Occupancy, Net	2,396	2,408
Furniture and Equipment	2,226	2,181
Intangible Amortization	353	710
Other Real Estate Expense	3,677	2,825
Other	8,102	8,481

Total Noninterest Expense	33,331	33,384

INCOME (LOSS) BEFORE INCOME TAXES	1,856	(6,135)
Income Tax Expense (Benefit)	546	(2,672)

NET INCOME (LOSS)	$1,310	$(3,463)

Basic Net Income (Loss) Per Share	$0.08	$(0.20)

Diluted Net Income (Loss) Per Share	$0.08	$(0.20)

Average Basic Shares Outstanding	17,121,602	17,057,061
Average Diluted Shares Outstanding	17,130,118	17,069,550

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

Balance, December 31, 2010	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019
Comprehensive Income:
Net Income	—	—	—	1,310	—	1,310
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	—	—	—	—	34	34

Total Comprehensive Income	—	—	—			1,344
Cash Dividends ($0.10 per share)	—	—	—	(1,713)	—	(1,713)
Stock Performance Plan Compensation	—	—	215	—	—	215
Issuance of Common Stock	27,155	—	413	—	—	413

Balance, March 31, 2011	17,127,236	$171	$37,548	$237,276	$(15,717)	$259,278

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

(Dollars in Thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,310	$(3,463)
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Provision for Loan Losses	4,133	10,740
Depreciation	1,753	1,689
Net Securities Amortization	1,021	689
Amortization of Intangible Assets	353	710
Gain (Loss) on Securities Transactions	—	(5)
Origination of Loans Held-for-Sale	(24,032)	(22,089)
Proceeds From Sales of Loans Held-for-Sale	27,812	23,963
Net Gain From Sales of Loans Held-for-Sale	(617)	(508)
Non-Cash Compensation	215	358
Decrease in Deferred Income Taxes	918	2,251
Net Decrease in Other Assets	12,394	4,218
Net Increase (Decrease) in Other Liabilities	3,440	(2,049)

Net Cash Provided By Operating Activities	28,700	16,504

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(24,677)	(69,842)
Sales	—	505
Payments, Maturities, and Calls	22,090	27,379
Net Decrease in Loans	25,940	34,312
Purchase of Premises & Equipment	(315)	(3,304)

Net Cash Provided By (Used) In Investing Activities	23,038	(10,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Deposits	43,071	24,706
Net Decrease in Short-Term Borrowings	(6,277)	(16,941)
Increase in Other Long-Term Borrowings	790	2,429
Repayment of Other Long-Term Borrowings	(840)	(1,131)
Dividends Paid	(1,713)	(3,242)
Issuance of Common Stock	413	360

Net Cash Provided by Financing Activities	35,444	6,181

NET CHANGE IN CASH AND CASH EQUIVALENTS	87,182	11,735

Cash and Cash Equivalents at Beginning of Period	236,193	334,293

Cash and Cash Equivalents at End of Period	$323,375	$346,028

Supplemental Disclosure:
Interest Paid on Deposits	$1,432	$2,937

Interest Paid on Debt	945	1,192

Taxes Paid	1,273	166

Loans Transferred to Other Real Estate Owned	9,078	15,100

Issuance of Common Stock as Non-Cash Compensation	413	359

Transfer of Current Portion of Long-Term Borrowings	$—	$8

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

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Prior period financial statements have been reformatted and amounts reclassified, as necessary, to conform to the current presentation. The Company and its subsidiary follow accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry. The principles that materially affect its financial position, results of operations and cash flows are set forth in the Notes to Consolidated Financial Statements, which are included in the 2010 Form 10-K.

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2011

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury	$174,881	$1,152	$136	$175,897
U.S. Government Agencies and Corporations	—	—	—	—
States and Political Subdivisions	68,865	278	2	69,141
Mortgage-Backed Securities	53,822	622	190	54,254
Other Securities(1)	12,664	—	600	12,064

Total Investment Securities	$310,232	$2,052	$928	$311,356

	December 31, 2010

(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

U.S. Treasury	$160,913	$1,371	$134	$162,150
U.S. Government Agencies and Corporations	—	—	—	—
States and Political Subdivisions	78,990	319	9	79,300
Mortgage-Backed Securities	56,099	678	560	56,217
Other Securities(1)	12,664	—	600	12,064

Total Investment Securities	$308,666	$2,368	$1,303	$309,731

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $7.2 million and $4.8 million, respectively, at March 31, 2011 and December 31, 2010.

Securities with an amortized cost of $165.7 million and $131.6 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of March 31, 2011, the Company’s investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value

Due in one year or less	$85,816	$86,055
Due after one through five years	204,489	206,018
Due after five through ten years	7,263	7,219
Due over ten years	—	—
No Maturity	12,664	12,064

Total Investment Securities	$310,232	$311,356

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at March 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2011

	Less Than 12 Months		Greater Than 12 Months		Total

(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

U.S. Treasury	$33,254	$136	$—	$—	$33,254	$136
U.S. Government Agencies and Corporations	—	—	—	—	—	—
States and Political Subdivisions	1,073	2	—	—	1,073	2
Mortgage-Backed Securities	18,311	190	—	—	18,311	190
Other Securities	—	—	600	600	600	600

Total Investment Securities	$52,638	$328	$600	$600	$53,238	$928

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: 1) the length of time and the extent to which the fair value has been less than amortized cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies have occurred, regulatory issues, and analysts’ reports.

At March 31, 2011, the Company had securities of $310.2 million with net pre-tax unrealized gains of $1.1 million on these securities, of which $52.6 million have unrealized losses totaling $0.9 million. Approximately $0.3 million of these securities have been in a loss position for less than 12 months. These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on March 31, 2011. The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011. One preferred bank stock issue for $0.6 million has been in a loss position for greater than 12 months. The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 - LOANS

The composition of the Company’s loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2011	December 31, 2010

Commercial, Financial and Agricultural	$153,960	$157,394
Real Estate-Construction	35,614	43,239
Real Estate-Commercial	668,583	671,702
Real Estate-Residential(1)	406,579	424,229
Real Estate-Home Equity	248,745	251,565
Real Estate-Loans Held-for-Sale	2,723	6,312
Consumer	198,590	204,230

Loans, Net of Unearned Interest	$1,714,794	$1,758,671

(1)	Includes loans in process with outstanding balances of $10.2 million and $5.1 million for March 31, 2011 and December 31, 2010, respectively.

Net deferred fees included in loans at March 31, 2011 and December 31, 2010 were $1.8 million.

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans:

March 31, 2011 (Dollars in Thousands)	30-59 DPD	60-89 DPD	Over 90 DPD	Total Past Due	Total Current	Total Loans

Commercial, Financial and Agricultural	$1,111	125	—	1,236	152,042	$153,960
Real Estate - Construction	466	—	—	466	33,276	35,614
Real Estate - Commercial Mortgage	3,893	1,646	—	5,539	627,043	668,583
Real Estate - Residential	6,736	1,364	—	8,100	371,019	409,302
Real Estate - Home Equity	1,208	266	—	1,474	242,768	248,745
Consumer	2,249	327	—	2,576	195,300	198,590

Total Past Due Loans	$15,663	3,728		19,391	1,621,448	$1,714,794

December 31, 2010 (Dollars in Thousands)	30-59 DPD	60-89 DPD	Over 90 DPD	Total Past Due	Total Current	Total Loans

Commercial, Financial and Agricultural	$645	193	—	838	155,497	$157,394
Real Estate - Construction	314	129	—	443	40,890	43,239
Real Estate - Commercial Mortgage	5,577	840	—	6,417	638,411	671,702
Real Estate - Residential	7,171	3,958	120	11,249	389,103	430,541
Real Estate - Home Equity	1,444	698	39	2,182	244,579	251,565
Consumer	2,867	356	—	3,223	200,139	204,230

Total Past Due Loans	$18,018	6,174	159	24,352	1,668,619	$1,758,671

Nonaccrual Loans. Loans are generally placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in Thousands)	Nonaccrual	Over 90 Days	Nonaccrual	Over 90 Days

Commercial, Financial and Agricultural	$682	—	$1,059	$—
Real Estate - Construction	1,872	—	1,907	—
Real Estate - Commercial Mortgage	36,001	—	26,874	—
Real Estate - Residential	30,183	—	30,189	120
Real Estate - Home Equity	4,502	—	4,803	39
Consumer	714	—	868	—

Total Nonaccrual Loans	$73,954	—	$65,700	$159

Credit Quality Indicators. As part of the ongoing monitoring of the Company’s loan portfolio quality, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment performance, credit documentation, and current economic/market trends, among other factors. Risk ratings are assigned to each loan and revised as needed through established monitoring procedures for individual loan relationships over a predetermined amount and review of smaller balance homogenous loan pools. [0]The Company uses the following definitions for the categorizing and managing its problem loans.

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

The following table presents the risk category of loans by segment as of March 31, 2011 and December 31, 2010:

March 31, 2011 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total

Special Mention	$12,050	$108,354	$83	$120,487
Substandard	9,300	133,842	716	143,858
Nonaccrual	682	72,558	714	73,954

Total Loans	$22,032	$314,754	$1,513	$338,299

December 31, 2010 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total

Special Mention	$20,539	$100,008	$102	$120,649
Substandard	10,599	165,143	719	176,461
Nonaccrual	1,060	63,773	867	65,700

Total Loans	$32,198	$328,924	$1,688	$362,810

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month periods ended March 31 was as follows:

(Dollars in Thousands)	2011	2010

Balance, Beginning of Year	$35,436	$43,999
Provision for Loan Losses	4,133	10,740
Recoveries on Loans Previously Charged-Off	520	889
Loans Charged-Off	(6,216)	(14,429)

Balance, End of Year	$33,873	$41,199

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of March 31, 2011 and December 31, 2010:

March 31, 2011 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total

Allowance Allocated to:
Loans Individually Evaluated for Impairment	$174	481	5,508	7,165	1,212	58	—	$14,598
Loans Collectively Evaluated for Impairment	1,265	1,023	4,529	8,372	1,422	1,719	945	19,275

Total	$1,439	1,504	10,037	15,537	2,634	1,777	945	$33,873

Total Loans:
Individually Evaluated for Impairment	$1,397	2,589	49,758	31,734	3,338	138	—	$88,954
Collectively Evaluated for Impairment	152,563	33,024	618,825	377,568	245,407	198,453	—	1,625,840

Total	$153,960	35,613	668,583	409,302	248,745	198,591	—	$1,714,794

December 31, 2010 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total

Allowance Allocated to:
Loans Individually Evaluated for Impairment	$252	413	$4,640	7,965	$1,389	$71	—	$14,730
Loans Collectively Evaluated for Impairment	1,292	1,647	4,005	9,081	1,133	2,541	1,007	20,706

Total	$1,544	2,060	8,645	17,046	2,522	2,612	1,007	$35,436

Total Loans:
Individually Evaluated for Impairment	$1,685	2,533	$42,369	37,779	$3,278	$144	—	$87,788
Collectively Evaluated for Impairment	155,709	40,706	629,333	392,762	248,287	204,086	—	1,670,883

Total	$157,394	43,239	671,702	430,541	251,565	204,230	—	$1,758,671

Impaired Loans. Loans are deemed to be impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Interest income recognized on impaired loans was approximately $0.7 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment

March 31, 2011:
Commercial, Financial and Agricultural	$1,397	$454	$943	$174	$1,540
Real Estate - Construction	2,589	534	2,055	481	2,561
Real Estate - Commercial Mortgage	49,758	9,746	40,012	5,508	46,064
Real Estate - Residential	31,734	4,175	27,558	7,165	34,757
Real Estate - Home Equity	3,338	746	2,593	1,212	3,308
Consumer	138	—	138	58	141

Total	$88,954	$15,655	$73,299	$14,598	$88,371

December 31, 2010:
Commercial, Financial and Agricultural	$1,684	$389	$1,295	$252	$2,768
Real Estate - Construction	2,533	—	2,533	413	5,801
Real Estate - Commercial Mortgage	42,370	9,030	33,340	4,640	48,820
Real Estate - Residential	37,780	3,295	34,485	7,965	41,958
Real Estate - Home Equity	3,278	375	2,903	1,389	3,087
Consumer	143	—	143	71	172

Total	$87,788	$13,089	$74,699	$14,730	$102,606

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.8 million and $86.2 million at March 31, 2011 and December 31, 2010, respectively. Intangible assets were as follows:

	March 31, 2011		December 31, 2010

(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Core Deposit Intangibles	$47,176	$46,739	$47,176	$46,434
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,309	1,867	1,261

Total Intangible Assets	$133,854	$48,048	$133,854	$47,695

Net Core Deposit Intangibles: As of March 31, 2011 and December 31, 2010, the Company had net core deposit intangibles of $0.4 million and $0.7 million, respectively. Amortization expense for the first three months of 2011 and 2010 was approximately $0.3 million and $0.7 million, respectively. Estimated annual amortization expense for 2011 is $0.5 million. All of our core deposit intangibles will be fully amortized in January 2013.

Goodwill: As of March 31, 2011 and December 31, 2010, the Company had goodwill, net of accumulated amortization, of $84.8 million.

In December 2010, the Company performed its annual goodwill impairment test and concluded that goodwill was not impaired at December 31, 2010. During the first quarter of 2011, the Company assessed the indicators of impairment and noted that there had been no significant changes since the year-end 2010 evaluation. Thus, the Company concluded that goodwill was not impaired as of March 31, 2011. The Company will continue to monitor and test goodwill as appropriate.

Other: As of March 31, 2011 and December 31, 2010, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.6 million and $0.7 million, respectively. This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships. Amortization expense for the first three months of 2011 and 2010 was approximately $48,000. Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company’s interest bearing deposits at March 31, 2011 and December 31, 2010 was as follows:

(Dollars in Thousands)	March 31, 2011	December 31, 2010

NOW Accounts	$818,512	$770,149
Money Market Accounts	288,224	275,416
Savings Deposits	150,051	139,888
Other Time Deposits	350,076	372,266

Total Interest Bearing Deposits	$1,606,863	$1,557,719

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), “Share-Based Payment” (Revised) under the fair value method.

As of March 31, 2011, the Company had three stock-based compensation plans, consisting of the 2005 Associate Stock Incentive Plan (“ASIP”), the 2005 Associate Stock Purchase Plan (“ASPP”), and the 2005 Director Stock Purchase Plan (“DSPP”). Total compensation expense associated with these plans for the three months ended March 31, 2011 and 2010 was $245,000 and $390,000, respectively.

ASIP. The Company’s ASIP allows the Company’s Board of Directors to award key associates various forms of equity-based incentive compensation. Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of performance shares. The Company, under the terms and conditions of the ASIP, created the 2011 Incentive Plan (“2011 Plan”), which has an annual award tied to an internally established earnings goal. The grant-date fair value of the shares eligible to be awarded in 2011 is approximately $895,000. A total of 51,952 shares are eligible for issuance. For the first three months of 2011, the Company recognized approximately $215,000 in expense related to the ASIP.

A total of 875,000 shares of common stock have been reserved for issuance under the ASIP. To date, the Company has issued a total of 67,022 shares of common stock under the ASIP.

Executive Stock Option Agreement. Prior to 2007, the Company maintained a stock option arrangement for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). The status of the options granted under this arrangement is detailed in the table provided below. In 2007, the Company replaced its practice of entering into a stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. The details of this program for the executive are outlined in a Form 8-K filing dated January 31, 2007. No expense related to this plan was recognized for the first three months of 2011 and 2010 as the results did not meet the earnings performance goal.

A summary of the status of the Company’s option shares as of March 31, 2011 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	60,384	$32.79	3.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at March 31, 2011	60,384	$32.79	3.6	$—
Exercisable at March 31, 2011	60,384	$32.79	3.6	$—

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP. The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation. The DSPP has 93,750 shares reserved for issuance. A total of 93,532 shares have been issued since the inception of the DSPP. For the first three months 2011, the Company recognized approximately $9,000 in expense related to this plan. For the first three months of 2010, the Company recognized approximately $8,500 in expense related to the DSPP.

ASPP. Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate’s eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. A total of 171,467 shares have been issued since inception of the ASPP. For the first three months of 2011, the Company recognized approximately $21,000 in expense related to the ASPP plan compared to approximately $24,000 in expense for the same period in 2010.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended March 31,

(Dollars in Thousands)	2011	2010

Discount Rate	5.55%	5.75%
Long-Term Rate of Return on Assets	8.00%	8.00%

Service Cost	$1,550	$1,525
Interest Cost	1,325	1,175
Expected Return on Plan Assets	(1,650)	(1,525)
Prior Service Cost Amortization	125	125
Net Loss Amortization	550	525

Net Periodic Benefit Cost	$1,900	$1,825

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended March 31,

(Dollars in Thousands)	2011	2010

Discount Rate	5.55%	5.75%

Service Cost	$—	$—
Interest Cost	40	42
Prior Service Cost Amortization	45	45
Net Gain Amortization	(98)	(85)

Net Periodic Benefit Cost	$(13)	$2

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of March 31, 2011, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount

Commitments to Extend Credit(1)	$313
Standby Letters of Credit	$12

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Indemnification Obligation. The Company is a member of the Visa U.S.A. network. Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”). In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering. Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company. During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain. Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares. Further information on the swap contract is contained within Note 10 below.

NOTE 10 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value is set forth in the Company’s 2010 Form 10-K.

Financial Assets and Financial Liabilities. The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

March 31, 2011
ASSETS:
Securities available for sale:
US Treasury	$175,898	$—	$—	$175,898
States and Political Subdivisions	1,391	67,749	—	69,140
Residential Mortgage-Backed Securities	—	54,254	—	54,254
Other Securities		12,064	—	12,064

LIABILITIES:

Fair Value Swap			600	600

Fair Value Swap. During the first quarter of 2011, the Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares. The valuation represents an internally developed estimate of the exposure based upon probability-weighted potential Visa litigation losses and related carrying cost obligations required under the contract.

Non-Financial Assets and Non-Financial Liabilities. Certain non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral. Collateral values are estimated using Level 2 inputs based on customized discounting criteria. Impaired loans had a carrying value of $89.0 million, with a valuation allowance of $14.6 million.

Loans Held for Sale. Loans held for sale were $2.7 million as of March 31, 2011. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first three months of 2011, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset. The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data. Foreclosed assets measured at fair value upon initial recognition totaled $9.1 million during the three months ended March 31, 2011. In addition, the Company recognized subsequent losses totaling $1.2 million for foreclosed assets that were re-valued during the three months ended March 31, 2011. The carrying value of foreclosed assets was $55.4 million at March 31, 2011.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis.

A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s 2010 Form 10-K.

The Company’s financial instruments that have estimated fair values are presented below:

	March 31, 2011		December 31, 2010

(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Financial Assets:
Cash	$52,000	$52,000	$35,410	$35,410
Short-Term Investments	271,375	271,375	200,783	200,783
Investment Securities	311,356	311,356	309,731	309,731
Loans, Net of Allowance for Loan Losses	1,680,921	1,632,705	1,723,235	1,675,997

Total Financial Assets	$2,315,652	$2,267,436	$2,269,159	$2,221,921

Financial Liabilities:
Deposits	$2,147,047	$2,148,335	$2,103,976	$2,105,568
Short-Term Borrowings	86,650	82,740	92,928	89,287
Subordinated Notes Payable	62,887	62,888	62,887	62,884
Long-Term Borrowings	50,050	52,477	50,101	52,302
Derivative Instrument – Fair Value Swap	600	600	—	—

Total Financial Liabilities	$2,347,234	$2,347,040	$2,309,892	$2,310,041

All non-financial instruments are excluded from the above table. The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 11 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011	2010			2009

(Dollars in Thousands, Except Per Share Data)	First(1)	Fourth	Third	Second	First	Fourth	Third	Second

Summary of Operations:

Interest Income	$25,189	$26,831	$27,576	$27,934	$28,154	$29,756	$30,787	$31,180
Interest Expense	2,203	2,473	2,792	3,565	4,132	4,464	4,235	4,085
Net Interest Income	22,986	24,358	24,784	24,369	24,022	25,292	26,552	27,095
Provision for Loan Losses	4,133	3,783	5,668	3,633	10,740	10,834	12,347	8,426
Net Interest Income After Provision for Loan Losses	18,853	20,575	19,116	20,736	13,282	14,458	14,205	18,669
Noninterest Income	16,334	14,735	13,449	14,674	13,967	14,411	14,304	14,634
Noninterest Expense	33,331	33,540	32,363	34,629	33,384	35,313	31,615	32,930

Income (Loss) Before Income Taxes	1,856	1,770	202	781	(6,135)	(6,444)	(3,106)	373
Income Tax (Benefit) Expense	546	(148)	(199)	50	(2,672)	(3,037)	(1,618)	(401)
Net Income (Loss)	$1,310	$1,918	$401	$731	$(3,463)	$(3,407)	$(1,488)	$774
Net Interest Income (FTE)	$23,257	$24,654	$25,116	$24,738	$24,473	$25,845	$27,128	$27,679

Per Common Share:
Net Income (Loss) Basic	$0.08	$0.12	$0.02	$0.04	$(0.20)	$(0.20)	$(0.08)	$0.04
Net Income (Loss) Diluted	0.08	0.12	0.02	0.04	(0.20)	(0.20)	(0.08)	0.04
Dividends Declared	0.10	0.10	0.10	0.10	0.19	0.19	0.19	0.19
Diluted Book Value	15.13	15.15	15.25	15.32	15.34	15.72	15.76	16.03
Market Price:
High	13.80	14.19	14.24	18.25	14.61	14.34	17.10	17.35
Low	11.87	11.56	10.76	12.36	11.57	11.00	13.92	11.01
Close	12.68	12.60	12.14	12.38	14.25	13.84	14.20	16.85

Selected Average Balances:
Loans, Net	$1,730,330	$1,782,916	$1,807,483	$1,841,379	$1,886,367	$1,944,873	$1,964,984	$1,974,197
Earning Assets	2,278,602	2,218,049	2,273,198	2,329,365	2,358,288	2,237,561	2,157,362	2,175,281
Total Assets	2,643,017	2,576,793	2,626,758	2,678,488	2,698,419	2,575,250	2,497,969	2,506,352
Deposits	2,125,379	2,115,867	2,172,165	2,234,178	2,248,760	2,090,008	1,950,170	1,971,190
Shareowners’ Equity	261,603	262,622	263,742	263,873	268,555	268,556	275,027	277,114
Common Equivalent Average Shares:
Basic	17,122	17,095	17,087	17,063	17,057	17,034	17,024	17,010
Diluted	17,130	17,096	17,088	17,074	17,070	17,035	17,025	17,010

Performance Ratios:
Return on Average Assets	0.20%	0.30%	0.06%	0.11%	(0.52)%	(0.52)%	(0.24)%	0.12%
Return on Average Equity	2.03	2.90	0.60	1.11	(5.23)	(5.03)	(2.15)	1.12
Net Interest Margin (FTE)	4.14	4.41	4.38	4.26	4.21	4.59	4.99	5.11
Noninterest Income as % of Operating Revenue	41.54	37.69	35.17	37.58	36.77	36.30	35.01	35.07
Efficiency Ratio	83.30	83.75	82.08	86.06	85.00	85.21	73.86	75.44

Asset Quality:
Allowance for Loan Losses	33,873	35,436	37,720	38,442	41,199	43,999	45,401	41,782
Allowance for Loan Losses to Loans	1.98%	2.01%	2.10%	2.11%	2.23%	2.30%	2.32%	2.12%
Nonperforming Assets	153,346	145,286	145,643	149,814	153,669	144,052	144,372	143,626

Nonperforming Assets to Loans + ORE	8.66	8.00	7.86	8.01	8.10	7.38	7.25	7.19
Nonperforming Assets to Total Assets	5.76	5.54	5.65	5.65	5.66	5.32	5.79	5.69
Allowance to Non-Performing Loans	34.57	40.57	39.94	37.80	38.42	40.77	40.90	33.71
Net Charge-Offs to Average Loans	1.33	1.35	1.40	1.39	2.91	2.42	1.76	1.39

Capital Ratios:
Tier 1 Capital Ratio	13.46%	13.24%	12.93%	12.78%	12.81%	12.76%	12.76%	12.85%
Total Capital Ratio	14.82	14.59	14.29	14.14	14.16	14.11	14.12	14.20
Tangible Capital Ratio	6.73	6.82	6.98	6.80	6.62	6.84	7.43	7.47
Leverage Ratio	9.74	10.10	9.75	9.58	9.64	10.39	10.96	11.07

(1)	Includes a $2.6 million (net) pre-tax gain from sale of Visa shares – $3.2 million gain less $0.6 million related swap liability.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Results of Operations,” “Financial Condition,” “Market Risk and Interest Rate Sensitivity,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2011 compares with the prior year. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

In this MD&A, we present an operating efficiency ratio which is not calculated based on accounting principles generally accepted in the United States (“GAAP”), but that we believe provides important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization, by the sum of tax equivalent net interest income and noninterest income. Management uses this non-GAAP measure as part of its assessment of its performance in managing noninterest expenses. We believe that excluding intangible amortization and merger expenses in our calculations better reflect our periodic expenses and is more reflective of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended

	March 31, 2011	December 31, 2010	March 31, 2010

Efficiency ratio	84.19%	85.16	86.85%
Effect of intangible amortization expense	(0.89)%	(1.41)%	(1.85)%

Operating efficiency ratio	83.30%	83.75%	85.00%

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our 2010 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

FINANCIAL OVERVIEW

A summary overview of our financial performance for the first quarter of 2011 versus the fourth quarter of 2010 and the first quarter of 2010 is provided below.

Summary of Financial Performance –

•

Net income of $1.3 million, or $0.08 per diluted share for the first quarter of 2011 compared to a net income of $1.9 million, or $0.12 per diluted share in the fourth quarter of 2010, and a net loss of $3.5 million, or $0.20 per diluted share for the first quarter of 2010. Earnings for the first quarter of 2011 include a $1.6 million after-tax gain from the sale of our Visa shares.

•

Total credit costs (loan loss provision plus other real estate owned (“OREO”) costs) were $7.8 million ($0.28 per share), $8.5 million ($0.31 per share), and $13.6 million ($0.49 per share) for the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

•

Tax equivalent net interest income for the first quarter of 2011 decreased $1.4 million, or 5.7% from the fourth quarter of 2010 and $1.2 million, or 5.0%, from the first quarter of 2010. For both periods, the decline was due to a reduction in loan income attributable to declining loan balances and continued unfavorable asset repricing. An unfavorable two day calendar variance also contributed to the reduction from the fourth quarter of 2010.

•

Noninterest income increased $1.6 million, or 10.9% over the fourth quarter of 2010 and $2.4 million, or 16.9%, over the first quarter of 2010. The higher noninterest income for the first quarter of 2011 was due to a $3.2 million pre-tax gain from the sale of Visa stock. Lower deposit fees and mortgage banking fees partially offset the Visa stock gain when compared to the fourth quarter of 2010. Compared to the first quarter of 2010, lower deposit fees and merchant fees partially offset the Visa stock gain.

•

Noninterest expense decreased $0.2 million and $0.1 million from the fourth quarter of 2010 and first quarter of 2010, respectively. The decline compared to the fourth quarter of 2010 was primarily due to a reduction in other expense of $1.3 million, partially offset by higher compensation expense of $1.2 million. Compared to the first quarter of 2010, the decrease in noninterest expense was attributable to lower compensation expense of $0.2 million partially offset by higher other expense of $0.1 million.

•

Average earning assets totaled $2.279 billion for the first quarter of 2011, a $60.6 million, or 2.7% increase over the fourth quarter of 2010, and a decrease of $79.7 million, or 3.4% from the first quarter of 2010. The increase over the fourth quarter of 2010 was driven by increases in both deposits and short-term borrowings, while the decline from the first quarter of 2010 was due to lower deposit balances, primarily CD balances.

•

Average loans decreased $52.6 million, or 3.0%, from the fourth quarter of 2010 and $156.0 million, or 8.3%, from the first quarter of 2010 due to weak loan demand attributable to the lack of consumer confidence and a sluggish economy. Normal amortization and a higher level of payoffs as well as the resolution of problem loans also affected the balance of loans.

•

Average deposit balances were $2.125 billion for the first quarter of 2011, an increase of $9.5 million, or 0.5% over the fourth quarter of 2010, and a decrease of $123.4 million, or 5.5% from the first quarter of 2010. Growth in public funds drove the growth over the fourth quarter of 2010. A reduction in CD balances was the primary reason for the decline versus the first quarter of 2010.

•

Nonperforming assets totaled $153.3 million at March 31, 2011, an increase of $8.1 million over December 31, 2010 and a reduction of $0.3 million over March 31, 2010. Nonperforming assets represented 5.76% of total assets at March 31, 2011 compared to 5.54% at December 31, 2010 and 5.66% at March 31, 2010. Compared to the fourth quarter of 2010, a higher level of nonaccrual loans, primarily the default of one classified loan for $6.0 million, drove the increase in nonperforming assets.

•

As of March 31, 2011, we are well-capitalized with a risk based capital ratio of 14.82% and a tangible capital ratio of 6.73% compared to 14.59% and 6.82%, respectively, at December 31, 2010 and 14.16% and 6.62%, respectively, at March 31, 2010.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2011, we realized net income of $1.3 million, or $0.08 per diluted share, compared to net income of $1.9 million, or $0.12 per diluted share in the fourth quarter of 2010 (“linked quarter”) and a net loss of $3.5 million, or $0.20 per diluted share for the first quarter of 2010.

Compared to the fourth quarter of 2010, net income reflects lower net interest income of $1.4 million, an increase in the loan loss provision of $0.3 million, and higher income tax expense of $0.7 million, partially offset by higher noninterest income of $1.6 million, and lower noninterest expense of $0.2 million. During the first quarter of 2011, we sold all of our Visa Class B shares of stock, which resulted in a $3.2 million pre-tax gain reflected in noninterest income and a swap liability of $0.6 million reflected in noninterest expense.

The increase in net income over the first quarter of 2010 was driven by a lower loan loss provision of $6.6 million and higher noninterest income of $2.4 million, partially offset by a reduction in net interest income of $1.0 million and higher income tax expense of $3.2 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended

(Dollars in Thousands, except per share data)	March 31, 2011	December 31, 2010	March 31, 2010

Interest Income	$25,189	$26,831	$28,154
Taxable equivalent Adjustments	271	296	451

Total Interest Income (FTE)	25,460	27,127	28,605
Interest Expense	2,203	2,473	4,132

Net Interest Income (FTE)	23,257	24,654	24,473
Provision for Loan Losses	4,133	3,783	10,740
Taxable Equivalent Adjustments	271	296	451

Net Interest Income After provision for Loan Losses	18,853	20,575	13,282
Noninterest Income	16,334	14,735	13,967
Noninterest Expense	33,331	33,540	33,384

Income (Loss) Before Income Taxes	1,856	1,770	(6,135)
Income Tax Expense (Benefit)	546	(148)	(2,672)

Net Income (Loss)	$1,310	$1,918	$(3,463)

Basic Net Income (Loss) Per Share	$0.08	$0.12	$(0.20)

Diluted Net Income (Loss) Per Share	$0.08	$0.12	$(0.20)

Return on Average Equity	0.20%	0.30%	(0.52)%
Return on Average Assets	2.03%	2.90%	(5.23)%

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

Tax equivalent net interest income for the first quarter of 2011 was $23.3 million compared to $24.7 million for the fourth quarter of 2010 and $24.5 million for the first quarter of 2010.

The decrease of $1.4 million in tax equivalent net interest income as compared to the fourth quarter of 2010 was due to two less calendar days; a reduction in loan income attributable to declining loan balances and continued unfavorable asset repricing. This was partially offset by lower interest expense and a slight decrease in foregone interest on nonaccrual loans. With the exception of calendar days, the explanation for the $1.2 million decline from the prior year quarter essentially mirrors the explanation for the linked quarter.

Tax equivalent interest income for the first quarter of 2011 was $25.5 million compared to $27.1 million for the fourth quarter of 2010 and $28.6 million for the first quarter of 2010. The decrease in interest income when compared to both periods reflects unfavorable asset repricing and declining loan balances, which has been partially offset by a lower foregone interest on nonaccrual loans.

Interest expense for the first quarter of 2011 was $2.2 million compared to $2.5 million for the fourth quarter of 2010 and $4.1 million for the first quarter of 2010. Lower interest expense for both comparable periods reflects a reduction in deposit rates primarily in certificates of deposit.

The net interest margin in the first quarter of 2011 was 4.14%, a decrease of 27 basis points from the fourth quarter of 2010 and a decline of 7 basis points from the first quarter of 2010. The decrease in the margin when compared to both periods reflects a reduction in the earning asset yield attributable to a shift in the mix of earning assets and continued unfavorable repricing. Partially offsetting the unfavorable variances was a reduction in the cost of funds, primarily the average rate paid on certificates of deposit.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2011 was $4.1 million compared to $3.8 million in the fourth quarter of 2010 and $10.7 million for the first quarter of 2010. The increase in the loan loss provision compared to the linked quarter primarily reflects reserves for newly identified impaired loans. A reduction in general reserves had a favorable impact on the loan loss provision and reflects a decline in our classified loan balance, partially due to loan upgrades during the quarter, a lower historical loss rate and a reduction in past dues. Compared to the first quarter of 2010, a reduction in impaired loans was the primary factor driving the decline in the loan loss provision. Net charge-offs for the first quarter of 2011 totaled $5.7 million, or 1.33%, of average loans compared to $6.1 million, or 1.35% for the fourth quarter of 2010 and $13.5 million, or 2.91% in the first quarter of 2010. At quarter-end, the allowance for loan losses of $33.9 million was 1.98% of outstanding loans (net of overdrafts) and provided coverage of 35% of nonperforming loans compared to 2.01% and 41%, respectively, at December 31, 2010, and 2.23% and 38%, respectively, at March 31, 2010.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended

(Dollars in Thousands, except per share data)	March 31, 2011	December 31, 2010	March 31, 2010

CHARGE-OFFS
Commercial, Financial and Agricultural	$721	$629	$842
Real Estate – Construction	—	234	3,722
Real Estate – Commercial Mortgage	430	1,469	4,631
Real Estate – Residential	4,445	3,629	3,727
Consumer	620	582	1,507

Total Charge-offs	6,216	6,543	14,429

RECOVERIES
Commercial, Financial and Agricultural	63	48	77
Real Estate – Construction	9	—	—
Real Estate – Commercial Mortgage	12	55	157
Real Estate – Residential	96	7	114
Consumer	340	366	545

Total Recoveries	520	476	893

Net Charge-offs	$5,696	$6,067	$13,536

Net Charge- offs (Annualized) as a percent of Average Loans Outstanding, Net of Unearned Interest	1.33%	1.35%	2.91%

Noninterest Income

Noninterest income for the first quarter of 2011 totaled $16.3 million, an increase of $1.6 million, or 10.9% over the fourth quarter of 2010 and $2.4 million, or 16.9% over the first quarter of 2010. The increase for both periods was due to a $3.2 million gain (reflected in other income) from the sale of all the Class B shares of Visa stock that were obtained from the initial public offering of Visa, Inc.

Compared to the fourth quarter of 2010, a lower level of deposit fees of $0.5 million and mortgage banking fees of $0.4 million partially offset the gain realized from the sale of Visa stock. Compared to the first quarter of 2010, noninterest income increased $2.4 million reflecting the $3.2 million gain on the sale of Visa shares, a $0.3 million increase in bank card fees, and higher retail brokerage fees of $0.2 million, partially offset by a $0.6 million decline in deposit fees and a $0.7 million decline in merchant fees, which is included in “Other” income in the table below.

Noninterest income represented 41.54% of operating revenues in the first quarter of 2011 compared to 37.69% in the fourth quarter of 2010 and 36.77% in the first quarter of 2010. The increase over both prior periods is due to the impact of the gain realized from the sale of Visa stock.

Going forward, our data processing fees will be reduced due to the loss of two client banks that were taken into receivership by the FDIC during the later part of 2010. The annualized impact on our noninterest income will approximate $1.2 million. In addition, we expect our bank card fees to be negatively impacted once final rules are completed regarding the regulation of interchange fees by the Federal Reserve. We continue to monitor the proposed rulemaking regarding interchange fees, but cannot ascertain its impact on our bank card fees at this time. We discuss both of these matters in further detail below.

The table below reflects the major components of noninterest income.

	Three Months Ended

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Noninterest Income:
Service Charges on Deposit Accounts	$5,983	$6,434	$6,628
Data Processing Fees	974	880	900
Asset Management Fees	1,080	1,095	1,020
Retail Brokerage Fees	729	738	565
Investment Security Gains	—	—	5
Mortgage Banking Fees	617	1,027	508
Interchange Fees (1)	1,360	1,285	1,212
ATM/Debit Card Fees (1)	1,136	1,051	963
Gain on Sale of Visa Stock	3,172	—	—
Other	1,283	2,225	2,166

Total Noninterest Income	$16,334	$14,735	$13,967

(1) Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees declined $451,000, or 7.0%, from the fourth quarter of 2010 and decreased $645,000, or 9.7%, from the first quarter of 2010. The decline from the fourth quarter of 2010 reflects a two-day calendar variance in the number of processing days, and a seasonal variance in the use of our overdraft product. The decline in deposit fees compared to the first quarter of 2010 reflects a lower level of overdraft fees due to reduced activity reflective of current economic conditions, a higher level of consumer awareness that has both impacted consumer and business spending habits, as well as the implementation of new rules under Regulation E, which regulate our ability to post one-time debit card/ATM transactions for clients who have not opted in to our overdraft protection service.

Retail Brokerage Fees. Fees from the sale of retail investment and insurance products decreased $9,000, or 1.2%, from the fourth quarter of 2010 and increased $164,000, or 29.0%, over from first quarter of 2010. The variance for each period reflects lower/higher trading activity by clients, respectively. An increase in new business also contributed to the improvement over the first quarter of 2010.

Mortgage Banking Fees. Mortgage banking fees decreased $410,000, or 39.9%, from the fourth quarter of 2010 due to lower loan production attributable to a slowdown in new home purchase activity in our Tallahassee market. Our loan pipeline declined during the first quarter of 2011 due to consumer uncertainty in our Tallahassee market related to potential state job cuts.

Asset Management Fees. Fees from asset management activities decreased $15,000, or 1.4%, from the fourth quarter of 2010 and increased $60,000, or 5.9%, over the first quarter of 2010. The variance for both periods reflects fluctuation in asset values for accounts under discretionary management for which fees are based on the account value at quarter-end. At March 31, 2011, assets under management totaled $732.3 million compared to $744.9 million at December 31, 2010 and $712.8 million at March 31, 2010.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) increased $160,000, or 6.8%, over the fourth quarter of 2010 and $321,000, or 14.8%, over the first quarter of 2010. The increase for both periods reflects higher card utilization. An ATM fee increase in 2010 also contributed to the favorable variance versus the first quarter of 2010.

Other. Other income increased by $2.2 million over the fourth quarter and $2.3 million over the first quarter of 2010 attributable to the gain realized from the sale of our Class B shares of Visa stock obtained from the 2008 initial public offering of Visa, Inc. Compared to the fourth quarter of 2010, a reduction in gains from the sale of OREO properties of $0.3 million and decline in miscellaneous recoveries $0.4 million partially offset the gain from the sale of Visa stock. Compared to the first quarter of 2010, a $0.7 million reduction in merchant fees partially offset the gain from the sale of Visa stock. The decline in merchant fees reflects the migration of our last remaining merchant to another processor – the decline in these revenues is substantially offset by a reduction in processing costs, which is reflected as interchange fees in noninterest expense.

Noninterest Expense

Noninterest expense for the first quarter of 2011 totaled $33.3 million, a decrease of $0.2 million, or 0.6%, from the fourth quarter of 2010 and $0.1 million, or 0.1%, from the first quarter of 2010. The decline compared to the fourth quarter of 2010 was primarily due to a reduction in other expense of $1.3 million partially offset by higher compensation expense of $1.2 million. Other expense declined due to lower OREO expense of $1.0 million, advertising expense of $0.4 million, professional fees of $0.3 million, and intangible amortization expense of $0.2 million. Partially offsetting these declines in other expense was an increase in miscellaneous expense of $0.5 million. The unfavorable variance in miscellaneous expense primarily reflects the recognition of a $0.6 million swap liability related to the sale of our Visa stock and the prior quarter reversal of our $0.8 million Visa litigation reserve, partially offset by a decline in other losses of $0.6 million. One-time expenses in the fourth quarter of 2010 contributed to the variance.

Compared to the first quarter of 2010, the $0.1 million, or 0.1% decrease in noninterest expense was attributable to lower compensation expense of $0.2 million partially offset by higher other expense of $0.1 million. Other expense increased due to higher OREO expense of $0.8 million, insurance-other of $0.2 million, and miscellaneous expense of $0.3 million. Partially offsetting these unfavorable variances was lower expense for professional fees of $0.2 million, intangible amortization of $0.4 million, and interchange fees of $0.6 million. The unfavorable variance in miscellaneous expense primarily reflects the recognition of a $0.6 million swap liability related to the sale of our Visa stock, partially offset by other one-time expenses in the first quarter of 2010 related to a debit card promotion.

The table below reflects the major components of noninterest expense.

	Three Months Ended

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Noninterest Expense:

Salaries	$12,936	$12,223	$13,049
Associate Benefits	3,641	3,166	3,730

Total Compensation	16,577	15,389	16,779

Premises	2,396	2,406	2,408
Equipment	2,226	2,268	2,181

Total Occupancy	4,622	4,674	4,589

Legal Fees	1,107	1,101	1,046
Professional Fees	845	1,142	1,048
Processing Services	950	881	887
Advertising	558	971	678
Travel and Entertainment	211	239	232
Printing and Supplies	348	346	404
Telephone	441	398	550
Postage	474	317	447
Insurance - Other	1,380	1,557	1,188
Intangible Amortization	353	553	710
Interchange Fees	1	3	554
Courier Service	120	105	116
Other Real Estate Owned	3,677	4,709	2,825
Miscellaneous	1,667	1,155	1,331

Total Other	12,132	13,477	12,016

Total Noninterest Expense	$33,331	$33,540	$33,384

Significant components of noninterest expense are discussed in more detail below.

Compensation. Salaries and associate benefit expense increased $1.2 million, or 7.7%, over the fourth quarter of 2010 due to higher incentive expense (cash and stock) of $0.7 million, payroll/unemployment taxes of $0.3 million, and pension expense of $0.2 million. Incentive expense increased due to the resetting to par of several performance incentive programs - this expense is then subsequently adjusted throughout the year based on actual performance. The increase in pension expense reflects utilization of a lower discount rate in 2011 reflective of lower long-term bond rates. The increase in taxes also reflects the resetting of federal/state income taxes as well as higher unemployment taxes reflecting a recent rate increase. Compared to the first quarter of 2010, salaries and benefit expense decreased $0.2 million, or 1.2%, due to lower employee salary expense of $0.4 million partially offset by higher incentive expense of $0.2 million. The reduction in employee salary expense reflects reduction in headcount. The increase in incentive expense is primarily due to a higher level of cash incentive pay-outs.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.6 million for the first quarter of 2011, a decrease of $0.1 million, or 1.1%, from the fourth quarter of 2010 driven by a reduction in maintenance and repair expense primarily reflecting a lower level of maintenance activity on buildings. Compared to the first quarter of 2010, occupancy expense remained flat as a decrease in expense for building furnishings was offset by higher property tax expense, both related to the opening of our new trust building.

Other. Other noninterest expense decreased $1.3 million, or 9.9%, from the fourth quarter of 2010 and increased $0.1 million, or 0.1%, over the first quarter of 2010. The decrease compared to the fourth quarter of 2010 was due to lower OREO costs of $1.0 million, advertising expense of $0.4 million, professional fees of $0.3 million, intangible amortization expense of $0.2 million, and other losses of $0.6 million. Unfavorable variances related to the recognition of a $0.6 million swap liability related to the sale of our Visa stock and the prior quarter reversal of our $0.8 million Visa litigation reserve partially offset the aforementioned reductions. Lower carrying costs of $0.5 million and valuation adjustments/losses of $0.5 million were the primary reason for the decline in OREO expense. A lower level of advertising and public relations activity drove the decline in advertising expense. Professional fees were lower primarily due to nonrecurring expenses in the fourth quarter of 2010 for consulting engagements. Intangible amortization expense declined due to the full amortization of core deposit intangibles related to several past acquisitions. Other losses declined due to a lower level of debit card losses.

Compared to the first quarter of 2010, the slight increase in other noninterest expense was attributable to higher OREO expense of $0.8 million, insurance-other of $0.2 million, and recognition of a $0.6 million swap liability. These unfavorable variances were partially offset by lower intangible amortization expense of $0.4 million, professional fees of $0.2 million, advertising expense of $0.1 million, telephone expense of $0.1 million, and interchange fees of $0.6 million. An increase in losses from the sale of OREO properties drove the increase in OREO expense. The increase in insurance-other primarily reflects a higher rate paid for FDIC insurance premium. Intangible amortization expense declined due to the full amortization of core deposit intangibles related to several past acquisitions. Professional fees were lower primarily due to one-time costs in the first quarter of 2010 for a consulting engagement as well as a reduction in certain ongoing consulting/professional engagements. A lower level of advertising and public relations activity drove the decline in advertising expense. The decline in telephone expense reflects recent review and renegotiation of our telecom provider contracts. The reduction in interchange fees reflects the migration of our last remaining merchant to another processor – the decline in these processing costs are more than offset by a reduction in merchant fees, which are reflected in noninterest income.

Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 83.30% for the first quarter of 2011 compared to 83.75% for the fourth quarter of 2010 and 85.00% for the first quarter of 2010. The reduction over comparative quarters primary reflects the gain on sale of Visa shares.

Income Taxes

Income tax expense for the first quarter of 2011 totaled $0.5 million, an increase of $0.7 million over the fourth quarter of 2010, and $3.2 million over the first quarter of 2010. A higher level of book operating profit at our bank subsidiary due to the gain on sale of Visa stock in the first quarter of 2011 drove the higher level of tax expense compared to prior periods. Reversal of a tax contingency during the fourth quarter of 2010 also contributed to the variance.

FINANCIAL CONDITION

Average earning assets were $2.279 billion for the first quarter of 2011, an increase of $60.6 million, or 2.7% from the fourth quarter of 2010, and a decline of $79.7 million, or 3.4%, from the first quarter of 2010. The higher level of earning assets over the linked quarter was funded by growth in both deposits and short-term borrowings. Quarter over quarter, average overnight funds grew by $70.2 million, the investment portfolio grew $43.0 million and loans declined $52.6 million, partially attributable to the resolution of problem loans during the quarter.

Investment Securities

In the first quarter of 2011, our average investment portfolio increased $43.0 million, or 16.4%, from the prior quarter and increased $136.7 million, or 81.1%, from the first quarter of 2010. As a percentage of average earning assets, the investment portfolio represented 13.4% in the first quarter of 2011, compared to 11.8% in the prior quarter and 7.2% in the first quarter of 2010. The increase in the average balance of the investment portfolio compared to the linked quarter was primarily attributable to investments in US Treasury securities largely used for pledging purposes, partially offset by municipal bonds that matured and were not replaced due to limited availability of certain high-quality investments. The increase in the investment portfolio compared to the first quarter of 2010 was a result of an investment strategy which utilized a portion of the Bank’s excess liquidity to attain a higher yield than overnight funds. If appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the second quarter.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2011, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. It is neither management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.

At March 31, 2011, the investment portfolio maintained a net pre-tax unrealized gain of $1.1 million compared to $1.1 million and $1.0 million at December 31, 2010 and March 31, 2010, respectively. Although the bond market was volatile over the last quarter and year, the short nature and mix of investments resulted in minimal change in market value at quarter-end over prior periods. Approximately $52.6 million of our investment securities have an unrealized loss totaling $0.3 million. All positions have been in a loss position for less than 12 months. These positions consist of municipal bonds pre-refunded with US Government securities, GNMA mortgage-backed securities (MBS), which carry the full faith and credit of the US Government, and US Treasury securities. These positions are not considered impaired, and are expected to mature at par or better. Excluded from these figures is a $0.6 million unrealized loss on a preferred stock investment held at the holding company that maintained a zero book value as of March 31, 2011 and December 31, 2010. No additional impairment was recorded during the first quarter of 2011, but we continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends.

Loans

Average loans decreased $52.6 million, or 3.0%, from the fourth quarter of 2010 and $156.0 million, or 8.3%, from the comparable period in 2010. The loan portfolio continues to be impacted by weak loan demand attributable to the lack of consumer confidence and a sluggish economy. In addition to lower production, normal amortization and payoffs, the resolution of problem loans has the effect of lowering the loan portfolio as loans are either charged off or transferred to the other real estate owned category.

During the first quarter, problem loan resolutions accounted for $15.3 million, or 35%, of a net reduction in total loans of $43.9 million, and over the last twelve months, problem loan resolutions accounted for $70.4 million, or 51%, of the net reduction of $136.8 million. The problem loan resolutions and reductions in portfolio balances previously noted are based on “as of” balances, not averages.

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

Nonperforming Assets

Nonperforming assets (including nonaccrual loans, restructured loans (“TDRs”), and other real estate owned (“OREO”)) totaled $153.3 million at the end of the first quarter of 2011, an increase of $8.1 million over the fourth quarter of 2010 and a reduction of $0.3 million from the first quarter of 2010. Compared to the fourth quarter of 2010, nonaccrual loans increased $8.3 million due to a higher level of defaults within our problem loan pool, a significant portion of which was related to one borrowing relationship totaling $6.0 million. TDRs totaled $24.0 million at the end of the first quarter, a $2.4 million increase over the fourth quarter of 2010. The balance of OREO decreased $2.6 million from the fourth quarter of 2010 reflective of an increased pace of property dispositions. Compared to the first quarter of 2010, the slight decline in nonperforming assets reflects a $2.4 million reduction in the nonaccrual loan balance and a $6.8 million decline in TDRs, partially offset by an $8.9 million increase in the OREO balance. Nonperforming assets represented 5.76% of total assets at March 31, 2011 compared to 5.54% at December 31, 2010 and 5.66% at March 31, 2010.

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

The allowance for loan losses was $33.9 million at March 31, 2011 compared to $35.4 million at December 31, 2010. The allowance for loan losses was 1.98% of outstanding loans (net of overdrafts) and provided coverage of 35% of nonperforming loans at March 31, 2011 compared to 2.01% and 41%, respectively, at December 31, 2010. The decline in the allowance is due to a lower level of general reserves reflective of improving credit metrics, including a reduction in our classified loan balance, partially due to loan upgrades during the quarter, a lower historical loss ratio and a reduction in past dues. It is management’s opinion that the allowance at March 31, 2011 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.125 billion for the first quarter, an increase of $9.5 million, or 0.5%, over the fourth quarter of 2010 and a decrease of $123.4 million, or 5.5%, from the first quarter of 2010. Deposit levels improved slightly from the linked quarter primarily as a result of growth in public funds, partially offset by declines in certificates of deposit and existing clients moving from the Guarantee Now Account (“GNA”) product to repurchase agreements. Public funds balances have increased as anticipated from the linked quarter reflecting seasonality within this deposit category.

Pursuant to changes in the FDIC’s Temporary Liquidity Guarantee Program, our government guaranteed NOW product was discontinued during the fourth quarter. As of year-end 2010, approximately $95 million in balances from this product remained in the NOW category, $95 million migrated to the noninterest bearing DDA category, and $60 million moved into Repurchase Agreements.

We continue to pursue prudent pricing discipline to manage the mix of our deposits. Therefore, we are not attempting to compete with higher rate paying competitors for deposits. The decrease from the first quarter of 2010 reflects a reduction in money market accounts (primarily promotional deposits), deposits transferring from GNA to repurchase agreements and lower certificates of deposit balances, partially offset by higher public funds.

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

Interest Rate Risk Management. Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareowners’ equity.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
March 31, 2011	-8.2%	-4.1%	-1.0%	-0.5%
December 31, 2010	-9.7%	-5.5%	-1.9%	-1.0%

The Net Interest Income at Risk position improved for the first quarter of 2011, when compared to the prior quarter-end, for all rate scenarios. Our largest exposure is at the +300 basis point (“bp”) level, with a measure of -8.2%, which is still within our policy limit of -10.0%. This is an improvement over the prior quarter reflecting higher levels of overnight funds, which re-price immediately. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
March 31, 2011	-2.5%	1.5%	3.0%	-6.3%
December 31, 2010	-1.2%	2.4%	3.5%	-6.6%

Our risk profile, as measured by EVE, declined for the first quarter of 2011 when compared to the linked quarter-end with the exception of the down 100 bp scenario, which reported a favorable slight increase. In the rising rate scenarios, our largest exposure is at the up 300 bp scenario, with a measure of -2.5%, which is still within our policy limit of -12.5%. This is a decline from the prior quarter primarily attributable to higher Treasury and FHLB curves, reflecting declines in the market value of loans and increases in the market values of deposits and FHLB borrowings, respectively. All measures of economic value of equity are within our prescribed policy limits.

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

Overall, we have the ability to generate $634.5 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. The liquidity available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.7 years and as of quarter-end had a net unrealized pre-tax gain of $1.1 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) of $238.1 million during the first quarter of 2011 compared to an average net overnight funds sold position of $164.9 million in the prior quarter and an average overnight funds sold position of $297.0 million in the first quarter of 2010. The higher balance when compared to the linked quarter primarily reflects the increase in deposits mentioned above, growth in short-term borrowings and declines in the loan portfolio, partially offset by a higher level of investment securities. The unfavorable variance as compared to first quarter 2010 is primarily attributable to declines in deposits and the deployment of funds to the investment portfolio, partially offset by a net reduction in loans.

Capital expenditures are expected to approximate $4.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2011, advances from the FHLB consisted of $60.1 million in outstanding debt consisting of 50 notes. During the first quarter of 2011, the Bank made FHLB advance payments totaling approximately $0.8 million and obtained one new FHLB advance totaling $0.8 million. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a variable rate of LIBOR plus a margin of 1.90%. The rate for the first quarter was 2.20%. This note matures on December 31, 2034. The interest payment for the CCBG Capital Trust II borrowing adjusts quarterly to a variable rate of LIBOR plus a margin of 1.80%. The rate for the first quarter was 2.10%. This note matures on June 15, 2035. The proceeds of these borrowings were used to partially fund acquisitions.

In accordance with certain Federal Reserve Resolutions (discussed in further detail within our 2010 Form 10-K), CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities. Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.

Capital

Equity capital was $259.3 million as of March 31, 2011, compared to $259.0 million as of December 31, 2010. Our leverage ratio was 9.74% and 10.10%, respectively, and our tangible capital ratio was 6.73% and 6.82%, respectively, for the same periods. Our risk-adjusted capital ratio of 14.82% at March 31, 2011, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines. Management believes its strong capital base has offered protection during the course of the current economic downturn. In addition, to date we have not initiated a capital raise and were not a TARP participant.

During the first three months of 2011, shareowners’ equity increased $0.3 million, or 0.5%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $1.3 million, the issuance of stock totaling approximately $0.4 million, accrual for performance shares of approximately $0.2 million, and a change in our net unrealized gain on securities of $0.1 million. Dividends paid reduced shareowners’ equity by approximately $1.7 million.

At March 31, 2011, our common stock had a book value of $15.13 per diluted share compared to $15.15 at December 31, 2010. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At March 31, 2011, the net unrealized gain on investment securities available for sale was $0.7 million and the amount of our unfunded pension liability was $16.4 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank. The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period. In addition, in accordance with the Federal Reserve Resolutions (discussed in further detail within our 2010 Form 10-K), the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend. As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG. The Bank may not receive the required approvals. As of March 31, 2011, we believe we have sufficient cash to fund shareowner dividends in 2011 should the Board choose to declare and pay a quarterly dividend during the year. Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals. We will continue to evaluate our dividend quarterly and consult with our regulators concerning matters relating to our overall dividend policy.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2011, we had $312.9 million in commitments to extend credit and $11.6 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in loan balances. The allowance for loan losses is a significant estimate and is evaluated quarterly by us for adequacy. The use of different estimates or assumptions could produce a different required allowance, and thereby a larger or smaller provision recognized as expense in any given reporting period. A further discussion of the allowance for loan losses can be found in the section entitled “Allowance for Loan Losses” and Note 1 in the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

Intangible Assets. Intangible assets consist primarily of goodwill, core deposit assets, and other identifiable intangibles that were recognized in connection with various acquisitions. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We perform an impairment review on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit. Significant changes to our estimates, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period. A goodwill impairment charge would not adversely affect the calculation of our risk based and tangible capital ratios. Our annual review for impairment determined that no impairment existed at December 31, 2010. Because the book value of our equity exceeded our market capitalization as of March 31, 2011, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed. Based on this assessment, we concluded that no further testing for impairment was needed as of March 31, 2011.

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

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government Agency debt securities, and other securities (typically temporary liquid funds awaiting investment). We anticipate using a rate of return on plan assets of 8.0% for 2011.

The assumed rate of annual compensation increases is based on expected trends in salaries and the employee base. We anticipate using a compensation increase of 4.25% for 2011 reflecting current market trends.

Information on components of our net periodic benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended

(Taxable Equivalent Basis - Dollars in Thousands)	March 31, 2011			December 31, 2010			March 31, 2010

	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,730,330	$24,101	5.65%	$1,782,916	$25,799	5.74%	$1,886,367	$27,180	5.84%
Taxable Investment Securities	231,153	851	1.48	178,926	799	1.78	71,325	500	2.81
Tax-Exempt Investment Securities(2)	74,226	337	1.81	83,469	434	2.08	97,316	753	3.10
Funds Sold	242,893	171	0.28	172,738	95	0.24	303,280	172	0.23

Total Earning Assets	2,278,602	25,460	4.53%	2,218,049	27,127	4.85%	2,358,288	28,605	4.92%

Cash and Due From Banks	50,942			51,030			54,873
Allowance for Loan Losses	(34,822)			(37,713)			(44,584)
Other Assets	348,295			345,427			329,842

TOTAL ASSETS	$2,643,017			$2,576,793			$2,698,419

LIABILITIES
NOW Accounts	$786,939	$261	0.13%	$837,625	$296	0.14%	$867,004	$384	0.18%
Money Market Accounts	278,562	131	0.19	282,887	134	0.19	374,161	689	0.75
Savings Accounts	144,623	18	0.05	136,276	16	0.05	126,352	15	0.05
Other Time Deposits	360,575	848	0.95	382,870	1,078	1.12	438,112	1,850	1.71

Total Interest Bearing Deposits	1,570,699	1,258	0.32	1,639,658	1,524	0.37	1,805,629	2,938	0.66

Short-Term Borrowings	87,267	111	0.52	34,706	99	1.14	30,673	17	0.22
Subordinated Notes Payable	62,887	340	2.16	62,887	342	2.13	62,887	651	4.14
Other Long-Term Borrowings	50,345	494	3.98	50,097	508	4.02	49,981	526	4.27

Total Interest Bearing Liabilities	1,771,198	2,203	0.50%	1,787,348	2,473	0.55%	1,949,170	4,132	0.86%

Noninterest Bearing Deposits	554,680			476,209			443,131
Other Liabilities	55,536			50,614			37,563

TOTAL LIABILITIES	2,381,414			2,314,171			2,429,864

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	261,603			262,622			268,555

TOTAL LIABILITIES & EQUITY	$2,643,017			$2,576,793			$2,698,419

Interest Rate Spread			4.03%			4.30%			4.06%

Net Interest Income		$23,257			$24,654			$24,473

Net Interest Margin(3)			4.14%			4.41%			4.21%

(1)	Average balances include nonaccrual loans. Interest income includes fees on loans of $366,000 and $363,000, for the three months ended March 31, 2011 and 2010.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.

(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2011, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2010 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 9, 2011