Form 10-Q
period 2011-06-30
CAPITAL CITY BANK GROUP INC
filed 2011-08-08
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

At July 31, 2011, 17,151,996 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2011

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 as well as:

▪	legislative or regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and the valuation allowance on deferred tax assets;
▪	the frequency and magnitude of foreclosure of our loans;
▪	continued depression of the market value of the Company that could result in an impairment of goodwill;
▪	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;
▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	increased competition and its effect on pricing, including the effect of the repeal of Regulation Q on our net interest income;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	our need and our ability to incur additional debt or equity financing;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	our ability to integrate the business and operations of companies and banks that we have acquired, and those we may acquire in the future;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I.      FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	Unaudited
(Dollars In Thousands, Except Share Data)	June 30, 2011	December 31, 2010
ASSETS
Cash and Due From Banks	$71,554	$35,410
Federal Funds Sold and Interest Bearing Deposits	223,183	200,783
Total Cash and Cash Equivalents	294,737	236,193

Investment Securities, Available-for-Sale	304,313	309,731

Loans, Net of Unearned Interest	1,687,602	1,758,671
Allowance for Loan Losses	(31,080)	(35,436)
Loans, Net	1,656,522	1,723,235

Premises and Equipment, Net	112,576	115,356
Goodwill	84,811	84,811
Other Intangible Assets	888	1,348
Other Real Estate Owned	61,016	57,937
Other Assets	84,395	93,442
Total Assets	$2,599,258	$2,622,053

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$568,813	$546,257
Interest Bearing Deposits	1,532,198	1,557,719
Total Deposits	2,101,011	2,103,976

Short-Term Borrowings	65,237	92,928
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	49,196	50,101
Other Liabilities	60,383	53,142
Total Liabilities	2,338,714	2,363,034

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,127,320 and 17,100,081 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	171	171
Additional Paid-In Capital	37,724	36,920
Retained Earnings	237,709	237,679
Accumulated Other Comprehensive Loss, Net of Tax	(15,060)	(15,751)
Total Shareowners' Equity	260,544	259,019
Total Liabilities and Shareowners' Equity	$2,599,258	$2,622,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30
(Unaudited)
	Three Months Ended		Six Months Ended
(Dollars in Thousands, Except Per Share Data)	2011	2010	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$24,305	$26,644	$48,252	$53,636
Investment Securities:
U.S. Treasuries	405	330	806	433
U.S. Government Agencies	336	299	693	619
States and Political Subdivisions	193	406	412	896
Other Securities	83	79	177	156
Federal Funds Sold	145	176	316	348
Total Interest Income	25,467	27,934	50,656	56,088

INTEREST EXPENSE
Deposits	1,083	2,363	2,341	5,301
Short-Term Borrowings	110	12	221	29
Subordinated Notes Payable	343	639	683	1,290
Other Long-Term Borrowings	492	551	986	1,077
Total Interest Expense	2,028	3,565	4,231	7,697

NET INTEREST INCOME	23,439	24,369	46,425	48,391
Provision for Loan Losses	3,545	3,633	7,678	14,373
Net Interest Income After Provision For Loan Losses	19,894	20,736	38,747	34,018

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,309	7,039	12,292	13,667
Data Processing	764	919	1,738	1,819
Asset Management Fees	1,080	1,080	2,160	2,100
Retail Brokerage Fees	939	846	1,668	1,411
Securities Transactions	-	-	-	5
Mortgage Banking Fees	568	641	1,185	1,149
Bank Card Fees	2,558	2,362	5,054	4,537
Other	2,230	1,787	6,685	3,953
Total Noninterest Income	14,448	14,674	30,782	28,641

NONINTEREST EXPENSE
Salaries and Associate Benefits	16,000	15,584	32,577	32,363
Occupancy, Net	2,447	2,585	4,843	4,993
Furniture and Equipment	2,117	2,192	4,343	4,373
Intangible Amortization	107	710	460	1,420
Other Real Estate	3,033	4,082	6,710	6,907
Other	7,463	9,476	15,565	17,957
Total Noninterest Expense	31,167	34,629	64,498	68,013

INCOME (LOSS) BEFORE INCOME TAXES	3,175	781	5,031	(5,354)
Income Tax Expense (Benefit)	1,030	50	1,576	(2,622)

NET INCOME (LOSS)	$2,145	$731	$3,455	$(2,732)

Basic Net Income (Loss) Per Share	$0.12	$0.04	$0.20	$(0.16)
Diluted Net Income (Loss) Per Share	$0.12	$0.04	$0.20	$(0.16)

Average Basic Shares Outstanding	17,127,302	17,063,176	17,124,468	17,060,135
Average Diluted Shares Outstanding	17,139,234	17,074,202	17,134,520	17,071,031

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

Balance, December 31, 2010	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019
Comprehensive Income:
Net Income	-	-	-	3,455	-	3,455
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	691	691
Total Comprehensive Income	-	-	-			4,146
Cash Dividends ($0.20 per share)	-	-	-	(3,425)	-	(3,425)
Stock Performance Plan Compensation	-	-	391	-	-	391
Issuance of Common Stock	27,239	-	413	-	-	413

Balance, June 30, 2011	17,127,320	$171	$37,724	$237,709	$(15,060)	$260,544

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

(Dollars in Thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,455	$(2,732)
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	7,678	14,373
Depreciation	3,464	3,495
Net Securities Amortization	1,951	1,537
Amortization of Intangible Assets	460	1,420
Gain (Loss) on Securities Transactions	-	(5)
Loss on Impaired Security	-	61
Origination of Loans Held-for-Sale	(51,887)	(59,639)
Proceeds From Sales of Loans Held-for-Sale	54,181	56,119
Net Gain From Sales of Loans Held-for-Sale	(1,186)	(1,149)
Non-Cash Compensation	391	115
Decrease in Deferred Income Taxes	417	538
Net Decrease in Other Assets	28,048	7,495
Net Increase in Other Liabilities	7,353	10,186
Net Cash Provided By Operating Activities	54,325	31,814

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(41,915)	(91,038)
Sales	-	505
Payments, Maturities, and Calls	46,502	47,871
Net Decrease in Loans	35,001	54,993
Purchase of Premises & Equipment	(685)	(4,858)
Net Cash Provided By Investing Activities	38,903	7,473

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits	(2,965)	(57,923)
Net Decrease in Short-Term Borrowings	(27,690)	(14,465)
Increase in Other Long-Term Borrowings	789	8,015
Repayment of Other Long-Term Borrowings	(1,695)	(1,790)
Dividends Paid	(3,425)	(4,949)
Issuance of Common Stock	302	420
Net Cash Used by Financing Activities	(34,684)	(70,692)

NET CHANGE IN CASH AND CASH EQUIVALENTS	58,544	(31,405)

Cash and Cash Equivalents at Beginning of Period	236,193	334,293
Cash and Cash Equivalents at End of Period	$294,737	$302,888

Supplemental Disclosure:
Interest Paid on Deposits	$2,641	$5,804
Interest Paid on Debt	1,975	2,407
Taxes Paid	2,737	338
Loans Transferred to Other Real Estate Owned	22,926	23,904
Issuance of Common Stock as Non-Cash Compensation	413	420
Transfer of Current Portion of Long-Term Borrowings	$-	$16

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition.  The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2011
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$168,585	$1,625	$3	$170,207
U.S. Government Agencies and Corporations	10,367	-	4	10,363
States and Political Subdivisions	56,577	255	14	56,818
Mortgage-Backed Securities	54,149	985	59	55,075
Other Securities(1)	12,450	-	600	11,850
Total Investment Securities	$302,128	$2,865	$680	$304,313

	December 31, 2010
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$160,913	$1,371	$134	$162,150
U.S. Government Agencies and Corporations	-	-	-	-
States and Political Subdivisions	78,990	319	9	79,300
Mortgage-Backed Securities	56,099	678	560	56,217
Other Securities(1)	12,664	-	600	12,064
Total Investment Securities	$308,666	$2,368	$1,303	$309,731

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $7.0 million and $4.8 million, respectively, at June 30, 2011 and $7.2 million and $4.8 million, respectively, at December 31, 2010.

Securities with an amortized cost of $130.8 million and $131.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $7.0 million, which is included in other securities, is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Maturity Distribution. As of June 30, 2011, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$107,175	$107,682
Due after one through five years	169,954	172,110
Due after five through 10 years	10,797	10,926
Due after 10 years	1,752	1,745
No Maturity	12,450	11,850
Total Investment Securities	$302,128	$304,313

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at June 30, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

			June 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$3,481	$3	$-	$-	$3,481	$3
U.S. Government Agencies and Corporations	10,367	4	-	-	10,367	4
States and Political Subdivisions	3,716	14	-	-	3,716	14
Mortgage-Backed Securities	7,011	59	-	-	7,011	59
Other Securities	-	-	-	600	-	600
Total Investment Securities	$24,575	$80	$-	$600	$24,575	$680

Management evaluates securities for other than temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell the securities prior to the expected recovery.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by rating agencies have occurred, regulatory issues, and analysts’ reports.

At June 30, 2011, the Company had securities of $302.1 million with net pre-tax unrealized gains of $2.2 million on these securities, of which $25.0 million have unrealized losses totaling $0.1 million and have been in a loss position for less than 12 months.  These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on June 30, 2011.  The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.  One preferred bank stock issue for $0.6 million has been in a loss position for greater than 12 months.  The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 - LOANS

The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2011	December 31, 2010
Commercial, Financial and Agricultural	$149,830	$157,394
Real Estate-Construction	30,867	43,239
Real Estate-Commercial	660,058	671,702
Real Estate-Residential(1)	395,199	424,229
Real Estate-Home Equity	248,228	251,565
Real Estate-Loans Held-for-Sale	5,914	6,312
Consumer	197,506	204,230
Loans, Net of Unearned Interest	$1,687,602	$1,758,671

(1)	Includes loans in process with outstanding balances of $6.3 million and $10.0 million for June 30, 2011 and December 31, 2010, respectively.

Net deferred fees included in loans at June 30, 2011 and December 31, 2010 were $1.7 million and $1.8 million, respectively.

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans:

June 30, 2011 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$754	208	-	962	147,736	$149,830
Real Estate - Construction	140	-	-	140	29,571	30,867
Real Estate - Commercial Mortgage	3,681	1,217	-	4,898	627,931	660,058
Real Estate - Residential	4,695	2,398	271	7,364	360,256	395,126
Real Estate - Home Equity	1,519	431	-	1,950	243,004	248,228
Consumer	2,787	273	-	3,060	196,772	203,493
Total Past Due Loans	$13,576	4,527	271	18,374	1,605,270	$1,687,602

December 31, 2010 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$645	193	-	838	155,497	$157,394
Real Estate - Construction	314	129	-	443	40,890	43,239
Real Estate - Commercial Mortgage	5,577	840	-	6,417	638,411	671,702
Real Estate - Residential	7,171	3,958	120	11,249	389,103	430,541
Real Estate - Home Equity	1,444	698	39	2,182	244,579	251,565
Consumer	2,867	356	-	3,223	200,139	204,230
Total Past Due Loans	$18,018	6,174	159	24,352	1,668,619	$1,758,671

Nonaccrual Loans.  Loans are generally placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in Thousands)	Nonaccrual	90 + DPD	Nonaccrual	90+ DPD
Commercial, Financial and Agricultural	$1,133	$-	$1,059	$-
Real Estate - Construction	1,156	-	1,907	-
Real Estate - Commercial Mortgage	27,229	-	26,874	-
Real Estate - Residential	27,505	271	30,189	120
Real Estate - Home Equity	3,275	-	4,803	39
Consumer	778	-	868	-
Total Nonaccrual Loans	$61,076	$271	$65,700	$159

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

The following table presents the risk category of loans by segment as of June 30, 2011 and December 31, 2010:

June 30, 2011 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
Special Mention	$9,165	$94,141	$116	$103,422
Substandard	8,627	152,207	623	161,457
Nonaccrual	1,133	59,165	778	61,076
Total Loans	$18,925	$305,513	$1,517	$325,955

December 31, 2010 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
Special Mention	$20,539	$100,008	$102	$120,649
Substandard	10,599	165,143	719	176,461
Nonaccrual	1,060	63,773	867	65,700
Total Loans	$32,198	$328,924	$1,688	$362,810

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month periods ended June 30 was as follows:

(Dollars in Thousands)	2011	2010
Balance, Beginning of Year	$35,436	$43,999
Provision for Loan Losses	7,678	14,373
Recoveries on Loans Previously Charged-Off	1,226	2,129
Loans Charged-Off	(13,260)	(22,059)
Balance, End of Period	$31,080	$38,442

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of June 30, 2011 and December 31, 2010:

June 30, 2011 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Allowance Allocated to:
Loans Individually Evaluated for Impairment	$591	487	3,582	5,800	506	41	-	$11,007
Loans Collectively Evaluated for Impairment	1,193	1,258	4,979	8,147	1,742	1,754	1,000	20,073
Total	$1,784	1,745	8,561	13,947	2,248	1,795	1,000	$31,080

Total Loans:
Individually Evaluated for Impairment	$1,730	1,311	42,531	29,829	2,351	79	-	$77,831
Collectively Evaluated for Impairment	148,100	29,556	617,526	365,297	245,878	203,414	-	1,609,771
Total	$149,830	30,867	660,057	395,126	248,229	203,493	-	$1,687,602

December 31, 2010 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Allowance Allocated to:
Loans Individually Evaluated for Impairment	$252	413	$4,640	7,965	$1,389	$71	-	$14,730
Loans Collectively Evaluated for Impairment	1,292	1,647	4,005	9,081	1,133	2,541	1,007	20,706
Total	$1,544	2,060	8,645	17,046	2,522	2,612	1,007	$35,436

Total Loans:
Individually Evaluated for Impairment	$1,685	2,533	$42,369	37,779	$3,278	$144	-	$87,788
Collectively Evaluated for Impairment	155,709	40,706	629,333	392,762	248,287	204,086	-	1,670,883
Total	$157,394	43,239	671,702	430,541	251,565	204,230	-	$1,758,671

Impaired Loans. Loans are deemed to be impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Interest income recognized on impaired loans was approximately $1.2 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:
(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment
June 30, 2011:
Commercial, Financial and Agricultural	$1,730	$273	$1,458	$591	$1,563
Real Estate - Construction	1,311	10,557	1,311	487	1,950
Real Estate - Commercial Mortgage	42,531	4,746	31,974	3,582	46,145
Real Estate - Residential	29,829	522	25,083	5,800	30,782
Real Estate - Home Equity	2,351	4	1,829	506	2,844
Consumer	79	-	74	41	108
Total	$77,831	$16,102	$61,729	$11,007	$83,392

December 31, 2010:
Commercial, Financial and Agricultural	$1,684	$389	$1,295	$252	$2,768
Real Estate - Construction	2,533	-	2,533	413	5,801
Real Estate - Commercial Mortgage	42,370	9,030	33,340	4,640	48,820
Real Estate - Residential	37,780	3,295	34,485	7,965	41,958
Real Estate - Home Equity	3,278	375	2,903	1,389	3,087
Consumer	143	-	143	71	172
Total	$87,788	$13,089	$74,699	$14,730	$102,606

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.7 million and $86.2 million at June 30, 2011 and December 31, 2010, respectively.  Intangible assets were as follows:

	June 30, 2011		December 31, 2010
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$46,798	$47,176	$46,434
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,357	1,867	1,261
Total Intangible Assets	$133,854	$48,155	$133,854	$47,695

Net Core Deposit Intangibles:  As of June 30, 2011 and December 31, 2010, the Company had net core deposit intangibles of $0.4 million and $0.7 million, respectively.  Amortization expense for the first six months of 2011 and 2010 was approximately $0.4 million and $1.4 million, respectively.  Estimated annual amortization expense for 2011 is $0.5 million.  All of our core deposit intangibles will be fully amortized in January 2013.

Goodwill:  As of June 30, 2011 and December 31, 2010, the Company had goodwill, net of accumulated amortization, of $84.8 million.

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
As of June 30, 2011, the book value of the Company’s equity exceeded its market capitalization, and as such the Company performed goodwill impairment testing.  The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value.  The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount.  Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of June 30, 2011.  The Company will continue to test goodwill as defined by ASC Topic 350.

Other:  As of June 30, 2011 and December 31, 2010, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.5 million and $0.6 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships.  Amortization expense for the first six months of 2011 and 2010 was approximately $96,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at June 30, 2011 and December 31, 2009 was as follows:

(Dollars in Thousands)	June 30, 2011	December 31, 2010
NOW Accounts	$764,480	$770,149
Money Market Accounts	283,230	275,416
Savings Deposits	153,403	139,888
Other Time Deposits	331,085	372,266
Total Interest Bearing Deposits	$1,532,198	$1,557,719

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), "Share-Based Payment” (Revised) under the fair value method.

As of June 30, 2011, the Company had three stock-based compensation plans, consisting of the 2011 Associate Stock Incentive Plan ("ASIP"), the 2011 Associate Stock Purchase Plan ("ASPP"), and the 2011 Director Stock Purchase Plan ("DSPP"). These plans are new plans replacing substantially similar plans approved by the shareowners in 2004.  Total compensation expense associated with these plans for the six months ended June 30, 2011 and 2010 was $448,000 and $184,000, respectively.

 ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of performance shares.  The Company, under the terms and conditions of the ASIP, created the 2011 Incentive Plan (“2011 Plan”), which has an award tied to an internally established earnings goal.  The grant-date fair value of the shares eligible to be awarded in 2011 is approximately $895,000.  A total of 51,952 shares are eligible for issuance.  For the first six months of 2011 and 2010, the Company recognized approximately $319,000 and $115,000 in expense related to the ASIP.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option program for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into an annual stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  For the first six months of 2011, the Company recognized $72,000 in expense related this plan.  No expense was recognized under this plan for the first six months of 2010.

A summary of the status of the Company’s options as of June 30, 2011 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	60,384	$32.79	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2011	60,384	$32.79	3.4	$-
Exercisable at June 30, 2011	60,384	$32.79	3.4	$-

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  For the first six months 2011 and 2010, the Company recognized approximately $15,000 and $14,000 in expense related to this plan or its predecessor plan, the 2005 Director Stock Purchase Plan.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  For the first six months of 2011, the Company recognized approximately $42,000 in expense related to the ASPP plan or its processor plan, the 2005 Associate Stock Purchase Plan compared to approximately $56,000 in expense for the same period in 2010.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010

Discount Rate	5.55%	5.75%	5.55%	5.75%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,550	$1,525	$3,100	$3,050
Interest Cost	1,325	1,175	2,650	2,350
Expected Return on Plan Assets	(1,650)	(1,525)	(3,300)	(3,050)
Prior Service Cost Amortization	125	125	250	250
Net Loss Amortization	550	525	1,100	1,050
Net Periodic Benefit Cost	$1,900	$1,825	$3,800	$3,650

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010

Discount Rate	5.55%	5.75%	5.55%	5.75%

Service Cost	$-	$-	$-	$-
Interest Cost	40	42	80	84
Prior Service Cost Amortization	45	45	90	90
Net Loss Amortization	(98)	(85)	(196)	(170)
Net Periodic Benefit Cost	$(13)	$2	$(26)	$4

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of June 30, 2011, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$308
Standby Letters of Credit	$11

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Financial Assets and Financial Liabilities.  The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2011
ASSETS:
Securities available for sale:
US Treasury	$170,207	$-	$-	$170,207
States and Political Subdivisions	1,481	55,337	-	56,818
Residential Mortgage-Backed Securities	-	65,438	-	65,438
Other Securities	-	11,850	-	11,850

LIABILITIES:
Fair Value Swap	-	-	445	445

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

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 2 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $77.8 million, with a valuation allowance of $11.0 million.

Loans Held for Sale.  Loans held for sale were $5.9 million as of June 30, 2011.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first six months of 2011, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $22.9 million during the six months ended June 30, 2011.  In addition, the Company recognized subsequent losses totaling $2.1 million for foreclosed assets that were re-valued during the six months ended June 30, 2011.  The carrying value of foreclosed assets was $61.0 million at June 30, 2011.

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

The Company’s financial instruments that have estimated fair values are presented below:

	June 30, 2011		December 31, 2010
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$71,554	$71,554	$35,410	$35,410
Short-Term Investments	223,183	223,183	200,783	200,783
Investment Securities	304,313	304,313	309,731	309,731
Loans, Net of Allowance for Loan Losses	1,656,522	1,558,801	1,723,235	1,675,997
Total Financial Assets	$2,255,572	$2,157,851	$2,269,159	$2,221,921

Financial Liabilities:
Deposits	$2,101,011	$2,101,972	$2,103,976	$2,105,568
Short-Term Borrowings	65,237	62,744	92,928	89,287
Subordinated Notes Payable	62,887	62,890	62,887	62,884
Long-Term Borrowings	49,196	52,106	50,101	52,302
Derivative Instrument – Fair Value Swap	445	445	-	-
Total Financial Liabilities	$2,278,776	$2,280,157	$2,309,892	$2,310,041

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 11 – NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses."  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users' evaluation of (i) the nature of credit risk inherent in the entity's portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011.  ASU 2011-01, "Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, "Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring," which is further discussed below.  Adoption of ASU 2010-20 is not expected have a significant impact on the Company’s financial statements.

ASU No. 2010-28, "Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts."  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-02, "Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring."  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s financial statements.

ASU No. 2011-03, "Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements." ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU 2011-04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income."  ASU 2011-05 amends Topic 220, "Comprehensive Income," to require that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011		2010			2009
(Dollars and Shares in Thousands)	Second	First(1)	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$25,467	$25,189	$26,831	$27,576	$27,934	$28,154	$29,756	$30,787
Interest Expense	2,028	2,203	2,473	2,792	3,565	4,132	4,464	4,235
Net Interest Income	23,439	22,986	24,358	24,784	24,369	24,022	25,292	26,552
Provision for Loan Losses	3,545	4,133	3,783	5,668	3,633	10,740	10,834	12,347
Net Interest Income After Provision for Loan Losses	19,894	18,853	20,575	19,116	20,736	13,282	14,458	14,205
Noninterest Income	14,448	16,334	14,735	13,449	14,674	13,967	14,411	14,304
Noninterest Expense	31,167	33,331	33,540	32,363	34,629	33,384	35,313	31,615
Income (Loss) Before Income Taxes	3,175	1,856	1,770	202	781	(6,135)	(6,444)	(3,106)
Income Tax (Benefit) Expense	1,030	546	(148)	(199)	50	(2,672)	(3,037)	(1,618)
Net Income (Loss)	$2,145	$1,310	$1,918	$401	$731	$(3,463)	$(3,407)	$(1,488)
Net Interest Income (FTE)	$23,704	$23,257	$24,654	$25,116	$24,738	$24,473	$25,845	$27,128

Per Common Share:
Net Income (Loss) Basic	$0.12	$0.08	$0.12	$0.02	$0.04	$(0.20)	$(0.20)	$(0.08)
Net Income (Loss) Diluted	0.12	0.08	0.12	0.02	0.04	(0.20)	(0.20)	(0.08)
Dividends Declared	0.10	0.10	0.10	0.10	0.10	0.19	0.19	0.19
Diluted Book Value	15.20	15.13	15.15	15.25	15.32	15.34	15.72	15.76
Market Price:
High	13.12	13.80	14.19	14.24	18.25	14.61	14.34	17.10
Low	9.84	11.87	11.56	10.76	12.36	11.57	11.00	13.92
Close	10.26	12.68	12.60	12.14	12.38	14.25	13.84	14.20

Selected Average Balances:
Loans, Net	$1,704,348	$1,730,330	$1,782,916	$1,807,483	$1,841,379	$1,886,367	$1,944,873	$1,964,984
Earning Assets	2,258,931	2,278,602	2,218,049	2,273,198	2,329,365	2,358,288	2,237,561	2,157,362
Total Assets	2,618,287	2,643,017	2,576,793	2,626,758	2,678,488	2,698,419	2,575,250	2,497,969
Deposits	2,107,301	2,125,379	2,115,867	2,172,165	2,234,178	2,248,760	2,090,008	1,950,170
Shareowners’ Equity	262,371	261,603	262,622	263,742	263,873	268,555	268,556	275,027
Common Equivalent Average Shares:
Basic	17,127	17,122	17,095	17,087	17,063	17,057	17,034	17,024
Diluted	17,139	17,130	17,096	17,088	17,074	17,070	17,035	17,025

Performance Ratios:
Return on Average Assets	0.33%	0.20%	0.30%	0.06%	0.11%	(0.52)%	(0.52)%	(0.24)%
Return on Average Equity	3.28	2.03	2.90	0.60	1.11	(5.23)	(5.03)	(2.15)
Net Interest Margin (FTE)	4.21	4.14	4.41	4.38	4.26	4.21	4.59	4.99
Noninterest Income as % of Operating Revenue	38.13	41.54	37.69	35.17	37.58	36.77	36.30	35.01
Efficiency Ratio	81.41	83.30	83.75	82.08	86.06	85.00	85.21	73.86

Asset Quality:
Allowance for Loan Losses	31,080	33,873	35,436	37,720	38,442	41,199	43,999	45,401
Allowance for Loan Losses to Loans	1.84%	1.98%	2.01%	2.10%	2.11%	2.23%	2.30%	2.32%
Nonperforming Assets	145,674	153,346	145,286	145,643	149,814	153,669	144,052	144,372
Nonperforming Assets to Loans + ORE	8.33	8.66	8.00	7.86	8.01	8.10	7.38	7.25
Nonperforming Assets to Total Assets	5.60	5.76	5.54	5.65	5.65	5.66	5.32	5.79
Allowance to Non-Performing Loans	36.71	34.57	40.57	39.94	37.80	38.42	40.77	40.90
Net Charge-Offs to Average Loans	1.49	1.33	1.35	1.40	1.39	2.91	2.42	1.76

Capital Ratios:
Tier 1 Capital Ratio	13.83%	13.46%	13.24%	12.93%	12.78%	12.81%	12.76%	12.76%
Total Capital Ratio	15.19	14.82	14.59	14.29	14.14	14.16	14.11	14.12
Tangible Common Equity Ratio	6.96	6.73	6.82	6.98	6.80	6.62	6.84	7.43
Leverage Ratio	9.95	9.74	10.10	9.75	9.58	9.64	10.39	10.96

(1)	Includes a $2.6 million (net) pre-tax gain from sale of Visa shares – $3.2 million gain less $0.6 million related swap liability.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis ("MD&A") provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes.  The MD&A is divided into subsections entitled "Business Overview," "Financial Overview," "Results of Operations," "Financial Condition," “Market Risk and Interest Rate Sensitivity,” "Liquidity and Capital Resources," "Off-Balance Sheet Arrangements," and "Critical Accounting Policies."  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2011 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as "CCBG," "Company," "we," "us," or "our."

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

Reconciliation of operating efficiency ratio to efficiency ratio:

		Three Months Ended		Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Efficiency ratio	81.69%	84.19%	87.86%	82.97%	87.36%
Effect of intangible amortization expense	(0.28)%	(0.89)%	(1.80)%	(0.60)%	(1.82)%
Operating efficiency ratio	81.41%	83.30%	86.06%	82.37%	85.54%

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

Much of our lending operations are within the State of Florida, which had been particularly hard hit in the recent economic recession.  Evidence of the economic downturn in Florida is particularly reflected in current unemployment statistics and realization of real estate property devaluation.  According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2010 increased to 12.0% from 11.8% at the end of 2009 and 7.6% at the end of 2008.  While our Florida markets have generally realized an unemployment rate below the Florida rate, they have been adversely impacted as evidenced by layoffs and business closings, as well as wealth reduction due to depressed real estate markets.  Real estate property valuations continue to be  depressed during the economic downturn as evidenced by our higher level of problem assets and credit related costs.  A second recession in Florida or continued slow recovery would likely exacerbate the adverse effects of these difficult market conditions on our clients, which may have a negative impact on our financial results.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Financial Performance Highlights –

•
Net income for the second quarter of 2011 totaled $2.1 million, or $0.12 per diluted share, compared to net income of $1.3 million, or $0.08 per diluted share, for the first quarter of 2011 and net income of $0.7 million, or $0.04 per diluted share, for the second quarter of 2010.  For the first six months of 2011, we realized net income of $3.5 million, or $0.20 per diluted share, compared to a net loss of $2.7 million, or $0.16 per diluted share, for the comparable period of 2010.  Performance in 2011 reflects the sale of our Visa stock in the first quarter which resulted in a net pre-tax gain of $2.6 million.

•
Net income for the second quarter of 2011 reflects total credit related costs (loan loss provision and other real estate owned (“OREO”) costs) of $6.6 million, compared to $7.8 million for the first quarter of 2011 and $7.7 million for the second quarter of 2010.  Credit related costs were $14.4 million for the first half of 2011 compared to $21.3 million for the same period in 2010.

•
Tax equivalent net interest income for the second quarter of 2011 was $23.7 million compared to $23.3 million for the first quarter of 2011 and $24.7 million for the second quarter of 2010.  For the first half of 2011, tax equivalent net interest income totaled $47.0 million compared to $49.2 million in 2010.

•
Loan loss provision for the second quarter of 2011 was $3.5 million compared to $4.1 million for the first quarter of 2011 and $3.6 million for the second quarter of 2010.  A decline in impaired loans drove the reduction in the provision for both periods.  For the first half of the 2011, the loan loss provision was $7.7 million compared to $14.4 million for the same period in 2010.  A reduction in impaired loans as well as a decline in general reserves, primarily due to a lower level of internally classified loans and lower loss rates, drove the lower provision.  As of June 30, 2011, the allowance for loan losses was 1.84% of total loans and provided coverage of 37% of nonperforming loans compared to 2.01% and 41%, respectively, at year-end 2010.

•
Noninterest income for the second quarter of 2011 totaled $14.4 million, a decrease of $1.9 million from the first quarter of 2011 and $0.2 million from the second quarter of 2010.  The decrease from the first quarter of 2011 largely reflects the sale of our Visa stock in the first quarter.  For the first six months of 2011, noninterest income totaled $30.8 million, an increase of $2.1 million over the same period in 2010 driven by the Visa gain, partially offset by deposit service charge fees and merchant fees.

•
Noninterest expense for the second quarter of 2011 totaled $31.2 million, a decrease of $2.2 million from the first quarter of 2011 and $3.5 million from the second quarter of 2010.  The decline from the first quarter of 2011 quarter primarily reflects lower expense for compensation, OREO costs and, to a lesser extent, FDIC insurance premiums, intangible amortization and miscellaneous expense.  For the first six months of 2011, noninterest expense totaled $64.5 million, a $3.5 million decline from the same period of 2010 primarily attributable to expense for FDIC insurance, intangible amortization, and interchange fees.

•
Average earning assets were $2.259 billion for the second quarter of 2011, an increase of $40.9 million from the fourth quarter of 2010 driven by an increase in the overnight funds sold position and a higher investment portfolio, partially offset by a decline in the loan portfolio.

•	As of June 30, 2011, we are well-capitalized with a risk based capital ratio of 15.19% and a tangible common equity ratio of 6.96% compared to 14.50% and 6.82%, respectively, at December 31, 2010.

RESULTS OF OPERATIONS

Net Income

Net income for the second quarter of 2011 totaled $2.1 million, or $0.12 per diluted share, compared to net income of $1.3 million, or $0.08 per diluted share, for the first quarter of 2011 and net income of $0.7 million, or $0.04 per diluted share, for the second quarter of 2010.  For the first six months of 2011, we reported net income of $3.5 million, or $0.20 per diluted share, compared to a net loss of $2.7 million, or $0.16 per diluted share, for the same period in 2010.

The increase in earnings over the first quarter of 2011 was due to higher net interest income of $0.4 million, lower loan loss provision of $0.6 million, and a reduction in noninterest expense of $2.2 million, partially offset by a decline in noninterest income of $1.9 million and higher income tax expense of $0.5 million.  Compared to the second quarter of 2010, a $3.5 million decline in noninterest expense partially offset by a $1.2 million reduction in operating revenues and higher income tax expense of $1.0 million drove the improvement in earnings.

The increase in earnings for the first six months of 2011 is attributable to a lower loan loss provision of $6.7 million, reduction in noninterest expense of $3.5 million, and higher noninterest income of $2.1 million, partially offset by lower net interest income of $2.0 million and higher income tax expense of $4.1 million.

Performance in 2011 reflects the sale of our Visa Class B shares of stock during the first quarter which resulted in a $3.2 million pre-tax gain included in noninterest income and a swap liability of $0.6 million included in noninterest expense.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Income	$25,467	$25,189	$27,934	$50,656	$56,088
Taxable equivalent Adjustments	265	271	369	536	820
Total Interest Income (FTE)	25,732	25,460	28,303	51,192	56,908
Interest Expense	2,028	2,203	3,565	4,231	7,697
Net Interest Income (FTE)	23,704	23,257	24,738	46,961	49,211
Provision for Loan Losses	3,545	4,133	3,633	7,678	14,373
Taxable Equivalent Adjustments	265	271	369	536	820
Net Interest Income After provision for Loan Losses	19,894	18,853	20,736	38,747	34,018
Noninterest Income	14,448	16,334	14,674	30,782	28,641
Noninterest Expense	31,167	33,331	34,629	64,498	68,013
Income (Loss) Before Income Taxes	3,175	1,856	781	5,031	(5,354)
Income Tax Expense (Benefit)	1,030	546	50	1,576	(2,622)
Net Income (Loss)	$2,145	$1,310	$731	$3,455	$(2,732)

Basic Net Income (Loss) Per Share	$0.12	$0.08	$0.04	$0.20	$(0.16)
Diluted Net Income (Loss) Per Share	$0.12	$0.08	$0.04	$0.20	$(0.16)

Return on Average Equity	3.28%	2.03%	1.11%	2.66%	(2.07)%
Return on Average Assets	0.33%	0.20%	0.11%	0.26%	(0.20)%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 37.

Tax equivalent net interest income for the second quarter of 2011 was $23.7 million compared to $23.3 million for the first quarter of 2010 and $24.7 million for the second quarter of 2010.  For the six months of 2011, tax equivalent net interest income totaled $47.0 million compared to $49.2 million in 2010.

The increase of $0.4 million in tax equivalent net interest income compared to the first quarter of 2011 was due to lower cost of funds and one additional calendar day.  Lower interest expense reflects a reduction in deposit rates primarily in certificates of deposit.  Interest income on earning assets was higher as a result of the one additional calendar day.  Additionally, net interest income was impacted by favorable interest income adjustments on nonaccrual loans (i.e. quarter over quarter improvement in the level of interest reversals), which offset lower interest income attributable to a reduction in loans outstanding and unfavorable asset re-pricing.

The decrease in tax equivalent net interest income of $1.0 million and $2.2 million, for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010, resulted from a reduction in loans outstanding, lower earning assets yields reflecting unfavorable asset re-pricing and lower loan fees, partially offset by a reduction in interest expense and favorable interest income adjustments as noted above.

 Interest expense for the second quarter of 2011 was $2.0 million compared to $2.2 million for the first quarter of 2011 and $3.6 million for the second quarter in 2010.  The lower cost of funds when compared to the first quarter of 2011 was a result of continued rate reductions to certificates of deposits.  The lower costs of funds when compared to the second quarter of 2010 resulted from rate reductions on non-maturity deposits, certificates of deposit and subordinated notes.  The rate reductions on deposits reflect management’s decision not to compete with higher rate paying institutions and to continue our focus on core banking relationships.   The lower rate on subordinated notes was due to one note changing to a variable rate from a fixed rate, which occurred in the second half of 2010.

The net interest margin in the second quarter of 2011 was 4.21%, an increase of 7 basis points over the linked quarter and a decline of 6 basis points from the second quarter of 2010.  Year over year, for the six month period, the margin declined 7 basis points to 4.17%.  The increase in the margin when compared to the first quarter of 2011 reflects a 3 basis point reduction in the cost of funds, and an improvement in the yield on earning assets of 4 basis points.  The higher yield on earning assets was primarily attributable to an increase in the loan yield resulting from the favorable interest income adjustments mentioned above, while the lower cost of funds resulted from a reduction in the rates on certificates of deposit, which were significantly reduced in all markets. The 7 basis point decline in the margin for the six months of 2011 is attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a favorable variance in our average cost of funds.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2011 was $3.5 million compared to $4.1 million in the first quarter of 2011 and $3.6 million for the second quarter of 2010.  The reduction in the loan loss provision for both periods primarily reflects a reduction in level of impaired loans and required reserves.  For the first six months of 2011, the loan loss provision totaled $7.7 million compared to $14.4 million for the same period in 2010.  The reduction is attributable to lower impaired loan reserves as well as a decline in general reserves, primarily due to a reduction in the level of internally classified loans and lower loss rates.

Net charge-offs for the second quarter of 2011 totaled $6.3 million, or 1.49%, of average loans compared to $5.7 million, or 1.33% for the first quarter of 2011 and $6.4 million, or 1.39%, in the second quarter of 2010.  For the first six months of 2011, net charge-offs totaled $12.0 million, or 1.41%, of average loans compared to $19.9 million, or 2.16%, for the same period of 2010.  At quarter-end, the allowance for loan losses of $31.1 million was 1.84% of outstanding loans (net of overdrafts) and provided coverage of 37% of nonperforming loans compared to 1.98% and 35%, respectively, at March 31, 2011, and 2.01% and 41%, respectively, at December 31, 2010.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

CHARGE-OFFS
Commercial, Financial and Agricultural	$301	$721	$405	$1,022	$1,247
Real Estate - Construction	14	-	1,220	14	4.942
Real Estate - Commercial Mortgage	2,808	430	920	3,238	5,551
Real Estate - Residential	3,315	4,445	4,725	7,760	8,452
Consumer	606	620	360	1,226	1,867
Total Charge-offs	7,044	6,216	7,630	13,260	22,059

RECOVERIES
Commercial, Financial and Agricultural	43	63	181	106	258
Real Estate - Construction	5	9	8	14	8
Real Estate - Commercial Mortgage	115	12	43	127	200
Real Estate - Residential	170	96	638	266	752
Consumer	373	340	370	713	911
Total Recoveries	706	520	1,240	1,226	2,129

Net Charge-offs	$6,338	$5,696	$6,390	$12,034	$19,930

Net Charge - Offs (Annualized) as a percent	1.49%	1.33%	1.39%	1.41%	2.16%
of Average Loans Outstanding,
Net of Unearned Interest

Noninterest Income

Noninterest income for the second quarter of 2011 totaled $14.4 million, a decrease of $1.9 million, or 11.5%, from the first quarter of 2011 and $0.2 million, or 1.5% from the second quarter of 2010.  The unfavorable variance compared to the first quarter of 2011 quarter reflects a gain from the sale of our Visa stock during the first quarter of 2011, which resulted in a $3.2 million pre-tax gain, as well as a $0.2 million reduction in data processing fees.  Favorable variances for deposit fees, retail brokerage fees, and miscellaneous income partially offset the aforementioned unfavorable variances.  An increase in other income due to higher gains from the sale of OREO properties, which was partially offset by lower deposit service charge fees, drove the variance versus the second quarter of 2010.  For the first six months of 2011, noninterest income totaled $30.8 million, an increase of $2.1 million over the same period of 2010.  The increase was driven by the gain on the sale of our Visa stock and was partially offset by lower deposit service charge fees and merchant fees.

Noninterest income represented 38.1% of operating revenues for the second quarter of 2011 compared to 41.5% for the first quarter of 2011 and 37.6% for the second quarter of 2010.  For the first six months of 2011, noninterest income represented 39.9% of operating revenues compared to 37.2% for the same period of 2010.  The higher ratio for the first quarter of 2011 and first half of 2011 reflects the gain from the sale of our Visa stock.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Noninterest Income:
Service Charges on Deposit Accounts	$6,309	$5,983	$7,039	$12,292	$13,667
Data Processing Fees	764	974	919	1,738	1,819
Asset Management Fees	1,080	1,080	1,080	2,160	2,100
Retail Brokerage Fees	939	729	846	1,668	1,411
Investment Security Gains	-	-	-	-	5
Mortgage Banking Fees	568	617	641	1,185	1,149
Interchange Fees (1)	1,443	1,360	1,289	2,803	2,501
ATM/Debit Card Fees (1)	1,115	1,136	1,073	2,251	2,036
Gain on Sale of Visa Stock	-	3,172	-	3,172	-
Other	2,230	1,283	1,787	3,513	3,953

Total Noninterest Income	$14,448	$16,334	$14,674	$30,782	$28,641

(1) Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $326,000, or 5.4%, over the first quarter of 2011 and decreased $729,000, or 10.4%, from the second quarter of 2010.  For the first six months of 2011, deposit service charge fees declined by $1.4 million from the comparable period in 2010.  The increase over the first quarter of 2011 is primarily due to a one-day calendar variance and a higher level of overdraft fees.  Compared to the three and six month periods of 2010, a lower level of overdraft fees drove the decline, but was partially offset by a lower level of overdraft charge-offs.  The decline in overdraft fees was due to reduced activity as well as the implementation of new rules under Regulation E.

Data Processing Fees.  Fees from data processing services declined by $210,000, or 21.6%, from the first quarter of 2011 and $155,000, or 16.9%, from the second quarter of 2010.  For the first six months of 2011, fees decreased by $81,000, or 4.5%.  The decline for all periods primarily reflects a reduction in the number of banks we process for.  Early in the second quarter of 2011, two of our bank clients were acquired and migrated to a new processor.  The annualized impact on our data processing fees will be approximately $1.2 million.

Asset Management Fees.  Fees from asset management activities totaled $1.1 million for the second quarter of 2011, comparable to both the first quarter of 2011 and second quarter of 2010.  For the first six months of 2011, fees totaled $2.2 million, a $100,000 increase over the comparable period of 2010.  At June 30, 2011, assets under management totaled $677.1 million compared to $732.3 million at March 31, 2011 and $678.9 million at June 30, 2010.  The distribution of a large estate account during the second quarter of 2011 was the primary reason for the decline in assets under management compared to both the first quarter of 2011 and second quarter of 2010.

Retail Brokerage Fees.  Fees from the sale of retail investment and insurance products increased $210,000, or 28.8%, over the first quarter of 2011 and $93,000, or 11.1%, over the second quarter of 2010.  For the first six months of 2011, fees increased by $257,000, or 18.3%, over the same period in 2010.  The increase for all periods reflects both increased trading activity by existing clients and new business.  A large annuity account opened in the second quarter of 2011 also contributed to the favorable variance.

Mortgage Banking Fees.  Mortgage banking fees decreased $49,000, or 7.9%, from the first quarter of 2011 and decreased $73,000, or 11.4%, from the second quarter of 2010.  For the first six months of 2011, fees were $36,000, or 3.1% higher than the comparable period of 2010.  New loan production has been impacted by a slowdown in new home purchase activity in our Tallahassee market, attributable in part to consumer uncertainty regarding state government job cuts.

Bank Card Fees.  Bank card fees (including interchange fees and ATM/debit card fees) increased $60,000, or 2.5%, over the first quarter of 2011 and $196,000, or 8.3%, over the second quarter of 2010.  For the first six months of 2011, fees increased $1.4 million, or 38.5%, over the comparable period of 2010.  The increase for all periods reflects higher card utilization.  An ATM fee increase and a debit card promotion also contributed to the favorable variance versus the periods in 2010.

Other.  Other income decreased by $2.2 million, or 49.98%, from the first quarter of 2011 and increased by $443,000, or 24.8%, over the second quarter of 2010.  For the first six months of 2011, other income increased by $2.7 million, or 69.1%, from the comparable period of 2010.  The unfavorable variance compared to the first quarter of 2011 reflects a gain from the sale of our Visa stock during the first quarter of 2011.  An increase in gains from the sale of OREO properties partially offset the impact of the Visa gain and also was the primary reason for the favorable variance compared to the second quarter of 2010.  For the first six months of 2011, the favorable variance was driven partially by the impact of the Visa gain, but was offset by a lower level of merchant fees.  The decline in our merchant fees is substantially offset by a reduction in processing costs, which are reflected as interchange fees in noninterest expense.

Noninterest Expense

Noninterest expense for the second quarter of 2011 totaled $31.2 million, a decrease of $2.2 million, or 6.5%, from the first quarter of 2011 and $3.5 million, or 10.0%, from the second quarter of 2010.  The decline over the first quarter of 2011 reflects lower expense for compensation of $0.6 million, FDIC insurance of $0.3 million, intangible amortization of $0.2 million, OREO costs of $0.6 million, and miscellaneous expense of $0.3 million.  Recognition of a $0.6 million swap liability associated with the sale of our Visa stock during the first quarter of 2011 also impacted the variance in miscellaneous expense.  Compared to the second quarter of 2010, lower expense for occupancy of $0.2 million, advertising of $0.2 million, FDIC insurance of $0.9 million, intangible amortization of $0.6 million, OREO costs of $1.0 million, and interchange fees of $0.3 million drove the favorable variance.

For the six months of 2011, noninterest expense totaled $64.5 million, a $3.5 million or 5.2% decline from the same period of 2010 attributable to lower professional fees of $0.3 million, advertising expense of $0.3 million, FDIC insurance of $0.7 million, intangible amortization expense of $1.0 million, and interchange fees of $0.9 million.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Noninterest Expense:
Salaries	$12,509	$12,936	$12,533	$25,445	$25,582
Associate Benefits	3,491	3,641	3,051	7,132	6,781
Total Compensation	16,000	16,577	15,584	32,577	32,363

Premises	2,447	2,396	2,585	4,843	4,993
Equipment	2,117	2,226	2,192	4,373	4,373
Total Occupancy	4,564	4,622	4,777	9,186	9,366

Legal Fees	1,048	1,107	1,109	2,155	2,156
Professional Fees	910	845	1,047	1,755	2,095
Processing Services	939	950	974	1,889	1,861
Advertising	664	558	877	1,222	1,555
Travel and Entertainment	200	211	243	411	474
Printing and Supplies	284	348	320	632	724
Telephone	498	441	517	939	1,067
Postage	387	474	450	861	897
Insurance - Other	1,076	1,380	1,982	2,456	3,172
Intangible Amortization	107	353	710	460	1,420
Interchange Fees	3	1	329	4	883
Courier Service	124	120	115	244	231
Other Real Estate	3,033	3,677	4,082	6,710	6,907
Miscellaneous	1,330	1,667	1,513	2,997	2,842
Total Other	10,604	12,132	14,268	22,735	26,284

Total Noninterest Expense	$31,167	$33,331	$34,629	$64,498	$68,013

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense decreased $577,000, or 3.5%, over the first quarter of 2011 primarily due to lower expense for performance compensation of $235,000 and unemployment taxes of $162,000.  The variance in performance compensation reflects lower expense for both individual and company cash incentive plans.  The decline in unemployment taxes reflects an expected higher expense for the first quarter of the year as the formula for this tax is based on the first $7,000 in taxable income per employee.  Compared to the second quarter of 2010, compensation expense increased $416,000, or 2.7%, due to higher stock compensation expense reflecting a higher expected pay-out for this incentive plan.

For the first six months of 2011, compensation expense increased $214,000, or 0.7%, over the comparable period of 2010 reflecting higher stock compensation expense of $263,000, pension expense of $120,000, performance compensation of $432,000, and realized loan costs of 188,000, partially offset by lower associate base salary expense of $840,000.  A higher expected pay-out drove the increase in stock compensation expense.  The increase in pension expense reflects utilization of a lower discount rate in 2011 reflective of lower long-term bond rates.  Performance compensation increased due to higher pay-out for both individual and company cash incentive plans versus the prior year.  The variance for realized loan cost reflects a lower level of loan production, which for accounting purposes results in an increase in compensation expense.  The reduction in associate base salary expense reflects reduction in headcount.

Occupancy. Occupancy expense (including premises and equipment) decreased $58,000, or 1.3%, from the first quarter of 2011, and $212,000, or 4.5%, from the second quarter of 2010.  For the first six months of 2011, occupancy expense declined by $180,000, or 1.9%, compared to the same period of 2010.  Lower expense for bank premises rental drove the favorable variance compared to the first quarter of 2011.  A $113,000 reduction in furniture and fixture depreciation and bank premises rental expense of $220,000, which was partially offset by higher property taxes of $55,000, were the primary reasons for the decline versus the second quarter of 2010.  The variance for the first six months of 2011 was primarily due to a $388,000 decline in bank premises rental expense reflecting the expiration of leases for two re-located offices, which was partially offset by higher depreciation expense of $138,000 for bank premises and was also reflective of the re-located offices that were constructed during 2010.

Other.  Other noninterest expense decreased $1.5 million, or 12.6%, from the first quarter of 2011 and $3.7 million, or 25.7%, from the second quarter of 2010.  The decrease compared to the first quarter of 2011 was due to lower OREO expense of $643,000, FDIC insurance expense of $303,000, intangible amortization expense of $245,000, and miscellaneous expense of $328,000.  Lower expense for OREO of $1.0 million, FDIC insurance of $907,000, intangible amortization of $602,000, interchange fees of $327,000, and advertising of $212,000 drove the reduction compared to the second quarter of 2010.  For both periods, the decline in FDIC insurance expense reflects a lower rate due to recent changes to the FDIC premium structure.  Intangible amortization expense declined due to the full amortization of core deposit intangibles related to several past acquisitions.  Recognition of a $595,000 swap liability associated with the sale of our Visa stock also impacted the variance in miscellaneous expense versus the first quarter of 2011.  The variance in OREO expense compared to the first quarter of 2011 reflects a reduction from losses from the sale of OREO properties.  A reduction in OREO carrying costs, primarily property taxes and maintenance, drove the reduction in this expense versus the second quarter of 2010.  The variance in advertising fees compared to the second quarter of 2010 was due to a reduction in the marketing costs for our free-checking product.  The variance in interchange fees reflects lower processing fees for our merchant processing portfolio due to the migration of our last remaining merchant to another processor.

For the first six months of 2011, other noninterest expense decreased $3.5 million, or 13.5%, due to lower expense for FDIC insurance of $715,000, intangible amortization of $959,000, interchange fees of $879,000, and advertising of $333,000 all due to the same reasons previously noted.  A reduction in professional fees of $340,000 reflective of payments to a consulting firm in 2010 for a contract review engagement also contributed to the favorable variance.

Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 81.41% for the second quarter of 2011 compared to 83.30% for the first quarter of 2011 and 86.06% for the second quarter of 2010.  For the first six months of 2011, this ratio was 82.37% compared to 85.54% for the comparable period of 2010.  The reduction over comparative period’s primary reflects the gain on sale of Visa stock.

Income Taxes

Income tax expense for the second quarter of 2011 totaled $1.0 million, an increase of $0.5 million over the first quarter of 2011 and $1.0 million over the second quarter of 2010.  For the first six months of 2011, income tax expense totaled $1.6 million compared to an income tax benefit of $2.6 million for the comparable period of 2010.  A higher level of book operating profit drove the higher level of tax expense compared to all prior year periods.

FINANCIAL CONDITION

Average earning assets were $2.259 billion for the second quarter of 2011, a decrease of $19.7 million, or 0.9%, from the first quarter of 2011 and an increase of $40.9 million, or 1.8%, from the fourth quarter of 2010.  The decline compared to the first quarter of 2011 reflects reduction in the loan portfolio partially offset by higher short-term investments.  The increase from the fourth quarter of 2010 is attributable to increases in the overnight funds position and the investment portfolio, which were funded partially through higher repurchases agreement balances.  These increases were partially offset by a decrease in the loan portfolio.

Investment Securities

In the second quarter of 2011, our average investment portfolio of $305.4 million increased $0.1 million, or .02%, from the first quarter of 2011 and increased $43.1 million, or 16.4%, from the fourth quarter of 2010.  The average balance of the investment portfolio compared to the first quarter of 2011 was essentially unchanged as a result of a declining municipal bonds portfolio due to maturities which were replaced with purchases of US Treasuries, GNMA mortgage-backed securities, and SBA floating rate securities.  The increase in the investment portfolio compared to the fourth quarter of 2010 was a result of an investment strategy which utilized a portion of the Bank’s excess liquidity to attain a higher yield than overnight funds.  A majority of these investments were US Treasury securities which were also largely used for pledging purposes, and were partially offset by a decline in municipal bond balances.  As a percentage of average earning assets, the investment portfolio represented 13.5% in the second quarter of 2011, compared to 13.4% in the first quarter of 2011 and 11.8% in the fourth quarter of 2010.  If appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the third quarter.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of June 30, 2011, all securities were classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.

At June 30, 2011, the investment portfolio maintained a net pre-tax unrealized gain of $2.2 million compared to $1.1 million at both March 31, 2011 and December 31, 2010, respectively.  Yields have declined considerably on the short-end of the Treasury curve, particularly on a relative basis, resulting in a higher unrealized gain in the investment portfolio.  Approximately $24.6 million of our investment securities have an unrealized loss totaling $0.1 million.  All positions have been in a loss position for less than 12 months.  These positions consist of SBA floating rate and GNMA mortgage-backed securities (MBS), both of which carry the full faith and credit of the US Government, municipal bonds pre-refunded with US Government securities, and US Treasury securities.  These positions are not considered impaired, and are expected to mature at par or better.  Excluded from these figures is a $0.6 million unrealized loss on a preferred stock investment held at the holding company that maintained a zero book value as of June 30, 2011, March 31, 2011 and December 31, 2010, respectively.  No additional impairment was recorded during the second quarter of 2011, but we continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends.

Loans

Average loans decreased $26.0 million, or 1.5%, from the first quarter of 2011 and $78.6 million, or 4.4%, from the fourth quarter of 2010.  The decline when compared to both periods was primarily driven by reductions in the commercial real estate, residential and construction loan categories.  The reduction in these loan categories was due in large part to loan charge-offs and the transfer of loans to OREO.  The portfolio continues to be impacted by weak loan demand attributable to the sluggish economy.

During the second quarter, loan charge-offs and transfers to OREO accounted for $20.8 million, or 76%, of a net reduction in total loans of $27.2 million from the first quarter 2011.  Over the last twelve months, loan charge-offs and migration of loans to OREO accounted for $54.7 million, or 41%, of the net reduction of $134.2 million.  The aforementioned impact of loan charge-offs and loans transferred to OREO are based on “as of" balances, not averages.

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

Nonperforming Assets

Nonperforming assets (including nonaccrual loans, restructured loans (“TDRs”), and OREO) totaled $145.7 million at the end of the second quarter of 2011, a decrease of $7.7 million from the first quarter of 2011 and an increase of $0.4 million over the fourth quarter of 2010.  Nonaccrual loans decreased $12.9 million from the first quarter of 2011 primarily due to the migration of loans through the collection cycle to the OREO category.  A slowdown in new additions to the nonaccrual category also contributed to the improvement.  Compared to the fourth quarter of 2010, nonaccrual loans declined by $4.6 million reflecting the movement of loans to the OREO category and, to a lesser extent, migration to the TDR category.  TDRs totaled $23.6 million at the end of the second quarter, a $0.4 million decrease from the first quarter of 2011 and a $1.9 million increase over the fourth quarter of 2010.  The balance of OREO increased $5.7 million over the first quarter of 2011 and $3.1 million over the fourth quarter of 2010 reflective of momentum in working problem loans through the foreclosure process.  Overall, a slower pace of loan defaults, momentum in working loans through the collection cycle, and progress in our property disposition efforts has contributed to the overall improvement in our nonperforming asset portfolio.

Through the first six months of 2011, we sold OREO properties totaling $17.7 million, which approximates the total book value of properties sold for the full year 2010.  Nonperforming assets represented 5.60% of total assets at June 30, 2011 compared to 5.76% at March 31, 2011 and 5.54% at December 31, 2010.

Non-performing assets are summarized as follows.
(Dollars in Thousands)	June 30, 2011	March 31, 2011	December 31, 2010

Nonaccruing Loans	$61,076	$73,954	$65,700
Restructured Loans	23,582	24,028	21,649
Total Nonperforming Loans	84,658	97,982	87,349
Other Real Estate Owned	61,016	55,364	57,937
Total Nonperforming Assets	$145,674	$153,346	$145,286
Past Due 30-89 Days or More	$18,103	$19,391	$24,193
Past Due 90 Days or More (and still accruing)	$271	$-	$159

Nonperforming Loans/Loans	5.02%	5.71%	4.97%
Nonperforming Assets/Total Assets	5.60%	5.76%	5.54%
Nonperforming Assets/Loans Plus Other Real Estate	8.33%	8.66%	8.00%
Nonperforming Assets/Capital(1)	49.95%	52.31%	49.34%
Allowance/Nonperforming Loans	36.71%	34.57%	40.57%

(1)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

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

The allowance for loan losses was $31.1 million at June 30, 2011 compared to $33.9 million at December 31, 2010.  The allowance for loan losses was 1.84% of outstanding loans (net of overdrafts) and provided coverage of 37% of nonperforming loans at June 30, 2011 compared to 2.01% and 41%, respectively, at December 31, 2010.  The decline in the allowance is due to a lower level of impaired loan reserves as well as a reduction in general reserves, primarily due to a reduction in the level of internally classified loans and lower loss rates. It is management’s opinion that the allowance at June 30, 2011 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.107 billion for the second quarter of 2011, a decrease of $18.1 million, or 0.9%, from the first quarter of 2011 and a decline of $8.6 million, or 0.4%, from the fourth quarter of 2010.  Deposits decreased in both periods driven primarily by a reduction in certificates of deposit.  Additionally, a decrease resulting from existing clients moving from our government guaranteed NOW  product to repurchase agreements occurred late in the fourth quarter of 2010 as further discussed below.  Public fund balances increased as anticipated from the fourth quarter of 2010, but have declined from the first quarter level which reflects the normal seasonality within this deposit category.  Savings and money markets accounts experienced a slight increase in both periods, partially offsetting the above mentioned decline.

Pursuant to changes in the FDIC’s Temporary Liquidity Guarantee Program, our government guaranteed NOW product was discontinued during the fourth quarter.  As of December 31, 2010, approximately $95.0 million in balances from this product remained in the NOW category, $95.0 million migrated to the noninterest bearing DDA category, and $60.0 million moved into repurchase agreements.

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

Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates.   Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably short and matched, by maintaining a pool of administered core deposits, and by adjusting pricing rates to market conditions on a continuing basis.

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

Estimated Changes in Net Interest Income (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
June 30, 2011	-7.2%	-3.5%	-0.8%	-0.1%
March 31, 2011	-8.2%	-4.1%	-1.0%	-0.5%

The Net Interest Income at Risk position improved for the second quarter of 2011, when compared to the prior quarter-end, for all rate scenarios.  Our largest exposure is at the +300 bp level, with a measure of -7.2%, which is still within our policy limit of -10.0%.  This is an improvement when compared to the linked quarter, as the favorable variances were attributable to an increase in loan fees and a lower level of interest bearing deposit accounts and repurchase agreements, which were partially offset by a reduction in the overnight funds balance and the lower loan portfolio.  All measures of net interest income at risk are within our prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
June 30, 2011	-1.1%	2.8%	3.9%	-5.4%
March 31, 2011	-2.5%	1.5%	3.0%	-6.3%

Our risk profile, as measured by EVE, improved for the second quarter of 2011 when compared to the linked quarter-end.  In the rising rate scenarios, our largest exposure is at the up 300 bp scenario, with a measure of -1.1%, which is still within our policy limit of -12.5%.  This is an improvement from the prior quarter primarily attributable to lower Treasury and FHLB curves, reflecting slight decreases in the market value of loans and improvements in the market values of deposits and FHLB borrowings, respectively.  All measures of economic value of equity are within our prescribed policy limits.

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

Overall, we have the ability to generate $701.3 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity currently available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is approximately 1.71 years and as of quarter-end had a net unrealized pre-tax gain of $2.2 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) of $249.1 million during the second quarter of 2011 compared to an average net overnight funds sold position of $238.1 million in the first quarter of 2011 and an average overnight funds sold position of $164.9 million in the fourth quarter of 2010.  The higher balance when compared to the linked quarter primarily reflects the declines in the loan portfolio, which was partially offset by a decrease in deposits mentioned above and lower levels of short-term borrowings.  The favorable variance as compared to the fourth quarter of 2010 is primarily attributable to an increase in repurchase agreements and a net reduction in loans, which was partially offset by declines in deposits and the deployment of funds to the investment portfolio.

Capital expenditures are expected to approximate $4.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2011, advances from the FHLB totaled $59.2 million in outstanding debt and consisted of 50 notes.  During the first six months of 2011, the Bank made FHLB advance payments totaling approximately $1.7 million and obtained one new FHLB advance totaling $0.8 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a variable rate of LIBOR plus a margin of 1.90%. The rate for the second quarter was 2.15%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing adjusts quarterly to a variable rate of LIBOR plus a margin of 1.80%. The rate for the second quarter was 2.05%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.

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

Capital

Equity capital was $260.5 million as of June 30, 2011, compared to $259.0 million as of December 31, 2010.  Our leverage ratio was 9.95% and 10.10%, respectively, and our tangible common equity ratio was 6.96% and 6.82%, respectively, for the same periods.  Our risk-adjusted capital ratio of 15.19% at June 30, 2011, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.  Management believes our strong capital base has offered protection during the course of the current economic downturn.  We chose not to participate in the government’s TARP program and, to date, we have not initiated a capital raise.

During the first six months of 2011, shareowners’ equity increased $1.5 million, or 1.2%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $3.5 million, the issuance of stock totaling approximately $0.3 million, accrual for performance shares of approximately $0.4 million, and a change in our net unrealized gain on securities of $0.7 million.  Dividends paid reduced shareowners’ equity by approximately $3.4 million.

At June 30, 2011, our common stock had a book value of $15.20 per diluted share compared to $15.15 at December 31, 2010.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability, both of which are recorded through other comprehensive income.  At June 30, 2011, the net unrealized gain on investment securities available for sale was $1.4 million and the amount of our unfunded pension liability was $16.4 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period.  In addition, in accordance with the Federal Reserve Resolutions (discussed in further detail within our 2010 Form 10-K), the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend.  As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not receive the required approvals.  As of June 30, 2011, we believe we have sufficient cash to fund shareowner dividends in 2011 should the Board choose to declare and pay a quarterly dividend during the year.  Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals.  We will continue to evaluate our dividend quarterly and consult with our regulators concerning matters relating to our overall dividend policy.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2011, we had $307.9 million in commitments to extend credit and $11.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Because the book value of our equity exceeded our market capitalization as of June 30, 2011, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed.  Based on this assessment, we performed an interim impairment test which consists of two steps.  Step One compares the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill.  If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.  The Step One test we performed indicated that the carrying amount (including goodwill) of our reporting unit exceeded its estimated fair value.  The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount.  Based on the results of the Step Two analysis, we concluded that goodwill was not impaired as of June 30, 2011.  We will continue to test goodwill as defined by ASC Topic 350.

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

Pension Assumptions. We have a defined benefit pension plan for the benefit of substantially all of our associates.  Our funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law.  Pension expense, reflected in the Consolidated Statements of Income in noninterest expense as "Salaries and Associate Benefits," is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation.  The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts.  The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases.  These assumptions are re-evaluated annually with the external actuaries, taking into consideration current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching the anticipated Retirement Plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  We anticipate using a 5.55% discount rate in 2011.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  We anticipate using a rate of return on plan assets of 8.0% for 2011.

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

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended June 30,						Six Months Ended June 30,
		2011			2010			2011			2010
	Average		Average	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate

Assets:
Loans, Net of Unearned Interest(1)(2)	$1,704,348	$24,465	5.76%	$1,841,379	$26,795	5.84%	$1,717,267	$48,566	5.76%	$1,863,749	$53,975	5.84%
Taxable Investment Securities(2)	244,487	825	1.35	128,268	708	2.21	237,857	1,676	1.41	99,954	1,208	2.42
Tax-Exempt Investment Securities	60,963	297	1.95	92,140	624	2.71	67,558	634	1.88	94,713	1,377	2.91
Funds Sold	249,133	145	0.23	267,578	176	0.26	246,030	316	0.23	285,331	348	0.24
Total Earning Assets	2,258,931	25,732	4.57%	2,329,365	28,303	4.87%	2,268,712	51,192	4.55%	2,343,747	56,908	4.90%
Cash & Due From Banks	47,465			50,739			49,194			52,795
Allowance For Loan Losses	(32,993)			(41,074)			(33,903)			(42,820)
Other Assets	344,884			339,458			346,581			334,677
TOTAL ASSETS	$2,618,287			$2,678,488			$2,630,584			$2,688,399

Liabilities:
NOW Accounts	$782,698	$259	0.13%	$879,329	$400	0.18%	$784,806	$520	0.13%	$873,200	$784	0.18%
Money Market Accounts	284,411	136	0.19	333,976	331	0.40	281,503	267	0.19	353,958	1,020	0.58
Savings Accounts	152,599	16	0.04	131,333	17	0.05	148,633	34	0.05	128,856	32	0.05
Other Time Deposits	338,723	672	0.80	430,571	1,615	1.50	349,589	1,520	0.88	434,321	3,465	1.61
Total Interest Bearing Deposits	1,558,431	1,083	0.28	1,775,209	2,363	0.53	1,564,531	2,341	0.30	1,790,335	5,301	0.60
Short-Term Borrowings	76,754	110	0.58	22,694	12	0.20	81,982	221	0.54	26,662	29	0.21
Subordinated Note Payable	62,887	343	2.16	62,887	639	4.02	62,887	683	2.16	62,887	1,290	4.08
Other Long-Term Borrowings	49,650	492	3.97	52,704	551	4.20	49,995	986	3.98	51,350	1,077	4.23
Total Interest Bearing Liabilities	1,747,722	2,028	0.47%	1,913,494	3,565	0.75%	1,759,395	4,231	0.48%	1,931,234	7,697	0.80%
Noninterest Bearing Deposits	548,870			458,969			551,759			451,094
Other Liabilities	59,324			42,152			57,440			39,870
TOTAL LIABILITIES	2,355,916			2,414,615			2,368,594			2,422,198

TOTAL SHAREOWNERS’ EQUITY	262,371			263,873			261,990			266,201

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,618,287			$2,678,488			$2,688,399			$2,688,399

Interest Rate Spread			4.10%			4.12%			4.07%			4.10%
Net Interest Income		$23,704			$24,738			$49,961			$49,211
Net Interest Margin(3)			4.21%			4.26%			4.17%			4.24%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $392,000 and $758,000, for the three and six months ended June 30, 2011 versus $419,000 and $782,000 for the comparable periods ended June 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2011, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

We are party to lawsuits arising out of the normal course of business.  In management's opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2010 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2010 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes in our risk factors from those disclosed in our 2010 Form 10-K, except for the following:

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System.  The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011.  As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q.  The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits.  If we decide to pay interest on demand accounts, we would expect interest expense to increase and have a negative impact on our net interest margin.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

(A)	Exhibits

10.1	2011 Associate Stock Purchase Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/2/2011) (No. 0-13358).

10.2	2011 Director Stock Purchase Plan – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 5/2/2011) (No. 0-13358).

10.3	2011 Associate Stock Incentive Plan – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 5/2/2011) (No. 0-13358).

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

By: /s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Mr. Davis is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: August 8, 2011

Exhibit Index

Exhibit	Description

10.1	2011 Associate Stock Purchase Plan – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (filed 5/2/2011) (No. 0-13358).

10.2	2011 Director Stock Purchase Plan – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (filed 5/2/2011) (No. 0-13358).

10.3	2011 Associate Stock Incentive Plan – incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (filed 5/2/2011) (No. 0-13358).

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.3	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

                                              -41-