Form 10-Q
period 2011-09-30
CAPITAL CITY BANK GROUP INC
filed 2011-11-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

At October 31, 2011, 17,156,574 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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

PART I.      FINANCIAL INFORMATION
Item 1.               CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	Unaudited
(Dollars In Thousands, Except Share Data)	September 30, 2011	December 31, 2010
ASSETS
Cash and Due From Banks	$53,027	$35,410
Federal Funds Sold and Interest Bearing Deposits	193,387	200,783
Total Cash and Cash Equivalents	246,414	236,193

Investment Securities, Available-for-Sale	306,038	309,731

Loans, Net of Unearned Interest	1,657,699	1,758,671
Allowance for Loan Losses	(29,658)	(35,436)
Loans, Net	1,628,041	1,723,235

Premises and Equipment, Net	111,471	115,356
Goodwill	84,811	84,811
Other Intangible Assets	780	1,348
Other Real Estate Owned	61,196	57,937
Other Assets	85,221	93,442
Total Assets	$2,523,972	$2,622,053

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$584,628	$546,257
Interest Bearing Deposits	1,459,170	1,557,719
Total Deposits	2,043,798	2,103,976

Short-Term Borrowings	47,508	92,928
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	45,389	50,101
Other Liabilities	63,465	53,142
Total Liabilities	2,263,047	2,363,034

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,156,571 and 17,100,081 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	172	171
Additional Paid-In Capital	38,074	36,920
Retained Earnings	237,969	237,679
Accumulated Other Comprehensive Loss, Net of Tax	(15,290)	(15,751)
Total Shareowners' Equity	260,925	259,019
Total Liabilities and Shareowners' Equity	$2,523,972	$2,622,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)
	Three Months Ended		Nine Months Ended
(Dollars in Thousands, Except Per Share Data)	2011	2010	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$23,777	$26,418	$72,029	$80,054
Investment Securities:
U.S. Treasuries	393	315	1,199	748
U.S. Government Agencies	352	274	1,044	893
States and Political Subdivisions	150	339	562	1,235
Other Securities	83	86	261	242
Federal Funds Sold	136	144	452	492
Total Interest Income	24,891	27,576	75,547	83,664

INTEREST EXPENSE
Deposits	907	1,820	3,248	7,121
Short-Term Borrowings	78	31	299	60
Subordinated Notes Payable	339	376	1,022	1,666
Other Long-Term Borrowings	467	565	1,453	1,642
Total Interest Expense	1,791	2,792	6,022	10,489

NET INTEREST INCOME	23,100	24,784	69,525	73,175
Provision for Loan Losses	3,718	5,668	11,396	20,041
Net Interest Income After Provision For Loan Losses	19,382	19,116	58,129	53,134

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,629	6,399	18,921	20,066
Data Processing	749	911	2,487	2,730
Asset Management Fees	1,080	1,040	3,240	3,140
Retail Brokerage Fees	807	671	2,475	2,082
Securities Transactions	-	3	-	8
Mortgage Banking Fees	645	772	1,830	1,921
Bank Card Fees	2,590	2,327	7,644	6,864
Other	1,693	1,326	8,378	5,279
Total Noninterest Income	14,193	13,449	44,975	42,090

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,805	15,003	48,382	47,366
Occupancy, Net	2,495	2,611	7,338	7,604
Furniture and Equipment	2,118	2,288	6,461	6,661
Intangible Amortization	108	709	568	2,129
Other Real Estate	2,542	3,306	9,252	10,213
Other	7,579	8,446	23,144	26,403
Total Noninterest Expense	30,647	32,363	95,145	100,376

INCOME (LOSS) BEFORE INCOME TAXES	2,928	202	7,959	(5,152)
Income Tax Expense (Benefit)	951	(199)	2,527	(2,821)

NET INCOME (LOSS)	$1,977	$401	$5,432	$(2,331)

Basic Net Income (Loss) Per Share	$0.12	$0.02	$0.32	$(0.14)
Diluted Net Income (Loss) Per Share	$0.12	$0.02	$0.32	$(0.14)

Average Basic Shares Outstanding	17,152,148	17,087,196	17,133,796	17,069,255
Average Diluted Shares Outstanding	17,167,173	17,087,927	17,142,773	17,070,087

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)
(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total

Balance, December 31, 2010	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019
Comprehensive Income:
Net Income	-	-	-	5,432	-	5,432
Net Change in Unrealized Gain On Available-for-Sale Securities (net of tax)	-	-	-	-	461	461
Total Comprehensive Income	-	-	-			5,893
Cash Dividends ($0.30 per share)	-	-	-	(5,142)	-	(5,142)
Stock Performance Plan Compensation	-	-	430	-	-	430
Issuance of Common Stock	56,490	1	724	-	-	725

Balance, September 30, 2011	17,156,571	$172	$38,074	$237,969	$(15,290)	$260,925

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

(Dollars in Thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$5,432	$(2,331)
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Provision for Loan Losses	11,396	20,041
Depreciation	5,127	5,306
Net Securities Amortization	2,856	2,421
Amortization of Intangible Assets	568	2,129
Gain (Loss) on Securities Transactions	-	(8)
Loss on Impaired Security	-	61
Origination of Loans Held-for-Sale	(84,773)	(99,508)
Proceeds From Sales of Loans Held-for-Sale	84,694	94,857
Net Gain From Sales of Loans Held-for-Sale	(1,830)	(1,921)
Non-Cash Compensation	430	-
Decrease in Deferred Income Taxes	(586)	(661)
Net Decrease in Other Assets	36,547	17,063
Net Increase in Other Liabilities	10,323	12,111
Net Cash Provided By Operating Activities	70,184	49,560

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(60,672)	(121,609)
Sales	-	505
Payments, Maturities, and Calls	62,257	65,185
Net Decrease in Loans	54,420	63,048
Purchase of Premises & Equipment	(1,242)	(5,556)
Net Cash Provided By Investing Activities	54,763	1,573

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in Deposits	(60,178)	(136,791)
Net Decrease (Increase) in Short-Term Borrowings	(45,419)	2,298
Increase (Decrease) in Other Long-Term Borrowings	789	(1,969)
Repayment of Other Long-Term Borrowings	(5,501)	(956)
Dividends Paid	(5,142)	(6,658)
Issuance of Common Stock	725	766
Net Cash Used by Financing Activities	(114,726)	(143,310)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,221	(92,177)

Cash and Cash Equivalents at Beginning of Period	236,193	334,293
Cash and Cash Equivalents at End of Period	$246,414	$242,116

Supplemental Disclosure:
Interest Paid on Deposits	$3,548	$7,884
Interest Paid on Debt	2,892	3,383
Taxes Paid	6,402	485
Loans Transferred to Other Real Estate Owned	31,287	31,907
Issuance of Common Stock as Non-Cash Compensation	725	765
Transfer of Current Portion of Long-Term Borrowings	$-	$10,000

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

In the opinion of management, the consolidated financial statements contain all adjustments, which are those of a recurring nature, and disclosures necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition.  The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2011
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$168,294	$1,677	$-	$169,971
U.S. Government Agencies and Corporations	9,989	36	18	10,007
States and Political Subdivisions	58,457	217	54	58,620
Mortgage-Backed Securities	55,186	730	175	55,741
Other Securities(1)	12,299	-	600	11,699
Total Investment Securities	$304,225	$2,660	$847	$306,038

	December 31, 2010
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$160,913	$1,371	$134	$162,150
U.S. Government Agencies and Corporations	-	-	-	-
States and Political Subdivisions	78,990	319	9	79,300
Mortgage-Backed Securities	56,099	678	560	56,217
Other Securities(1)	12,664	-	600	12,064
Total Investment Securities	$308,666	$2,368	$1,303	$309,731

(1)
Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.8 million and $4.8 million, respectively, at September 30, 2011 and $7.2 million and $4.8 million, respectively, at December 31, 2010.

Securities with an amortized cost of $128.5 million and $131.6 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock of $6.8 million, which is included in other securities, is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Maturity Distribution. As of September 30, 2011, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$120,431	$120,775
Due after one through five years	168,026	170,033
Due after five through 10 years	1,906	1,992
Due after 10 years	1,563	1,539
No Maturity	12,299	11,699
Total Investment Securities	$304,225	$306,038

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at September 30, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

			September 30, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$3,696	$18	$-	$-	$3,696	$18
U.S. Government Agencies and Corporations	-	-	-	-	-	-
States and Political Subdivisions	7,510	54	-	-	7,510	54
Mortgage-Backed Securities	15,757	175	-	-	15,757	175
Other Securities	-	-	-	600	-	600
Total Investment Securities	$26,963	$247	$-	$600	$26,963	$847

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

At September 30, 2011, the Company had securities of $309.7 million with net pre-tax unrealized gains of $1.8 million on these securities, of which $27.0 million have unrealized losses totaling $247,000 and have been in a loss position for less than 12 months.  These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on September 30, 2011.  The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.  One preferred bank stock issue for $0.6 million has been in a loss position for greater than 12 months.  The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 - LOANS

Loan Composition.  The composition of the Company's loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2011	December 31, 2010
Commercial, Financial and Agricultural	$142,511	$157,394
Real Estate-Construction	31,991	43,239
Real Estate-Commercial	644,128	671,702
Real Estate-Residential(1)	393,624	424,229
Real Estate-Home Equity	245,438	251,565
Real Estate-Loans Held-for-Sale	8,782	6,312
Consumer	191,225	204,230
Loans, Net of Unearned Interest	$1,657,699	$1,758,671

(1)	Includes loans in process with outstanding balances of $14.5 million and $10.2 million for September 30, 2011 and December 31, 2010, respectively.

Net deferred fees included in loans at September 30, 2011 and December 31, 2010 were $1.6 million and $1.8 million, respectively.

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans:

September 30, 2011 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$320	140	-	460	141,010	$142,511
Real Estate - Construction	148	-	-	148	30,704	31,991
Real Estate - Commercial Mortgage	1,712	3,847	-	5,559	612,337	644,128
Real Estate - Residential	3,771	2,957	26	6,754	374,377	388,686
Real Estate - Home Equity	1,460	446	-	1,906	240,758	245,438
Consumer	1,986	265	-	2,251	188,039	204,945
Total Past Due Loans	$9,397	7,655	26	17,078	1,587,225	$1,657,699

December 31, 2010 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$645	193	-	838	155,497	$157,394
Real Estate - Construction	314	129	-	443	40,890	43,239
Real Estate - Commercial Mortgage	5,577	840	-	6,417	638,411	671,702
Real Estate - Residential	7,171	3,958	120	11,249	389,103	430,541
Real Estate - Home Equity	1,445	698	39	2,182	244,579	251,565
Consumer	2,867	356	-	3,223	200,139	204,230
Total Past Due Loans	$18,019	6,174	159	24,352	1,668,619	$1,758,671

Nonaccrual Loans.  Loans are generally placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in Thousands)	Nonaccrual	90 + DPD	Nonaccrual	90+ DPD
Commercial, Financial and Agricultural	$1,041	-	$1,059	$-
Real Estate - Construction	1,140	-	1,907	-
Real Estate - Commercial Mortgage	26,230	-	26,874	-
Real Estate - Residential	21,276	26	30,189	120
Real Estate - Home Equity	2,773	-	4,803	39
Consumer	936	-	868	-
Total Nonaccrual Loans	$53,396	26	$65,700	$159

Restructured Loans (“TDR’s”).  The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

The following table presents loans classified as TDR’s as of September 30, 2011 and December 31, 2010:

(Dollars in Thousands)	September 30, 2011	December 31, 2010
Commercial, Financial and Agricultural	$623	$768
Real Estate-Construction	1,352	660
Real Estate-Commercial	14,116	10,635
Real Estate-Residential	11,547	8,884
Real Estate-Home Equity	766	648
Consumer	-	54
Loans, Net of Unearned Interest	$28,404	$21,649

Loans classified as TDR’s during the three and nine months ended September 30, 2011 are presented in the table below:

	Three Months Ended,			Nine Months Ended,
	September 30, 2011			September 30, 2011
(Dollars in Thousands)	Number of Contracts	Pre-Modify Recorded Investment	Post-Modify Recorded Investment	Number of Contracts	Pre-Modify Recorded Investment	Post-Modify Recorded Investment
Commercial, Financial and Agricultural	3	$338	$318	7	$568	$547
Real Estate-Construction	2	1,176	1,175	3	1,352	1,330
Real Estate-Commercial	16	5,094	5,347	39	13,658	13,768
Real Estate-Residential	22	5,355	5,325	70	10,540	10,824
Real Estate-Home Equity	5	461	472	9	639	660
Consumer	-	-	-	2	24	23
Total	48	$12,424	$12,637	130	$26,781	$27,152

Loan modifications made within the last 12 months that were classified as TDR’s that have subsequently defaulted are presented in the table below:
(Dollars in Thousands)	Number of Contracts	Post-Modify Recorded Investment
Commercial, Financial and Agricultural	2	$161
Real Estate-Construction	-	-
Real Estate-Commercial	7	2,323
Real Estate-Residential	9	1,967
Real Estate-Home Equity	-	-
Consumer	-	-
Total	18	$4,451

Credit Quality Indicators. As part of the ongoing monitoring of the Company’s loan portfolio quality, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment performance, credit documentation, and current economic/market trends, among other factors.  Risk ratings are assigned to each loan and revised as needed through established monitoring procedures for individual loan relationships over a predetermined amount and review of smaller balance homogenous loan pools.  The Company uses the definitions noted below for categorizing and managing its criticized loans.  Loans categorized as “Pass” do not meet the criteria set forth for the Special Mention, Substandard, or Doubtful categories and are not considered criticized.

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

Doubtful – Loans in this category have all the weaknesses inherent in a loan categorized as Substandard, with the characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk category of loans by segment as of September 30, 2011 and December 31, 2010:

September 30, 2011 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
Special Mention	$6,882	$47,532	$33	$54,447
Substandard	10,196	191,395	1,517	203,108
Doubtful	16	5,280	-	5,296
Total Loans	$17,094	$244,207	$1,550	$262,851

December 31, 2010 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
Special Mention	$20,539	$100,008	$102	$120,649
Substandard	11,540	221,671	1,584	234,795
Doubtful	119	7,245	2	7,366
Total Loans	$32,198	$328,924	$1,688	$362,810

During the third quarter of 2011, the Company performed a review of its Special Mention loan portfolio to determine proper alignment of its loan grading practices with the regulatory definition of loans for this category.  As a result of this review, a new loan risk category was added to reflect loans that currently meet existing credit underwriting guidelines, but warrant a greater level of monitoring due to certain manageable credit policy exceptions or exposure to an industry segment that is experiencing higher than normal risk levels.  Loans of this nature were reflected as Pass Watch loans within the Pass category as of September 30, 2011 and are not considered criticized.  The decline in the balance of Special Mention loans from December 31, 2010 to September 30, 2011, reflects the impact of this reclassification process.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for the three month periods ended September 30 was as follows:

(Dollars in Thousands)	2011	2010
Balance, Beginning of Year	$35,436	$43,999
Provision for Loan Losses	11,396	20,041
Recoveries on Loans Previously Charged-Off	2,077	2,653
Loans Charged-Off	(19,251)	(28,973)
Balance, End of Period	$29,658	$37,720

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class based on impairment method as of September 30, 2011 and December 31, 2010:

September 30, 2011 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Allowance Allocated to:
Loans Individually Evaluated for Impairment	$419	484	5,931	4,062	103	-	-	$10,999
Loans Collectively Evaluated for Impairment	1,195	656	4,823	7,426	2,029	1,530	1,000	18,659
Total	$1,614	1,140	10,754	11,488	2,132	1,530	1,000	$29,658

Total Loans:
Individually Evaluated for Impairment	$1,435	2,690	44,911	26,063	1,756	-	-	$76,855
Collectively Evaluated for Impairment	141,076	29,301	599,217	376,343	243,682	191,225	-	1,580,844
Total	$142,511	31,991	644,128	402,406	245,438	191,225	-	$1,657,699

December 31, 2010 (Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Allowance Allocated to:
Loans Individually Evaluated for Impairment	$252	413	4,640	7,965	1,389	71	-	$14,730
Loans Collectively Evaluated for Impairment	1,292	1,647	4,005	9,081	1,133	2,541	1,007	20,706
Total	$1,544	2,060	8,645	17,046	2,522	2,612	1,007	$35,436

Total Loans:
Individually Evaluated for Impairment	1,685	2,533	42,369	37,779	3,278	144	-	$87,788
Collectively Evaluated for Impairment	155,709	40,706	629,333	392,762	248,287	204,086	-	1,670,883
Total	$157,394	43,239	671,702	430,541	251,565	204,230	-	$1,758,671

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:
(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment(1)
September 30, 2011:
Commercial, Financial and Agricultural	$1,435	$330	$1,105	$419	$1,582
Real Estate - Construction	2,690	148	2,542	484	2,000
Real Estate - Commercial Mortgage	44,911	16,477	28,434	5,931	43,722
Real Estate - Residential	26,063	4,016	22,047	4,062	27,946
Real Estate - Home Equity	1,756	406	1,350	103	2,054
Consumer	-	-	-	-	39
Total	$76,855	$21,377	$55,478	$10,999	$77,343

December 31, 2010:
Commercial, Financial and Agricultural	$1,684	$389	$1,295	$252	$2,768
Real Estate - Construction	2,533	-	2,533	413	5,801
Real Estate - Commercial Mortgage	42,370	9,030	33,340	4,640	48,820
Real Estate - Residential	37,780	3,295	34,485	7,965	41,958
Real Estate - Home Equity	3,278	375	2,903	1,389	3,087
Consumer	143	-	143	71	172
Total	$87,788	$13,089	$74,699	$14,730	$102,606

(1) Reflects quarter-to-date average balance

Interest income recognized on impaired loans was approximately $2.8 million for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.6 million and $86.2 million at September 30, 2011 and December 31, 2010, respectively.  Intangible assets were as follows:

	September 30, 2011		December 31, 2010
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$46,858	$47,176	$46,434
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,405	1,867	1,261
Total Intangible Assets	$133,854	$48,263	$133,854	$47,695

Net Core Deposit Intangibles:  As of September 30, 2011 and December 31, 2010, the Company had net core deposit intangibles of $0.3 million and $0.7 million, respectively.  Amortization expense for the first nine months of 2011 and 2010 was approximately $0.6 million and $2.0 million, respectively.  Estimated annual amortization expense for 2011 is $0.7 million.  All of our core deposit intangibles will be fully amortized in January 2013.

Goodwill:  As of September 30, 2011 and December 31, 2010, the Company had goodwill, net of accumulated amortization, of $84.8 million.

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

As of September 30, 2011, the book value of the Company’s equity exceeded its market capitalization, and as such the Company performed goodwill impairment testing.  The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value.  The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount.  Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of September 30, 2011.  The Company will continue to test goodwill as defined by ASC Topic 350.

Other:  As of September 30, 2011 and December 31, 2010, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.5 million and $0.6 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships.  Amortization expense for the first nine months of 2011 and 2010 was approximately $144,000.  Estimated annual amortization expense is approximately $191,000 based on use of a 10-year useful life.

NOTE 6 - DEPOSITS

The composition of the Company's interest bearing deposits at September 30, 2011 and December 31, 2010 was as follows:

(Dollars in Thousands)	September 30, 2011	December 31, 2010
NOW Accounts	$708,066	$770,149
Money Market Accounts	280,001	275,416
Savings Deposits	154,136	139,888
Other Time Deposits	316,967	372,266
Total Interest Bearing Deposits	$1,459,170	$1,557,719

NOTE 7 - STOCK-BASED COMPENSATION

The Company recognizes the cost of stock-based associate stock compensation in accordance with ASC-718-20-05-1 and ASC 718-50-05-01, (formerly SFAS No. 123R), "Share-Based Payment” (Revised) under the fair value method.

As of September 30, 2011, the Company had three stock-based compensation plans, consisting of the 2011 Associate Stock Incentive Plan ("ASIP"), the 2011 Associate Stock Purchase Plan ("ASPP"), and the 2011 Director Stock Purchase Plan ("DSPP"). These plans are new plans replacing substantially similar plans approved by the shareowners in 2004.  Total compensation expense associated with these plans for the nine months ended September 30, 2011 and 2010 was $508,000 and $101,000, respectively.

ASIP.  The Company's ASIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  Under the ASIP, all participants in this plan are eligible to earn an equity award, in the form of performance shares.  The Company, under the terms and conditions of the ASIP, created the 2011 Incentive Plan (“2011 Plan”), which has an award tied to an internally established earnings goal.  The grant-date fair value of the shares eligible to be awarded in 2011 is approximately $895,000.  A total of 51,952 shares are eligible for issuance.  For the first nine months of 2011, the Company recognized approximately $336,000 in expense related to the ASIP.  No expense related to this plan was recognized for the first nine months of 2010.

Executive Stock Option Agreement.  Prior to 2007, the Company maintained a stock option program for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG).  The status of the options granted under this arrangement is detailed in the table provided below.  In 2007, the Company replaced its practice of entering into an annual stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period.  For the first nine months of 2011, the Company recognized $94,000 in expense related this plan.  No expense was recognized under this plan for the first nine months of 2010.

A summary of the status of the Company’s options as of September 30, 2011 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	60,384	$32.79	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	60,384	$32.79	3.1	$-
Exercisable at September 30, 2011	60,384	$32.79	3.1	$-

Compensation expense associated with the aforementioned option shares was fully recognized as of December 31, 2007.

DSPP.  The Company's DSPP allows the directors to purchase the Company's common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the director’s annual cash compensation.  For the first nine months 2011 and 2010, the Company recognized approximately $20,000 in expense related to this plan or its predecessor plan, the 2005 Director Stock Purchase Plan.

ASPP.  Under the Company's ASPP, substantially all associates may purchase the Company's common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  For the first nine months of 2011, the Company recognized approximately $59,000 in expense related to the ASPP or its processor plan, the 2005 Associate Stock Purchase Plan, compared to approximately $81,000 in expense for the same period in 2010.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010

Discount Rate	5.55%	5.75%	5.55%	5.75%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

Service Cost	$1,507	$1,423	$4,521	$4,268
Interest Cost	1,311	1,183	3,932	3,550
Expected Return on Plan Assets	(1,639)	(1,549)	(4,917)	(4,646)
Prior Service Cost Amortization	116	127	347	382
Net Loss Amortization	555	522	1,667	1,566
Net Periodic Benefit Cost	$1,850	$1,706	$5,550	$5,120

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	2011	2010

Discount Rate	5.55%	5.75%	5.55%	5.75%

Interest Cost	$37	$38	$111	$113
Prior Service Cost Amortization	45	45	134	135
Net Loss Amortization	(104)	(106)	(310)	(319)
Net Periodic Benefit Cost	$(22)	$(23)	$(65)	$(71)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  As of September 30, 2011, the amounts associated with the Company’s off-balance sheet obligations were as follows:

(Dollars in Millions)	Amount
Commitments to Extend Credit(1)	$317
Standby Letters of Credit	$12

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Financial Assets and Financial Liabilities.  The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

September 30, 2011
ASSETS:
Securities available for sale:
US Treasury	$169,971	$-	$-	$169,971
States and Political Subdivisions	6,321	52,299	-	58,620
Mortgage-Backed Securities	-	65,749	-	65,749
Other Securities	-	11,699	-	11,699

LIABILITIES:
Fair Value Swap			455	455
December 31 2010
ASSETS:
Securities available for sale:
US Treasury	$162,151	$-	$-	$162,151
States and Political Subdivisions	5,278	74,022	-	79,300
Mortgage-Backed Securities	-	56,217	-	56,217
Other Securities	-	12,064	-	12,064

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

Impaired Loans.  On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral.  Collateral values are estimated using Level 2 inputs based on customized discounting criteria.  Impaired loans had a carrying value of $76.9 million, with a valuation allowance of $11.0 million.

Loans Held for Sale.  Loans held for sale were $8.8 million as of September 30, 2011.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first nine months of 2011, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset, upon initial recognition, is estimated using Level 2 inputs based on observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $31.3 million during the nine months ended September 30, 2011.  In addition, the Company recognized subsequent losses totaling $2.8 million for foreclosed assets that were re-valued during the nine months ended September 30, 2011.  The carrying value of foreclosed assets was $61.2 million at September 30, 2011.

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

The Company’s financial instruments that have estimated fair values are presented below:

	September 30, 2011		December 31, 2010
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$53,027	$53,027	$35,410	$35,410
Short-Term Investments	193,387	193,387	200,783	200,783
Investment Securities	306,038	306,038	309,731	309,731
Loans, Net of Allowance for Loan Losses	1,628,041	1,548,426	1,723,235	1,675,997
Total Financial Assets	$2,180,493	$2,100,878	$2,269,159	$2,221,921

Financial Liabilities:
Deposits	$2,043,798	$2,044,732	$2,103,976	$2,105,568
Short-Term Borrowings	47,508	46,026	92,928	89,287
Subordinated Notes Payable	62,887	62,893	62,887	62,884
Long-Term Borrowings	45,389	48,660	50,101	52,302
Derivative Instrument – Fair Value Swap	455	455	-	-
Total Financial Liabilities	$2,200,037	$2,202,766	$2,309,892	$2,310,041

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

ASU No. 2011-02, "Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring."  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011 (See Note 3 – Loans).  Although the adoption of the ASU did not have a material impact on the unaudited financial statements, the clarification in this ASU may result in the Company identifying more loan modifications as TDR's in future periods.

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

ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income."  ASU 2011-05 amends Topic 220, "Comprehensive Income," to require that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment."  ASU 2011-08 amends Topic 350, "Intangibles – Goodwill and Other," to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011			2010				2009
(Dollars and Shares in Thousands)	Third	Second	First(1)	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$24,891	$25,467	$25,189	$26,831	$27,576	$27,934	$28,154	$29,756
Interest Expense	1,791	2,028	2,203	2,473	2,792	3,565	4,132	4,464
Net Interest Income	23,100	23,439	22,986	24,358	24,784	24,369	24,022	25,292
Provision for Loan Losses	3,718	3,545	4,133	3,783	5,668	3,633	10,740	10,834
Net Interest Income After Provision for Loan Losses	19,382	19,894	18,853	20,575	19,116	20,736	13,282	14,458
Noninterest Income	14,193	14,448	16,334	14,735	13,449	14,674	13,967	14,411
Noninterest Expense	30,647	31,167	33,331	33,540	32,363	34,629	33,384	35,313
Income (Loss) Before Income Taxes	2,928	3,175	1,856	1,770	202	781	(6,135)	(6,444)
Income Tax (Benefit) Expense	951	1,030	546	(148)	(199)	50	(2,672)	(3,037)
Net Income (Loss)	$1,977	$2,145	$1,310	$1,918	$401	$731	$(3,463)	$(3,407)
Net Interest Income (FTE)	$23,326	$23,704	$23,257	$24,654	$25,116	$24,738	$24,473	$25,845

Per Common Share:
Net Income (Loss) Basic	$0.12	$0.12	$0.08	$0.12	$0.02	$0.04	$(0.20)	$(0.20)
Net Income (Loss) Diluted	0.12	0.12	0.08	0.12	0.02	0.04	(0.20)	(0.20)
Dividends Declared	0.10	0.10	0.10	0.10	0.10	0.10	0.19	0.19
Diluted Book Value	15.20	15.20	15.13	15.15	15.25	15.32	15.34	15.72
Market Price:
High	11.18	13.12	13.80	14.19	14.24	18.25	14.61	14.34
Low	9.81	9.84	11.87	11.56	10.76	12.36	11.57	11.00
Close	10.38	10.26	12.68	12.60	12.14	12.38	14.25	13.84

Selected Average Balances:
Loans, Net	$1,667,720	$1,704,348	$1,730,330	$1,782,916	$1,807,483	$1,841,379	$1,886,367	$1,944,873
Earning Assets	2,202,927	2,258,931	2,278,602	2,218,049	2,273,198	2,329,365	2,358,288	2,237,561
Total Assets	2,563,251	2,618,287	2,643,017	2,576,793	2,626,758	2,678,488	2,698,419	2,575,250
Deposits	2,061,913	2,107,301	2,125,379	2,115,867	2,172,165	2,234,178	2,248,760	2,090,008
Shareowners’ Equity	263,902	262,371	261,603	262,622	263,742	263,873	268,555	268,556
Common Equivalent Average Shares:
Basic	17,152	17,127	17,122	17,095	17,087	17,063	17,057	17,034
Diluted	17,167	17,139	17,130	17,096	17,088	17,074	17,070	17,035

Performance Ratios:
Return on Average Assets	0.31%	0.33%	0.20%	0.30%	0.06%	0.11%	(0.52)%	(0.52)%
Return on Average Equity	2.97	3.28	2.03	2.90	0.60	1.11	(5.23)	(5.03)
Net Interest Margin (FTE)	4.20	4.21	4.14	4.41	4.38	4.26	4.21	4.59
Noninterest Income as % of Operating Revenue	38.14	38.13	41.54	37.69	35.17	37.58	36.77	36.30
Efficiency Ratio	81.40	81.41	83.30	83.75	82.08	86.06	85.00	85.21

Asset Quality:
Allowance for Loan Losses ("ALLL")	29,658	31,080	33,873	35,436	37,720	38,442	41,199	43,999
ALLL to Loans	1.79%	1.84%	1.98%	2.01%	2.10%	2.11%	2.23%	2.30%
Nonperforming Assets	142,996	145,674	153,346	145,286	145,643	149,814	153,669	144,052
Nonperforming Assets to Loans + ORE	8.32	8.33	8.66	8.00	7.86	8.01	8.10	7.38
Nonperforming Assets to Total Assets	5.67	5.60	5.76	5.54	5.65	5.65	5.66	5.32
ALLL to Non-Performing Loans	36.26	36.71	34.57	40.57	39.94	37.80	38.42	40.77
Net Charge-Offs to Average Loans	1.22	1.49	1.33	1.35	1.40	1.39	2.91	2.42

Capital Ratios:
Tier 1 Capital Ratio	14.05%	13.83%	13.46%	13.24%	12.93%	12.78%	12.81%	12.76%
Total Capital Ratio	15.41	15.19	14.82	14.59	14.29	14.14	14.16	14.11
Tangible Common Equity Ratio	7.19	6.96	6.73	6.82	6.98	6.80	6.62	6.84
Leverage Ratio	10.20	9.95	9.74	10.10	9.75	9.58	9.64	10.39

(1)	Includes a $2.6 million (net) pre-tax gain from sale of Visa shares – $3.2 million gain less $0.6 million related swap liability.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reconciliation of operating efficiency ratio to efficiency ratio:

		Three Months Ended		Nine Months Ended
	Sept 30, 2011	June 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
Efficiency ratio	81.68%	81.69%	83.92%	82.55%	86.22%
Effect of intangible amortization expense	(0.28)%	(0.28)%	(1.84)%	(0.48)%	(1.83)%
Operating efficiency ratio	81.40%	81.41%	82.08%	82.07%	84.39%

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings.  Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management and trust fees, retail securities brokerage fees, mortgage banking fees, bank card fees, and data processing fees.  Our noninterest income from these fees, including a description of the effects of recent enacted regulations on our fee income, is further described in our 2010 Form 10-K, Part I, Item 1, Business.  As a result of recent consumer protection related initiatives, we anticipate that there is a high likelihood that additional laws, rules, and regulations may be enacted or adopted by certain governmental regulatory agencies, such as the Consumer Financial Protection Bureau, which could adversely affect our ability to generate fee-based income in future periods.  We will continue to monitor the regulatory environment for changes that could affect our future business operations.

Much of our lending operations, approximately 78%, are within the State of Florida, which had been particularly hard hit in the recent economic recession.  Evidence of the economic downturn in Florida is particularly reflected in current unemployment statistics and real estate property devaluation.  According to the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at September 30, 2011 was 10.6% compared to 12.0% at the end of 2010, 11.8% at the end of 2009, and 7.6% at the end of 2008.  While our larger Florida markets have generally realized an unemployment rate below the Florida rate, they have been adversely impacted as evidenced by layoffs and business closings, as well as wealth reduction due to depressed markets.  We have also realized an increasing trend in the number of bankruptcy filings in Florida and Georgia.  Generally, bankruptcy filings in those states have increased approximately 9% in the aggregate from 2009 to 2010 with the most significant increases resulting from non-business bankruptcy filings.  Based on data from the U.S. Census Bureau, since 2006, median household income has decreased by 3.1% and 10.6% in Florida and Georgia, respectively.  Additionally, real estate property valuations continue to be depressed during the economic downturn as evidenced by our higher level of problem assets and credit related costs.  Higher unemployment, increased non-business bankruptcy filings, decreased median household income, and depressed real estate values all affect the value of our loan portfolios and the associated risks.  An extended continuation of the recession in Florida would likely exacerbate the adverse effects of these difficult market conditions on our clients, which would likely have a negative impact on our financial results.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Financial Performance Highlights –

•
Net income for the third quarter of 2011 totaled $2.0 million, or $0.12 per diluted share, compared to $2.1 million, or $0.12 per diluted share for the second quarter of 2011, and $0.4 million, or $0.02 per diluted share, for the third quarter of 2010.  Net income for the nine month period ended September 30, 2011 was $5.4 million, or $0.32 per diluted share, compared to a net loss of $2.3 million, or $0.14 per diluted share for the same period in 2010.  Performance in 2011 also reflects the sale of our Visa stock in the first quarter which resulted in a net pre-tax gain of $2.6 million.

•
Net income for the third quarter of 2011 reflects total credit related costs (loan loss provision and other real estate owned (“OREO”) costs) of $6.3 million, compared to $6.6 million for the second quarter of 2011 and $9.0 million for the third quarter of 2010.  Credit related costs were $20.6 million for the first nine months of 2011 compared to $30.3 million for the same period in 2010.

•
Tax equivalent net interest income for the third quarter of 2011 was $23.3 million compared to $23.7 million for the second quarter of 2011 and $25.1 million for the third quarter of 2010.  For the nine month period ended September 30, 2011, tax equivalent net interest income totaled $70.3 million compared to $74.3 million for the same period in 2010.  The decline for each period primarily reflects lower loan portfolio balances.

•
Loan loss provision for the third quarter of 2011 was $3.7 million compared to $3.5 million for the second quarter of 2011 and $5.7 million for the third quarter of 2010.  For the first nine months of 2011, the loan loss provision was $11.4 million compared to $20.0 million for the same period in 2010.  For the nine month period, the reduction is attributable to a lower level of impaired loans and related reserves as well as a lower general reserve, primarily reflective of a 14% reduction in the level of internally classified loans, and lower loss rates.  As of September 30, 2011, the allowance for loan losses was 1.79% of total loans and provided coverage of 36% of nonperforming loans compared to 2.01% and 41%, respectively, at year-end 2010.

•
Noninterest income for the third quarter of 2011 totaled $14.2 million, a decrease of $0.3 million from the second quarter of 2011 and an increase of $0.7 million over the third quarter of 2010.  A lower level of gains from OREO property sales drove the decline from the second quarter of 2011.  Higher deposit fees and bank card fees drove the favorable variance versus the third quarter of 2010.  For the first nine months of 2011, noninterest income totaled $45.0 million, an increase of $2.9 million over the same period in 2010 primarily attributable to the gain on the sale of our Visa shares as noted above.

•
Noninterest expense for the third quarter of 2011 totaled $30.6 million, a decrease of $0.5 million from the second quarter of 2011 and $1.7 million from the third quarter of 2010.  The decline from the second quarter of 2011 quarter was primarily due to lower OREO costs.  Lower OREO costs, intangible amortization, FDIC insurance, and occupancy costs drove the reduction compared to the third quarter of 2010.  For the first nine months of 2011, noninterest expense totaled $95.1 million, a $5.2 million decline from the same period of 2010 primarily attributable to expense for FDIC insurance, intangible amortization, and OREO costs.

•
Average earning assets were $2.203 billion for the third quarter of 2011, a decrease of $15.1 million from the fourth quarter of 2010 attributable to a lower loan portfolio, partially offset by increases in the overnight funds position and the investment portfolio that were funded primarily through higher repurchase agreement balances.

•
As of September 30, 2011, we are well-capitalized with a risk based capital ratio of 15.41% and a tangible common equity ratio of 7.19% compared to 14.50% and 6.82%, respectively, at December 31, 2010.

RESULTS OF OPERATIONS

Net Income

Net income for the third quarter of 2011 totaled $2.0 million, or $0.12 per diluted share, compared to $2.1 million, or $0.12 per diluted share, for the second quarter of 2011, and $0.4 million, or $0.02 per diluted share, for the third quarter of 2010.  Net income for the nine month period ended September 30, 2011 was $5.4 million, or $0.32 per diluted share, compared to a net loss of $2.3 million, or $0.14 per diluted share, for the same period in 2010.

Compared to the second quarter of 2011, third quarter 2011 earnings reflect lower operating revenues of $0.6 million and a $0.2 million increase in the loan loss provision, which is partially offset by a $0.5 million decline in noninterest expense and lower income tax expense of $0.1 million.  A $1.9 million decline in the loan loss provision and a $1.7 million reduction in noninterest expense, which is partially offset by lower operating revenues of $0.9 million and higher income taxes of $1.1 million, drove the improvement in earnings compared to the third quarter of 2010.

The increase in earnings for the nine month period ended September 30, 2011 is attributable to an $8.6 million reduction in the loan loss provision and lower noninterest expense of $5.2 million, which is partially offset by a $0.8 million decline in operating revenues and higher income taxes of $5.2 million.  2011 performance also reflects the sale of our Visa Class B shares of stock during the first quarter which resulted in a net pre-tax gain of $2.6 million (i.e., $3.2 million pre-tax included in noninterest income and a swap liability of $0.6 million included in noninterest expense).

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2011	June 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
Interest Income	$24,891	$25,467	$27,576	$75,547	$83,664
Taxable equivalent Adjustments	226	265	331	762	1,151
Total Interest Income (FTE)	25,117	25,732	27,907	76,309	84,815
Interest Expense	1,791	2,028	2,792	6,022	10,489
Net Interest Income (FTE)	23,326	23,704	25,115	70,287	74,326
Provision for Loan Losses	3,718	3,545	5,668	11,396	20,041
Taxable Equivalent Adjustments	226	265	331	762	1,151
Net Interest Income After provision for Loan Losses	19,382	19,894	19,116	58,129	53,134
Noninterest Income	14,193	14,448	13,449	44,975	42,090
Noninterest Expense	30,647	31,167	32,363	95,145	100,376
Income (Loss) Before Income Taxes	2,928	3,175	202	7,959	(5,152)
Income Tax Expense (Benefit)	951	1,030	(199)	2,527	(2,821)
Net Income (Loss)	$1,977	$2,145	$401	$5,432	$(2,331)

Basic Net Income (Loss) Per Share	$0.12	$0.12	$0.02	$0.32	$(0.14)
Diluted Net Income (Loss) Per Share	$0.12	$0.12	$0.02	$0.32	$(0.14)

Return on Average Equity	2.97%	3.28%	0.60%	2.77%	(1.17)%
Return on Average Assets	0.31%	0.33%	0.06%	0.28%	(0.12)%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a "taxable equivalent" basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 38.

Tax equivalent net interest income for the third quarter of 2011 was $23.3 million compared to $23.7 million for the second quarter of 2011 and $25.1 million for the third quarter of 2010.  For the nine month period ended September 30, 2011, tax equivalent net interest income totaled $70.3 million compared to $74.3 million for the same period in 2010.

The decrease of $0.4 million in tax equivalent net interest income from the second quarter of 2011 was due to lower loan balances, declining loan fees and lower earning asset yields, partially offset by a reduction in the costs of funds, an additional calendar day and a lower level of foregone interest on nonaccrual loans.   The decrease in tax equivalent net interest income of $1.8 million and $4.0 million, for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010, resulted from an unfavorable change in earning asset mix and yield, partially offset by a reduction in interest expense and lower level of foregone interest on nonaccrual loans

Tax equivalent interest income for the third quarter of 2011 was $25.1 million compared to $25.7 million for the second quarter of 2011 and $27.9 million for the third quarter of 2010. The decrease in interest income when compared to both periods resulted primarily from unfavorable asset re-pricing and a change in the earning asset mix attributable to declining loan balances.

Interest expense for the third quarter of 2011 was $1.8 million compared to $2.0 million for the second quarter of 2011 and $2.8 million for the third quarter in 2010.  The lower cost of funds when compared to the second quarter of 2011 was a result of continued rate reductions on certificates of deposits and money market accounts.  The lower costs of funds when compared to the third quarter of 2010 resulted from rate reductions on non-maturity deposits, certificates of deposit and subordinated notes.  The rate reductions on deposits reflect management’s decision not to compete with higher rate paying institutions and to continue our focus on core banking relationships.   The lower rate on subordinated notes was due to one note changing to a variable rate from a fixed rate, which occurred in the second half of 2010.

The decline in loans, coupled with the low rate environment, continues to put pressure on our net interest income.  Lowering our costs of funds, to the extent we can, and continuing to shift the mix of our deposits should help to mitigate the unfavorable impact of weak loan demand and re-pricing.

The net interest margin in the third quarter of 2011 was 4.20%, a decrease of one basis point over the linked quarter and a decline of 18 basis points from the third quarter of 2010.  Year over year, for the nine month period, the margin declined 11 basis points to 4.18%.  The decrease in the margin for all comparable periods is attributable to the shift in our earning asset mix and unfavorable asset re-pricing, which is partially offset by a favorable variance in our average cost of funds.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2011 was $3.7 million compared to $3.5 million in the second quarter of 2011 and $5.7 million for the third quarter of 2010.  For the nine month period ended September 30, 2011, the loan loss provision totaled $11.4 million compared to $20.0 million for the same period in 2010.  This change was driven by a reduction in impaired loans and related reserves as well as a lower general reserve, which is primarily reflective of a 14% reduction in the level of internally classified loans, and lower loss rates.  Net charge-offs for the third quarter of 2011 totaled $5.1 million, or 1.22%, of average loans compared to $6.3 million, or 1.49%, for the second  quarter of 2011 and $6.4 million, or 1.40%, in the third quarter of 2010.  For the nine month period ended September 30, 2011, net charge-offs totaled $17.2 million, or 1.35%, of average loans compared to $26.3 million, or 1.91%, for the same period of 2010.  At quarter-end, the allowance for loan losses of $29.7 million was 1.79% of outstanding loans (net of overdrafts) and provided coverage of 36% of nonperforming loans compared to 1.84% and 37%, respectively, at June 30, 2011, and 2.01% and 41%, respectively, at December 31, 2010.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2011	June 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

CHARGE-OFFS
Commercial, Financial and Agricultural	$186	$301	$242	$1,208	$1,489
Real Estate - Construction	75	14	701	90	5,643
Real Estate - Commercial Mortgage	1,031	2,808	1,741	4,270	7,292
Real Estate - Residential	3,287	2,371	2,988	9,115	9,125
Real Estate – Home Equity	580	944	187	2,513	2,501
Consumer	832	606	1,057	2,055	2,923
Total Charge-offs	5,991	7,044	6,916	19,251	28,973

RECOVERIES
Commercial, Financial and Agricultural	33	43	65	145	322
Real Estate - Construction	-	5	-	15	8
Real Estate - Commercial Mortgage	37	115	6	164	207
Real Estate - Residential	271	113	179	444	405
Real Estate – Home Equity	108	57	2	201	527
Consumer	402	373	274	1,108	1,184
Total Recoveries	851	706	526	2,077	2,653

Net Charge-offs	$5,140	$6,338	$6,390	$17,174	$26,320

Net Charge - Offs (Annualized) as a percent	1.22%	1.49%	1.40%	1.35%	1.91%
of Average Loans Outstanding,
Net of Unearned Interest

Noninterest Income

Noninterest income for the third quarter of 2011 totaled $14.2 million, a decrease of $0.3 million, or 1.8%, from the second quarter of 2011 and an increase of $0.7 million, or 5.5% over the third quarter of 2010.  A $0.5 million reduction in other income drove the decline from the second quarter of 2011 and reflects a lower level of gains from the sale of ORE properties.  Partially offsetting the lower level of other income was a $0.3 million increase in deposit fees.  The favorable variance compared to the third quarter of 2010 was primarily due to higher deposit and bank card fees of $0.2 million and $0.3 million, respectively.  For the nine month period ended September 30, 2011, noninterest income totaled $45.0 million, an increase of $2.9 million, or 6.8%, from the same period in 2010.  The increase was primarily due to a $3.2 million pre-tax gain from the sale of our Class B shares of Visa stock during the first quarter of 2011, and higher retail brokerage and bank card fees of $0.4 million and $0.8 million, respectively.  Partially offsetting these favorable variances was a $1.1 million reduction in deposit fees.

Noninterest income represented 38.1% of operating revenues for the third quarter of 2011 compared to 38.1% for the second quarter of 2011 and 35.2% for the third quarter of 2010.  For the first nine months of 2011, noninterest income represented 39.4% of operating revenues compared to 36.5% for the same period of 2010.  The higher ratio for the first nine months of 2011 reflects the gain from the sale of our Visa stock.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2011	June 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

Noninterest Income:
Service Charges on Deposit Accounts	$6,629	$6,309	$6,399	$18,921	$20,066
Data Processing Fees	749	764	911	2,487	2,730
Asset Management Fees	1,080	1,080	1,040	3,240	3,140
Retail Brokerage Fees	807	939	671	2,475	2,082
Investment Security Gains	-	-	3	-	8
Mortgage Banking Fees	645	568	772	1,830	1,921
Interchange Fees (1)	1,420	1,443	1,291	4,223	3,792
ATM/Debit Card Fees (1)	1,170	1,115	1,036	3,421	3,072
Gain on Sale of Visa Stock	-	-	-	3,172	-
Other	1,693	2,230	1,326	5,206	5,279

Total Noninterest Income	$14,193	$14,448	$13,449	$44,975	$42,090

(1) Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees increased $320,000, or 5.1%, over the second quarter of 2011 and $230,000, or 3.6%, over the third quarter of 2010.  For the first nine months of 2011, deposit service charge fees declined by $1.1 million, or 5.7%, from the comparable period in 2010.  The increase over the second quarter of 2011 and third quarter of 2010 was due to higher overdraft fees reflective of a fee increase implemented early in the third quarter of 2011.  For the nine month period ended September 30, 2011, a lower level of overdraft fees drove the decline from the same period of 2010.  The decline in overdraft fees was due to reduced activity as well as the implementation of new rules under Regulation E.

Data Processing Fees.  Fees from data processing services totaled $750,000 for the third quarter of 2011, which is comparable to the second quarter of 2011, and a decrease of $162,000, or 17.8%, from the third quarter of 2010.  For the first nine months of 2011, fees decreased by $243,000, or 8.9%, due to a reduction in the number of banks we process for as two of our client banks were acquired and migrated to a new processor in the second quarter of 2011.  The annualized impact on our data processing fees will be approximately $1.2 million.

Asset Management Fees.  Fees from asset management activities totaled $1.1 million for the third quarter of 2011, which is comparable to the second quarter of 2011, and an increase of $40,000 over the third quarter of 2010.  For the first nine months of 2011, fees totaled $3.2 million, a $100,000 increase over the comparable period of 2010.  At September 30, 2011, assets under management totaled $640.4 million compared to $677.1 million at June 30, 2011 and $719.1 million at September 30, 2010.  The distribution of a large estate account early in the third quarter of 2011 was the primary reason for the decline in assets under management compared to both the second quarter of 2011 and third quarter of 2010.  To a lesser extent, lower account values due to market conditions in 2011 also contributed to the year over year reduction in assets under management.

Retail Brokerage Fees.  Fees from the sale of retail investment and insurance products decreased $132,000, or 14.1%, from the second quarter of 2011 and increased $136,000, or 20.3%, over the third quarter of 2010.  For the first nine months of 2011, fees increased by $394,000, or 18.9%, over the same period in 2010.  The increase over the three and nine month periods of 2010 reflects both increased trading activity by existing clients and new business.  A large annuity account opened in the second quarter of 2011 also contributed to the favorable variance.  The opening of this account was also the primary reason for the unfavorable variance for the third quarter of 2011 versus the second quarter of 2011.

Mortgage Banking Fees.  Mortgage banking fees increased $76,000, or 13.4%, over the second quarter of 2011 and decreased $128,000, or 16.6%, from the third quarter of 2010.  For the first nine months of 2011, fees were $91,000, or 4.7%, lower than the comparable period of 2010.  The slight increase compared to the second quarter of 2011 was due to higher home purchase activity in our Tallahassee market.  Compared to both the three and nine month periods of 2010, loan production has been negatively impacted by a slowdown in new home purchase activity in our Tallahassee market which is attributable in part to consumer uncertainty regarding state government job cuts.

Bank Card Fees.  Bank card fees (including interchange fees and ATM/debit card fees) increased $33,000, or 1.3%, over the second   quarter of 2011 and $264,000, or 11.3%, over the third quarter of 2010.  For the first nine months of 2011, fees increased $780,000, or 11.4%, over the comparable period of 2010.  The increase for all periods reflects higher card utilization.  An ATM fee increase and a debit card promotion also contributed to the favorable variance versus the periods in 2010.

Other.  Other income decreased by $537,000, or 24.1%, from the second quarter of 2011 and increased by $367,000, or 27.7%, over the third quarter of 2010.  For the first nine months of 2011, other income decreased by $74,000, or 1.4%, from the comparable period of 2010.  The unfavorable variance compared to the second quarter of 2011 reflects a decrease in gains from the sale of OREO properties.  The increase over the third quarter of 2010 reflects a higher level of gains from the sale of OREO properties.  For the first nine months of 2011, the slight unfavorable variance reflects lower merchant fees that were partially offset by higher gains from ORE sales.  The decline in our merchant fees is substantially offset by a reduction in processing costs, which are reflected as interchange fees in noninterest expense.

Noninterest Expense

Noninterest expense for the third quarter of 2011 totaled $30.6 million, a decrease of $0.5 million, or 1.7%, from the second quarter of 2011 and $1.7 million, or 5.3%, from the third quarter of 2010.  The decline from the second quarter of 2011 was primarily due to a $0.5 million reduction in OREO expense reflective of both a reduction in valuation adjustments and losses from the sale of properties.  Compared to the third quarter of 2010, the favorable variance was due to lower OREO expense of $0.8 million, intangible amortization expense of $0.6 million, FDIC insurance of $0.5 million, and occupancy expense of $0.3 million, which was partially offset by higher compensation expense of $0.8 million.

For the nine month period ended September 30, 2011, noninterest expense totaled $95.1 million, a $5.2 million, or 5.2%, decline from the same period of 2010.  This expense reduction was attributable to lower intangible amortization expense of $1.6 million, FDIC insurance of $1.3 million, OREO expense of $1.0 million, professional fees of $0.5 million, and miscellaneous expense of $0.8 million.  Partially offsetting the aforementioned favorable variances was a $1.0 million increase in compensation.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2011	June 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

Noninterest Expense:
Salaries	$12,609	$12,509	$12,297	$38,054	$37,879
Associate Benefits	3,196	3,491	2,706	10,328	9,487
Total Compensation	15,805	16,000	15,003	48,382	47,366

Premises	2,495	2,447	2,611	7,338	7,604
Equipment	2,118	2,117	2,288	6,461	6,661
Total Occupancy	4,613	4,564	4,899	13,799	14,265

Legal Fees	983	1,048	1,044	3,138	3,199
Professional Fees	952	910	1,101	2,707	3,196
Processing Services	886	939	908	2,775	2,770
Advertising	480	664	380	1,702	1,934
Travel and Entertainment	214	200	245	625	720
Printing and Supplies	338	284	386	970	1,109
Telephone	503	498	593	1,442	1,660
Postage	471	387	436	1,332	1,333
Insurance - Other	1,049	1,076	1,595	3,505	4,767
Intangible Amortization	108	107	709	568	2,129
Courier Service	128	124	117	372	348
Other Real Estate	2,542	3,033	3,306	9,252	10,213
Miscellaneous	1,575	1,333	1,641	4,576	5,367
Total Other	10,229	10,603	12,461	32,964	38,745

Total Noninterest Expense	$30,647	$31,167	$32,363	$95,145	$100,376

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Compensation expense decreased $195,000, or 1.2%, from the second quarter of 2011 and increased $802,000, or 5.3%, over the third quarter of 2010.  The decrease compared to the second quarter of 2011 was due to lower expense for our associate benefits due to lower pension plan expense which reflects the finalization of our 2011 actuarial work during the quarter.  Compared to the third quarter of 2010, salary expense increased by $312,000, or 2.5%, and associate benefit expense increased by $490,000, or 18.1%.  For the first nine months of 2011, compensation expense increased $1.0 million, or 2.1%, over the comparable period of 2010 reflecting higher salary expense of $175,000 and associate benefits of $841,000.  Compared to the three and nine month periods of 2010, the increase realized in salary expense was primarily due to an increased level of performance pay for associates and the increase in associate benefit expense reflects higher pension expense and stock compensation expense.  Both performance pay and stock compensation increased due to improved company performance versus the prior year.

Occupancy. Occupancy expense (including premises and equipment) increased $49,000, or 1.1%, over the second quarter of 2011, and decreased $286,000, or 5.8%, from the third quarter of 2010.  For the first nine months of 2011, occupancy expense declined by $466,000, or 3.3%, compared to the same period of 2010.  Higher utility expense drove the increase over the second quarter of 2010.  Compared to the three and nine month periods of 2010, lower expense for bank premises rental drove the favorable variance and reflects the expiration of leases for two re-located offices.

Other.  Other noninterest expense decreased $374,000, or 3.5%, from the second quarter of 2011.  The decrease was due to lower OREO expense of $643,000 and advertising expense of $184,000, partially offset by higher miscellaneous expense of $242,000.  The lower level of OREO expense primarily reflects a reduction in the level of losses recognized on the sale of OREO.  Advertising expense was lower due to a reduction in public relations and general advertising activities.  Miscellaneous expense increased due to a higher level of debit card fraud losses.

Other noninterest expense decreased $2.2 million, or 17.9%, from the third quarter of 2010 and $5.8 million, or 14.9%, from the comparable nine month period of 2010.  The decrease from the third quarter of 2010 was due to lower OREO expense of $764,000, intangible amortization of $601,000, and FDIC insurance of $546,000.  For the nine month period, the decrease primarily reflects lower OREO expense of $1.0 million, intangible amortization expense of $1.6 million, FDIC insurance of $1.3 million, professional fees of $0.5 million, and miscellaneous expense of $0.8 million.  The reduction in OREO expense for both the three and nine- month periods is attributable to a reduction in valuation adjustments and property carrying costs.  Intangible amortization expense declined for both periods due to full amortization of core deposit intangibles related to several past acquisitions.  The reductions in FDIC insurance expense reflect a lower rate due to changes to the FDIC premium structure required by Dodd-Frank.  The decline in professional fees for the nine-month period was due to lower consulting fees.  Miscellaneous expense declined for both the three and nine month periods due to a reduction in interchange fees attributable to the sale of our merchant processing business as noted above in our discussion of noninterest income.

Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense and merger expenses, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 81.40% for the third quarter of 2011 compared to 81.41% for the second quarter of 2011 and 82.08% for the third quarter of 2010.  For the first nine months of 2011, this ratio was 82.07% compared to 84.39% for the comparable period of 2010.  The reduction in this ratio relative to the comparable periods in 2010 was primarily due to the gain on sale of Visa stock.  Lower noninterest expense also contributed to the improvement for all comparable periods.

Income Taxes

Income tax expense for the third quarter of 2011 totaled $1.0 million, comparable to the second quarter of 2011 and an increase of $1.2 million over the third quarter of 2010.  For the first nine months of 2011, income tax expense totaled $2.5 million compared to an income tax benefit of $2.8 million for the comparable period of 2010.  A higher level of book operating profit drove the higher level of tax expense compared to all prior year periods.

FINANCIAL CONDITION

Average earning assets were $2.203 billion for the third quarter of 2011, a decrease of $56.0 million, or 2.5%, from the second quarter of 2011 and a decrease of $15.1 million, or 0.7%, from the fourth quarter of 2010.  The lower level of earning assets over the second quarter of 2011 was primarily a result of decline in short-term investments attributable to a decrease in deposits and a lower loan portfolio.  The decrease from the fourth quarter of 2010 is attributable to the lower loan portfolio, partially offset by increases in the overnight funds position and the investment portfolio, which were funded primarily through higher repurchase agreement balances.

Investment Securities

In the third quarter of 2011, our average investment portfolio of $303.5 million decreased $2.0 million, or 0.6%, from the second quarter of 2011 and increased $41.1 million, or 13.5%, from the fourth quarter of 2010.  The average balance of the investment portfolio compared to the second quarter of 2011 decreased as maturing municipal bonds exceeded purchases.  Declines were also experienced in U.S. Treasury securities and mortgage-backed securities, which were only partially offset with purchases of floating rate SBA securities.  The increase in the investment portfolio compared to the fourth quarter of 2010 was a result of an investment strategy which utilized a portion of our excess liquidity to attain a higher yield than overnight funds.  A majority of these investments were U.S. Treasury securities which were also largely used for pledging purposes, and were partially offset by a decline in municipal bond balances.  As a percentage of average earning assets, the investment portfolio represented 13.8% in the third quarter of 2011, compared to 13.5% in the second quarter of 2011 and 11.8% in the fourth quarter of 2010.  If appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the fourth quarter.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of September 30, 2011, all securities were classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.

At September 30, 2011, the investment portfolio maintained a net pre-tax unrealized gain of $1.8 million compared to $2.2 million at September 30, 2011 and $1.1 million at December 31, 2010.  Although the yield curve has flattened compared to the last quarter, most of the price increases in bonds were in longer dated securities, resulting in little change to the unrealized gains on shorter U.S. Treasury securities and municipal bonds.  The decline in unrealized gains compared to the fourth quarter of 2010 was primarily attributable to lower prices on the GNMA mortgage-backed securities, resulting from concerns that prepayment speeds will pick up considerably given a lower rate environment.  Approximately $27.0 million of our investment securities have an unrealized loss totaling $0.8 million.  These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on September 30, 2011.  We believe that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.  One preferred bank stock issue for $0.6 million has been in a loss position for greater than 12 months.  We continue to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

 Loans

Average loans decreased $36.6 million, or 2.2%, from the second quarter of 2011 and $115.2 million, or 6.5%, from the fourth quarter of 2010.  The continued decline of the loan portfolio, when compared to both periods was primarily driven by reductions in the commercial, commercial real estate, residential and construction loan categories.  With the exception of commercial, the reduction in these loan categories was due in large part to loan charge-offs and the transfer of loans to OREO.  The portfolio continues to be impacted by weak loan demand attributable to the sluggish economy.

During the third quarter, loan charge-offs and transfers to OREO accounted for $13.5 million, or 45%, of a net reduction in total loans of $29.9 million from the second quarter 2011.  Loan charge-offs and the migration of loans to OREO have accounted for $44.5 million, or 44%, of the net reduction of $101.0 million from the fourth quarter of 2010.  The aforementioned impacts of loan charge-offs and loans transferred to OREO are based on “as of" balances, not averages.

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

We will from time to time, consider loan refinance requests and other modifications for our borrower’s.  These requests are evaluated in accordance with existing policies to determine whether or not a restructured (“TDR”) classification is warranted.  A TDR is deemed to have occurred when we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the client that it would not otherwise consider.  Typically, the concessions granted are given in order to protect as much of the loan investment as possible and will only be provided to those borrowers that show both the character and capacity to perform under the modified terms.  Discussion of our TDR portfolio is included in the section below.

Nonperforming Assets

Nonperforming assets (including nonaccrual loans, restructured loans (“TDRs”), and OREO) totaled $143.0 million at the end of the third quarter of 2011, a decrease of $2.7 million from the second quarter of 2011 and a decrease of $2.3 million from the fourth quarter of 2010.  Nonaccrual loans decreased $7.7 million from the second quarter of 2011 to $53.4 million, primarily reflecting migration of loans into the restructured loan category and the transfer of loans to OREO.  Nonaccrual loan inflow for the third quarter of 2011 was comparable to the second quarter of 2011.  Compared to the fourth quarter of 2010, nonaccrual loans declined by $12.3 million reflecting the movement of loans to the OREO category and, to a lesser extent, migration to the restructured loan category.  Restructured loans totaled $28.4 million at the end of the third quarter, a $4.8 million increase over the second quarter of 2011 and a $6.8 million increase over the fourth quarter of 2010.  The balance of OREO totaled $61.2 million at the end of the third quarter, a slight increase of $0.2 million from the second quarter of 2011.  For 2011, we have realized a slower pace of loan defaults, momentum in working loans through the collection cycle, and progress in our property disposition efforts, which has contributed to the overall improvement in our nonperforming asset portfolio.  So far in 2011, we have sold OREO properties totaling $25.2 million, which compares to $18.0 million for the full year 2010.  Nonperforming assets represented 5.67% of total assets at September 30, 2011 compared to 5.60% at June 30, 2011 and 5.54% at December 31, 2010.

Non-performing assets are summarized as follows.
(Dollars in Thousands)	Sept 30, 2011	June 30, 2011	December 31, 2010

Nonaccruing Loans	$53,396	$61,076	$65,700
Restructured Loans	28,404	23,582	21,649
Total Nonperforming Loans	81,800	84,658	87,349
Other Real Estate Owned	61,196	61,016	57,937
Total Nonperforming Assets	$142,996	$145,674	$145,286
Past Due 30-89 Days or More	$17,053	$18,103	$24,193
Past Due 90 Days or More (and still accruing)	$26	$271	$159

Nonperforming Loans/Loans	4.93%	5.02%	4.97%
Nonperforming Assets/Total Assets	5.67%	5.60%	5.54%
Nonperforming Assets/Loans Plus Other Real Estate	8.32%	8.33%	8.00%
Nonperforming Assets/Capital(1)	49.21%	49.95%	49.34%
Allowance/Nonperforming Loans	36.26%	36.71%	40.57%

(1)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

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

The allowance for loan losses was $29.7 million at September 30, 2011 compared to $33.9 million at December 31, 2010.  The allowance for loan losses was 1.79% of outstanding loans (net of overdrafts) and provided coverage of 36% of nonperforming loans at September 30, 2011 compared to 2.01% and 41%, respectively, at December 31, 2010.  The decline in the allowance is due to a lower level of impaired loan reserves as well as a reduction in general reserves, primarily due to a 14% reduction in the level of internally classified loans and lower loss rates. It is management’s opinion that the allowance at September 30, 2011 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.061 billion for the third quarter, a decrease of $45.4 million, or 2.2%, from the second quarter of 2011 and $53.9 million, or 2.6%, from the fourth quarter of 2010.  Deposits decreased when compared to the second quarter of 2011 driven primarily by a reduction in public funds and certificates of deposit.  When compared to the fourth quarter of 2010, deposits declined attributable to a lower level of certificates of deposit.  Additionally, a decrease resulting from existing clients moving from our Guaranteed Now Account product to repurchase agreements occurred late in the fourth quarter of 2010 as further discussed below.  Public funds balances increased as anticipated from the fourth quarter of 2010, but have declined from the second quarter level, which reflects the seasonality within this deposit category.  Noninterest bearing demand and savings accounts increased in both periods, partially offsetting the above mentioned decline.

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

We continue to experience a favorable shift in the mix of our deposits as higher cost certificates of deposit balances are replaced with lower rate nonmaturity deposits and noninterest bearing demand accounts.

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

Estimated Changes in Net Interest Income (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
September 30, 2011	-5.2%	-2.2%	-0.1%	0.2%
June 30, 2011	-7.2%	-3.5%	-0.8%	-0.1%

The Net Interest Income at Risk position improved for the third quarter of 2011, when compared to the prior quarter-end, for all rate scenarios.  Our largest exposure is at the +300 bp level, with a measure of -5.2%, which is still within our policy limit of -10.0%.  This is an improvement when compared to the linked quarter, as the favorable variances were attributable to a lower level of interest bearing deposit accounts and repurchase agreements, which were partially offset by a reduction in the overnight funds balance.  All measures of net interest income at risk are within our prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
September 30, 2011	0.1%	4.2%	4.9%	-5.6%
June 30, 2011	-1.1%	2.8%	3.9%	-5.4%

Our risk profile, as measured by EVE, improved for the third quarter of 2011 when compared to the linked quarter-end.  In the rising rate scenarios, our largest exposure is at the up 300 bp scenario, with a measure of 0.1%, which is well within our policy limit of +/-12.5%.  The favorable variance from the prior quarter is attributable to a positive change to driver rates and spreads reflecting the current rate environment in our markets.  Partially offsetting this improvement was a decrease in both the Treasury curve and FHLB curve, resulting in lower loan and deposit valuation discount rates. All measures of economic value of equity are within our prescribed policy limits.

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

Overall, we have the ability to generate $739.8 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity currently available to us is considered sufficient to meet the ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is approximately 1.64 years and as of quarter-end had a net unrealized pre-tax gain of $1.8 million.

We maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) sold position of $231.7 million during the third quarter of 2011 compared to an average overnight funds sold position of $249.1 million in the second quarter of 2011 and $164.9 million in the fourth quarter of 2010.  The lower balance when compared to the second quarter of 2011 primarily reflects declining deposits mentioned above and lower levels of short-term borrowings, partially offset by a decrease in the loan portfolio.  The favorable variance as compared to the fourth quarter of 2010 is primarily attributable to a net reduction in loans and an increase in repurchase agreements, partially offset by a decline in deposits and the deployment of funds to the investment portfolio.

Capital expenditures are expected to approximate $4.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2011, advances from the FHLB totaled $45.4 million in outstanding debt and consisted of 47 notes.  During the first nine months of 2011, the Bank made FHLB advance payments totaling approximately $15.5 million, which includes one $10 million general funding advance that matured in the third quarter, and obtained one new FHLB advance totaling $0.8 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payments for the CCBG Capital Trust I borrowing are due quarterly at a variable rate of LIBOR plus a margin of 1.90%. The rate for the third quarter was 2.15%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing adjusts quarterly to a variable rate of LIBOR plus a margin of 1.80%. The rate for the third quarter was 2.05%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.

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

Capital

Equity capital was $260.9 million as of September 30, 2011, compared to $259.0 million as of December 31, 2010.  Our leverage ratio was 10.20% and 10.10%, respectively, and our tangible common equity ratio was 7.19% and 6.82%, respectively, for the same periods.  Our risk-adjusted capital ratio of 15.41% at September 30, 2011, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.  Management believes our strong capital base has offered protection during the course of the current economic downturn.  We chose not to participate in the government’s TARP program and, to date, we have not initiated a capital raise.

During the first nine months of 2011, shareowners’ equity increased $1.9 million, or 2.9%, on an annualized basis.  During this same period, shareowners’ equity was positively impacted by net income of $5.4 million, the issuance of stock totaling approximately $0.7 million, accrual for performance shares of approximately $0.4 million, and a $0.5 million increase in our net unrealized gain on securities.  Dividends paid of $5.1 million reduced shareowners’ equity.

At September 30, 2011, our common stock had a book value of $15.20 per diluted share compared to $15.15 at December 31, 2010.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability, both of which are recorded through other comprehensive income.  At September 30, 2011, the net unrealized gain on investment securities available for sale was $1.1 million and the amount of our unfunded pension liability was $16.4 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  The Bank’s aggregate net profits for the past two years are significantly less than the dividends declared and paid to CCBG over that same period.  In addition, in accordance with the Federal Reserve Resolutions (discussed in further detail within our 2010 Form 10-K), the Bank must seek approval from the Federal Reserve prior to declaring or paying a dividend.  As a result, the Bank must obtain approval from its regulators to issue and declare any further dividends to CCBG.  The Bank may not receive the required approvals.  As of September 30, 2011, we believe we have sufficient cash to fund shareowner dividends in 2011 should the Board choose to declare and pay a quarterly dividend during the year.  Even if we have sufficient cash to pay dividends, we must seek approval from the Federal Reserve to pay dividends to our shareowners and may not receive the required approvals.  We will continue to evaluate our dividend quarterly and consult with our regulators concerning matters relating to our overall dividend policy.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2011, we had $316.7 million in commitments to extend credit and $12.1 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Because the book value of our equity exceeded our market capitalization as of September 30, 2011, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed.  Based on this assessment, we performed an interim impairment test which consists of two steps.  Step One compares the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill.  If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.  The Step One test we performed indicated that the carrying amount (including goodwill) of our reporting unit exceeded its estimated fair value.  The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount.  Based on the results of the Step Two analysis, we concluded that goodwill was not impaired as of September 30, 2011.  We will continue to test goodwill as defined by ASC Topic 350.

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

The weighted-average discount rate is determined by matching the anticipated Retirement Plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  We will utilize a 5.55% discount rate in 2011.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  We will utilize a rate of return on plan assets of 8.0% for 2011.

The assumed rate of annual compensation increases is based on expected trends in salaries and the employee base.  We will utilize a compensation increase of 4.25% for 2011 reflecting current market trends.  Information on components of our net periodic benefit cost is provided in Note 8 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K.

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended September 30,						Nine Months Ended September 30,
		2011			2010			2011			2010
	Average		Average	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate

Assets:
Loans(1)(2)	$1,667,720	$23,922	5.69%	$1,807,483	$26,568	5.83%	$1,700,570	$72,488	5.70%	$1,844,788	$80,543	5.84%
Taxable Securities(2)	248,138	828	1.32	124,625	674	2.15	241,321	2,504	1.40	108,268	1,882	2.31
Tax-Exempt Securities	55,388	231	1.67	88,656	521	2.35	63,457	865	1.82	92,672	1,898	2.73
Funds Sold	231,681	136	0.23	252,434	144	0.22	241,195	452	0.25	274,245	492	0.24
Total Earning Assets	2,202,927	25,117	4.52%	2,273,198	27,907	4.87%	2,246,543	76,309	4.54%	2,319,973	84,815	4.89%
Cash & Due From Banks	47,252			50,942			48,539			52,170
Allowance For Loan Losses	(30,969)			(39,584)			(32,914)			(41,729)
Other Assets	344,041			342,202			345,725			337,212
TOTAL ASSETS	$2,563,251			$2,626,758			$2,607,893			$2,667,626

Liabilities:
NOW Accounts	$726,652	$222	0.12%	$871,158	$326	0.15%	$765,209	$742	0.13%	$872,512	$110	0.17%
Money Market Accounts	282,378	95	0.13	293,434	145	0.20	281,798	362	0.17	333,558	1,165	0.47
Savings Accounts	153,748	19	0.05	133,690	17	0.05	150,357	53	0.05	130,485	49	0.05
Other Time Deposits	324,951	571	0.70	402,880	1,332	1.31	341,286	2,091	0.82	423,726	4,797	1.51
Total Interest Bearing Deposits	1,487,729	907	0.24	1,701,152	1,820	0.42	1,538,650	3,248	0.28	1,760,281	7,121	0.60
Short-Term Borrowings	64,160	78	0.48	23,388	31	0.54	75,976	299	0.53	25,558	60	0.31
Subordinated Note Payable	62,887	339	2.11	62,887	376	2.34	62,887	1,022	2.14	62,887	1,666	3.49
Other Long-Term Borrowings	46,435	467	3.99	54,258	565	4.13	48,795	1,453	3.98	52,330	1,642	4.20
Total Interest Bearing Liabilities	1,661,211	1,791	0.43%	1,841,685	2,792	0.60%	1,726,308	6,022	0.47%	1,901,056	10,489	0.74%
Noninterest Bearing Deposits	574,184			471,013			559,316			457,807
Other Liabilities	63,954			50,319			59,635			43,391
TOTAL LIABILITIES	2,299,349			2,363,016			2,345,259			2,402,254

TOTAL SHAREOWNERS’ EQUITY	263,902			263,742			262,634			265,372

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,563,251			$2,626,758			$2,607,893			$2,667,626

Interest Rate Spread			4.09%			4.27%			4.07%			4.15%
Net Interest Income		$23,326			$25,115			$70,287			$74,326
Net Interest Margin(3)			4.20%			4.36%			4.18%			4.29%

(1)
Average balances include nonaccrual loans.  Interest income includes fees on loans of $345,000 and $1.1 million for the three and nine months ended September 30, 2011 versus $426,000 and $1.2 million for the comparable periods ended September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2011, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

As of September 30, 2011, the Bank’s allowance for loan losses was $29.7 million, which represented approximately 1.79% of its total amount of loans.  The Bank had $53.4 million in non-accruing loans as of September 30, 2011.  The allowance may not prove sufficient to cover future loan losses.  Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s non-performing or performing loans. If management's assumptions are not accurate, our current allowance may be insufficient and we may be required to increase our allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.  Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen.  Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital.

If our nonperforming assets continue to increase, our earnings will suffer.

At September 30, 2011, our non-performing loans (which consist of non-accrual loans and troubled debt restructurings) totaled $81.8 million, or 4.93% of the total loan portfolio, which is an increase of $56.7 million over non-performing loans at December 31, 2007.  At September 30, 2011, our nonperforming assets (which include foreclosed real estate) were $143.0 million, or 5.67% of total assets.  In addition, the Bank had approximately $17.1 million in accruing loans that were 30-89 days delinquent as of September 30, 2011.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  In addition, if our estimate for the recorded allowance for loan losses proves to be inadequate, we will have to increase the allowance accordingly.  In addition, the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

Our loan portfolio includes loans with a higher risk of loss which could lead to higher loan losses and nonperforming assets.

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

The increased risks associated with these types of loans result in a correspondingly higher probability of default on such loans (as compared to single-family real estate loans). Loan defaults would likely increase our loan losses and nonperforming assets and could adversely affect our allowance for loan losses.

Should our financial condition continue to deteriorate, we may need additional capital resources in the future and these capital resources may not be available on acceptable terms or at all. If we do raise additional capital, your ownership could be diluted.

Should our financial condition continue to deteriorate, we may need to incur additional debt or equity financing in the future to maintain required minimum capital ratios, make strategic acquisitions or investments, or for future growth. Such financing may not be available to us on acceptable terms or at all. Prior to issuing new or refinancing existing debt, we must obtain approval from the Federal Reserve pursuant to the Federal Reserve Resolutions.

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

Changes in the difference between short- and long-term interest rates may also harm our business.  For example, short-term deposits may be used to fund longer-term loans.  When differences between short-term and long-term interest rates shrink or disappear, as has occurred in the current near zero interest rate policy environment, the spread between rates paid on deposits and received on loans could narrow significantly, decreasing our net interest income.

If market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thereby limiting the incremental income generated by those loans in any one year. Changes in interest rates also can affect: (i) our ability to originate or sell loans; (ii) the value of interest-earning assets, which would negatively impact shareowners’ equity, and our ability to realize gains from the sale of such assets; (iii) our ability to obtain and retain deposits in competition with other available investment alternatives; and (iv) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

We have incurred net losses for 2009 and 2010 and may incur further losses, which could cause the trading price of our common stock to decline further.

We incurred net losses of $0.4 million and $3.5 million for the years ended December 31, 2010 and December 31, 2009, respectively.  Although we had net income of $5.4 million for the nine-month period ended September 30, 2011, we may incur further losses, especially in light of economic conditions that continue to adversely affect our borrowers and us. Our failure to generate and maintain positive earnings could cause the trading price of our common stock to decline further or cause deterioration of our capital.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  Due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, our liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits.  Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets.  CCBG’s ability to borrow requires prior approval from the Federal Reserve. If we are unable to raise funding, we may need to finance or liquidate unencumbered assets, such as our investment portfolio, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations, cash flows and financial condition.

An impairment in the carrying value of our goodwill could reduce our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Given the current economic environment and conditions in the financial markets, including the sustained trading price of our common stock at below book value, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines.  These types of events and the resulting analyses could result in goodwill impairment charges in the future.  These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future.  A goodwill impairment charge does not adversely affect the calculation of our risk based and tangible capital ratios.  Please see Note 5 in the Notes to Consolidated Financial Statements for additional discussion.  As of September 30, 2011, we had $84.8 million in goodwill, which represented approximately 3.4% of our total assets.

Confidential client information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and our ability to generate deposits.

We provide our clients the ability to bank online.  The secure transmission of confidential information over the Internet is a critical element of banking online.  Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems.  We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.  To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits. If a security breach were to occur, it could result in significant liability, fines, or penalties which would have an adverse effect on our results of operations and financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area.  A number of these banks and other financial institutions with whom we compete for business and deposits are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services.  To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us.

As a result, these non-bank competitors have advantages over us in providing certain services. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our primary market area and our lending territory. Consolidation and increasing competition may reduce or limit our margins, net interest income and our market share which could adversely affect our results of operations and financial condition.

Risks Related to Regulation and Legislation

Recently enacted legislation, particularly the Dodd-Frank Act, could materially and adversely affect us by increasing compliance costs, heightening our risk of noncompliance with applicable regulations, and changing the competitive landscape in the banking industry.

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations” in our 2010 Annual Report on Form 10-K, the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

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

Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. We will also have a heightened risk of noncompliance with the additional regulations. Finally, the impact of some of these new regulations, such as the repeal of Regulation Q, is not known and may affect our ability to compete long-term with larger competitors.

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

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future which would increase our non-interest expense.

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

The Bank is subject to extensive regulation, supervision and examination by the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC.  Our compliance with these industry regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices.  In addition, please see “Item 1. Business–About Us–Regulatory Matter” in our 2010 Annual Report on Form 10-K for a discussion regarding the Federal Reserve Resolutions.  If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities.  In addition, the Dodd-Frank Act imposes significant additional regulation on our operations.  Regulation by all of these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareowners.  Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.  Please refer to the Section entitled “Business – Regulatory Considerations” in our 2010 Annual Report on Form 10-K.

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

Risks Related to Market Events

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia which heightens our risk of loss than if we had a more geographically diversified portfolio.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia.  As of September 30, 2011, approximately 80% of our loans had real estate as a primary, secondary, or tertiary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended.  If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of September 30, 2011, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia.  The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in those areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified.  In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us.  We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded.  Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate.  As of September 30, 2011, approximately 39% and 39% of our $1.658 billion loan portfolio was secured by commercial real estate and residential real estate (including home equity loans), respectively.  As of this same date, approximately 2.0% was secured by property under construction.

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

The State of Florida’s population growth has historically exceeded national averages.  Consequently, the state has experienced substantial growth in population, new business formation, and public works spending.  Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term.  We have experienced an overall slowdown in the origination of residential mortgage loans recently due to the slowing in residential real estate sales activity in our markets.  A decrease in existing and new home sales decreases lending opportunities and negatively affects our income.  Additionally, if property values continue to decline, this could lead to additional valuation adjustments on our loan portfolios or require us to increase our allowance for loan losses.

The fair value of our investments could decline which would reduce our shareowners’ equity.

Our investment securities portfolio as of September 30, 2011 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments.  Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss.  At September 30, 2011, we maintained all of our investment securities in the available-for-sale classification.

Shareowners’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  The fair value of our investment portfolio may decline, causing a corresponding decline in shareowners’ equity which could adversely affect the trading price of our stock.

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

The Bank’s aggregate net profits for 2009 and 2010 is significantly less than the dividends declared and paid to CCBG over that same period.  In addition, pursuant to the Federal Reserve Resolutions, the Bank must request approval from the Federal Reserve prior to paying any dividends to us.  The Bank may not receive the required approvals.  Without such approvals, we would not have sufficient cash to continue to pay dividends on shares of our common stock after December 31, 2011.  Even if we have sufficient cash to pay the dividend, we must seek prior Federal Reserve approval before paying any dividends.

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

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock.  The average daily trading volume of our common stock over the nine-month period ending September 30, 2011 was approximately 31,783 shares.  Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Securities analysts may not initiate coverage or continue to cover our common stock and this may have a negative impact on its market price.

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

Our directors, executive officers, and principal shareowners, if acting together, have substantial control over all matters requiring shareowner approval, including changes of control.  Because Mr. William G. Smith, Jr., is a principal shareowner and our Chairman, President, and Chief Executive Officer and Chairman of the Bank, he has substantial control over all matters on a day to day basis.

Our directors, officers, and principal shareowners beneficially owned approximately 41.0% of the outstanding shares of our common stock as of September 30, 2011.  Our principal shareowners include Robert H. Smith who beneficially owns 20.4% and who is the brother of William G. Smith, Jr., our Chairman, President, and Chief Executive Officer.  William G. Smith, Jr. beneficially owns 21.9% of our shares.  In addition, 2S Partnership beneficially owns 6.1% of our shares, however, its shares are also deemed to be beneficially owned by Messrs. Smith and Smith.  Together, Messrs. Smith and Smith beneficially own 34.2% of our shares.

Accordingly, these directors, executive officers, and principal shareowners, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions.  In addition, because Mr. William G. Smith, Jr. is the Chairman, President, and Chief Executive Officer of CCBG and Chairman of the Bank, he has substantial control over all matters on a day to day basis, including the nomination and election of directors.

These directors, executive officers, and principal shareowners may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareowners of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.  You may also have difficulty changing management, the composition of the Board of Directors, or the general direction of the Company.

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

Your shares of common stock are not an insured deposit and may decrease in value.

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

Date: November 9, 2011

                                                 -49-