Form 10-K
period 2011-12-31
CAPITAL CITY BANK GROUP INC
filed 2012-03-15
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $99,090,273 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common Stock, $0.01 par value per share	17,182,087 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2012, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.
ANNUAL REPORT FOR 2011 ON FORM 10-K

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

In addition to those risks discussed in this Annual Report under Item 1A Risk Factors, factors that could cause our actual results to differ materially from those in the forward-looking statements, include, without limitation:

▪	our need and our ability to incur additional debt or equity financing;

▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision;

▪	continued depression of the market value of the Company that could result in an impairment of goodwill;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;

▪	legislative or regulatory changes, including the Dodd-Frank Act;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	our ability to declare and pay dividends;

▪	changes in the securities and real estate markets;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	negative publicity and the impact on our reputation;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	growth and profitability of our noninterest income;

▪	changes in accounting principles, policies, practices or guidelines;

▪	the limited trading activity of our common stock;

▪	the concentration of ownership of our common stock;

▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and

▪	our ability to manage the risks involved in the foregoing.

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

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 70 full-service banking locations in Florida, Georgia, and Alabama. CCB operates these banking locations. The majority of our revenue, approximately 78%, is derived from our Florida market areas while approximately 21% and 1% of our revenue are derived from our Georgia and Alabama market areas, respectively.

At December 31, 2011, we had total consolidated assets of approximately $2.641 billion, total deposits of approximately $2.173 billion and shareowners’ equity was approximately $251.9 million. Our total assets at year-end 2010 were $2.622 billion and for year-end 2009 totaled $2.517 billion. Total revenue and net income/(loss) for the last three fiscal years were $158.3 million and $4.9 million, respectively for 2011, $167.3 million and ($0.4 million), respectively for 2010, and $180.2 million and ($3.5 million), respectively for 2009. Our financial condition and results of operations are more fully discussed in our management discussion and analysis on page 34 and our consolidated financial statements on page 65.

Dividends and management fees received from the Bank are our primary source of income. Dividend payments by the Bank to us depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled “Regulatory Considerations” in this Item 1 and Note 15 in the Notes to Consolidated Financial Statements for additional restrictions. We had a total of 959 (full-time equivalent) associates at March 1, 2012. Page 33 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of the Bank. CCB, our banking subsidiary, accounted for approximately 100% of consolidated assets at December 31, 2011, and approximately 100% of consolidated net income for the year ended December 31, 2011. In addition to our banking subsidiary, we have three primary indirect subsidiaries, Capital City Trust Company, Capital City Banc Investments, Inc., and Capital City Services Company, all of which are wholly-owned subsidiaries of CCB. We also have two direct wholly-owned subsidiaries of CCBG, CCBG Capital Trust I and CCBG Capital Trust II, which were formed in connection with two issuances of trust preferred securities. The nature of our primary indirect subsidiaries is provided below.

Operating Segment

We have one reportable segment with four principal services: Banking Services (CCB), Data Processing Services (Capital City Services Co.), Trust and Asset Management Services (Capital City Trust Co.), and Brokerage Services (Capital City Banc Investments). Revenues from each of these principal services for the year ended 2011 totaled approximately 93.1%, 2.0%, 2.8%, and 2.1% of our total revenue, respectively. In 2010 and 2009, Banking Services (CCB) revenue was approximately 93.1% and 93.6% of our total revenue, respectively.

Capital City Bank

CCB is a Florida-chartered full-service bank engaged in the commercial and retail banking business. Significant services offered by the Bank include:

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

▪

Residential Real Estate Lending – The Bank provides products to help meet the home financing needs of consumers, including conventional permanent and construction/permanent (fixed, adjustable, or variable rate) financing arrangements, and FHA/VA loan products. The bank offers both fixed-rate and adjustable rate residential mortgage (ARM) loans. A portion of our loans originated are sold into the secondary market. The Bank offers these products through its existing network of banking offices. We do not originate subprime residential real estate loans.

▪

Retail Credit – The Bank provides a full range of loan products to meet the needs of consumers, including personal loans, automobile loans, boat/RV loans, home equity loans, and through a marketing alliance with ELAN we offer credit card programs.

▪

Institutional Banking – The Bank provides banking services to meet the needs of state and local governments, public schools and colleges, charities, membership and not-for-profit associations including customized checking and savings accounts, cash management systems, tax-exempt loans, lines of credit, and term loans.

▪

Retail Banking – The Bank provides a full range of consumer banking services, including checking accounts, savings programs, automated teller machines (ATMs), debit/credit cards, night deposit services, safe deposit facilities, PC/Internet banking, and mobile banking. Clients can use Capital City Bank Direct which offers a “live” call center between the hours of 8 a.m. to 6 p.m. Monday through Friday and from 9 a.m. to 12 noon on Saturday. The call center can also be accessed via live chat through the internet. Bank Direct also offers an automated phone system offering 24-hour access to client deposit and loan account information and transfer of funds between linked accounts. The Bank is a member of the “Star” ATM Network that permits banking clients to access cash at ATMs or “point-of-sale” merchants.

Capital City Trust Company

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRAs, and personal investment management accounts. Administration of pension, profit sharing, and 401(k) plans is a significant product line. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $660.6 million as of December 31, 2011, with total assets under administration exceeding $733.1 million.

Capital City Banc Investments, Inc.

Capital City Banc Investments, Inc. offers access to retail investment products through INVEST Financial Corporation, a member of FINRA and SIPC. Non-deposit investment and insurance products are: (i) not FDIC insured; (ii) not deposits, obligations, or guaranteed by any bank; and (iii) subject to investment risk, including the possible loss of principal amount invested. Capital City Banc Investments, Inc. offers a full line of retail securities products, including U.S. Government bonds, tax-free municipal bonds, stocks, mutual funds, unit investment trusts, annuities, life insurance and long-term health care. We are not an affiliate of INVEST Financial Corporation.

Capital City Services Company

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia. As of March 1, 2012, the Services Company is providing data processing services to five correspondent banks, which have relationships with CCB.

Regulatory Matter

Capital City Bank

As previously disclosed, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) recently conducted a regular safety and soundness examination of CCB. In accordance with their findings, the Federal Reserve requested that the CCB Board of Directors approve a board resolution addressing matters described below (the “2012 Bank Resolution”). Because we have fully complied with the obligations of the board resolution adopted by the CCB Board of Directors in February 2010 (the “Existing Bank Resolution”), the 2012 Bank Resolution supersedes and replaces the Existing Bank Resolution. From a regulatory perspective and the same as the Existing Bank Resolution, the 2012 Bank Resolution is an informal, nonpublic agreement, which is the mildest form of supervisory action used by the Federal Reserve to correct problems or to request periodic reports addressing certain aspects of a member bank’s operations. No capital directive is included in the 2012 Bank Resolution and, as was previously disclosed, CCB is not required to adjust its allowance for loan losses as a result of the recent examination.

The 2012 Bank Resolution requires CCB to (i) obtain prior approval from the Federal Reserve and OFR before declaring or paying dividends to CCBG; and (ii) validate its allowance for loan and lease losses (“ALLL”) methodology, including revising its ALLL policy to clearly define roles and responsibilities and ensure that the validation process is independent of the estimation process.

We expect to execute the 2012 Bank Resolution by the end of the first quarter of 2012, and fully comply within the prescribed time frames.

Capital City Bank Group, Inc.

In February 2010, the Board of Directors of CCBG approved a board resolution requested by the Federal Reserve (the “2010 Holding Company Resolution”, and together with the 2012 Bank Resolution, the “Federal Reserve Resolutions”), which remains in effect. Under the 2010 Holding Company Resolution, without the prior approval of the Federal Reserve, CCBG agreed to not (i) incur any new debt or refinance existing debt; (ii) declare any dividends on any class of stock or make any payments on its trust preferred securities; (iii) reduce its capital position by redeeming shares of stock; or (iv) make any payment that would reduce capital outside of normal and routine operating expenses.

Status of Resolutions

While both CCB and CCBG continue to remain “well capitalized,” we do not expect the Federal Reserve Resolutions to be rescinded until asset quality and the level of credit risk exposure improve.

Dividends and Trust Preferred Payments

On December 14, 2011, we announced the suspension of our quarterly dividend on our common stock. We believe that, given our inability to earn our dividend since 2008, it was, and continues to be, prudent to preserve our capital at least until the economic conditions in Florida and Georgia improve. In addition, in consultation with the Federal Reserve, we have agreed to defer the payment of interest on the Company’s trust preferred securities and to maintain the suspension of our quarterly dividend on our common stock until asset quality and the level of credit risk exposure improve. We will, however, continue the accrual of interest on the trust preferred securities in accordance with our contractual obligations. Furthermore, due to our contractual obligations with the holders of the trust preferred securities, we may not make dividend payments to our shareowners in the future until all accrued and unpaid interest owed to trust preferred securities holders is paid. Therefore, we cannot pay dividends to our shareowners until we (i) obtain approval from our regulators to pay interest on our trust preferred securities, (ii) pay all accrued and unpaid interest owed to holders of our trust preferred securities, and (iii) obtain approval from our regulators to pay dividends to our shareowners. We remain committed to resuming dividend payments to our shareowners and interest on our trust preferred securities as soon as conditions warrant, and subject to approval from our regulators, which approval may not be granted until such time as CCB’s asset quality and the level of credit risk exposure improve.

Underwriting Standards

A core goal of CCB is to support the communities in which it operates. The Bank seeks loans from within its primary trade area, which is defined as the counties in which the Bank’s offices are located. The Bank will originate loans within its secondary trade area, defined as adjacent counties to those in which the Bank has offices. There may also be occasions when the Bank will have opportunities to make loans that are out of both the primary and secondary trade areas. These loans will only be approved if the applicant is known to the Bank and applicant’s primary business is within our primary or secondary trade area. Approval of all loans is subject to the Bank’s policies and standards described in more detail below.

The Bank has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and the Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually). No material changes have been made to these policies and procedures in the past five years.

Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans. Bank management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans. Specific segments of the portfolio are monitored and reported to the Board on a quarterly basis (i.e., commercial real estate) and have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. The Bank recognizes that exceptions to the below listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

The Bank originates 1-4 family, owner-occupied residential real estate loans in its Residential Real Estate line of business. The Bank’s policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Bank originates fixed-rate, adjustable-rate and variable rate residential real estate loans. Over the past two years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., the Bank does not service sold loans). These loans require private mortgage insurance (“PMI”) if the LTV exceeds 80%. Some of the adjustable-rate residential real estate product is retained in the Bank’s loan portfolio and loans with LTV’s in excess of 85% require PMI. ARM loans with an initial fixed interest rate period greater than three years are sold in the secondary market on a non-recourse basis. The Bank verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan. Underwriting documentation is maintained in accordance with secondary market guidelines. The Bank has approved and funded two option ARM loans in the past, but no longer offers an option ARM product. The Bank has never offered subprime loans. Since 2008, the Bank has not offered initial teaser rates on ARM products maintained in the Bank’s portfolio. Prior to 2008, the Bank offered slightly discounted (1%) initial fixed interest rates on ARM loans maintained in the Bank’s loan portfolio.

The Bank also originates 1-4 family, owner-occupied residential real estate loans throughout its banking office network. These loans are generally not eligible for sale into the secondary market due to not meeting a specific secondary market underwriting requirement. The product offering is a variable rate 3/1 ARM with a maximum term of 30 years and maximum LTV of 80%. The Bank verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan.

Residential real estate loans also include home equity lines of credit and home equity loans (“HELOCs”). The Bank’s home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. As of December 31, 2011, approximately 78% of the residential home equity loan portfolio consisted of the revolving open-ended product. Both equity loan products are available for both first mortgage and junior liens. Approximately 60% of the Bank’s $244.3 million residential home equity loan portfolio consisted of first lien mortgages at December 31, 2011. Policy guidelines include the following:

▪	a maximum LTV of 80%, including the first mortgage amount; maximum total debt to income ratio of 40%; minimum Beacon score of 630; not subject to PMI;

▪	a maximum LTV of 90%, including the first mortgage amount; maximum total debt to income ratio of 30%; minimum Beacon score of 700; not subject to PMI; and

▪	a maximum LTV of 100%, including the first mortgage amount; maximum total debt to income ratio of 40%; minimum Beacon score of 630; PMI required for full loan amount.

Interest rates may be fixed or adjustable. Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more. Adjustable-rate loans are typically underwritten based upon an assumed rate of no lower than 8.0%, being higher if the fully indexed rate is higher. Appraisals are normally required for all residential real estate loans, both those sold to the secondary market and those maintained in the Bank’s loan portfolio. These appraisals are required to comply with regulatory guidance concerning loans secured by primary residences and underwriting standards established for secondary market loan sales. For HELOCs, a drive-by appraisal may be used in instances where the loan exposure is less than $250,000. In certain cases, and when the senior and junior mortgages represent a cumulative loan exposure of $600,000 or more, a full appraisal is required.

Commercial Loans

The Bank’s policy sets forth guidelines for debt service coverage ratios, LTVs and documentation standards. Commercial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or other guarantees. The Bank’s policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The majority of the Bank’s commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory. Many of the loans in the commercial portfolio have variable interest rates tied to the Prime Rate or U.S. Treasury indices.

Commercial Real Estate Loans

The Bank’s policy sets forth guidelines for debt service coverage ratios, LTVs and documentation standards. Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal guarantees. The Bank’s policy establishes a maximum LTV specific to property type (ranging from 65% for raw land up to 80% for improved properties) and minimum debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable-rate loans with interest rates tied to the Prime Rate or U.S. Treasury indices.

Bank policy requires appraisals for loans in excess of $250,000 that are secured by real property. Appraisals are required to be prepared by a state-licensed or state-certified appraiser (in accordance with the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and other applicable regulatory guidelines).

Consumer Loans

The Bank’s consumer loan portfolio includes personal installment loans, direct and indirect automobile financing, and overdraft lines of credit. The majority of the consumer loan portfolio consists of indirect and direct automobile loans. The majority of the Bank’s consumer loans are short-term and have fixed rates of interest that are set giving consideration to current market interest rates and the financial strength of the borrower. The Bank’s policy establishes maximum debt to income ratios, minimum credit scores, and includes guidelines for verification of applicants’ income and receipt of credit reports.

Lending Limits and Extensions of Additional Credit

The Bank has established an internal lending limit of $10.0 million for the total aggregate amount of credit that will be extended to a client and any related entities within its Board approved policies. In practice, the Bank seeks to maintain an internal lending limit of $7.5 million in order to maintain a well-diversified loan portfolio. As of December 31, 2011, there were only seven client relationships (including parties affiliated with borrowers) above the $7.5 million level with a cumulative loan exposure (both outstanding and available) of approximately $56.1 million, one of which was a substandard credit relationship.

In the normal course of business, the Bank does not extend additional credit to a client who has had a loan charged-off or is classified as substandard. However, as part of the modification process with a troubled client, we may make an additional loan to a borrower (or an advance under an existing loan agreement) as part of the workout process. This is not a normal practice and is typically only undertaken when the client provides a credit enhancement as part of the agreement (i.e., additional collateral, new guarantor, etc.) that provides a material improvement to the loan structure. These types of modifications are reviewed on a case-by-case basis due to their unique nature.

In addition, CCB limits the authority of its loan officers to originate, monitor, and collect on loans based on a number of factors, including without limitation, the ability, attitudes, experience, market knowledge, and character of loan officers. All of these factors are considered in assigning individual loan authorities, as well as determining the officer’s responsibilities. Each CCB loan officer has been assigned a loan authority limit. Loans in excess of the officer’s authority are submitted to the Bank’s centralized Credit Administration Department for underwriting and approval if the loan is within the department’s approval limits or to the Bank’s Credit Committee if the loan exceeds the department’s approval limits. These limits have been established in order to better manage credit risk and are based on aggregate debt with the client and related party interests, as described above.

Loan Modification and Restructuring

In the normal course of business, CCB receives requests from its clients to renew, extend, refinance, or otherwise modify their current loan obligations. In most cases, this may be the result of a balloon maturity that is typical in most commercial loan agreements, a request to refinance to obtain current market rates of interest, competitive reasons, or the conversion of a construction loan to a permanent financing structure at the completion or stabilization of the property. In these cases, the request is held to the normal underwriting standards and pricing strategies as any other loan request, whether new or renewal.

In some cases, the modification may be due to a reduction in debt service capacity experienced by the client (i.e., potentially troubled loan whereby the client may be experiencing financial difficulties). To maximize the collection of loan balances, we evaluate troubled loans on a case-by-case basis to determine if a loan modification would be appropriate. We pursue loan modifications when there is a reasonable chance that an appropriate modification would allow our client to continue servicing the debt.

For loans secured by residential real estate, if the client demonstrates a loss of income such that the client cannot reasonably support even a modified loan, we may pursue short sales or deed-in-lieu arrangements. For loans secured by income producing commercial properties, we perform a rigorous and ongoing review that is systematic in nature. We review a number of factors, including cash flow, loan structure, collateral value, and guarantees, to identify loans within our income producing commercial loan portfolio that are most likely to experience distress. Based on our review of these factors and our assessment of overall risk, we evaluate the benefits of proactively initiating discussions with our clients to improve a loan’s risk profile.

In some cases, we may renegotiate terms of their loans so that they have a higher likelihood of continuing to perform. To date, we have restructured loans in a variety of ways to help our clients service their debt and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. For commercial loans, the primary restructuring method is the extensions of terms.

Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as Troubled Debt Restructurings (“TDR’s”). Nonaccruing loans that are modified and demonstrate a history of repayment performance and a probability of future performance in accordance with their modified terms are reclassified to accruing status, typically after a designated period of time.

Loans that are past due in principal or interest for more than 90 days are placed on nonaccrual status, unless the loan is well-secured and in the process of collection. Bank policy dictates that all loans, whether current or delinquent, to such a past due borrower or related entity be classified. CCB’s historic and current policy prohibits making additional loans to a borrower or any related interest of a borrower who is on nonaccrual status or who is past due in principal or interest more than 90 days, except under certain workout plans when the client provides a credit enhancement as part of the plan (i.e., additional collateral, new guarantor, etc.) and if such extension of credit aids with loss mitigation. These types of modifications are reviewed on a case-by-case basis due to their unique nature.

In some cases, when it is determined that the client does not have the capacity and/or desire to work with the Bank in order to arrive at an amicable arrangement we will pursue foreclosure and/or other litigation. These proceedings are subject to the laws of the states in which we operate, primarily Florida and Georgia. The majority of our legal proceedings are in Florida.

State law in Florida requires us to foreclose through a court proceeding. As part of our efforts to maximize our recovery, we may temporarily delay foreclosure and seek judgments via lawsuit. This proceeding is typically undertaken in cases where we have found commercial loan clients to be strategically working against the Bank or as a means for us to obtain the original collateral and additional liens in an accelerated manner (i.e., may allow for a faster process than normal foreclosure proceedings). There have been very few delays in foreclosure due to documentation weaknesses and they are immaterial to the overall process.

Additionally, under certain circumstances, we may convert construction loans to commercial loans. The Bank’s policy regarding residential construction loans (one-to-four family homes financed for home builders) is to only make such construction loans to experienced local builders who have a successful track record with the Bank, and then only when the construction will be in our market, as defined by policy. Each loan is typically made for a period of one year to allow for construction and marketing. After such period, if the property has not been sold, the loan may be extended for an additional six months. If after such extension the property has not been sold, the loan is typically put on an amortizing basis of no more than 20 years. Exceptions to this policy are made when warranted and only after approval from the Bank’s central Credit Committee.

The Bank’s policy regarding commercial construction loans (i.e., owner-occupied buildings, project-financing, or income-producing properties) provides for a detailed underwriting and approval process, requires the use of Bank-approved contractors, and delegates administration of the process to the Bank’s central Construction Loan Administration department. These loans normally include an interest-only period (during the construction and stabilization period) and subsequent conversion to a set amortization period depending on property type and policy limits following the construction and stabilization period.

Expansion of Business

Our philosophy is to grow and prosper, building long-term client relationships based on quality service, high ethical standards, and safe and sound banking practices. We maintain a locally oriented, community-based focus, which is augmented by experienced, centralized support in select specialized areas. Our local market orientation is reflected in our network of banking office locations, experienced community executives with a dedicated president for each market, and community boards that support our focus on responding to local banking needs. We strive to offer a broad array of sophisticated products and to provide quality service by empowering associates to make decisions in their local markets.

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 in Florida and I-75 in Florida and Georgia. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). As of June 30, 2011, in 13 of 20 counties where we have banking offices in Florida and 3 of 5 counties where we have banking offices in Georgia, we rank within the top 4 banks in terms of market share. Furthermore, in the counties in which we operate, we collectively maintain an 8.82% market share in the Florida counties and 6.26% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, education institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average. We strive to provide value added services to our clients by being their banker, not just a bank. This element of our strategy enables us to distinguish Capital City Bank from its competitors and was memorialized during 2009 and 2010 in our “More Than Your Bank, Your Banker” advertising campaign.

Over the last five years, our growth has slowed significantly. Since 2007, our number of offices has increased by one. Average loans have declined from $1.935 billion in 2007 to $1.687 billion in 2011. Average deposits have grown from $1.990 billion in 2007 to $2.082 billion in 2011. Similarly, total average assets have increased from $2.507 billion in 2007 to $2.583 billion in 2011. Nonperforming loan inflow has stabilized since 2009, but total nonperforming assets remain elevated at 5.21% of total assets at December 31, 2011. The elevated nonperforming assets combined with lower net interest margins have led to significantly lower earnings for the past four years compared to earnings in 2006 and 2007.

While our growth has slowed, our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions. We have long understood that our core deposit funding base is a predominant driver in our profitability and overall franchise value and have focused extensively on this component of our organic growth efforts in recent years. While we have not been an active acquirer of banks since 2005, acquisitions remain a part of our strategy. During the period 2005 to 2008, unreasonable pricing expectations prevented us from consummating an acquisition. Since 2008, economic conditions and lack of visibility into credit quality of potential targets have kept us out of the acquisition market. Furthermore, we would need to seek approval from the Federal Reserve to acquire any financial institution, which approval will receive greater scrutiny until such time as CCB’s asset quality and credit risk exposure improve.

As conditions improve, potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of major metropolitan areas within a geographic circle, which borders on, but does not include the cities of Tampa, Orlando, Jacksonville, Atlanta, and Mobile. Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the impact the current economic cycle is having on any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management and mortgage banking. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million. As discussed above, our ability to expand in the short-term may be restricted by our elevated levels of nonperforming assets and the Federal Reserve Resolutions (See Item 1. Business–About Us–Regulatory Matter).

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes. In 2009, 140 financial institutions failed in the U.S., including 25 in Georgia and 14 in Florida. In 2010, 157 financial institutions failed in the U.S., including 21 in Georgia and 29 in Florida. In 2011, 92 financial institutions failed in the U.S., including 23 in Georgia and 13 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions, and we expect significant consolidation to continue during 2012. We believe that the larger financial institutions acquiring failed banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks. As a result, we believe the reduction of the number of community banks could further enhance our competitive position and opportunities in many of our markets. Larger financial institutions, however, can benefit from economies of scale. Therefore, these larger institutions may be able to offer banking products and services at more competitive prices than us. Additionally, these larger financial institutions may offer financial products that we do not offer.

Our primary market area consists of 20 counties in Florida, five counties in Georgia, and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. All of Florida’s major banking concerns have a presence in Leon County. CCB’s Leon County deposits totaled $817.8 million, or 37.6% of our consolidated deposits at December 31, 2011.

The following table depicts our market share percentage within each respective county, based on total commercial bank deposits within the county.

	Market Share as of June 30,(1)
	2011	2010	2009
Florida
Alachua County	4.2%	4.8%	3.9%
Bradford County	52.2%	50.3%	51.3%
Citrus County	3.0%	2.9%	2.7%
Clay County	1.8%	1.8%	1.7%
Dixie County	18.8%	21.3%	23.4%
Gadsden County	60.4%	59.1%	55.1%
Gilchrist County	34.4%	39.2%	39.5%
Gulf County	11.3%	8.3%	7.7%
Hernando County	1.8%	2.0%	1.6%
Jefferson County	21.3%	19.5%	18.3%
Leon County	15.7%	16.9%	15.9%
Levy County	28.5%	28.6%	27.9%
Madison County	10.0%	10.2%	10.1%
Pasco County	0.2%	0.3%	0.2%
Putnam County	18.6%	14.9%	14.0%
St. Johns County	1.0%	0.9%	0.8%
Suwannee County	6.5%	6.7%	6.6%
Taylor County	32.0%	30.7%	30.7%
Wakulla County	10.9%	5.3%	3.8%
Washington County	13.0%	13.8%	14.2%
Georgia
Bibb County	3.5%	3.3%	2.6%
Burke County	8.3%	6.9%	7.7%
Grady County	15.8%	16.1%	16.2%
Laurens County	10.6%	10.9%	12.7%
Troup County	6.1%	7.2%	5.9%
Alabama
Chambers County	6.8%	5.7%	6.6%

(1)	Obtained from the June 30, 2011 FDIC Summary of Deposits Report.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors’ offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	17	65
Bradford	3	3
Citrus	14	49
Clay	15	33
Dixie	4	5
Gadsden	4	6
Gilchrist	4	8
Gulf	4	7
Hernando	14	42
Jefferson	2	2
Leon	18	92
Levy	4	13
Madison	6	6
Pasco	25	116
Putnam	6	15
St. Johns	21	61
Suwannee	5	8
Taylor	3	4
Wakulla	3	5
Washington	6	6
Georgia
Bibb	11	56
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	11	27
Alabama
Chambers	5	8

Data obtained from the June 30, 2011 FDIC Summary of Deposits Report.

Seasonality

We believe our commercial banking operations are not generally seasonal in nature; however, public deposits tend to increase with tax collections in the fourth quarter and decline with spending thereafter.

Regulatory Considerations

We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not necessarily our shareowners or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Proposed legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act will continue to have a broad impact on the financial services industry as a result of the significant regulatory and compliance changes including, among other things, (i) enhanced resolution authority over troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in applicable sections of this “Regulatory Considerations” section.

▪

Minimum Capital Requirements and Enhanced Supervision – On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulatory Considerations – Capital City Bank – Capital Regulations”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

▪

Changes in Capital Treatment of Trust Preferred Securities – The Dodd-Frank Act requires all trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 to be counted as Tier II Capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009, such as us, may continue to count the existing TRUPs as Tier I Capital.

▪

The Consumer Financial Protection Bureau (“Bureau”) – The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

▪

Deposit Insurance – The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

▪

Payment of Interest on Demand Deposits – On July 21, 2011, the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve.

▪

Transactions with Affiliates – The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

▪

Transactions with Insiders – Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective on July 21, 2011.

▪

Enhanced Lending Limits – The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

▪

Compensation Practices – The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at CCB.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

The Company

We are registered with the Board of Governors of the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956. As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the Bank Holding Company Act, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities

The Gramm-Leach-Bliley Act modernized the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial service companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a bank holding company that has not elected to be a financial holding company, the restrictions will apply to us. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Changes in Control

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

The Federal Reserve Board maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

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

Under Florida law, a person or entity proposing to directly or indirectly acquire control of a Florida bank must also obtain permission from the Florida Office of Financial Regulation. Florida statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; (ii) controlling the election of a majority of directors of a bank; (iii) owning, controlling, or having power to vote 10% or more of the voting securities as well as directly or indirectly exercising a controlling influence over management or policies of a bank; or (iv) as determined by the Florida Office of Financial Regulation. These requirements will affect us because CCB is chartered under Florida law and changes in control of us are indirect changes in control of CCB.

Tying

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, including the need to seek prior approval from the Federal Reserve in accordance with the Holding Company Resolution, we are generally able to borrow money to make a capital contribution to CCB, and such loans may be repaid from dividends paid from CCB to us. We are also able to raise capital for contributions to CCB by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to CCB and to commit resources to support CCB in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

We suspended payments of dividends to our shareowners in December 2011. In regard to CCB’s and CCBG’s ability to declare and pay dividends and CCBG’s ability to borrow money, see section entitled “Item 1 – Business – About Us – Regulatory Matter.”

Capital City Bank

CCB is a banking institution that is chartered by and headquartered in the State of Florida, and it is subject to supervision and regulation by the Florida Office of Financial Regulation. The Florida Office of Financial Regulation supervises and regulates all areas of CCB’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of CCB’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment or closing of banking centers. CCB is also a member bank of the Federal Reserve System, which makes CCB’s operations subject to broad federal regulation and oversight by the Federal Reserve. In addition, CCB’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over CCB.

As a state-chartered banking institution in the State of Florida, CCB is empowered by statute, subject to the limitations contained in those statutes, to take and pay interest on, savings and time deposits, to accept demand deposits, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services for the benefit of CCB’s customers. Various consumer laws and regulations also affect the operations of CCB, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank, however, may engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund.

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

Dividends

CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. In addition, the Federal Reserve Resolutions impose restrictions on CCB’s ability to pay dividends. See Item 1. Business-About-Us-Regulatory Matter.

In addition, Florida law and Federal regulation also places restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Financial Institutions Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income (loss) from the current year combined with the retained net income (loss) for the preceding two years aggregates a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Office of Financial Regulation or a federal regulatory agency.

Insurance of Accounts and Other Assessments

We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor.

In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guarantees all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.25%. Thus, under TAGP, all money in these accounts are fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010, and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction deposit accounts for an additional two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

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

Transactions With Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of CCB to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an “affiliate” generally must be collateralized and certain transactions between CCB and its “affiliates”, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to CCB, as those prevailing for comparable nonaffiliated transactions. In addition, CCB generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank, which we refer to as “10% Shareowners”, or to any political or campaign committee the funds or services of which will benefit those executive officers, directors, or 10% Shareowners or which is controlled by those executive officers, directors or 10% Shareowners, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed CCB’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which CCB is permitted to extend credit to executive officers.

Community Reinvestment Act

The Community Reinvestment Act and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the Community Reinvestment Act. The Federal Reserve considers a bank’s Community Reinvestment Act rating when the bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the Community Reinvestment Act performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. CCB received a satisfactory rating on its most recent Community Reinvestment Act assessment.

Capital Regulations

The Federal Reserve has adopted risk-based capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I Capital. Tier I Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and certain trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier II Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator (determined on a case by case basis or as a matter of policy after formal rule making).

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

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 4% (the “leverage ratio”). The Federal Reserve permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a nonpublic system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk.

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

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of not less than 5%, a Tier I Capital ratio of not less than 6%, and a total risk-based capital ratio of not less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well capitalized” before the Federal Reserve will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. It should be noted that the minimum ratios referred to above are merely guidelines and the bank regulators possess the discretionary authority to require higher capital ratios.

As of December 31, 2011, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Tier I Capital:
CCBG	$246,455	13.96%	$70,964	4.00%	*	*
CCB	246,159	13.96%	70,904	4.00%	106,356	6.00%

Total Capital:
CCBG	270,518	15.32%	141,928	8.00%	*	*
CCB	268,317	15.21%	141,809	8.00%	177,261	10.00%

Tier I Leverage:
CCBG	246,455	10.26%	70,964	4.00%	*	*
CCB	246,159	10.26%	70,904	4.00%	88,630	5.00%

Prompt Corrective Action

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Basel III

On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier I Capital and Tier II Capital applicable to Basel III.

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

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets.

Interstate Banking and Branching

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

Anti-money Laundering

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

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of our anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act.

Regulatory Enforcement Authority

Federal and state banking laws grant substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Federal Home Loan Bank System

CCB is a member of the FHLB of Atlanta, which is one of 12 regional Federal Home Loan Banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the FHLB.

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.15% (or 15 basis points), which is subject to annual adjustments, of the CCB’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. On December 31, 2011, CCB was in compliance with this requirement.

Privacy

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

Overdraft Fee Regulation

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

Consumer Laws and Regulations

CCB is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. CCB must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Effect of Governmental Monetary Policies

The commercial banking business in which CCB engages is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against member banks’ deposits and assets of foreign banking centers and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of CCB cannot be predicted.

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

Risks Related to Our Business

Should our financial condition deteriorate, we may need additional capital resources in the future and these capital resources may not be available on acceptable terms or at all. If we do raise additional capital, your ownership could be diluted.

Should our financial condition deteriorate, we may need to incur additional debt or equity financing in the future to maintain required minimum capital ratios. Such financing may not be available to us on acceptable terms or at all. Prior to issuing new or refinancing existing debt, we must obtain approval from the Federal Reserve pursuant to the Federal Reserve Resolutions.

Furthermore, our Articles of Incorporation do not provide shareowners with preemptive rights and such shares may be offered to investors other than shareowners at the discretion of the Board. If we do sell additional shares of common stock to raise capital, the sale could reduce market price per share of common stock and dilute your ownership interest and such dilution could be substantial.

An impairment in the carrying value of our goodwill could negatively impact our earnings and capital.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, including the sustained trading price of our common stock at below book value, we are required to consider the recoverability of goodwill each quarter (rather than a typical annual assessment) and conduct a valuation analysis, if appropriate. Continued sustained decline in our market capitalization, disruptions in our business, or unexpected declines in our operating results and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios. Goodwill impairment is a non-cash charge, which does not adversely affect the calculation of our risk based and tangible capital ratios. Please see Note 5 in the Notes to Consolidated Financial Statements for additional discussion. As of December 31, 2011, we had $84.8 million in goodwill, which represented approximately 3.2% of our total assets.

An inadequate allowance for loan losses would overstate our current period earnings.

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

As of December 31, 2011, the Bank’s allowance for loan losses was $31.0 million, which represented approximately 1.91% of its total amount of loans. The Bank had $75.0 million in nonaccruing loans as of December 31, 2011. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

If our nonperforming assets continue to increase, our earnings will suffer.

At December 31, 2011, our nonperforming loans totaled $75.0 million, or 4.61% of the total loan portfolio, which is an increase of $9.3 million over nonperforming loans at December 31, 2010, but a decrease of $11.3 million compared to nonperforming loans at December 31, 2009. At December 31, 2011, our nonperforming assets (which include other real estate owned) were $137.6 million, or 5.21% of total assets. In addition, the Bank had approximately $19.6 million in accruing loans that were greater than 30 days delinquent as of December 31, 2011. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or real estate owned. In addition, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly. In addition, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources, could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Our ability to borrow could be impaired by factors that are not specific to us, such a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets. Our ability to borrow requires prior approval from the Federal Reserve.

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

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations” in this Annual Report on Form 10-K, the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

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

Many of these and other provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to impose additional administrative and regulatory burdens that will obligate us to incur additional expenses and will adversely affect our margins and profitability. We will also have a heightened risk of noncompliance with the additional regulations. Finally, the impact of some of these new regulations is not known at this time and may affect our ability to compete long-term with larger competitors.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our goal has been to maintain non-interest-bearing deposits in the range of 15% to 30% of total deposits, and we currently maintain approximately 30% of deposits as non-interest bearing.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future which would increase our operating costs.

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

Since 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, have increased significantly. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5 basis point emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $11.5 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Our FDIC insurance related cost was $3.8 million for the year ended December 31, 2011 compared to $0.8 million for the year ended December 31, 2008. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

The Dodd-Frank Act also amended the Federal Deposit Insurance Act changing the base against which an insured depository institution’s deposit insurance assessment is calculated. These amendments require the appropriate assessment base to be calculated as the institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. The FDIC’s implementing regulation for these amendments became effective for the quarter beginning April 1, 2011 and was reflected in invoices for assessments due September 30, 2011. These developments have caused, and may cause in the future, an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us.

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

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

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

The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit and other activities. In addition, the Dodd-Frank Act imposes significant additional regulation on our operations. Regulation by all of these agencies is intended primarily for the protection of our depositors and the Deposit Insurance Fund and not for the benefit of our shareowners. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition. Please refer to the Section entitled “Business – Regulatory Considerations” in this Report.

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will change the way in which hybrid securities, such as trust preferred securities, are treated for purposes of determining a bank holding company’s regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulatory Considerations – The Bank – Capital Regulations”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules which would generally be applicable to institutions with greater than $50 billion in assets. Banking regulators could implement additional changes to the capital adequacy standards applicable to us and the Bank in the future.

When fully phased in, Basel III will introduce a minimum Tier I common equity ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, establishing a minimum common equity ratio plus capital conservation buffer at 7%. This capital conservation buffer will impose capital distribution constraints when the Tier I capital ratio falls under 8.5% and the total capital ratio falls under 10.5%. In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other loss absorbing capital above the regulatory capital minimum plus the capital conservation buffer for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier I leverage ratio based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a period of several years. The text of the final Basel III capital and liquidity rules was published on December 16, 2010, and is now subject to individual adoption by member nations, including the United States.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia. As of December 31, 2011, approximately 80.4% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values, such as in today’s market, to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2011, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in those areas, such as the one the areas are currently experiencing, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2011, approximately 39.2% and 39.5% of our $1.629 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 1.6% was secured by property under construction.

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

The fair value of our investments could decline which would cause a reduction in shareowners’ equity.

Our investment securities portfolio as of December 31, 2011 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss. At December 31, 2011, we maintained all of our investment securities in the available-for-sale classification.

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

Concerns of clients over deposit insurance may cause a decrease in our deposits which would increase our funding costs and adversely affect our net income.

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

Risks Related to an Investment in Our Common Stock

We may be unable to pay dividends in the future.

On December 14, 2011, we announced the suspension of our quarterly dividend on our common stock. We believe that, given our inability to earn our dividend since 2008, it was, and continues to be, prudent to preserve our capital at least until the economic conditions in Florida and Georgia improve. In addition, in consultation with the Federal Reserve, we have agreed to defer the payment of interest on the Company’s trust preferred securities and to maintain the suspension of our quarterly dividend on our common stock until asset quality and the level of credit risk exposure improve. See Item 1. Business-About-Us-Regulatory Matter. Due to our contractual obligations with the holders of the trust preferred securities, we may not make dividend payments to our shareowners in the future until all accrued and unpaid interest owed to trust preferred securities holders is paid. Therefore, we cannot pay dividends to our shareowners until we (i) obtain approval from our regulators to pay interest on our trust preferred securities, (ii) pay all accrued and unpaid interest owed to holders of our trust preferred securities, and (iii) obtain approval from our regulators to pay dividends to our shareowners. We remain committed to resuming dividend payments to our shareowners and interest on our trust preferred securities as soon as conditions warrant, and subject to approval from our regulators, which approval may not be granted until such time as CCB’s asset quality and the level of credit risk exposure improve.

Further, under applicable statutes and regulations, the Bank’s board of directors, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare and pay dividends to CCBG of up to the aggregate net income of that period combined with the Bank’s retained net income for the preceding two years and, with the approval of the Florida Office of Financial Regulation and Federal Reserve, declare a dividend from retained net income which accrued prior to the preceding two years. Under the aforementioned guidelines and restrictions, the Bank cannot declare or pay dividends to CCBG without the required approvals.

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is listed and traded on The NASDAQ Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock over the twelve-month period ending December 31, 2011 was approximately 32,096 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

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

Our directors, executive officers, and principal shareowners, if acting together, have substantial control over all matters requiring shareowner approval, including changes of control. Because Mr. William G. Smith, Jr. is a principal shareowner and our Chairman, President, and Chief Executive Officer and Chairman of the Bank, he has substantial control over all matters on a day to day basis.

Our directors, executive officers, and principal shareowners beneficially owned approximately 41% of the outstanding shares of our common stock as of December 31, 2011. Our principal shareowners include Robert H. Smith who beneficially owns 20.3% of our shares and who is the brother of William G. Smith, Jr., our Chairman, President, and Chief Executive Officer. William G. Smith, Jr. beneficially owns 21.9% of our shares. In addition, 2S Partnership beneficially owns 6.1% of our shares, however, its shares are also deemed to be beneficially owned by Messrs. Smith and Smith. Together, Messrs. Smith and Smith beneficially own 34.2% of our shares.

Accordingly, these directors, executive officers, and principal shareowners, if acting together, may be able to influence or control matters requiring approval by our shareowners, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, because William G. Smith, Jr. is the Chairman, President, and Chief Executive Officer of CCBG and Chairman of the Bank, he has substantial control over all matters on a day to day basis, including the nomination and election of directors.

These directors, executive officers, and principal shareowners may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareowners of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock. You may also have difficulty changing management, the composition of the Board of Directors, or the general direction of our Company.

Our Articles of Incorporation, Bylaws, and certain laws and regulations may prevent or delay transactions you might favor, including a sale or merger of CCBG.

CCBG is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act (“BHCA”). As a result, we are subject to supervisory regulation and examination by the Federal Reserve. The Gramm-Leach-Bliley Act, the BHCA, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Shares of our common stock are not an insured deposit and may lose value.

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

As of February 29, 2012, the Bank had 70 banking locations. Of the 70 locations, the Bank leases the land, buildings, or both at 9 locations and owns the land and buildings at the remaining 61.

Item 3.	Legal Proceedings

We are party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareowner Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the NASDAQ Global Select Market under the symbol “CCBG.”

The following table presents the range of high and low closing sales prices reported on the NASDAQ Global Select Market and cash dividends declared for each quarter during the past two years. We had a total of 1,701 shareowners of record as of March 1, 2012.

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$11.11	$11.18	$13.12	$13.80	$14.19	$14.24	$18.25	$14.61
Low	9.43	9.81	9.84	11.87	11.56	10.76	12.36	11.57
Close	9.55	10.38	10.26	12.68	12.60	12.14	12.38	14.25
Cash dividends per share	0.00	0.10	0.10	0.10	0.10	0.10	0.10	0.19

Florida law and Federal regulations limit the amount of dividends that the Bank can pay annually to us. Pursuant to the Federal Reserve Resolutions, without prior approval, CCBG is prohibited from paying dividends to shareowners and CCB is prohibited from paying dividends to CCBG. See Item 1. Business-About-Us-Regulatory Matter. In addition, see further dividend restrictions in the subsection entitled “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 15 and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management’s Discussion and Analysis of Financial Condition and Operating Results on page 57 and Note 15 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the NASDAQ Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years. The graph assumes that $100 was invested on December 31, 2006 in our common stock and each of the above indices, and that all dividends were reinvested. The shareholder return shown below represents past performance and should not be considered indicative of future performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Capital City Bank Group, Inc.	$100.00	$81.84	$81.31	$43.84	$41.44	$32.28
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL $1B-$5B Bank Index	100.00	72.84	60.42	43.31	49.09	44.77

Item 6.	Selected Financial Data

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data	2011	2010	2009	2008	2007
Interest Income	$99,459	$110,495	$122,776	$142,866	$165,323
Net Interest Income	91,922	97,533	105,934	108,866	112,241
Provision for Loan Losses	18,996	23,824	40,017	32,496	6,163
Noninterest Income	58,848	56,825	57,391	67,040	59,300
Noninterest Expense	126,248	133,916	132,115	121,472	121,992
Net Income (Loss)	4,897	(413)	(3,471)	15,225	29,683

Per Common Share:
Basic Net Income (Loss)	$0.29	$(0.02)	$(0.20)	$0.89	$1.66
Diluted Net Income (Loss)	0.29	(0.02)	(0.20)	0.89	1.66
Cash Dividends Declared	0.30	0.49	0.76	0.74	0.71
Diluted Book Value	14.68	15.15	15.72	16.27	17.03

Performance Ratios:
Return on Average Assets	0.19%	(0.02)%	(0.14)%	0.59%	1.18%
Return on Average Equity	1.86	(0.16)	(1.26)	5.06	9.68
Net Interest Margin (FTE)	4.18	4.32	4.96	4.96	5.25
Noninterest Income as % of Operating Revenues	39.13	36.81	35.14	38.11	34.57
Efficiency Ratio	82.79	84.23	77.33	64.91	66.77

Asset Quality:
Allowance for Loan Losses	$31,035	$35,436	$43,999	$37,004	$18,066
Allowance for Loan Losses to Loans	1.91%	2.01%	2.30%	1.89%	0.95%
Nonperforming Assets	137,623	123,637	122,408	106,098	28,162
Nonperforming Assets to Assets	5.21	4.72	4.52	4.26	1.08
Nonperforming Assets to Loans + OREO	8.14	6.81	6.27	5.39	1.47
Allowance to Nonperforming Loans	41.37	53.94	51.00	38.20	71.92
Net Charge-Offs to Average Loans	1.39	1.77	1.66	0.71	0.27

Capital Ratios:
Tier I Capital	13.96%	13.24%	12.76%	13.34%	13.05%
Total Capital	15.32	14.59	14.11	14.69	14.05
Tangible Capital	6.51	6.82	6.84	7.76	7.71
Leverage	10.26	10.10	10.39	11.51	10.83
Equity to Assets	9.54	9.88	9.89	11.20	11.19
Dividend Pay-Out	103.45	NM	NM	83.71	42.77

Averages for the Year:
Loans, Net	$1,686,995	$1,829,193	$1,961,990	$1,918,417	$1,934,850
Earning Assets	2,221,317	2,294,282	2,184,232	2,240,649	2,183,528
Total Assets	2,583,197	2,644,731	2,516,815	2,567,905	2,507,217
Deposits	2,081,583	2,192,323	1,992,429	2,066,065	1,990,446
Shareowners’ Equity	263,048	264,679	275,545	300,890	306,617

Year-End Balances:
Loans, Net	$1,628,683	$1,758,671	$1,915,940	$1,957,797	$1,915,850
Earning Assets	2,266,193	2,269,185	2,369,029	2,156,172	2,272,829
Total Assets	2,641,312	2,622,053	2,708,324	2,488,699	2,616,327
Deposits	2,172,519	2,103,976	2,258,234	1,992,174	2,142,344
Shareowners’ Equity	251,492	259,019	267,899	278,830	292,675

Other Data:
Basic Average Shares Outstanding	17,139,558	17,075,867	17,043,964	17,141,454	17,909,396
Diluted Average Shares Outstanding	17,140,390	17,076,724	17,044,711	17,146,914	17,911,587
Shareowners of Record(1)	1,701	1,768	1,778	1,756	1,750
Banking Locations(1)	70	70	70	68	70
Full-Time Equivalent Associates(1)	959	975	1,006	1,042	1,097

(1)	As of record date. The record date is on or about March 1st of the following year.
NM – Not Meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K. The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2011 Financial Results,” and “Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2011 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

In this MD&A, we present an operating efficiency ratio which is not calculated based on accounting principles generally accepted in the United States (“GAAP”), but that we believe provides important information regarding our results of operations. Our calculation of the operating efficiency ratio is computed by dividing noninterest expense less intangible amortization and merger expenses, by the sum of tax equivalent net interest income and noninterest income. Management uses this non-GAAP measure as part of its assessment of its performance in managing noninterest expenses. We believe that excluding intangible amortization and merger expenses in our calculations better reflects our periodic expenses and is more reflective of normalized operations.

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	For the Years Ended December 31,
	2011	2010	2009
Efficiency ratio	83.22%	85.95%	79.77%
Effect of intangible amortization and merger expenses	(0.43)	(1.72)	(2.44)
Operating efficiency ratio	82.79%	84.23%	77.33%

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including this MD&A section, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

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

Much of our lending operations, approximately 78%, are within the State of Florida, which has been particularly hard hit by the current economic recession. Furthermore, approximately 80% of our loan portfolio has real estate as the primary collateral, approximately 40% of which is secured by residential real estate. Evidence of the economic downturn in Florida is particularly reflected in recent unemployment statistics and realization of real estate property devaluation. According to data from the U.S. Department of Labor, the Florida unemployment rate (seasonally adjusted) at December 2011 was 9.9% which is above the national average of 8.5%, but reflects an improvement over Florida’s unemployment rate of 12.0% at the end of 2010. The level of unemployment, as well as wealth reduction due to depressed markets, has adversely affected our market areas as evidenced by layoffs and business closings. Florida has also realized an increasing trend in the number of bankruptcy filings since 2007 with the most significant being non-business bankruptcy filings. During 2011, this trend reversed as total filings declined by approximately 10%.

Based on data from the U.S. Census Bureau, from 2006 through the end of 2010, median household income decreased by 3.1% in Florida. Additionally, real estate property valuations have declined and remained depressed during the recent economic downturn, which has resulted in higher levels of problem assets and credit-related costs. Additionally, according to the Federal Housing Finance Agency, Florida has experienced negative trends in single-family home prices (as indicated by housing price indices) in most all quarters since the beginning of 2007 through the end of 2011. High unemployment, high volumes of non-business bankruptcy filings, decreased median household income, and depressed real estate values all affect the value of our loan portfolio and the associated risks. While these statistics improved during 2011, we expect that the recovery of the economy and housing market in Florida will be slow.

The continuing depressed economic conditions in Florida have adversely affected financial institutions statewide. Based on the most recent data available from the FDIC past-due and nonaccrual loans as a percentage of total loans (median %) for all Florida financial institutions was 6.39% as of September 30, 2011. This represents an increase of 0.11% from December 31, 2010. Continuation of adverse economic conditions will impact our clients as well as the financial performance of CCB.

Strategic Review

Our philosophy is to build long-term client relationships based on quality service, high ethical standards, and safe and sound banking practices. We maintain a locally oriented, community-based focus, which is augmented by experienced, centralized support in select specialized areas. Our local market orientation is reflected in our network of banking office locations, experienced community executives with a dedicated President for each market, and community boards which support our focus on responding to local banking needs. We strive to offer a broad array of sophisticated products and to provide quality service by empowering associates to make decisions in their local markets.

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). In 13 of 20 markets in Florida and 3 of 5 markets in Georgia, we rank within the top 4 in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 8.82% market share in the Florida counties and 6.26% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, education institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average. We strive to provide value added services to our clients by being their banker, not just a bank. This element of our strategy enables us to distinguish Capital City Bank from our competitors and was memorialized in our “More Than Your Bank, Your Banker” advertising campaign that continued into 2011.

While our growth has slowed, our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions. We have long understood that our core deposit funding base is a predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years. While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place. Since 2005, unreasonable pricing expectations, economic conditions and the regulatory environment have driven an enhanced focus on organic growth.

As conditions improve, potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the impact the current economic cycle is having on any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management and mortgage banking. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million. We believe our ability to expand, however, has been limited in the short-term due to our current level of credit risk exposure and the aforementioned Federal Reserve Resolutions (See Item 1. Business-About Us-Regulatory Matter).

EXECUTIVE OVERVIEW

2011 was a year of continued challenge for our industry and in particular banks that operate in the State of Florida as the economic recovery has been slow and housing markets remain sluggish. Our earnings improvement in 2011 was driven by lower credit related costs as well as lower operating expenses. Our primary focus in 2011 was on the reduction of our nonperforming assets and improvement in core earnings drivers. Though our nonperforming assets increased year over year, we made great strides in disposing of OREO properties and stabilizing the level of problem loan inflow. We continue to allocate significant resources to these efforts.

An extended period of low interest rates and weak loan demand continue to place pressure on our revenues. During 2011, we realized an unfavorable shift in our earning asset mix as loan run-off in our core loan portfolio outpaced new loan production. Loan growth remained challenging throughout the year given continued market uncertainty, consumer and business deleveraging, and government budget shortfalls. We were, however, in a position to better manage our funding mix and achieve a respectable net interest margin that remains above the median for our Southeast bank peers. Growth in noninterest bearing core deposits during 2011 was one of our primary initiatives and year over year we grew these account balances by approximately $106 million, or 22.8%. This favorable shift in the mix of our deposit base further strengthens our ability to rely on less costly forms of funding and deepen our banking relationships through cross-sell of other bank products, both of which favorably impacted our earnings. Savings associated with our cost management initiatives also contributed to our earnings improvement in 2011.

Our regulatory capital ratios improved year over year and remain well above the regulatory-defined levels required to be considered “well capitalized”. During 2011, we continued to carry a high level of liquidity as a result of strong deposit growth. In the fourth quarter of 2011, we suspended the payment of the dividend on our common stock in order to preserve capital as we continue working through the protracted economic recovery in Florida.

We see 2012 as another challenging year as we work to reduce our inventory of nonperforming assets, however, we remain focused on our core earnings drivers to better position us for the future.

Key components of our 2011 financial performance are summarized below:

Results of Operations

•

For 2011, taxable equivalent net interest income decreased $6.1 million, or 6.2%, to $92.8 million due to an unfavorable change in earning asset mix and yield, partially offset by a reduction in interest expense. Our net interest margin of 4.18% in 2011 was 14 basis points lower than 2010 reflecting an unfavorable shift in the mix of our earning assets due lower loan balances and continued downward pressure on yields reflective of the extended low rate environment. We continue to manage our deposit mix and rates to partially mitigate the unfavorable impact of weak loan demand and repricing.

•

We recorded a loan loss provision of $19.0 million for 2011 compared to $23.8 million in 2010 reflecting a lower level of specific reserves required for newly identified impaired loans. Other real estate owned (“OREO”) costs continue to be a significant driver of our performance and totaled $12.7 million in 2011 versus $14.9 million in 2010, reflecting a decline in the level of valuation write-downs.

•

For 2011, noninterest income totaled $58.8 million, an increase of $2.0 million, or 3.6%, over 2010 due to a $2.2 million increase in other income reflective of a $3.2 million pre-tax gain from the sale of our Class B shares of Visa stock that was partially offset by lower merchant fees of $1.1 million. Higher retail brokerage fees of $0.4 million and bank card fees of $0.9 million also contributed to the year over year increase, but were partially offset by lower deposit fees of $1.0 million.

•

Noninterest expense totaled $126.2 million in 2011, a $7.7 million, or 5.7%, decline from 2010 driven by lower expense for FDIC insurance fees of $1.9 million, intangible amortization of $2.0 million, and OREO properties of $2.2 million. Continued efforts to better manage controllable expenses such as advertising, professional fees, legal fees, and telephone also contributed to the decline for the year.

Financial Condition

•

Average earning assets for 2011 were approximately $2.221 billion, representing a decrease of $73.0 million, or 3.2%, from 2010 driven by a decline in average deposit balances of $110.7 million, or 5.0%. Further reduction in loan balances attributable to slow recovery of loan demand in our markets, and the impact of loans migrating to OREO status as well as loan charge-offs drove an unfavorable shift in the mix of our earning assets.

•

We continue to maintain a strong liquidity position as evidenced by average funds sold of approximately $229.0 million for the year. During 2011, average investment securities grew by $89.1 million, or 41.2%, reflecting the deployment of liquidity into higher yielding investment securities.

•

Average deposit balances declined by $110.7 million, or 5.0%, for 2011, primarily in the higher cost certificate of deposit category. Strong growth in average noninterest bearing account balances of $105.5 million, or 22.8%, during 2011 has enabled us to lower our cost of funds and partially mitigate the impact of the extended low interest environment on our earning asset yields.

•

At year-end 2011, our nonperforming assets totaled $137.6 million, an increase of $14.0 million from year-end 2010. The level of our nonperforming assets reduced to a low of $114.6 million at the end of the third quarter of 2011 as nonaccrual loan balances reached a low of $53.0 million. However, the addition of five large relationships during the fourth quarter of 2011 increased our nonaccrual loan balance to $75.0 million, reflecting the impact of the slow economic recovery on our borrowers. During 2011, we realized a significant increase in sales of our OREO properties and for the second straight year realized a reduction in the gross additions to our nonaccrual portfolio.

•

Our allowance for loan losses at year-end 2011 was $31.0 million (1.91% of loans) and provided coverage of 41% of nonperforming loans compared to $35.4 million (2.01% of loans) and 54% of nonperforming loans at year-end 2010. Net charge-offs for 2011 totaled $23.4 million, or 1.39% of total loans compared to $32.4 million, or 1.77%, in 2010 reflective of lower charge-offs for construction loans. Over the last four years, we have recorded a cumulative loan loss provision totaling $115.3 million, or 6.0% of beginning loans and have recognized cumulative net charge-offs of $102.0 million, or 5.3% of beginning loans.

•

Shareowners’ equity declined by $7.1 million from $259.0 million at December 31, 2010 to $251.9 million at December 31, 2011. We continue to maintain a strong capital base as evidenced by a risk based capital ratio of 15.32% and a tangible common equity ratio of 6.51% compared to 14.59% and 6.82%, respectively, at year-end 2010. During 2011, we paid cash dividends totaling $5.1 million, or $0.30 per share, but in the fourth quarter of 2011 we suspended dividend payments to preserve our capital given the slower economic recovery in our markets.

RESULTS OF OPERATIONS

For 2011, we realized net income of $4.9 million, or $0.29 per diluted share compared to a net loss of $0.4 million, or $0.02 per diluted share, in 2010, and a net loss of $3.5 million, or $0.20 per diluted share in 2009.

The improvement in earnings for 2011 was due to a lower loan loss provision of $4.8 million, a $2.0 million increase in noninterest income, and lower noninterest expense of $7.7 million, partially offset by a reduction in net interest income of $5.6 million and higher income taxes of $3.6 million. 2011 performance reflects the sale of our Visa Class B shares of stock, which resulted in a $2.6 million net gain ($3.2 million pre-tax included in noninterest income and a swap liability of $0.6 million included in noninterest expense).

For 2010, the improvement in earnings was due to a lower loan loss provision of $16.2 million, partially offset by an $8.4 million reduction in net interest income, lower noninterest income of $0.6 million, higher noninterest expense of $1.8 million, as well as a lower income tax benefit of $2.3 million.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1
CONDENSED SUMMARY OF EARNINGS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2011	2010	2009
Interest Income	$99,459	$110,495	$122,776
Taxable Equivalent Adjustments	925	1,447	2,296
Total Interest Income (FTE)	100,384	111,942	125,072
Interest Expense	7,537	12,962	16,842
Net Interest Income (FTE)	92,847	98,980	108,230
Provision for Loan Losses	18,996	23,824	40,017
Taxable Equivalent Adjustments	925	1,447	2,296
Net Interest Income After Provision for Loan Losses	72,926	73,709	65,917
Noninterest Income	58,848	56,825	57,391
Noninterest Expense	126,248	133,916	132,115
Income (Loss) Before Income Taxes	5,526	(3,382)	(8,807)
Income Tax Expense (Benefit)	629	(2,969)	(5,336)
Net Income (Loss)	$4,897	$(413)	$(3,471)

Basic Net Income (Loss) Per Share	$0.29	$(0.02)	$(0.20)
Diluted Net Income (Loss) Per Share	$0.29	$(0.02)	$(0.20)

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. We provide an analysis of our net interest income, including average yields and rates in Tables 2 and 3. We provide this information on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations.

In 2011, our taxable equivalent net interest income decreased $6.1 million, or 6.2%. This follows a decrease of $9.3 million, or 8.5%, in 2010, and a decrease of $3.1 million, or 2.8%, in 2009. The decrease in our taxable equivalent net interest income in all years resulted from an unfavorable change in earning asset mix and yield, partially offset by a reduction in interest expense. Additionally, foregone interest on nonaccrual loans was lower in 2011 compared to 2010 helping to reduce the year-over-year decrease, but was a contributing factor to the declines experienced in both 2010 and 2009.

For the year 2011, taxable equivalent interest income declined $11.6 million, or 10.3%, from 2010 and $13.2 million, or 10.5%, in 2010 over 2009. For the periods presented, taxable equivalent interest income was impacted by the factors mentioned above.

These factors produced a 36 basis point decline in the yield on earning assets, which decreased from 4.88% in 2010 to 4.52% for 2011. This compares to an 85 basis point decline in 2010 over 2009.

Interest expense decreased $5.4 million, or 41.9%, from 2010, and $3.9 million, or 23.0%, in 2010 over 2009. The decline in interest expense in 2011 resulted from a concentrated effort in all markets to lower the rates on interest bearing non-maturity balances and certificates of deposit, as well as a net reduction in the rates for our variable rate subordinated notes. The reduction in 2010 primarily reflected the decline in rates in certificate of deposits and the lower rates on the subordinated notes.

The average rate paid on interest bearing liabilities decreased 22 and 21 basis points compared to 2010 and 2009, respectively, reflecting the factors mentioned above.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 11 basis points in 2011 compared to 2010 and declined 59 basis points in 2010 compared to 2009. The decrease in both years was primarily attributable to the adverse impact of lower rates and a change in the mix of earning assets, which more than offset the repricing of our deposit base.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 4.18% in 2011 was 14 basis points lower than the 4.32% recorded in 2010 and the 4.96 reported in 2009. In 2011, compared to 2010, the yield on earning assets declined 36 basis points and was partially offset by a decline in the cost of funds of 22 basis points.

The continued asset repricing and an unfavorable shift in our earning asset mix resulted in a net interest margin of 4.17% for the fourth quarter of 2011, which represents a decline of 34 basis points over the fourth quarter of 2010. The decline in earning assets primarily attributable to the loan portfolio, coupled with the low rate environment continues to put pressure on our net interest income. Lowering our costs of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing.

As experienced in 2010 and again throughout 2011, historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, lower loan fees, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin. Our current strategy as well as historically, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows. We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions. Over time, this strategy has produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons. Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin during 2012.

Table 2
AVERAGE BALANCES AND INTEREST RATES

(Taxable Equivalent Basis - Dollars in Thousands)	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,686,995	$95,520	5.66%	$1,829,193	$106,342	5.81%	$1,961,990	$118,186	6.02%
Taxable Investment Securities	243,059	3,320	1.38	126,078	2,681	2.12	83,648	2,698	3.22
Tax-Exempt Investment Securities(2)	62,497	996	1.59	90,352	2,332	2.58	105,683	4,106	3.88
Funds Sold	228,766	548	0.24	248,659	587	0.23	32,911	82	0.25
Total Earning Assets	2,221,317	100,384	4.52%	2,294,282	111,942	4.88%	2,184,232	125,072	5.73%
Cash & Due From Banks	48,823			51,883			76,107
Allowance for Loan Losses	(32,066)			(40,717)			(42,331)
Other Assets	345,123			339,283			298,807
TOTAL ASSETS	$2,583,197			$2,644,731			$2,516,815

LIABILITIES
NOW Accounts	$748,774	$890	0.12%	$863,719	$1,406	0.16%	$711,753	$1,039	0.15%
Money Market Accounts	282,271	437	0.15	320,786	1,299	0.41	320,531	1,288	0.40
Savings Accounts	151,801	73	0.05	131,945	65	0.05	121,582	60	0.05
Other Time Deposits	330,750	2,547	0.77	413,428	5,875	1.42	420,198	8,198	1.95
Total Interest Bearing Deposits	1,513,596	3,947	0.26%	1,729,878	8,645	0.50%	1,574,064	10,585	0.67%
Short-Term Borrowings	68,061	305	0.45	27,864	159	0.57	79,321	291	0.36
Subordinated Notes Payable	62,887	1,380	2.16	62,887	2,008	3.15	62,887	3,730	5.85
Other Long-Term Borrowings	47,841	1,905	3.98	51,767	2,150	4.15	51,973	2,236	4.30
Total Interest Bearing Liabilities	1,692,385	7,537	0.45%	1,872,396	12,962	0.69%	1,768,245	16,842	0.95%
Noninterest Bearing Deposits	567,987			462,445			418,365
Other Liabilities	59,777			45,211			54,660
TOTAL LIABILITIES	2,320,149			2,380,052			2,241,270

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	263,048			264,679			275,545

TOTAL LIABILITIES & EQUITY	$2,583,197			$2,644,731			$2,516,815

Interest Rate Spread			4.07%			4.19%			4.78%
Net Interest Income		$92,847			$98,980			$108,230
Net Interest Margin(3)			4.18%			4.32%			4.96%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $1.5 million, $1.5 million, and $1.6 million in 2011, 2010, and 2009, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3
RATE/VOLUME ANALYSIS(1)

	2011 Changes From 2010			2010 Changes From 2009
	Due to Average			Due to Average
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Volume	Rate	Total	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(10,822)	$(8,181)	$(2,641)	$(11,844)	$(7,362)	$(4,482)
Investment Securities:
Taxable	640	1,908	(1,268)	(17)	753	(770)
Tax-Exempt(2)	(1,337)	(719)	(618)	(1,774)	(596)	(1,178)
Funds Sold	(39)	(46)	7	505	536	(31)

Total	(11,558)	(7,038)	(4,520)	(13,130)	(6,669)	(6,461)

Interest Bearing Liabilities:
NOW Accounts	(515)	(187)	(328)	366	222	144
Money Market Accounts	(862)	(156)	(706)	12	1	11
Savings Accounts	8	10	(2)	5	5	0
Time Deposits	(3,329)	(1,176)	(2,153)	(2,323)	(132)	(2,191)
Short-Term Borrowings	145	135	10	(132)	(218)	86
Subordinated Notes Payable	(628)	—	(628)	(1,722)	—	(1,722)
Long-Term Borrowings	(244)	(163)	(81)	(86)	(9)	(77)

Total	(5,425)	(1,537)	(3,888)	(3,880)	(131)	(3,749)

Changes in Net Interest Income	$(6,133)	$(5,501)	$(632)	$(9,250)	$(6,538)	$(2,712)

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

Provision for Loan Losses

The provision for loan losses was $19.0 million in 2011, compared to $23.8 million in 2010 and $40.0 million in 2009. The decline in the loan loss provision for 2011 was primarily due to lower specific reserves required for newly identified impaired loans. Early in the credit cycle during 2008 and 2009, we experienced a higher volume of impaired loan additions related to higher risk borrowing activities, primarily construction and land development, a large portion of which has migrated through the collection and resolution cycle. We discuss this trend in further detail below under Risk Element Assets and Allowance for Loan Losses.

The reduction in the loan loss provision for 2010 compared to 2009 reflected lower impaired loan reserves as the balance of our impaired loans declined and inflow into the impaired category slowed significantly year over year. The balance of our impaired loans totaled $87.8 million at year-end 2010 compared to $112.0 million at year-end 2009. A reduction in our general reserve also contributed to the lower loan loss provision. Improved loan quality trends realized in loan delinquencies, problem loan inflow, and classified loans contributed to the reduction in general reserve requirements.

Noninterest Income

Noninterest income totaled $58.8 million in 2011, $56.8 million in 2010, and $57.4 million in 2009. For 2011, the $2.0 million increase over 2010 was driven by a $2.2 million increase in other income. The increase in other income reflects a $3.2 million pre-tax gain from the sale of our Class B shares of Visa stock that was partially offset by lower merchant fees of $1.1 million. Higher retail brokerage fees of $0.4 million and bank card fees of $0.9 million also contributed to the year over year increase, but were partially offset by lower deposit fees of $1.0 million.

For 2010, the $0.6 million decline was driven by lower deposit fees of $1.6 million and other income of $0.9 million, partially offset by higher asset management fees of $0.3 million, mortgage banking fees of $0.2 million, retail brokerage fees of $0.2 million, and bank card fees totaling $1.3 million.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 39.1% in 2011, 36.8% in 2010, and 35.1% in 2009. The improvement in this metric for 2011 was driven by the gain from the sale of our Visa stock. This metric was also impacted by a lower level of net interest income in both 2011 and 2010.

Legislated changes to Regulation E, which went into effect in July 2010, adversely impacted our deposit fees and, while we are exempt from requirements of Section 920 of the Dodd-Frank Act (the “Durbin Amendment”) and therefore not directly impacted, we do not yet know to what extent our interchange income will be indirectly affected as the market adjusts to the implementation of the Durbin Amendment. In an effort to address the impact of these legislative changes, we continue to develop strategies aimed at deepening our banking relationships with our existing client base, improving our fee collection experience, and growing our wealth management line of business.

The table below reflects the major components of noninterest income.

	For the Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Noninterest Income:
Service Charges on Deposit Accounts	$25,451	$26,500	$28,142
Data Processing Fees	3,230	3,610	3,628
Asset Management Fees	4,364	4,235	3,925
Retail Brokerage Fees	3,251	2,820	2,655
Securities Transactions	—	8	10
Mortgage Banking Fees	2,675	2,948	2,699
Interchange Fees(1)	5,622	5,077	4,432
ATM/Debit Card Fees(1)	4,519	4,123	3,515
Other	9,736	7,504	8,385
Total Noninterest Income	$58,848	$56,825	$57,391

(1) Together called “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. For 2011, deposit service charge fees totaled $25.5 million, compared to $26.5 million in 2010 and $28.1 million in 2009. The $1.0 million, or 4.0%, decline from 2010 was attributable to a lower level of overdraft fees, partially offset by lower overdraft charge-offs and refunded service charges. The $1.6 million, or 5.8%, decline from 2009 was also attributable to a lower level of overdraft fees, partially offset by a lower level of overdraft charge-offs. For both 2011 and 2010, the reduction in overdraft fees was due to reduced activity, which reflects a higher level of consumer awareness that has both impacted consumer and business spending habits, as well as new overdraft rules under Regulation E that became effective in mid 2010. We continue to improve our overdraft product risk management procedures and our fee collection experience to mitigate the impact the Regulation E overdraft rules have had on this revenue stream.

Data Processing Fees. For 2011, data processing fees totaled $3.2 million, compared to $3.6 million in 2010 and $3.6 million in 2009. The $0.4 million, or 10.5%, decline from 2010 reflects a reduction in the number of banks that we process for as two of our bank clients were acquired and migrated to a new processor in mid-2011. We currently maintain processing arrangements with five banks and five government agencies. One of the government agency clients represents approximately 41% of our total data processing fees revenue. We have performed item processing for this agency for approximately 30 years – the processing contract is subject to renewal every three years and was last renewed in 2011. We project that the loss of the two aforementioned bank clients will have an approximate $0.9 million annual impact on our data processing fees. For 2010, our data processing fees were essentially flat compared to 2009.

Asset Management Fees. For 2011, asset management fees totaled $4.4 million, compared to $4.2 million in 2010 and $3.9 million in 2009. At year-end 2011, assets under management totaled $660.6 million, reflecting a decrease of $84.3 million, or 11.3% from 2010. At year-end 2010, assets under management totaled $744.9 million, reflecting an increase of $38.1 million, or 5.4% from 2009. The higher level of fees for 2011 was due to revision to our fee schedule for all account types. The increase in fees for 2010 was due to higher asset valuations for managed accounts. Fees charged on our asset management accounts are based on a percentage of asset value.

Retail Brokerage Fees. Fees from the sale of retail investment and insurance products totaled $3.2 million in 2011 compared to $2.8 million in 2010 and $2.7 million for 2009. The increase for both comparable periods generally reflects higher account activity by existing clients due to more active financial planning, and increased sales efforts including more active outside prospecting for new client relationships and expansion of existing banking relationships.

Mortgage Banking Fees. Mortgage banking fees totaled $2.7 million in 2011 compared to $3.0 million in 2010 and $2.7 million in 2009. The $0.3 million, or 9.3%, decline in 2011 was attributable to lower loan production that reflects lower home purchase activity in our Tallahassee market due to lingering concerns about job and benefit reductions due to the state budget deficit. For 2010, a higher level of new loan production, including FHA which provides a greater profit margin, drove the improvement in fee revenue. Market conditions, housing activity, the level of interest rates and the percent of our fixed rate production have significant impacts on our mortgage banking fees.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) totaled $10.1 million in 2011 compared to $9.2 million in 2010 and $7.9 million in 2009. The increase for both comparable periods reflects higher card utilization as well as an increase in the number of active cards due to an increase in transaction accounts. Additionally, an ATM fee increase contributed to the higher revenues in 2011, while a debit card promotion and improved utilization of our business debit card contributed to the increase for 2010.

Legislation enacted under the Durbin Amendment to the Dodd-Frank Act regulates the amount of interchange fee that can be charged for debit card transactions, placing a cap on the payment system fee that can be charged to merchants by banks with $10 billion or more in assets. In the final rules passed by the Federal Reserve, banks with less than $10 billion were exempted (“Small Bank Exemption”) from the new debit card interchange rules. We will continue to monitor the potential indirect impact to us from the new debit card interchange rules, but since its implementation there has been no material unfavorable impact on our bank card fee revenue stream.

Other. Other noninterest income totaled $9.7 million in 2011 compared to $7.5 million and $8.4 million, respectively, for 2010 and 2009. The $2.2 million, or 29.7%, increase for 2011 reflects a $3.2 million pre-tax gain from the sale of the Class B shares of our Visa stock, partially offset by a $1.1 million reduction in merchant fees. For 2010, the $0.9 million, or 10.5%, decrease was driven by lower merchant fees due to the sale of our merchant services portfolio in August 2008. After the sale of the portfolio, we continued to service one of our larger remaining clients until mid-2010 at which time this client migrated to another processor. The reduction in this revenue source is substantially offset by a reduction in processing costs which is reflected in noninterest expense (miscellaneous expense) – the impact on net income due to the sale of our merchant portfolio was not material.

Noninterest Expense

Noninterest expense totaled $126.2 million in 2011 compared to $133.9 million in 2010 and $132.1 million in 2009. For 2011, the $7.7 million, or 5.7%, decline from 2010 reflects lower other expense of $7.8 million and occupancy expense of $0.8 million, partially offset by higher compensation expense of $0.9 million. The decline in other expense was driven by lower expense for FDIC insurance fees of $1.9 million, intangible amortization of $2.0 million, and OREO properties of $2.2 million.

For 2010, the $1.8 million increase reflects higher expense for OREO properties of $7.3 million and FDIC insurance fees of $1.2 million that were partially offset by lower expense for compensation of $2.3 million, printing and supplies of $0.4 million, advertising of $0.4 million, intangible amortization of $1.4 million, professional fees of $0.2 million, and miscellaneous expense of $2.1 million. The reduction in miscellaneous expense for 2010 was due to lower interchange fees of $1.0 million, as well as the reversal of our remaining Visa litigation reserve of approximately $0.8 million, which had the effect of reducing noninterest expense.

Our operating efficiency ratio (expressed as noninterest expense, net of intangible amortization, as a percent of taxable equivalent net interest income plus noninterest income) was 82.79%, 84.23% and 77.33% in 2011, 2010 and 2009, respectively. Reduction in taxable equivalent net interest income, higher OREO expense, and an increase in FDIC insurance fees are the primary reasons for the elevated efficiency ratio for all of the aforementioned periods. The improvement in this metric for 2011 was primarily due to the favorable impact of the $3.2 million pre-tax gain from the sale of our Class B shares of Visa stock.

In 2012, we expect to continue to realize an elevated level of costs related to the management and resolution of nonperforming assets. These costs are primarily related to legal fees to support the collection of loans and OREO properties, OREO carrying costs and valuation write-downs. We continue to review and evaluate opportunities to optimize our operations and reduce operating costs as well better manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	For the Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Noninterest Expense:
Salaries	$50,417	$50,102	$50,494
Associate Benefits	13,225	12,653	14,573
Total Compensation	63,642	62,755	65,067

Premises	9,622	10,010	9,798
Equipment	8,558	8,929	9,096
Total Occupancy	18,180	18,939	18,894

Legal Fees	4,106	4,301	3,975
Professional Fees	3,832	4,338	4,501
Processing Services	3,708	3,651	3,591
Advertising	2,471	2,905	3,285
Travel and Entertainment	898	958	1,123
Printing and Supplies	1,321	1,455	1,882
Telephone	1,895	2,059	2,227
Postage	1,780	1,650	1,711
FDIC Insurance Fees	4,474	6,324	5,167
Intangible Amortization	675	2,682	4,042
Other Real Estate Owned	12,677	14,922	7,577
Miscellaneous	6,587	6,977	9,073
Total Other	44,426	52,222	48,154

Total Noninterest Expense	$126,248	$133,916	$132,115

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $63.6 million in 2011, $62.8 million in 2010, and $65.1 million in 2009. The $0.9 million, or 1.4%, increase in 2011 was due to higher associate salary expense of $0.3 million and higher associate benefit expense of $0.6 million. The increase in associate salaries reflects higher performance pay of $1.1 million and lower realized loan cost of $0.3 million, partially offset by lower base salary expense of $1.1 million. The increase in performance pay reflects an increased pay-out level for both associate and company incentive plans compared to the prior year. Realized loan cost, which reflects the deferral and amortization of loan costs, is accounted for as a credit offset to salary expense. A lower number of loans originated during 2011 compared to the prior year reduced the amount of this credit offset. The decrease in base salary expense reflects a reduction in associate headcount attributable to attrition. The increase in associate benefit expense for 2011 was due to higher expense for our defined benefit pension plan primarily driven by the lower discount rate used for computing plan cost.

For 2010, the $2.3 million reduction in 2010 was driven by lower associate benefit expense of $1.9 million attributable to lower expense for our defined benefit pension plan reflecting improved plan asset returns. Lower associate salary expense of $0.4 million also contributed to the decrease and primarily reflects lower base salary expense due to a reduction in associate headcount.

Occupancy. Occupancy expense (including premises and equipment) totaled $18.1 million for 2011, $18.9 million for 2010, and $18.9 million for 2009. For 2011, lower expense for furniture, fixtures, and equipment (“FF&E”) depreciation of $0.4 million, retail office leases of $0.5 million, and utilities of $0.1 million was partially offset by higher expense for premises depreciation of $0.1 million and software licenses of $0.1 million. The reduction in FF&E depreciation expense primarily reflects full depreciation of larger technology components of both our mainframe and network systems. Utility expense declined due to energy management initiatives implemented during 2011 as well as lower utility rates in our Tallahassee market. The unfavorable variance in software license expense was primarily due to the upgrade of our financial reporting system during 2011. Occupancy expense for 2010 compared to 2009 was favorably impacted by lower expense for retail office leases of $0.2 million, FF&E depreciation of $0.1 million, and software licenses of $0.1 million, partially offset by higher premises depreciation of approximately $0.4 million. During 2010, we put into service two newly constructed retail offices in our Macon and Palatka markets that were previously leased and a newly constructed building for our wealth management line of business in our Tallahassee market. This activity drove the aforementioned variances in premises depreciation and retail office lease expense for 2011 and 2010.

Other. Other noninterest expense totaled $44.4 million in 2011, $52.2 million in 2010, and $48.2 million in 2009. The $7.8 million, or 14.9%, decline from 2010 was primarily due to lower expense for OREO properties of $2.2 million, intangible amortization of $2.0 million, and FDIC insurance fees of $1.9 million. Lower expense for professional fees of $0.5 million, advertising of $0.4 million, legal fees of $0.2 million, telephone of $0.2 million, and miscellaneous expense of $0.4 million also contributed to the favorable variance. The lower level of expense for OREO properties reflects a decline in the level of valuation adjustments. Intangible amortization expense declined due to the full amortization of core deposit intangibles related to several past acquisitions. The reduction in FDIC insurance fees reflects a lower rate due to recent changes to the FDIC premium structure; we expect 2012 fees to approximate the level realized in 2011. Professional fees declined due to higher consulting fees paid in 2010 related to the review of our vendor contracts. The reduction in advertising expense primarily reflects efficiencies gained in the promotion of our free checking products. Lower fees paid for problem loan resolution support drove the favorable variance in legal fees. Telephone expense declined primarily due to the renegotiation of certain telecom contracts during 2010. The reduction in miscellaneous expense in 2011 was attributable to a decline in interchange fees due to the sale of our merchant processing business as noted above in our discussion of noninterest income.

For 2010, the $4.1 million, or 8.4%, increase over 2009 was due to higher expense for OREO properties of $7.3 million and FDIC insurance fees of $1.2 million that were partially offset by lower expense for intangible amortization of $1.4 million, professional fees of $0.2 million, advertising of $0.4 million, printing and supplies of $0.4 million, and miscellaneous expense of $2.1 million. The higher level of OREO expense was due to growth in OREO properties under management during 2010 and the associated carrying costs, as well as an increase in valuation write-downs. The unfavorable variance in 2010 for FDIC insurance fees was due to a higher premium rate as well as higher deposit balances. The decline in intangible amortization expense in 2010 reflects the full amortization of core deposit intangibles recorded during 2004 and 2005. The reductions realized in professional fees, advertising, and printing/supplies in 2010 generally reflect management initiatives to better manage controllable expenses. The reduction in miscellaneous expense for 2010 was due to lower interchange fees that reflect lower processing costs for our merchant processing business. After the sale of the business line, we continued to service one of our larger clients until mid-2010 at which time this client migrated to another processor. The reduction in this expense was more than offset by a decline in merchant fee revenue which is reflected in noninterest income. As previously mentioned, the impact on operating profit for all periods due to the sale of our merchant portfolio was not material. The reversal of our Visa litigation reserves in 2010 totaling $0.8 million also had a favorable impact on other noninterest expense.

Income Taxes

For 2011, we realized income tax expense of $0.6 million (effective tax rate of 11.4%) compared to an income tax benefit of $3.0 million (effective tax rate of 87.8%) for 2010 and an income tax benefit of $5.3 million (effective tax rate of 60.6%) for 2009. A higher level of book operating profit drove the higher level of tax expense compared to all prior year periods. The tax provisions for 2011 and 2010 were also affected by the recognition of tax contingencies totaling approximately $1.0 million and $0.4 million, respectively.

At December 31, 2011, we had net deferred tax assets of $28.4 million (see Note 10 – Income Taxes in our Consolidated Financial Statements), Of this amount, approximately $25.1 million represents temporary differences between the financial statement carrying amounts and the corresponding tax bases of assets and liabilities, which will reverse over time and do not have defined expiration periods. Approximately $2.7 million of the remaining net deferred tax asset balance relates to the Bank’s separate state net operating loss carry-forwards that have defined expiration dates which are typically 20 years from the date of creation. Accounting Standards Codification Topic 740, Income Taxes, requires us to assess whether a valuation should be established against the deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. We consider both positive and negative evidence and analyze changes in near-term market conditions as well as other factors which may impact future operating results. At year-end 2011, after consideration of all available evidence, we believe that it is more likely than not we will be able to realize deferred tax benefits through our ability to carry state net operating losses forward to profitable years. Despite being in a three-year cumulative loss position for book purposes at year-end 2011, we believe that our historical earnings performance, capital position and financial projections support this assessment, and we expect these state net operating losses to be fully utilized in advance of their expiration.

FINANCIAL CONDITION

Average assets totaled approximately $2.583 billion for the year 2011, a decrease of $61.5 million, or 2.3%, over 2010. Average earning assets were approximately $2.221 billion, representing a decrease of $73.0 million, or 3.2%, over 2010. Year over year, average investment securities increased $89.1 million, while average short-term investments and average loans declined $19.9 million and $142.2 million, respectively. We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

In 2011, average loans decreased $142.2 million, or 7.8%, compared to $132.8 million, or 6.8%, in 2010. Loans as a percent of average earning assets declined to 75.9% in 2011, down from the 2010 and 2009 levels of 79.7% and 89.8%, respectively. The loan portfolio experienced continued runoff throughout 2011 driven by declines in all portfolios with the exception of loans to tax-exempt organizations. The largest declines over the past two years were experienced in the commercial, construction, commercial real estate, and residential real estate portfolios. Weak loan demand attributable to the lack of consumer confidence and a sluggish economy continued to significantly impact all portfolios in most markets. In addition to lower production and normal amortization and payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the other real estate owned category. During 2011, loan resolutions (gross charge-offs plus loans transferred to OREO) accounted for $63.6 million, or 49%, of the net reduction in total loans of $130.0 million (based on “as of”) balances. Since the end of 2007, loan resolutions have accounted for $256.2 million, or approximately 89% of the net reduction in the portfolio of $287.2 million.

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

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed rate loans that are sold into the secondary market to third party purchasers on a best efforts delivery basis with servicing released. A majority of our adjustable rate loan product is retained in our loan portfolio. While the loans sold into the secondary market are without recourse, the purchase agreements require us to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties. If it is determined that a loan was sold in breach of these representations or warranties, we have the obligation to either repurchase the loan for the unpaid balance and related investor fees or make the purchaser whole for the economic benefits of the loan. From January 1, 2007 through December 31, 2011, we originated 4,388 residential real estate loans totaling approximately $685 million that were sold into the secondary market to investors. Of this amount, we have been required to repurchase one loan for the principal amount of approximately $0.2 million. Additionally, since January 1, 2007, we have been required to indemnify one investor in the amount of approximately $0.1 million.

Table 4
SOURCES OF EARNING ASSET GROWTH

	2010 to 2011 Change	Percentage Total Change	Components of Average Earning Assets
(Average Balances – Dollars In Thousands)			2011	2010	2009
Loans:
Commercial, Financial, and Agricultural	$(17,476)	(24.0)%	6.6%	7.2%	9.1%
Real Estate – Construction	(32,850)	(45.0)	1.4	2.8	6.4
Real Estate – Commercial	(37,368)	(51.0)	29.6	30.3	31.5
Real Estate – Residential	(30,640)	(42.0)	18.3	19.1	31.6
Real Estate – Home Equity	(503)	(1.0)	11.1	10.8	31.5
Consumer	(23,361)	(32.0)	8.8	9.5	11.2
Total Loans	$(142,198)	(195.0)%	75.8%	79.7%	89.8%

Investment Securities:
Taxable	$116,981	160.0%	11.0%	5.5%	3.8%
Tax-Exempt	(27,855)	(38.0)	2.9	4.0	4.9
Total Securities	89,126	122.0	13.9	9.5	8.7

Funds Sold	(19,893)	(27.0)	10.3	10.8	1.5

Total Earning Assets	$(72,965)	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 75.0% in 2011 from 83.6% in 2010. The lower loan-to-deposit ratio reflects both the decline in average loan balances, and growth in average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5. Table 6 arrays our total loan portfolio as of December 31, 2011, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 34.0% as of December 31, 2011, versus 34.0% at December 31, 2010.

Table 5
LOANS BY CATEGORY

	As of December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Commercial, Financial and Agricultural	$130,879	$157,394	$189,061	$206,230	$208,864
Real Estate - Construction	26,367	43,239	111,249	141,973	142,248
Real Estate – Commercial Mortgage	639,140	671,702	716,791	656,959	634,920
Real Estate - Residential	399,372	430,541	416,469	484,238	488,372
Real Estate – Home Equity	244,263	251,565	246,722	218,500	192,428
Consumer	188,662	204,230	235,648	249,897	249,018
Total Loans, Net of Unearned Interest	$1,628,683	$1,758,671	$1,915,940	$1,957,797	$1,915,850

Table 6
LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$60,771	$45,440	$11,784	$117,995
Real Estate – Construction	23,373	2,676	318	26,367
Real Estate – Commercial Mortgage	132,481	125,819	393,724	652,024
Real Estate – Residential	79,616	44,665	275,090	399,371
Real Estate – Home Equity	669	10,826	232,768	244,263
Consumer(1)	17,751	121,025	49,887	188,663
Total	$314,661	$350,451	$963,571	$1,628,683

Loans with Fixed Rates	$131,665	$269,623	$168,384	$569,672
Loans with Floating or Adjustable Rates	182,996	80,828	795,187	1,059,011
Total	$314,661	$350,451	$963,571	$1,628,683

(1)           Demand loans and overdrafts are reported in the category of one year or less.

Risk Element Assets

Risk element assets consist of nonaccrual loans, TDR’s, past due loans, OREO, potential problem loans, and loan concentrations. Table 7 depicts certain categories of our risk element assets as of December 31st for each of the last five years.

At year-end 2011, our nonperforming assets (including nonaccrual loans and OREO) totaled $137.6 million, an increase of $14.0 million from year-end 2010, driven by an increase in both nonaccrual loans and OREO. Nonaccrual loans totaled $75.0 million at year-end 2011, an increase of $9.3 million from year-end 2010. OREO balances totaled $62.6 million at year-end 2011 compared to $57.9 million at year-end 2010. Total nonperforming assets represented 5.21% of total assets at year-end 2011 compared to 4.72% at year-end 2010.

We have implemented a number of measures and allocated significant resources to reduce our level of nonperforming assets and mitigate losses. The absolute level of nonperforming assets remained elevated at year-end 2011 due to the inflow of nonaccruals in the fourth quarter of 2011. During 2011, we reached a low level of $115 million in nonperforming assets at the end of the third quarter of 2011 and realized good momentum throughout 2011 in disposing of OREO properties. Overall, our exposure to higher loss content loans secured by vacant land continued to decline to 32% of the nonperforming asset portfolio at December 31, 2011 compared to 39% at December 31, 2010, of which 81% and 88%, respectively, was comprised of residential properties.

Our loan portfolio will continue to be impacted by the slower pace of the economic recovery in our region and markets, a sluggish real estate market due to high inventory levels, and lack of consumer and investor confidence. We expect these factors to continue to impact the pace of our nonperforming asset resolution and/or disposal, therefore, making it difficult to predict period to period changes in the level of our nonperforming assets.

Table 7
RISK ELEMENT ASSETS

	As of December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007

Nonaccruing Loans:
Commercial, Financial and Agricultural	755	1,059	2,729	1,579	568
Real Estate - Construction	334	1,907	20,797	21,611	9,179
Real Estate - Commercial Mortgage	42,820	26,874	29,042	29,749	9,105
Real Estate - Residential	25,671	30,189	26,599	38,182	5,578
Real Estate - Home Equity	4,283	4,803	5,280	3,846	509
Consumer	1,160	868	1,827	1,909	—
Total Nonperforming Loans (“NPLs”)(1)	$75,023	$65,700	$86,274	$96,876	$25,119
Other Real Estate Owned	62,600	57,937	36,134	9,222	3,043
Total Nonperforming Assets (“NPAs”)	$137,623	$123,637	$122,408	$106,098	$28,162
Past Due Loans 30 – 89 Days	19,425	24,193	36,501	37,343	28,157
Past Due Loans 90 Days or More (accruing)	224	159	—	88	416
Performing Troubled Debt Restructurings	37,675	21,649	21,644	1,744	—

Nonperforming Loans/Loans	4.61%	3.74%	4.50%	4.95%	1.31%
Nonperforming Assets/Total Assets	5.21	4.72	4.52	4.26	1.08
Nonperforming Assets/Loans Plus OREO	8.14	6.81	6.27	5.39	1.47
Nonperforming Assets/Capital(2)	48.63	41.99	39.25	33.59	9.06
Allowance/Nonperforming Loans	41.37%	53.94%	51.00%	38.20%	71.92%

(1)	Nonaccrual TDR’s totaling $13 million are included in nonaccrual/NPL totals for December 31, 2011.
(2)	For computation of this percentage, “Capital” refers to shareowners’ equity plus the allowance for loan losses.

Nonaccrual Loans. Nonaccrual loans totaled $75.0 million at year-end 2011, an increase of $9.3 million from year-end 2010. Our nonaccrual loan balance reached a low of $53.4 million in the third quarter of 2011, but gross additions increased in the fourth quarter of 2011 as we were not successful in restructuring workout agreements with two large loan relationships. Three other large relationships were added to nonaccrual status during the fourth quarter of 2011 due to increased uncertainty about the borrowers’ continued ability to repay under the existing repayment terms. Each of the three relationships continues to make payments, though not in a timely manner. The five aforementioned relationships constituted approximately $16.9 million of the $21.6 million increase in nonaccrual loans from the third quarter of 2011. The addition of these loans did not result in a material increase in impaired reserves because we believe the underlying collateral is sufficient to mitigate any additional losses. During 2011, we realized a slightly lower level of loan defaults and additions to the nonaccrual category. A majority of the year over year increase in nonaccrual loans was realized in the commercial real estate category, a major portion of which was related to loans in the investor real estate, improved property category.

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income. Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. If interest on our loans classified as nonaccrual during 2011 had been recognized on a fully accruing basis, we would have recorded an additional $5.7 million of interest income for the year ended December 31, 2011.

The composition of our nonaccrual loan portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2011	2010
Commercial, Financial and Agricultural	$755	$1,059
Real Estate - Construction	334	1,907
Real Estate - Commercial Mortgage	42,820	26,874
Real Estate - Residential	25,671	30,189
Real Estate - Home Equity	4,283	4,803
Consumer	1,160	868
Total Nonaccrual Loans	$75,023	$65,700

Vacant land loans of $7.9 million (approximately 99 borrowing relationships) represented approximately 10% of our nonaccrual loan balance at year-end 2011, which is a decline from $18.7 million, or 28%, at the end of 2010, $38.0 million, or 44%, at the end of 2009, and $51.3 million, or 53%, at year-end 2008. This declining trend reflects the migration of these loans through the resolution process as well as the slowdown in loan defaults for the remaining portion of this portfolio class. Of the $7.9 million in these loans at year-end 2011, most (90%) were in the residential real estate loan category.

Troubled Debt Restructurings. TDR’s are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower. From time to time our lenders will modify a loan as a workout alternative. Most of these instances involve a principal moratorium or extension of the loan term.

Loans classified as TDR’s at year-end 2011 totaled $50.7 million compared to $28.1 million at year-end 2010. Accruing TDR’s make up approximately $37.7 million, or 78%, of our TDR portfolio at year-end 2011 of which $1.0 million was over 30 days past due. The weighted average rate for the loans within the accruing TDR portfolio is 5.4%. During 2011, we modified 148 loan contracts totaling approximately $36.4 million of which 22 loan contracts totaling $9.2 million have defaulted. The clarified TDR accounting guidance issued in 2011 may result in renewals of some classified loans being considered TDR’s, even if no reduction in rate is offered as the renewal rate may be below market rates for similar credit risk profiles; as we continue to work with our borrowers and take a course of action most advantageous to the Bank in the long-term, we expect TDR’s to remain elevated.

Modified loans are subject to an underwriting evaluation as well as our policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2011		2010
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$694	$—	$768	$101
Real Estate - Construction	178	—	660	—
Real Estate - Commercial	20,062	12,029	10,635	5,742
Real Estate - Residential	15,553	947	8,884	615
Real Estate - Home Equity	1,161	—	648	—
Consumer	27	—	54	—
Total TDR’s	$37,675	$12,976	$21,649	$6,458

(1)	Nonaccruing TDR’s are included in nonaccrual/NPL totals and NPA/NPL ratio calculations.

Other Real Estate Owned. OREO represents property acquired as the result of borrower defaults on loans or by receiving a deed in lieu of foreclosure. OREO is recorded at the lower of cost or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are either revalued internally or by a third party appraiser as required by applicable regulations. Subsequent declines in value are reflected as other noninterest expense. Carrying costs related to maintaining the OREO properties are expensed as incurred and are also reflected as other noninterest expense.

OREO totaled $62.6 million at December 31, 2011 versus $57.9 million at December 31, 2010. During 2011, we added properties totaling $37.9 million and partially or completely liquidated properties totaling $27.8 million. Revaluation adjustments for other real estate owned properties during 2011 totaled $5.0 million and were charged to noninterest expense when realized. For 2010, we added properties totaling $49.2 million and partially or completely liquidated properties totaling $18.1 million. Revaluation adjustments for other real estate owned properties during 2010 totaled $9.3 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2011	2010
Lots/Land	$38,866	$33,923
Residential 1-4	10,403	14,092
Commercial Building	11,143	8,209
Other	2,188	1,713
Total OREO	$62,600	$57,937

Potential Problem Loans. Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms. At December 31, 2011, we had $18.0 million in loans of this type which are not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $23.0 million at year-end 2010. Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the loan portfolio has historically been secured with real estate, approximately 80% at year-end 2011 and 79% at year-end 2010. The primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2011, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 39.2% and 39.5%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property. Property type concentrations are stated as a percentage of year-end total real estate loans.

	As of December 31,
	2011		2010
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	12.2	—	14.9	—
Improved Property	24.5	63.3	23.8	61.3
Total Real Estate Loans	36.7	63.3	38.7	61.3

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category. Beginning in 2008 and continuing through 2011, we have worked to reduce our exposure to the higher risk land and construction category through pro-active work-outs, appropriate charge-offs, or foreclosure. Approximately 68% of this category was secured by residential real estate at year-end 2011.

Allowance for Loan Losses

Management believes it maintains the allowance for loan losses at a level sufficient to provide for the estimated credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance. The allowance for loan losses is established through a provision charged to expense. Loan losses are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management’s judgment of overall credit quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on revisions to our assessment of the loan portfolio’s overall credit quality and other risk factors both internal and external to us.

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

For 2011, our net charge-offs totaled $23.4 million, or 1.39%, of average loans, compared to $32.4 million, or 1.77%, for 2010, and $32.6 million, or 1.66%, for 2009. A $6.0 million reduction in construction loan charge-offs drove the year over year decline in net charge-offs in 2011. Over the last four years, we have recorded a cumulative loan loss provision totaling $115.3 million, or 6.0%, of beginning loans and have recognized cumulative net charge-offs of $102.0 million, or 5.3%. During this period, approximately $38.5 million, or 39%, of our gross loan losses were related to loans secured by vacant land, primarily residential real estate property. We believe that our loan losses have now stabilized, but will remain elevated in 2012 due to the slower pace of economic recovery in our markets and its impact on our borrowers.

Table 9 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed.

At year-end 2011, the allowance for loan losses of $31.0 million was 1.91% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans compared to 2.01% and 54%, respectively, at the end of 2010, and 2.30% and 51% at the end of 2009. Year over year the reduction in the allowance for loan losses generally reflects the changing mix of our impaired loan portfolio which is now much less centered in the residential construction and land categories. Our exposure to vacant land continued decline in 2011 and 2010 as we resolved relationships through foreclosure/charge-off or develop work out strategies. Impaired loans secured by vacant land totaled $7.9 million at year-end 2011 compared to $19.3 million at year-end 2010 and $35.8 million at year-end 2009. It is management’s opinion that the allowance at December 31, 2011 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 8
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
(Dollars in Thousands)	2011		2010		2009		2008		2007

Balance at Beginning of Year	$35,436		$43,999		$37,004		$18,066		$17,217
Reclassification of Unfunded Reserve to Other Liability	—		—		392		—		—

Charge-Offs:
Commercial, Financial and Agricultural	1,843		2,118		2,590		1,649		1,462
Real Estate - Construction	114		5,877		8,031		2,581		166
Real Estate - Commercial	6,713		8,762		4,417		1,499		709
Real Estate - Residential	11,870		12,168		13,491		3,787		407
Real Estate - Home Equity	2,727		3,087		1,632		267		1,022
Consumer	2,924		3,502		5,912		6,192		3,451
Total Charge-Offs	26,191		35,514		36,073		15,975		7,217

Recoveries:
Commercial, Financial and Agricultural	387		370		567		331		174
Real Estate - Construction	14		8		540		4		—
Real Estate - Commercial	251		261		53		15		14
Real Estate - Residential	478		385		525		161		34
Real Estate - Home Equity	214		555		5		1		2
Consumer	1,450		1,548		1,753		1,905		1,679
Total Recoveries	2,794		3,127		3,443		2,417		1,903

Net Charge-Offs	23,397		32,387		32,630		13,558		5,314

Provision for Loan Losses	18,996		23,824		40,017		32,496		6,163

Balance at End of Year	$31,035		$35,436		$43,999		$37,004		$18,066

Ratio of Net Charge-Offs to Average Loans Outstanding	1.39%		1.77%		1.66%		0.71%		0.27%

Allowance for Loan Losses as a Percent of Loans at End of Year	1.91%		2.01%		2.30%		1.89%		0.94%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	1.33	x	1.09	x	1.35	x	2.73	x	3.40	x

Table 9
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2011		2010		2009		2008		2007
(Dollars in Thousands)	Allow- ance Amount	Percent of Loan in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans	Allow- ance Amount	Percent of Loans in Each Category To Total Loans

Commercial, Financial and Agricultural	$1,534	8.0%	$1,544	8.9%	$2,409	9.9%	$2,401	10.5%	$3,106	10.9%
Real Estate:
Construction	1,133	1.6	2,060	2.5	12,117	5.8	8,973	7.3	3,117	7.4
Commercial	10,660	39.2	8,645	38.2	8,751	37.4	6,022	33.6	4,372	33.1
Residential	12,518	24.5	17,046	24.5	14,159	21.7	12,489	24.7	3,733	35.6
Home Equity	2,392	15.0	2,522	14.3	2,201	12.9	1,091	11.2	—	—
Consumer	1,887	11.7	2,612	11.6	3,457	12.3	5,055	12.8	2,790	13.0
Not Allocated	911	—	1,007	—	905	—	973	—	948	—

Total	$31,035	100.0%	$35,436	100.0%	$43,999	100.0%	$37,004	100.0%	$18,066	100.0%

Investment Securities

In 2011, our average investment portfolio increased $89.1 million, or 41.2%, from 2010 and increased $27.1 million, or 14.3%, from 2009 to 2010. As a percentage of average earning assets, the investment portfolio represented 13.8% in 2011, compared to 9.4% in 2010. In 2011, the increase in the average balance of the investment portfolio was a continuation of the investment strategy that started in 2010 to deploy a portion of the Bank’s liquidity. As total net loans have decreased throughout 2011 and 2010, a portion of this liquidity was utilized for additional investments, resulting in both higher yields compared to overnight funds and a larger percentage of earning assets. Additionally in 2010, securities were purchased for pledging deposits which transitioned from accounts that were guaranteed by the FDIC into products requiring pledging. In 2012, we will closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments.

In 2011, average taxable investments increased $117.0 million, or 92.8%, while tax-exempt investments decreased $27.9 million, or 30.8%. The mix changed as high quality tax-exempt securities continued to be in limited supply during 2011 resulting in a portion of the proceeds from maturing tax-exempt securities being invested in taxable securities (primarily treasuries). Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of December 31, 2011, all securities are classified as available-for-sale which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. It is neither management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity. At December 31, 2011, the investment portfolio maintained a net pre-tax unrealized gain of $1.7 million compared to a net pre-tax unrealized gain of $1.1 million at December 31, 2010. At the end of 2011, 74 of our investment securities had an unrealized loss totaling $0.8 million. These securities consists of mortgage-backed securities, SBA securities, and municipal bonds that are in a loss position because they were acquired when the general level of interest rates for the respective product type was lower than that on December 31, 2011. All securities except two have been in a loss position for less than 12 months. One of the securities in a loss position for more than 12 months is a Ginnie Mae mortgage-backed security whose loss is not material. The other position is a preferred bank stock issue which had an unrealized loss of $0.6 million. For 2011, we did not realize any additional other than temporary impairment through earnings for this security.

The average maturity of the total portfolio at December 31, 2011 and 2010 was 1.39 and 1.89 years, respectively. Mortgage-backed securities experienced shorter average lives at the end of 2011 compared to the end of 2010, as prepayment speeds were faster given the current low interest rate environment. In addition, US Treasuries experienced shorter average lives when compared to the prior year as the majority of US Treasuries were purchased in late 2010 with minor activity experienced in 2011. See Table 10 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2011 was 1.41%, versus 1.59% in 2010. This lower yield was a result of matured bonds being invested at lower market rates during 2011. Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners’ equity at December 31, 2011. New investments continue to be made selectively into high quality bonds.

Table 10 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield.

Table 10
MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	As of December 31,
	2011			2010			2009
(Dollars in Thousands)	Amortized Cost	Market Value	Weighted (1) Average Yield	Amortized Cost	Market Value	Weighted (1) Average Yield	Amortized Cost	Market Value	Weighted (1) Average Yield

U.S. GOVERNMENTS -TREASURY
Due in 1 year or less	$100,306	$100,591	0.66%	$9,050	$9,091	1.64%	$11,034	$11,111	2.04%
Due over 1 year to 5 years	67,695	68,873	1.32	151,863	153,060	0.96	11,236	11,333	1.53
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	168,001	169,464	0.94	160,913	162,151	1.00	22,270	22,444	1.78

U.S. GOVERNMENTS - AGENCY
Due in 1 year or less	—	—	—	—	—	—	—	—	—
Due over 1 year to 5 years	14,758	14,737	1.22	—	—	—	—	—	—
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	14,758	14,737	1.22	—	—	—	—	—	—

STATES & POLITICAL SUBDIVISIONS
Due in 1 year or less	25,390	25,438	1.31	52,987	53,189	1.97	58,987	59,477	3.90
Due over 1 year to 5 years	33,556	33,656	1.01	26,003	26,110	1.54	47,468	48,073	2.49
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	58,946	59,094	1.12	78,990	79,299	1.84	106,455	107,550	3.28

MORTGAGE-BACKED SECURITIES(2)
Due in 1 year or less	2,104	2,136	3.60	7,377	7,488	3.85	8,400	8,506	3.91
Due over 1 year to 5 years	48,481	49,073	2.12	31,717	32,034	2.70	24,742	25,398	4.01
Due over 5 years to 10 years	1,190	1,288	4.89	17,005	16,695	2.27	233	239	4.44
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	51,775	52,497	2.34	56,099	56,217	2.72	33,375	34,143	3.99

OTHER SECURITIES
Due in 1 year or less	—	—	—	—	—	—	—	—	—
Due over 1 year to 5 years	—	—	—	—	—	—	—	—	—
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years(3)	11,957	11,357	2.88	12,664	12,064	2.58	12,536	12,536	6.18
TOTAL	11,957	11.357	2.88	12,664	12,064	2.58	12,536	12,536	6.18

TOTAL INVESTMENT SECURITIES	$305,437	$307,149	1.30%	$308,666	$309,731	1.59%	$174,636	$176,673	3.43%

(1)

Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.

(2)	Based on weighted average life.

(3)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY

	As of December 31,
(In Years)	2011	2010	2009
U.S. Government Treasury	1.07	1.77	0.95
U.S. Government Agency	3.13	—	—
States and Political Subdivisions	1.24	0.85	0.96
Mortgage-Backed Securities	2.70	3.68	1.82
Other Securities	2.88	—	—
TOTAL	1.39	1.89	1.13

Deposits and Funds Purchased

Average total deposits for the year were $2.082 billion, a decrease of $110.7 million, or 5.1%, compared to the same period in 2010 and increased $199.9 million, or 10.0%, compared from 2009 to 2010. Deposits decreased primarily by a reduction in certificates of deposit. Additionally, a decrease resulting from existing clients moving from our Guaranteed Now Account (“GNA”) product to repurchase agreements occurred late in the fourth quarter of 2010 as further discussed below. Noninterest bearing demand and savings accounts increased, partially offsetting the above mentioned declines in GNA and certificates of deposit. The increase experienced in 2010 was a result of growth in all deposit categories except certificates of deposit.

Pursuant to changes in the FDIC’s Temporary Liquidity Guarantee Program, our GNA product was discontinued during the fourth quarter of 2010. Approximately $95 million in balances for this product remained in the NOW category, $95 million migrated to the noninterest bearing DDA category, and $60 million in balances moved to repurchase agreements as of the end of December 2010.

We continue to pursue prudent pricing discipline to manage the mix of our deposits. Therefore, we are not attempting to compete with higher rate paying competitors for deposits. We continue to experience a favorable shift in the mix of our deposits as higher cost certificates of deposit balances are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 11 reflects the shift in our deposit mix over the last year and Table 12 provides a maturity distribution of time deposits in denominations of $100,000 and over.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances (maturing in less than one year), and other borrowings, increased $40.2 million, or 144.3% in 2011. The growth is attributable to an increase in repurchase agreements of $42.2 million and a $3.0 million increase in other borrowings primarily attributable to a reclassification of an FHLB advance from long-term to short-term. The year-over-year increase in repurchase agreements was attributable to the migration of deposits from the government guarantee NOW account. See Note 8 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Strategically, we continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 11
SOURCES OF DEPOSIT GROWTH

(Average Balances - Dollars in Thousands)	2010 to 2011 Change	Percentage of Total Change	Components of Total Deposits

			2011	2010	2009
Noninterest Bearing Deposits	$105,542	95.3%	27.3%	21.1%	21.0%
NOW Accounts	(114,945)	(103.8)	36.0	39.4	35.7
Money Market Accounts	(38,515)	(34.8)	13.6	14.6	16.1
Savings	19,856	17.9	7.3	6.0	6.1
Time Deposits	(82,678)	(74.6)	15.8	18.9	21.1
Total Deposits	$(110,740)	(100.0)%	100.0%	100.0%	100.0%

Table 12
MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	December 31, 2011
	Time Certificates of Deposit	Percent
(Dollars in Thousands)
Three months or less	$25,963	30.3%
Over three through six months	18,126	21.2
Over six through twelve months	30,616	35.7
Over twelve months	10,951	12.8
Total	$85,656	100.0%

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

Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates. Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining a pool of administered core deposits, and by adjusting our rates to market conditions on a continuing basis.

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

We augment our interest rate shock analysis with alternative external interest rate scenarios on a quarterly basis. These alternative interest rate scenarios may include non-parallel rate ramps.

Analysis. Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-10.0%	+/-7.5%	+/-5.0%	+/-5.0%
December 31, 2011	-3.1%	-0.5%	0.9%	-0.4%
December 31, 2010	-9.7%	-5.5%	-1.9%	-1.0%

The Net Interest Income at Risk position improved for the month ended December 2011, when compared to the same period in 2010, for all rate scenarios. Our largest exposure is at the +300 bp level, with a measure of -3.1%, which is still within our policy limit of -10.0%. The year-over-year favorable variance is primarily attributable to a higher level of overnight funds, coupled with a larger number of maturing, short-term securities reinvested at higher “shocked” rates, and a lower level of short-term borrowings. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-12.5%	+/-10.0%	+/-7.5%	+/-7.5%
December 31, 2011	4.0%	7.8%	7.3%	-4.9%
December 31, 2010	-1.2%	2.4%	3.5%	-6.6%

Our risk profile, as measured by EVE, improved for the month ended December 2011, when compared to the same period in 2010, for both the “down rate” and “up rate” scenarios. The favorable variance between periods is attributable to a change in several key assumptions, in addition to decreases in both the Treasury and FHLB curve, resulting in improved loan and non-maturity deposit values. When comparing the up 300 scenario to the up 100 and 200 scenarios, the EVE measurement decreases to 4.0% which is primarily attributable to the varied assumptions on the non-maturity deposits in the rising rate scenarios. Based on historical data, interest rates on non-maturity deposits are increased at varied percentages in the rising rate scenarios, with the up 300 scenario being the most aggressive. All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. For the years ended December 31, 2011 and 2010, our principal source of funding has been our client deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings. We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

As of December 31, 2011, we have the ability to generate $741.8 million in additional liquidity through all of our available resources. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available. A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with the results reported to ALCO, our Market Risk Oversight Committee and the Board of Directors. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments. The weighted average life of the portfolio is 1.39 years and as of year-end had a net unrealized pre-tax gain of $1.7 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) for the fourth quarter of 2011 reflects a net overnight funds sold position of $191.8 million compared to an average net overnight funds sold position of $231.7 million in the prior quarter and an average overnight funds sold position of $172.7 million in the fourth quarter of 2010. The lower balance when compared to the third quarter of 2011 reflects declining deposits (public funds and certificates of deposit) and lower levels of short-term borrowings, partially offset by a decrease in the loan portfolio. The higher balance as compared to the fourth quarter of 2010 is primarily attributable to a net reduction in loans and an increase in repurchase agreements, partially offset by a decline in deposits, borrowings and the deployment of funds to the investment portfolio.

Capital expenditures are expected to approximate $4.0 million over the next 12 months, which consist primarily of ATM replacements, furniture and fixtures, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At December 31, 2011, advances from the FHLB consisted of $44.6 million in outstanding debt consisting of 47 notes. In 2011, the Bank made FHLB advance payments totaling approximately $3.3 million, repaid three advances for $13.0 million, and obtained one new FHLB advance totaling $0.8 million. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

Table 13
CONTRACTUAL CASH OBLIGATIONS

Table 13 sets forth certain information about contractual cash obligations at December 31, 2011.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Years	Total
Federal Home Loan Bank Advances	$3,225	$21,990	$9,059	$10,332	$44,606
Subordinated Notes Payable	—	—	—	62,887	62,887
Operating Lease Obligations	702	987	826	3,965	6,480
Time Deposit Maturities	250,802	33,228	3,531	2,279	289,840
Liability for Unrecognized Tax Benefits	1,169	2,399	1,538	522	5,628
Total Contractual Cash Obligations	$255,898	$58,604	$14,954	$79,985	$409,441

We have issued two junior subordinated deferrable interest notes to wholly-owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. See Note 9 in the Notes to Consolidated Financial Statements for additional information on these borrowings. The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The interest payment for the CCBG Capital Trust II borrowing is due quarterly and will adjust annually to a variable rate of LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of these borrowings were used to partially fund acquisitions. Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our captial stock. As of February 2012, in consultation with the Federal Reserve, we elected to defer the interest payments on the notes. We will, however, continue the accrual of the interest on the notes in accordance with our contractual obligations.

In accordance with the Holding Company Resolution, CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.

Capital

Shareowners’ equity declined by $7.1 million, or 2.7%, from $259.0 million at December 31, 2010 to $251.9 million at December 31, 2011. During 2011, shareowners’ equity was positively impacted by net income of $4.9 million, the issuance of stock totaling approximately $0.9 million, and a $0.4 million increase in our net unrealized gain on securities. Dividends paid of $5.1 million and an $8.2 million increase in the accumulated other comprehensive loss for our pension plan reduced shareowners’ equity.

Shareowners’ equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2011	2010	2009
Common Stock	172	171	170
Additional Paid-in Capital	37,838	36,920	36,099
Retained Earnings	237,461	237,679	246,460
Subtotal	275,471	274,770	282,729
Accumulated Other Comprehensive Loss, Net of Tax	(23,529)	(15,751)	(14,830)
Total Shareowners’ Equity	$251,942	$259,019	$267,899

We continue to maintain a strong capital position. The ratio of shareowners’ equity to total assets at year-end was 9.54%, 9.88%, and 9.89%, in 2011, 2010, and 2009, respectively. Management believes its strong capital base has offered protection during the course of the current economic downturn.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital. As of December 31, 2011, we exceeded these capital guidelines with a total risk-based capital ratio of 15.32% and a Tier I capital ratio of 13.96%, compared to 14.59% and 13.24%, respectively, in 2010. As allowed by Federal Reserve capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted. See Note 9 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings. See Note 14 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2011, we had a leverage ratio of 10.26% compared to 10.10% in 2010.

At December 31, 2011, our common stock had a book value of $14.68 per diluted share compared to $15.15 in 2010. Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2011, the net unrealized gain was $1.1 million compared to $0.7 million in 2010. Book value is impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715. At December 31, 2011, the net pension liability reflected in other comprehensive income was $24.6 million compared to $16.4 million at December 31, 2010. The increase in our unfunded pension liability was driven by a reduction in the discount rate used for computing the interest cost for our pension plan and a lower than anticipated return on the plan’s assets.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. To date, we have repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share. During 2011 and 2010, we did not repurchase any shares. In 2009, we repurchased 145,888 shares at an average purchase price of $10.65. We must seek prior approval from the Federal Reserve before repurchasing any additional shares of our common stock.

We offer an Associate Incentive Plan under which certain associates are eligible to earn equity based awards based upon achieving established performance goals. In 2011 and 2010, we issued no shares under this plan as the financial performance goal for each year was not achieved.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount. In 2011, 60,082 shares, valued at approximately $0.7 million (before 10% discount), were issued under these plans.

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

For 2011, we declared and paid dividends totaling $.30 per share. Dividends declared and paid totaled $.49 per share in 2010 and $.76 per share in 2009. Dividends declared per share were reduced in the second quarter of 2010 and eliminated in the fourth quarter of 2011 to preserve capital given the uncertain economic conditions. See Item 1. Business-About-Us-Regulatory Matter. For 2011, 2010, and 2009, our dividend payout ratio was not meaningful as our dividends exceeded our earnings.

Inflation

The impact of inflation on the banking industry differs significantly from that of other industries in which a large portion of total resources are invested in fixed assets such as property, plant and equipment.

Assets and liabilities of financial institutions are virtually all monetary in nature, and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of our ability to react to changing interest rates and are discussed in further detail in the section entitled “Results of Operations.”

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At December 31, 2011, we had $295.5 million in commitments to extend credit and $10.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER 2011 – FINANCIAL RESULTS

Results of Operations

We realized a net loss of $0.5 million, or $0.03 per diluted share, for the fourth quarter of 2011, compared to net income of $2.0 million, or $0.12 per diluted share for the third quarter of 2011. The reduction in earnings reflects lower operating revenues of $1.0 million, a $3.9 million increase in the loan loss provision and higher noninterest expense of $0.5 million, partially offset by lower income taxes of $2.9 million.

Tax equivalent net interest income for the fourth quarter of 2011 was $22.6 million compared to $23.3 million for the third quarter of 2011. The decrease of $0.7 million in tax equivalent net interest income compared to the third quarter of 2011 was due to a reduction in loan income attributable to declining loan balances, an increase in foregone interest on nonaccrual loans and continued unfavorable asset repricing, partially offset by lower interest expense. The lower interest expense reflects the reduction in deposit rates enacted late in the third quarter of 2011. The rate change affected all interest bearing deposit categories with the exception of savings.

The net interest margin for the fourth quarter of 2011 was 4.17%, a decrease of 3 basis points from the third quarter of 2011. The decrease in the margin was attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.

The provision for loan losses for the fourth quarter of 2011 was $7.6 million compared to $3.7 million in the third quarter of 2011. The increase in the provision was driven by a higher level of general reserves reflective of an increase in the level of internally classified loans, delinquent loans and higher loan loss factors. Net charge-offs for the fourth quarter of 2011 totaled $6.2 million, or 1.50% of average loans, compared to $5.1 million, or 1.22%, in the third quarter of 2011. At year-end 2011, the allowance for loan losses of $31.0 million was 1.91% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans compared to 1.79% and 56%, respectively, at the end of the third quarter of 2011.

Noninterest income for the fourth quarter of 2011 totaled $13.9 million, a decrease of $0.3 million, or 2.2%, from the third quarter of 2011. Lower deposit fees of $0.1 million, bank card fees of $0.1 million and other income of $0.3 million, partially offset by higher mortgage banking fees of $0.2 million, drove the decline from the third quarter of 2011. Other income declined due to a lower level of gains from the sale of OREO properties and a third quarter interest payment received from the IRS related to the previous overpayment of income taxes. Mortgage banking fees increased due to higher loan production reflective of a slight pick-up in home sales in our markets during the later portion of the year.

Noninterest expense for the fourth quarter of 2011 totaled $31.1 million, an increase of $0.5 million over the third quarter of 2011. The increase from the third quarter was primarily due to higher OREO expense of $0.9 million and other expense of $0.4 million, partially offset by lower salary/associate benefit expense of $0.5 million and occupancy expense of $0.2 million. The higher OREO expense reflects valuation adjustments for several larger OREO properties during the fourth quarter. Advertising expense increased due to increased public relations activities and targeted promotions for the More Than Your Bank, Your Banker campaign. Lower salary/benefit expense primarily reflects the fourth quarter reversal of expense for our stock compensation award due to our budgeted earnings goal not being met for the year. Occupancy expense declined due to lower property tax expense reflective of general decline in property assessments that were finalized during the fourth quarter. A reduction in utilities expense also favorably impacted our occupancy expense and reflects a reduction in the energy rate in our Tallahassee market as well as ongoing energy initiatives to retrofit lighting fixtures throughout the company.

We realized a tax benefit of $1.8 million in the fourth quarter of 2011 compared to income tax expense of $1.0 million for the third quarter of 2011. Lower taxable income and the favorable resolution of certain tax contingencies totaling $1.0 million drove the variance from the previous quarter.

Financial Condition

Average earning assets were $2.146 billion for the fourth quarter of 2011, a decrease of $56.5 million, or 2.6% from the third quarter of 2011. The decrease was attributable to a reduction in the level of deposits (primarily seasonal in nature) and the resolution of problem loans as they were charged off or transferred to the other real estate category OREO. Period over period, average deposits declined $28.9 million and average loans declined by $21.0 million.

Loan balances continue to decline throughout our portfolio, driven primarily by a reduction in the commercial real estate, residential and commercial loan categories. The loan portfolio has been impacted by weak loan demand attributable to the lack of consumer confidence and a slow economic recovery. In addition to lower production, normal amortization and payoffs, the resolution of problem loans (which has the effect of lowering the loan portfolio as loans are either charged off or transferred to the OREO category) also contributed to the overall decline. During the fourth quarter of 2011, loan charge-offs and loans transferred to OREO accounted for $13.1 million, or 45%, of the net reduction in period-end loans of $29.0 million.

Nonperforming assets (including nonaccrual loans and OREO) totaled $137.6 million at year-end 2011, an increase of $23 million from the third quarter of 2011. The increase in nonperforming assets compared to the prior quarter was driven by a higher level of nonaccrual loans added during the fourth quarter of 2011, generally reflective of the prolonged economic recovery in our markets and its impact on our borrowers. Nonaccrual loans totaled $75.0 million at the end of the fourth quarter of 2011, an increase of $21.6 million from the third quarter of 2011. Nonaccrual loan inflow during the fourth quarter of 2011 was primarily comprised of loans secured by residential 1-4 family real estate, commercial real estate, and farm property. Five relationships constituted $16.9 million of the $21.6 million increase. OREO balances totaled $62.6 million at year-end 2011 compared to $61.2 million at the end of the third quarter of 2011. Nonperforming assets represented 5.21% of total assets at December 31, 2011, compared to 4.54% at September 30, 2011.

Average total deposits were $2.033 billion for the fourth quarter of 2011, a decrease of $28.9 million, or 1.4%, from the third quarter of 2011. The reduction was primarily in the certificates of deposit and NOW account categories. The variance in the NOW account category reflects an expected seasonal fourth quarter variation in our public funds balances. We continue to experience a favorable shift in the mix of our deposits as higher cost certificates of deposit balances are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.

We maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) sold position of $191.8 million during the fourth quarter of 2011 compared to an average net overnight funds sold position of $231.7 million in the prior quarter. The lower balance when compared to the third quarter of 2011 reflects declining deposits (public funds and certificates of deposit) and lower levels of short-term borrowings, partially offset by a decrease in the loan portfolio.

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

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This estimation process is judgmental and requires an estimate of the loss severity rates that we apply to our non-impaired loan portfolio. In the event that estimated loss severity rates for our non-impaired loan portfolio increased by 10%, the allowance for loan losses would increase by approximately $1.1 million.

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

For purposes of testing goodwill for impairment, we utilize a two step process. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess. For Step One, we utilize both the income and market approaches to value our reporting unit. The income approach consists of discounting long-term projected future cash flows, which are derived from internal forecasts and economic and industry expectations. The projected future cash flows are discounted using a capital asset pricing model. The market approach applies a market multiple, based on observed purchase transactions and/or an observed price/tangible book value multiple for our peer group. For purposes of performing Step Two, we perform a full purchase price allocation in the same manner as if a business combination had occurred. As part of this process, we estimate the fair value of all of the assets and liabilities of the reporting unit.

For Step One, there are judgments and estimates used in the income approach for determining the estimated fair value of our reporting unit, including the discount rate and terminal growth rates utilized, which can change based on changes in the business climate, and the internal forecasts used to project cash flows, which are subject to change over short periods of time. In addition, current economic conditions and stress within the banking industry can impact the outcome of the market valuation approach. For Step Two, a significant factor in the fair value of our assets and overall goodwill impairment assessment is the loan discount applied to our loan portfolio. A decrease of approximately 19% in the loan discount would result in the carrying value of our goodwill being equal to the implied goodwill value at December 31, 2011. Throughout 2011 we have evaluated our goodwill for possible impairment using a consistent methodology and will continue this assessment process due to the decline in the market value of our stock to a level which is below book value. The aforementioned factors can change from period to period and are presented to reflect the potential variance in the fair value of our reporting unit and implied goodwill that could occur should there be changes in these critical valuation factors.

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

Pension Assumptions. We have a defined benefit pension plan for the benefit of substantially all of our associates. Our funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. Pension expense, reflected in the Consolidated Statements of Operations in noninterest expense as “Salaries and Associate Benefits,” is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation. The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts. The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases. These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate. This methodology is applied consistently from year-to-year. The discount rate utilized in 2011 was 5.55%. The estimated impact to 2011 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $596,000 and $691,000, respectively. We anticipate using a 5.00% discount rate in 2012.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan. The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment). The weighted-average expected long-term rate of return on plan assets utilized for 2011 was 8.0%. The estimated impact to 2011 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $205,000 decrease or increase, respectively. We anticipate using a rate of return on plan assets for 2012 of 8.0%.

The assumed rate of annual compensation increases of 4.25% in 2011 reflects expected trends in salaries and the employee base. We anticipate using a compensation increase of 4.00% for 2012 reflecting current market trends.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 12 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either has impacted our results in prior years presented, or will likely impact our results in 2012. Please refer to the Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Table 14
QUARTERLY FINANCIAL DATA (Unaudited)

	2011				2010
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$23,912	$24,891	$25,467	$25,189	$26,831	$27,576	$27,934	$28,154
Interest Expense	1,515	1,791	2,028	2,203	2,473	2,792	3,565	4,132
Net Interest Income	22,397	23,100	23,439	22,986	24,358	24,784	24,369	24,022
Provision for Loan Losses	7,600	3,718	3,545	4,133	3,783	5,668	3,633	10,740
Net Interest Income After Provision for Loan Losses	14,797	19,382	19,894	18,853	20,575	19,449	20,736	13,282
Noninterest Income	13,873	14,193	14,448	16,334	14,735	13,449	14,674	13,967
Noninterest Expense	31,103	30,647	31,167	33,331	33,540	32,363	34,629	33,384
(Loss) Income Before Income Taxes	(2,433)	2,928	3,175	1,856	1,770	202	781	(6,135)
Income Tax (Benefit) Expense	(1,898)	951	1,030	546	(148)	(199)	50	(2,672)
Net (Loss) Income	$(535)	$1,977	$2,145	$1,310	$1,918	$401	$731	$(3,463)
Net Interest Income (FTE)	$22,560	$23,326	$23,704	$23,257	$24,654	$25,116	$24,738	$24,473

Per Common Share:
Net Income (Loss) Basic	$(0.03)	$0.12	$0.12	$0.08	$0.12	$0.02	$0.04	$(0.20)
Net Income (Loss) Diluted	(0.03)	0.12	0.12	0.08	0.12	0.02	0.04	(0.20)
Cash Dividends Declared	0.00	0.10	0.10	0.10	0.10	0.10	0.10	0.19
Diluted Book Value	14.68	15.20	15.20	15.13	15.15	15.25	15.32	15.34
Market Price:
High	11.11	11.18	13.12	13.80	14.19	14.24	18.25	14.61
Low	9.43	9.81	9.94	11.87	11.56	10.76	12.36	11.57
Close	9.55	10.38	10.26	12.68	12.60	12.14	12.38	14.25

Selected Average Balances:
Loans, Net	$1,646,715	$1,667,720	$1,704,348	$1,730,330	$1,782,916	$1,807,483	$1,841,379	$1,886,367
Earning Assets	2,146,463	2,202,927	2,258,931	2,278,602	2,218,049	2,273,198	2,329,365	2,358,288
Total Assets	2,509,915	2,563,251	2,618,287	2,643,017	2,576,793	2,626,758	2,678,488	2,698,419
Deposits	2,032,975	2,061,913	2,107,301	2,125,379	2,115,867	2,172,165	2,234,178	2,248,760
Shareowners’ Equity	264,276	263,902	262,371	261,603	262,622	263,742	263,873	268,555
Common Equivalent Average Shares:
Basic	17,160	17,152	17,127	17,122	17,095	17,087	17,063	17,057
Diluted	17,161	17,167	17,139	17,130	17,096	17,088	17,074	17,070

Performance Ratios:
Return on Average Assets	(0.08)%	0.31%	0.33%	0.20%	0.30%	0.06%	0.11%	(0.52)%
Return on Average Equity	(0.80)	2.97	3.28	2.03	2.90	0.60	1.11	(5.23)
Net Interest Margin (FTE)	4.17	4.20	4.21	4.14	4.41	4.38	4.26	4.21
Noninterest Income as % of Operating Revenue	38.34	38.14	38.13	41.54	37.69	35.17	37.58	36.77
Efficiency Ratio	85.08	81.40	81.41	83.30	83.75	82.08	86.06	85.00

Asset Quality:
Allowance for Loan Losses	31,035	29,658	31,080	33,873	35,436	37,720	38,442	41,199
Allowance for Loan Losses to Loans	1.91%	1.79%	1.84%	1.98%	2.01%	2.10%	2.11%	2.23%
Nonperforming Assets (“NPA’s”)	137,623	114,592	122,092	129,318	123,637	125,376	122,614	122,826
NPA’s to Total Assets	5.21	4.54	4.70	4.86	4.72	4.86	4.63	4.52
NPA’S to Loans + ORE	8.14	6.67	6.98	7.31	6.81	6.77	6.56	6.47
Allowance to Non-Performing Loans	41.37	55.54	50.89	45.80	53.94	50.86	51.60	53.94
Net Charge-Offs to Average Loans	1.50	1.22	1.49	1.33	1.35	1.40	1.39	2.91

Capital Ratios:
Tier I Capital	13.96%	14.05%	13.83%	13.46%	13.24%	12.93%	12.78%	12.81%
Total Capital	15.32	15.41	15.19	14.82	14.59	14.29	14.14	14.16
Tangible Capital	6.51	7.19	6.96	6.73	6.82	6.98	6.80	6.62
Leverage	10.26	10.20	9.95	9.74	10.10	9.75	9.58	9.64

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE

67	Report of Independent Registered Public Accounting Firm

68	Consolidated Statements of Financial Condition

69	Consolidated Statements of Operations

70	Consolidated Statements of Changes in Shareowners’ Equity

71	Consolidated Statements of Cash Flows

72	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of
Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 15, 2012

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2011	2010
ASSETS
Cash and Due From Banks	$54,953	$35,410
Federal Funds Sold and Interest Bearing Deposits	330,361	200,783
Total Cash and Cash Equivalents	385,314	236,193

Investment Securities, Available-for-Sale	307,149	309,731

Loans, Net of Unearned Income	1,628,683	1,758,671
Allowance for Loan Losses	(31,035)	(35,436)
Loans, Net	1,597,648	1,723,235

Premises and Equipment, Net	110,991	115,356
Goodwill	84,811	84,811
Other Intangible Assets	673	1,348
Other Real Estate Owned	62,600	57,937
Other Assets	92,126	93,442
Total Assets	$2,641,312	$2,622,053

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$618,317	$546,257
Interest Bearing Deposits	1,554,202	1,557,719
Total Deposits	2,172,519	2,103,976

Short-Term Borrowings	43,372	92,928
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	44,606	50,101
Other Liabilities	65,986	53,142
Total Liabilities	2,389,370	2,363,034

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,160,274 and 17,100,081 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	172	171
Additional Paid-In Capital	37,838	36,920
Retained Earnings	237,461	237,679
Accumulated Other Comprehensive Loss, Net of Tax	(23,529)	(15,751)
Total Shareowners’ Equity	251,942	259,019
Total Liabilities and Shareowners’ Equity	$2,641,312	$2,622,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2011	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$94,944	$105,710	$117,324
Investment Securities:
Taxable Securities	3,321	2,681	2,698
Tax Exempt Securities	647	1,517	2,672
Funds Sold	547	587	82
Total Interest Income	99,459	110,495	122,776

INTEREST EXPENSE
Deposits	3,947	8,645	10,585
Short-Term Borrowings	305	159	291
Subordinated Notes Payable	1,380	2,008	3,730
Other Long-Term Borrowings	1,905	2,150	2,236
Total Interest Expense	7,537	12,962	16,842

NET INTEREST INCOME	91,922	97,533	105,934
Provision for Loan Losses	18,996	23,824	40,017
Net Interest Income After Provision for Loan Losses	72,926	73,709	65,917

NONINTEREST INCOME
Service Charges on Deposit Accounts	25,451	26,500	28,142
Data Processing Fees	3,230	3,610	3,628
Asset Management Fees	4,364	4,235	3,925
Retail Brokerage Fees	3,251	2,820	2,655
Securities Transactions	—	8	10
Mortgage Banking Fees	2,675	2,948	2,699
Bank Card Fees	10,141	9,200	10,306
Other	9,736	7,504	6,026
Total Noninterest Income	58,848	56,825	57,391

NONINTEREST EXPENSE
Salaries and Associate Benefits	63,642	62,755	65,067
Occupancy, Net	9,622	10,010	9,798
Furniture and Equipment	8,558	8,929	9,096
Intangible Amortization	675	2,682	4,042
Other Real Estate	12,677	14,922	7,577
Other	31,074	34,618	36,535
Total Noninterest Expense	126,248	133,916	132,115

INCOME (LOSS) BEFORE INCOME TAXES	5,526	(3,382)	(8,807)
Income Tax Expense (Benefit)	629	(2,969)	(5,336)

NET INCOME (LOSS)	$4,897	$(413)	$(3,471)
BASIC NET INCOME (LOSS) PER SHARE	$0.29	$(0.02)	$(0.20)
DILUTED NET INCOME (LOSS) PER SHARE	$0.29	$(0.02)	$(0.20)

Average Basic Common Shares Outstanding	17,140	17,076	17,044
Average Diluted Common Shares Outstanding	17,140	17,077	17,045

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
Balance, January 1, 2009	17,126,997	$171	$36,783	$262,890	$(21,014)	$278,830
Comprehensive Income:
Net Loss		—	—	(3,471)	—	(3,471)
Change in Unrealized Gain on Available-for-Sale Securities (net of tax)		—	—	—	(888)	(888)
Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		—	—	—	7,072	7,072
Total Comprehensive Income		—	—	—	—	2,713
Cash Dividends ($.7600 per share)		—	—	(12,959)	—	(12,959)
Stock Performance Plan Compensation		—	(176)	—	—	(176)
Issuance of Common Stock	55,298		1,052	—	—	1,052
Repurchase of Common Stock	(145,888)	(1)	(1,560)	—	—	(1,561)
Balance, December 31, 2009	17,036,407	170	36,099	246,460	(14,830)	267,899
Comprehensive Income:
Net Loss		—	—	(413)	—	(413)
Change in Unrealized Gain on Available-for-Sale Securities (net of tax)		—	—	—	79	79
Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		—	—	—	(1,000)	(1,000)
Total Comprehensive Loss		—	—	—	—	(1,334)
Cash Dividends ($.4900 per share)		—	—	(8,368)	—	(8,368)
Issuance of Common Stock	63,674	1	821	—	—	822
Balance, December 31, 2010	17,100,081	171	36,920	237,679	(15,751)	259,019
Comprehensive Income:
Net Income		—	—	4,897	—	4,897
Change in Unrealized Gain On Available-for-Sale Securities (net of tax)		—	—	—	397	397
Change in Funded Status of Defined Pension Plan and SERP Plan (net of tax)		—	—	—	(8,175)	(8,175)
Total Comprehensive Income		—	—	—	—	(2,881)
Cash Dividends ($.3000 per share)		—	—	(5,115)	—	(5,115)
Issuance of Common Stock	60,193	1	918	—	—	919
Balance, December 31, 2011	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4,897	$(413)	$(3,471)
Adjustment to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Provision for Loan Losses	18,996	23,824	40,017
Depreciation	6,770	7,050	6,680
Net Securities Amortization	3,808	3,384	2,364
Amortization of Intangible Assets	675	2,682	4,042
Gain on Securities Transactions	—	(8)	(10)
Loss on Impaired Security	—	100	300
Origination of Loans Held-for-Sale	(128,283)	(143,479)	(158,193)
Proceeds From Sales of Loans Held-for-Sale	123,528	148,288	156,865
Net Gain From Sales of Loans Held-for Sale	(2,675)	(2,948)	(2,699)
Net (Increase) Decrease in Deferred Income Taxes	(2,919)	1,898	2,911
Net Decrease in Other Assets	28,611	16,457	5,929
Net Increase (Decrease) in Other Liabilities	12,846	19,059	(4,176)
Net Cash Provided by Operating Activities	66,254	75,894	50,559
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities Available-for-Sale:
Purchases	(81,984)	(224,245)	(66,794)
Sales	—	505	2,806
Payments, Maturities, and Calls	81,405	86,935	75,295
Net Decrease (Increase) in Loans	76,582	73,775	(31,135)
Purchase of Premises & Equipment	(2,404)	(6,975)	(15,688)
Proceeds From Sales of Premises & Equipment	—	7	2
Net Cash Provided By (Used In) Investing Activities	73,599	(69,998)	(35,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits	68,543	(154,258)	266,061
Net (Decrease) Increase in Short-Term Borrowings	(49,557)	57,088	(26,486)
Increase in Other Long-Term Borrowings	789	2,478	2,029
Repayment of Other Long-Term Borrowings	(6,284)	(1,758)	(3,837)
Dividends Paid	(5,142)	(8,368)	(12,959)
Repurchase of Common Stock	—	—	(1,561)
Issuance of Common Stock	919	822	1,052
Net Cash Provided By (Used In) Financing Activities	9,268	(103,996)	224,299

NET CHANGE IN CASH AND CASH EQUIVALENTS	149,121	(98,100)	239,344

Cash and Cash Equivalents at Beginning of Year	236,193	334,293	94,949
Cash and Cash Equivalents at End of Year	$385,314	$236,193	$334,293

SUPPLEMENTAL DISCLOSURES:
Interest Paid on Deposits	$4,477	$9,659	$10,586
Interest Paid on Debt	3,698	4,323	6,273
Taxes Paid	8,646	605	7,218
Loans Transferred to Other Real Estate	37,438	49,247	43,997
Issuance of Common Stock as Non-Cash Compensation	—	—	155
Transfer of Current Portion of Long-Term Borrowings	$—	$10,000	$637

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Capital City Bank Group, Inc. (“CCBG”), and its wholly-owned subsidiary, Capital City Bank (“CCB” or the “Bank” and together with CCBG, the “Company”). All material inter-company transactions and accounts have been eliminated.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provide the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIE’s”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. CCBG’s wholly-owned subsidiaries, CCBG Capital Trust I (established November 1, 2004) and CCBG Capital Trust II (established May 24, 2005) are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less. The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2011 and 2010 were $16.1 million and $16.3 million, respectively.

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company. Gains and losses are recognized and reported separately in the Consolidated Statements of Operations upon realization or when impairment of values is deemed to be other than temporary. In estimating other-than-temporary impairment losses, management considers, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value. Gains or losses are recognized using the specific identification method. Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Operations and reported net of taxes in the accumulated other comprehensive income component of shareowners’ equity until realized. Accretion and amortization are recognized on the effective yield method over the life of the securities.

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

Loans Held For Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. Additionally, certain other loans are periodically identified to be sold. The Company has the ability and intent to sell these loans and they are classified as loans held for sale and carried at the lower of cost or estimated fair value. At December 31, 2011 and December 31, 2010, the Company had $13.8 million and $6.3 million, respectively, in loans classified as held for sale which were committed to be purchased by third party investors. Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale. Loans are generally sold with servicing released at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized as mortgage banking revenue at the date of sale. Fixed commitments are generally used at the time loans are originated or identified for sale to mitigate interest rate risk. The fair value of fixed commitments to originate and sell loans held for sale is not material.

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

The allowance for loan losses includes allowance allocations calculated in accordance with FASB ASC Topic 310 – Receivables (formerly Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118), and allowance allocations calculated in accordance with ASC Topic 450 (formerly SFAS 5), “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality, present economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired. A subsequent decline in the fair value of the asset is reflected as noninterest expense. Costs after acquisition are generally expensed. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets are included in other assets in the accompanying consolidated balance sheets and totaled $62.6 million and $57.9 million at December 31, 2011 and 2010.

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

FASB ASC Topic 715, “Compensation - Retirement Benefits.” (Formerly FSP No. 132(R)-1) New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The provisions of the new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009. See Note 12 – Employee Benefit Plans.

FASB ASC Topic 805, “Business Combinations.” (Formerly SFAS No. 141) On January 1, 2009, new authoritative accounting guidance under ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquirer at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Under ASC Topic 805, the requirements of ASC Topic 420, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Accounting for Contingencies.” ASC Topic 805 is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. The provisions of the new authoritative accounting guidance under ASC Topic 305 became effective during the first quarter of 2009. The new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 810, “Consolidation.” New accounting guidance amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities. Additional new accounting guidance under ASC Topic 820, which became effective during the first quarter of 2009, expanded certain disclosure requirements and affirmed that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASU 2009-5, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,” which became effective during the fourth quarter of 2009, provided guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. See Note 19—Fair Value Measurements.

FASB ASC Topic 855, “Subsequent Events.” New accounting guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

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

ASU No. 2010-11, “Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.

The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. See Note 3—Loans.

ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. See Note 3—Loans.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

Note 2
INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:

	2011
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Government Treasury	$168,001	$1,463	$—	$169,464
U.S. Government Agency	14,758	27	48	14,737
States and Political Subdivisions	58,946	186	38	59,094
Mortgage-Backed Securities	51,775	809	87	52,497
Other Securities(1)	11,957	—	600	11,357
Total Investment Securities	$305,437	$2,485	$773	$307,149

	2010
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Government Treasury	$160,913	$1,371	$134	$162,150
U.S. Government Agency	—	—	—	—
States and Political Subdivisions	78,990	319	9	79,300
Mortgage-Backed Securities	56,099	678	560	56,217
Other Securities(1)	12,664	—	600	12,064
Total Investment Securities	$308,666	$2,368	$1,303	$309,731

(1)

Includes Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock recorded at cost of $6.5 million and $4.8 million, respectively, at December 31, 2011 and $7.2 million and $4.8 million, respectively, at December 31, 2010. No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value.

Securities with an amortized cost of $102.1 million and $131.6 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, CCB, as a member of the FHLB of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances. FHLB stock of $6.5 million which is included in other securities is pledged to secure FHLB advances.

Investment Sales. The total proceeds from the sale or call of investment securities and the gross realized gains and losses from the sale or call of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2011	$321	$—	$—
	2010	$3,640	$8	$—
	2009	$5,316	$10	$—

Maturity Distribution. As of December 31, 2011, the Company’s investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$127,800	$128,164
Due after one through five years	164,490	166,340
Due after five through ten years	1,190	1,288
Due over ten years	—	—
No Maturity	11,957	11,357
Total Investment Securities	$305,437	$307,149

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	2011
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Treasury	$9,698	$48	$—	$—	$9,698	$48
U.S. Government Agency	—	—	—	—	—	—
States and Political Subdivisions	14,597	38	—	—	14,597	38
Mortgage-Backed Securities	11,612	87	37	—	11,649	87
Other Securities	—	—	600	600	600	600
Total Investment Securities	$35,907	$173	$637	$600	$36,544	$773

	2010
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Treasury	$36,103	$134	$—	$—	$36,103	$134
U.S. Government Agency	—	—	—	—	—	—
States and Political Subdivisions	4,622	9	—	—	4,622	9
Mortgage-Backed Securities	33,990	560	—	—	33,990	560
Other Securities	—	—	600	600	600	600
Total Investment Securities	$74,715	$703	$600	$600	$75,315	$1,303

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

At December 31, 2011, the Company had securities of $305.4 million with net pre-tax unrealized gains of $1.7 million on these securities, of which $36.5 million have unrealized losses totaling $0.8 million. Approximately $0.2 million of these securities have been in a loss position for less than 12 months. These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2011. The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011. One preferred bank stock issue for $0.6 million has been in a loss position for greater than 12 months.

Note 3
LOANS

Loan Portfolio Composition. At December 31, the composition of the loan portfolio was as follows:

(Dollars in Thousands)	2011	2010
Commercial, Financial and Agricultural	$130,879	$157,394
Real Estate - Construction	26,367	43,239
Real Estate - Commercial	639,140	671,702
Real Estate - Residential(1)	385,621	424,229
Real Estate - Home Equity	244,263	251,565
Real Estate - Loans Held-for-Sale	13,750	6,312
Consumer	188,663	204,230
Loans, Net of Unearned Income	$1,628,683	$1,758,671

(1)	Includes loans in process with outstanding balances of $12.5 million and $10.2 million for 2011 and 2010, respectively.

Net deferred fees included in loans at December 31, 2011 and December 31, 2010 were $1.6 million and $1.8 million, respectively.

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans as of December 31 by class of loans:

2011 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$307	$49	$46	$402	$129,722	$130,879
Real Estate - Construction	—	—	—	—	26,034	26,367
Real Estate - Commercial Mortgage	3,070	646	—	3,716	592,604	639,140
Real Estate - Residential	7,983	3,031	58	11,072	350,133	386,877
Real Estate - Home Equity	1,139	500	95	1,734	238,246	244,263
Consumer	2,355	345	25	2,725	197,272	201,157
Total Past Due Loans	$14,854	$4,571	$224	$19,649	$1,534,011	$1,628,683

2010 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$645	$193	$—	$838	$155,497	$157,394
Real Estate - Construction	314	129	—	443	40,890	43,239
Real Estate - Commercial Mortgage	5,577	840	—	6,417	638,411	671,702
Real Estate - Residential	7,171	3,958	120	11,249	389,103	430,541
Real Estate - Home Equity	1,445	698	39	2,182	244,579	251,565
Consumer	2,867	356	—	3,223	200,139	204,230
Total Past Due Loans	$18,019	$6,174	$159	$24,352	$1,668,619	$1,758,671

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31:

	2011		2010
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$755	46	$1,059	$—
Real Estate - Construction	334	—	1,907	—
Real Estate - Commercial Mortgage	42,820	—	26,874	—
Real Estate - Residential	25,671	58	30,189	120
Real Estate - Home Equity	4,283	95	4,803	39
Consumer	1,160	25	868	—
Total Nonaccrual Loans	$75,023	224	$65,700	$159

Troubled Debt Restructurings (“TDR’s”). TDR’s are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to alleviate the borrower’s near-term cash requirements and minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”

The following table presents loans classified as TDR’s as of December 31:

	2011		2010
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$694	$—	$768	$101
Real Estate - Construction	178	—	660	—
Real Estate - Commercial	20,062	12,029	10,635	5,742
Real Estate - Residential	15,553	947	8,884	615
Real Estate - Home Equity	1,161	—	648	—
Consumer	27	—	54	—
Total TDR’s	$37,675	$12,976	$21,649	$6,458

Loans classified as TDR’s during the twelve months ended December 31, 2011 are presented in the table below:

(Dollars in Thousands)	Number of Contracts	Pre-Modify Recorded Investment	Post-Modify Recorded Investment
Commercial, Financial and Agricultural	7	$568	$547
Real Estate - Construction	5	3,679	3,752
Real Estate - Commercial	46	16,197	16,311
Real Estate - Residential	79	15,249	15,487
Real Estate - Home Equity	9	639	660
Consumer	2	24	23
Total TDR’s	148	$36,356	$36,780

Loan modifications made within the last 12 months that were classified as TDR’s that have subsequently defaulted are presented in the table below:

(Dollars in Thousands)	Number of Contracts	Post-Modify Recorded Investment
Commercial, Financial and Agricultural	2	$218
Real Estate - Construction	1	2,327
Real Estate - Commercial	12	5,221
Real Estate - Residential	7	1,424
Real Estate - Home Equity	—	—
Consumer	—	—
Total TDR’s	22	$9,190

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

The following table presents the risk category of loans by segment as of December 31:

2011 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
Special Mention	$4,883	$43,787	$79	$48,749
Substandard	9,804	202,734	1,699	214,237
Doubtful	111	7,763	—	7,874
Total Criticized Loans	$14,798	$254,284	$1,778	$270,860

2010 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
Special Mention	$20,539	$100,008	$102	$120,649
Substandard	10,599	165,143	719	176,461
Doubtful	1,060	63,773	867	65,700
Total Criticized Loans	$32,198	$328,924	$1,688	$362,810

During the third quarter of 2011, the Company performed a review of its Special Mention loan portfolio to determine proper alignment of its loan grading practices with the regulatory definition of loans for this category. As a result of this review, a new loan risk category was added to reflect loans that currently meet existing credit underwriting guidelines, but warrant a greater level of monitoring due to certain manageable credit policy exceptions or exposure to an industry segment that is experiencing higher than normal risk levels. Loans of this nature were reflected as Pass Watch loans within the Pass category as of December 31, 2011 and are not considered criticized. The decline in the balance of Special Mention loans from December 31, 2010 to December 31, 2011, reflects the impact of this reclassification process.

Note 4
ALLOWANCE FOR LOAN LOSSES

An analysis of the changes in the allowance for loan losses for December 31 was as follows:

(Dollars in Thousands)	2011	2010	2009
Balance, Beginning of Year	$35,436	$43,999	$37,004
Provision for Loan Losses	18,996	23,824	40,017
Recoveries on Loans Previously Charged-Off	2,794	3,127	3,442
Loans Charged-Off	(26,191)	(35,514)	(36,072)
Reclassification of Unfunded Reserve to Other Liability	—	—	(392)
Balance, End of Year	$31,035	$35,436	$43,999

The following table details the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2011
Beginning Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436
Provision for Loan Losses	1,446	(827)	8,477	6,864	2,383	749	(96)	18,996
Charge-Offs	1,843	114	6,713	11,870	2,727	2,924	—	26,191
Recoveries	387	14	251	478	214	1,450	—	2,794
Net Charge-Offs	1,456	100	6,462	11,392	2,513	1,474		23,397
Ending Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035

Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$311	$68	$5,828	$4,702	$239	$26	$—	$11,174
Loans Collectively Evaluated for Impairment	1,223	1,065	4,832	7,816	2,153	1,861	911	19,861
Ending Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035

2010
Beginning Balance	$2,409	$12,117	$8,751	$14,159	$2,201	$3,457	$905	$43,999
Provision for Loan Losses	883	(4,188)	8,395	14,670	2,853	1,109	102	23,824
Charge-Offs	2,118	5,877	8,762	12,168	3,087	3,502	—	35,514
Recoveries	370	8	261	385	555	1,548	—	3,127
Net Charge-Offs	1,748	5,869	8,501	11,783	2,532	1,954	—	32,387
Ending Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436

Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$252	$413	$4,640	$7,965	$1,389	$71	$—	$14,730
Loans Collectively Evaluated for Impairment	1,292	1,647	4,005	9,081	1,133	2,541	1,007	20,706
Ending Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436

The Company’s recorded investment in loans as of December 31, 2011 and 2010 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2011
Individually Evaluated for Impairment	$1,653	$511	$65,624	$36,324	$3,527	$143	$—	$107,782
Collectively Evaluated for Impairment	129,226	25,856	573,516	363,047	240,736	188,520	—	1,520,901
Total	$130,879	$26,367	$639,140	$399,371	$244,263	$188,663	$—	$1,628,683
2010
Individually Evaluated for Impairment	$1,685	$2,533	$42,369	$37,779	$3,278	$144	$—	$87,788
Collectively Evaluated for Impairment	155,709	40,706	629,333	392,762	248,287	204,086	—	1,670,883
Total	$157,394	$43,239	$671,702	$430,541	$251,565	$204,230	$—	$1,758,671

Impaired Loans. Loans are deemed to be impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Interest income recognized on impaired loans was approximately $4.3 million, $1.4 million, and $3.4 million for the years ended December 31, 2011, 2010, and 2009.

The following table presents loans individually evaluated for impairment by class of loans as of December 31:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance	Average Recorded Investment
2011:
Commercial, Financial and Agricultural	$1,653	$671	$982	$311	$1,554
Real Estate - Construction	511	—	511	68	1,775
Real Estate - Commercial Mortgage	65,624	19,987	45,637	5,828	50,706
Real Estate - Residential	36,324	6,897	29,427	4,702	30,988
Real Estate - Home Equity	3,527	645	2,882	239	2,743
Consumer	143	90	53	26	90
Total	$107,782	$28,290	$79,492	$11,174	$87,856

2010:
Commercial, Financial and Agricultural	$1,684	$389	$1,295	$252	$2,768
Real Estate - Construction	2,533	—	2,533	413	5,801
Real Estate - Commercial Mortgage	42,370	9,030	33,340	4,640	48,820
Real Estate - Residential	37,780	3,295	34,485	7,965	41,958
Real Estate - Home Equity	3,278	375	2,903	1,389	3,087
Consumer	143	—	143	71	172
Total	$87,788	$13,089	$74,699	$14,730	$102,606

The average recorded investment in impaired loans was $121 million in 2009.

Note 5
INTANGIBLE ASSETS

The Company had intangible assets of $85.5 million and $86.2 million at December 31, 2011 and December 31, 2010, respectively. Intangible assets at December 31 were as follows:

	2011		2010
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposits Intangibles	$47,176	$46,918	$47,176	$46,434
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,452	1,867	1,261
Total Intangible Assets	$133,854	$48,370	$133,854	$47,695

Net Core Deposit Intangibles. As of December 31, 2011 and December 31, 2010, the Company had net core deposit intangibles of $0.3 million and $0.7 million, respectively. Amortization expense for the 12 months of 2011, 2010 and 2009 was approximately $0.5 million, $2.6 million, and $3.9 million, respectively. The estimated annual amortization expense for 2012 is expected to be approximately $0.2 million. All of the core deposit intangible assets will be fully amortized in January 2013.

Goodwill: As of December 31, 2011 and December 31, 2010, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

During the fourth quarter of 2011, the Company performed its annual goodwill impairment test. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of December 31, 2011.

Other: As of December 31, 2011 and December 31, 2010, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.4 million and $0.6 million, respectively. This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships. Amortization expense for the twelve months of 2011 and 2010 was approximately $0.2 million. Estimated annual amortization expense is approximately $0.2 million based on use of a 10-year useful life.

Note 6
PREMISES AND EQUIPMENT

The composition of the Company’s premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2011	2010
Land	$24,491	$24,439
Buildings	115,211	115,031
Fixtures and Equipment	57,066	57,414
Total	196,768	196,884
Accumulated Depreciation	(85,777)	(81,528)
Premises and Equipment, Net	$110,991	$115,356

Note 7
DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)	2011	2010
NOW Accounts	$828,990	$770,149
Money Market Accounts	276,910	275,416
Savings Accounts	158,462	139,888
Other Time Deposits	289,840	372,266
Total Interest Bearing Deposits	$1,554,202	$1,557,719

At December 31, 2011 and 2010, $2.4 million and $3.5 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Deposits from certain directors, executive officers, and their related interests totaled $16.4 million and $23.0 million at December 31, 2011 and 2010, respectively.

Time deposits in denominations of $100,000 or more totaled $85.7 million and $130.7 million at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)
2012	$250,802
2013	24,567
2014	8,661
2015	3,531
2016 and thereafter	2,279
Total	$289,840

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2011	2010	2009
NOW Accounts	$890	$1,406	$1,039
Money Market Accounts	437	1,299	1,288
Savings Accounts	73	65	60
Time Deposits < $100,000	1,958	4,602	5,362
Time Deposits > $100,000	589	1,273	2,836
Total	$3,947	$8,645	$10,585

Note 8
SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings
2011
Balance at December 31	$—	$43,372	$—
Maximum indebtedness at any month end	7,575	75,525	11,222
Daily average indebtedness outstanding	1,213	58,973	7,875
Average rate paid for the year	0.03%	0.09%	3.17%
Average rate paid on period-end borrowings	—%	0.05%	—%

2010
Balance at December 31	$10,275	$71,633	$11,020 (2)
Maximum indebtedness at any month end	12,550	71,633	11,792
Daily average indebtedness outstanding	6,269	16,733	4,861
Average rate paid for the year	0.02%	0.12%	2.84%
Average rate paid on period-end borrowings	0.01%	0.10%	3.37%

2009
Balance at December 31	$8,350	$25,520	$1,972 (2)
Maximum indebtedness at any month end	93,400	46,672	21,434
Daily average indebtedness outstanding	41,702	31,270	6,349
Average rate paid for the year	0.56%	0.08%	0.44%
Average rate paid on period-end borrowings	0.01%	0.18%	2.79%

(1)	Balances are fully collateralized by government treasury or agency securities held in the Company’s investment portfolio.

(2)	Includes FHLB debt and client tax deposit balances of $10.0 million and $1.0 million, respectively at December 31, 2010, and $0.6 million and $1.4 million, respectively at December 31, 2009.

Note 9
LONG-TERM BORROWINGS

Federal Home Loan Bank Notes. FHLB advances totaled $44.6 million at December 31, 2011 and $60.1 million at December 31, 2010. The advances mature at varying dates from 2013 through 2025 and had a weighted-average rate of 3.98% and 3.95% at December 31, 2011 and 2010. The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the FHLB advances is paid on a monthly basis.

Scheduled minimum future principal payments on FHLB advances at December 31, 2011 were as follows:

(Dollars in Thousands)
2012	$3,225
2013	9,677
2014	6,882
2015	5,431
2016	2,117
2017 and thereafter	17,274
Total	$44,606

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

In November 2004, CCBG Capital Trust I issued $30.0 million of trust preferred securities which represent interest in the assets of the trust. The interest payments are due quarterly at LIBOR plus a margin of 1.90%, adjusted quarterly. The trust preferred securities will mature on December 31, 2034, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after December 31, 2009 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 31, June 30, September 30, and December 31 of each year. CCBG Capital Trust I also issued $928,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $30.9 million junior subordinated deferrable interest note issued by the Company, which has terms similar to the trust preferred securities.

In May 2005, CCBG Capital Trust II issued $31.0 million of trust preferred securities which represent interest in the assets of the trust. The interest payments are due quarterly at LIBOR plus a margin of 1.80%, adjusted annually. The trust preferred securities will mature on June 15, 2035, and are redeemable upon approval of the Federal Reserve in whole or in part at the option of the Company at any time after May 20, 2010 and in whole at any time upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly on March 15, June 15, September 15, and December 15 of each year. CCBG Capital Trust II also issued $959,000 of common equity securities to CCBG. The proceeds of the offering of trust preferred securities and common equity securities were used to purchase a $32.0 million junior subordinated deferrable interest note issued by the Company, which has terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the two notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods. Under the terms of each note, in the event that under certain circumstances there is an event of default under the note or the Company has elected to defer interest on the note, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of February 2012, in consultation with the Federal Reserve, the Company elected to defer the interest payments on the notes. The Company will, however, continue the accrual of interest on the notes in accordance with their contractual obligations.

The Company has entered into agreements to guarantee the payments of distributions on the trust preferred securities and payments of redemption of the trust preferred securities. Under these agreements, the Company also agrees, on a subordinated basis, to pay expenses and liabilities of the two trusts other than those arising under the trust preferred securities. The obligations of the Company under the two junior subordinated notes, the trust agreements establishing the two trusts, the guarantee and agreement as to expenses and liabilities, in aggregate, constitute a full and unconditional guarantee by the Company of the two trusts’ obligations under the two trust preferred security issuances.

Despite the fact that the accounts of CCBG Capital Trust I and CCBG Capital Trust II are not included in the Company’s consolidated financial statements, the $30.0 million and $31.0 million, respectively, in trust preferred securities issued by these subsidiary trusts are included in the Tier I Capital of Capital City Bank Group, Inc. as allowed by Federal Reserve guidelines.

Note 10
INCOME TAXES

The provision for income taxes reflected in the statements of operations is comprised of the following components:

(Dollars in Thousands)	2011	2010	2009
Current:
Federal	$3,124	$(5,392)	$2,340
State	424	525	417
Deferred:
Federal	(1,828)	3,990	(5,767)
State	(1,350)	(2,158)	(2,475)
Valuation Allowance	259	66	149
Total	$629	$(2,969)	$(5,336)

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2011	2010	2009
Tax Expense at Federal Statutory Rate	$1,934	$(1,184)	$(3,083)
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(612)	(955)	(1,533)
Change in Reserve for Uncertain Tax Position	(168)	127	687
State Taxes, Net of Federal Benefit	(602)	(1,062)	(1,337)
Other	(182)	39	(219)
Change in Valuation Allowance	259	66	149
Actual Tax Expense	$629	$(2,969)	$(5,336)

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The net deferred tax asset and the temporary differences comprising that balance at December 31, 2011 and 2010 are as follows:

(Dollars in Thousands)	2011	2010
Deferred Tax Assets attributable to:
Allowance for Loan Losses	$11,973	$13,671
Associate Benefits	297	297
Accrued Pension/SERP	15,448	10,313
Interest on Nonperforming Loans	580	807
State Net Operating Loss and Tax Credit Carry-Forwards	4,119	3,541
Federal Capital Loss and Credit Carry-Forwards	287	—
Intangible Assets	198	173
Core Deposit Intangible	2,487	3,195
Contingency Reserve	241	52
Accrued Expense	437	466
Leases	410	407
Other Real Estate Owned	10,551	7,052
Other	895	1,008
Total Deferred Tax Assets	$47,923	$40,982

Deferred Tax Liabilities attributable to:
Depreciation on Premises and Equipment	$6,843	$6,411
Deferred Loan Fees and Costs	2,907	4,127
Net Unrealized Gains on Investment Securities	880	677
Intangible Assets	2,819	2,519
Accrued Pension/SERP	3,368	4,256
Securities Accretion	—	2
Market Value on Loans Held for Sale	—	72
Other	1,638	1,560
Total Deferred Tax Liabilities	18,455	19,624
Valuation Allowance	1,118	859
Net Deferred Tax Assets	$28,350	$20,499

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of CCBG, the separate state net operating loss carry-forwards of an inactive subsidiary, and certain of the Bank’s separate state tax credit carry-forwards, will be realized. Accordingly, a valuation allowance for CCBG’s separate state net operating loss carry-forward was recorded in 2008 and increased for CCBG’s additional state operating loss carry-forward generated in 2009 through 2011. This valuation allowance at year-end 2011 was $0.9 million. In addition, a valuation allowance for the inactive subsidiary’s separate state net operating loss carry-forwards and for certain of the Bank’s state tax credit carry-forwards was recorded in 2011 in the amount of $0.2 million. At year-end 2011, the Company had state net operating loss carry-forwards of approximately $100 million, which expire at various dates from 2023 through 2031, federal capital loss carry-forwards of approximately $0.1 million that expire in 2015, and federal alternative minimum tax credit carry-forwards of approximately $0.3 million that never expire. The Bank also has state tax credit carry-forwards of approximately $0.7 million, which expire at various dates from 2012 through 2016.

Changes in net deferred income tax assets were:

(Dollars in Thousands)	2011	2010
Balance at Beginning of Year	$20,499	$21,466
Income Tax Benefit From Change in Pension Liability	5,135	628
Income Tax (Expense) Benefit From Change in Unrealized (Gains) Losses on Available-for-Sale Securities	(203)	72
Income Tax Benefit From Changes in Other Temporary Impairment of Securities	—	231
Deferred Income Tax Benefit (Expense) on Continuing Operations	2,919	(1,898)
Balance at End of Year	$28,350	$20,499

The Company had unrecognized tax benefits at December 31, 2011, 2010, and 2009 of $4.6 million, $4.8 million, and $4.6 million, respectively, of which $3.0 million would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2011	2010	2009
Balance at January 1,	$4,770	$4,589	$3,916
Additions Based on Tax Positions Related to Current Year	522	611	673
Decrease Due to Lapse in Statue of Limitations	(715)	(430)	—
Decrease Based on Tax Positions Related to Prior Year	—	—	—
Balance at December 31	$4,577	$4,770	$4,589

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. The total amounts of interest and penalties recorded in the income statement for the years ended December 31, 2011, 2010, and 2009 were $(43,000), $9,000, and $250,000, respectively. The amounts accrued for interest and penalties at December 31, 2011, 2010, and 2009 were $1.1 million for each respective year.

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located. The Company is no longer subject to U.S. federal or state tax examinations for years before 2008.

Note 11
STOCK-BASED COMPENSATION

As of December 31, 2011, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”). These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004. Total compensation expense associated with these plans for 2009 through 2011 was $0.2 million, $0.1 million, and $0.1 million, respectively.

AIP. The Company’s AIP allows the Company’s Board of Directors to award key associates various forms of equity-based incentive compensation. In 2011, the Company, pursuant to the terms and conditions of the AIP, created the 2011 Incentive Plan (“2011 Plan”), under which all participants in the 2011 plan were eligible to earn performance shares. Awards under the 2011 Plan were tied to an internally established earnings goal. The grant-date fair value of the shares eligible to be awarded in 2011 was approximately $0.9 million. A total of 51,952 shares were eligible for issuance. No performance shares were awarded in 2011.

For 2009 through 2011, the Company recognized no expense for the AIP or a predecessor plan. 875,000 shares of common stock have been reserved for issuance under the AIP. The Company issued no shares of common stock under the 2011 AIP.

Executive Stock Option Agreement. Prior to 2007, the Company maintained a stock option program for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). The status of the options granted under this arrangement is detailed in the table provided below. In 2007, the Company replaced its practice of entering into an annual stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the ASIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. For 2009 through 2011, the Company recognized no expense related to this plan.

A summary of the status of the Company’s option shares is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	60,384	$32.79	$3.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2011	60,384	$32.79	$2.9	$—
Exercisable at December 31, 2011	60,384	$32.79	$2.9	$—

DSPP. The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase. Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees. The DSPP has 150,000 shares reserved for issuance. For 2011, the Company issued 21,872 shares under the DSPP and recognized approximately $23,000 in expense related to this plan. For 2010, the Company issued 22,152 shares and recognized approximately $26,000 in expense related to the DSPP. In 2009, 19,300 shares were issued and approximately $26,000 in expense was recognized under the DSPP.

ASPP. Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ASPP are limited to 10% of an associate’s eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year. Shares are issued at the beginning of the quarter following each six-month offering period. The ASPP has 593,750 shares of common stock reserved for issuance. For 2011, the Company issued 38,210 shares under the ASPP and recognized approximately $72,000 in expense related to this plan. For 2010, the Company issued 41,486 shares and recognized approximately $109,000 in expense related to the ASPP. For 2009, the Company issued 29,804 shares and recognized approximately $144,000 in expense under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $1.74 for 2011. For 2010 and 2009, the weighted average fair value purchase right granted was $2.67 and $5.97, respectively. In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2011	2010	2009
Dividend yield	3.5%	4.4%	3.7%
Expected volatility	31.0%	41.0%	67.5%
Risk-free interest rate	0.2%	0.2%	0.3%
Expected life (in years)	0.5	0.5	0.5

Note 12
EMPLOYEE BENEFIT PLANS Pension Plan

The Company sponsors a noncontributory pension plan covering substantially all of its associates. Benefits under this plan generally are based on the associate’s total years of service and average of the five highest years of compensation during the ten years immediately preceding their departure. The Company’s general funding policy is to contribute amounts sufficient to meet minimum funding requirements as set by law and to ensure deductibility for federal income tax purposes.

The following table details on a consolidated basis the components of pension expense, the funded status of the plan, amounts recognized in the Company’s consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2011	2010	2009
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$97,393	$83,749	$79,607
Service Cost	6,027	5,691	5,593
Interest Cost	5,243	4,733	4,588
Actuarial Loss/(Gain)	9,430	5,201	(2,977)
Benefits Paid	(1,846)	(1,776)	(2,829)
Expenses Paid	(245)	(205)	(233)
Plan Amendment	171	—	—
Projected Benefit Obligation at End of Year	$116,173	$97,393	$83,749

Accumulated Benefit Obligation at End of Year	$94,121	$77,100	$64,889

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$84,658	$79,547	$66,363
Actual Return on Plan Assets	277	7,092	8,246
Employer Contributions	5,000	—	8,000
Benefits Paid	(1,846)	(1,776)	(2,829)
Expenses Paid	(245)	(205)	(233)
Fair Value of Plan Assets at End of Year	$87,844	$84,658	$79,547

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Assets	$—	$—	$—
Other Liabilities	28,330	12,735	4,202

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$38,924	$25,438	$23,224
Prior Service Cost	2,060	2,351	2,860

Components of Net Periodic Benefit Costs:
Service Cost	$6,027	$5,691	$5,593
Interest Cost	5,243	4,733	4,588
Expected Return on Plan Assets	(6,555)	(6,194)	(5,060)
Amortization of Prior Service Costs	462	509	509
Net Loss Amortization	2,223	2,088	2,954
Net Periodic Benefit Cost	$7,400	$6,827	$8,584

Assumptions:
Weighted-average used to determine benefit obligations:
Discount Rate	5.00%	5.55%	5.75%
Rate of Compensation Increase	4.00%	4.25%	4.50%
Measurement Date	12/31/11	12/31/10	12/31/09

Weighted-average used to determine net cost:
Discount Rate	5.55%	5.75%	6.00%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	4.25%	4.50%	5.50%

Other Comprehensive Income. The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are as follows:

(Dollars in Thousands)	2012
Actuarial Loss	$3,430
Prior Service Cost	359
Total	$3,789

Plan Assets. The Company’s pension plan asset allocation at year-end 2011 and 2010, and the target asset allocation for 2012 is as follows:

	Target Allocation	Percentage of Plan Assets at Year-End (1)
	2012	2011	2010
Equity Securities	65%	51%	50%
Debt Securities	30%	33%	36%
Cash Equivalent	5%	16%	14%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

The Company’s pension plan assets are overseen by the CCBG Retirement Committee. Capital City Trust Company acts as the investment manager for the plan. The investment strategy is to maximize return on investments while minimizing risk. The Company believes the best way to accomplish this goal is to take a conservative approach to its investment strategy by investing in high-grade equity and debt securities. The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets. The Company considers historical performance data and economic/financial data to arrive at expected long-term rates of return for each asset category.

The major categories of assets in the Company’s pension plan as of year-end are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value Measurements).

(Dollars in Thousands)	2011	2010
Level 1:
U.S. Treasury	$4,039	$4,837
Common Stocks	14,084	11,935
Mutual Funds	44,382	40,267
Cash and Cash Equivalents	12,287	11,374

Level 2:
U.S. Government Agencies and Corporations	13,052	16,245

Total Fair Value of Plan Assets	$87,844	$84,658

Expected Benefit Payments. As of December 31, 2011, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)
2012	$5,509
2013	6,207
2014	7,291
2015	9,071
2016	7,775
2017 through 2021	46,669
Total	$82,522

Contributions. The following table details the amounts contributed to the pension plan in 2011 and 2010, and the expected amount to be contributed in 2012.

(Dollars in Thousands)	2011	2010 (1)	Expected Range of Contribution 2012 (2)
Actual Contributions	$5,000	$—	$6,000 - $8,000

(1)	For 2010, the Company did not make a contribution to its pension plan due to adequacy of its funding level.
(2)	For 2012, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

Supplemental Executive Retirement Plan

The Company has a Supplemental Executive Retirement Plan (“SERP”) covering selected executive officers. Benefits under this plan generally are based on the same service and compensation as used for the pension plan, except the benefits are calculated without regard to the limits set by the Internal Revenue Code on compensation and benefits. The net benefit payable from the SERP is the difference between this gross benefit and the benefit payable by the pension plan.

The following table details the components of the SERP’s periodic benefit cost, the funded status of the plan, amounts recognized in the Company’s consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2011	2010	2009
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,001	$3,174	$5,033
Service Cost	—	—	20
Interest Cost	147	150	178
Actuarial Gain	(151)	(323)	(2,057)
Plan Amendment	33	—	—
Projected Benefit Obligation at End of Year	$3,030	$3,001	$3,174

Accumulated Benefit Obligation at End of Year	$3,030	$2,996	$2,889

Amounts Recognized in the Consolidated Statements of Financial Condition:
Other Liabilities	$3,030	$3,001	$3,174

Amounts (Pre-Tax) Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Gain	$(1,490)	$(1,753)	$(1,854)
Prior Service Cost	547	694	874

Components of Net Periodic Benefit Costs:
Service Cost	$—	$—	$20
Interest Cost	147	150	178
Amortization of Prior Service Cost	180	180	180
Net Gain Amortization	(413)	(424)	(350)
Net Periodic Benefit Cost	$(86)	$(94)	$28

Assumptions:
Weighted-average used to determine the benefit obligations:
Discount Rate	5.00%	5.55%	5.75%
Rate of Compensation Increase	4.00%	4.25%	4.50%
Measurement Date	12/31/11	12/31/10	12/31/09

Weighted-average used to determine the net cost:
Discount Rate	5.50%	5.75%	6.00%
Rate of Compensation Increase	4.25%	4.50%	5.50%

Expected Benefit Payments. As of December 31, 2011, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)
2012	$337
2013	330
2014	386
2015	398
2016	184
2017 through 2021	175
Total	$1,810

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis. The plan covers substantially all associates of the Company who meet minimum age requirements. The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant’s compensation for eligible associates. During 2011, 2010, and 2009, the Company made matching contributions of $0.4 million, $0.4 million, and $0.4 million, respectively. The participant may choose to invest their contributions into twenty-four investment options available to 401(k) participants, including the Company’s common stock. A total of 50,000 shares of CCBG common stock have been reserved for issuance. These shares have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan. A total of 250,000 shares have been reserved for issuance. In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2011, 2010 and 2009.

Note 13
EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in Thousands, Except Per Share Data)	2011	2010	2009
Numerator:
Net Income (Loss)	$4,897	$(413)	$(3,471)

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,139,558	17,075,867	17,043,964
Effects of Dilutive Securities Stock Compensation Plans	832	—	—

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,140,390	17,075,867	17,043,964

Basic Earnings Per Share	$0.29	$(0.02)	$(0.20)

Diluted Earnings Per Share	$0.29	$(0.02)	$(0.20)

Stock options for 23,138 and 37,246 shares of common stock related to awards earned in 2003 and 2004, respectively, were not considered in computing diluted earnings per common share for 2011, 2010 and 2009 because they were anti-dilutive.

Note 14
CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items. The Company’s capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require that the Company maintain amounts and ratios (set forth in the table below) of total and Tier I Capital to risk-weighted assets, and of Tier I Capital to average assets. As of December 31, 2011, the Company met all capital adequacy requirements to which it is subject.

A summary of actual, required, and capital levels necessary to be considered well-capitalized for Capital City Bank Group, Inc. consolidated and its banking subsidiary, CCB, as of December 31, 2011 and December 31, 2010 are as follows:

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Tier I Capital:
CCBG	$246,455	13.96%	$70,964	4.00%	*	*
CCB	246,159	13.96%	70,904	4.00%	106,356	6.00%

Total Capital:
CCBG	270,518	15.32%	141,928	8.00%	*	*
CCB	268,317	15.21%	141,809	8.00%	177,261	10.00%

Tier I Leverage:
CCBG	246,455	10.26%	70,964	4.00%	*	*
CCB	246,159	10.26%	70,904	4.00%	88,630	5.00%

As of December 31, 2010:
Tier I Capital:
CCBG	$249,619	13.24%	$75,920	4.00%	*	*
CCB	240,270	12.77%	75,734	4.00%	113,601	6.00%

Total Capital:
CCBG	275,231	14.59%	151,840	8.00%	*	*
CCB	263,937	14.03%	151,469	8.00%	189,336	10.00%

Tier I Leverage:
CCBG	249,619	10.10%	75,920	4.00%	*	*
CCB	240,270	9.74%	75,734	4.00%	94,668	5.00%

*	Not applicable to bank holding companies.

Note 15
DIVIDEND RESTRICTIONS

Substantially all the Company’s retained earnings are undistributed earnings of its banking subsidiary which are restricted by various regulations administered by federal and state bank regulatory authorities.

The approval of the appropriate regulatory authority is required if the total of all dividends declared by a subsidiary bank in any calendar year exceeds the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years. In addition, pursuant to the Federal Reserve Resolutions, the Bank must receive prior approval from its regulators to issue and declare any further dividends to CCBG. Moreover, CCBG must receive approval from the Federal Reserve to pay any dividends to its shareowners.

Note 16
RELATED PARTY INFORMATION

At December 31, 2011 and 2010, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $20.8 million and $21.8 million, respectively. During 2011, $30.8 million in new loans were made and repayments totaled $31.8 million. In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

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

(Dollars in Thousands)	2011		2010		2009
Noninterest Income:
Merchant Fee Income	$1	(1)	$1,118	(1)	$2,359
Interchange Commission Fees	5,622		5,077		4,432
ATM/Debit Card Fees	4,519		4,123		3,515

Noninterest Expense:
Maintenance Agreements - FF&E	3,114		3,185		3,225
Legal Fees	4,106		4,301		3,975
Professional Fees	3,832		4,338		4,501
Interchange Fees	4	(1)	955	(1)	1,929
Telephone	1,895		2,059		2,227
Advertising	2,471		2,905		3,285
Processing Services	3,708		3,651		3,591
Insurance - Other	4,474		6,324		5,167
Printing and Supplies	1,321	(1)	1,455	(1)	1,882
Postage	1,780		1,650		1,711

(1)	Less than 1% of the appropriate threshold.

Note 18
COMMITMENTS AND CONTINGENCIES

Lending Commitments. The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients. These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments. As of December 31, the amounts associated with the Company’s off-balance sheet obligations were as follows:

	2011			2010
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total

Commitments to Extend Credit(1)	38,432	257,081	295,513	66,021	264,746	330,767
Standby Letters of Credit	10,920	—	10,920	12,675	—	12,675
Total	49,352	257,081	306,433	78,696	264,746	343,442

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments. In the normal course of business, the Company enters into lease commitments which are classified as operating leases. Rent expense incurred under these leases was approximately $0.6 million in 2011, $1.2 million in 2010, and $1.5 million in 2009. Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2011, are as follows (dollars in millions): 2012, $0.7; 2013, $0.6; 2014, $0.4; 2015, $0.4; 2016, $0.4, thereafter, $4.0.

Contingencies. The Company is a party to lawsuits and claims arising out of the normal course of business. In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation. The Company is a member of the Visa U.S.A. network. Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”). In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering. Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company. During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain. Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares. Further information on the swap contract is contained within Note 19 below.

Note 19
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

Financial Assets and Financial Liabilities. The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2011
ASSETS:
Securities available for sale:
U.S. Treasury	$169,464	$—	$—	$169,464
U.S. Government Agencies and Corporations	14,737	—	—	14,737
State and Political Subdivisions	—	59,094	—	59,094
Mortgage-Backed Securities	—	52,497	—	52,497
Other Securities	—	11,357	—	11,357
LIABILITIES:
Fair Value Swap	—	—	572	572

2010
Securities available for sale:
U.S. Treasury	$162,151	$—	$—	$162,151
U.S. Government Agencies and Corporations	—	—	—	—
State and Political Subdivisions	—	79,300	—	79,300
Mortgage-Backed Securities	—	56,217	—	56,217
Other Securities	—	12,064	—	12,064

Non-Financial Assets and Non-Financial Liabilities. Certain financial and non-financial assets measured at fair value on a nonrecurring basis are detailed below; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. On a non-recurring basis, certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the liquidation of collateral. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans had a carrying value of $107.8 million, with a valuation allowance of $11.2 million, at December 31, 2011 compared to $87.8 million and $14.7 million, respectively, at December 31, 2010.

Loans Held for Sale. Loans held for sale of $13.8 million, which are carried at the lower of cost or fair value, are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products which is considered a level 2 fair value measurement.

Other Real Estate Owned. During the 12 months of 2011, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $37.4 million during the 12 months ended December 31, 2011. The Company disposed of $27.8 million in foreclosed assets and recognized subsequent write-downs totaling $5.0 million for properties that were re-valued during the 12 months ended December 31, 2011. The carrying value of foreclosed assets was $62.6 million at December 31, 2011.

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

The Company’s financial instruments that have estimated fair values are presented below:

	At December 31,
	2011		2010
(Dollars in Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash	$54,953	$54,953	$35,410	$35,410
Short-Term Investments	330,361	330,361	200,783	200,783
Investment Securities	307,149	307,149	309,731	309,731
Loans, Net of Allowance for Loan Losses	1,597,648	1,485,813	1,723,235	1,675,997
Total Financial Assets	$2,290,111	$2,178,276	$2,269,159	$2,221,921

Financial Liabilities:
Deposits	$2,172,519	$2,173,331	$2,103,976	$2,105,568
Short-Term Borrowings	43,372	42,021	92,928	89,287
Subordinated Notes Payable	62,887	62,858	62,887	62,884
Long-Term Borrowings	44,606	47,770	50,101	52,302
Total Financial Liabilities	$2,323,384	$2,325,980	$2,309,892	$2,310,041

All non-financial instruments are excluded from the above table. The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 20
PARENT COMPANY FINANCIAL INFORMATION

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2011	2010	2009
OPERATING INCOME
Income Received from Subsidiary Bank:
Dividends	$—	$—	$35,000
Overhead Fees	3,364	3,059	3,209
Other Income	48	74	121
Total Operating Income	3,412	3,133	38,330

OPERATING EXPENSE
Salaries and Associate Benefits	1,974	1,359	1,694
Interest on Subordinated Notes Payable	1,380	2,008	3,730
Professional Fees	1,251	1,185	999
Advertising	135	96	202
Legal Fees	249	226	176
Other	440	623	813
Total Operating Expense	5,429	5,497	7,614
Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	(2,017)	(2,364)	30,716
Income Tax Benefit	(666)	(771)	(1,430)
Income Before Equity in Undistributed Earnings of Subsidiary Bank	(1,351)	(1,593)	32,146
Equity in Undistributed Earnings of Subsidiary Bank	6,248	1,180	(35,617)
Net Income (Loss)	$4,897	$(413)	$(3,471)

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2011	2010
ASSETS
Cash and Due From Subsidiary Bank	$6,269	$10,986
Investment in Subsidiary Bank	313,372	314,874
Other Assets	3,016	2,693
Total Assets	$322,657	$328,553

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	7,828	6,647
Total Liabilities	70,715	69,534

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,160,274 and 17,100,081 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	172	171
Additional Paid-In Capital	37,838	36,920
Retained Earnings	237,461	237,679
Accumulated Other Comprehensive Loss, Net of Tax	(23,529)	(15,751)
Total Shareowners’ Equity	251,942	259,019
Total Liabilities and Shareowners’ Equity	$322,657	$328,553

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$4,897	$(413)	$(3,471)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(6,248)	(1,180)	35,617
Increase in Other Assets	(324)	(97)	(528)
Increase in Other Liabilities	1,182	(203)	1,325
Net Cash (Used In) Provided by Operating Activities	(493)	(1,893)	32,943

CASH FROM FINANCING ACTIVITIES:
Payment of Dividends	(5,142)	(8,368)	(12,959)
Repurchase of Common Stock	—	—	(1,561)
Issuance of Common Stock	918	822	1,052
Net Cash Used in Financing Activities	(4,224)	(7,546)	(13,468)

Net (Decrease) Increase in Cash	(4,717)	(9,439)	19,475
Cash at Beginning of Period	10,986	20,425	950
Cash at End of Period	$6,269	$10,986	$20,425

Note 21
COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130) requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income. Total comprehensive income is reported in the consolidated statements of changes in shareowners’ equity. Information related to net comprehensive income (loss) is as follows:

(Dollars in Thousands)	2011	2010	2009
Other Comprehensive Income (Loss):
Securities available for sale:
Change in net unrealized gain, net of tax expense of $203 and $41 and a net of tax benefit of $460	$397	$79	$(888)
Retirement plans:
Change in funded status of defined benefit pension plan and SERP, net of tax benefit of $5,135, $627, and a net of tax expense $4,441	(8,175)	(1,000)	7,072
Net Other Comprehensive (Loss) Gain	$(7,778)	$(921)	$6,184

The components of accumulated other comprehensive loss, net of tax, as of year-end were as follows:

Net unrealized gain on securities available for sale	$1,064	$667	$588
Net unfunded liability for defined benefit pension plan and SERP	(24,593)	(16,418)	(15,418)
	$(23,529)	$(15,751)	$(14,830)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2011.

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

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2011, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2011, as stated in its attestation report, which is included herein on page 106.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of
Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Capital City Bank Group, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
March 15, 2012

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2012.

Item 11.	Executive Compensation

Incorporated herein by reference to the sections entitled “Executive Compensation” and “Director Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners. The following table provides certain information regarding the Registrant’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Securities Holders	60,384 (1)	$32.79	1,585,814 (2)
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	60,384	$32.79	1,585,8144

(1)	Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated 1996 Associate Incentive Plan.

(2)

Consists of 875,000 shares available for issuance under our 2011 Associate Incentive Plan, 573,926 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 136,888 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Related Person Transaction Policy” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2012.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 24, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1.	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at the End of Fiscal Years 2011 and 2010
Consolidated Statements of Operations for Fiscal Years 2011, 2010, and 2009
Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2011, 2010, and 2009
Consolidated Statements of Cash Flows for Fiscal Years 2011, 2010, and 2009
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of its shareholders.

4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 15, 2012, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 15, 2012 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.
William G. Smith, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 15, 2012, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ DuBose Ausley	/s/ John K. Humphress
DuBose Ausley	John K. Humphress

/s/ Thomas A. Barron	/s/ Lina S. Knox
Thomas A. Barron	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis III
Frederick Carroll, III	Henry Lewis III

/s/ Cader B. Cox, III	/s/ William G. Smith, Jr.
Cader B. Cox, III	William G. Smith, Jr.

/s/ J. Everitt Drew
J. Everitt Drew

Exhibit Index

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of its shareholders.

4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

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