Form 10-Q
period 2012-03-31
CAPITAL CITY BANK GROUP INC
filed 2012-05-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

At April 30, 2012, 17,191,090 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2012

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 as well as:

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

PART I.      FINANCIAL INFORMATION
Item 1.        CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Unaudited
(Dollars In Thousands, Except Share Data)	March 31, 2012	December 31, 2011
ASSETS
Cash and Due From Banks	$50,567	$54,953
Federal Funds Sold and Interest Bearing Deposits	418,678	330,361
Total Cash and Cash Equivalents	469,245	385,314

Investment Securities, Available-for-Sale	284,490	307,149

Loans, Net of Unearned Income	1,578,884	1,628,683
Allowance for Loan Losses	(31,217)	(31,035)
Loans, Net	1,547,667	1,597,648

Premises and Equipment, Net	111,408	110,991
Goodwill	84,811	84,811
Other Intangible Assets	565	673
Other Real Estate Owned	58,100	62,600
Other Assets	103,992	92,126
Total Assets	$2,660,278	$2,641,312

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$605,774	$618,317
Interest Bearing Deposits	1,579,930	1,554,202
Total Deposits	2,185,704	2,172,519

Short-Term Borrowings	42,188	43,372
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	42,826	44,606
Other Liabilities	75,876	65,986
Total Liabilities	2,409,481	2,389,370

SHAREOWNERS' EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	-	-
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,182,090 and 17,160,274 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	172	172
Additional Paid-In Capital	38,101	37,838
Retained Earnings	236,299	237,461
Accumulated Other Comprehensive Loss, Net of Tax	(23,775)	(23,529)
Total Shareowners' Equity	250,797	251,942
Total Liabilities and Shareowners' Equity	$2,660,278	$2,641,312

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$22,005	$23,947
Taxable Exempt Securities	794	852
Tax Exempt Securities	106	219
Federal Funds Sold	225	171
Total Interest Income	23,130	25,189
INTEREST EXPENSE
Deposits	643	1,258
Short-Term Borrowings	8	111
Subordinated Notes Payable	382	340
Other Long-Term Borrowings	436	494
Total Interest Expense	1,469	2,203
NET INTEREST INCOME	21,661	22,986
Provision for Loan Losses	4,793	4,133
Net Interest Income After Provision For Loan Losses	16,868	18,853
NONINTEREST INCOME
Service Charges on Deposit Accounts	6,309	5,983
Data Processing	675	974
Asset Management Fees	1,015	1,080
Retail Brokerage Fees	758	729
Mortgage Banking Fees	848	617
Bank Card Fees	2,771	2,496
Gain on Sale of Visa Stock	-	3,172
Other	1,210	1,283
Total Noninterest Income	13,586	16,334
NONINTEREST EXPENSE
Salaries and Associate Benefits	16,843	16,577
Occupancy, Net	2,266	2,396
Furniture and Equipment	2,201	2,226
Intangible Amortization	108	353
Other Real Estate	3,513	3,677
Other	7,666	8,102
Total Noninterest Expense	32,597	33,331

(LOSS) INCOME BEFORE INCOME TAXES	(2,143)	1,856
Income Tax (Benefit) Expense	(981)	546

NET (LOSS) INCOME	$(1,162)	$1,310

BASIC NET (LOSS) INCOME PER SHARE	$(0.07)	$0.08
DILUTED NET (LOSS) INCOME PER SHARE	$(0.07)	$0.08

Average Basic Shares Outstanding	17,181,333	17,121,602
Average Diluted Shares Outstanding	17,181,333	17,130,118

Other Comprehensive (Loss) Income:
Change in Net Unrealized Gain On Available-For-Sale Securities (net of tax)	(246)	34
Total Comprehensive (Loss) Income	$(1,408)	$1,344

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY
(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2012	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942
Comprehensive Income:
Net Loss		-	-	(1,162)	-	(1,162)
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax benefit of $150)		-	-	-	(246)	(246)
Total Comprehensive Loss		-	-	-	-	(1,408)
Stock Performance Plan Compensation		-	56	-	-	56
Issuance of Common Stock	21,816	-	207	-	-	207
Balance, March 31, 2012	17,182,090	$172	$38,101	$236,299	$(23,775)	$250,797

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2011	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019
Comprehensive Income:
Net Income		-	-	1,310	-	1,310
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax expense of $25)		-	-	-	34	34
Total Comprehensive Income		-	-	-	-	1,344
Cash Dividends ($0.10 per share)		-	-	(1,713)	-	(1,173)
Stock Performance Plan Compensation		-	215	-	-	215
Issuance of Common Stock	27,155	-	413	-	-	413
Balance, March 31, 2011	17,127,236	$171	$37,548	$237,276	$(15,717)	$259,278

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(1,162)	$1,310
Adjustments to Reconcile Net (Loss) Income to Cash Provided by Operating Activities:
Provision for Loan Losses	4,793	4,133
Depreciation	1,669	1,753
Amortization of Premiums, Discounts, and Fees (net)	827	1,023
Amortization of Intangible Assets	108	353
Net Decrease in Loans Held-for-Sale	7,664	4,081
Stock-Based Compensation	56	215
Deferred Income Taxes	277	918
Loss on Sales and Write-Downs of Other Real Estate Owned	2,097	2,672
Net (Increase) Decrease in Other Assets	(11,993)	745
Net Increase in Other Liabilities	9,890	3,440
Net Cash Provided By Operating Activities	14,226	20,643

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(18,986)	(24,677)
Sales	805	-
Payments, Maturities, and Calls	39,586	22,090
Net Decrease in Loans	33,479	25,020
Proceeds From Sales of Other Real Estate Owned	6,479	8,979
Purchases of Premises and Equipment	(2,086)	(315)
Net Cash Provided By In Investing Activities	59,277	31,097

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits	13,185	43,071
Net Decrease in Short-Term Borrowings	(2,731)	(6,278)
Increase in Other Long-Term Borrowings	560	790
Repayment of Other Long-Term Borrowings	(793)	(841)
Dividends Paid	-	(1,713)
Issuance of Common Stock	207	413
Net Cash Provided by Financing Activities	10,428	35,442

NET INCREASE IN CASH AND CASH EQUIVALENTS	83,931	87,182

Cash and Cash Equivalents at Beginning of Period	385,314	236,193
Cash and Cash Equivalents at End of Period	$469,245	$323,375

Supplemental Disclosure:
Loans Transferred to Other Real Estate Owned	$4,076	$9,078
Transfer of Current Portion of Long-Term Borrowings	$1,547	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.  Capital City Bank Group, Inc. (“CCBG” or the “Company”) provides a full range of banking and banking-related services to individual and corporate clients through its subsidiary, Capital City Bank, with banking offices located in Florida, Georgia, and Alabama.  The Company is subject to competition from other financial institutions, is subject to regulation by certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation.  The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of CCBG, and its wholly-owned subsidiary, Capital City Bank (“CCB” or the “Bank” and together with the Company).  All material inter-company transactions and accounts have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The consolidated statement of financial condition at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition.  The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2012
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$143,726	$1,093	$-	$144,819
U.S. Government Agency	22,715	45	35	22,725
States and Political Subdivisions	58,323	164	28	58,459
Mortgage-Backed Securities	46,453	739	62	47,130
Other Securities(1)	11,957	-	600	11,357
Total Investment Securities	$283,174	$2,041	$725	$284,490

	December 31, 2011
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$168,001	$1,463	$-	$169,464
U.S. Government Agency	14,758	27	48	14,737
States and Political Subdivisions	58,946	186	38	59,094
Mortgage-Backed Securities	51,775	809	87	52,497
Other Securities(1)	11,957	-	600	11,357
Total Investment Securities	$305,437	$2,485	$773	$307,149

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.5 million and $4.8 million, respectively, at March 31, 2012 and December 31, 2011.

Securities with an amortized cost of $153.8 million and $102.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes.

The Company’s subsidiary, Capital City Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock which is included in other securities is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.

Maturity Distribution. As of March 31, 2012, the Company's investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$118,346	$118,646
Due after one through five years	151,800	153,329
Due after five through ten years	1,071	1,158
Due over ten years	-	-
No Maturity	11,957	11,357
Total Investment Securities	$283,174	$284,490

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

			March 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government Agency	9,210	35	-	-	9,210	35
States and Political Subdivisions	12,687	28	-	-	12,687	28
Mortgage-Backed Securities	7,309	55	1,412	7	8,721	62
Other Securities	-	-	600	600	600	600
Total Investment Securities	$29,206	$118	$2,012	$607	$31,218	$725

			December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.U.S. Treasury	$9,698	$48	$-	$-	$9,698	$48
U.S. Government Agency	-	-	-	-	-	-
States and Political Subdivisions	14,597	38	-	-	14,597	38
Mortgage-Backed Securities	11,612	87	37	-	11,649	87
Other Securities	-	-	600	600	600	600
Total Investment Securities	$35,907	$173	$637	$600	$36,544	$773

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

At March 31, 2012, the Company had securities of $283.2 million with net pre-tax unrealized gains of $1.3 million on these securities, of which $31.2 million have unrealized losses totaling $0.7 million.  Approximately $0.1 million of these securities have been in a loss position for less than 12 months.  These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on March 31, 2012.  The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated.  Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.  One preferred bank stock issue for $0.6 million has been in a loss position for greater than 12 months.  The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 – LOANS, NET

Loan Portfolio Composition.  The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2012	December 31, 2011
Commercial, Financial and Agricultural	$132,119	$130,879
Real Estate-Construction	30,238	18,892
Real Estate-Commercial Mortgage	624,528	639,140
Real Estate-Residential(1)	361,433	385,621
Real Estate-Home Equity	240,800	244,263
Real Estate-Loans Held-for-Sale	13,561	21,225
Consumer	176,205	188,663
Loans, Net of Unearned Income	$1,578,884	$1,628,683

(1)	Includes loans in process with outstanding balances of $6.6 million and $12.5 million for March 31, 2012 and December 31, 2011, respectively.

Net deferred fees included in loans were $1.6 million at March 31, 2012 and December 31, 2011, respectively.

Loan Portfolio Aging.  A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans:

(Dollars in Thousands)	30-59 DPD	60-89 DPD	Over 90 DPD	Total Past Due	Total Current	Total Loans
March 31, 2012
Commercial, Financial and Agricultural	$596	$32	$-	$628	$130,683	$132,119
Real Estate - Construction	310	-	-	310	33,302	34,554
Real Estate - Commercial Mortgage	1,640	13	-	1,653	580,594	624,528
Real Estate - Residential	3,238	471	12	3,721	334,957	364,123
Real Estate - Home Equity	879	245	13	1,137	235,565	240,800
Consumer	1,459	310	-	1,769	180,445	182,760
Total Past Due Loans	$8,122	$1,071	$25	$9,218	$1,495,546	$1,578,884

(Dollars in Thousands)	30-59 DPD	60-89 DPD	Over 90 DPD	Total Past Due	Total Current	Total Loans
December 31, 2011
Commercial, Financial and Agricultural	$307	$49	$46	$402	$129,722	$130,879
Real Estate - Construction	-	-	-	-	26,034	26,367
Real Estate - Commercial Mortgage	3,070	646	-	3,716	592,604	639,140
Real Estate - Residential	7,983	3,031	58	11,072	350,133	386,877
Real Estate - Home Equity	1,139	500	95	1,734	238,246	244,263
Consumer	2,355	345	25	2,725	197,272	201,157
Total Past Due Loans	$14,854	$4,571	$224	$19,649	$1,534,011	$1,628,683

Nonaccrual Loans.  Loans are generally placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful.  Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans:

	March 31, 2012		December 31, 2011
(Dollars in Thousands)	Nonaccrual	Over 90 Days	Nonaccrual	Over 90 Days
Commercial, Financial and Agricultural	$808	$-	$755	$46
Real Estate - Construction	943	-	334	-
Real Estate - Commercial Mortgage	46,886	-	42,820	-
Real Estate - Residential	25,445	12	25,671	58
Real Estate - Home Equity	4,098	13	4,283	95
Consumer	546	-	1,160	25
Total Nonaccrual Loans	$78,726	$25	$75,023	$224

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

The following table presents loans individually evaluated for impairment by class of loans:
(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
March 31, 2012:
Commercial, Financial and Agricultural	$1,809	$1,000	$809	$241
Real Estate - Construction	1,266	82	1,184	123
Real Estate - Commercial Mortgage	69,898	33,982	35,916	5,543
Real Estate - Residential	33,826	5,868	27,958	4,789
Real Estate - Home Equity	3,355	652	2,703	580
Consumer	46	15	31	26
Total	$110,200	$41,599	$68,601	$11,302

December 31, 2011:
Commercial, Financial and Agricultural	$1,653	$671	$982	$311
Real Estate - Construction	511	-	511	68
Real Estate - Commercial Mortgage	65,624	19,987	45,637	5,828
Real Estate - Residential	36,324	6,897	29,427	4,702
Real Estate - Home Equity	3,527	645	2,882	239
Consumer	143	90	53	26
Total	$107,782	$28,290	$79,492	$11,174

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans:

	Three Months Ended March 31,
	2012		2011
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income

Commercial, Financial and Agricultural	$1,731	$20	$1,540	$34
Real Estate - Construction	889	4	2,561	8
Real Estate - Commercial Mortgage	67,761	481	46,064	315
Real Estate - Residential	35,075	235	34,757	288
Real Estate - Home Equity	3,441	25	3,308	26
Consumer	95	4	141	14
Total	$108,992	$769	$88,371	$685

Troubled Debt Restructurings (“TDRs”).  TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider.  In these instances, as part of a work-out alternative, the Company will defer cash payments required as part of the loan agreement through either a principal moratorium or extension of the loan term.  The impact of the TDR modifications and defaults are factored into the allowance for loan losses on a loan-by-loan basis as all TDRs are, by definition, impaired loans.  Thus, specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying collateral value, if the loan is deemed to be collateral dependent.

The following table presents loans classified as TDRs:

	March 31, 2012		December 31, 2011
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$956	$200	$694	$-
Real Estate - Construction	323	-	178	-
Real Estate - Commercial Mortgage	21,199	11,382	20,062	12,029
Real Estate - Residential	13,977	1,192	15,553	947
Real Estate - Home Equity	897	-	1,161	-
Consumer	21	-	27	-
Total TDRs	$37,373	$12,774	$37,675	$12,976

Loans classified as TDRs during the three months ended March 31, 2012 are presented in the table below.  The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	4	$656	$660
Real Estate - Construction	-	-	-
Real Estate – Commercial Mortgage	13	4,565	4,695
Real Estate - Residential	8	859	909
Real Estate - Home Equity	-	-	-
Consumer	-	-	-
Total TDRs	25	$6,080	$6,264

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended March 31, 2012 are presented in the table below.

(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	-	$-
Real Estate - Construction	-	-
Real Estate – Commercial Mortgage	3	1,562
Real Estate - Residential	7	1,038
Real Estate - Home Equity	1	157
Consumer	-	-
Total TDRs	11	$2,757

Credit Risk Management.  The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures designed to maximize loan income within an acceptable level of risk.  Management and the Board of Directors reviews and approves these policies and procedures on a regular basis (at least annually).

Reporting systems have been implemented to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.  Management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies.  In addition, total borrower exposure limits are established and concentration risk is monitored.  As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans.  Specific segments of the loan portfolio are monitored and reported to the Board on a quarterly basis and have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards.  Detailed below are the categories of loans within the Company’s loan portfolio and risk characteristics unique to each.

Commercial, Financial, and Agricultural – Loans in this category are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or other guarantees.  Lending policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt.  The majority of these loans are secured by the assets being financed or other business assets such as accounts receivable, inventory, or equipment.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy guidelines.

Real Estate Construction – Loans in this category consist of short-term construction loans, revolving and non-revolving credit lines and construction/perm loans made to individuals and investors to finance the acquisition, development, construction or rehabilitation of real property.  These loans are primarily made based on identified cash flows of the borrower or project and generally secured by the property being financed, including 1-4 family residential properties and commercial properties that are either owner-occupied or investment in nature.  These properties may include either vacant or improved property.  Collateral values are determined based upon third party appraisals and evaluations.  Loan to value ratios at origination are governed by established policy guidelines.

Real Estate Commercial Mortgage – Loans in this category consists of commercial mortgage loans secured by property that is either owner-occupied or investment in nature.  These loans are primarily made based on identified cash flows of the borrower or project with consideration given to underlying real estate collateral and personal guarantees.  Lending policy establishes debt service coverage ratios and loan to value ratios specific to the property type.  Collateral values are determined based upon third party appraisals and evaluations.

Real Estate Residential – Residential mortgage loans held in the Company’s loan portfolio are made to borrowers that demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current income, employment status, current assets, and other financial resources, credit history, and the value of the collateral.  Collateral consists of mortgage liens on 1-4 family residential properties.  Collateral values are determined based upon third party appraisals and evaluations.  The Company does not originate sub-prime loans.

Real Estate Home Equity – Home equity loans and lines are made to qualified individuals for legitimate purposes generally secured by senior or junior mortgage liens on owner-occupied 1-4 family homes or vacation homes.  Borrower qualifications include favorable credit history combined with supportive income and debt ratio requirements and combined loan to value ratios within established policy guidelines.  Collateral values are determined based upon third party appraisals and evaluations.

Consumer Loans – This loan portfolio includes personal installment loans, direct and indirect automobile financing, and overdraft lines of credit.  The majority of the consumer loan portfolio consists of indirect and direct automobile loans.  Lending policy establishes maximum debt to income ratios, minimum credit scores, and includes guidelines for verification of applicants’ income and receipt of credit reports.

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

The following table presents the risk category of loans by segment:

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
March 31, 2012
Special Mention	$9,835	$48,931	$54	$58,820
Substandard	10,300	207,959	1,037	219,296
Doubtful	37	6,221	-	6,258
Total Criticized Loans	$20,172	$263,111	$1,091	$284,374

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
December 31, 2011
Special Mention	$4,883	$43,787	$79	$48,749
Substandard	9,804	202,734	1,699	214,237
Doubtful	111	7,763	-	7,874
Total Criticized Loans	$14,798	$254,284	$1,778	$270,860

Allowance for Loan Losses.  The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	158	628	1,166	1,511	1,207	41	82	4,793
Charge-Offs	(268)	-	(1,532)	(1,967)	(892)	(732)	-	(5,391)
Recoveries	69	-	138	163	18	392	-	780
Net Charge-Offs	(199)	-	(1,394)	(1,804)	(874)	(340)		(4,611)
Ending Balance	$1,493	$1,761	$10,432	$12,225	$2,725	$1,588	$993	$31,217

Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$241	$123	$5,543	$4,789	$580	$26	$-	$11,302
Loans Collectively Evaluated for Impairment	1,252	1,638	4,889	7,436	2,145	1,562	993	19,915
Ending Balance	$1,493	$1,761	$10,432	$12,225	$2,725	$1,588	$993	$31,217

March 31, 2011
Beginning Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436
Provision for Loan Losses	553	(566)	1,810	1,887	1,065	(554)	(62)	4,133
Charge-Offs	(721)	-	(430)	(3,456)	(989)	(620)	-	(6,216)
Recoveries	63	9	12	60	36	340	-	520
Net Charge-Offs	(658)	9	(418)	(3,396)	(953)	(280)	-	(5,696)
Ending Balance	$1,439	$1,503	$10,037	$15,537	$2,634	$1,778	$945	$33,873

Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$174	$481	$5,508	$7,165	$1,212	$58	$-	$14,598
Loans Collectively Evaluated for Impairment	1,265	1,022	4,529	8,372	1,422	1,720	945	19,275
Ending Balance	$1,439	$1,503	$10,037	$15,537	$2,634	$1,778	$945	$33,873

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2012
Individually Evaluated for Impairment	$1,809	$1,266	$69,898	$33,826	$3,355	$46	$-	$110,200
Collectively Evaluated for Impairment	130,310	33,288	554,630	330,298	237,445	182,713	-	1,468,684
Total	$132,119	$34,554	$624,528	$364,124	$240,800	$182,759	$-	$1,578,884

March 31, 2011
Individually Evaluated for Impairment	$1,397	$2,589	$49,758	$31,734	$3,338	$138	$-	$88,954
Collectively Evaluated for Impairment	152,563	33,025	618,825	377,568	245,407	198,452	-	1,625,840
Total	$153,960	$35,614	$668,583	$409,302	$248,745	$198,590	$-	$1,714,794

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.4 million and $85.5 million at March 31, 2012 and December 31, 2011, respectively.  Intangible assets were as follows:

	March 31, 2012		December 31, 2011
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$46,978	$47,176	$46,918
Goodwill	84,811	-	84,811	-
Customer Relationship Intangible	1,867	1,500	1,867	1,452
Total Intangible Assets	$133,854	$48,478	$133,854	$48,370

Net Core Deposit Intangibles:  As of March 31, 2012 and December 31, 2011, the Company had net core deposit intangibles of $0.2 million and $0.3 million, respectively.  Amortization expense for the first three months of 2012 and 2011 was approximately $0.1 million and $0.3 million, respectively.  Estimated annual amortization expense for 2012 is $0.2 million.  All of our core deposit intangibles will be fully amortized in January 2013.

Goodwill:  As of March 31, 2012 and December 31, 2011, the Company had goodwill of $84.8 million.

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

As of March 31, 2012, the book value of the Company’s equity exceeded its market capitalization, and as such the Company performed goodwill impairment testing.  The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value.  The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount.  Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of March 31, 2012.  The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other:  As of March 31, 2012 and December 31, 2011, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.4 million, respectively.  This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships.  Amortization expense for the first three months of 2012 and 2011 was approximately $48,000.  Estimated annual amortization expense is approximately $0.2 million based on use of a 10-year useful life.

NOTE 5 - DEPOSITS

The composition of the Company's interest bearing deposits were as follows:

(Dollars in Thousands)	March 31, 2012	December 31, 2011
NOW Accounts	$845,149	$828,990
Money Market Accounts	283,224	276,910
Savings Deposits	172,262	158,462
Other Time Deposits	279,295	289,840
Total Interest Bearing Deposits	$1,579,930	$1,554,202

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company's qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2012	2011

Service Cost	$1,750	$1,550
Interest Cost	1,375	1,325
Expected Return on Plan Assets	(1,700)	(1,650)
Prior Service Cost Amortization	100	125
Net Loss Amortization	850	550
Net Periodic Benefit Cost	$2,375	$1,900

Discount Rate	5.00%	5.55%
Long-Term Rate of Return on Assets	8.00%	8.00%

The components of the net periodic benefit costs for the Company's SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2012	2011

Service Cost	$-	$-
Interest Cost	46	40
Prior Service Cost Amortization	48	45
Net Gain Amortization	(98)	(98)
Net Periodic Benefit Cost	$(4)	$(13)

Discount Rate	5.00%	5.55%

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lending Commitments.  The Company is a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of its clients.  These financial instruments consist of commitments to extend credit and standby letters of credit.

The Company’s maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.  The amounts associated with the Company’s off-balance sheet obligations were as follows:

	March 31, 2012			December 31, 2011
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total

Commitments to Extend Credit(1)	$48,425	$249,751	$298,176	$38,432	$257,081	$295,513
Standby Letters of Credit	13,385	-	13,385	10,920	-	10,920
Total	$61,810	$249,751	$311,561	$49,352	$257,081	$306,433

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.  ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

▪	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

▪
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from, or corroborated, by market data by correlation or other means.

▪
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale.  U.S. Treasury securities are reported at fair value utilizing Level 1 inputs.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information and the bond’s terms and conditions, among other things.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness to ensure such prices are aligned with traditional pricing matrices.  In general, the Company does not purchase securities that have a complicated structure.  The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds.  Pricing for such instruments is fairly generic and is easily obtained.  From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

Fair Value Swap.  The Company entered into a stand-alone derivative contract with the purchaser of its Visa Class B shares.  The valuation represents an internally developed estimate of the exposure based upon probability-weighted potential Visa litigation losses and related carrying cost obligations required under the contract.

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2012
ASSETS:
Securities available for sale:
U.S. Treasury	$144,819	$-	$-	$144,819
U.S. Government Agency	-	22,725	-	22,725
States and Political Subdivisions	-	58,459	-	58,459
Mortgage-Backed Securities	-	47,130	-	47,130
Other Securities	-	11,357	-	11,357
LIABILITIES:
Fair Value Swap	-	-	25	25
December 31, 2011
ASSETS:
Securities available for sale:
U.S. Treasury	$169,464	$-	$-	$169,464
U.S. Government Agency	14,737	-	-	14,737
States and Political Subdivisions	-	59,094	-	59,094
Mortgage-Backed Securities	-	52,497	-	52,497
Other Securities	-	11,357	-	11,357
LIABILITIES:
Fair Value Swap	-	-	572	572

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets that are measured at fair value on a non-recurring basis; that is, the assets  are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Impaired Loans.  Loans deemed to be impaired are valued based upon the lower of cost or the fair value of the underlying collateral or discounted cash flow analysis.  The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations.  Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process.  The inputs used in performing discounted cash flow analyses are not observable and therefore is considered a Level 3 input.  Impaired loans had a carrying value of $110.2 million with a valuation allowance of $11.3 million at March 31, 2012 and $107.8 million and $11.2 million, respectively, at December 31, 2011.

Loans Held for Sale.  Loans held for sale were $13.6 million and $21.2 million as of March 31, 2012 and December 31, 2011, respectively.  These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis.  Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned.  During the first three months of 2012, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset.  The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations.  The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process.  Foreclosed assets measured at fair value upon initial recognition totaled $4.1 million during the three months ended March 31, 2012.  The Company disposed of $7.9 million in foreclosed assets and recognized subsequent write-downs totaling $0.7 million for properties that were re-valued during the three months ended March 31, 2012.  The carrying value of foreclosed assets was $58.1 million at March 31, 2012.

Assets and Liabilities Disclosed at Fair Value

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practical to estimate fair value and the following is a description of valuation methodologies used for those assets and liabilities.

Cash and Short-Term Investments – The carrying amount of cash and short-term investments is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

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

Short-Term and Long-Term Borrowings - The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar debt.

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$50,567	$50,567	$-		$-
Short-Term Investments	418,678	418,678	-		-
Investment Securities	284,490	144,819	139,671		-
Loans, Net of Allowance for Loan Losses	1,547,667	-			1,386,286

LIABILITIES:
Deposits	$2,185,704	$-	$2,186,289		$-
Short-Term Borrowings	42,188	-	40,929		-
Subordinated Notes Payable	62,887	-	62,898		-
Long-Term Borrowings	42,826	-	46,032		-

	December 31, 2011
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$54,953	$54,953	$	$
Short-Term Investments	330,361	330,361
Investment Securities	307,149	184,201	122,948		-
Loans, Net of Allowance for Loan Losses	1,597,648	-	-		1,485,813

LIABILITIES:
Deposits	$2,172,519	$-	$2,173,331	$
Short-Term Borrowings	43,372	-	42,021
Subordinated Notes Payable	62,887		62,858
Long-Term Borrowings	44,606		47,770

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 9 – ACCOUNTING STANDARDS UPDATES

ASU 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs."  ASU 2011-04 amends Topic 820, "Fair Value Measurements and Disclosures," to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s financial statements.

ASU 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income."  ASU 2011-05 amends Topic 220, "Comprehensive Income," to require that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated.  ASU 2011-03 became effective for the Company on January 1, 2012, however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.  In connection with the application of ASU 2011-05, the Company’s financial statements now include one continuous statement of comprehensive income.

 ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment."  ASU 2011-08 amends Topic 350, "Intangibles – Goodwill and Other," to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.  ASU 2011-12 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

2012	2011	2010

(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First(1)	Fourth	Third	Second
Summary of Operations:
Interest Income	$23,130	$23,912	$24,891	$25,467	$25,189	$26,831	$27,576	$27,934
Interest Expense	1,469	1,515	1,791	2,208	2,203	2,473	2,792	3,565
Net Interest Income	21,661	22,397	23,100	23,439	22,986	24,358	24,784	24,369
Provision for Loan Losses	4,793	7,600	3,718	3,545	4,133	3,783	5,668	3,633
Net Interest Income After Provision for Loan Losses	16,868	14,797	19,382	19,894	18,853	20,575	19,449	20,736
Noninterest Income	13,586	13,873	14,193	14,448	16,334	14,735	13,449	14,674
Noninterest Expense	32,597	31,103	30,647	31,167	33,331	33,540	32,363	34,629
(Loss) Income Before Income Taxes	(2,143)	(2,433)	2,928	3,175	1,856	1,770	202	781
Income Tax (Benefit) Expense	(981)	(1,898)	951	1,030	546	(148)	(199)	50
Net (Loss) Income	$(1,162)	$(535)	$1,977	$2,145	$1,310	$1,918	$401	$731
Net Interest Income (FTE)	$21,833	$22,560	$23,326	$23,704	$23,257	$24,654	$25,116	$24,738

Per Common Share:
Net (Loss) Income Basic	$(0.07)	$(0.03)	$0.12	$0.12	$0.08	$0.12	$0.02	$0.04
Net (Loss) Income Diluted	(0.07)	(0.03)	0.12	0.12	0.08	0.12	0.02	0.04
Dividends Declared	0.00	0.00	0.10	0.10	0.10	0.10	0.10	0.10
Diluted Book Value	14.60	14.68	15.20	15.20	15.13	15.15	15.25	15.32
Market Price:
High	9.91	11.11	11.18	13.12	13.80	14.19	14.24	18.25
Low	7.32	9.43	9.81	9.94	11.87	11.56	10.76	12.36
Close	7.45	9.55	10.38	10.26	12.68	12.60	12.14	12.38

Selected Average Balances:
Loans, Net	$1,596,480	$1,646,715	$1,667,720	$1,704,348	$1,730,330	$1,782,916	$1,807,483	$1,841,379
Earning Assets	2,268,307	2,146,463	2,202,927	2,258,931	2,278,602	2,218,049	2,273,198	2,329,365
Total Assets	2,636,907	2,509,915	2,563,251	2,618,287	2,643,017	2,576,793	2,626,758	2,678,488
Deposits	2,161,388	2,032,975	2,061,913	2,107,301	2,125,379	2,115,867	2,172,165	2,234,178
Shareowners’ Equity	254,447	264,276	263,902	262,371	261,603	262,622	263,742	263,873
Common Equivalent Average Shares:
Basic	17,181	17,160	17,152	17,127	17,122	17,095	17,087	17,063
Diluted	17,181	17,161	17,167	17,139	17,130	17,096	17,088	17,074

Performance Ratios:
Return on Average Assets	(0.18)%	(0.08)%	0.31%	0.33%	0.20%	0.30%	0.06%	0.11%
Return on Average Equity	(1.84)	(0.80)	2.97	3.28	2.03	2.90	0.60	1.11
Net Interest Margin (FTE)	3.87	4.17	4.20	4.21	4.14	4.41	4.38	4.26
Noninterest Income as % of Operating Revenue	38.64	38.34	38.14	38.13	41.54	37.69	35.17	37.58
Efficiency Ratio	91.73	85.08	81.40	81.41	83.30	83.75	82.08	86.06

Asset Quality:
Allowance for Loan Losses	$31,217	$31,035	$29,658	$31,080	$33,873	$35,436	$37,720	$38,442
Allowance for Loan Losses to Loans	1.98%	1.91%	1.79%	1.84%	1.98%	2.01%	2.10%	2.11%
Nonperforming Assets (“NPA’s”)	136,826	137,623	114,592	122,092	129,318	123,637	125,376	122,614
NPA’s to Total Assets	5.14	5.21	4.54	4.70	4.86	4.72	4.86	4.63
NPA’s to Loans + OREO	8.36	8.14	6.67	6.98	7.31	6.81	6.77	6.56
Allowance to Non-Performing Loans	39.65	41.37	55.54	50.89	45.80	53.94	50.86	51.60
Net Charge-Offs to Average Loans	1.16	1.50	1.22	1.49	1.33	1.35	1.40	1.39

Capital Ratios:
Tier 1 Capital Ratio	14.17%	13.96%	14.05%	13.83%	13.46%	13.24%	12.93%	12.78%
Total Capital Ratio	15.54	15.32	15.41	15.19	14.82	14.59	14.29	14.14
Leverage Ratio	9.71	10.26	10.20	9.95	9.74	10.10	9.75	9.58
Tangible Capital Ratio	6.42	6.51	7.19	6.96	6.73	6.82	6.98	6.80

(1)	Includes a $2.6 million (net) pre-tax gain from sale of Visa stock - $3.2 million gain less $0.6 million related swap liability.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Efficiency ratio	92.03%	85.37%	84.19%
Effect of intangible amortization expense	(0.30)%	(0.29)%	(0.89)%
Operating efficiency ratio	91.73%	85.08%	83.30%

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

All forward-looking statements, by their nature, are subject to risks and uncertainties.  Our actual future results may differ materially from those set forth in our forward-looking statements.  Please see the Introductory Note and Item 1A. Risk Factors of our 2011 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2011 Form 10-K.

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

▪
Net loss of $1.2 million, or $0.07 per diluted share for the first quarter of 2012 compared to a net loss of $0.5 million, or $0.03 per diluted share in the fourth quarter of 2011, and net income of $1.3 million, or $0.08 per diluted share for the first quarter of 2011.  Earnings for the first quarter of 2011 include a $1.6 million after-tax gain from the sale of our Visa stock.

▪
Total credit costs (loan loss provision plus other real estate owned (“OREO”) costs) were $8.3 million, $11.0 million, and $7.8 million for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

▪
Tax equivalent net interest income for the first quarter of 2012 totaled $21.8 million, a $0.7 million, or 3.2%, decrease from the fourth quarter of 2011 and a $0.7 million, or 3.0%, decline from the first quarter of 2011.  The decrease compared to both prior periods was due to a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

▪
Noninterest income for the first quarter of 2012 totaled $13.6 million, a decrease of $0.3 million, or 2.1%, from the fourth quarter of 2011 and $2.7 million, or 16.8%, from the first quarter of 2011.  The decline from the fourth quarter of 2011 was driven by a $0.2 million reduction in deposit fees and a $0.1 million decrease in trust fees.  Compared to the same prior year period, the unfavorable variance was primarily due to a $3.2 million gain from the sale of our Visa stock realized in the first quarter of 2011, partially offset by higher deposit fees, mortgage banking fees, and bank card fees.

▪
Noninterest expense for the first quarter of 2012 totaled $32.6 million, an increase of $1.5 million, or 4.8%, over the fourth quarter of 2011 and a decrease of $0.7 million, or 2.2%, from the first quarter of 2011.  The increase compared to the fourth quarter of 2011 was due to higher compensation expense, primarily pension plan expense of $0.6 million, stock compensation expense of $0.5 million, and unemployment taxes of $0.3 million.  The favorable variance in noninterest expense compared to the first quarter of 2011 was attributable to a reduction in intangible amortization expense of $0.2 million, FDIC insurance fees of $0.3 million, advertising costs of $0.2 million, OREO expense of $0.2 million, and miscellaneous expense of $0.3 million, partially offset by higher professional fees of $0.5 million.

Financial Condition

▪
Average earning assets totaled $2.268 billion for the first quarter of 2012, an increase of $121.8 million, or 5.7% over the fourth quarter of 2011, and a decline of $10.3 million, or 0.5%, from the first quarter of 2011.  The increase compared to the fourth quarter of 2011 primarily reflects a higher level of deposits resulting from the seasonal influx of public funds.  The slight decline from the same prior year period is attributable to the resolution of problem loans as they were charged off or transferred to the OREO category.

▪
Average loans decreased $50.2 million, or 3.1%, from the fourth quarter of 2011 and $133.9 million, or 7.7%, from the first quarter of 2011 due to weak loan demand attributable to the lack of consumer confidence and a sluggish economy.  Normal amortization and a higher level of payoffs as well as the resolution of problem loans also affected the balance of loans.

▪
Average deposit balances were $2.161 billion for the first quarter of 2012, an increase of $128.4 million, or 6.3%, from the fourth quarter of 2011 and higher by $36.0 million, or 1.7%, from the first quarter of 2011.  Higher public funds balances, savings and noninterest bearing deposits drove the increase compared to both prior periods.  We continue to experience a favorable shift in the mix of our deposits as higher cost certificates of deposit balances are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.

▪
Nonperforming assets totaled $136.8 million at March 31, 2012, a decrease of $0.8 million from December 31, 2011 and an increase of $7.5 million over March 31, 2011.  Nonperforming assets represented 5.14% of total assets at March 31, 2012 compared to 5.21% at December 31, 2011 and 4.86% at March 31, 2011.

▪
As of March 31, 2012, we are well-capitalized with a risk based capital ratio of 15.54% and a tangible common equity ratio of 6.42% compared to 15.32% and 6.51%, respectively, at December 31, 2011, and 14.82% and 6.73%, respectively, at March 31, 2011.

RESULTS OF OPERATIONS

For the first quarter of 2012, we realized a net loss of $1.2 million, or $0.07 per diluted share, compared to a net loss of $0.5 million, or $0.03 per diluted share in the fourth quarter of 2011 and net income of $1.3 million, or $0.08 per diluted share for the first quarter of 2011.

Compared to the fourth quarter of 2011, performance reflects lower operating revenues of $1.1 million, an increase in noninterest expense of $1.5 million, and higher income taxes of $0.9 million, partially offset by a lower loan loss provision of $2.8 million.  Compared to the first quarter of 2011, the reduction in earnings was due to lower operating revenues of $4.1 million and a higher loan loss provision of $0.7 million, partially offset by lower noninterest expense of $0.7 million and income taxes of $1.6 million.  Earnings for the first quarter of 2011 reflect the sale of our Visa stock, which resulted in a net pre-tax gain of $2.6 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2012	December 31, 2011	March 31, 2011
Interest Income	$23,130	$23,912	$25,189
Taxable equivalent Adjustments	172	163	271
Total Interest Income (FTE)	23,302	24,075	25,460
Interest Expense	1,469	1,515	2,203
Net Interest Income (FTE)	21,833	22,560	23,257
Provision for Loan Losses	4,793	7,600	4,133
Taxable Equivalent Adjustments	172	163	271
Net Interest Income After Provision for Loan Losses	16,868	14,797	18,853
Noninterest Income	13,586	13,873	16,334
Noninterest Expense	32,597	31,103	33,331
(Loss) Income Before Income Taxes	(2,143)	(2,433)	1,856
Income Tax (Benefit) Expense	(981)	(1,898)	546
Net (Loss) Income	$(1,162)	$(535)	$1,310

Basic Net (Loss) Income Per Share	$(0.07)	$(0.03)	$0.08
Diluted Net (Loss) Income Per Share	$(0.07)	$(0.03)	$0.08

Return on Average Equity	-1.84%	-0.80%	0.20%
Return on Average Assets	-0.18%	-0.08%	2.03%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets, less interest expense paid on interest bearing liabilities. This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 36.

Tax equivalent net interest income for the first quarter of 2012 was $21.8 million compared to $22.6 million for the fourth quarter of 2011 and $23.3 million for the first quarter of 2011.

The decrease in tax equivalent net interest income compared to the prior periods was due to a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.  The lower interest expense is attributable to certificates of deposit and reflects both lower balances and favorable repricing.

Tax equivalent interest income for the first quarter of 2012 was $23.3 million compared to $24.1 million for the fourth quarter of 2011 and $25.5 million for the first quarter of 2011. The decrease in interest income when compared to both periods reflects unfavorable asset repricing and declining loan balances, which has been partially offset by lower foregone interest on nonaccrual loans.
Interest expense was $1.5 million for both the first quarter of 2012 and fourth quarter of 2011, respectively, and $2.2 million for the first quarter of 2011.  Although average rates paid declined on a linked quarter basis, interest expense was flat due to the seasonal increase in public funds.  Lower interest expense for the later comparison reflects a reduction in deposit rates primarily in certificates of deposit.

The net interest margin for the first quarter of 2012 was 3.87%, a decrease of 30 basis points from the fourth quarter of 2011 and a decline of 27 basis points from the first quarter of 2011.  The decrease in the margin for all comparable periods is attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.  The shift in the earning asset mix compared to the fourth quarter of 2011 was driven by both a reduction in the loan portfolio and an increase in seasonal deposits (which are invested in overnight funds), while the shift in mix year over year was primarily attributable to the decline in the loan portfolio.

As experienced in 2010 and again throughout 2011, historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, lower loan fees, unfavorable asset repricing without the flexibility to significantly adjust deposit rates, and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin. Our current strategy as well as historic strategy, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows. We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions. Over time, this strategy consistently resulted in our net interest margins significantly exceeding those of our peer group comparisons. Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin during the remainder of 2012.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2012 was $4.8 million compared to $7.6 million in the fourth quarter of 2011 and $4.1 million for the first quarter of 2011.  The decrease in the loan loss provision compared to fourth quarter of 2011 primarily reflects a lower level of reserves for impaired loan additions.  The higher level of loan loss provision compared to the first quarter of 2011 reflects a higher level of general reserves.  Net charge-offs for the first quarter of 2012 totaled $4.6 million, or 1.16% (annualized), of average loans compared to $6.2 million, or 1.50%, for the fourth quarter of 2011 and $5.7 million, or 1.33%, in the first quarter of 2011.  At quarter-end, the allowance for loan losses of $31.2 million was 1.98% of outstanding loans (net of overdrafts) and provided coverage of 40% of nonperforming loans compared to 1.91% and 41%, respectively, at December 31, 2011, and 1.98% and 46%, respectively, at March 31, 2011.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2012	December 31, 2011	March 31, 2011

CHARGE-OFFS
Commercial, Financial and Agricultural	$268	$634	$721
Real Estate – Construction	-	25	-
Real Estate – Commercial Mortgage	1,532	2,443	430
Real Estate – Residential	1,967	2,755	3,456
Real Estate – Home Equity	892	205	989
Consumer	732	879	620
Total Charge-offs	5,391	6,941	6,216

RECOVERIES
Commercial, Financial and Agricultural	69	242	63
Real Estate – Construction	-	-	9
Real Estate – Commercial Mortgage	138	87	12
Real Estate – Residential	163	34	60
Real Estate – Home Equity	18	13	36
Consumer	392	342	340
Total Recoveries	780	718	520

Net Charge-offs	$4,611	$6,223	$5,696
Net Charge-offs ( Annualized) as a percent of Average Loans Outstanding, Net of Unearned Interest	1.16%	1.50%	1.33%

Noninterest Income

Noninterest income for the first quarter of 2012 totaled $13.6 million, a decrease of $0.3 million, or 2.1%, from the fourth quarter of 2011 and $2.7 million, or 16.8%, from the first quarter of 2011.  The decline from the fourth quarter of 2011 was driven by a $0.2 million reduction in deposit fees and a $0.1 million decrease in trust fees.  The unfavorable variance compared to the first quarter of 2011 was solely attributable to a $3.2 million gain from the sale of our Visa stock in the first quarter of 2011.  Higher deposit fees of $0.3 million, mortgage banking fees of $0.2 million, and bank card fees of $0.3 million, partially offset by lower data processing fees of $0.3 million, also contributed to the variance.

Noninterest income represented 38.64% of operating revenues in the first quarter of 2012 compared to 38.34% in the fourth quarter of 2011 and 41.54% in the first quarter of 2011.  The decrease from the first quarter of 2011 reflects the impact of the gain realized from the sale of Visa stock.

The table below reflects the major components of noninterest income.

	Three Months Ended
(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Noninterest Income:
Service Charges on Deposit Accounts	$6,309	$6,530	$5,983
Data Processing Fees	675	743	974
Asset Management Fees	1,015	1,124	1,080
Retail Brokerage Fees	758	776	729
Mortgage Banking Fees	848	845	617
Interchange Fees(1)	1,526	1,399	1,360
ATM/Debit Card Fees(1)	1,245	1,098	1,136
Gain on Visa Stock	-	-	3,172
Other	1,210	1,358	1,283

Total Noninterest Income	$13,586	$13,873	$16,334

(1) Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Deposit service charge fees decreased $221,000, or 3.4%, from the fourth quarter of 2011 and increased $326,000, or 5.4%, from the first quarter of 2011.  The decline from the fourth quarter of 2011 reflects a seasonal variance in the use of our overdraft product.  Compared to the first quarter of 2011, the increase was attributable to a reduction in overdraft charge-offs.

Data Processing Fees.  Fees from data processing services decreased by $68,000, or 9.1%, from the fourth quarter of 2011 and $299,000, or 30.7%, from the first quarter of 2011.  The decline from the fourth quarter of 2011 primarily reflects lower processing volume for our state government contract.  Compared to the first quarter of 2011, the decrease was due to a reduction in the number of banks that we provide processing services to as two of our user banks were acquired and discontinued service in early 2011.

Retail Brokerage Fees.  Fees from the sale of retail investment and insurance products decreased $18,000, or 2.3%, from the fourth quarter of 2011 and increased $29,000, or 4.0%, over from first quarter of 2011.  The change for each period reflects lower/higher trading activity by clients, respectively.

Mortgage Banking Fees.  Mortgage banking fees increased $3,000, or 0.4%, over the fourth quarter of 2011 and $231,000, or 37.4%, over the first quarter of 2011 attributable to increased home purchase activity in our markets and to a lesser extent increased refinance activity due to the lower rate environment.  The mix of refinance and home purchase new loan production for the first quarter of 2012 was 41% and 59%, respectively.

Asset Management Fees.  Fees from asset management activities decreased $109,000, or 9.7%, from the fourth quarter of 2011 and $65,000, or 6.0%, from the first quarter of 2011.  The decrease for both periods reflects fluctuation in asset values for accounts under discretionary management for which fees are based on the account value at quarter-end.  Compared to the fourth quarter of 2011, a lower level of estate fees also contributed to the change.  At March 31, 2012, assets under management totaled $688.6 million compared to $660.6 million at December 31, 2011 and $732.3 million at March 31, 2011.

Bank Card Fees.  Bank Card Fees (including interchange fees and ATM/debit card fees) increased $274,000, or 11.0%, over the fourth quarter of 2011 and $275,000, or 11.0%, over the first quarter of 2011.  The increase for both periods reflects higher card utilization as well as growth in active cards due to an increase in the number of deposit accounts.

Other.  Other income decreased by $148,000, or 10.9%, from the fourth quarter of 2011 and $3.2 million, or 72.8%, from the first quarter of 2011.  The decline from the fourth quarter of 2011 was attributable to a lower level of gains from the sale of OREO properties.  The reduction from the first quarter of 2011 reflects the $3.2 million gain realized from the sale of our Visa stock.

Noninterest Expense

Noninterest expense for the first quarter of 2012 totaled $32.6 million, an increase of $1.5 million, or 4.8%, over the fourth quarter of 2011 and a decrease of $0.7 million, or 2.2%, from the first quarter of 2011.  The increase compared to the fourth quarter of 2011 was due to higher compensation expense, primarily pension plan expense of $0.6 million, stock compensation expense of $0.5 million, and unemployment taxes of $0.3 million. The decrease in noninterest expense compared to the first quarter of 2011 was attributable to a reduction in intangible amortization expense of $0.2 million, FDIC insurance fees of $0.3 million, advertising costs of $0.2 million, OREO expense of $0.2 million, and miscellaneous expense of $0.3 million, partially offset by higher professional fees of $0.5 million.

The table below reflects the major components of noninterest expense.

		Three Months Ended
(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Noninterest Expense:
Salaries	$12,742	$12,363	$12,936
Associate Benefits	4,101	2,897	3,641
Total Compensation	16,843	15,260	16,577

Premises	2,266	2,284	2,396
Equipment	2,201	2,097	2,226
Total Occupancy	4,467	4,381	4,622

Legal Fees	1,104	968	1,107
Professional Fees	1,321	1,126	845
Processing Services	963	933	950
Advertising	395	769	558
Travel and Entertainment	184	273	211
Printing and Supplies	289	351	348
Telephone	479	453	441
Postage	445	448	474
Insurance - Other	1,033	969	1,380
Intangible Amortization	108	107	353
Other Real Estate Owned	3,513	3,425	3,677
Miscellaneous	1,453	1,640	1,788
Total Other	11,287	11,462	12,132

Total Noninterest Expense	$32,597	$31,103	$33,331

Significant components of noninterest expense are discussed in more detail below.

Compensation.  Total compensation expense increased $1.6 million, or 10.4%, over the fourth quarter of 2011 and $266,000, or 1.6%, over the first quarter of 2011.  The increase compared to the fourth quarter of 2011 reflects higher salary expense of $379,000 and associate benefit expense of $1.2 million.  The increase in salary expense was primarily due to higher unemployment tax expense reflective of a higher rate due to continued high unemployment levels in Florida.  Associate benefit expense increased due to higher pension expense of $645,000 and stock compensation expense of $500,000.  The increase in expense for our pension plan was due to the utilization of a lower discount rate in 2012 reflective of lower long-term bond interest rates.  The increase in stock compensation reflects the adjustment to our stock compensation expense accrual in the fourth quarter of 2011 due to not meeting the award criteria.  Compared to the first quarter of 2011 the increase was attributable to higher associate benefit expense of $460,000 partially offset by lower salary expense of $194,000.  Higher pension expense drove the increase in associate benefit expense attributable to the aforementioned decrease in the discount rate.  Salary expense decreased due to lower expense for our cash incentive plans.

Occupancy.  Occupancy expense (including premises and equipment) totaled $4.5 million for the first quarter of 2012, an increase of $86,000, or 2.0%, over the fourth quarter of 2011 driven by higher property tax expense.  Compared to the first quarter of 2011, occupancy expense decreased by $155,000, or 3.4%, due to lower depreciation expense for furniture, fixtures, and equipment, and a reduction in maintenance & repair expense and utility expense.

Other.  Other noninterest expense decreased $175,000, or 1.5%, from the fourth quarter of 2011 and $845,000, or 7.0%, from the first quarter of 2011.  The decrease compared to the fourth quarter of 2011 reflects lower advertising expense of $374,000 and miscellaneous expense of $186,000 partially offset by higher expense for professional fees of $195,000, legal fees of $136,000, and OREO expense of $88,000.  Advertising expense declined due to improved cost controls over advertising for our free checking account products.  Lower expense related to the swap liability for our Visa stock sale drove the reduction in miscellaneous expense.  The increase in professional fees reflects higher audit and consulting fees.  The increase in legal fees primarily reflects a seasonal increase in corporate governance and SEC reporting legal support.  Compared to the first quarter of 2011, the favorable variance was attributable to lower intangible amortization expense of $246,000, FDIC insurance fees of $347,000, advertising costs of $163,000, OREO expense of $164,000, and miscellaneous expense of $334,000, partially offset by higher professional fees of $476,000.  The reduction in intangible amortization expense reflects the full amortization of certain core deposit intangibles from past acquisitions.  FDIC insurance fees declined due to a lower premium rate reflective of the revised rate structure implemented in mid-2011.  Advertising expense declined due to improved cost controls over advertising for our free checking account products.  The reduction in OREO expense was attributable to a lower level of OREO valuation adjustments.  A swap liability recorded in the first quarter of 2011 related to the sale of our Visa stock drove the reduction in miscellaneous expense.  The increase in professional fees reflects higher audit and consulting fees.

Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 91.73% for the first quarter of 2012 compared to 85.08% for the fourth quarter of 2011 and 83.30% for the first quarter of 2011.  The increase in this ratio over the fourth quarter of 2011 was primarily driven by lower net interest income and higher noninterest expense.  The increase compared to the first quarter of 2011 reflects the gain on sale of Visa stock and to a lesser extent lower net interest income.

Income Taxes

We realized an income tax benefit of $1.0 million in the first quarter of 2012 compared to a benefit of $1.9 million for the fourth quarter of 2011.  The reduced tax benefit was primarily attributable to the favorable resolution of certain tax contingencies in the fourth quarter of 2011.  Compared to the first quarter of 2011 we realized an increased tax benefit of $1.5 million due to our lower operating profit in the first quarter of 2012.

FINANCIAL CONDITION

Average assets totaled approximately $2.637 billion for the first quarter of 2012, an increase of $127.0 million, or 5.1%, over the fourth quarter of 2011 and a decrease of $6.0 million, or 0.2%, from the first quarter of 2011. Average earning assets were $2.268 billion for the first quarter of 2012, an increase of $121.8 million, or 5.7%, from the fourth quarter of 2011, and a decline of $10.3 million, or 0.5%, from the first quarter of 2011.  We discuss these variances in more detail below.

Investment Securities

In the first quarter of 2012, our average investment portfolio decreased $9.1 million, or 3.0%, from the prior quarter and decreased $6.6 million, or 2.2%, from the first quarter of 2011. As a percentage of average earning assets, the investment portfolio represented 13.2% in the first quarter of 2012, compared to 14.3% in the prior quarter and 13.4% in the first quarter of 2011. The decrease in the average balance of the investment portfolio compared to the prior periods was attributable to declines in all asset classes except SBA investments. SBA investments adjust monthly or quarterly to the prime rate, and have the full faith and credit guarantee of the U.S. Government. Specific declines resulted from allowing a portion of U.S. Treasury securities to mature without being replaced, in addition to a limited availability of high-quality municipal bond investments.  When appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the remainder of 2012.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2012, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. It is neither management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.

At March 31, 2012, the investment portfolio maintained a net pre-tax unrealized gain of $1.3 million compared to $1.7 million and $1.1 million at December 31, 2011 and March 31, 2011, respectively.  The decrease in the unrealized gain compared to the fourth quarter of 2011 was primarily attributable to declines in U.S. Treasuries. The increase in unrealized gains compared to the first quarter of 2011 resulted primarily from increases in mortgage-backed securities. Approximately 69 positions totaling $30.6 million of our investment securities have an unrealized loss totaling $0.1 million. All positions have been in a loss position for less than 12 months with the exception of one GNMA mortgage-backed security (“MBS”) which has an immaterial loss. The remaining positions consist of municipal bonds rated “AA-“ or better, Small Business Administration (“SBA”) investments, and GNMA MBS. The SBA and GNMA investments carry the full faith and credit of the U.S. Government. These positions are not considered impaired, and are expected to mature at par or better. Excluded from these figures is a $0.6 million unrealized loss on a preferred stock investment held at the holding company that maintained a zero book value as of March 31, 2012 and December 31, 2011. No additional impairment was recorded during the first quarter of 2012, but we continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends.

The average maturity of the total portfolio at March 31, 2012 was 1.41 years compared to 1.39 years and 1.67 years for the December 31, 2011 and March 31 2011, respectively. The average life of the total portfolio in the first quarter of 2012 extended slightly compared to the previous quarter, as relatively longer municipal bonds were purchased, partially offset by MBSs and U.S. Treasuries experiencing shorter average lives.  Compared to the prior year, the total portfolio shortened as both MBS and U.S. Treasuries experienced shorter average lives as not all maturities were replaced.

Loans

Average loans declined (a portion of which is attributable to problem loan resolution) by $50.2 million, or 3.0%, from the fourth quarter of 2011 and $133.9 million, or 7.7%, from the comparable period in 2011.  Loan balances continued to decline throughout the portfolio, driven primarily by a reduction in the commercial real estate, residential and commercial loan categories.  Our core loan portfolio continues to be impacted by a normal amortization and a higher level of payoffs that have outpaced our new loan production.  New loan production continues to be impacted by weak loan demand attributable to the lack of consumer confidence and a sluggish economy.  In addition to lower production and normal amortization and payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the OREO category.

During the first quarter of 2012, loan charge-offs and loans transferred to OREO accounted for $9.5 million, or 19%, of the net reduction in total loans of $50.2 million from the fourth quarter of 2011.  Compared to the first quarter of 2011, loan resolution accounted for $57.8 million, or 43%, of the net reduction in loans of $133.9 million. The problem loan resolutions and reductions in portfolio balances previously noted are based on “as of” balances, not averages.

Efforts to stimulate new loan growth are ongoing and we have recently introduced new lending programs in our business and commercial real estate lending areas to mitigate the significant impact that consumer and business deleveraging is having on our portfolio.  While we strive to identify opportunities to increase loans outstanding and enhance our loan portfolio’s overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner.  Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $136.8 million at the end of the first quarter of 2012, a decrease of $0.8 million from the fourth quarter of 2011 and an increase of $7.5 million over the first quarter of 2011.  Nonaccrual loans totaled $78.7 million at the end of the first quarter of 2012, an increase of $3.7 million and $4.8 million, respectively, over the same prior periods.  Compared to the fourth quarter of 2011, gross additions to nonaccrual status slowed significantly and were less than the quarterly average realized in 2011.  The addition of one large commercial real estate loan drove the increase over both prior periods.  Past due loans at the end of the first quarter of 2012 declined to $9.2 million, our lowest level since 2003.  The balance of OREO totaled $58.1 million at the end of the first quarter of 2012, a decrease of $4.5 million from the fourth quarter of 2011 and an increase of $2.7 million over the first quarter of 2011.  OREO sales picked up momentum in the first quarter of 2012 as we sold properties totaling $7.9 million, our second highest quarterly sales total since the economic downturn began.  Nonperforming assets represented 5.14% of total assets at March 31, 2012 compared to 5.21% at December 31, 2011 and 4.86% at March 31, 2011.

(Dollars in Thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccruing Loans:
Commercial, Financial and Agricultural	$808	$755	$682
Real Estate - Construction	943	334	1,872
Real Estate - Commercial Mortgage	46,886	42,820	36,001
Real Estate - Residential	25,445	25,671	30,183
Real Estate - Home Equity	4,098	4,283	4,502
Consumer	546	1,160	714
Total Nonperforming Loans (“NPLs”)(1)	$78,726	$75,023	$73,954
Other Real Estate Owned	58,100	62,600	55,364
Total Nonperforming Assets (“NPAs”)	$136,826	$137,623	$129,318
Past Due Loans 30 – 89 Days	$9,193	$19,425	$19,391
Past Due Loans 90 Days or More (accruing)	25	224	-
Performing TDR’s	37,373	37,675	24,028
Nonperforming TDR’s(1)	12,774	12,976	323

Nonperforming Loans/Loans	4.99%	4.61%	4.31%
Nonperforming Assets/Total Assets	5.14	5.21	4.86
Nonperforming Assets/Loans Plus OREO	8.36	8.14	7.31
Nonperforming Assets/Capital(2)	48.52	48.63	44.11
Allowance/Nonperforming Loans	39.65%	41.37%	45.80%

(1)	Nonperforming TDR’s are included in the Nonaccrual/NPL totals
(2)	For computation of this percentage, "Capital" refers to shareowners' equity plus the allowance for loan losses.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2012	2011
NPA Beginning Balance:	$137,623	$123,637
Change in Nonaccrual Loans:
Beginning Balance	75,023	65,700
Additions	19,684	31,094
Charge -Offs	(5,391)	(5,696)
Transferred to OREO	(4,076)	(9,078)
Paid Off/Payments	(2,029)	(4,210)
Restored to Accrual	(4,485)	(3,856)
Ending Balance	78,726	73,954

Change in OREO:
Beginning Balance	62,600	57,936
Additions	4,076	9,078
Valuation Write-downs	(685)	(1,178)
Sales	(7,891)	(10,472)
Ending Balance	58,100	55,364

NPA Net Change	(797)	5,681
NPA Ending Balance	$136,826	$129,318

Allowance for Loan Losses

We maintain an allowance for loan losses at a level sufficient to provide for the estimated loan losses inherent in the loan portfolio as of the balance sheet date.  Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk.  All related risks of lending are considered when assessing the adequacy of the loan loss reserve.  The allowance for loan losses is established through a provision charged to expense.  Loans are charged against the allowance when management believes collection of the principal is unlikely.  The allowance for loan losses is based on management's judgment of overall loan quality.  This is a significant estimate based on a detailed analysis of the loan portfolio.  The balance can and will change based on changes in the assessment of the loan portfolio's overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $31.2 million at March 31, 2012 compared to $31.0 million at December 31, 2011 and $33.9 million at March 31, 2011.  The allowance for loan losses was 1.98% of outstanding loans and provided coverage of 40% of nonperforming loans at March 31, 2012 compared to 1.91% and 41%, respectively, at December 31, 2011 and 1.98% and 46%, respectively, at March 31, 2011.  Compared to the fourth quarter of 2011, the allowance remained flat as our loan loss provision approximated net loan charge-offs.  The decline in the allowance from the first quarter of 2011 was driven by a lower level of impaired loan reserves which generally reflects the changing mix of our impaired loan portfolio that is now less exposed to the residential construction and land categories.  It is management’s opinion that the allowance at March 31, 2012 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.161 billion for the first quarter of 2012, an increase of $128.4 million, or 6.3%, from the fourth quarter of 2011 and higher by $36.0 million, or 1.7%, from the first quarter of 2011.  The increase in deposits when compared to both periods was driven primarily by higher public funds balances, savings and noninterest bearing deposits.  This was partially offset by a reduction of certificates of deposit.  Although public funds are seasonal in nature they continue to represent a larger component of our deposit mix.

We continue to experience a favorable shift in the mix of our deposits as higher cost certificates of deposit balances are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.  On average for the first quarter of 2012, noninterest bearing deposits comprised 28% of our total deposits compared to certificates of deposits, which only represented 13% of deposits.  This compares to 26% and 17%, respectively, for the first quarter of 2011.  Prudent pricing discipline will continue to be the key to managing our mix of deposits.  Therefore, we do not attempt to compete with higher rate paying competitors for deposits.

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

We prepare a current base case and three alternative simulations, at least once per quarter, and report the analysis to the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates.  Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by maintaining our core deposits as a significant component of our total funding sources, and by adjusting pricing rates to market conditions on a continuing basis.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
March 31, 2012	0.1%	1.7%	2.1%	-0.6%
December 31, 2011	-3.1%	-0.5%	0.9%	-0.4%

The Net Interest Income at Risk position improved for the first quarter of 2012, when compared to the prior quarter-end, for all rising rate scenarios.  Our largest exposure in the rising rate scenarios is at the up 300 bp level, with a measure of 0.1%, which is still within our policy limit of +/-10.0%.  This is an improvement over the prior quarter reflecting higher levels of repricing assets, primarily overnight funds, partially offset by increased levels of interest bearing non-maturity deposits.  All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
March 31, 2012	3.9%	7.6%	7.1%	-4.7%
December 31, 2011	4.0%	7.8%	7.3%	-4.9%

Our risk profile, as measured by EVE, declined for the first quarter of 2012 when compared to the fourth quarter of 2012 with the exception of the down 100 bp scenario, which reported a slightly favorable increase. In the rising rate scenarios, our largest exposure is at the up 300 bp scenario, with a measure of 3.9%, which is still within our policy limit of +/-12.5%.  The decline from the prior quarter was attributable to higher Treasury and FHLB curves, reflecting declines in the market value of loans and increases in the market values of deposits and FHLB borrowings, respectively.  All measures of economic value of equity are within our prescribed policy limits.

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

As of March 31, 2012, we have the ability to generate $612.4 million in additional liquidity through all of our available resources.  In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available.  The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments.  The weighted average life of the portfolio is approximately 1.4 years and as of quarter-end had a net unrealized pre-tax gain of $1.3 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) of $373.0 million during the first quarter of 2012 compared to an average net overnight funds sold position of $191.8 million in the prior quarter and an average overnight funds sold position of $238.1 million in the first quarter of 2011.  The higher balance when compared to both periods reflects higher deposits (public funds and noninterest bearing), and a decrease in the loan and investment portfolios.

Capital expenditures are expected to approximate $3.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2012, advances from the FHLB consisted of $44.4 million in outstanding debt consisting of 48 notes. During the first quarter of 2012, the Bank made FHLB advance payments totaling approximately $0.8 million and obtained one new FHLB advance totaling $0.6 million. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly-owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and will adjust annually to a variable rate of LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions.  Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock.  As of February 2012, in consultation with the Federal Reserve, we elected to defer the interest payments on the notes.  We will, however, continue the accrual of the interest on the notes in accordance with our contractual obligations.

In accordance with the Holding Company Resolution, CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.

Capital

Equity capital was $250.8 million as of March 31, 2012, compared to $251.9 million as of December 31, 2011 and $259.3 million as of March 31, 2011.  Our leverage ratio was 9.71%, 10.26%, and 9.74%, respectively, and our tangible capital ratio was 6.42%, 6.51%, and 6.73%, respectively, for the same periods.  Our risk-adjusted capital ratio of 15.54% at March 31, 2012, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first three months of 2012, shareowners’ equity decreased $1.1 million, or 1.8%, on an annualized basis.  During this same period, shareowners’ equity was negatively impacted by a net loss of $1.2 million and a change in our net unrealized gain on securities of $0.2 million.  Shareowners’ equity was positively impacted by the issuance of stock totaling $0.3 million.

At March 31, 2012, our common stock had a book value of $14.60 per diluted share compared to $14.68 at December 31, 2011 and $15.13 at March 31, 2011.  Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income.  At March 31, 2012, the net unrealized gain on investment securities available for sale was $0.8 million and the amount of our unfunded pension liability was $24.6 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank.  Florida law and Federal regulations limit the amount of dividends that the Bank can pay annually to us.  Pursuant to the Federal Reserve Resolutions (discussed in further detail within our 2011 Form 10-K), without prior approval, CCBG is prohibited from paying dividends to shareowners and CCB is prohibited from paying dividends to CCBG.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks.  However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2012, we had $298.2 million in commitments to extend credit and $13.4 million in standby letters of credit.  Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party.  We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2011 Form 10-K.  The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP’) and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities.  Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan losses, (ii) valuation of goodwill and other intangible assets, and (iii) pension plans as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.  These accounting policies, including the nature of the estimates and types of assumptions used, are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K.

Goodwill.  Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.  We perform an impairment review on an annual basis during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment testing requires management to make significant judgments and estimates relating to the fair value of its reporting unit.  Significant changes to our estimates, when and if they occur, could result in a non-cash impairment charge and thus have a material impact on our operating results for any particular reporting period.  A goodwill impairment charge would not adversely affect the calculation of our risk based and tangible capital ratios.

Because the book value of our equity exceeded our market capitalization as of March 31, 2012, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed.  Based on this assessment, we performed an interim impairment test which consists of two steps.  Step One compares the estimated fair value of the reporting unit to its carrying amount.  If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill.  If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.  A more detailed discussion of the methodology and key assumptions utilized in this step process is included in Part II, Item 7, Critical Accounting Policies section of our 2011 Form 10-K.

The Step One test we performed indicated that the carrying amount (including goodwill) of our reporting unit exceeded its estimated fair value.  The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount by approximately 19%, therefore, we concluded that goodwill was not impaired as of March 31, 2012.  Future circumstances and/or conditions may result in an impairment of our goodwill, which could have a material adverse affect on our results of operations in a future period.  Such circumstances and/or conditions could include, but are not limited to, further decline in our stock price, revision to our internal financial forecasts, adverse changes in the fair value of our assets and liabilities, and/or market information indicating a decline in the fair value of comparable financial institutions used to estimate the fair value of our Company.  We will continue to evaluate goodwill as defined by ASC Topic 350.

TABLE I
AVERAGE BALANCES & INTEREST RATES
	Three Months Ended
	March 31, 2012			December 31, 2011			March 31, 2011
(Taxable Equivalent Basis – Dollars in Thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
ASSETS
Loans, Net of Unearned Interest(1)(2)	$1,596,480	$22,121	5.57%	$1,646,715	$23,032	5.55%	$1,730,330	$24,101	5.65%
Taxable Investment Securities	242,481	794	1.31	248,217	816	1.31	231,153	851	1.48
Tax-Exempt Investment Securities(2)	56,313	162	1.15	59,647	131	0.88	74,226	337	1.81
Funds Sold	373,033	225	0.24	191,884	96	0.20	242,893	171	0.28
Total Earning Assets	2,268,307	23,302	4.13%	2,146,463	24,075	4.45%	2,278,602	25,460	4.53%
Cash and Due From Banks	49,427			49,666			50,942
Allowance for Loan Losses	(31,382)			(29,550)			(34,822)
Other Assets	350,555			343,336			348,295
TOTAL ASSETS	$2,636,907			$2,509,915			$2,643,017

LIABILITIES
NOW Accounts	$823,406	$192	0.09%	$700,005	$148	0.08%	$786,939	$261	0.13%
Money Market Accounts	277,558	75	0.11	283,677	75	0.11	278,562	131	0.19
Savings Accounts	165,603	20	0.05	156,088	20	0.05	144,623	18	0.05
Other Time Deposits	284,129	356	0.50	299,487	456	0.60	360,575	848	0.95
Total Interest Bearing Deposits	1,550,696	643	0.17	1,439,257	699	0.19	1,570,699	1,258	0.32
Short-Term Borrowings	45,645	8	0.07	44,573	6	0.05	87,267	111	0.52
Subordinated Notes Payable	62,887	382	2.40	62,887	358	2.23	62,887	340	2.16
Other Long-Term Borrowings	44,286	436	3.96	45,007	452	3.99	50,345	494	3.98
Total Interest Bearing Liabilities	1,703,514	1,469	0.35%	1,591,724	1,515	0.38%	1,771,198	2,203	0.50%
Noninterest Bearing Deposits	610,692			593,718			554,680
Other Liabilities	68,254			60,197			55,536
TOTAL LIABILITIES	2,382,460			2,245,639			2,381,414

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	254,447			264,276			261,603

TOTAL LIABILITIES & EQUITY	$2,636,907			$2,509,915			$2,643,017

Interest Rate Spread			3.78%			4.07%			4.03%
Net Interest Income		$21,833			$22,560			$23,257
Net Interest Margin(3)			3.87%			4.17%			4.14%

(1)	Average balances include nonaccrual loans. Interest income for the periods in this table were $402,000, $391,000, and $366,000.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.  Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K, as updated in our subsequent quarterly reports.  The risks described in our 2011 Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

(A)	Exhibits

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned Chief Financial Officer hereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.
        (Registrant)

/s/ J. Kimbrough Davis
J. Kimbrough Davis
Executive Vice President and Chief Financial Officer
(Mr. Davis is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: May 9, 2012

Exhibit	Description

31.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of William G. Smith, Jr., Chairman, President and Chief Executive Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of J. Kimbrough Davis, Executive Vice President and Chief Financial Officer of Capital City Bank Group, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

                                     - 43 -