Form 10-Q
period 2012-06-30
CAPITAL CITY BANK GROUP INC
filed 2012-08-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

At July 31, 2012, 17,199,913 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012
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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the following sections of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q, and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 as well as:

▪	our need and our ability to incur additional debt or equity financing;

▪	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision and deferred tax asset valuation allowance;

▪	continued depression of the market value of the Company that could result in an impairment of goodwill;

▪	the frequency and magnitude of foreclosure of our loans;

▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;

▪	legislative or regulatory changes, including the Dodd-Frank Act and Basel III;

▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

▪	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;

▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;

▪	our ability to declare and pay dividends;

▪	changes in the securities and real estate markets;

▪	changes in monetary and fiscal policies of the U.S. Government;

▪	inflation, interest rate, market and monetary fluctuations;

▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;

▪	our ability to comply with the extensive laws and regulations to which we are subject;

▪	our ability to comply with the laws of each jurisdiction where we operate;

▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;

▪	increased competition and its effect on pricing;

▪	technological changes;

▪	negative publicity and the impact on our reputation;

▪	the effects of security breaches and computer viruses that may affect our computer systems;

▪	changes in consumer spending and saving habits;

▪	growth and profitability of our noninterest income;

▪	changes in accounting principles, policies, practices or guidelines;

▪	the limited trading activity of our common stock;

▪	the concentration of ownership of our common stock;

▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;

▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and

▪	our ability to manage the risks involved in the foregoing.

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

PART I.	FINANCIAL INFORMATION
Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share Data)	Unaudited June 30, 2012	December 31, 2011

ASSETS
Cash and Due From Banks	$57,477	$54,953
Federal Funds Sold and Interest Bearing Deposits	434,814	330,361
Total Cash and Cash Equivalents	492,291	385,314

Investment Securities, Available-for-Sale	280,753	307,149

Loans Held For Sale	16,969	21,225
Loans, Net of Unearned Income	1,539,267	1,607,458
Allowance for Loan Losses	(29,929)	(31,035)
Loans, Net	1,526,307	1,597,648

Premises and Equipment, Net	110,302	110,991
Goodwill	84,811	84,811
Other Intangible Assets	458	673
Other Real Estate Owned	58,059	62,600
Other Assets	92,869	92,126
Total Assets	$2,645,850	$2,641,312

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$623,130	$618,317
Interest Bearing Deposits	1,527,256	1,554,202
Total Deposits	2,150,386	2,172,519

Short-Term Borrowings	69,449	43,372
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	38,846	44,606
Other Liabilities	75,260	65,986
Total Liabilities	2,396,828	2,389,370

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,197,879 and 17,160,274 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	172	172
Additional Paid-In Capital	38,260	37,838
Retained Earnings	234,573	237,461
Accumulated Other Comprehensive Loss, Net of Tax	(23,983)	(23,529)
Total Shareowners’ Equity	249,022	251,942
Total Liabilities and Shareowners’ Equity	$2,645,850	$2,641,312

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2012	2011	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$21,359	$24,305	$43,364	$48,252
Taxable Securities	729	824	1,524	1,676
Tax Exempt Securities	105	193	210	412
Federal Funds Sold	244	145	469	316
Total Interest Income	22,437	25,467	45,567	50,656

INTEREST EXPENSE
Deposits	556	1,083	1,199	2,341
Short-Term Borrowings	48	110	56	221
Subordinated Notes Payable	372	343	754	683
Other Long-Term Borrowings	396	492	832	986
Total Interest Expense	1,372	2,028	2,841	4,231

NET INTEREST INCOME	21,065	23,439	42,726	46,425
Provision for Loan Losses	5,743	3,545	10,536	7,678
Net Interest Income After Provision For Loan Losses	15,322	19,894	32,190	38,747

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,313	6,309	12,622	12,292
Data Processing	680	764	1,355	1,738
Asset Management Fees	1,020	1,080	2,035	2,160
Retail Brokerage Fees	884	939	1,642	1,668
Mortgage Banking Fees	864	568	1,712	1,185
Bank Card Fees	2,784	2,558	5,555	5,054
Other	1,361	2,230	2,571	6,685
Total Noninterest Income	13,906	14,448	27,492	30,782

NONINTEREST EXPENSE
Salaries and Associate Benefits	16,117	16,000	32,960	32,577
Occupancy, Net	2,276	2,447	4,542	4,843
Furniture and Equipment	2,245	2,117	4,446	4,343
Intangible Amortization	107	107	215	460
Other Real Estate	3,460	3,033	6,973	6,710
Other	8,088	7,463	15,754	15,565
Total Noninterest Expense	32,293	31,167	64,890	64,498

(LOSS) INCOME BEFORE INCOME TAXES	(3,065)	3,175	(5,208)	5,031
Income Tax (Benefit) Expense	(1,339)	1,030	(2,320)	1,576

NET (LOSS) INCOME	$(1,726)	$2,145	$(2,888)	$3,455

BASIC NET (LOSS) INCOME PER SHARE	$(0.10)	$0.12	$(0.17)	$0.20
DILUTED NET (LOSS) INCOME PER SHARE	$(0.10)	$0.12	$(0.17)	$0.20

Average Basic Shares Outstanding	17,191,739	17,127,302	17,186,536	17,124,468
Average Diluted Shares Outstanding	17,191,739	17,139,234	17,186,536	17,134,520

Other Comprehensive (Loss) Income:
Change in Net Unrealized Gain On Available-For-Sale Securities (net of tax)	(207)	657	(454)	691
Total Comprehensive (Loss) Income	$(1,933)	$2,802	$(3,342)	$4,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)

(Dollars in Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2012	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942
Comprehensive Income:
Net Loss		—	—	(2,888)	—	(2,888)
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax benefit of $276)		—	—	—	(454)	(454)
Total Comprehensive Loss		—	—	—	—	(3,342)
Stock Performance Plan Compensation		—	87	—	—	87
Issuance of Common Stock	37,605	—	335	—	—	335
Balance, June 30, 2012	17,197,879	$172	$38,260	$234,573	$(23,983)	$249,022

(Dollars in Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2011	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019
Comprehensive Income:
Net Income		—	—	3,455	—	3,455
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax expense of $267)		—	—	—	691	691
Total Comprehensive Income		—	—	—	—	4,146
Cash Dividends ($0.20 per share)		—	—	(3,425)	—	(3,425)
Stock Performance Plan Compensation		—	391	—	—	391
Issuance of Common Stock	27,239	—	413	—	—	413
Balance, June 30, 2011	17,127,320	$171	$37,724	$237,709	$(15,060)	$260,544

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(2,888)	$3,455
Adjustments to Reconcile Net (Loss) Income to Cash Provided by Operating Activities:
Provision for Loan Losses	10,536	7,678
Depreciation	3,388	3,464
Amortization of Premiums, Discounts, and Fees (net)	1,614	1,896
Amortization of Intangible Assets	215	460
Net Decrease (Increase) in Loans Held-for-Sale	4,256	(13)
Stock-Based Compensation	87	391
Deferred Income Taxes	(1,577)	417
Loss on Sales and Write-Downs of Other Real Estate Owned	4,408	4,533
Net Decrease in Other Assets	1,110	8,204
Net Increase in Other Liabilities	9,274	7,241
Net Cash Provided By Operating Activities	30,423	37,726

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(59,735)	(42,238)
Sales	805	—
Payments, Maturities, and Calls	82,883	46,824
Net Decrease in Loans	45,439	36,176
Proceeds From Sales of Other Real Estate Owned	11,342	15,314
Purchases of Premises and Equipment	(2,699)	(685)
Net Cash Provided By In Investing Activities	78,035	55,391

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(22,133)	(2,965)
Net Increase (Decrease) in Short-Term Borrowings	18,893	(27,691)
Increase in Other Long-Term Borrowings	3,070	789
Repayment of Other Long-Term Borrowings	(1,646)	(1,694)
Dividends Paid	—	(3,425)
Issuance of Common Stock	335	413
Net Cash Used In Financing Activities	(1,481)	(34,573)

NET INCREASE IN CASH AND CASH EQUIVALENTS	106,977	58,544

Cash and Cash Equivalents at Beginning of Period	385,314	236,193
Cash and Cash Equivalents at End of Period	$492,291	$294,737

Supplemental Disclosure:
Loans Transferred to Other Real Estate Owned	$11,209	$22,926
Transfer of Current Portion of Long-Term Borrowings	$7,184	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2012
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$122,153	$849	$—	$123,002
U.S. Government Agency	31,465	85	42	31,508
States and Political Subdivisions	65,466	161	54	65,573
Mortgage-Backed Securities	49,116	657	74	49,699
Other Securities(1)	11,571	—	600	10,971
Total Investment Securities	$279,771	$1,752	$770	$280,753

	December 31, 2011
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$168,001	$1,463	$—	$169,464
U.S. Government Agency	14,758	27	48	14,737
States and Political Subdivisions	58,946	186	38	59,094
Mortgage-Backed Securities	51,775	809	87	52,497
Other Securities(1)	11,957	—	600	11,357
Total Investment Securities	$305,437	$2,485	$773	$307,149

(1)

Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.1 million and $4.8 million, respectively, at June 30, 2012 and $6.5 million and $4.8 million, respectively, at December 31, 2011.

Securities with an amortized cost of $149.9 million and $102.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes.

The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based generally upon the balances of residential and commercial real estate loans, and FHLB advances. FHLB stock which is included in other securities is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

Maturity Distribution. As of June 30, 2012, the Company’s investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$105,935	$106,277
Due after one through five years	162,148	163,381
Due after five through ten years	117	124
Due over ten years	—	—
No Maturity	11,571	10,971
Total Investment Securities	$279,771	$280,753

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position.

	June 30, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Agency	10,480	33	3,122	9	13,602	42
States and Political Subdivisions	22,807	53	549	1	23,356	54
Mortgage-Backed Securities	7,930	59	3,391	15	11,321	74
Other Securities	—	—	600	600	600	600
Total Investment Securities	$41,217	$145	$7,662	$625	$48,879	$770

	December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$9,698	$48	$—	$—	$9,698	$48
U.S. Government Agency	—	—	—	—	—	—
States and Political Subdivisions	14,597	38	—	—	14,597	38
Mortgage-Backed Securities	11,612	87	37	—	11,649	87
Other Securities	—	—	600	600	600	600
Total Investment Securities	$35,907	$173	$637	$600	$36,544	$773

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

At June 30, 2012, the Company had securities of $280.8 million with net pre-tax unrealized gains of $1.0 million on these securities, of which $48.9 million have unrealized losses totaling $0.8 million. Approximately $41.2 million of these securities, with an unrealized loss of $0.1 million, have been in a loss position for less than 12 months. Approximately $7.1 million of these securities, with an unrealized loss of approximately $25,000 have been in a loss position for greater than 12 months. These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on June 30, 2012. The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012. One preferred bank stock issue for $0.6 million has also been in a loss position for greater than 12 months. The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2012	December 31, 2011
Commercial, Financial and Agricultural	$136,736	$130,879
Real Estate - Construction	42,616	18,892
Real Estate - Commercial Mortgage	605,819	639,140
Real Estate - Residential(1)	346,054	385,621
Real Estate - Home Equity	242,929	244,263
Real Estate - Loans Held-for-Sale	16,969	21,225
Consumer	165,113	188,663
Loans, Net of Unearned Income	$1,556,236	$1,628,683

(1)	Includes loans in process with outstanding balances of $5.8 million and $12.5 million for June 30, 2012 and December 31, 2011, respectively.

Net deferred fees included in loans were $1.6 million at June 30, 2012 and December 31, 2011, respectively.

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans:

(Dollars in Thousands)	30-59 DPD	60-89 DPD	Over 90 DPD	Total Past Due	Total Current	Total Loans
June 30, 2012
Commercial, Financial and Agricultural	$521	$175	$—	$696	$135,225	$136,736
Real Estate - Construction	—	—	—	—	40,421	46,803
Real Estate - Commercial Mortgage	7,240	288	—	7,528	558,590	605,819
Real Estate - Residential	3,966	1,254	—	5,220	325,173	353,199
Real Estate - Home Equity	1,681	182	—	1,863	236,874	242,929
Consumer	1,174	214	—	1,388	168,486	170,750
Total Past Due Loans	$14,582	$2,113	$—	$16,695	$1,464,769	$1,556,236

(Dollars in Thousands)	30-59 DPD	60-89 DPD	Over 90 DPD	Total Past Due	Total Current	Total Loans
December 31, 2011
Commercial, Financial and Agricultural	$307	$49	$46	$402	$129,722	$130,879
Real Estate - Construction	—	—	—	—	26,034	26,367
Real Estate - Commercial Mortgage	3,070	646	—	3,716	592,604	639,140
Real Estate - Residential	7,983	3,031	58	11,072	350,133	386,877
Real Estate - Home Equity	1,139	500	95	1,734	238,246	244,263
Consumer	2,355	345	25	2,725	197,272	201,157
Total Past Due Loans	$14,854	$4,571	$224	$19,649	$1,534,011	$1,628,683

Nonaccrual Loans. Loans are generally placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans:

	June 30, 2012		December 31, 2011
(Dollars in Thousands)	Nonaccrual	Over 90 Days	Nonaccrual	Over 90 Days
Commercial, Financial and Agricultural	$815	$—	$755	$46
Real Estate - Construction	6,382	—	334	—
Real Estate - Commercial Mortgage	39,701	—	42,820	—
Real Estate - Residential	22,805	—	25,671	58
Real Estate - Home Equity	4,192	—	4,283	95
Consumer	875	—	1,160	25
Total Nonaccrual Loans	$74,770	$—	$75,023	$224

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

The following table presents loans individually evaluated for impairment by class of loans:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
June 30, 2012:
Commercial, Financial and Agricultural	$1,560	$1,018	$542	$86
Real Estate - Construction	6,559	2,768	3,791	395
Real Estate - Commercial Mortgage	62,383	28,193	34,190	4,032
Real Estate - Residential	29,434	5,181	24,253	4,046
Real Estate - Home Equity	3,569	653	2,916	1,033
Consumer	70	14	56	11
Total	$103,575	$37,827	$65,748	$9,603

December 31, 2011:
Commercial, Financial and Agricultural	$1,653	$671	$982	$311
Real Estate - Construction	511	—	511	68
Real Estate - Commercial Mortgage	65,624	19,987	45,637	5,828
Real Estate - Residential	36,324	6,897	29,427	4,702
Real Estate - Home Equity	3,527	645	2,882	239
Consumer	143	90	53	26
Total	$107,782	$28,290	$79,492	$11,174

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,684	22	$1,563	13	$1,606	42	$1,707	47
Real Estate - Construction	3,913	67	1,950	2	3,535	71	1,922	10
Real Estate - Commercial Mortgage	66,140	689	46,145	316	64,003	1,170	42,450	631
Real Estate - Residential	31,630	261	30,782	147	32,880	496	33,804	435
Real Estate - Home Equity	3,462	37	2,844	9	3,548	62	2,815	34
Consumer	58	19	108	7	107	23	112	21
Total	$106,887	1,095	$83,392	494	$105,679	1,864	$82,810	1,178

Troubled Debt Restructurings (“TDRs”). TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. In these instances, as part of a work-out alternative, the Company will defer cash payments required as part of the loan agreement through either a principal moratorium or extension of the loan term. The impact of the TDR modifications and defaults are factored into the allowance for loan losses on a loan-by-loan basis as all TDRs are, by definition, impaired loans. Thus, specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying collateral value, if the loan is deemed to be collateral dependent. In the limited circumstances that a loan is removed from TDR classification, it is the Company’s policy to also remove it from the impaired loan category, but to continue to individually evaluate loan impairment based on the contractual terms specified by the loan agreement.

The following table presents loans classified as TDRs:

	June 30, 2012		December 31, 2011
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$943	$200	$694	$—
Real Estate - Construction	177	813	178	—
Real Estate - Commercial Mortgage	24,626	9,932	20,062	12,029
Real Estate - Residential	12,052	2,625	15,553	947
Real Estate - Home Equity	874	—	1,161	—
Consumer	62	—	27	—
Total TDRs	$38,734	$13,570	$37,675	$12,976

Loans classified as TDRs during the three and six months ended June 30, 2012 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012			2012
(Dollars in Thousands)	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	4	$656	$660
Real Estate - Construction	4	807	814	4	807	814
Real Estate - Commercial Mortgage	14	3,979	4,049	27	8,545	8,745
Real Estate - Residential	12	1,635	1,649	20	2,493	2,557
Real Estate - Home Equity	—	—	—	—	—	—
Consumer	2	19	44	2	19	44
Total TDRs	32	$6,440	$6,556	57	$12,520	$12,820

	Three Months Ended June 30,			Six Months Ended June 30,
	2011			2011
(Dollars in Thousands)	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment
Commercial, Financial and Agricultural	2	$134	$134	4	$229	$229
Real Estate - Construction	1	177	155	1	177	155
Real Estate - Commercial Mortgage	10	2,973	3,032	23	8,565	8,421
Real Estate - Residential	27	2,268	2,390	48	5,185	5,499
Real Estate - Home Equity	2	52	52	4	177	189
Consumer	1	4	4	2	23	22
Total TDRs	43	$5,608	$5,767	82	$14,356	$14,515

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and six months ended June 30, 2012 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012		2012
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	1	910	5	2,800
Real Estate - Residential	2	699	8	1,409
Real Estate - Home Equity	1	21	2	178
Consumer	—	—	—	—
Total TDRs	4	$1,630	15	$4,387

	Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	2	$161	2	$161
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	3	976	4	1,472
Real Estate - Residential	3	978	3	978
Real Estate - Home Equity	—	—	—	—
Consumer	—	—	—	—
Total TDRs	8	$2,115	9	$2,611

Credit Risk Management. The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis (at least annually).

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

The following table presents the risk category of loans by segment:

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
June 30, 2012
Special Mention	$3,560	$45,787	$258	$49,605
Substandard	13,033	209,337	1,319	223,689
Doubtful	—	5,378	—	5,378
Total Criticized Loans	$16,593	$260,502	$1,577	$278,672

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
December 31, 2011
Special Mention	$4,883	$43,787	$79	$48,749
Substandard	9,804	202,734	1,699	214,237
Doubtful	111	7,763	—	7,874
Total Criticized Loans	$14,798	$254,284	$1,778	$270,860

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class for the three and six months ended June 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Three Months Ended June 30, 2012
Beginning Balance	$1,493	$1,761	$10,432	$12,225	$2,725	$1,589	$992	$31,217
Provision for Loan Losses	(198)	1,190	1,595	2,785	414	(51)	8	5,743
Charge-Offs	(57)	(275)	(3,519)	(3,894)	(425)	(550)	—	(8,720)
Recoveries	82	27	42	969	116	453	—	1,689
Net Charge-Offs	25	(248)	(3,477)	(2,925)	(309)	(97)		(7,031)
Ending Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929

Six Months Ended June 30, 2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	(39)	1,818	2,761	4,296	1,621	(10)	89	10,536
Charge-Offs	(325)	(275)	(5,051)	(5,861)	(1,317)	(1,282)	—	(14,111)
Recoveries	150	27	180	1,132	134	846	—	2,469
Net Charge-Offs	(175)	(248)	(4,871)	(4,729)	(1,183)	(436)	—	(11,642)
Ending Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929

Three Months Ended June 30, 2011
Beginning Balance	$1,439	$1,504	$10,037	$15,537	$2,634	$1,777	$945	$33,873
Provision for Loan Losses	603	250	1,217	668	501	251	55	3,545
Charge-Offs	(301)	(14)	(2,808)	(2,371)	(944)	(606)	—	(7,044)
Recoveries	43	5	115	113	57	373	—	706
Net Charge-Offs	(258)	(9)	(2,693)	(2,258)	(887)	(233)	—	(6,338)
Ending Balance	$1,784	$1,745	$8,561	$13,947	$2,248	$1,795	$1,000	$31,080

Six Months Ended June 30, 2011
Beginning Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436
Provision for Loan Losses	1,156	(315)	3,027	2,556	1,565	(304)	(7)	7,678
Charge-Offs	(1,022)	(14)	(3,238)	(5,828)	(1,932)	(1,226)	—	(13,260)
Recoveries	106	14	127	173	93	713	—	1,226
Net Charge-Offs	(916)	—	(3,111)	(5,655)	(1,839)	(513)	—	(12,034)
Ending Balance	$1,784	$1,745	$8,561	$13,947	$2,248	$1,795	$1,000	$31,080

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
June 30, 2012
Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$86	$395	$4,227	$4,046	$1,033	$11	$—	$9,798
Loans Collectively Evaluated for Impairment	1,234	2,308	4,323	8,039	1,797	1,430	1,000	20,131
Ending Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
June 30, 2011
Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$591	$487	$3,582	$5,800	$506	$41	$—	$11,007
Loans Collectively Evaluated for Impairment	1,193	1,258	4,979	8,147	1,742	1,754	1,000	20,073
Ending Balance	$1,784	$1,745	$8,561	$13,947	$2,248	$1,795	$1,000	$31,080

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
June 30, 2012
Individually Evaluated for Impairment	$1,560	$6,559	$64,399	$29,434	$3,569	$70	$—	$105,591
Collectively Evaluated for Impairment	135,176	40,244	541,420	323,764	239,361	170,680	—	1,450,645
Total	$136,736	$46,803	$605,819	$353,198	$242,930	$170,750	$—	$1,556,236

June 30, 2011
Individually Evaluated for Impairment	$1,730	$1,311	$42,531	$29,829	$2,351	$79	$—	$77,831
Collectively Evaluated for Impairment	148,100	29,556	617,526	365,297	245,878	203,414	—	1,609,771
Total	$149,830	$30,867	$660,057	$395,126	$248,229	$203,493	$—	$1,687,602

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.3 million and $85.5 million at June 30, 2012 and December 31, 2011, respectively. Intangible assets were as follows:

	June 30, 2012		December 31, 2011
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,037	$47,176	$46,918
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,548	1,867	1,452
Total Intangible Assets	$133,854	$48,585	$133,854	$48,370

Net Core Deposit Intangibles: As of June 30, 2012 and December 31, 2011, the Company had net core deposit intangibles of $0.1 million and $0.3 million, respectively. Amortization expense for the first six months of 2012 and 2011 was approximately $0.2 million and $0.4 million, respectively. Estimated annual amortization expense for 2012 is $0.3 million. All of our core deposit intangibles will be fully amortized in January 2013.

Goodwill: As of June 30, 2012 and December 31, 2011, the Company had goodwill of $84.8 million.

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

As of June 30, 2012, the book value of the Company’s equity exceeded its market capitalization, and as such the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of June 30, 2012. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other: As of June 30, 2012 and December 31, 2011, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.3 million and $0.4 million, respectively. This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships. Amortization expense for the first six months of 2012 and 2011 was approximately $96,000. Estimated annual amortization expense is approximately $0.2 million based on use of a 10-year useful life.

NOTE 5 - DEPOSITS

The composition of the Company’s interest bearing deposits were as follows:

(Dollars in Thousands)	June 30, 2012	December 31, 2011
NOW Accounts	$789,103	$828,990
Money Market Accounts	288,352	276,910
Savings Deposits	178,388	158,462
Other Time Deposits	271,413	289,840
Total Interest Bearing Deposits	$1,527,256	$1,554,202

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011

Service Cost	$1,750	$1,550	$3,500	$3,100
Interest Cost	1,375	1,325	2,750	2,650
Expected Return on Plan Assets	(1,700)	(1,650)	(3,400)	(3,300)
Prior Service Cost Amortization	100	125	200	250
Net Loss Amortization	850	550	1,700	1,100
Net Periodic Benefit Cost	$2,375	$1,900	$4,750	$3,800
Discount Rate	5.00%	5.55%	5.00%	5.55%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011

Interest Cost	$46	$40	$92	$80
Prior Service Cost Amortization	48	45	96	90
Net Gain Amortization	(98)	(98)	(196)	(196)
Net Periodic Benefit Cost	$(4)	$(13)	$(8)	$(26)

Discount Rate	5.00%	5.55%	5.00%	5.55%

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

	June 30, 2012			December 31, 2011
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total

Commitments to Extend Credit(1)	$43,992	$252,645	$296,637	$38,432	$257,081	$295,513
Standby Letters of Credit	12,957	—	12,957	10,920	—	10,920
Total	$56,949	$252,645	$309,594	$49,352	$257,081	$306,433

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Indemnification Obligation. The Company is a member of the Visa U.S.A. network. Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International. In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering. Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company. During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain. Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.

In July 2012, Visa and MasterCard International entered into a memorandum of understanding to enter into a settlement agreement to resolve the aforementioned covered litigation matter. Visa’s share of the claim is to be paid from the litigation reserve account. Subsequent to the memorandum of understanding, Visa increased the litigation reserve by $150 million and revised the conversion ratio for the Class B shares resulting in a $56,000 payment by the Company under the swap contract. The Company does not expect to make any additional payments to the counterparty other than certain fixed charges included in the liability, which are payable until the settlement is finalized.

NOTE 8 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

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

•

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

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2012
ASSETS:
Securities available for sale:
U.S. Treasury	$123,002	$—	$—	$123,002
U.S. Government Agency	25,792	5,716	—	31,508
States and Political Subdivisions	—	65,573	—	65,573

Mortgage-Backed Securities	—	49,699	—	49,699
Other Securities	—	10,971	—	10,971

LIABILITIES:
Fair Value Swap	—	—	—	—

December 31, 2011
ASSETS:
Securities available for sale:
U.S. Treasury	$169,464	$—	$—	$169,464
U.S. Government Agency	14,737	—	—	14,737
States and Political Subdivisions	—	59,094	—	59,094
Mortgage-Backed Securities	—	52,497	—	52,497
Other Securities	—	11,357	—	11,357
LIABILITIES:
Fair Value Swap	—	—	572	572

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

Impaired Loans. Loans deemed to be impaired are valued based upon the lower of cost or the fair value of the underlying collateral or discounted cash flow analysis. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. The inputs used in performing discounted cash flow analyses are not observable and therefore is considered a Level 3 input. Impaired loans had a carrying value of $103.6 million with a valuation allowance of $9.6 million at June 30, 2012 and $107.8 million and $11.2 million, respectively, at December 31, 2011.

Loans Held for Sale. Loans held for sale were $17.0 million and $21.2 million as of June 30, 2012 and December 31, 2011, respectively. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first six months of 2012, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for possible loan losses based on the fair value of the foreclosed asset. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $11.2 million during the six months ended June 30, 2012. The Company disposed of $13.5 million in foreclosed assets and recognized subsequent write-downs totaling $2.2 million for properties that were re-valued during the six months ended June 30, 2012. The carrying value of foreclosed assets was $58.1 million at June 30, 2012.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$57,477	$57,477	$—	$—
Short-Term Investments	434,814	434,814	—	—
Investment Securities	280,753	148,794	131,959	—
Loans, Net of Allowance for Loan Losses	1,526,307	—	—	1,395,960

LIABILITIES:
Deposits	$2,150,386	$—	$2,150,961	$—
Short-Term Borrowings	69,449	—	68,066	—
Subordinated Notes Payable	62,887	—	62,886	—
Long-Term Borrowings	38,846	—	42,028	—

	December 31, 2011
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$54,953	$54,953	$—	$—
Short-Term Investments	330,361	330,361	—	—
Investment Securities	307,149	184,201	122,948	—
Loans, Net of Allowance for Loan Losses	1,597,648	—	—	1,485,813

LIABILITIES:
Deposits	$2,172,519	$—	$2,173,331	$—
Short-Term Borrowings	43,372	—	42,021	—
Subordinated Notes Payable	62,887	—	62,858	—
Long-Term Borrowings	44,606	—	47,770	—

All non-financial instruments were excluded from the above table. The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012		2011				2010
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third	Second	First(1)	Fourth	Third
Summary of Operations:
Interest Income	$22,437	$23,130	$23,912	$24,891	$25,467	$25,189	$26,831	$27,576
Interest Expense	1,372	1,469	1,515	1,791	2,208	2,203	2,473	2,792
Net Interest Income	21,065	21,661	22,397	23,100	23,439	22,986	24,358	24,784
Provision for Loan Losses	5,743	4,793	7,600	3,718	3,545	4,133	3,783	5,668
Net Interest Income After Provision for Loan Losses	15,322	16,868	14,797	19,382	19,894	18,853	20,575	19,449
Noninterest Income	13,906	13,586	13,873	14,193	14,448	16,334	14,735	13,449
Noninterest Expense	32,293	32,597	31,103	30,647	31,167	33,331	33,540	32,363
(Loss) Income Before Income Taxes	(3,065)	(2,143)	(2,433)	2,928	3,175	1,856	1,770	202
Income Tax (Benefit) Expense	(1,339)	(981)	(1,898)	951	1,030	546	(148)	(199)
Net (Loss) Income	$(1,726)	$(1,162)	$(535)	$1,977	$2,145	$1,310	$1,918	$401
Net Interest Income (FTE)	$21,219	$21,833	$22,560	$23,326	$23,704	$23,257	$24,654	$25,116

Per Common Share:
Net (Loss) Income Basic	$(0.10)	$(0.07)	$(0.03)	$0.12	$0.12	$0.08	$0.12	$0.02
Net (Loss) Income Diluted	(0.10)	(0.07)	(0.03)	0.12	0.12	0.08	0.12	0.02
Dividends Declared	0.00	0.00	0.00	0.10	0.10	0.10	0.10	0.10
Diluted Book Value	14.48	14.60	14.68	15.20	15.20	15.13	15.15	15.25
Market Price:
High	8.73	9.91	11.11	11.18	13.12	13.80	14.19	14.24
Low	6.35	7.32	9.43	9.81	9.94	11.87	11.56	10.76
Close	7.37	7.45	9.55	10.38	10.26	12.68	12.60	12.14

Selected Average Balances:
Loans, Net	$1,570,827	$1,596,480	$1,646,715	$1,667,720	$1,704,348	$1,730,330	$1,782,916	$1,807,483
Earning Assets	2,262,847	2,268,307	2,146,463	2,202,927	2,258,931	2,278,602	2,218,049	2,273,198
Total Assets	2,624,417	2,636,907	2,509,915	2,563,251	2,618,287	2,643,017	2,576,793	2,626,758
Deposits	2,135,653	2,161,388	2,032,975	2,061,913	2,107,301	2,125,379	2,115,867	2,172,165
Shareowners’ Equity	252,644	254,447	264,276	263,902	262,371	261,603	262,622	263,742
Common Equivalent Average Shares:
Basic	17,192	17,181	17,160	17,152	17,127	17,122	17,095	17,087
Diluted	17,192	17,181	17,161	17,167	17,139	17,130	17,096	17,088

Performance Ratios:
Return on Average Assets	(0.26)%	(0.18)%	(0.08)%	0.31%	0.33%	0.20%	0.30%	0.06%
Return on Average Equity	(2.75)	(1.84)	(0.80)	2.97	3.28	2.03	2.90	0.60
Net Interest Margin (FTE)	3.77	3.87	4.17	4.20	4.21	4.14	4.41	4.38
Noninterest Income as % of Operating Revenue	39.88	38.64	38.34	38.14	38.13	41.54	37.69	35.17
Efficiency Ratio	90.88	91.73	85.08	81.40	81.41	83.30	83.75	82.08

Asset Quality:
Allowance for Loan Losses	$29,929	$31,217	31,035	$29,658	$31,080	33,873	$35,436	$37,720
Allowance for Loan Losses to Loans	1.93%	1.98%	1.91%	1.79%	1.84%	1.98%	2.01%	2.10%
Nonperforming Assets (“NPA’s”)	132,829	136,826	137,623	114,592	122,092	129,318	123,637	125,376
NPA’s to Total Assets	5.02	5.14	5.21	4.54	4.70	4.86	4.72	4.86
NPA’s to Loans + OREO	8.23	8.36	8.14	6.67	6.98	7.31	6.81	6.77
Allowance to Non-Performing Loans	40.03	39.65	41.37	55.54	50.89	45.80	53.94	50.86
Net Charge-Offs to Average Loans	1.80	1.16	1.50	1.22	1.49	1.33	1.35	1.40

Capital Ratios:
Tier 1 Capital Ratio	14.17%	14.17%	13.96%	14.05%	13.83%	13.46%	13.24%	12.93%
Total Capital Ratio	15.54	15.54	15.32	15.41	15.19	14.82	14.59	14.29
Leverage Ratio	9.60	9.71	10.26	10.20	9.95	9.74	10.10	9.75
Tangible Capital Ratio	6.40	6.42	6.51	7.19	6.96	6.73	6.82	6.98

(1)	Includes a $2.6 million (net) pre-tax gain from sale of Visa shares – $3.2 million gain less $0.6 million related swap liability.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The MD&A is divided into subsections entitled “Business Overview,” “Financial Overview,” “Results of Operations,” “Financial Condition,” “Market Risk and Interest Rate Sensitivity, “ “Liquidity and Capital Resources,” “Off-Balance Sheet Arrangements,” and “Critical Accounting Policies.” The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2012 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Efficiency ratio	91.18%	92.03%	81.69%	91.60%	82.97%
Effect of intangible amortization expense	(0.30)%	(0.30)%	(0.28)%	(0.29)%	(0.60)%
Operating efficiency ratio	90.88%	91.73%	81.41%	91.31%	82.37%

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

Results of Operations

▪

Net loss of $1.7 million, or $0.10 per diluted share for the second quarter of 2012 compared to a net loss of $1.2 million, or $0.07 per diluted share in the first quarter of 2012, and net income of $2.1 million, or $0.12 per diluted share for the second quarter of 2011. For the first six months of 2012, we realized a net loss of $2.9 million, or $0.17 per diluted share, compared to net income of $3.5 million, or $0.20 per diluted share, for the comparable period of 2011. Performance in 2011 reflects the sale of our Visa stock which resulted in a net pre-tax gain of $2.6 million.

▪

Total credit costs (loan loss provision plus other real estate owned (“OREO”) costs) were $9.2 million, $8.3 million, and $6.6 million for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011, respectively. Total credit costs for the first half of 2012 were $17.5 million compared to $14.4 million for the same period of 2011.

▪

Tax equivalent net interest income for the second quarter of 2012 was $21.2 million compared to $21.8 million for the first quarter of 2012 and $23.7 million for the second quarter of 2011. For the first half of 2012, tax equivalent net interest income totaled $43.1 million compared to $47.0 million in 2011. The reduction from all prior periods was due to a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

▪

Noninterest income for the second quarter of 2012 totaled $13.9 million, an increase of $0.3 million, or 2.4%, over the first quarter of 2012 and a decrease of $0.5 million, or 3.8%, from the second quarter of 2011. The increase/decrease compared to both prior periods was due to higher/lower gains from the sale of OREO properties. For the first six months of 2012, noninterest income totaled $27.5 million, a decrease of $3.3 million, or 10.7%, from the same period of 2011 attributable to a $3.2 million gain from the sale of our Visa stock realized in 2011.

▪

Noninterest expense for the second quarter of 2012 totaled $32.3 million, a decrease of $0.3 million, or 0.9%, from the first quarter of 2012 and an increase of $1.1 million, or 3.6%, over the second quarter of 2011. The decrease from the first quarter of 2012 was primarily attributable to lower compensation expense. Higher OREO costs, professional fees, and miscellaneous expense drove the increase over the second quarter of 2011. For the first six months of 2012, noninterest expense totaled $64.9 million, an increase of $0.4 million, or 0.6%, over the same period of 2011 primarily attributable to higher compensation expense of $0.4 million.

          Financial Condition

▪

Average earning assets were $2.263 billion for the second quarter of 2012, an increase of $116.4 million, or 5.4%, over the fourth quarter of 2011 reflective of a higher level of overnight funds driven by higher deposit balances, primarily public funds.

▪

Nonperforming assets totaled $132.8 million at June 30, 2012, a decrease of $4.8 million from December 31, 2011 driven by a reduction in our OREO balance, reflecting continued progress in disposing of properties. Nonperforming assets represented 5.02% of total assets at June 30, 2012 compared to 5.21% at December 31, 2011.

▪	As of June 30, 2012, we are well-capitalized with a risk based capital ratio of 15.54% and a tangible common equity ratio of 6.40% compared to 15.32% and 6.51%, respectively, at December 31, 2011.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2012, we realized a net loss of $1.7 million, or $0.10 per diluted share, compared to a net loss of $1.2 million, or $0.07 per diluted share for the first quarter of 2012, and net income of $2.1 million, or $0.12 per diluted share, for the second quarter of 2011. For the first six months of 2012, we realized a net loss of $2.9 million, or $0.17 per diluted share, compared to net income of $3.5 million, or $0.20 per diluted share for the same period in 2011.

Compared to the first quarter of 2012, performance reflects lower operating revenues (net interest income plus noninterest income) of $0.3 million and a higher loan loss provision of $0.9 million, partially offset by lower noninterest expense of $0.3 million and income taxes of $0.4 million.

Compared to the second quarter of 2011, the reduction in earnings was due to lower operating revenues of $2.9 million, a higher loan loss provision of $2.2 million, and an increase in noninterest expense of $1.1 million, partially offset by lower income taxes of $2.4 million.

The decrease in earnings for the first half of 2012 is attributable to lower operating revenues of $7.0 million, a higher loan loss provision of $2.9 million, and an increase in noninterest expense of $0.3 million, partially offset by lower income taxes of $3.8 million. Earnings for the first half of 2011 reflect the sale of our Visa Class B shares of stock which resulted in a net pre-tax gain of $2.6 million ($3.2 million pre-tax gain included in noninterest income and recognition of a $0.6 million swap liability included in noninterest expense).

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Income	$22,437	$23,130	$25,467	$45,567	$50,656
Taxable equivalent Adjustments	154	172	265	326	536
Total Interest Income (FTE)	22,591	23,302	25,732	45,893	51,192
Interest Expense	1,372	1,469	2,028	2,841	4,231
Net Interest Income (FTE)	21,219	21,833	23,704	43,052	46,961
Provision for Loan Losses	5,743	4,793	3,545	10,536	7,678
Taxable Equivalent Adjustments	154	172	265	326	536
Net Interest Income After provision for Loan Losses	15,322	16,868	19,894	32,190	38,747
Noninterest Income	13,906	13,586	14,448	27,492	30,782
Noninterest Expense	32,293	32,597	31,167	64,890	64,498
(Loss) Income Before Income Taxes	(3,065)	(2,143)	3,175	(5,208)	5,031
Income Tax (Benefit) Expense	(1,339)	(981)	1,030	(2,320)	1,576
Net (Loss) Income	$(1,726)	$(1,162)	$2,145	$(2,888)	$3,455

Basic Net (Loss) Income Per Share	$(0.10)	$(0.07)	$0.12	$(0.17)	$0.20
Diluted Net (Loss) Income Per Share	$(0.10)	$(0.07)	$0.12	$(0.17)	$0.20

Return on Average Equity	(2.75)%	(1.84)%	3.28%	(2.29)%	2.66%
Return on Average Assets	(0.26)%	(0.18)%	0.33%	(0.22)%	0.26%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities. This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 42.

Tax equivalent net interest income for the second quarter of 2012 was $21.2 million compared to $21.8 million for the first quarter of 2012 and $23.7 million for the second quarter of 2011. For the first six months of 2012, tax equivalent net interest income totaled $43.1 million compared to $47.0 million for the same period of 2011.

The declines of $0.6 million and $2.5 million in tax equivalent net interest income from the first quarter of 2012 and second quarter of 2011, respectively, were due to a reduction in loan income primarily attributable to declining loan balances and continued unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans. The lower interest expense is primarily attributable to certificates of deposit and reflects both lower balances and favorable repricing.

Tax equivalent interest income for the second quarter of 2012 was $22.6 million compared to $23.3 million for the first quarter of 2012 and $25.7 million for the second quarter of 2011. The decrease when compared to both periods is specifically attributable to both the shift in earning asset mix and lower yields. The declining loan portfolio has resulted in the higher yielding earning assets being replaced with lower yielding federal funds or investment securities. Additionally, low yields on new loan and investment production and loan portfolio repricing continue to unfavorably affect net interest income.

Interest expense for the second quarter of 2012 was $1.4 million compared to $1.5 million for the first quarter of 2012 and $2.0 million for the second quarter in 2011. The lower cost of funds when compared to both periods was a result of continued rate reductions on all deposit products except savings accounts. The rate reductions on deposits reflect our response to a historically low interest rate environment and desire to continue our focus on core banking relationships.

The decline in the loan portfolio, coupled with the low rate environment continues to put pressure on our net interest income. The loan portfolio yield has been declining because the average rate on new loans is lower than the loans being paid off and the existing variable rate loans reprice lower. Lowering our cost of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing, although the impact is expected to be minimal.

The net interest margin for the second quarter of 2012 was 3.77%, a decrease of 10 basis points from the first quarter of 2012 and a decline of 44 basis points from the second quarter of 2011. Year-to-date net interest margin of 3.82% declined 35 basis points from the comparable period in 2011. The decrease in the margin for all comparable periods is attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.

As experienced since at least 2010, historically low interest rates, foregone interest, lower loan fees, unfavorable asset repricing without the flexibility to significantly adjust deposit rates, and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin. Our current strategy, as well as our historic strategy, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows. We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions. As this strategy in the current environment has unfavorably impacted our net interest margin, over time this strategy has consistently resulted in our net interest margins significantly exceeding those in our peer group comparisons. Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin for the remainder of 2012.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2012 was $5.7 million compared to $4.8 million in the first quarter of 2012 and $3.5 million for the second quarter of 2011. The increase over both periods was driven by higher loan loss experience and the associated impact on our general reserve needs. For the first six months of 2012, the loan loss provision totaled $10.5 million compared to $7.7 million for the same period in 2011 with the increase primarily attributable to an increase in impaired loans. Net charge-offs for the second quarter of 2012 totaled $7.0 million, or 1.80% (annualized), of average loans compared to $4.6 million, or 1.16%, for the first quarter of 2012 and $6.3 million, or 1.49%, for the second quarter of 2011. For the first half of 2012, net charge-offs totaled $11.6 million, or 1.48% (annualized), of average loans compared to $12.0 million, or 1.41%, for the same period of 2011. At quarter-end, the allowance for loan losses of $29.9 million was 1.93% of outstanding loans (net of overdrafts) and provided coverage of 40% of nonperforming loans compared to 1.98% and 40%, respectively, at March 31, 2012, and 1.91% and 41%, respectively, at December 31, 2011.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011

CHARGE-OFFS
Commercial, Financial and Agricultural	$57	$268	$301	$325	$1,022
Real Estate - Construction	275	—	14	275	14
Real Estate - Commercial Mortgage	3,519	1,532	2,808	5,051	3,238
Real Estate - Residential	3,894	1,967	2,371	5,861	5,828
Real Estate - Home Equity	425	892	944	1,317	1,932
Consumer	550	732	606	1,282	1,226
Total Charge-offs	8,720	5,391	7,044	14,111	13,260

RECOVERIES
Commercial, Financial and Agricultural	83	67	43	150	106
Real Estate - Construction	27	—	5	27	14
Real Estate - Commercial Mortgage	42	138	115	180	127
Real Estate - Residential	969	163	113	1,132	173
Real Estate - Home Equity	116	18	57	134	93
Consumer	452	394	373	846	713
Total Recoveries	1,689	780	706	2,469	1,226

Net Charge-offs	$7,031	$4,611	$6,338	$11,642	$12,034

Net Charge-offs (Annualized)	1.80%	1.16%	1.49%	1.48%	1.41%
as a percent of Average
Loans Outstanding, Net of
Unearned Interest

Noninterest Income

Noninterest income for the second quarter of 2012 totaled $13.9 million, an increase of $0.3 million, or 2.4%, over the first quarter of 2012 and a decrease of $0.5 million, or 3.8%, from the second quarter of 2011. The increase over the first quarter of 2012 was driven primarily by higher retail brokerage fees of $0.1 million and an increase in other income of $0.2 million, primarily gains from the sale of OREO properties. Compared to the second quarter of 2011, the decrease primarily reflects a $0.9 million reduction in other income attributable to a lower level of gains realized from the sale of OREO properties partially offset by higher mortgage banking fees of $0.3 million and bank card fees of $0.2 million.

For the first six months of 2012, noninterest income totaled $27.5 million, a decrease of $3.3 million, or 10.7%, from the same period of 2011 attributable to the Visa gain realized in the first quarter of 2011. Higher deposit fees, mortgage banking fees, and bank card fees partially offset by lower data processing fees and a reduction in other income, primarily lower gains from the sale of OREO properties, also contributed to the variance.

Noninterest income represented 39.88% of operating revenues (net interest income plus noninterest income) in the second quarter of 2012 compared to 38.64% in the first quarter of 2012 and 38.13% in the second quarter of 2011. For the first six months of 2012, noninterest income represented 39.3% of operating revenues compared to 39.9% for the same period of 2011. The decrease for the first six months of 2012 compared to 2011 is attributable to the gain from the sale of our Visa stock in the 2011. In addition to the Visa gain, this metric has also been impacted by the lower level of net interest income.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Noninterest Income:
Service Charges on Deposit Accounts	$6,313	$6,309	$6,309	$12,622	$12,292
Data Processing Fees	680	675	764	1,355	1,738
Asset Management Fees	1,020	1,015	1,080	2,035	2,160
Retail Brokerage Fees	884	758	939	1,642	1,668
Mortgage Banking Fees	864	848	568	1,712	1,185
Interchange Fees (1)	1,580	1,526	1,443	3,106	2,803
ATM/Debit Card Fees (1)	1,204	1,245	1,115	2,449	2,251
Gain on Visa Stock	—	—	—	—	3,172
Other	1,361	1,210	2,230	2,571	3,513

Total Noninterest Income	$13,906	$13,586	$14,448	$27,492	$30,782

(1)	Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees for the second quarter of 2012 totaled $6.3 million, comparable to both the first quarter of 2012 and second quarter of 2011. For the first six months of 2012, deposit service charge fees totaled $12.6 million, an increase of $330,000, or 2.7%, over the comparable period in 2011 driven by a lower level of overdraft charge-offs.

Data Processing Fees. Fees from data processing services for the second quarter of 2012 totaled $680,000, comparable to the first quarter of 2012. Fees decreased by $84,000, or 11.0%, compared to the second quarter of 2011, attributable to lower processing volume for our state government contract. For the first six months of 2012, fees totaled $1.4 million, a decrease of $383,000, or 22.0%, primarily due to a reduction in the number of banks that we provide processing services to as two of our user banks were acquired and discontinued service in mid 2011.

Retail Brokerage Fees. Fees from the sale of retail investment and insurance products totaled $884,000 for the second quarter of 2012, an increase of $126,000, or 16.6%, over the first quarter of 2012 and a decrease of $55,000, or 5.9%, from the second quarter of 2011. For the first six months of 2012, fees totaled $1.6 million, a $26,000 decrease from the comparable period of 2011. The change for each period reflects fluctuation in trading activity by our clients.

Mortgage Banking Fees. Mortgage banking fees totaled $864,000 for the second quarter of 2012, an increase of $15,000, or 1.8%, over the first quarter of 2012 and $296,000, or 52.1%, over the second quarter of 2011. For the first six months of 2012, fees totaled $1.7 million, an increase of $528,000, or 44.5%, over the same period of 2011. The increase for all respective periods is attributable to increased home purchase activity in our markets and an increase in refinance activity due to the lower rate environment. The mix of refinance and home purchase new loan production for the first half of 2012 was 38% and 62%, respectively, compared to 30% and 70%, respectively, for the same period of 2011.

Asset Management Fees. Fees from asset management activities totaled $1.0 million for the second quarter of 2012, which is comparable to the first quarter of 2012, and a decrease of $60,000, or 5.6%, from the second quarter of 2011. For the first six months of 2012, fees totaled $2.0 million, which is a decrease of $125,000, or 5.8%, from the same period of 2011. The decrease from the second quarter of 2011 reflects fluctuation in asset values for accounts under discretionary management for which fees are based on the account value at quarter-end. The decline in fees for the six month period was driven by both lower asset values for managed accounts as well as a decline in estate management fees. At June 30, 2012, assets under management totaled $668.4 million compared to $660.6 million at December 31, 2011 and $677.1 million at June 30, 2011.

Bank Card Fees. Bank Card Fees (including interchange fees and ATM/debit card fees) totaled $2.8 million for the second quarter of 2012, which is comparable to the first quarter of 2012, and an increase of $226,000, or 8.9%, over the second quarter of 2011. For the first six months of 2012, fees totaled $5.6 million, which represents an increase of $501,000, or 9.9%, over the same period of 2011. The increase over both periods in 2011 reflects higher card utilization as well as growth in active cards due to an increase in the number of deposit accounts.

Other. Other income totaled $1.4 million for the second quarter of 2012, an increase of $151,000, or 12.5%, over the first quarter of 2012, and a decrease of $869,000, or 39.0%, from the second quarter of 2011. The changes compared to both prior periods are attributable to higher or lower gains from the sale of OREO properties. For the first six months of 2012, other income totaled $2.6 million, a decrease of $4.1 million, from the same period of 2011. Compared to the first half of 2011, the decline in other income reflects the $3.2 million gain realized from the sale of our Visa stock as well as a lower level of gains from the sale of OREO properties.

Noninterest Expense

Noninterest expense for the second quarter of 2012 totaled $32.3 million, a decrease of $0.3 million, or 0.9%, from the first quarter of 2012 and an increase of $1.1 million, or 3.6%, over the second quarter of 2011. The decrease compared to the first quarter of 2012 reflects a reduction in compensation expense of $0.7 million partially offset by a $0.4 million increase in the other expense category. The decline in compensation expense was primarily due to lower pension plan and unemployment tax expense. The increase in other expense reflects higher advertising costs and an increase in miscellaneous expense partially offset by lower professional fees. Compared to the second quarter of 2011, the increase was attributable to higher compensation expense of $0.1 million and other expense of $1.1 million. Higher pension plan expense drove the increase in compensation while the other expense category increased due to higher OREO costs, professional fees, and miscellaneous expense.

For the first six months of 2012, noninterest expense totaled $64.9 million, an increase of $0.4 million, or 0.6%, over the same period of 2011 primarily attributable to higher compensation expense of $0.4 million and other expense of $0.2 million partially offset by lower occupancy expense of $0.2 million. The increase in compensation expense reflects higher expense for our pension plan partially offset by lower performance compensation. Higher professional fees and OREO costs partially offset by lower advertising costs, FDIC insurance fees, and intangible amortization drove the increase in the other expense category.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Noninterest Expense:

Salaries	$12,296	$12,742	$12,509	$25,038	$25,445
Associate Benefits	3,821	4,101	3,491	7,922	7,132
Total Compensation	16,117	16,843	16,000	32,960	32,577

Premises	2,276	2,266	2,447	4,542	4,843
Equipment	2,245	2,201	2,117	4,446	4,343
Total Occupancy	4,521	4,467	4,564	8,988	9,186

Legal Fees	1,093	1,104	1,049	2,197	2,155
Professional Fees	1,184	1,321	910	2,504	1,755
Processing Services	1,016	963	939	1,979	1,889
Advertising	609	395	664	1,004	1,222
Travel and Entertainment	222	184	200	406	411
Printing and Supplies	282	289	284	571	632
Telephone	455	479	498	934	939
Postage	444	445	386	889	861
Insurance - Other	1,018	1,033	1,077	2,051	2,456
Intangible Amortization	107	108	107	215	460
Other Real Estate	3,460	3,513	3,033	6,973	6,710
Miscellaneous	1,765	1,453	1,456	3,219	3,245
Total Other	11,655	11,287	10,603	22,942	22,735

Total Noninterest Expense	$32,293	$32,597	$31,167	$64,890	$64,498

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $16.1 million for the second quarter of 2012, a decrease of $726,000, or 4.3%, from the first quarter of 2012 and an increase of $117,000, or 0.7%, over the second quarter of 2011. The decrease compared to the first quarter of 2012 reflects lower salaries of $445,000 and associate benefits of $280,000. The decrease in the salary expense category was primarily due to lower unemployment tax expense as a majority of this liability is paid in the first quarter. Associate benefit expense decreased due to lower pension plan expense. Compared to the second quarter of 2011, the increase was attributable to higher associate benefit expense related to our pension plan reflecting utilization of a lower discount rate in 2012 due to lower long-term bond rates.

For the first six months of 2012, compensation expense totaled $33.0 million, an increase of $383,000, or 1.2%, over the same period of 2011 driven by higher expense for associate benefits partially offset by lower salary expense. The increase in associate benefit expense reflects the aforementioned increase in the expense for our pension plan and the decrease in salaries was due to lower performance compensation.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.5 million for the second quarter of 2012, comparable to the first quarter of 2012 and second quarter of 2011. For the first six months of 2012, occupancy expense totaled $9.0 million, a $198,000, or 2.2%, decrease from the same period in 2011, attributable to lower building maintenance costs.

Other. Other noninterest expense totaled $11.7 million for the second quarter of 2012 compared to $11.3 million for the first quarter of 2012 and $10.6 million for the second quarter of 2011. The $368,000, or 3.3%, increase over the first quarter of 2012 was due to higher advertising costs of $214,000 and miscellaneous expense of $312,000 partially offset by lower professional fees of $137,000. The increase in advertising costs reflects a higher level of promotional activities and the increase in miscellaneous expense was due to severance costs related to the closing of four banking offices and the outsourcing of our items processing function. Professional fees declined due to lower consulting fees and audit costs. The $1.1 million, or 9.9%, increase over the second quarter of 2011 was driven by higher OREO costs of $427,000, professional fees of $274,000, and miscellaneous expense of $309,000. The increase in OREO cost was due to a higher level of valuation adjustments for our OREO portfolio. Higher consulting fees drove the increase in professional fees. The increase in miscellaneous expense reflects the aforementioned severance costs.

For the first six months of 2012, other noninterest expense totaled $22.9 million, an increase of $207,000, or 0.9%, over the same period of 2011 primarily attributable to higher professional fees of $749,000 and OREO expense of $263,000, partially offset by lower advertising expense of $218,000, FDIC insurance fees of $405,000, and intangible amortization expense of $245,000. Professional fees increased due to higher audit fees and consulting fees. OREO expense increased due to higher carrying costs. Advertising expense declined due to improved cost controls over advertising for our free checking account products and a lower level of promotional activity. FDIC insurance fees declined due to a lower premium rate reflective of the revised rate structure implemented in mid-2011. The reduction in intangible amortization expense reflects the full amortization of certain core deposit intangibles from past acquisitions.

Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 90.88% for the second quarter of 2012 compared to 91.73% for the first quarter of 2012 and 81.41% for the second quarter of 2011. For the first six months of 2012, this ratio was 91.31% compared to 82.37% for the comparable period of 2011. Lower noninterest expense drove the decrease in this ratio compared to the first quarter of 2012. The increase in this ratio over both prior periods in 2011 reflects a declining level of net interest income contribution to operating revenues as well as higher noninterest expense. The increase when compared to the first six months of 2011 also reflects the gain on sale of Visa stock realized in 2011. During 2012, we have continued to realize an elevated level of costs related to the management and resolution of nonperforming assets. We continue to review and evaluate opportunities to optimize our operations and reduce operating costs as well as better manage our discretionary expenses.

Income Taxes

We realized an income tax benefit of $1.3 million in the second quarter of 2012 compared to a benefit of $1.0 million for the first quarter of 2012 and income tax expense of $1.0 million for the second quarter of 2011. For the first six months of 2012, we realized an income tax benefit of $2.3 million compared to income tax expense of $1.6 million for the same period in 2011. A lower level of book taxable income drove the variance compared to all prior periods.

FINANCIAL CONDITION

Average assets totaled approximately $2.624 billion for the second quarter of 2012, a decrease of $12.5 million, or 0.5%, from the first quarter of 2012, and an increase of $114.5 million, or 4.6%, from the fourth quarter of 2011. Average earning assets were $2.263 billion for the second quarter of 2012, a decrease of $5.5 million, or 0.2%, from the first quarter of 2012, and an increase of $116.4 million, or 5.4%, over the fourth quarter of 2011. We discuss these variances in more detail below.

Investment Securities

In the second quarter of 2012, our average investment portfolio decreased $18.1 million, or 6.1%, from the first quarter of 2012 and decreased $27.2 million, or 8.8%, from the fourth quarter of 2011. As a percentage of average earning assets, the investment portfolio represented 12.4% in the second quarter of 2012, compared to 13.2% in the prior quarter and 14.3% in the fourth quarter of 2011. The decrease in the average balance of the investment portfolio compared to the prior periods was primarily attributable to declines in U.S. Treasury and mortgage-backed securities, partially offset by increases to municipal bonds and U.S. Agencies. Deposits which require collateralization declined during the comparable periods which allowed for maturing U.S. Treasuries not to be replaced. When appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the remainder of 2012.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of June 30, 2012, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. It is neither 36 management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.

At June 30, 2012, the investment portfolio maintained a net pre-tax unrealized gain of $1.0 million compared to $1.3 million and $1.7 million at March 31, 2012 and December 31, 2011, respectively. The decrease in the unrealized gains for both periods resulted from declines in U.S. Treasuries, and to a lesser degree, mortgage backed securities. Yields increased slightly on the short-end of the Treasury curve during both periods, resulting in lower prices.

At quarter end, there were 102 positions with unrealized losses totaling approximately $0.2 million. The positions consisted of Ginnie Mae mortgage-backed securities (GNMA MBS), Small Business Administration (“SBA”) securities, a Federal Farm Credit Bank bond (FFCB), and municipal bonds. Both the GNMA and SBA securities carry the full faith and credit guarantee of the U.S. Government and float to the prime rate. The FFCB bond remains “AAA” rated by Moody’s, and the municipal bonds carry a minimum rating of “AA-”. All positions with unrealized losses are not considered impaired, and are expected to mature at par. We also maintain a $0.6 million unrealized loss on a preferred stock investment that maintained a zero book value as of June 30, 2012, March 31, 2012, and December 31, 2011. No additional impairment has been recorded in 2012, but we continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends.

The average maturity of the total portfolio at June 30, 2012 was 1.53 years compared to 1.41 years and 1.39 years for the March 31, 2012 and December 31, 2011 periods, respectively. The average life of the total portfolio in the second quarter of 2012 extended slightly compared to both periods as Government agency positions with an average life of 2.70 years were added during the quarter.

Loans

Average loans declined (a portion of which is attributable to problem loan resolution) by $25.7 million, or 1.6%, from the first quarter of 2012 and $75.9 million, or 4.6%, from the fourth quarter of 2011. Loan balances continued to decline throughout the portfolio, as all loan categories have experienced declines with the reduction primarily in the commercial real estate and residential categories. Our core loan portfolio continues to be impacted by monthly amortization and payoffs that have outpaced our new loan production. New loan production continues to be impacted by weak loan demand attributable to the trend toward consumers and businesses deleveraging, the lack of consumer confidence, and a persistently sluggish economy.

Several new lending programs were introduced during the first half of 2012 to mitigate the impact that consumer and business deleveraging is having on our portfolio. These programs primarily used in our business and commercial real estate lending areas have had a positive impact, as the rate of decline has slowed during the quarter.

The resolution of problem loans (which has the effect of lowering the loan portfolio as loans are either charged off or transferred to other real estate “OREO”) also contributed to the overall decline. During the second quarter of 2012, loan charge-offs and loans transferred to OREO accounted for $15.9 million, or 70%, of the net reduction in total loans of $22.6 million from the first quarter of 2012. Compared to the fourth quarter of 2011, loan resolution accounted for $25.3 million, or 35%, of the net reduction in loans of $72.4 million. The problem loan resolutions and reductions in portfolio balances previously noted are based on “as of” balances, not averages.

Efforts to stimulate new loan growth remain ongoing and while we strive to identify opportunities to increase loans outstanding and enhance our loan portfolio’s overall contribution to earnings, we will only do so by adhering to sound lending principles applied in a prudent and consistent manner. Thus, we will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $132.8 million at the end of the second quarter of 2012 compared to $136.8 million at the end of the first quarter of 2012 and $137.6 million at the end of the fourth quarter of 2011. Nonaccrual loans totaled $74.8 million, a decrease of $3.9 million from the first quarter of 2012 and $0.3 million from the fourth quarter of 2011, reflective of loan charge-offs and the migration of loans to OREO, which outpaced gross additions. Gross additions declined for the second straight quarter and represented the lowest quarterly amount thus far in this cycle. The balance of OREO totaled $58.1 million at the end of the second quarter, comparable to the prior quarter and a $4.5 million decrease from the fourth quarter of 2011. We continue to experience progress in our efforts to dispose of OREO by selling properties totaling $13.1 million during the first half of the year. Nonperforming assets represented 5.02% of total assets at June 30, 2012 compared to 5.14% at March 31, 2012 and 5.21% at December 31, 2011.

(Dollars in Thousands)	June 30, 2012	March 31, 2012	December 31, 2011

Nonaccruing Loans:
Commercial, Financial and Agricultural	$815	$808	$755
Real Estate - Construction	6,382	943	334
Real Estate - Commercial Mortgage	39,701	46,886	42,820
Real Estate - Residential	22,805	25,445	25,671
Real Estate - Home Equity	4,192	4,098	4,283
Consumer	875	546	1,160
Total Nonperforming Loans (“NPLs”)(1)	$74,770	$78,726	$75,023
Other Real Estate Owned	58,059	58,100	62,600
Total Nonperforming Assets (“NPAs”)	$132,829	$136,826	$137,623

Past Due Loans 30 – 89 Days	$16,695	$9,193	$19,425
Past Due Loans 90 Days or More (accruing)	—	25	224
Performing TDR’s	38,734	37,373	37,675
Nonperforming TDR’s(1)	13,570	12,774	12,976

Nonperforming Loans/Loans	4.80%	4.99%	4.61%
Nonperforming Assets/Total Assets	5.02	5.14	5.21
Nonperforming Assets/Loans Plus OREO	8.23	8.36	8.14
Nonperforming Assets/Capital(2)	47.62	48.52	48.63
Allowance/Nonperforming Loans	40.03%	39.65%	41.37%

(1)	Nonperforming TDR’s are included in the Nonaccrual/NPL totals

(2)	For computation of this percentage, “Capital” refers to shareowners’ equity plus the allowance for loan losses.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2012	2011	2012	2011
NPA Beginning Balance:	$136,826	$129,318	$137,623	$123,637
Change in Nonaccrual Loans:
Beginning Balance	78,726	73,954	75,023	65,700
Additions	13,270	14,020	32,954	45,113
Charge-Offs	(7,258)	(6,436)	(11,981)	(12,602)
Transferred to OREO	(5,023)	(12,908)	(8,748)	(21,821)
Paid Off/Payments	(2,880)	(3,015)	(5,929)	(4,900)
Restored to Accrual	(2,065)	(4,539)	(6,549)	(10,414)
Ending Balance	74,770	61,076	74,770	61,076

Change in OREO:
Beginning Balance	58,100	55,364	62,600	57,937
Additions	7,132	13,848	11,209	22,926
Valuation Write-downs	(1,554)	(946)	(2,240)	(2,124)
Sales	(5,190)	(7,154)	(13,080)	(17,626)
Other	(429)	(96)	(430)	(97)
Ending Balance	58,059	61,016	58,059	61,016

NPA Net Change	(3,997)	(7,226)	(4,794)	(1,545)
NPA Ending Balance	$132,829	$122,092	$132,829	$122,092

Allowance for Loan Losses

We maintain an allowance for loan losses at a level sufficient to provide for the estimated loan losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management’s judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the loan portfolio’s overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $29.9 million at June 30, 2012 compared to $31.2 million at March 31, 2012 and $31.0 million at December 31, 2011. The allowance for loan losses was 1.93% of outstanding loans and provided coverage of 40% of nonperforming loans at June 30, 2012 compared to 1.98% and 40%, respectively, at March 31, 2012 and 1.91% and 41%, respectively, at December 31, 2011. Compared to both prior periods, the allowance balance declined as net charge-offs slightly outpaced the loan loss provision reflecting lower loss content for newly identified impaired loans. It is management’s opinion that the allowance at June 30, 2012 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.136 billion for the second quarter of 2012, a decrease of $25.7 million, or 1.2%, from the first quarter of 2012 and an increase of $102.7 million, or 5.1%, over the fourth quarter of 2011. The decrease in deposits when compared to the first quarter of 2012 resulted from lower public funds, certificates of deposit and noninterest bearing accounts partially offset by growth in regular savings and money market accounts. Compared to the fourth quarter of 2011, the increase was driven primarily by higher public fund balances, savings and noninterest bearing deposits. This was partially offset by a reduction of certificates of deposit. Although public funds are seasonal in nature they continue to represent a larger component of our deposit mix.

Our mix of deposits continues to change as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts. Prudent pricing discipline will continue to be the key to managing our mix of deposits. Therefore, we do not attempt to compete with higher rate paying competitors for deposits.

During the second half of 2012, we may realize some attrition in noninterest bearing deposit balances due to the unlimited government guarantee on noninterest bearing accounts, which if not extended, is set to expire at year-end 2012. Our average noninterest bearing deposits are approximately 27.9% of our total deposits.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
June 30, 2012	0.3%	2.1%	2.2%	-0.8%
March 31, 2012	0.1%	1.7%	2.1%	-0.6%

The net interest income at risk position improved for the second quarter of 2012, when compared to the first quarter of 2012, for all rising rate scenarios. Our largest exposure in the rising rate scenarios is at the up 300 bp level, with a measure of 0.3%, which is still within our policy limit of +/-10.0%. This is an improvement over the prior quarter reflecting higher levels of repricing assets, primarily overnight funds, coupled with a lower level of interest bearing non-maturity deposit account balances. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
June 30, 2012	5.0%	7.9%	7.0%	-4.4%
March 31, 2012	3.9%	7.6%	7.1%	-4.7%

Our risk profile, as measured by EVE, improved for the second quarter of 2012 when compared to the first quarter of 2012 with the exception of the up 100 bp scenario, which reported a slight decline. In the rising rate scenarios, our largest exposure is at the up 300 bp scenario, with a measure of 5.0%, which is still within our policy limit of +/-12.5%. The variances from the prior quarter were attributable to changes in both Treasury and FHLB curves, reflecting declines in the market value of loans, offset by increases in the market values of deposits and FHLB borrowings. All measures of economic value of equity are within our prescribed policy limits.

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

As of June 30, 2012, we have the ability to generate $630.4 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.53 years and as of quarter-end had a net unrealized pre-tax gain of $1.0 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $411.4 million during the second quarter of 2012 compared to $373.0 million in the first quarter of 2012 and $191.8 million in the fourth quarter of 2011. The higher overnight funds balance was primarily a result of the shift in earning asset mix, partially offset by the net decline in the deposit and borrowings portfolios. The shift in the mix of earning assets continued as the loan and investment portfolio declined when compared to the first quarter of 2012. Higher public fund balances were also a significant contributor to the increase when compared to the fourth quarter of 2011.

Capital expenditures are expected to approximate $3.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases. We believe that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2012, advances from the FHLB consisted of $45.8 million in outstanding debt consisting of 47 notes. During the first six months of 2012, the Bank made FHLB advance payments totaling approximately $1.6 million, paid off two advances totaling approximately $0.2 million and obtained two new FHLB advances totaling $3.2 million. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

In accordance with a regulatory agreement (discussed in further detail in our 2011 Form 10-K “Holding Company Resolution”), CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.

Capital

Equity capital was $249.0 million as of June 30, 2012, compared to $250.8 million as of March 31, 2012 and $251.9 million as of December 31, 2011. For the same periods, our leverage ratio was 9.60%, 9.71%, and 10.26%, respectively, and our tangible capital ratio was 6.40%, 6.42%, and 6.51%, respectively. Our risk-adjusted capital ratio of 15.54% at June 30, 2012, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first six months of 2012, shareowners’ equity decreased by approximately $2.9 million, or 2.3%, on an annualized basis. During this same period, shareowners’ equity was negatively impacted by a net loss of $2.9 million and a $0.4 million decline in the net unrealized gain on securities. Shareowners’ equity was positively impacted by the issuance of stock totaling $0.3 million and stock compensation of $0.1 million.

At June 30, 2012, our common stock had a book value of $14.48 per diluted share compared to $14.60 at March 31, 2012 and $14.68 at December 31, 2011. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At June 30, 2012, the net unrealized gain on investment securities available for sale was $0.6 million and the amount of our unfunded pension liability was $24.6 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank. Florida law and Federal regulations limit the amount of dividends that the Bank can pay annually to us. Pursuant to a regulatory agreement (discussed in further detail within our 2011 Form 10-K “Federal Reserve Resolutions”), without prior approval, CCBG is prohibited from paying dividends to shareowners and CCB is prohibited from paying dividends to CCBG.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2012, we had $296.6 million in commitments to extend credit and $13.0 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Because the book value of our equity exceeded our market capitalization as of June 30, 2012, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed. Based on this assessment, we performed an interim impairment test which consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess. A more detailed discussion of the methodology and key assumptions utilized in this step process is included in Part II, Item 7, Critical Accounting Policies section of our 2011 Form 10-K.

The Step One test we performed indicated that the carrying amount (including goodwill) of our reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount by approximately 7%, therefore, we concluded that goodwill was not impaired as of June 30, 2012. Future circumstances and/or conditions may result in an impairment of our goodwill, which could have a material adverse affect on our results of operations in a future period. Such circumstances and/or conditions could include, but are not limited to, further decline in our stock price, revision to our internal financial forecasts, adverse changes in the fair value of our assets and liabilities, and/or market information indicating a decline in the fair value of comparable financial institutions used to estimate the fair value of the Company. We will continue to evaluate goodwill as defined by ASC Topic 350.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
	Average		Average	Average		Average	Average		Average	Average		Average
(Taxable Equivalent Basis - Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate

Assets:
Loans, Net of Unearned Interest(1)(2)	$1,570,827	$21,456	5.49%	$1,704,348	$24,465	5.76%	$1,583,654	$43,577	5.53%	$1,717,267	$48,566	5.76%
Taxable Investment Securities(2)	216,952	730	1.35	244,487	825	1.35	229,716	1,524	1.35	237,857	1,676	1.41
Tax-Exempt Investment Securities	63,715	161	1.01	60,963	297	1.95	60,014	323	1.08	67,558	634	1.88
Funds Sold	411,353	244	0.24	249,133	145	0.23	392,193	469	0.24	246,030	316	0.23
Total Earning Assets	2,262,847	22,591	4.01%	2,258,931	25,732	4.57%	2,265,577	45,893	4.07%	2,268,712	51,192	4.55%
Cash & Due From Banks	47,711			47,465			48,569			49,194
Allowance For Loan Losses	(31,599)			(32,993)			(31,491)			(33,903)
Other Assets	345,458			344,884			348,007			346,581
TOTAL ASSETS	$2,624,417			$2,618,287			$2,630,662			$2,630,584

Liabilities:
NOW Accounts	$809,172	$167	0.08%	$782,698	$259	0.13%	$816,289	$359	0.09%	$784,806	$520	0.13%
Money Market Accounts	280,371	63	0.09	284,411	136	0.19	278,964	137	0.10	281,503	267	0.19
Savings Accounts	174,923	21	0.05	152,599	16	0.04	170,263	42	0.05	148,633	34	0.05
Other Time Deposits	274,497	305	0.45	338,723	672	0.80	279,314	661	0.48	349,589	1,520	0.88
Total Interest Bearing Deposits	1,538,963	556	0.15	1,558,431	1,083	0.28	1,544,830	1,199	0.16	1,564,531	2,341	0.30
Short-Term Borrowings	57,983	48	0.33	76,754	110	0.58	51,814	56	0.22	81,982	221	0.54
Subordinated Note Payable	62,887	372	2.34	62,887	343	2.16	62,887	754	2.37	62,887	683	2.16
Other Long-Term Borrowings	40,617	396	3.92	49,650	492	3.97	42,451	832	3.94	49,995	986	3.98
Total Interest Bearing Liabilities	1,700,450	1,372	0.32%	1,747,722	2,028	0.47%	1,701,982	2,841	0.34%	1,759,395	4,231	0.48%
Noninterest Bearing Deposits	596,690			548,870			603,691			551,759
Other Liabilities	74,633			59,324			71,444			57,440
TOTAL LIABILITIES	2,371,773			2,355,916			2,377,117			2,368,594

TOTAL SHAREOWNERS’ EQUITY	252,644			262,371			253,545			261,990

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,624,417			$2,618,287			$2,630,662			$2,630,584

Interest Rate Spread			3.69%			4.10%			3.73%			4.07%
Net Interest Income		$21,219			$23,704			$43,052			$46,961
Net Interest Margin(3)			3.77%			4.21%			3.82%			4.17%

(1)

Average balances include nonaccrual loans. Interest income for the periods in this table was $393,000 and $795,000, for the three and six months ended June 30, 2012 versus $392,000 and $758,000 for the comparable periods ended June 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

We are party to lawsuits arising out of the normal course of business. In management’s opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

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

Date: August 9, 2012

Exhibit Index

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