Form 10-Q
period 2012-09-30
CAPITAL CITY BANK GROUP INC
filed 2012-11-09
CIK 726601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

At October 31, 2012, 17,228,761 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
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

PART I.     FINANCIAL INFORMATION
Item 1.       CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except Share Data)	Unaudited September 30, 2012	December 31, 2011
ASSETS
Cash and Due From Banks	$53,076	$54,953
Federal Funds Sold and Interest Bearing Deposits	314,318	330,361
Total Cash and Cash Equivalents	367,394	385,314

Investment Securities, Available-for-Sale	288,166	307,149

Loans Held For Sale	16,527	21,225

Loans, Net of Unearned Income	1,516,768	1,607,458
Allowance for Loan Losses	(30,222)	(31,035)
Loans, Net	1,486,546	1,576,423

Premises and Equipment, Net	109,003	110,991
Goodwill	84,811	84,811
Other Intangible Assets	350	673
Other Real Estate Owned	53,172	62,600
Other Assets	87,815	92,126
Total Assets	$2,493,784	$2,641,312

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$596,660	$618,317
Interest Bearing Deposits	1,423,934	1,554,202
Total Deposits	2,020,594	2,172,519

Short-Term Borrowings	42,388	43,372
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	38,126	44,606
Other Liabilities	79,427	65,986
Total Liabilities	2,243,422	2,389,370

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares outstanding	—	—
Common Stock, $.01 par value, 90,000,000 shares authorized; 17,223,157 and 17,160,274 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	172	172
Additional Paid-In Capital	38,493	37,838
Retained Earnings	235,694	237,461
Accumulated Other Comprehensive Loss, Net of Tax	(23,997)	(23,529)
Total Shareowners’ Equity	250,362	251,942
Total Liabilities and Shareowners’ Equity	$2,493,784	$2,641,312

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2012	2011	2012	2011
INTEREST INCOME
Interest and Fees on Loans	$21,274	$23,777	$64,638	$72,029
Taxable Securities	692	828	2,216	2,504
Tax Exempt Securities	106	150	316	562
Federal Funds Sold	254	136	723	452
Total Interest Income	22,326	24,891	67,893	75,547

INTEREST EXPENSE
Deposits	480	907	1,679	3,248
Short-Term Borrowings	71	78	127	299
Subordinated Notes Payable	372	339	1,126	1,022
Other Long-Term Borrowings	372	467	1,204	1,453
Total Interest Expense	1,295	1,791	4,136	6,022

NET INTEREST INCOME	21,031	23,100	63,757	69,525
Provision for Loan Losses	2,864	3,718	13,400	11,396
Net Interest Income After Provision For Loan Losses	18,167	19,382	50,357	58,129

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,406	6,629	19,028	18,921
Data Processing	687	749	2,042	2,487
Asset Management Fees	1,020	1,080	3,055	3,240
Retail Brokerage Fees	666	807	2,308	2,475
Mortgage Banking Fees	978	645	2,690	1,830
Bank Card Fees	2,616	2,590	8,171	7,644
Other	1,202	1,693	3,773	8,378
Total Noninterest Income	13,575	14,193	41,067	44,975

NONINTEREST EXPENSE
Salaries and Associate Benefits	15,510	15,805	48,470	48,382
Occupancy, Net	2,332	2,495	6,874	7,338
Furniture and Equipment	2,245	2,118	6,691	6,461
Intangible Amortization	108	108	323	568
Other Real Estate	2,616	2,542	9,589	9,252
Other	7,390	7,579	23,144	23,144
Total Noninterest Expense	30,201	30,647	95,091	95,145

INCOME (LOSS) BEFORE INCOME TAXES	1,541	2,928	(3,667)	7,959
Income Tax Expense (Benefit)	420	951	(1,900)	2,527

NET INCOME (LOSS)	$1,121	$1,977	$(1,767)	$5,432

Other Comprehensive Income:
Change in Net Unrealized Gain On Available-For-Sale Securities (net of tax)	(14)	$(230)	$(468)	$461
Total Comprehensive Income (Loss)	$1,107	$1,747	$(2,235)	$5,893

BASIC NET INCOME (LOSS) PER SHARE	$0.07	$0.12	$(0.10)	$0.32
DILUTED NET INCOME (LOSS) PER SHARE	$0.07	$0.12	$(0.10)	$0.32

Average Basic Shares Outstanding	17,215	17,152	17,196	17,134
Average Diluted Shares Outstanding	17,228	17,167	17,196	17,143

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY
(Unaudited)

(Dollars in Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2012	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942
Comprehensive Income:
Net Loss		—	—	(1,767)	—	(1,767)
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax benefit of $286)		—	—	—	(468)	(468)
Total Comprehensive Loss		—	—	—	—	(2,235)
Stock Performance Plan Compensation		—	131	—	—	131
Issuance of Common Stock	62,883	—	524	—	—	524
Balance, September 30, 2012	17,223,157	$172	$38,493	$235,694	$(23,997)	$250,362

(Dollars in Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total

Balance, January 1, 2011	17,100,081	$171	$36,920	$237,679	$(15,751)	$259,019
Comprehensive Income:
Net Income		—	—	5,432	—	5,432
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax expense of $287)		—	—	—	461	461
Total Comprehensive Income		—	—	—	—	5,893
Cash Dividends ($0.30 per share)		—	—	(5,142)	—	(5,142)
Stock Performance Plan Compensation		—	430	—	—	430
Issuance of Common Stock	56,490	1	724	—	—	725
Balance, September 30, 2011	17,156,571	$172	$38,074	$237,969	$(15,290)	$260,925

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(1,767)	$5,432
Adjustments to Reconcile Net (Loss) Income to Cash Provided by Operating Activities:
Provision for Loan Losses	13,400	11,396
Depreciation	5,087	5,127
Amortization of Premiums, Discounts, and Fees (net)	2,441	2,789
Amortization of Intangible Assets	323	568
Net Decrease (Increase) in Loans Held-for-Sale	4,698	(3,889)
Stock-Based Compensation	131	430
Deferred Income Taxes	(920)	(586)
Loss on Sales and Write-Downs of Other Real Estate Owned	5,504	4,368
Net Decrease in Other Assets	5,516	8,520
Net Increase in Other Liabilities	13,441	10,322
Net Cash Provided By Operating Activities	47,854	44,477

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(105,774)	(60,672)
Sales	805	—
Payments, Maturities, and Calls	120,614	62,257
Net Decrease in Loans	62,582	56,467
Proceeds From Sales of Other Real Estate Owned	17,963	23,660
Purchases of Premises and Equipment	(3,099)	(1,242)
Net Cash Provided By Investing Activities	93,091	80,470

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(151,925)	(60,178)
Net Decrease in Short-Term Borrowings	(8,168)	(45,419)
Increase in Other Long-Term Borrowings	3,070	789
Repayment of Other Long-Term Borrowings	(2,366)	(5,501)
Dividends Paid	—	(5,142)
Issuance of Common Stock	524	725
Net Cash Used In Financing Activities	(158,865)	(114,726)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,920)	10,221

Cash and Cash Equivalents at Beginning of Period	385,314	236,193
Cash and Cash Equivalents at End of Period	$367,394	$246,414

Supplemental Disclosure:
Loans Transferred to Other Real Estate Owned	$14,039	$31,287
Transfer of Current Portion of Long-Term Borrowings	$7,184	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	September 30, 2012
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$108,028	$690	$—	$108,718
U.S. Government Agency	41,664	153	15	41,802
States and Political Subdivisions	70,438	165	42	70,561
Mortgage-Backed Securities	55,644	677	69	56,252
Other Securities(1)	11,433	—	600	10,833
Total Investment Securities	$287,207	$1,685	$726	$288,166

	December 31, 2011
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$168,001	$1,463	$—	$169,464
U.S. Government Agency	14,758	27	48	14,737
States and Political Subdivisions	58,946	186	38	59,094
Mortgage-Backed Securities	51,775	809	87	52,497
Other Securities(1)	11,957	—	600	11,357
Total Investment Securities	$305,437	$2,485	$773	$307,149

(1)

Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.0 million and $4.8 million, respectively, at September 30, 2012 and $6.5 million and $4.8 million, respectively, at December 31, 2011.

Securities with an amortized cost of $136.3 million and $102.1 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of September 30, 2012, the Company’s investment securities had the following maturity distribution based on contractual maturities:

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$99,462	$99,800
Due after one through five years	175,495	176,636
Due after five through ten years	817	897
Due over ten years	—	—
No Maturity	11,433	10,833
Total Investment Securities	$287,207	$288,166

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position.

	September 30, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Agency	7,273	14	1,228	1	8,501	15
States and Political Subdivisions	17,022	36	4,051	6	21,073	42
Mortgage-Backed Securities	4,111	22	6,347	47	10,458	69
Other Securities	—	—	600	600	600	600
Total Investment Securities	$28,406	$72	$12,226	$654	$40,632	$726

	December 31, 2011
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Treasury	$9,698	$48	$—	$—	$9,698	$48
U.S. Government Agency	—	—	—	—	—	—
States and Political Subdivisions	14,597	38	—	—	14,597	38
Mortgage-Backed Securities	11,612	87	37	—	11,649	87
Other Securities	—	—	600	600	600	600
Total Investment Securities	$35,907	$173	$637	$600	$36,544	$773

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

At September 30, 2012, the Company had securities of $288.2 million with net pre-tax unrealized gains of $1.0 million on these securities, of which $40.6 million have unrealized losses totaling $0.7 million. Approximately $28.4 million of these securities, with an unrealized loss of $0.1 million, have been in a loss position for less than 12 months. Approximately $11.6 million of these securities, with an unrealized loss of approximately $54,000 have been in a loss position for greater than 12 months. These securities are primarily in a loss position because they were acquired when the general level of interest rates was lower than that on September 30, 2012. The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012. One preferred bank stock issue for $0.6 million has also been in a loss position for greater than 12 months. The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2012	December 31, 2011
Commercial, Financial and Agricultural	$135,939	$130,879
Real Estate - Construction	39,537	18,892
Real Estate - Commercial Mortgage	609,671	639,140
Real Estate - Residential(1)	335,149	385,621
Real Estate - Home Equity	239,446	244,263
Consumer	157,026	188,663
Loans, Net of Unearned Income(2)	$1,516,768	$1,607,458

(1)	Includes loans in process with outstanding balances of $8.1 million and $12.5 million for September 30, 2012 and December 31, 2011, respectively.

(2)	Loans held for sale are presented separately on the balance sheet and not included in the table above.

Net deferred fees included in loans were $1.6 million at September 30, 2012 and December 31, 2011, respectively.

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans:

(Dollars in Thousands)	30-59 DPD	60-89 DPD	Over 90 DPD	Total Past Due	Total Current	Total Loans
September 30, 2012
Commercial, Financial and Agricultural	$339	$120	$—	$459	$133,961	$135,939
Real Estate - Construction	155	—	—	155	37,569	43,278
Real Estate - Commercial Mortgage	3,390	295	—	3,685	565,674	609,671
Real Estate - Residential	3,408	1,447	—	4,855	314,681	341,044
Real Estate - Home Equity	1,370	346	—	1,716	233,170	239,446
Consumer	1,768	285	—	2,053	161,242	163,917
Total Past Due Loans	$10,430	$2,493	$—	$12,923	$1,446,297	$1,533,295

December 31, 2011
Commercial, Financial and Agricultural	$307	$49	$46	$402	$129,722	$130,879
Real Estate - Construction	—	—	—	—	26,034	26,367
Real Estate - Commercial Mortgage	3,070	646	—	3,716	592,604	639,140
Real Estate - Residential	7,983	3,031	58	11,072	350,133	386,877
Real Estate - Home Equity	1,139	500	95	1,734	238,246	244,263
Consumer	2,355	345	25	2,725	197,272	201,157
Total Past Due Loans	$14,854	$4,571	$224	$19,649	$1,534,011	$1,628,683

Nonaccrual Loans. Loans are generally placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans:

	September 30, 2012		December 31, 2011
(Dollars in Thousands)	Nonaccrual	Over 90 Days	Nonaccrual	Over 90 Days
Commercial, Financial and Agricultural	$1,521	$—	$755	$46
Real Estate - Construction	5,554	—	334	—
Real Estate - Commercial Mortgage	40,312	—	42,820	—
Real Estate - Residential	21,508	—	25,671	58
Real Estate - Home Equity	4,559	—	4,283	95
Consumer	621	—	1,160	25
Total Nonaccrual Loans	$74,075	$—	$75,023	$224

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

The following table presents loans individually evaluated for impairment by class of loans:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
September 30, 2012
Commercial, Financial and Agricultural	$2,379	$910	$1,469	$453
Real Estate - Construction	5,716	797	4,919	701
Real Estate - Commercial Mortgage	73,859	28,956	44,903	5,566
Real Estate - Residential	28,429	3,905	24,524	3,604
Real Estate - Home Equity	3,380	753	2,627	858
Consumer	112	14	98	17
Total	$113,875	$35,335	$78,540	$11,199

December 31, 2011
Commercial, Financial and Agricultural	$1,653	$671	$982	$311
Real Estate - Construction	511	—	511	68
Real Estate - Commercial Mortgage	65,624	19,987	45,637	5,828
Real Estate - Residential	36,324	6,897	29,427	4,702
Real Estate - Home Equity	3,527	645	2,882	239
Consumer	143	90	53	26
Total	$107,782	$28,290	$79,492	$11,174

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$1,969	48	$1,582	5	$2,016	90	$1,520	52
Real Estate - Construction	6,138	21	2,000	106	3,114	91	2,197	116
Real Estate - Commercial Mortgage	68,202	1,051	43,721	805	69,741	2,221	45,733	1,436
Real Estate - Residential	28,850	332	27,946	215	32,377	828	29,209	650
Real Estate - Home Equity	3,474	71	2,053	67	3,453	133	2,482	102
Consumer	91	9	39	21	128	33	72	41
Total	$108,724	1,532	$77,341	1,219	$110,829	3,396	$81,213	2,397

Troubled Debt Restructurings (“TDRs”). TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. In these instances, as part of a work-out alternative, the Company will defer cash payments required as part of the loan agreement through either a principal moratorium or extension of the loan term. The impact of the TDR modifications and defaults are factored into the allowance for loan losses on a loan-by-loan basis as all TDRs are, by definition, impaired loans. Thus, specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying collateral value, if the loan is deemed to be collateral dependent. In the limited circumstances that a loan is removed from TDR classification it is the Company’s policy to also remove it from the impaired loan category, but to continue to individually evaluate loan impairment based on the contractual terms specified by the loan agreement.

The following table presents loans classified as TDRs:

	September 30, 2012		December 31, 2011
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,044	$—	$694	$—
Real Estate - Construction	163	713	178	—
Real Estate - Commercial Mortgage	29,407	9,815	20,062	12,029
Real Estate - Residential	13,228	2,660	15,553	947
Real Estate - Home Equity	1,482	—	1,161	—
Consumer	649	—	27	—
Total TDRs	$45,973	$13,188	$37,675	$12,976

Loans classified as TDRs during the three and nine months ended September 30, 2012 and 2011 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012			2012
(Dollars in Thousands)	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment
Commercial, Financial and Agricultural	1	$215	$215	5	$871	$875
Real Estate - Construction	2	162	162	6	969	976
Real Estate - Commercial Mortgage	18	5,255	5,360	45	13,799	14,104
Real Estate - Residential	34	2,950	2,860	54	5,445	5,418
Real Estate - Home Equity	16	611	610	16	611	610
Consumer	57	568	591	59	586	635
Total TDRs	128	$9,761	$9,798	185	$22,281	$22,618

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011			2011
(Dollars in Thousands)	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment	Number of Contracts	Pre- Modified Recorded Investment	Post- Modified Recorded Investment
Commercial, Financial and Agricultural	3	$338	$318	7	$568	$547
Real Estate - Construction	2	1,176	1,175	3	1,352	1,330
Real Estate - Commercial Mortgage	16	5,093	5,347	39	13,658	13,768
Real Estate - Residential	22	5,355	5,325	70	10,540	10,824
Real Estate - Home Equity	5	462	472	9	639	660
Consumer	—	—	—	2	24	23
Total TDRs	48	$12,424	$12,637	130	$26,781	$27,152

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and nine months ended September 30, 2012 and 2011 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012		2012
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	2	282	4	1,721
Real Estate - Residential	4	751	7	1,710
Real Estate - Home Equity	—	—	—	—
Consumer	—	—	—	—
Total TDRs	6	$1,033	11	$3,431

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011		2011
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	2	$161
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	3	851	7	2,323
Real Estate - Residential	6	988	9	1,967
Real Estate - Home Equity	—	—	—	—
Consumer	—	—	—	—
Total TDRs	9	$1,839	18	$4,451

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

Real Estate Construction – Loans in this category consist of short-term construction loans, revolving and non-revolving credit lines and construction/permanent loans made to individuals and investors to finance the acquisition, development, construction or rehabilitation of real property. These loans are primarily made based on identified cash flows of the borrower or project and generally secured by the property being financed, including 1-4 family residential properties and commercial properties that are either owner-occupied or investment in nature. These properties may include either vacant or improved property. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy guidelines.

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

The following table presents the risk category of loans by segment:

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
September 30, 2012
Special Mention	$5,363	$48,974	$38	$54,375
Substandard	11,026	199,854	1,218	212,098
Doubtful	160	1,879	—	2,039
Total Criticized Loans	$16,549	$250,707	$1,256	$268,512

December 31, 2011
Special Mention	$4,883	$43,787	$79	$48,749
Substandard	9,804	202,734	1,699	214,237
Doubtful	111	7,763	—	7,874
Total Criticized Loans	$14,798	$254,284	$1,778	$270,860

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans. Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class for the three and nine months ended September 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Three Months Ended September 30, 2012
Beginning Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929
Provision for Loan Losses	572	329	1,788	(792)	1,130	(130)	(33)	2,864
Charge-Offs	(331)	(127)	(512)	(981)	(834)	(355)	—	(3,140)
Recoveries	53	9	34	76	15	382	—	569
Net Charge-Offs	(278)	(118)	(478)	(905)	(819)	27	—	(2,571)
Ending Balance	$1,614	$2,914	$9,860	$10,388	$3,141	$1,338	$967	$30,222

Nine Months Ended September 30, 2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	534	2,147	4,548	3,505	2,752	(142)	56	13,400
Charge-Offs	(657)	(402)	(5,562)	(6,843)	(2,152)	(1,635)	—	(17,251)
Recoveries	203	36	214	1,208	149	1,228	—	3,038
Net Charge-Offs	(454)	(366)	(5,348)	(5,635)	(2,003)	(407)	—	(14,213)
Ending Balance	$1,614	$2,914	$9,860	$10,388	$3,141	$1,338	$967	$30,222

Three Months Ended September 30, 2011
Beginning Balance	$1,784	$1,745	$8,561	$13,947	$2,248	$1,795	$1,000	$31,080
Provision for Loan Losses	(17)	(530)	3,187	557	356	165	—	3,718
Charge-Offs	(186)	(75)	(1,031)	(3,287)	(580)	(832)	—	(5,991)
Recoveries	33	—	37	271	108	402	—	851
Net Charge-Offs	(153)	(75)	(994)	(3,016)	(472)	(430)	—	(5,140)
Ending Balance	$1,614	$1,140	$10,754	$11,488	$2,132	$1,530	$1,000	$29,658

Nine Months Ended September 30, 2011
Beginning Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436
Provision for Loan Losses	1,133	(845)	6,215	3,113	1,922	(135)	(7)	11,396
Charge-Offs	(1,208)	(90)	(4,270)	(9,115)	(2,513)	(2,055)	—	(19,251)
Recoveries	145	15	164	444	201	1,108	—	2,077
Net Charge-Offs	(1,063)	(75)	(4,106)	(8,671)	(2,312)	(947)	—	(17,174)
Ending Balance	$1,614	$1,140	$10,754	$11,488	$2,132	$1,530	$1,000	$29,658

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
September 30, 2012
Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$453	$700	$5,566	$3,604	$858	$18	$—	$11,199
Loans Collectively Evaluated for Impairment	1,161	2,214	4,294	6,784	2,283	1,320	967	19,023
Ending Balance	$1,614	$2,914	$9,860	$10,388	$3,141	$1,338	$967	$30,222

September 30, 2011
Period-end amount allocated to:
Loans Individually Evaluated for Impairment	$419	$484	$5,931	$4,062	$103	$—	$—	$10,999
Loans Collectively Evaluated for Impairment	1,195	656	4,823	7,426	2,029	1,530	1,000	18,659
Ending Balance	$1,614	$1,140	$10,754	$11,488	$2,132	$1,530	$1,000	$29,658

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
September 30, 2012
Allowance Allocated to:
Individually Evaluated for Impairment	$2,379	$5,716	$75,707	$28,592	$3,380	$112	$—	$115,886
Collectively Evaluated for Impairment	133,560	37,562	533,964	312,452	236,066	163,805	—	1,417,409
Total	$135,939	$43,278	$609,671	$341,044	$239,446	$163,917	$—	$1,533,295

September 30, 2011
Total Loans:
Individually Evaluated for Impairment	$1,435	$2,690	$44,911	$26,063	$1,756	$—	$—	$76,855
Collectively Evaluated for Impairment	141,076	29,301	599,217	376,343	243,682	191,225	—	1,580,844
Total	$142,511	$31,991	$644,128	$402,406	$245,438	$191,225	$—	$1,657,699

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.2 million and $85.5 million at September 30, 2012 and December 31, 2011, respectively. Intangible assets were as follows:

	September 30, 2012		December 31, 2011
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,097	$47,176	$46,918
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,596	1,867	1,452
Total Intangible Assets	$133,854	$48,693	$133,854	$48,370

Net Core Deposit Intangibles: As of September 30, 2012 and December 31, 2011, the Company had net core deposit intangibles of $0.1 million and $0.3 million, respectively. Amortization expense for the first nine months of 2012 and 2011 was approximately $0.3 million and $0.4 million, respectively. Estimated annual amortization expense for 2012 is $0.2 million. All of our core deposit intangibles will be fully amortized in January 2013.

Goodwill: As of September 30, 2012 and December 31, 2011, the Company had goodwill of $84.8 million.

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

As of September 30, 2012, the book value of the Company’s equity exceeded its market capitalization, and as such the Company performed goodwill impairment testing. The Step one test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step two analysis, the Company concluded that goodwill was not impaired as of September 30, 2012. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other: As of September 30, 2012 and December 31, 2011, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.3 million and $0.4 million, respectively. This intangible asset was recorded as a result of the March 2004 acquisition of trust customer relationships. Amortization expense for the first nine months of 2012 and 2011 was approximately $144,000. Estimated annual amortization expense is approximately $0.2 million based on use of a 10-year useful life.

NOTE 5 - DEPOSITS

The composition of the Company’s interest bearing deposits were as follows:

(Dollars in Thousands)	September 30, 2012	December 31, 2011
NOW Accounts	$703,327	$828,990
Money Market Accounts	285,084	276,910
Savings Deposits	181,523	158,462
Other Time Deposits	254,000	289,840
Total Interest Bearing Deposits	$1,423,934	$1,554,202

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Service Cost	$1,599	$1,507	$4,797	$4,521
Interest Cost	1,397	1,311	4,190	3,932
Expected Return on Plan Assets	(1,698)	(1,639)	(5,095)	(4,917)
Prior Service Cost Amortization	90	116	270	347
Net Loss Amortization	847	555	2,543	1,667
Net Periodic Cost	$2,235	$1,850	$6,705	$5,550

Discount Rate	5.00%	5.55%	5.00%	5.55%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2012	2011	2012	2011
Interest Cost	$35	$37	$105	$111
Prior Service Cost Amortization	47	45	142	134
Net Gain Amortization	(92)	(104)	(277)	(310)
Net Periodic (Benefit)	$(10)	$(22)	$(30)	$(65)

Discount Rate	5.00%	5.55%	5.00%	5.55%

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

	September 30, 2012			December 31, 2011
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$47,292	$261,087	$308,379	$38,432	$257,081	$295,513
Standby Letters of Credit	12,140	—	12,140	10,920	—	10,920
Total	$59,432	$261,087	$320,519	$49,352	$257,081	$306,433

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

In July 2012, Visa and MasterCard International entered into a memorandum of understanding to enter into a settlement agreement to resolve the aforementioned Covered Litigation matter. Visa’s share of the claim is to be paid from the litigation reserve account. Subsequent to the memorandum of understanding, Visa increased the litigation reserve by $150 million and revised the conversion ratio for the Class B shares resulting in a $56,000 payment by the Company under the swap contract. The Company does not expect to make any additional payments to the counterparty other than certain fixed charges included in the liability, which are payable quarterly in the amount of approximately $25,000 until the settlement is finalized. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale. U.S. Treasury securities and certain U.S. Government Agency securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information and the bond’s terms and conditions, among other things.

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

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2012
ASSETS:
Securities available for sale:
U.S. Treasury	$108,718	$—	$—	$108,718
U.S. Government Agency	33,291	8,511	—	41,802
States and Political Subdivisions	—	70,561	—	70,561
Mortgage-Backed Securities	—	56,252	—	56,252
Other Securities	—	10,833	—	10,833
LIABILITIES:
Fair Value Swap	—	—	—	—

December 31, 2011
ASSETS:
Securities available for sale:
U.S. Treasury	$169,464	$—	$—	$169,464
U.S. Government Agency	14,737	—	—	14,737
States and Political Subdivisions	—	59,094	—	59,094
Mortgage-Backed Securities	—	52,497	—	52,497
Other Securities	—	11,357	—	11,357
LIABILITIES:
Fair Value Swap	—	—	572	572

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis (i.e., the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances). An example would be assets exhibiting evidence of impairment). The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Impaired Loans. Loans deemed to be impaired are valued based upon the lower of cost or the fair value of the underlying collateral or discounted cash flow analysis. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. The inputs used in performing discounted cash flow analyses are not observable and therefore is considered a Level 3 input. Impaired loans had a carrying value of $113.9 million with a valuation allowance of $11.0 million at September 30, 2012 and $107.8 million and $11.2 million, respectively, at December 31, 2011.

Loans Held for Sale. Loans held for sale were $16.5 million and $21.2 million as of September 30, 2012 and December 31, 2011, respectively. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first nine months of 2012, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we will obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $14.0 million during the nine months ended September 30, 2012. The Company disposed of $20.1 million in foreclosed assets, recognized subsequent write-downs totaling $3.0 million for properties that were re-valued, and realized miscellaneous adjustments totaling $0.3 million during the nine months ended September 30, 2012. The carrying value of foreclosed assets was $53.2 million at September 30, 2012 and $62.6 million at December 31, 2011.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$53,076	$53,076	$—	$—
Short-Term Investments	314,318	314,318	—	—
Investment Securities	288,166	142,009	146,157	—
Loans Held for Sale	16,527	—	16,527	—
Loans, Net of Allowance for Loan Losses	1,486,546	—	—	1,357,305

LIABILITIES:
Deposits	$2,020,594	$—	$2,021,069	$—
Short-Term Borrowings	42,388	—	41,678	—
Subordinated Notes Payable	62,887	—	62,912	—
Long-Term Borrowings	38,126	—	41,406	—

	December 31, 2011
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$54,953	$54,953	$—	$—
Short-Term Investments	330,361	330,361	—	—
Investment Securities	307,149	184,201	122,948	—
Loans Held for Sale	21,225	—	21,225	—
Loans, Net of Allowance for Loan Losses	1,576,423	—	—	1,464,588

LIABILITIES:
Deposits	$2,172,519	$—	$2,173,331	$—
Short-Term Borrowings	43,372	—	42,021	—
Subordinated Notes Payable	62,887	—	62,858	—
Long-Term Borrowings	44,606	—	47,770	—

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012			2011				2010
(Dollars and Shares in Thousands)	Third	Second	First(1)	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$22,326	$22,437	$23,130	$23,912	$24,891	$25,467	$25,189	$26,831
Interest Expense	1,295	1,372	1,469	1,515	1,791	2,208	2,203	2,473
Net Interest Income	21,031	21,065	21,661	22,397	23,100	23,439	22,986	24,358
Provision for Loan Losses	2,864	5,743	4,793	7,600	3,718	3,545	4,133	3,783
Net Interest Income After Provision for Loan Losses	18,167	15,322	16,868	14,797	19,382	19,894	18,853	20,575
Noninterest Income	13,575	13,906	13,586	13,873	14,193	14,448	16,334	14,735
Noninterest Expense	30,201	32,293	32,597	31,103	30,647	31,167	33,331	33,540
Income (Loss) Before Income Taxes	1,541	(3,065)	(2,143)	(2,433)	2,928	3,175	1,856	1,770
Income Tax Expense (Benefit)	420	(1,339)	(981)	(1,898)	951	1,030	546	(148)
Net Income (Loss)	$1,121	$(1,726)	$(1,162)	$(535)	$1,977	$2,145	$1,310	$1,918
Net Interest Income (FTE)	$21,179	$21,219	$21,833	$22,560	$23,326	$23,704	$23,257	$24,654

Per Common Share:
Net Income (Loss) Basic	$0.07	$(0.10)	$(0.07)	$(0.03)	$0.12	$0.12	$0.08	$0.12
Net Income (Loss) Diluted	0.07	(0.10)	(0.07)	(0.03)	0.12	0.12	0.08	0.12
Dividends Declared	0.00	0.00	0.00	0.00	0.10	0.10	0.10	0.10
Diluted Book Value	14.54	14.48	14.60	14.68	15.20	15.20	15.13	15.15
Market Price:
High	10.96	8.73	9.91	11.11	11.18	13.12	13.80	14.19
Low	7.00	6.35	7.32	9.43	9.81	9.94	11.87	11.56
Close	10.64	7.37	7.45	9.55	10.38	10.26	12.68	12.60

Selected Average Balances:
Loans, Net	$1,541,262	$1,570,827	$1,596,480	$1,646,715	$1,667,720	$1,704,348	$1,730,330	$1,782,916
Earning Assets	2,209,166	2,262,847	2,268,307	2,146,463	2,202,927	2,258,931	2,278,602	2,218,049
Total Assets	2,566,239	2,624,417	2,636,907	2,509,915	2,563,251	2,618,287	2,643,017	2,576,793
Deposits	2,075,482	2,135,653	2,161,388	2,032,975	2,061,913	2,107,301	2,125,379	2,115,867
Shareowners’ Equity	251,746	252,644	254,447	264,276	263,902	262,371	261,603	262,622
Common Equivalent Average Shares:
Basic	17,215	17,192	17,181	17,160	17,152	17,127	17,122	17,095
Diluted	17,228	17,192	17,181	17,161	17,167	17,139	17,130	17,096

Performance Ratios:
Return on Average Assets	0.17%	(0.26)%	(0.18)%	(0.08)%	0.31%	0.33%	0.20%	0.30%
Return on Average Equity	1.77	(2.75)	(1.84)	(0.80)	2.97	3.28	2.03	2.90
Net Interest Margin (FTE)	3.82	3.77	3.87	4.17	4.20	4.21	4.14	4.41
Noninterest Income as % of Operating Revenue	39.31	39.88	38.64	38.34	38.14	38.13	41.54	37.69
Efficiency Ratio	87.68	90.88	91.73	85.08	81.40	81.41	83.30	83.75

Asset Quality:
Allowance for Loan Losses	30,222	29,929	31,217	31,035	29,658	31,080	33,873	35,436
Allowance for Loan Losses to Loans	1.97%	1.93%	1.98%	1.91%	1.79%	1.84%	1.98%	2.01%
Nonperforming Assets (“NPA’s”)	127,247	132,829	136,826	137,623	114,592	122,092	129,318	123,637
NPA’s to Total Assets	5.10	5.02	5.14	5.21	4.54	4.70	4.86	4.72
NPA’s to Loans + OREO	8.02	8.23	8.36	8.14	6.67	6.98	7.31	6.81
Allowance to Non-Performing Loans	40.80	40.03	39.65	41.37	55.54	50.89	45.80	53.94
Net Charge-Offs to Average Loans	0.66	1.80	1.16	1.50	1.22	1.49	1.33	1.35

Capital Ratios:
Tier 1 Capital Ratio	14.43%	14.17%	14.17%	13.96%	14.05%	13.83%	13.46%	13.24%
Total Capital Ratio	15.80	15.54	15.54	15.32	15.41	15.19	14.82	14.59
Leverage Ratio	9.83	9.60	9.71	10.26	10.20	9.95	9.74	10.10
Tangible Capital Ratio	6.86	6.40	6.42	6.51	7.19	6.96	6.73	6.82

(1)	Includes a $2.6 million (net) pre-tax gain from sale of Visa shares – $3.2 million gain less $0.6 million related swap liability.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Reconciliation of operating efficiency ratio to efficiency ratio:

	Three Months Ended			Nine Months Ended
	Sept 30, 2012	June 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Efficiency ratio	87.99%	91.18%	81.68%	90.42%	82.55%
Effect of intangible amortization expense	(0.31)%	(0.30)%	(0.28)%	(0.30)%	(0.48)%
Operating efficiency ratio	87.68%	90.88%	81.40%	90.12%	82.07%

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

BUSINESS OVERVIEW

Our Business

We are a bank holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly-owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 66 full-service offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

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

Results of Operations

▪

Net income of $1.1 million, or $0.07 per diluted share for the third quarter of 2012 compared to a net loss of $1.7 million, or $0.10 per diluted share in the second quarter of 2012, and net income of $2.0 million, or $0.12 per diluted share for the third quarter of 2011. For the first nine months of 2012, we realized a net loss of $1.8 million, or $0.10 per diluted share, compared to net income of $5.4 million, or $0.32 per diluted share, for the comparable period of 2011. Performance in 2011 reflects the sale of our Visa stock which resulted in a net pre-tax gain of $2.6 million.

▪

Tax equivalent net interest income for the third quarter of 2012 was $21.2 million, which is comparable to the second quarter of 2012 and was $23.3 million for the third quarter of 2011. For the nine months of 2012, tax equivalent net interest income totaled $64.2 million compared to $70.3 million in 2011. The reduction from both periods in 2011 was due to a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans

▪

Total credit costs (loan loss provision plus other real estate owned (“OREO”) costs) were $5.5 million, $9.2 million, and $6.3 million for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011, respectively. Total credit costs for the first nine months of 2012 were $23.0 million compared to $20.6 million for the same period of 2011.

▪

Noninterest income for the third quarter of 2012 totaled $13.6 million, a decrease of $0.3 million from the second quarter of 2012 and a decrease of $0.6 million from the third quarter of 2011. The decrease compared to second quarter of 2012 was due to lower wealth management and bank card fees and the decline from the third quarter of 2011 reflects lower deposit fees and gains from the sale of OREO properties. For the first nine months of 2012, noninterest income totaled $41.1 million, a decrease of $3.9 million from the same period of 2011 primarily attributable to a $3.2 million gain from the sale of our Visa stock realized in 2011 and a lower level of gains from the sale of OREO properties.

▪

Noninterest expense for the third quarter of 2012 totaled $30.2 million, a decrease of $2.1 million, or 6.5%, from the second quarter of 2012 and $0.4 million, or 1.5%, from the third quarter of 2011. The decrease from the second quarter of 2012 was primarily attributable to lower compensation expense, advertising expense, and OREO expense. Lower compensation expense and occupancy costs drove the decrease compared to the same period in 2011. For the first nine months of 2012, noninterest expense totaled $95.1 million, a decrease of $0.1 million from the same period of 2011 driven by lower occupancy costs.

Financial Condition

▪

Average earning assets were $2.209 billion for the third quarter of 2012, an increase of $62.7 million, or 2.9%, over the fourth quarter of 2011 reflective of a higher level of overnight funds driven by higher deposit balances, primarily public funds.

▪

Nonperforming assets totaled $127.2 million at September 30, 2012, a decrease of $10.4 million from December 31, 2011 driven by a reduction in our OREO balance, reflecting continued progress in disposing of properties. Nonperforming assets represented 5.10% of total assets at September 30, 2012 compared to 5.21% at December 31, 2011.

▪

As of September 30, 2012, we are well-capitalized with a risk based capital ratio of 15.80% and a tangible common equity ratio of 6.86% compared to 15.32% and 6.51%, respectively, at December 31, 2011.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2012, we realized net income of $1.1 million, or $0.07 per diluted share, compared to a net loss of $1.7 million, or $0.10 per diluted share for the second quarter of 2012, and net income of $2.0 million, or $0.12 per diluted share, for the third quarter of 2011. For the first nine months of 2012, we realized a net loss of $1.8 million, or $0.10 per diluted share, compared to net income of $5.4 million, or $0.32 per diluted share, for the same period in 2011.

Compared to the second quarter of 2012, the increase in earnings reflects a lower loan loss provision of $2.9 million, and a $2.1 million decline in noninterest expense, partially offset by lower operating revenues (net interest income plus noninterest income) of $0.4 million and higher income taxes of $1.8 million.

Compared to the third quarter of 2011, the reduction in earnings was due to lower operating revenues of $2.7 million partially offset by a $0.9 million decrease in the loan loss provision, a $0.4 million reduction in noninterest expense, and lower income taxes of $0.5 million.

The decrease in earnings for the nine month period ended September 30, 2012 is attributable to lower operating revenues of $9.7 million, and a higher loan loss provision of $2.0 million, partially offset by lower noninterest expense of $0.1 million and income taxes of $4.4 million. Earnings in 2011 reflect the sale of our Visa Class B shares of stock which resulted in a net pre-tax gain of $2.6 million ($3.2 million pre-tax gain included in noninterest income and recognition of a $0.6 million swap liability included in noninterest expense).

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2012	June 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Interest Income	$22,326	$22,437	$24,891	$67,893	$75,547
Taxable equivalent Adjustments	148	154	226	474	762
Total Interest Income (FTE)	22,474	22,591	25,117	68,367	76,309
Interest Expense	1,295	1,372	1,791	4,136	6,022
Net Interest Income (FTE)	21,179	21,219	23,326	64,231	70,287
Provision for Loan Losses	2,864	5,743	3,718	13,400	11,396
Taxable Equivalent Adjustments	148	154	226	474	762
Net Interest Income After provision for Loan Losses	18,167	15,322	19,382	50,357	58,129
Noninterest Income	13,575	13,906	14,193	41,067	44,975
Noninterest Expense	30,201	32,293	30,647	95,091	95,145
Income (Loss) Before Income Taxes	1,541	(3,065)	2,928	(3,667)	7,959
Income Tax Expense (Benefit)	420	(1,339)	951	(1,900)	2,527
Net Income (Loss)	$1,121	$(1,726)	$1,977	$(1,767)	$5,432

Basic Net Income (Loss) Per Share	$0.07	$(0.10)	$0.12	$(0.10)	$0.32
Diluted Net Income (Loss) Per Share	$0.07	$(0.10)	$0.12	$(0.10)	$0.32

Return on Average Equity	1.77%	(2.75)%	2.97%	(0.93)%	2.77%
Return on Average Assets	0.17%	(0.26)%	0.31%	(0.09)%	0.28%

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities. This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 41.

Tax equivalent net interest income for the third quarter of 2012 was $21.2 million, which is comparable to the second quarter of 2012, and down from $23.3 million for the third quarter of 2011. For the nine months ended September 30, 2012, tax equivalent net interest income totaled $64.2 million compared to $70.3 million for the same period of 2011. Factors affecting net interest income relative to the second quarter of 2012 include a reduction in loan income primarily attributable to declining loan balances, primarily offset by one additional calendar day and interest recoveries. When compared to the three and nine months periods of 2011, the decrease was primarily driven by declines in loan income attributable to lower portfolio balances, which was partially offset by a reduction in interest expense. The lower interest expense is primarily attributable to certificates of deposit and reflects both lower balances and favorable repricing.

Tax equivalent interest income for the third quarter of 2012 was $22.5 million compared to $22.6 million for the second quarter of 2012 and $25.1 million for the third quarter of 2011. The decrease when compared to all periods is specifically attributable to both the shift in earning asset mix and lower yields. The declining loan portfolio has resulted in the higher yielding earning assets being replaced with lower yielding federal funds or investment securities. Additionally, lower yields on new loan and investment production and loan portfolio repricing continue to unfavorably affect net interest income.

Interest expense for the third quarter of 2012 was $1.3 million compared to $1.4 million for the second quarter of 2012 and $1.8 million for the third quarter in 2011. The lower cost of funds when compared to both periods was a result of continued rate reductions on all deposit products except savings accounts. The rate reductions on deposits reflect our response to a historically low interest rate environment and desire to continue our focus on core banking relationships.

The decline in the loan portfolio, coupled with the low rate environment continues to put downward pressure on our net interest income. The loan portfolio yield has been declining because the average rate on new loans is lower than the loans being paid off and the existing adjustable rate loans reprice lower. Lowering our cost of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing, although the impact is expected to be minimal.

The net interest margin for the third quarter of 2012 was 3.82%, an increase of five basis points from the second quarter of 2012 and a decline of 38 basis points from the third quarter of 2011. Year-to-date net interest margin of 3.81% declined 37 basis points from the comparable period in 2011. The increase in margin compared to the second quarter of 2012 reflects a lower level of earning assets and an increase in interest recoveries. The decrease in the net interest margin compared to the third quarter of 2011 and year-to-date is attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.

Historically low interest rates, foregone interest, lower loan fees, unfavorable asset repricing without the flexibility to significantly adjust deposit rates, and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin. Our current strategy, as well as our historic strategy, is to not accept greater interest rate risk by reaching further out on the curve for yield, particularly given the fact that short term rates are at historical lows. We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to quickly respond to changing market conditions. Although this strategy has unfavorably impacted our net interest margin in the current environment, over time this strategy has consistently resulted in our net interest margins significantly exceeding those in our peer group. Given the unfavorable asset repricing and low rate environment, we anticipate continued downward pressure on the net interest margin for the remainder of 2012 and into 2013.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2012 was $2.9 million compared to $5.7 million in the second quarter of 2012 and $3.7 million for the third quarter of 2011. The decrease from both periods was driven by slower problem loan migration and lower net charge-offs resulting in a favorable impact on our general reserve allocation. For the first nine months of 2012, the loan loss provision totaled $13.4 million compared to $11.4 million for the same period in 2011 with the increase primarily attributable to an increase in impaired loans. Net charge-offs for the third quarter of 2012 totaled $2.6 million, or 0.66%, of average loans (annualized) compared to $7.0 million, or 1.80%, for the second quarter of 2012 and $5.1 million, or 1.22%, in the third quarter of 2011. For the first nine months of 2012, net charge-offs totaled $14.2 million, or 1.21%, of average loans (annualized) compared to $17.2 million, or 1.35%, for the same period of 2011. At quarter-end, the allowance for loan losses of $30.2 million was 1.97% of outstanding loans (net of overdrafts) and provided coverage of 41% of nonperforming loans compared to 1.93% and 40%, respectively, at June 30, 2012, and 1.91% and 41%, respectively, at December 31, 2011.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2012	June 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
CHARGE-OFFS
Commercial, Financial and Agricultural	$331	$57	$186	$657	$1,208
Real Estate - Construction	127	275	75	402	90
Real Estate - Commercial Mortgage	512	3,519	1,031	5,562	4,270
Real Estate - Residential	981	3,894	3,287	6,843	9,115
Real Estate - Home Equity	834	425	580	2,152	2,513
Consumer	355	550	832	1,635	2,055
Total Charge-offs	3,140	8,720	5,991	17,251	19,251

RECOVERIES
Commercial, Financial and Agricultural	53	83	33	203	145
Real Estate - Construction	9	27	—	36	15
Real Estate - Commercial Mortgage	34	42	37	214	164
Real Estate - Residential	76	969	271	1,208	444
Real Estate - Home Equity	15	116	108	149	201
Consumer	382	452	402	1,228	1,108
Total Recoveries	569	1,689	851	3,038	2,077

Net Charge-offs	$2,571	$7,031	$5,140	$14,213	$17,174

Net Charge-offs (Annualized) as a percent of Average Loans Outstanding, Net of Unearned Income	0.66%	1.80%	1.22%	1.21%	1.35%

Noninterest Income

Noninterest income for the third quarter of 2012 totaled $13.6 million, a decrease of $0.3 million, or 2.4%, from the second quarter of 2012 and a decrease of $0.6 million, or 4.4%, from the third quarter of 2011. The decrease from the second quarter of 2012 was driven primarily by lower wealth management fees (i.e., trust fees and retail brokerage fees) of $0.2 million and bank card fees of $0.2 million, partially offset by higher mortgage banking fees of $0.1 million. Compared to the third quarter of 2011, the decrease primarily reflects a reduction in deposit fees of $0.2 million, wealth management fees of $0.2 million, data processing fees of $0.1 million, and other income of $0.5 million, partially offset by higher mortgage banking fees of $0.3 million.

For the first nine months of 2012, noninterest income totaled $41.1 million, a decrease of $3.9 million from the same period of 2011 attributable to the Visa shares gain realized in the first quarter of 2011. Lower data processing fees of $0.4 million, wealth management fees of $0.4 million, and other income of $1.4 million (i.e., primarily lower gains from the sale of OREO properties), partially offset by higher mortgage banking fees of $0.9 million and bank card fees of $0.5 million, also contributed to the variance.

Noninterest income represented 39.31% of operating revenues (net interest income plus noninterest income) in the third quarter of 2012 compared to 39.88% in the second quarter of 2012 and 38.14% in the third quarter of 2011. For the first nine months of 2012, noninterest income represented 39.3% of operating revenues compared to 39.4% for the same period of 2011.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2012	June 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Noninterest Income:
Service Charges on Deposit Accounts	$6,406	$6,313	$6,629	$19,028	$18,921
Data Processing Fees	687	680	749	2,042	2,487
Asset Management Fees(1)	1,020	1,020	1,080	3,055	3,240
Retail Brokerage Fees(1)	666	884	807	2,308	2,475
Mortgage Banking Fees	978	864	645	2,690	1,830
Interchange Fees (2)	1,619	1,580	1,420	4,725	4,223
ATM/Debit Card Fees (2)	997	1,204	1,170	3,446	3,421
Gain on Visa Stock	—	—	—	—	3,172
Other	1,202	1,361	1,693	3,773	5,206

Total Noninterest Income	$13,575	$13,906	$14,193	$41,067	$44,975

(1)	Together referred to as “Wealth Management Fees”
(2)	Together referred to as “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees for the third quarter of 2012 totaled $6.4 million, a $93,000, or 1.5%, increase over the second quarter of 2012 and a decrease of $223,000, or 3.4%, from the third quarter of 2011. For the first nine months of 2012, deposit service charge fees totaled $19.0 million, an increase of $107,000, or 0.6%, over the comparable period in 2011. The increase compared to the second quarter of 2012 was due to an increase in overdraft fees. A reduction in overdraft fees drove the variance compared to the third quarter of 2011 while a lower level of overdraft charge-offs was the primary reason for the increase over the corresponding nine month period of 2011.

Data Processing Fees. Fees from data processing services for the third quarter of 2012 totaled $687,000, comparable to the second quarter of 2012. Fees decreased by $62,000, or 8.3%, compared to the third quarter of 2011, attributable to lower processing volume. For the first nine months of 2012, fees totaled $2.0 million, a decrease of $445,000, or 17.9%, primarily due to a reduction in the number of banks that we provide processing services to as two of our user banks were acquired and discontinued service in mid 2011.

Asset Management Fees. Fees from asset management activities totaled $1.0 million for the third quarter of 2012, which is comparable to the second quarter of 2012, and a decrease of $60,000, or 5.6%, from the third quarter of 2011. For the first nine months of 2012, fees totaled $3.1 million, which is a decrease of $185,000, or 5.7%, from the same period of 2011. The decrease from the third quarter of 2011 reflects fluctuation in asset values for accounts under discretionary management for which fees are based on the account value at quarter-end. The decline in fees for the nine month period was driven by both lower asset values for managed accounts as well as a decline in estate management fees. At September 30, 2012, assets under management totaled $690.9 million compared to $660.6 million at December 31, 2011 and $677.1 million at September 30, 2011.

Retail Brokerage Fees. Fees from the sale of retail investment and insurance products totaled $666,000 for the third quarter of 2012, a decrease of $218,000, or 24.7%, from the second quarter of 2012 and a decrease of $141,000, or 17.5%, from the third quarter of 2011. For the first nine months of 2012, fees totaled $2.3 million, a $167,000, or 6.7%, decrease from the comparable period of 2011. The change for each period reflects fluctuation in trading activity by our clients.

Mortgage Banking Fees. Mortgage banking fees totaled $978,000 for the third quarter of 2012, an increase of $114,000, or 13.2%, over the second quarter of 2012 and $333,000, or 51.6%, over the third quarter of 2011. For the first nine months of 2012, mortgage banking fees totaled $2.7 million, an increase of $860,000, or 47.0%, over the same period of 2011. The increase for all respective periods is attributable to increased home purchase activity in our markets and an increase in refinancing activity due to the lower rate environment. The mix of refinance and home purchase new loan production for the first nine months of 2012 was 38% and 62%, respectively, compared to 30% and 70%, respectively, for the same period of 2011.

Bank Card Fees. Bank Card Fees (including interchange fees and ATM/debit card fees) totaled $2.6 million for the third quarter of 2012, a decrease of $168,000, or 6.0%, from the second quarter of 2012, and an increase of $26,000, or 1.0%, over the third quarter of 2011. For the first nine months of 2012, fees totaled $8.2 million, which represents an increase of $527,000, or 6.9%, over the same period of 2011. The decrease from the second quarter was due to a lower level of ATM transactions. The increase over both periods in 2011 reflects higher card utilization as well as growth in active cards due to an increase in the number of deposit accounts.

Other. Other income totaled $1.2 million for the third quarter of 2012, a decrease of $159,000, or 11.7%, from the second quarter of 2012, and a decrease of $491,000, or 29.0%, from the third quarter of 2011. For the first nine months of 2012, other income totaled $3.8 million, a decrease of $1.4 million from the same period of 2011. The changes during the third quarter of 2012 compared to all prior periods are partially attributable to lower gains from the sale of OREO properties.

Noninterest Expense

Noninterest expense for the third quarter of 2012 totaled $30.2 million, a decrease of $2.1 million, or 6.5%, from the second quarter of 2012 and $0.4 million, or 1.5%, from the third quarter of 2011. The decrease compared to the second quarter of 2012 reflects a reduction in compensation expense of $0.6 million and other expense of $1.5 million. The decrease in compensation expense was due to lower associate salary expense reflective of lower headcount, pension plan expense, and associate insurance expense. The decline in the other expense category was primarily due to lower OREO expense and advertising expense. A decline in miscellaneous expense reflecting one-time severance costs recorded in the second quarter of 2012 also contributed to the variance. Compared to the third quarter of 2011, the decrease was driven by lower compensation and occupancy expense.

For the first nine months of 2012, noninterest expense totaled $95.1 million, a decrease of $0.1 million from the same period of 2011 attributable to lower occupancy expense of $0.2 million primarily reflecting lower expense for building maintenance and utilities. This favorable variance was partially offset by slightly higher compensation expense and other expense. Compensation expense increased due to higher pension plan expense that was partially offset by lower expense for associate salaries and performance compensation. The increase in other expense primarily reflects higher professional fees and OREO costs, partially offset by lower intangible amortization expense, advertising costs, and FDIC insurance fees.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2012	June 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011
Noninterest Expense:

Salaries	$12,102	$12,296	$12,609	$37,139	$38,054
Associate Benefits	3,408	3,821	3,196	11,331	10,328
Total Compensation	15,510	16,117	15,805	48,470	48,382

Premises	2,332	2,276	2,495	6,874	7,338
Equipment	2,245	2,245	2,118	6,691	6,461
Total Occupancy	4,577	4,521	4,613	13,565	13,799

Legal Fees	1,090	1,093	983	3,286	3,138
Professional Fees	1,070	1,184	952	3,574	2,707
Processing Services	951	1,016	886	2,930	2,775
Advertising	420	609	480	1,424	1,702
Travel and Entertainment	220	222	214	625	625
Printing and Supplies	355	282	338	926	970
Telephone	472	455	503	1,407	1,442
Postage	356	444	471	1,245	1,332
Insurance - Other	1,022	1,018	1,049	3,072	3,505
Intangible Amortization	108	107	108	323	568
Other Real Estate	2,616	3,460	2,542	9,589	9,252
Miscellaneous	1,434	1,765	1,703	4,655	4,948
Total Other	10,114	11,655	10,229	33,056	32,964

Total Noninterest Expense	$30,201	$32,293	$30,647	$95,091	$95,145

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $15.5 million for the third quarter of 2012, a decrease of $607,000, or 3.8%, from the second quarter of 2012 and $295,000, or 1.9%, from the third quarter of 2011. The decrease compared to the second quarter of 2012 reflects lower salaries of $194,000 and associate benefits of $413,000. The decrease in the salary expense category was primarily due to lower associate base salaries due to reduced headcount. Associate benefit expense decreased due to lower pension plan expense and associate insurance expense. Compared to the third quarter of 2011, the decrease was attributable to both a decline in associate base salaries due to reduced headcount and lower performance compensation.

For the first nine months of 2012, compensation expense totaled $48.5 million, an increase of $88,000, or 0.2%, over the same period of 2011 driven by higher expense for associate benefits partially offset by lower associate salary expense. The increase in associate benefit expense reflects higher expense for our pension plans attributable to the utilization of a lower discount rate in 2012 due to lower long-term bond rates. The decrease in salaries was due to lower expense for associate base salaries reflecting lower headcount, and performance compensation.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.6 million for the third quarter of 2012, a $56,000, or 1.2%, increase over the second quarter of 2012 and a $36,000, or 0.8%, decrease from the third quarter of 2011. For the first nine months of 2012, occupancy expense totaled $13.6 million, a $234,000, or 1.7%, decrease from the same period in 2011, attributable to lower building maintenance costs and utility expense.

Other. Other noninterest expense totaled $10.1 million for the third quarter of 2012 compared to $11.7 million for the second quarter of 2012 and $10.2 million for the third quarter of 2011. The $1.5 million, or 13.2%, decrease from the second quarter of 2012 was due to lower OREO costs of $844,000, advertising costs of $189,000, professional fees of $114,000, and miscellaneous expense of $331,000. A decline in valuation adjustments drove the decrease in OREO expense. A lower level of promotional activities drove the decrease in advertising costs. The decline in professional fees was due to lower costs for the engagement of third party professional services. The decrease in miscellaneous expense reflects one-time severance costs recorded in the second quarter of 2012 due to office closings and the outsourcing of our item processing function. The $115,000, or 1.1%, decrease from the third quarter of 2011 was primarily due to lower postage expense reflective of our effort to convert from sending our clients paper statements to e-statements.

For the first nine months of 2012, other noninterest expense totaled $33.1 million, an increase of $92,000, or 0.3%, over the same period of 2011 primarily attributable to higher professional fees of $867,000 and OREO expense of $337,000, partially offset by lower advertising expense of $278,000, FDIC insurance fees of $433,000, and intangible amortization expense of $245,000. Professional fees increased due to higher audit fees and consulting fees. OREO expense increased due to higher carrying costs. Advertising expense declined due to improved cost controls over advertising for our free checking account products and a lower level of promotional activity. FDIC insurance fees declined due to a lower premium rate reflective of the revised rate structure implemented in mid-2011. The reduction in intangible amortization expense reflects the full amortization of certain core deposit intangibles from past acquisitions.

Our operating efficiency ratio (expressed as noninterest expense, excluding intangible amortization expense, as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 87.68% for the third quarter of 2012 compared to 90.88% for the second quarter of 2012 and 81.40% for the third quarter of 2011. For the first nine months of 2012, this ratio was 90.12% compared to 82.07% for the comparable period of 2011. Lower noninterest expense drove the decrease in this ratio compared to the second quarter of 2012. The increase in this ratio over both prior periods in 2011 reflects a declining level of net interest income contribution to operating revenues as well as higher noninterest expense. The increase when compared to the first nine months of 2011 also reflects the gain on sale of Visa stock realized in 2011. During 2012, we have continued to realize an elevated level of costs related to the management and resolution of nonperforming assets. We continue to review and evaluate opportunities to optimize our operations and reduce operating costs as well as better manage our discretionary expenses.

Income Taxes

We realized an income tax expense of $0.4 million in the third quarter of 2012 compared to a benefit of $1.3 million for the second quarter of 2012 and income tax expense of $1.0 million for the third quarter of 2011. For the first nine months of 2012, we realized an income tax benefit of $1.9 million compared to income tax expense of $2.5 million for the same period in 2011. A higher level of book taxable income drove the variance compared to the second quarter of 2012 and lower book taxable income drove the variance compared to the periods in 2011.

FINANCIAL CONDITION

Average assets totaled approximately $2.566 billion for the third quarter of 2012, a decrease of $58.2 million, or 2.2%, from the second quarter of 2012, and an increase of $56.3 million, or 2.2%, over the fourth quarter of 2011. Average earning assets were $2.209 billion for the third quarter of 2012, a decrease of $53.7 million, or 2.4%, from the second quarter of 2012, and an increase of $62.7 million, or 2.9%, over the fourth quarter of 2011. We discuss these variances in more detail below.

Investment Securities

In the third quarter of 2012, our average investment portfolio increased $1.2 million, or 0.4%, from the second quarter of 2012 and decreased $26.0 million, or 8.4%, from the fourth quarter of 2011. As a percentage of average earning assets, the investment portfolio represented 12.8% in the third quarter of 2012, compared to 12.4% in the prior quarter and 14.3% in the fourth quarter of 2011. The increase in the average balance of the investment portfolio compared to the second quarter of 2012 was primarily attributable to increases in mortgage backed securities, U.S. Government agencies, and municipal bonds that were partially offset by declines in U.S. Treasuries. The decrease in the average balance compared to the fourth quarter of 2011 was due to declines in U.S. Treasury and mortgage-backed securities, partially offset by increases to municipal bonds and U.S. Government Agencies. Deposits which require collateralization declined during the comparable periods which allowed for maturing U.S. Treasuries not to be replaced. When appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the remainder of 2012.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of September 30, 2012, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. It is neither management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.

At September 30, 2012, the investment portfolio maintained a net pre-tax unrealized gain of $1.0 million compared to $1.0 million and $1.7 million at June 30, 2012 and December 31, 2011, respectively. The decrease in the unrealized gains compared to the fourth quarter of 2011 resulted from declines in U.S. Treasuries. Yields increased slightly on the short-end of the Treasury curve during that period, resulting in lower prices.

At quarter end, there were 92 positions with unrealized losses totaling approximately $0.1 million. The positions consisted of Ginnie Mae (“GNMA”) mortgage-backed securities, Small Business Administration (“SBA”) securities, a Federal Farm Credit Bank bond (“FFCB”), and municipal bonds. Both the GNMA and SBA securities carry the full faith and credit guarantee of the U.S. Government and float to the prime rate. The FFCB bond remains “AAA” rated by Moody’s, and the municipal bonds are either pre-refunded with U.S. Government securities or carry a minimum rating of “AA-”. All debt securities with unrealized losses are not considered impaired, and are expected to mature at par. We also maintain a $0.6 million unrealized loss on a preferred stock investment that maintained a zero book value as of September 30, 2012, June 30, 2012, and December 31, 2011. No additional impairment has been recorded in 2012, but we continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends. This unrealized loss is reflected in the unrealized gains previously discussed.

The average maturity of the total portfolio at September 30, 2012 was 1.66 years compared to 1.53 years and 1.39 years at June 30, 2012 and December 31, 2011, respectively. The average life of the total portfolio in the third quarter of 2012 increased slightly compared to both periods as U.S. Treasuries and municipal bonds with maturities out to three years were purchased.

Loans

When compared to the second quarter of 2012 and the fourth quarter of 2011, average loans declined by $29.6 million and $105.5 million, respectively. Most loan categories have experienced declines with the reduction primarily in the commercial real estate and residential categories. Our core loan portfolio continues to be impacted by normal amortization and a higher level of payoffs that have outpaced our new loan production. New loan production continues to be impacted by weak loan demand attributable to the trend toward consumers and businesses deleveraging, the lack of consumer confidence, and a persistently sluggish economy.

The resolution of problem loans, which has the effect of lowering the loan portfolio as loans are either charged off or transferred to OREO, also contributed to the overall decline. During the third quarter of 2012, loan charge-offs and loans transferred to OREO accounted for $6.0 million, or 26%, of the net reduction in total loans of $22.9 million from the second quarter of 2012. Compared to the fourth quarter of 2011, loan resolution accounted for $31.3 million, or 33%, of the net reduction in loans of $95.4 million. The problem loan resolutions and reductions in portfolio balances noted in this paragraph are based on “as of” balances, not averages.

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

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $127.2 million at the end of the third quarter of 2012 compared to $132.8 million at the end of the second quarter of 2012 and $137.6 million at the end of the fourth quarter of 2011. Nonaccrual loans totaled $74.1 million, a decrease of $0.7 million from the second quarter of 2012 and $0.9 million from the fourth quarter of 2011, reflective of loan charge-offs and the migration of loans to OREO, which outpaced gross additions. Gross additions to nonaccrual status were up slightly during the third quarter, but have slowed noticeably during 2012. The balance of OREO totaled $53.2 million at the end of the third quarter, a $4.9 million decrease from the second quarter of 2012 and $9.4 million from the fourth quarter of 2011. We continue to experience progress in our efforts to dispose of OREO by selling properties totaling $20.1 million during the first nine months of

2012. Nonperforming assets represented 5.10% of total assets at September 30, 2012 compared to 5.02% at June 30, 2012 and 5.21% at December 31, 2011.

Nonperforming assets are summarized in the table below.

(Dollars in Thousands)	Sept 30, 2012	June 30, 2012	December 31, 2011
Nonaccruing Loans:
Commercial, Financial and Agricultural	$1,521	$815	$755
Real Estate - Construction	5,554	6,382	334
Real Estate - Commercial Mortgage	40,312	39,701	42,820
Real Estate - Residential	21,508	22,805	25,671
Real Estate - Home Equity	4,559	4,192	4,283
Consumer	621	875	1,160
Total Nonperforming Loans (“NPLs”)(1)	$74,075	$74,770	$75,023
Other Real Estate Owned	53,172	58,059	62,600
Total Nonperforming Assets (“NPAs”)	$127,247	$132,829	$137,623

Past Due Loans 30 – 89 Days	$12,923	$16,695	$19,425
Past Due Loans 90 Days or More (accruing)	—	—	224
Performing TDR’s	45,973	38,734	37,675
Nonperforming TDR’s(1)	13,188	13,570	12,976

Nonperforming Loans/Loans	4.83%	4.80%	4.61%
Nonperforming Assets/Total Assets	5.10	5.02	5.21
Nonperforming Assets/Loans Plus OREO	8.02	8.23	8.14
Nonperforming Assets/Capital(2)	45.35	47.62	48.63
Allowance/Nonperforming Loans	40.80%	40.03%	41.37%

(1)	Nonperforming TDR’s are included in the Nonaccrual/NPL totals
(2)	For computation of this percentage, “Capital” refers to shareowners’ equity plus the allowance for loan losses.

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(Dollars in Thousands)	2012	2011	2012	2011
NPA Beginning Balance:	$132,829	$122,091	$137,623	$123,637
Change in Nonaccrual Loans:
Beginning Balance	74,770	61,076	75,023	65,700
Additions	15,578	14,895	48,532	60,009
Charge-Offs	(2,871)	(5,186)	(14,852)	(17,788)
Transferred to OREO	(2,830)	(8,074)	(11,578)	(29,895)
Paid Off/Payments	(5,806)	(3,214)	(11,734)	(8,113)
Restored to Accrual	(4,766)	(6,101)	(11,316)	(16,517)
Ending Balance	74,075	53,396	74,075	53,396

Change in OREO:
Beginning Balance	58,059	61,016	62,600	57,937
Additions	2,830	8,361	14,039	31,287
Valuation Write-downs	(714)	(703)	(2,954)	(2,828)
Sales	(7,002)	(7,238)	(20,082)	(24,864)
Other	(1)	(240)	(431)	(336)
Ending Balance	53,172	61,196	53,172	61,196

NPA Net Change	(5,582)	(7,499)	(10,376)	(9,045)
NPA Ending Balance	$127,247	$114,592	$127,247	$114,592

Allowance for Loan Losses

We maintain an allowance for loan losses at a level sufficient to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management’s judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the loan portfolio’s overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $30.2 million at September 30, 2012 compared to $29.9 million at June 30, 2012 and $31.0 million at December 31, 2011. The allowance for loan losses was 1.97% of outstanding loans and provided coverage of 41% of nonperforming loans at September 30, 2012 compared to 1.93% and 40%, respectively, at June 30, 2012 and 1.91% and 41%, respectively, at December 31, 2011. It is management’s opinion that the allowance at September 30, 2012 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.075 billion for the third quarter of 2012, a decrease of $60.2 million, or 2.8%, from the second quarter of 2012 and higher by $42.5 million, or 2.1%, from the fourth quarter of 2011. The decrease in deposits when compared to the second quarter of 2012 resulted from lower public funds and certificates of deposit, partially offset by growth in noninterest bearing accounts, regular savings, and money market accounts. Compared to the fourth quarter of 2011, the increase was driven primarily by higher public fund balances, savings and noninterest bearing deposits. This was partially offset by a reduction of certificates of deposit. The seasonal low in public fund balances generally occurs in the fourth quarter, and these balances are anticipated to increase through the first quarter of 2013.

Our mix of deposits continues to improve as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts. Prudent pricing discipline will continue to be the key to managing our mix of deposits. Therefore, we do not attempt to compete with higher rate paying competitors for deposits.

During the fourth quarter of 2012, we may realize some attrition in noninterest bearing deposit balances due to the unlimited government guarantee on noninterest bearing accounts, which if not extended, is set to expire at year-end. Our average noninterest bearing deposits represented 29.2% of our total deposits during the third quarter of 2012.

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

We prepare a current base case and four alternative interest rate simulations (Down 100, Up 100, Up 200 and Up 300) basis points, at least once per quarter, and report the analysis to the Board of Directors. In addition, more frequent simulations may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
September 30, 2012	-1.6%	0.6%	1.3%	-1.0%
June 30, 2012	0.3%	2.1%	2.2%	-0.8%

The net interest income at risk position declined for the third quarter of 2012, when compared to the second quarter of 2012, for all rate scenarios. Our largest exposure in the rising rate scenarios is at the up 300 bp level, with a measure of -1.6%, which is still within our policy limit of +/-10.0%. This is unfavorable over the prior quarter reflecting lower levels of repricing assets, primarily overnight funds, partially offset with lower levels of interest bearing non-maturity deposits and repurchase agreements. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
September 30, 2012	3.5%	6.9%	6.5%	-5.1%
June 30, 2012	5.0%	7.9%	7.0%	-4.4%

Our risk profile, as measured by EVE, declined for the third quarter of 2012 when compared to the second quarter of 2012, in all rate scenarios. In the rising rate scenarios, our largest exposure is at the up 300 bp scenario, with a measure of 3.5%, which is still within our policy limit of +/-12.5%. The variances from the prior quarter were attributable to decreases in both Treasury and FHLB curves, reflecting declines in the market value of loans, more than offsetting the increase in the market value of deposits and borrowings. All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 bp scenarios have been excluded due to the current historically low interest rate environment as a result of the Federal Reserve’s near-zero interest rate policy.

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

As of September 30, 2012, we had the ability to generate $729.8 million in additional liquidity through all of our available resources. In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. The liquidity available to us at this time is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.66 years and as of quarter-end had a net unrealized pre-tax gain of $1.0 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $386.0 million during the third quarter of 2012 compared to an average net overnight funds sold position of $411.3 million in the second quarter of 2012 and an average overnight funds sold position of $191.8 million in the fourth quarter of 2011. The lower balance when compared to the second quarter of 2012 reflects lower levels of public funds deposits partially offset by a decrease in the loan portfolio. The higher balances when compared to the fourth quarter of 2011 reflect higher levels of public funds and savings accounts, in addition to liquidity generated through the loan and investment portfolios as these portfolios have declined period over period.

Capital expenditures are expected to approximate $3.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases. We believe that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2012, advances from the FHLB consisted of $45.0 million in outstanding debt consisting of 47 notes, which are used to match-fund specific loans. During the first nine months of 2012, the Bank made FHLB principal advance payments totaling approximately $2.5 million, paid off two advances totaling approximately $0.2 million and obtained two new FHLB advances totaling $3.1 million. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to our wholly-owned Delaware statutory trusts. The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004. The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005. The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%. This note matures on December 31, 2034. The interest payment for the CCBG Capital Trust II borrowing is due quarterly and adjusts annually to a variable rate of LIBOR plus a margin of 1.80%. This note matures on June 15, 2035. The proceeds of these borrowings were used to partially fund acquisitions. Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock. As of February 2012, in consultation with the Federal Reserve, we elected to defer the interest payments on the notes. We will, however, continue the accrual of the interest on the notes in accordance with our contractual obligations.

In accordance with a regulatory agreement (discussed in further detail in our 2011 Form 10-K “Holding Company Resolution”), CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.

Capital

Equity capital was $250.4 million as of September 30, 2012, compared to $249.0 million as of June 30, 2012 and $251.9 million as of December 31, 2011. For the same periods, our leverage ratio was 9.83%, 9.60%, and 10.26%, respectively, and our tangible capital ratio was 6.86%, 6.40%, and 6.51%, respectively. Our risk-adjusted capital ratio of 15.80% at September 30, 2012, exceeded the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first nine months of 2012, shareowners’ equity decreased by approximately $1.5 million, or 2.4%, on an annualized basis. During this same period, shareowners’ equity was negatively impacted by a net loss of $1.7 million and a $0.4 million decline in the net unrealized gain on securities. Shareowners’ equity was positively impacted by the issuance of stock totaling $0.5 million and stock compensation of $0.1 million.

At September 30, 2012, our common stock had a book value of $14.54 per diluted share compared to $14.48 at June 30, 2012 and $14.68 at December 31, 2011. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At September 30, 2012, the net unrealized gain on investment securities available for sale was $0.6 million and the amount of our unfunded pension liability was $24.6 million.

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

At September 30, 2012, we had $308.4 million in commitments to extend credit and $12.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2011 Form 10-K. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

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

Because the book value of our equity exceeded our market capitalization as of September 30, 2012, we considered the guidelines set forth in ASC Topic 350 to discern whether further testing for potential impairment was needed. Based on this assessment, we performed an interim impairment test which consists of two steps. Step one compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess. A more detailed discussion of the methodology and key assumptions utilized in this step process is included in Part II, Item 7, Critical Accounting Policies of our 2011 Form 10-K.

The Step one test we performed indicated that the carrying amount (including goodwill) of our reporting unit exceeded its estimated fair value. The Step two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount by approximately 69%, therefore, we concluded that goodwill was not impaired as of September 30, 2012. Future circumstances and/or conditions may result in an impairment of our goodwill, which could have a material adverse affect on our results of operations in a future period. Such circumstances and/or conditions could include, but are not limited to a decline in our stock price, revision to our internal financial forecasts, adverse changes in the fair value of our assets and liabilities, and/or market information indicating a decline in the fair value of comparable financial institutions used to estimate the fair value of the Company. We will continue to evaluate goodwill as defined by ASC Topic 350.

TABLE I
AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,541,262	$21,366	5.51%	$1,667,720	$23,922	5.69%	$1,569,420	$64,943	5.53%	$1,700,570	$72,488	5.70%
Taxable Securities(2)	214,431	691	1.28	248,138	828	1.32	224,584	2,215	1.33	241,321	2,504	1.40
Tax-Exempt Securities	67,446	163	0.97	55,388	231	1.67	62,509	486	1.04	63,457	865	1.82
Funds Sold	386,027	254	0.26	231,681	136	0.23	390,122	723	0.25	241,195	452	0.25
Total Earning Assets	2,209,166	22,474	4.05%	2,202,927	25,117	4.52%	2,246,635	68,367	4.06%	2,246,543	76,309	4.54%
Cash & Due From Banks	47,207			47,252			48,112			48,539
Allowance For Loan Losses	(30,260)			(30,969)			(31,077)			(32,914)
Other Assets	340,126			344,041			345,361			345,725
TOTAL ASSETS	$2,566,239			$2,563,251			$2,609,031			$2,607,893

Liabilities:
NOW Accounts	$740,178	$144	0.08%	$726,652	$222	0.12%	$790,733	$503	0.08%	$765,209	$742	0.13%
Money Market Accounts	287,250	60	0.08	282,378	95	0.13	281,746	198	0.09	281,798	362	0.17
Savings Accounts	179,445	23	0.05	153,748	19	0.05	173,346	64	0.05	150,357	53	0.05
Other Time Deposits	263,007	253	0.38	324,951	571	0.70	273,839	914	0.45	341,286	2,091	0.82
Total Interest Bearing Deposits	1,469,880	480	0.13	1,487,729	907	0.24	1,519,663	1,679	0.15	1,538,650	3,248	0.28
Short-Term Borrowings	59,184	71	0.48	64,160	78	0.48	54,289	127	0.31	75,976	299	0.53
Subordinated Note Payable	62,887	372	2.31	62,887	339	2.11	62,887	1,126	2.35	62,887	1,022	2.14
Other Long-Term Borrowings	38,494	372	3.85	46,435	467	3.99	41,123	1,204	3.91	48,795	1,453	3.98
Total Interest Bearing Liabilities	1,630,445	1,295	0.32%	1,661,211	1,791	0.43%	1,677,962	4,136	0.33%	1,726,308	6,022	0.47%
Noninterest Bearing Deposits	605,602			574,184			604,333			559,316
Other Liabilities	78,446			63,954			73,795			59,635
TOTAL LIABILITIES	2,314,493			2,299,349			2,356,090			2,345,259

TOTAL SHAREOWNERS’ EQUITY	251,746			263,902			252,941			262,634

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,566,239			$2,563,251			$2,609,031			$2,607,893

Interest Rate Spread			3.73%			4.09%			3.73%			4.07%
Net Interest Income		$21,179			$23,326			$64,231			$70,287
Net Interest Margin(3)			3.82%			4.20%			3.81%			4.18%

(1)

Average balances include nonaccrual loans. Interest income includes fees on loans of $378,000 and $1.2 million for the three and nine months ended September 30, 2012 versus $345,000 and $1.1 million for the comparable periods ended September 30, 2011.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2012, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2011 Form 10-K, as updated, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: November 9, 2012

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