Form 10-K
period 2012-12-31
CAPITAL CITY BANK GROUP INC
filed 2013-03-06
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $75,752,530 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2013
Common Stock, $0.01 par value per share	17,312,770

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2013, are incorporated by reference in Part III.

CAPITAL CITY BANK GROUP, INC.

ANNUAL REPORT FOR 2012 ON FORM 10-K

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

We provide traditional deposit and credit services, asset management, trust, mortgage banking, merchant services, bank cards, data processing, and securities brokerage services through 66 full-service banking locations in Florida, Georgia, and Alabama. CCB operates these banking locations. The majority of our revenue, approximately 78%, is derived from our Florida market areas while approximately 21% and 1% of our revenues are derived from our Georgia and Alabama market areas, respectively.

At December 31, 2012, we had total consolidated assets of approximately $2.634 billion, total deposits of approximately $2.145 billion and shareowners’ equity was approximately $246.9 million. Our total assets at year-end 2011 were $2.641 billion and for year-end 2010 totaled $2.622 billion. Total revenue (interest income plus noninterest income) and net income (loss) for the last three fiscal years were $144.9 million and $0.1 million, respectively for 2012, $158.3 million and $4.9 million, respectively for 2011, and $167.3 million and ($0.4 million), respectively for 2010. Our financial condition and results of operations are more fully discussed in our management discussion and analysis on page 35 and our consolidated financial statements on page 68.

Dividends and management fees received from the Bank are our primary source of income. Dividend payments by the Bank to us depend on the capitalization, earnings and projected growth of the Bank, and are limited by various regulatory restrictions. See the section entitled “Regulatory Considerations” in this Item 1 and Note 14 in the Notes to Consolidated Financial Statements for additional restrictions. We had a total of 913 (full-time equivalent) associates at March 1, 2013. Page 34 contains other financial and statistical information about us.

Subsidiaries of CCBG

CCBG’s principal asset is the capital stock of the Bank. CCB, our banking subsidiary, which accounted for approximately 100% of consolidated assets at December 31, 2012, and approximately 100% of consolidated net income for the year ended December 31, 2012. In addition to our banking subsidiary, we have three primary indirect subsidiaries, Capital City Trust Company, Capital City Banc Investments, Inc., and Capital City Services Company, all of which are wholly-owned subsidiaries of CCB. We also have two direct wholly-owned subsidiaries of CCBG, CCBG Capital Trust I and CCBG Capital Trust II, which were formed in connection with two issuances of trust preferred securities. The nature of our primary indirect subsidiaries is provided below.

Operating Segment

We have one reportable segment with four principal services: Banking Services (CCB), Data Processing Services (Capital City Services Co.), Trust and Asset Management Services (Capital City Trust Co.), and Brokerage Services (Capital City Banc Investments). Revenues from each of these principal services for the year ended 2012 totaled approximately 93.1%, 1.9%, 2.9%, and 2.1% of our total revenue, respectively. In 2011 and 2010, Banking Services (CCB) revenue was approximately 93.1% of our total revenue for each respective year.

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

Capital City Trust Company

Capital City Trust Company (the “Trust Company”) is the investment management arm of CCB. The Trust Company provides asset management for individuals through agency, personal trust, IRAs, and personal investment management accounts. The Trust Company also provides services for the administration of pension, profit sharing, and 401(k) plans. Associations, endowments, and other nonprofit entities hire the Trust Company to manage their investment portfolios. Additionally, a staff of well-trained professionals serves individuals requiring the services of a trustee, personal representative, or a guardian. The market value of trust assets under discretionary management exceeded $614.3 million as of December 31, 2012, with total assets under administration exceeding $691.9 million.

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

Capital City Services Company

Capital City Services Company (the “Services Company”) provides data processing services to financial institutions (including CCB), government agencies, and commercial clients located in North Florida and South Georgia. As of March 1, 2013, the Services Company is providing data processing services to five correspondent banks, which have relationships with CCB.

Regulatory Matter

Capital City Bank

As previously disclosed, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) conducted a regular safety and soundness examination of CCB in October of 2011. In accordance with their findings from that examination, the Federal Reserve requested that the CCB Board of Directors approve a board resolution addressing matters described below (the “2012 Bank Resolution”). Because we had fully complied with the obligations of the board resolution adopted by the CCB Board of Directors in February 2010 (the “Existing Bank Resolution”), the 2012 Bank Resolution superseded and replaced the Existing Bank Resolution. From a regulatory perspective, the 2012 Bank Resolution, like the Existing Bank Resolution, is an informal, nonpublic agreement, which is the mildest form of supervisory action used by the Federal Reserve to correct problems or to request periodic reports addressing certain aspects of a member bank’s operations. No capital directive was included in the 2012 Bank Resolution and, as was previously disclosed, CCB was not required to adjust its allowance for loan losses as a result of the most recent examination.

The 2012 Bank Resolution required CCB to (i) obtain prior approval from the Federal Reserve and OFR before declaring or paying dividends to CCBG; and (ii) validate its allowance for loan and lease losses (“ALLL”) methodology, including revising its ALLL policy to clearly define roles and responsibilities and ensure that the validation process is independent of the estimation process. As of December 31, 2012, we were fully compliant with the requirements under the 2012 Bank Resolution.

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

Dividends and Trust Preferred Payments

On December 14, 2011, we announced the suspension of our quarterly dividend on our common stock. We believe that, given our inability to earn our dividend since 2008, it was, and continues to be, prudent to preserve our capital at least until the economic conditions in Florida and Georgia further improve. In addition, in consultation with the Federal Reserve, we have agreed to defer the payment of interest on the Company’s trust preferred securities and to maintain the suspension of our quarterly dividend on our common stock until asset quality and the level of credit risk exposure improve. We will, however, continue the accrual of interest on the trust preferred securities in accordance with our contractual obligations. Furthermore, due to our contractual obligations with the holders of the trust preferred securities, we may not make dividend payments to our shareowners in the future until all accrued and unpaid interest owed to trust preferred securities holders is paid. Therefore, we cannot pay dividends to our shareowners until we (i) obtain approval from our regulators to pay interest on our trust preferred securities, (ii) pay all accrued and unpaid interest owed to holders of our trust preferred securities, and (iii) obtain approval from our regulators to pay dividends to our shareowners. We remain committed to resuming dividend payments to our shareowners and interest on our trust preferred securities as soon as conditions warrant, and subject to approval from our regulators, which approval may not be granted until such time as CCB’s asset quality and the level of credit risk exposure improve.

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

Residential Real Estate Loans

The Bank originates 1-4 family, owner-occupied residential real estate loans in its Residential Real Estate line of business. The Bank’s policy is to underwrite these loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Bank originates fixed-rate, adjustable-rate and variable rate residential real estate loans. Over the past three years, the vast majority of residential loan originations have been fixed-rate loans which are sold in the secondary market on a non-recourse basis with related servicing rights (i.e., the Bank does not service sold loans). These loans require private mortgage insurance (“PMI”) if the LTV exceeds 80%. Some of the adjustable-rate residential real estate product is retained in the Bank’s loan portfolio and loans with LTV’s in excess of 85% require PMI. ARM loans with an initial fixed interest rate period greater than three years are sold in the secondary market on a non-recourse basis. The Bank verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan. Underwriting documentation is maintained in accordance with secondary market guidelines. The Bank has approved and funded two option ARM loans in the past, but no longer offers an option ARM product. The Bank has never offered subprime loans. Since 2008, the Bank has not offered initial teaser rates on ARM products maintained in the Bank’s portfolio. Prior to 2008, the Bank offered slightly discounted (1%) initial fixed interest rates on ARM loans maintained in the Bank’s loan portfolio.

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

Residential real estate loans also include home equity lines of credit and home equity loans (“HELOCs”). The Bank’s home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. As of December 31, 2012, approximately 82% of the residential home equity loan portfolio consisted of the revolving open-ended product. Both equity loan products are available for both first mortgage and junior liens. Approximately 61% of the Bank’s $236.3 million residential home equity loan portfolio consisted of first lien mortgages at December 31, 2012. Policy guidelines include the following:

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

Interest rates may be fixed or adjustable. Adjustable-rate loans are tied to the Prime Rate with a typical margin of 1.0% or more. Adjustable-rate loans are typically underwritten based upon an assumed rate of no lower than 8.0%, being higher if the fully indexed rate is higher. Appraisals are normally required for all residential real estate loans, both those sold to the secondary market and those maintained in the Bank’s loan portfolio. These appraisals are required to comply with regulatory guidance concerning loans secured by primary residences and underwriting standards established for secondary market loan sales. For home equity loans, a drive-by appraisal or tax assessment value may be used in instances where the loan exposure is less than $250,000. A full appraisal is required for home equity loans with total exposure greater than $250,000.

Commercial Loans

The Bank’s policy sets forth guidelines for debt service coverage ratios, LTV ratios and documentation standards. Commercial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or other guarantees. The Bank’s policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The majority of the Bank’s commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory. Many of the loans in the commercial portfolio have variable interest rates tied to the Prime Rate or U.S. Treasury indices.

Commercial Real Estate Loans

The Bank’s policy sets forth guidelines for debt service coverage ratios, LTV ratios and documentation standards. Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal guarantees. The Bank’s policy establishes a maximum LTV specific to property type (ranging from 65% for raw land up to 80% for improved properties) and minimum debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable-rate loans with interest rates tied to the Prime Rate or U.S. Treasury indices.

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

Lending Limits and Extensions of Additional Credit

The Bank has established an internal lending limit of $10.0 million for the total aggregate amount of credit that will be extended to a client and any related entities within its Board approved policies. This compares to our legal lending limit of $76 million. In practice, the Bank seeks to maintain an internal lending limit of $7.5 million in order to maintain a well-diversified loan portfolio. As of December 31, 2012, there were seven client relationships (including parties affiliated with borrowers) with exposures (including both outstanding balances and amounts available to be drawn) with exposures (including both outstanding balances and amounts available to be drawn) above the $7.5 million level with a cumulative loan exposure of approximately $57.4 million, one of which was a substandard credit relationship.

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

Accruing loans with modifications deemed to be economic concessions resulting from borrower difficulties are reported as Troubled Debt Restructurings (“TDRs”). Nonaccruing loans that are modified and demonstrate a history of repayment performance and a probability of future performance in accordance with their modified terms are reclassified to accruing status, typically after a designated period of time.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). In 13 of 20 markets in Florida and 3 of 5 markets in Georgia, we rank within the top 4 banks in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 8.82% market share in the Florida counties and 6.26% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, education institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average. We strive to provide value added services to our clients by being their banker, not just a bank. This element of our strategy distinguishes Capital City Bank from our competitors.

Over the last five years, our growth has slowed. Since 2007, our number of offices has declined by four. Average loans have declined from $1.935 billion in 2007 to $1.557 billion in 2012. Additionally, as a result of the credit cycle and the overall regulatory environment we have not pursued acquisitions. Nonperforming loan inflow has stabilized since 2009, but total nonperforming assets remain elevated at 4.47% of total assets at December 31, 2012. The elevated nonperforming assets combined with lower net interest margins have led to significantly lower earnings for the past five years compared to earnings in 2006 and 2007.

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

Competition

We operate in a highly competitive environment, especially with respect to services and pricing. In addition, the banking business is experiencing enormous changes. In 2009, 140 financial institutions failed in the U.S., including 25 in Georgia and 14 in Florida. In 2010, 157 financial institutions failed in the U.S., including 21 in Georgia and 29 in Florida. In 2011, 92 financial institutions failed in the U.S., including 23 in Georgia and 13 in Florida. In 2012, 51 financial institutions failed in the U.S., including 10 in Georgia and 8 in Florida. Nearly all of the failed banks were community banks. The assets and deposits of many of these failed community banks were acquired mostly by larger financial institutions, and we expect significant consolidation to continue during 2013. We believe that the larger financial institutions acquiring failed banks in our market areas are less familiar with the markets in which we operate and typically target a different client base. We believe clients who bank at community banks tend to prefer the relationship style service of community banks compared to larger banks. As a result, we believe the reduction of the number of community banks could further enhance our competitive position and opportunities in many of our markets. Larger financial institutions, however, can benefit from economies of scale. Therefore, these larger institutions may be able to offer banking products and services at more competitive prices than us. Additionally, these larger financial institutions may offer financial products that we do not offer.

Our primary market area consists of 20 counties in Florida, five counties in Georgia, and one county in Alabama. In these markets, the Bank competes against a wide range of banking and nonbanking institutions including savings and loan associations, credit unions, money market funds, mutual fund advisory companies, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions. All of Florida’s major banking concerns have a presence in Leon County. CCB’s Leon County deposits totaled $996.9 million, or 42.2% of our consolidated deposits at December 31, 2012.

The following table depicts our market share percentage within each respective county, based on total commercial bank deposits within the county.

	Market Share as of June 30,(1)
	2012	2011	2010
Florida
Alachua County	4.5%	4.2%	4.8%
Bradford County	52.3%	52.2%	50.3%
Citrus County	3.3%	3.0%	2.9%
Clay County	1.8%	1.8%	1.8%
Dixie County	18.5%	18.8%	21.3%
Gadsden County	62.1%	60.4%	59.1%
Gilchrist County	42.1%	34.4%	39.2%
Gulf County	13.7%	11.3%	8.3%
Hernando County	1.9%	1.8%	2.0%
Jefferson County	21.4%	21.3%	19.5%
Leon County	16.5%	15.7%	16.9%
Levy County	28.7%	28.5%	28.6%
Madison County	9.7%	10.0%	10.2%
Pasco County	0.2%	0.2%	0.3%
Putnam County	18.0%	18.6%	14.9%
St. Johns County	1.1%	1.0%	0.9%
Suwannee County	6.9%	6.5%	6.7%
Taylor County	30.8%	32.0%	30.7%
Wakulla County	11.7%	10.9%	5.3%
Washington County	12.3%	13.0%	13.8%
Georgia
Bibb County	3.5%	3.5%	3.3%
Burke County	8.4%	8.3%	6.9%
Grady County	17.4%	15.8%	16.1%
Laurens County	10.4%	10.6%	10.9%
Troup County	7.2%	6.1%	7.2%
Alabama
Chambers County	7.7%	6.8%	5.7%

(1)	Obtained from the June 30, 2012 FDIC Summary of Deposits Report.

The following table sets forth the number of commercial banks and offices, including our offices and our competitors' offices, within each of the respective counties.

County	Number of Commercial Banks	Number of Commercial Bank Offices
Florida
Alachua	17	65
Bradford	3	3
Citrus	14	48
Clay	14	32
Dixie	4	5
Gadsden	4	6
Gilchrist	4	4
Gulf	3	7
Hernando	14	42
Jefferson	2	2
Leon	18	93
Levy	3	12
Madison	6	6
Pasco	25	116
Putnam	6	15
St. Johns	21	60
Suwannee	5	8
Taylor	3	4
Wakulla	3	5
Washington	6	6
Georgia
Bibb	10	53
Burke	5	10
Grady	5	8
Laurens	10	20
Troup	10	25
Alabama
Chambers	6	9

Data obtained from the June 30, 2012 FDIC Summary of Deposits Report.

Seasonality

We believe our commercial banking operations are not generally seasonal in nature; however, public deposits tend to increase with tax collections in the fourth and first quarters of each year and decline with spending thereafter.

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

Proposed Changes to Regulatory Capital Requirements

In June 2012, the federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord referred to as “Basel III”.  The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. A summary of the proposed regulatory changes is set forth below.

▪	New and Increased Capital Requirements. The proposed rules would establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the proposed regulations would increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital would consist of Common Equity Tier I Capital plus Additional Tier I Capital which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities would qualify as Additional Tier I Capital but could be included in Tier II Capital along with qualifying subordinated debt. The proposed regulations would also require a minimum Tier I leverage ratio of 4% for all institutions. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

▪	Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

▪	Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. To be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

▪	Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss (“NOL”) carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

▪	Changes in Risk-Weightings. The proposed rules would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages and would create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real estate projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

▪	Minimum Capital Requirements and Enhanced Supervision. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Regulatory Considerations – Capital City Bank – Capital Regulations”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

▪	Changes in Capital Treatment of Trust Preferred Securities. Dodd-Frank requires all trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 to be counted as Tier II Capital (with an exception for certain small bank holding companies). Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier I Capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

▪	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act created the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. Because this is an entirely new agency, the impact on us is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect our consumer business and operations, potentially resulting in increased compliance costs.

▪	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the designated reserve ratio to 2.0 percent.

▪	Payment of Interest on Demand Deposits. On July 21, 2011 the Federal Reserve’s final rule repealing Regulation Q, Prohibition Against Payment of Interest on Demand Deposits, became effective. Regulation Q was promulgated to implement the statutory prohibition against payment of interest on demand deposits by institutions that are member banks of the Federal Reserve set forth in Section 19(i) of the Federal Reserve Act. Section 627 of the Dodd-Frank Act repealed Section 19(i) of the Federal Reserve Act effective July 21, 2011. The final rule implements the Dodd-Frank Act’s repeal of Section 19(i). The final rule also repeals the Federal Reserve’s published interpretation of Regulation Q and removes references to Regulation Q found in the Federal Reserve’s other regulations, interpretations, and commentary.

▪	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. These requirements became effective on July 21, 2011.

▪	Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors. These requirements became effective on July 21, 2011.

▪	Enhanced Lending Limits. The Dodd-Frank Act strengthened the previous limits on a depository institution’s credit exposure to one borrower which limited a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

▪	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at CCB.

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

We suspended payments of dividends to our shareowners in December 2011. In regard to CCB’s and CCBG’s ability to declare and pay dividends and CCBG’s ability to borrow money, see the section entitled “Item 1 – Business – About Us – Regulatory Matter.”

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

Dividends

CCB is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The Federal Reserve may restrict the ability of CCB to pay dividends if such payments would constitute an unsafe or unsound banking practice. In addition, the Federal Reserve Resolutions impose restrictions on CCB’s ability to pay dividends. See “Item 1. Business – About Us – Regulatory Matter.”

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

Insurance of Accounts and Other Assessments

We pay our deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. Our deposit accounts are currently insured by the Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor. Beginning in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.25%. Thus, under TAGP, all money in these accounts was fully insured by the FDIC regardless of dollar amount. This increase to coverage was originally in effect through December 31, 2009, but was extended several times until it expired on December 31, 2012.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.025% of deposits for an institution in the highest sub-category of the highest category to 0.45% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier I capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $11.5 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately six tenths of a basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

Capital Regulations

The Federal Reserve has adopted risk-based capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. As described above, the federal banking regulators have issued proposed rules that, if adopted, would change these capital requirements to substantially conform with the Basel III international standards. However, final rules have not yet been adopted and, therefore, the new heightened Basel III capital requirements are not yet applicable. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier I Capital to total average assets less goodwill of 4% (the “leverage ratio”). The Federal Reserve permits a bank to maintain a minimum 3% leverage ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a nonpublic system used by bank regulators to rate the strength and weaknesses of financial institutions. The CAMELS rating is comprised of six categories: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk.

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

As of December 31, 2012, we exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well capitalized”, and are unaware of any material violation or alleged violation of these regulations, policies or directives (see table below). Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making additional capital infusions necessary.

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Tier I Capital:
CCBG	$239,520	14.35%	$67,104	4.00%	*	*
CCB	239,955	14.39%	67,045	4.00%	100,567	6.00%

Total Capital:
CCBG	262,377	15.72%	134,207	8.00%	*	*
CCB	260,906	15.64%	134,089	8.00%	167,612	10.00%

Tier I Leverage:
CCBG	239,520	9.90%	96,824	4.00%	*	*
CCB	239,955	9.93%	96,694	4.00%	83,806	5.00%

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

As a member of the FHLB of Atlanta, CCB is required to own capital stock in the FHLB in an amount at least equal to 0.15% (or 15 basis points), which is subject to annual adjustments, of the CCB’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the activity-based stock ownership requirement. On December 31, 2012, CCB was in compliance with this requirement.

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

Overdraft Fee Regulation

The Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, including the sustained trading price of our common stock at below book value, we are required to consider the recoverability of goodwill each quarter (rather than a typical annual assessment) and conduct a valuation analysis, if appropriate. Continued sustained decline in our market capitalization, disruptions in our business, or unexpected declines in our operating results and the resulting analyses could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios. Goodwill impairment is a non-cash charge, which does not adversely affect the calculation of our risk based and tangible capital ratios. Please see Note 4 in the Notes to Consolidated Financial Statements for additional discussion. As of December 31, 2012, we had $84.8 million in goodwill, which represented approximately 3.2% of our total assets.

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

As of December 31, 2012, the Bank’s allowance for loan losses was $29.2 million, which represented approximately 1.93% of its total amount of loans. The Bank had $64.2 million in nonaccruing loans as of December 31, 2012. The allowance may not prove sufficient to cover future loan losses. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank’s nonperforming or performing loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to the Bank’s allowance for loan losses would adversely impact our net income and capital in future periods, while having the effect of overstating our current period earnings.

If our nonperforming assets remain elevated, our earnings will suffer.

At December 31, 2012, our nonperforming loans totaled $64.2 million, or 4.22% of the total loan portfolio, representing a decrease of $10.8 million from December 31, 2011. At December 31, 2012, our nonperforming assets (which include other real estate owned) were $117.6 million, or 4.47% of total assets. In addition, the Bank had approximately $9.9 million in accruing loans that were greater than 30 days delinquent as of December 31, 2012. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or real estate owned. In addition, if our estimate for the recorded allowance for loan losses proves to be incorrect and our allowance is inadequate, we will have to increase the allowance accordingly. In addition, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activity.

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

We originate commercial real estate loans, commercial loans, construction loans, vacant land loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial real estate, commercial, construction, vacant land, and consumer loans may expose a lender to greater credit risk than loans secured by single-family residential real estate because the collateral securing these loans may not be sold as easily as single-family residential real estate. In addition, these loan types tend to involve larger loan balances to a single borrower or groups of related borrowers and are more susceptible to a risk of loss during a downturn in the business cycle. These loans also have historically had greater credit risk than other loans for the following reasons:

▪	Commercial Real Estate Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service. These loans also involve greater risk because they are generally not fully amortizing over a loan period, but rather have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. As of December 31, 2012, commercial real estate loans, including multi-family loans, comprised approximately 40.3% of our total loan portfolio.

▪	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business. In addition, the collateral securing the loans may depreciate over time, be difficult to appraise, be illiquid, or fluctuate in value based on the success of the business. As of December 31, 2012, commercial loans comprised approximately 9.2% of our total loan portfolio.

▪	Construction Loans. The risk of loss is largely dependent on our initial estimate of whether the property’s value at completion equals or exceeds the cost of property construction and the availability of take-out financing. During the construction phase, a number of factors can result in delays or cost overruns. If our estimate is inaccurate or if actual construction costs exceed estimates, the value of the property securing our loan may be insufficient to ensure full repayment when completed through a permanent loan, sale of the property, or by seizure of collateral. As of December 31, 2012, construction loans comprised approximately 2.9% of our total loan portfolio.

▪	Vacant Land Loans. Because vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. As of December 31, 2012, vacant land loans comprised approximately 7.4% of our total loan portfolio.

▪	Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss. As of December 31, 2012, consumer loans comprised approximately 10.4% of our total loan portfolio.

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

From time to time, the U.S. Congress and state legislatures consider changing laws and enact new laws to further regulate the financial services industry. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, into law. The Dodd-Frank Act has resulted in sweeping changes in the regulation of financial institutions. As discussed in the section entitled “Business-Regulatory Considerations” in our 2012 Annual Report on Form 10-K, the Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. The Dodd-Frank Act includes provisions that, among other things:

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

The expiration of unlimited FDIC insurance on certain noninterest-bearing transaction accounts may increase our interest expense and reduce our liquidity.

On December 31, 2012, unlimited FDIC insurance on certain noninterest-bearing transaction accounts under the Transaction Account Guarantee program expired. Under this program, prior to its expiration, all funds in a noninterest-bearing transaction account were insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum may cause depositors to move funds previously held in such noninterest-bearing accounts to interest-bearing accounts, which could increase our costs of funds and negatively impact our results of operations, or may cause depositors to withdraw their deposits and invest funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This could reduce our liquidity, or require us to pay higher interest rates to retain deposits and maintain our liquidity and could adversely affect our earnings.

The Federal Reserve’s repeal of the prohibition against payment of interest on demand deposits (Regulation Q) may increase competition for such deposits and ultimately increase interest expense.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. Our interest-earning assets include outstanding loans extended to our customers and securities held in our investment portfolio. We fund assets using deposits and other borrowings. Our strategy is to manage the mix of our deposits rather than compete on rate. As a result, approximately 28% of our deposits were non-interest bearing as of December 31, 2012.

On July 14, 2011, the Federal Reserve issued final rules to repeal Regulation Q, which had prohibited the payment of interest on demand deposits by institutions that are member banks of the Federal Reserve System. The final rules implement Section 627 of the Dodd-Frank Act, which repealed Section 19(i) of the Federal Reserve Act in its entirety effective July 21, 2011. As a result, banks and thrifts are now permitted to offer interest-bearing demand deposit accounts to commercial customers, which were previously forbidden under Regulation Q. The repeal of Regulation Q may cause increased competition from other financial institutions for these deposits. If we decide to pay interest on demand accounts, we would expect our interest expense to increase. Although Regulation Q has been effective for over one year, the impact may not have been realized yet because of the current zero interest rate policy environment.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future which would increase our operating costs.

Insured depository institution failures since 2008 have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the Deposit Insurance Fund to historical lows. The FDIC recently increased the designated reserve ratio from 1.25 to 2.00. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000, which may result in even larger losses to the Deposit Insurance Fund. These developments have caused an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher assessments increase our non-interest expense.

Since 2009, our assessment rates, which also include our assessment for participating in the FDIC’s Transaction Account Guarantee Program, have increased significantly. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special 5 basis point emergency assessment as of June 30, 2009, payable September 30, 2009, based on assets minus Tier I Capital at June 30, 2009, but the amount of the assessment was capped at 10.00 basis points of domestic deposits. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. We prepaid an assessment of $11.5 million, which incorporated a uniform 3.00 basis point increase, effective January 1, 2011.

These higher FDIC assessment rates and special assessments have had and will continue to have an adverse impact on our results of operations. Our FDIC insurance related cost was $3.3 million for the year ended December 31, 2012 compared to $0.8 million for the year ended December 31, 2008. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur.

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

Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level if there is an increase in the number of financial institution bank failures again.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The Bank is subject to extensive regulation, supervision and examination by the Florida Office of Financial Regulation, the Federal Reserve, and the FDIC. Our compliance with these industry regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. In addition, please see “Item 1. Business – About Us – Regulatory Matter” for a discussion regarding the Federal Reserve Resolutions. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

As described in further detail above in the section captioned “Regulatory Considerations –Proposed Changes to Regulatory Capital Requirements,” the federal banking regulators issued proposed rules that would create new and increased capital requirements for depository institutions in the U.S. If these rules are adopted, we would be required to maintain higher regulatory capital levels which could impact our operations, net income and our ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

Risks Related to Market Events

Our loan portfolio is heavily concentrated in mortgage loans secured by properties in Florida and Georgia which causes our risk of loss to be higher than if we had a more geographically diversified portfolio.

Our interest-earning assets are heavily concentrated in mortgage loans secured by real estate, particularly real estate located in Florida and Georgia. As of December 31, 2012, approximately 80% of our loans had real estate as a primary, secondary, or tertiary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower; however, the value of the collateral may decline during the time the credit is extended. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Additionally, as of December 31, 2012, substantially all of our loans secured by real estate are secured by commercial and residential properties located in Northern Florida and Middle Georgia. The concentration of our loans in this area subjects us to risk that a downturn in the economy or recession in those areas, such as the one from which these areas are currently recovering, could result in a decrease in loan originations and increases in delinquencies and foreclosures, which would more greatly affect us than if our lending were more geographically diversified. In addition, since a large portion of our portfolio is secured by properties located in Florida and Georgia, the occurrence of a natural disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us. We may suffer further losses due to the decline in the value of the properties underlying our mortgage loans, which would have an adverse impact on our results of operations and financial condition.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of our geographic markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the portfolio has historically been secured with real estate. As of December 31, 2012, approximately 40% and 40% of our $1.521 billion loan portfolio was secured by commercial real estate and residential real estate, respectively. As of this same date, approximately 3% was secured by property under construction.

Recent economic and market conditions have adversely affected our clients’ ability to repay their loans. If these conditions persist, or get worse, our clients’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

Future economic growth in our Florida market area is likely to be slower compared to previous years.

The State of Florida’s population growth has historically exceeded national averages. Consequently, the state has experienced substantial growth in population, new business formation, and public works spending. Due to the moderation of economic growth and migration into our market area and the downturn in the real estate market, management believes that growth in our market area will be restrained in the near term. We have experienced an overall slowdown in the origination of residential mortgage loans recently due to the slowing in residential real estate sales activity in our markets. A decrease in existing and new home sales decreases lending opportunities and negatively affects our income. Additionally, if property values decline further, this could lead to additional valuation adjustments on our loan portfolios.

The fair value of our investments could decline which would cause a reduction in shareowners’ equity.

Our investment securities portfolio as of December 31, 2012 has been designated as available-for-sale pursuant to U.S. generally accepted accounting principles relating to accounting for investments. Such principles require that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareowners’ equity (net of tax) as accumulated other comprehensive income/loss. At December 31, 2012, we maintained all of our investment securities in the available-for-sale classification.

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

On December 14, 2011, we announced the suspension of our quarterly dividend on our common stock. We believe that, given our inability to fully earn our historical dividend since 2008, it was, and continues to be, prudent to preserve our capital at least until the economic conditions in Florida and Georgia improve. In addition, in consultation with the Federal Reserve, we have agreed to defer the payment of interest on the Company’s trust preferred securities and to maintain the suspension of our quarterly dividend on our common stock until asset quality and the level of credit risk exposure improve. See “Item 1. Business – About Us – Regulatory Matter.” Due to our contractual obligations with the holders of the trust preferred securities, we may not make dividend payments to our shareowners in the future until all accrued and unpaid interest owed to trust preferred securities holders is paid. Therefore, we cannot pay dividends to our shareowners until we (i) obtain approval from our regulators to pay interest on our trust preferred securities, (ii) pay all accrued and unpaid interest owed to holders of our trust preferred securities, and (iii) obtain approval from our regulators to pay dividends to our shareowners. We remain committed to resuming dividend payments to our shareowners and interest on our trust preferred securities as soon as conditions warrant, and subject to approval from our regulators, which approval may not be granted until such time as CCB’s asset quality and the level of credit risk exposure further improve.

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

While our common stock is listed and traded on the Nasdaq Global Select Market, there has been limited trading activity in our common stock. The average daily trading volume of our common stock over the 12-month period ending December 31, 2012 was approximately 26,622 shares. Due to the limited trading activity of our common stock, relativity small trades may have a significant impact on the price of our common stock.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about our business and our Company. We do not have any control over securities analysts and they may not initiate coverage or continue to cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which may cause our stock price or trading volume to decline.

Our directors, executive officers, and principal shareowners, if acting together, have substantial control over all matters requiring shareowner approval, including changes of control. Because Mr. William G. Smith, Jr. is a principal shareowner and our Chairman, President, and Chief Executive Officer and Chairman of the Bank, he has substantial control over all matters on a day to day basis.

Our directors, executive officers, and principal shareowners beneficially owned approximately 40% of the outstanding shares of our common stock as of December 31, 2012. Our principal shareowners include Robert H. Smith who beneficially owns 20.2% of our shares and who is the brother of William G. Smith, Jr., our Chairman, President, and Chief Executive Officer. William G. Smith, Jr. beneficially owns 21.8% of our shares. In addition, 2S Partnership beneficially owns 6.1% of our shares, however, its shares are also deemed to be beneficially owned by Messrs. Smith and Smith. Together, Messrs. Smith and Smith beneficially own approximately 36% of our shares.

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

As of February 28, 2013, the Bank had 66 full service banking locations.  Of the 66 locations, the Bank leases the land, buildings, or both at 6 locations and owns the land and buildings at the remaining 60.

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

The following table presents the range of high and low closing sales prices reported on the NASDAQ Global Select Market and cash dividends declared for each quarter during the past two years.  We had a total of 1,691 shareowners of record as of March 1, 2013.

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Common stock price:
High	$11.91	$10.96	$8.73	$9.91	$11.11	$11.18	$13.12	$13.80
Low	9.04	7.00	6.35	7.32	9.43	9.81	9.94	11.87
Close	11.37	10.64	7.37	7.45	9.55	10.38	10.26	12.68
Cash dividends per share	0.00	0.00	0.00	0.00	0.00	0.10	0.10	0.10

Florida law and Federal regulations limit the amount of dividends that the Bank can pay annually to us. Pursuant to the Federal Reserve Resolutions, without prior approval, CCBG is prohibited from paying dividends to shareowners and CCB is prohibited from paying dividends to CCBG. In December 2011, we suspended dividend payments to our shareowners.

See Item 1. Business-About Us-Regulatory Matter. In addition, see further dividend restrictions in the subsection entitled “Capital; Dividends; Sources of Strength” and “Dividends” in the Business section on page 16 and the section entitled “Liquidity and Capital Resources – Dividends” -- in Management's Discussion and Analysis of Financial Condition and Operating Results on page 60 and Note 14 in the Notes to Consolidated Financial Statements.

Performance Graph

This performance graph compares the cumulative total shareholder return on our common stock with the cumulative total shareholder return of the Nasdaq Composite Index and the SNL Financial LC $1B-$5B Bank Index for the past five years.  The graph assumes that $100 was invested on December 31, 2007 in our common stock and each of the above indices, and that all dividends were reinvested.  The shareholder return shown below represents past performance and should not be considered indicative of future performance.

Total Return Performance
140
120
100
80
60
40
20
Index Value
Capital City Bank Group, Inc.
NASDAQ Composite
SNL Bank $1B-$5B
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Capital City Bank Group, Inc.	$100.00	$99.35	$53.57	$50.64	$39.45	$46.97
Nasdaq Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL $1B-$5B Bank Index	100.00	82.94	59.45	67.39	61.46	75.78

Item 6. Selected Financial Data

(Dollars in Thousands, Except Per Share Data)	2012	2011	2010	2009	2008

Interest Income	$89,680	$99,459	$110,495	$122,776	$142,866
Net Interest Income	84,312	91,922	97,533	105,934	108,866
Provision for Loan Losses	16,166	18,996	23,824	40,017	32,496
Noninterest Income	55,185	58,848	56,825	57,391	67,040
Noninterest Expense	124,559	126,248	133,916	132,115	121,472
Net Income (Loss)	108	4,897	(413)	(3,471)	15,225

Per Common Share:
Basic Net Income (Loss)	$0.01	$0.29	$(0.02)	$(0.20)	$0.89
Diluted Net Income (Loss)	0.01	0.29	(0.02)	(0.20)	0.89
Cash Dividends Declared	0.00	0.30	0.49	0.76	0.74
Diluted Book Value	14.31	14.68	15.15	15.72	16.27

Performance Ratios:
Return on Average Assets	0.00%	0.19%	(0.02)%	(0.14)%	0.59%
Return on Average Equity	0.04	1.86	(0.16)	(1.26)	5.06
Net Interest Margin (FTE)	3.81	4.18	4.32	4.96	4.96
Noninterest Income as % of Operating Revenues	39.66	39.13	36.81	35.14	38.11
Efficiency Ratio	88.72	83.24	85.95	79.78	68.10

Asset Quality:
Allowance for Loan Losses	$29,167	$31,035	$35,436	$43,999	$37,004
Allowance for Loan Losses to Loans	1.93%	1.91%	2.01%	2.30%	1.89%
Nonperforming Assets	117,648	137,623	123,637	122,408	106,098
Nonperforming Assets to Assets	4.47	5.21	4.72	4.52	4.26
Nonperforming Assets to Loans + OREO	7.47	8.14	6.81	6.27	5.39
Allowance to Nonperforming Loans	45.42	41.37	53.94	51.00	38.20
Net Charge-Offs to Average Loans	1.16	1.39	1.77	1.66	0.71

Capital Ratios:
Tier I Capital	14.35%	13.96%	13.24%	12.76%	13.34%
Total Capital	15.72	15.32	14.59	14.11	14.69
Tangible Capital	6.35	6.51	6.82	6.84	7.76
Leverage	9.90	10.26	10.10	10.39	11.51
Equity to Assets	9.37	9.54	9.88	9.89	11.20
Dividend Pay-Out	NM	103.45	NM	NM	83.71

Averages for the Year:
Loans, Net	$1,556,565	$1,686,995	$1,829,193	$1,961,990	$1,918,417
Earning Assets	2,229,621	2,221,317	2,294,282	2,184,232	2,240,649
Total Assets	2,590,173	2,583,197	2,644,731	2,516,815	2,567,905
Deposits	2,105,672	2,081,583	2,192,323	1,992,429	2,066,065
Shareowners' Equity	252,960	263,048	264,679	275,545	300,890

Year-End Balances:
Loans, Net	$1,521,302	$1,628,683	$1,758,671	$1,915,940	$1,957,797
Earning Assets	2,261,781	2,266,193	2,269,185	2,369,029	2,156,172
Total Assets	2,633,984	2,641,312	2,622,053	2,708,324	2,488,699
Deposits	2,144,996	2,172,519	2,103,976	2,258,234	1,992,174
Shareowners' Equity	246,889	251,492	259,019	267,899	278,830

Other Data:
Basic Average Shares Outstanding	17,204,559	17,139,558	17,075,867	17,043,964	17,141,454
Diluted Average Shares Outstanding	17,219,765	17,140,390	17,076,724	17,044,711	17,146,914
Shareowners of Record(1)	1,691	1,701	1,768	1,778	1,756
Banking Locations(1)	66	70	70	70	68
Full-Time Equivalent Associates(1)	913	959	975	1,006	1,042

(1)	As of record date. The record date is on or about March 1st of the following year.
NM – Not Meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.  The MD&A is divided into subsections entitled “Business Overview,” “Executive Overview,” “Results of Operations,” “Financial Condition,” “Liquidity and Capital Resources,”" “Off-Balance Sheet Arrangements,” “Fourth Quarter, 2012 Financial Results,” and “Accounting Policies.”  The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2012 compares with prior years.  Throughout this section, Capital City Bank Group, Inc., and its subsidiary, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

Much of our lending operations, approximately 78%, are within the State of Florida, which was particularly hard hit by the economic downturn that began in 2007. Furthermore, approximately 80% of our loan portfolio has real estate as the primary collateral, approximately 40% of which is secured by residential real estate. Evidence of the economic downturn in Florida is particularly reflected in higher unemployment, lower housing values, increased bankruptcy filings, reduction in median incomes, and overall wealth reduction due to continued depressed markets. Furthermore, a protracted low interest rate environment has reduced asset yields. The aforementioned conditions have adversely affected our financial performance and financial institutions statewide reflective of lower net interest income and higher levels of problem assets and credit-related costs. While declining economic and market conditions have stabilized and improvement was seen in 2011 and 2012, the pace of recovery has been slow with relatively soft economic growth expected in the near term.

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

We have sought to build a franchise in small-to medium-sized, less competitive markets, located on the outskirts of the larger metropolitan markets where we are positioned as a market leader. Many of our markets are on the outskirts of these larger markets in close proximity to major interstate thoroughfares such as Interstates I-10 and I-75. Our three largest markets are Tallahassee (Leon-Florida), Gainesville (Alachua-Florida), and Macon (Bibb-Georgia). In 13 of 20 markets in Florida and 3 of 5 markets in Georgia, we rank within the top 4 banks in terms of market share. Furthermore, in the counties in which we operate, we maintain an average 8.82% market share in the Florida counties and 6.26% in the Georgia counties, suggesting that there is significant opportunity to grow market share within these geographic areas. The larger employers in many of our markets are state and local governments, healthcare providers, educational institutions, and small businesses. While we realize that the markets in our footprint do not provide for a level of potential growth that the larger metropolitan markets may provide, our markets do provide good growth dynamics and have historically grown in excess of the national average. We strive to provide value added services to our clients by being their banker, not just a bank. This element of our strategy distinguishes Capital City Bank from our competitors.

While our growth is below historical norms, our long-term vision remains to profitably expand our franchise through a combination of organic growth in existing markets and acquisitions. We have long understood that our core deposit funding base is a predominant driver of our profitability and overall franchise value, and have focused extensively on this component of our organic growth efforts in recent years. While we have not been an active acquirer of banks since 2005, this component of our strategy is still in place. Since 2005, unreasonable pricing expectations, economic conditions and the regulatory environment have driven an enhanced focus on organic growth.

As conditions improve, potential acquisition growth will continue to be focused on Florida, Georgia, and Alabama with a particular focus on financial institutions located on the outskirts of larger, metropolitan areas. Five markets have been identified, four in Florida and one in Georgia, in which management will proactively pursue expansion opportunities. These markets include Alachua, Marion, Hernando/Pasco counties in Florida, the western panhandle of Florida, and Bibb and surrounding counties in central Georgia. Our focus on some of these markets may change as we continue to evaluate our strategy and the impact the current economic cycle is having on any individual market. We will also continue to evaluate de novo expansion opportunities in attractive new markets in the event that acquisition opportunities are not feasible. Other expansion opportunities that will be evaluated include asset management and mortgage banking. Embedded in our acquisition strategy is our desire to partner with institutions that are culturally similar, have experienced management and possess either established market presence or have potential for improved profitability through growth, economies of scale, or expanded services. Generally, these target institutions will range in asset size from $100 million to $400 million. We believe our ability to expand, however, has been limited in the short-term due to our current level of credit risk exposure and the Federal Reserve Resolutions (See Item 1. Business-About Us-Regulatory Matter).

EXECUTIVE OVERVIEW

2012 overall was another challenging year for our Company as the economic recovery in Florida has progressed at a slow rate as evidenced by continued sluggish loan demand and a still elevated level of nonperforming assets. Earnings performance was unfavorably impacted by further reduction in loan portfolio balances, but lower credit-related costs helped to partially offset the impact of lower net interest income resulting in a profitable year for the Company.

Earnings performance for the first half of 2012 was impacted by higher credit-related costs, most significantly, our loan loss provision which was elevated due to an increase in impaired loans. For the second half of 2012, we realized many favorable trends in our credit metrics driven by slower problem loan inflow and lower loss content in our problem loans resulting in a lower level of loan loss provision. We also continued to realize progress in disposing of properties classified as other real estate owned (“OREO”). Progress in reducing our operating costs also contributed to earnings for the second half of 2012.

During 2012, we continued to focus on core earnings drivers to better position us for the future. Strategic initiatives to enhance noninterest income and reduce operating costs contributed to earnings in 2012 and will continue to do so in 2013. Core deposit balances grew in 2012 affording us the ability to rely on less costly funding and deepen our banking relationships through cross-sell of other bank products, both of which favorably impacted our earnings.

Our regulatory capital ratios improved year over year and remain well above the regulatory-defined levels required to be considered “well capitalized”. We continued to carry a high level of liquidity in 2012 as a result of loan portfolio run-off and deposit growth. Suspension of our common stock dividend continued in 2012 as we believe that a capital preservation strategy in the near term is in the best interest of our shareowners as we continue to work through the protracted economic recovery in Florida.

In 2013, we will continue to allocate significant resources to nonperforming asset resolution and improving credit quality and believe our slow and steady approach is in the best long-term interest of our shareowners. We expect 2013 to be another year of recovery, yet at a faster pace, as we continue to reduce our inventory of nonperforming assets. Improvement in the efficiency and effectiveness of our product delivery channels and resource realignment in niche business lines was an area of focus in 2012 and will likely impact revenues favorably in 2013.

Key components of our 2012 financial performance are summarized below:

Results of Operations

•	For 2012, taxable equivalent net interest income decreased $7.9 million, or 8.5%, to $84.9 million driven by a decline in loan income attributable to lower portfolio balances and unfavorable asset repricing, which was partially offset by reductions in interest expense. Our net interest margin of 3.81% in 2012 was 37 basis points lower than the 4.18% recorded in 2011, reflecting an unfavorable shift in the mix of our earning assets due lower loan balances and continued downward pressure on yields reflective of the extended low rate environment. We continue to manage our deposit mix to partially mitigate the unfavorable impact of weak loan demand and repricing.

•	We recorded a loan loss provision of $16.2 million for 2012 compared to $19.0 million in 2011 reflecting a slower problem loan migration, lower loan loss experience, and improved credit metrics. OREO costs continue to be a significant driver of our performance and totaled $11.5 million in 2012 versus $12.7 million in 2011, reflecting a decrease in the level of valuation write-downs.

•	For 2012, noninterest income totaled $55.2 million, a $3.6 million decrease from 2011 driven by a reduction in other income, primarily attributable to a $3.2 million gain from the sale of our Visa stock recognized during 2011 and to a lesser extent a reduction in gains from the sale of other real estate properties. Lower data processing fees and wealth management fees also contributed to the year over year decrease, but were partially offset by higher deposit fees, mortgage banking fees, and bank card fees.

•	Noninterest expense totaled $124.6 million in 2012, a $1.7 million, or 1.3%, decrease from 2011 attributable to a reduction in other expense, primarily lower OREO costs, partially offset by higher compensation expense. The increase in compensation expense was attributable to an increase in associate benefit expense reflective of an higher expense for our pension plans, but was partially offset by a reduction in salary expense attributable to a reduction in headcount.

Financial Condition

•	Average earning assets for 2012 were approximately $2.230 billion, an increase of $8.3 million, or 0.4%, over 2011 reflecting a $155.3 million increase in short term investments partially offset by a $16.6 million decline in average investment securities and $130.4 million decrease in average loans. The unfavorable shift in our mix of earning assets reflects slow recovery of loan demand in our markets and reduction in loan balances due to the migration of loans to OREO status as well as loan charge-offs.

•	We continue to maintain a strong liquidity position as evidenced by average funds sold of approximately $384.0 million for the year.

•	Average deposit balances increased by $24.1 million, or 1.2%, in 2012, driven by growth in core deposit categories, primarily noninterest bearing demand deposit accounts (“DDA”), NOW, and savings account balances, partially offset by a decline in higher cost certificate of deposit balances. Maintenance of a strong core deposit funding base has enabled us to manage the mix of our deposits to partially mitigate the impact of the extended low interest rate environment on our earning asset yields.

•	At year-end 2012, our nonperforming assets totaled $117.7 million, a decrease of $19.9 million from year-end 2011. Nonaccrual loans totaled $64.2 million at year-end 2012, a $10.8 million decrease from year-end 2011, attributable to loan resolutions which outpaced gross additions. Nonaccrual additions slowed significantly year over year, by approximately $45 million. The balance of OREO totaled $53.4 million at year-end 2012, a decrease of $9.2 million from year-end 2011. We continued to experience progress during 2012 in our efforts to dispose of OREO selling properties totaling $28.2 million compared to $27.8 million in 2011.

•	Our allowance for loan losses at year-end 2012 was $29.2 million (1.93% of loans) and provided coverage of 45% of nonperforming loans compared to $31.0 million (1.91% of loans) and 41% of nonperforming loans at year-end 2011. Net charge-offs for 2012 totaled $18.0 million, or 1.16% of total loans compared to $23.4 million, or 1.39%, in 2011 reflective of lower charge-offs for construction loans and residential real estate loans, primarily vacant land. Over the last five years, we have recorded a cumulative loan loss provision totaling $131.5 million, or 6.9% of beginning loans and have recognized cumulative net charge-offs of $120.0 million, or 6.3% of beginning loans.

•	Shareowners’ equity declined by $5.0 million from $251.9 million at December 31, 2011 to $246.9 million at December 31, 2012 primarily due to an increase in the pension component of our other comprehensive income. We continue to maintain a strong capital base as evidenced by a risk based capital ratio of 15.72% and a tangible common equity ratio of 6.35% at year-end 2012 compared to 15.32% and 6.51%, respectively, at year-end 2011. In late 2011, we suspended dividend payments to preserve our capital given lower earnings performance and the slower economic recovery in our markets.

RESULTS OF OPERATIONS

For 2012, we realized net income of $0.1 million, or $0.01 per diluted share compared to net income of $4.9 million, or $0.29 per diluted share, in 2011, and a net loss of $0.4 million, or $0.02 per diluted share in 2010.

The decline in earnings was attributable to lower operating revenues of $11.3 million partially offset by a decrease in our loan loss provision of $2.8 million, a decrease in noninterest expense of $1.7 million and a reduction in income taxes of $2.0 million. 2011 performance reflects the sale of our Visa Class B shares of stock (“Visa stock”), which resulted in a $2.6 million net gain ($3.2 million pre-tax included in noninterest income and a swap liability of $0.6 million included in noninterest expense).

The improvement in earnings for 2011 as compared to 2010 reflected a decrease in our loan loss provision of $4.8 million, a $2.0 million increase in noninterest income, and lower noninterest expense of $7.7 million, partially offset by a reduction in net interest income of $5.6 million and higher income taxes of $3.6 million. The aforementioned gain from the sale of our Visa stock also contributed to 2011 earnings.

A condensed earnings summary for the last three years is presented in Table 1 below:

Table 1

CONDENSED SUMMARY OF EARNINGS

(Dollars in Thousands, Except Per Share Data)	2012	2011	2010
Interest Income	$89,680	$99,459	$110,495
Taxable Equivalent Adjustments	616	925	1,447
Total Interest Income (FTE)	90,296	100,384	111,942
Interest Expense	5,368	7,537	12,962
Net Interest Income (FTE)	84,928	92,847	98,980
Provision for Loan Losses	16,166	18,996	23,824
Taxable Equivalent Adjustments	616	925	1,447
Net Interest Income After Provision for Loan Losses	68,146	72,926	73,709
Noninterest Income	55,185	58,848	56,825
Noninterest Expense	124,559	126,248	133,916
(Loss) Income Before Income Taxes	(1,228)	5,526	(3,382)
Income Tax (Benefit) Expense	(1,336)	629	(2,969)
Net Income (Loss)	$108	$4,897	$(413)

Basic Net Income (Loss) Per Share	$0.01	$0.29	$(0.02)
Diluted Net Income (Loss) Per Share	$0.01	$0.29	$(0.02)

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

In 2012, our taxable equivalent net interest income decreased $7.9 million, or 8.5%.  This follows a decrease of $6.1 million, or 6.2%, in 2011, and a decrease of $9.3 million, or 8.5%, in 2010.  The decrease in our taxable equivalent net interest income in all years was primarily driven by declines in loan income attributable to lower portfolio balances and unfavorable asset repricing, which was partially offset by reductions in interest expense.  The lower interest expense is primarily attributable to declines in certificates of deposit balances and reflects favorable repricing in all interest bearing deposit categories.

For the year 2012, taxable equivalent interest income declined $10.1 million, or 10.0%, from 2011 $11.6 million, or 10.3% in 2011 from 2010, and $13.1 million, or 10.5%, in 2010 from 2009.  The decrease for all periods is specifically attributable to both the shift in earning asset mix and lower yields. The declining loan portfolio has resulted in the higher yielding earning assets being replaced with lower yielding federal funds or investment securities. Additionally, lower yields on new loan and investment production and loan portfolio repricing continue to adversely affect net interest income.

These factors produced a 47 basis point decline in the yield on earning assets, which decreased from 4.52% in 2011 to 4.05% for 2012.  This compares to a 36 basis point decline in 2011 over 2010.

Interest expense decreased $2.2 million, or 28.8%, from 2011, and $5.4 million, or 41.9%, in 2011 over 2010.  The lower cost of funds when compared to both periods was a result of continued rate reductions on all deposit products except savings accounts.  The rate reductions on deposits reflect our response to a historically low interest rate environment and desire to continue our focus on core banking relationships. The average rate paid on interest bearing liabilities decreased 12 and 25 basis points compared to 2011 and 2010, respectively, reflecting the factors mentioned above.

Our interest rate spread (defined as the taxable equivalent yield on average earning assets less the average rate paid on interest bearing liabilities) decreased 35 basis points in 2012 compared to 2011 and declined 12 basis points in 2011 compared to 2010.  The decrease in both years was primarily attributable to the adverse impact of lower rates and a change in the mix of earning assets, which more than offset the repricing of our deposit base.

The decline in the loan portfolio, coupled with the low rate environment continues to put downward pressure on our net interest income.  The loan portfolio yield has been declining because the average rate on new loans is lower than the loans being paid off and the existing adjustable rate loans reprice lower. Lowering our cost of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing, although any further impact is expected to be minimal.

Our net interest margin (defined as taxable equivalent interest income less interest expense divided by average earning assets) of 3.81% in 2012 was 37 basis points lower than the 4.18% recorded in 2011 and 14 basis points lower than the 4.32% reported in 2010.  In 2012, compared to 2011, the yield on earning assets declined 47 basis points and was partially offset by a decline in the cost of funds of 10 basis points.

The continued asset repricing and an unfavorable shift in our earning asset mix resulted in a net interest margin of 3.78% for the fourth quarter of 2012, which represents a decline of 39 basis points over the fourth quarter of 2011.  The decline in earning assets primarily attributable to the loan portfolio, coupled with the low rate environment continues to put pressure on our net interest income.  Lowering our costs of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing.

As experienced in 2011 and again throughout 2012, historically low interest rates (essentially setting a floor on deposit repricing), foregone interest, unfavorable asset repricing without the flexibility to significantly adjust deposit rates and core deposit growth (which has strengthened our liquidity position, but contributed to an unfavorable shift in our earning asset mix), have all placed pressure on our net interest margin.  Our current strategy, as well as historically, is to not accept greater interest rate risk by reaching further out the curve for yield, particularly given the fact that short term rates are at historical lows.  We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions.  Over time, this strategy has produced fairly consistent outcomes and a net interest margin that is significantly above peer comparisons.  Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin throughout 2013.

Table 2

AVERAGE BALANCES AND INTEREST RATES

	2012			2011			2010
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,556,565	$85,780	5.51%	$1,686,995	$95,520	5.66%	$1,829,193	$106,342	5.81%
Taxable Investment Securities	223,429	2,912	1.27	243,059	3,320	1.38	126,078	2,681	2.12
Tax-Exempt Investment Securities(2)	65,560	658	1.00	62,497	996	1.59	90,352	2,332	2.58
Funds Sold	384,067	946	0.25	228,766	548	0.24	248,659	587	0.23
Total Earning Assets	2,229,621	90,296	4.05%	2,221,317	100,384	4.52%	2,294,282	111,942	4.88%
Cash & Due From Banks	48,924			48,823			51,883
Allowance for Loan Losses	(30,959)			(32,066)			(40,717)
Other Assets	342,587			345,123			339,283
TOTAL ASSETS	$2,590,173			$2,583,197			$2,644,731

LIABILITIES
NOW Accounts	$771,617	$634	0.08%	$748,774	$890	0.12%	$863,719	$1,406	0.16%
Money Market Accounts	280,165	255	0.09	282,271	437	0.15	320,786	1,299	0.41
Savings Accounts	175,712	87	0.05	151,801	73	0.05	131,945	65	0.05
Other Time Deposits	267,263	1,132	0.42	330,750	2,547	0.77	413,428	5,875	1.42
Total Interest Bearing Deposits	1,494,757	2,108	0.14%	1,513,596	3,947	0.26%	1,729,878	8,645	0.50%
Short-Term Borrowings	52,178	196	0.38	68,061	305	0.45	27,864	159	0.57
Subordinated Notes Payable	62,887	1,477	2.31	62,887	1,380	2.16	62,887	2,008	3.15
Other Long-Term Borrowings	41,513	1,587	3.82	47,841	1,905	3.98	51,767	2,150	4.15
Total Interest Bearing Liabilities	1,651,335	5,368	0.33%	1,692,385	7,537	0.45%	1,872,396	12,962	0.69%
Noninterest Bearing Deposits	610,915			567,987			462,445
Other Liabilities	74,963			59,777			45,211
TOTAL LIABILITIES	2,337,213			2,320,149			2,380,052

SHAREOWNERS' EQUITY
TOTAL SHAREOWNERS' EQUITY	252,960			263,048			264,679

TOTAL LIABILITIES & EQUITY	$2,590,173			$2,583,197			$2,644,731

Interest Rate Spread			3.72%			4.07%			4.19%
Net Interest Income		$84,928			$92,847			$98,980
Net Interest Margin(3)			3.81%			4.18%			4.32%

(1)	Average balances include nonaccrual loans. Interest income includes loan fees of $1.6 million, $1.5 million, and $1.5 million in 2012, 2011, and 2010, respectively.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Table 3

RATE/VOLUME ANALYSIS(1)

	2012 vs. 2011				2011 vs. 2010
	Increase (Decrease) Due to Change In				Increase (Decrease) Due to Change In
(Taxable Equivalent Basis - Dollars in Thousands)	Total	Calendar	Volume	Rate	Total	Volume	Rate
Earnings Assets:
Loans, Net of Unearned Interest(2)	$(9,740)	262	(7,610)	(2,392)	$(10,822)	$(8,181)	$(2,641)
Investment Securities:
Taxable	(408)	9	(181)	(236)	640	1,908	(1,268)
Tax-Exempt(2)	(338)	3	49	(390)	(1,337)	(719)	(618)
Funds Sold	398	1	535	(138)	(39)	(46)	7

Total	(10,088)	275	(7,207)	(3,156)	(11,558)	(7,038)	(4,520)

Interest Bearing Liabilities:
NOW Accounts	(256)	3	109	(368)	(515)	(187)	(328)
Money Market Accounts	(182)	1	(3)	(180)	(862)	(156)	(706)
Savings Accounts	14	—	12	2	8	10	(2)
Time Deposits	(1,415)	7	(487)	(935)	(3,329)	(1,176)	(2,153)
Short-Term Borrowings	(109)	1	(112)	2	145	135	10
Subordinated Notes Payable	97	4	0	93	(628)	—	(628)
Long-Term Borrowings	(318)	5	(251)	(72)	(244)	(163)	(81)
Total	(2,169)	21	(732)	(1,458)	(5,425)	(1,537)	(3,888)
Changes in Net Interest Income	$(7,919)	254	(6,475)	(1,698)	$(6,133)	$(5,501)	$(632)

(1)	This table shows the change in taxable equivalent net interest income for comparative periods based on either changes in average volume or changes in average rates for earning assets and interest bearing liabilities. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate to adjust interest on tax-exempt loans and securities to a taxable equivalent basis.

Provision for Loan Losses

The provision for loan losses was $16.2 million in 2012 compared to $19.0 million in 2011 and $23.8 million in 2010. Slower problem loan migration, lower loan loss experience, and improved credit metrics resulted in a lower level of loan loss provision for 2012. We discuss these trends in further detail below under Risk Element Assets and Allowance for Loan Losses.

The decline in the loan loss provision for 2011 compared to 2010 was primarily due to lower specific reserves required for newly identified impaired loans. Early in the credit cycle during 2008 and 2009, we experienced a higher volume of impaired loan additions related to higher risk borrowing activities, primarily construction and land development. We discuss this trend in further detail below under Risk Element Assets and Allowance for Loan Losses.

Noninterest Income

Noninterest income totaled $55.2 million in 2012, $58.8 million in 2011, and $56.8 million in 2010. For 2012, the $3.6 million decrease from 2011 was driven by a reduction in other income of $4.6 million. The decline in other income was due to a $3.2 million gain from the sale of our Visa stock recognized during 2011 and to a lesser extent a reduction in gains from the sale of OREO properties. Lower data processing fees of $0.5 million and wealth management fees of $0.4 million also contributed to the year over year decrease. The unfavorable variances were partially offset by higher deposit fees of $0.3 million, mortgage banking fees of $0.9 million and bank card fees of $0.6 million.

For 2011, the $2.0 million increase over 2010 was driven by a $2.2 million increase in other income. The increase in other income reflects the aforementioned $3.2 million gain from the sale of our Visa stock during 2011 that was partially offset by lower merchant fees of $1.1 million. Higher retail brokerage fees of $0.4 million and bank card fees of $0.9 million also contributed to the year over year increase, but were partially offset by lower deposit fees of $1.0 million.

Noninterest income as a percent of total operating revenues (net interest income plus noninterest income) was 39.6% in 2012, 39.0% in 2011, and 36.8% in 2010. The variance in this metric for 2012 and 2011 reflects the impact of the 2011 gain from the sale of our Visa stock. This metric was also impacted by a lower level of net interest income in all respective years.

The table below reflects the major components of noninterest income.

(Dollars in Thousands)	2012	2011	2010
Noninterest Income:
Service Charges on Deposit Accounts	$25,792	$25,451	$26,500
Data Processing Fees	2,713	3,230	3,610
Asset Management Fees(1)	4,155	4,364	4,235
Retail Brokerage Fees(1)	3,026	3,251	2,820
Securities Transactions	—	—	8
Mortgage Banking Fees	3,600	2,675	2,948
Interchange Fees(2)	6,451	5,622	5,077
ATM/Debit Card Fees(2)	4,332	4,519	4,123
Other	5,116	9,736	7,504
Total Noninterest Income	$55,185	$58,848	$56,825

(1)	Together “Wealth Management Fees”
(2)	Together “Bank Card Fees”

Various significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. For 2012, deposit service charge fees totaled $25.8 million, compared to $25.5 million in 2011 and $26.5 million in 2010. The $0.3 million, or 1.3%, increase over 2011 was driven by a lower level of charged off checking accounts and improved fee collection experience. The $1.0 million, or 4.0%, decline in 2011 compared to 2010 was attributable to a lower level of overdraft fees, partially offset by a lower level of charged off checking accounts and refunded service charges. For all respective years we have realized a lower level of overdraft fees due to reduced activity that reflects a higher level of consumer awareness that has both impacted consumer and business spending habits, as well as new overdraft rules under Regulation E that became effective in mid 2010.

Data Processing Fees. For 2012, data processing fees totaled $2.7 million, compared to $3.2 million in 2011 and $3.6 million in 2010. The decreases in both 2012 and 2011 were due to a reduction in the number of banks that we provide processing services to as two of our user banks were acquired and discontinued service in mid 2011. We currently maintain processing arrangements with five banks and five government agencies. One of the government agency clients represents approximately 46% of our total data processing fees. We have performed item processing for this agency for approximately 30 years – the processing contract has historically been subject to renewal every three years and was last renewed in 2012 for a one year extension.

Asset Management Fees. For 2012, asset management fees totaled $4.2 million, compared to $4.4 million in 2011 and $4.2 million in 2010. At year-end 2012, assets under management totaled $614.3 million, reflecting a decrease of $46.3 million, or 7.0% from 2011. At year-end 2011, assets under management totaled $660.6 million, reflecting a decrease of $84.3 million, or 11.3% from 2010. The decline in fees for 2012 was driven by lower asset values for managed accounts as well as a decline in estate management fees. The higher level of fees for 2011 was due to revision of our fee schedule for all account types. Fees charged on our asset management accounts are based on a percentage of asset value.

Retail Brokerage Fees. Fees from the sale of retail investment and insurance products totaled $3.0 million in 2012 compared to $3.2 million in 2011 and $2.8 million for 2010. The decrease for 2012 is attributable to lower account activity by our clients. The increase in 2011 reflects higher trade activity by existing clients as well as a higher level of new account relationships.

Mortgage Banking Fees. Mortgage banking fees totaled $3.6 million in 2012 compared to $2.7 million in 2011 and $3.0 million in 2010. The $0.9 million, or 34.6%, increase for 2012 is attributable to increased home purchase activity in our markets and an increase in refinancing activity due to the lower rate environment. The $0.3 million, or 9.3%, decrease in 2011 was due to a decline in loan production driven by lower home purchase activity in our Tallahassee market due to lingering concerns about job and benefit reductions due to the state budget deficit. Market conditions, housing activity, the level of interest rates and the percent of our fixed rate production have significant impacts on our mortgage banking fees.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) totaled $10.8 million in 2012 compared to $10.1 million in 2011 and $9.2 million in 2010. The increase for both comparable periods reflects higher card utilization as well as an increase in the number of active cards due to an increase in transaction accounts. Additionally, an ATM fee increase contributed to the higher revenues in 2011.

Other. Other noninterest income totaled $5.1 million in 2012 compared to $9.7 million and $7.5 million, respectively, for 2011 and 2010. The variances for both 2012 and 2011 reflect the impact of a $3.2 million gain from the sale of our Visa stock in 2011. A lower level of gains from the sale of other real estate properties contributed to the decrease in 2012. The increase in 2011 reflects the sale of our Visa stock, partially offset by a reduction in merchant fees, which is attributable to the sale of our merchant services portfolio and an expected reduction in this revenue source as we discontinued servicing our last remaining client in mid-2010.

Noninterest Expense

Noninterest expense totaled $124.6 million in 2012 compared to $126.2 million in 2011 and $133.9 million in 2010. For 2012, the $1.7 million, or 1.3%, decrease was primarily attributable to a decline in other expense of $2.1 million and occupancy expense of $0.2 million, partially offset by higher compensation expense of $0.6 million. The reduction in other expense reflects lower OREO expense of $1.2 million, advertising expense of $0.7 million, FDIC insurance fees of $0.4 million, intangible amortization of $0.2 million, and miscellaneous expense of $0.7 million, partially offset by higher professional fees of $1.1 million. Occupancy expense decreased due to lower expense for premises of $0.5 million, partially offset by a reduction in furniture, fixtures, and equipment (“FF&E”) expense of $0.3 million. The $0.6 million increase in compensation expense was attributable to higher expense for associate benefits of $2.1 million (primarily higher pension expense), partially offset by a reduction in salary expense of $1.5 million.

For 2011, the $7.7 million, or 5.7%, decline from 2010 reflects lower other expense of $7.8 million and occupancy expense of $0.8 million, partially offset by higher compensation expense of $0.9 million. The decline in other expense was driven by lower expense for FDIC insurance fees of $1.9 million, intangible amortization of $2.0 million, and OREO properties of $2.2 million. Occupancy expense declined due to lower expense for premises of $0.4 million and FF&E of $0.4 million. The increase in compensation expense reflects higher associate benefit expense of $0.6 million and salary expense of $0.3 million.

Our operating efficiency ratio (expressed as noninterest expense as a percent of taxable equivalent net interest income plus noninterest income) was 88.72%, 83.24% and 85.95% in 2012, 2011 and 2010, respectively. Reduction in net interest income, higher OREO expense, and an increase in FDIC insurance fees are the primary reasons for the elevated efficiency ratio for all of the aforementioned periods. The improvement in this metric for 2011 was primarily due to the favorable impact of the $3.2 million pre-tax gain from the sale of our Visa stock.

We expect to continue to realize an elevated level of costs related to the management and resolution of nonperforming assets, but at a reduced level compared to prior years. These costs are primarily related to legal fees to support the collection of loans and OREO properties, OREO carrying costs and valuation write-downs. We continue to review and evaluate opportunities to optimize our operations and reduce operating costs as well as better manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

(Dollars in Thousands)	2012	2011	2010
Noninterest Expense:
Salaries	$48,925	$50,417	$50,102
Associate Benefits	15,317	13,225	12,653
Total Compensation	64,242	63,642	62,755

Premises	9,074	9,622	10,010
Equipment	8,903	8,558	8,929
Total Occupancy	17,977	18,180	18,939

Legal Fees	4,303	4,106	4,301
Professional Fees	4,882	3,832	4,338
Processing Services	3,967	3,708	3,651
Advertising	1,815	2,471	2,905
Travel and Entertainment	839	898	958
Printing and Supplies	1,154	1,321	1,455
Telephone	1,896	1,895	2,059
Postage	1,595	1,780	1,650
Insurance – Other	4,104	4,474	6,324
Intangible Amortization	431	675	2,682
Other Real Estate Owned	11,506	12,677	14,922
Miscellaneous	5,848	6,589	6,977
Total Other	42,340	44,426	52,222

Total Noninterest Expense	$124,559	$126,248	$133,916

Various significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $64.2 million in 2012, $63.6 million in 2011, and $62.8 million in 2010. The $0.6 million, or 0.9%, increase in 2012 was due to higher associate benefit expense of $2.1 million partially offset by lower salary expense of $1.5 million. The increase in associate benefit expense reflects higher expense for our defined benefit pension plan of $1.6 million primarily driven by the lower discount rate used for computing plan cost. Higher stock compensation expense of $0.4 million also contributed to the increase. The reduction in salary expense was driven by a reduction in base salary expense of $1.1 million attributable to further reduction in associate headcount as well as a $0.7 million decline in performance pay, partially offset by lower realized loan cost of $0.2 million. Realized loan cost, which reflects the deferral and amortization of loan costs, is accounted for as a credit offset to salary expense. A lower number of loans originated during 2012 compared to the prior year reduced the amount of this credit offset.

For 2011, the $0.9 million, or 1.4%, increase was due to higher associate salary expense of $0.3 million and higher associate benefit expense of $0.6 million. The increase in associate salaries reflects higher performance pay of $1.1 million and lower realized loan cost of $0.3 million, partially offset by lower base salary expense of $1.1 million. The increase in performance pay reflects an increased pay-out level for both associate and company incentive plans compared to the prior year. The decrease in base salary expense reflects a reduction in associate headcount attributable to attrition. The increase in associate benefit expense for 2011 was due to higher expense for our defined benefit pension plan primarily driven by the lower discount rate used for computing plan cost.

Occupancy. Occupancy expense (including premises and equipment) totaled $18.0 million for 2012, $18.2 million for 2011, and $18.9 million for 2010. For 2012, lower premises expense of $0.5 million was partially offset by higher FF&E expense of $0.3 million. A reduction in building maintenance/repair costs as well as utility costs drove the decrease in premises expense reflecting our efforts to re-negotiate vendor contracts and proactively manage our energy costs. The increase in FF&E expense was attributable to higher network system costs. Occupancy expense for 2011 compared to 2010 was favorably impacted by lower FF&E depreciation of $0.4 million, retail office leases of $0.5 million, and utility expense of $0.1 million, partially offset by higher expense for premises depreciation of $0.1 million and software licenses of $0.1 million. The reduction in FF&E depreciation expense primarily reflects full depreciation of larger technology components of both our mainframe and network systems. Utility expense declined due to energy management initiatives implemented during 2011 as well as lower utility rates in our Tallahassee market. The unfavorable variance in software license expense was primarily due to the upgrade of our financial reporting system during 2011.

Other. Other noninterest expense totaled $42.3 million in 2012, $44.4 million in 2011, and $52.2 million in 2010. The $2.1 million, or 4.7%, decrease in 2012 was attributable to lower expense for OREO properties of $1.2 million, advertising expense of $0.7 million, FDIC insurance fees of $0.4 million, intangible amortization of $0.2 million, and miscellaneous expense of $0.7 million, partially offset by higher professional fees of $1.1 million. A lower level of valuation adjustments drove the decline in expense for OREO properties. The reduction in advertising expense reflects a lower level of brand promotional activities and improved control over public relations costs. FDIC insurance costs declined due to maintenance of a lower assessment base during 2012. The decrease in intangible amortization expense reflects the full amortization of certain core deposit intangibles related to past acquisitions. Lower expense for the Visa swap liability associated with the sale of our Visa shares during 2011 drove the decline in miscellaneous expense. The increase in professional fees was primarily due to higher consulting fees and external audit fees.

For 2011, the $7.8 million, or 14.9%, decline was primarily due to lower expense for OREO properties of $2.2 million, intangible amortization of $2.0 million, and FDIC insurance fees of $1.9 million. Lower expense for professional fees of $0.5 million, advertising of $0.4 million, legal fees of $0.2 million, telephone of $0.2 million, and miscellaneous expense of $0.4 million also contributed to the favorable variance. The lower level of expense for OREO properties reflects a decline in the level of valuation adjustments. Intangible amortization expense declined due to the full amortization of core deposit intangibles related to several past acquisitions. The reduction in FDIC insurance fees reflects a lower rate due to changes to the FDIC premium structure. Professional fees declined due to higher consulting fees paid in 2010 related to the review of our vendor contracts. The reduction in advertising expense primarily reflects efficiencies gained in the promotion of our free checking products. Lower fees paid for problem loan resolution support drove the favorable variance in legal fees. Telephone expense declined primarily due to the renegotiation of certain telecom contracts during 2010. The reduction in miscellaneous expense in 2011 was attributable to a decline in costs related to our merchant processing business that was sold in mid-2010.

Income Taxes

For 2012, we realized an income tax benefit of $1.3 million (effective tax rate of 108.7%) compared to income tax expense of $0.6 million (effective tax rate of 11.4%) for 2011 and an income tax benefit of $3.0 million (effective tax rate of 87.8%) for 2010. The reduction in the tax provision for 2012 was primarily attributable to lower book operating profit while the increase in 2011 was driven by higher book operating profit. The tax provisions for all periods were favorably affected by the resolution of tax contingencies totaling approximately $0.3 million, $1.0 million and $0.4 million, respectively.

FINANCIAL CONDITION

Average assets totaled approximately $2.590 billion for the year 2012, an increase of $7.0 million, or .3%, over 2011.  Average earning assets were approximately $2.230 billion, representing an increase of $8.3 million, or 0.4%, over 2011.   Year over year, average short-term investments increased $155.3 million, while average investment securities and average loans declined $16.6 million and $130.4 million, respectively.  We discuss these variances in more detail below.

Table 2 provides information on average balances and rates, Table 3 provides an analysis of rate and volume variances and Table 4 highlights the changing mix of our earning assets over the last three years.

Loans

In 2012, average loans decreased $130.4 million, or 7.7%, compared to $142.2 million, or 7.8%, in 2011. Loans as a percent of average earning assets declined to 69.8% in 2012, down from the 2011 and 2010 levels of 75.9% and 79.7%, respectively.  The loan portfolio experienced continued runoff throughout 2012 driven by declines in all portfolios. The largest declines over the past two years were experienced in the commercial real estate, residential, and auto finance portfolios.  Our core loan portfolio continues to be impacted by normal amortization and a higher level of payoffs that have outpaced our new loan production. New loan production continues to be impacted by weak loan demand attributable to the trend toward consumers and businesses deleveraging, the lack of consumer confidence, and a persistently sluggish economy.  In addition to lower production and normal amortization and payoffs, the reduction in the portfolio is also attributable to gross charge-offs and the transfer of loans to the other real estate owned category. During 2012, loan resolutions (gross charge-offs plus loans transferred to OREO) accounted for $45.0 million, or 42%, of the net reduction in total loans of $107.4 million (based on “as of” balances). Since the end of 2008, loan resolutions have accounted for $300.3 million, or approximately 69% of the net reduction in the portfolio of $436.5 million.

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

We originate mortgage loans secured by 1-4 family residential properties through our Residential Real Estate line of business, a majority of which are fixed rate loans that are sold into the secondary market to third party purchasers on a best efforts delivery basis with servicing released. A majority of our adjustable rate loan product is retained in our loan portfolio. While the loans sold into the secondary market are without recourse, the purchase agreements require us to make certain representations and warranties regarding the existence and sufficiency of file documentation and the absence of fraud by borrowers or other third parties. If it is determined that a loan was sold in breach of these representations or warranties, we have the obligation to either repurchase the loan for the unpaid balance and related investor fees or make the purchaser whole for the economic benefits of the loan. From January 1, 2008 through December 31, 2012, we originated 4,862 residential real estate loans totaling approximately $768 million that were sold into the secondary market to investors. Of this amount, we have been required to repurchase two loans for the principal amount of approximately $0.3 million. Additionally, since January 1, 2008, we have been required to indemnify one investor in the amount of approximately $35,000.

Table 4

SOURCES OF EARNING ASSET GROWTH

	2011 to	Percentage	Components of
	2012	Total	Average Earning Assets
(Average Balances – Dollars In Thousands)	Change	Change	2012	2011	2010
Loans:
Commercial, Financial, and Agricultural	$(14,030)	(169.0)%	6.0%	6.6%	7.2%
Real Estate – Construction	6,898	83.0	1.8	1.4	2.8
Real Estate – Commercial Mortgage	(43,452)	(523.0)	27.5	29.6	30.3
Real Estate – Residential	(44,715)	(538.0)	16.3	18.3	19.1
Real Estate – Home Equity	(6,938)	(84.0)	10.8	11.1	10.8
Consumer	(28,193)	(340.0)	7.5	8.8	9.5
Total Loans	$(130,430)	(1,571.0)%	69.9%	75.8%	79.7%

Investment Securities:
Taxable	$(19,630)	(236.0)%	10.0%	11.0%	5.5%
Tax-Exempt	3,063	37.0	2.9	2.9	4.0
Total Securities	(16,567)	(199.0)	12.9	13.9	9.5

Funds Sold	155,301	1,870.0	17.2	10.3	10.8

Total Earning Assets	$8,304	100.0%	100.0%	100.0%	100.0%

Our average loan-to-deposit ratio decreased to 73.9% in 2012 from 81.0% in 2011. The lower loan-to-deposit ratio reflects both the decline in average loan balances, and growth in average deposits.

The composition of our loan portfolio at December 31st for each of the past five years is shown in Table 5. Table 6 arrays our total loan portfolio as of December 31, 2012, based upon maturities. As a percent of the total portfolio, loans with fixed interest rates represent 32.0% as of December 31, 2012, versus 34.0% at December 31, 2011.

Table 5

LOANS BY CATEGORY

(Dollars in Thousands)	2012	2011	2010	2009	2008
Commercial, Financial and Agricultural	$139,850	$130,879	$157,394	$189,061	$206,230
Real Estate – Construction(1)	43,740	26,367	43,239	111,249	141,973
Real Estate – Commercial Mortgage	613,625	639,140	671,702	716,791	656,959
Real Estate – Residential(1)	329,947	399,371	430,541	416,469	484,238
Real Estate – Home Equity	236,263	244,263	251,565	246,722	218,500
Consumer	157,877	188,663	204,230	235,648	249,897
Total Loans, Net of Unearned Income	$1,521,302	$1,628,683	$1,758,671	$1,915,940	$1,957,797

(1) Includes Loans Held For Sale

Table 6

LOAN MATURITIES

	Maturity Periods
(Dollars in Thousands)	One Year or Less	Over One Through Five Years	Over Five Years	Total
Commercial, Financial and Agricultural	$66,397	$54,296	$19,157	$139,850
Real Estate – Construction	37,849	2,014	3,877	43,740
Real Estate – Commercial Mortgage	119,926	93,606	400,093	613,625
Real Estate – Residential	44,483	40,117	245,347	329,947
Real Estate – Home Equity	820	18,073	217,370	236,263
Consumer(1)	21,852	105,126	30,899	157,877
Total	$291,327	$313,232	$916,743	$1,521,302

Loans with Fixed Rates	$116,114	$249,849	$122,848	$488,811
Loans with Floating or Adjustable Rates	175,213	63,383	793,895	1,032,491
Total	$291,327	$313,232	$916,743	$1,521,302

(1)	Demand loans and overdrafts are reported in the category of one year or less.

Risk Element Assets

Risk element assets consist of nonaccrual loans, OREO, TDRs, past due loans, potential problem loans, and loan concentrations. Table 7 depicts certain categories of our risk element assets as of December 31st for each of the last five years. Activity within our nonperforming asset portfolio is provided below in Table 8.

Nonperforming assets (nonaccrual loans and OREO) totaled $117.7 million at year-end 2012 compared to $137.6 million at year-end 2011. Nonaccrual loans totaled $64.2 million at year-end 2012, a decrease of $10.8 million from year-end 2011, reflective of loan resolutions (charge-offs and transfer of loans to OREO) and loans restored to an accrual status, which outpaced gross additions. Gross additions slowed significantly year over year, by approximately $45 million. The balance of OREO totaled $53.4 million at year-end 2012, a decrease of $9.2 million from year-end 2011. We continued to experience progress during 2012 in our efforts to dispose of OREO selling properties totaling $28.2 million compared to $27.8 million in 2011. Nonperforming assets represented 4.47% of total assets at December 31, 2012 compared to 5.21% at December 31, 2011.

Significant resources have been allocated to reduce our level of nonperforming assets and mitigate losses and noticeable progress was realized during 2012. Further progress was also achieved in reducing our exposure to higher risk loans secured by vacant land.

Table 7

RISK ELEMENT ASSETS

(Dollars in Thousands)	2012	2011	2010	2009	2008
Nonaccruing Loans:
Commercial, Financial and Agricultural	1,069	755	1,059	2,729	1,579
Real Estate – Construction	4,071	334	1,907	20,797	21,611
Real Estate – Commercial Mortgage	41,045	42,820	26,874	29,042	29,749
Real Estate – Residential	13,429	25,671	30,189	26,599	38,182
Real Estate – Home Equity	4,034	4,283	4,803	5,280	3,846
Consumer	574	1,160	868	1,827	1,909
Total Nonperforming Loans (“NPLs”)(1)	$64,222	$75,023	$65,700	$86,274	$96,876
Other Real Estate Owned	53,426	62,600	57,937	36,134	9,222
Total Nonperforming Assets (“NPAs”)	$117,648	$137,623	$123,637	$122,408	$106,098
Past Due Loans 30 – 89 Days	$9,934	$19,425	$24,193	$36,501	$37,343
Past Due Loans 90 Days or More (accruing)	—	224	159	—	88
Performing Troubled Debt Restructurings	$47,474	$37,675	$21,649	$21,644	$1,744

Nonperforming Loans/Loans	4.22%	4.61%	3.74%	4.50%	4.95%
Nonperforming Assets/Total Assets	4.47	5.21	4.72	4.52	4.26
Nonperforming Assets/Loans Plus OREO	7.47	8.14	6.81	6.27	5.39
Allowance/Nonperforming Loans	45.42%	41.37%	53.94%	51.00%	38.20%

(1)	Nonaccrual TDRs totaling $9.9 million and $13.0 million are included in nonaccrual/NPL totals for December 31, 2012 and December 31, 2011, respectively.

Table 8

NONPERFORMING ASSET ACTIVITY

(Dollars in Thousands)	2012	2011
NPA Beginning Balance:	$137,623	$123,637
Change in Nonaccrual Loans:
Beginning Balance	75,023	65,700
Additions	61,070	106,353
Charge-Offs	(19,716)	(24,263)
Transferred to OREO	(19,765)	(35,721)
Paid Off/Payments	(15,826)	(11,523)
Restored to Accrual	(16,564)	(25,523)
Ending Balance	64,222	75,023

Change in OREO:
Beginning Balance	62,600	57,937
Additions	22,777	37,438
Valuation Write-downs	(3,336)	(4,666)
Sales	(28,183)	(27,816)
Other	(432)	(293)
Ending Balance	53,426	62,600

NPA Net Change	(19,975)	13,986
NPA Ending Balance	$117,648	$137,623

Nonaccrual Loans. Nonaccrual loans totaled $64.2 million at year-end 2012, a decrease of $10.8 million from year-end 2011. Gross additions to nonaccrual status slowed significantly during 2012 totaling $61.1 million compared to $106.4 million in 2011. A majority of the year over year decrease in nonaccrual loans was realized in the residential real estate category.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Once a loan is placed in nonaccrual status, all previously accrued and uncollected interest is reversed against interest income. Interest income on nonaccrual loans is recognized when the ultimate collectability is no longer considered doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured. If interest on our loans classified as nonaccrual during 2012 had been recognized on a fully accruing basis, we would have recorded an additional $5.6 million of interest income for the year ended December 31, 2012.

Nonaccrual loans secured by vacant land loans totaled of $11.9 million at year-end 2012 compared to $7.9 million at the end of 2011, $18.7 million at the end of 2010, $38.0 million at the end of 2009, and $51.3 million at year-end 2008. Of the $11.9 million in these loans at year-end 2012, approximately 60% were in the residential real estate loan category.

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

OREO totaled $53.4 million at December 31, 2012 versus $62.6 million at December 31, 2011. During 2012, we added properties totaling $22.8 million and partially or completely liquidated properties totaling $28.7 million. Revaluation adjustments for other real estate owned properties during 2012 totaled $3.3 million and were charged to noninterest expense when realized. For 2011, we added properties totaling $37.4 million and partially or completely liquidated properties totaling $28.1 million. Revaluation adjustments for other real estate owned properties during 2011 totaled $4.7 million and were charged to noninterest expense when realized.

The composition of our OREO portfolio as of December 31 is provided in the table below.

(Dollars in Thousands)	2012	2011
Lots/Land	$37,063	$38,866
Residential 1-4	6,484	10,403
Commercial Building	8,200	11,143
Other	1,679	2,188
Total OREO	$53,426	$62,600

Troubled Debt Restructurings. TDRs are loans on which, due to the deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower. From time to time our lenders will modify a loan as a workout alternative. Most of these instances involve a principal moratorium, extension of the loan term, or interest rate reduction.

Loans classified as TDRs at year-end 2012 totaled $57.4 million compared to $50.7 million at year-end 2011. Accruing TDRs make up approximately $47.5 million, or 83%, of our TDR portfolio at year-end 2012 of which $2.7 million was over 30 days past due. The weighted average rate for the loans within the accruing TDR portfolio is 5.4%. During 2012, we modified 219 loan contracts totaling approximately $27.2 million of which 15 loan contracts totaling $3.6 million have defaulted. The clarified TDR accounting guidance issued in 2011 resulted in an increase in the level of renewed classified loans considered to be TDRs because the renewal interest rate was below market rates for similar credit risk profiles; as we continue to work with our borrowers and take a course of action most advantageous to the Bank in the long-term, we expect TDRs to remain elevated. Modified loans are subject to an underwriting evaluation as well as our policies governing accrual/nonaccrual evaluation consistent with all other loans of the same product type.

The composition of our TDR portfolio as of December 31 is provided in the table below.

	2012		2011
(Dollars in Thousands)	Accruing	Nonaccruing(1)	Accruing	Nonaccruing(1)
Commercial, Financial and Agricultural	$1,462	$508	$694	$—
Real Estate - Construction	161	—	178	—
Real Estate - Commercial	29,870	8,425	20,062	12,029
Real Estate - Residential	13,824	936	15,553	947
Real Estate - Home Equity	1,587	—	1,161	—
Consumer	570	10	27	—
Total TDRs	$47,474	$9,879	$37,675	$12,976

(1) Nonaccruing TDRs are included in nonaccrual/NPL totals and NPA/NPL ratio calculations.

Activity within our TDR portfolio is provided in the table below.

(Dollars in Thousands)	2012
TDR Beginning Balance:	$50,651
Additions	27,186
Charge-Offs	(2,036)
Paid Off/Payments	(5,457)
Defaults	(12,991)
TDR Ending Balance	$57,353

Past Due Loans. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due. Past due loans at year-end 2012 totaled $9.9 million compared to $19.6 million at year-end 2011. The reduction in past due loans reflects a slowdown in problem loan inflow as well as improvement in loan resolution outcomes. Prior to the beginning of the economic downturn, we tightened credit underwriting standards and strengthened our collection risk management practices which have proven beneficial at this stage of the cycle.

Potential Problem Loans. Potential problem loans are defined as those loans which are now current but where management has doubt as to the borrower’s ability to comply with present loan repayment terms. At December 31, 2012, we had $9.5 million in loans of this type which are not included in either of the nonaccrual, TDR or 90 day past due loan categories compared to $18.0 million at December 31, 2011. Management monitors these loans closely and reviews their performance on a regular basis.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions and such amount exceeds 10% of total loans. Due to the lack of diversified industry within the markets served by the Bank and the relatively close proximity of the markets, we have both geographic concentrations as well as concentrations in the types of loans funded. Specifically, due to the nature of our markets, a significant portion of the loan portfolio has historically been secured with real estate, approximately 80% at year-end 2012 and year-end 2011. The primary types of real estate collateral are commercial properties and 1-4 family residential properties. At December 31, 2012, commercial real estate and residential real estate mortgage loans (including home equity loans) accounted for 40.3% and 40.1%, respectively, of the total loan portfolio.

The following table summarizes our real estate loan portfolio as segregated by the type of property. Property type concentrations are stated as a percentage of year-end total real estate loans.

	2012		2011
	Investor Real Estate	Owner Occupied Real Estate	Investor Real Estate	Owner Occupied Real Estate
Vacant Land, Construction, and Land Development	11.1%	—	12.2%	—
Improved Property	23.9%	65.0%	24.5%	63.3%
Total Real Estate Loans	35.0%	65.0%	36.7%	63.3%

A major portion of our real estate loan portfolio is centered in the owner occupied category which carries a lower risk of non-collection than certain segments of the investor category. Beginning in 2008 and continuing through 2012, we have worked to reduce our exposure to the higher risk land/construction category through pro-active work-outs, appropriate charge-offs, or foreclosure. Approximately 68% of the land/construction category was secured by residential real estate at year-end 2012.

Allowance for Loan Losses

Management believes it maintains the allowance for loan losses at a level sufficient to provide for probable credit losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from the borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operations risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance. The allowance for loan losses is established through a provision charged to expense. Loans are charged-off against the allowance when losses are probable and reasonably quantifiable. The allowance for loan losses is based on management's judgment of overall credit quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on revisions to our assessment of the loan portfolio's overall credit quality and other risk factors both internal and external to us.

Management evaluates the adequacy of the allowance for loan losses on a quarterly basis. The allowance consists of three components. The first component consists of amounts reserved for impaired loans. A loan is deemed impaired when, based on current information and events, it is probable that the company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement. Loans are monitored for potential impairment through our ongoing loan review procedures and portfolio analysis. Classified loans and past due loans over a specific dollar amount, and all troubled debt restructurings are individually evaluated for impairment.

The approach for assigning reserves for the impaired loans is determined by the dollar amount of the loan and loan type. Impairment measurement for loans over a specific dollar are assigned on an individual loan basis with the amount reserved dependent on whether repayment of the loan is dependent on the liquidation of collateral or from some other source of repayment. If repayment is dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the fair value of the collateral after estimated sales expenses. If repayment is not dependent on the sale of collateral, the reserve is equivalent to the recorded investment in the loan less the estimated cash flows discounted using the loan’s effective interest rate. The discounted value of the cash flows is based on the anticipated timing of the receipt of cash payments from the borrower. The reserve allocations for individually measured impaired loans are sensitive to the extent market conditions or the actual timing of cash receipts change. Impairment reserves for smaller-balance loans under a specific dollar amount are assigned on a pooled basis utilizing loss factors for impaired loans of a similar nature.

The second component is a general reserve on all loans other than those identified as impaired. General reserves are assigned to various homogenous loan pools, including commercial, commercial real estate, construction, residential 1-4 family, home equity, and consumer. General reserves are assigned based on historical loan loss ratios determined by loan pool and internal risk rating that are adjusted for various internal and external risk factors unique to each loan pool.

The third component is the unallocated portion of the allowance which is monitored on a regular basis and adjusted based on management’s determination of estimation risk. Table 9 analyzes the activity in the allowance over the past five years.

For 2012, our net charge-offs totaled $18.0 million, or 1.16%, of average loans, compared to $23.4 million, or 1.39%, for 2011, and $32.4 million, or 1.77%, for 2010. A $6.0 million reduction in construction loan charge-offs drove the year over year decline in net charge-offs in 2012. Over the last five years, we have recorded a cumulative loan loss provision totaling $131.5 million, or 6.9%, of beginning loans and have recognized cumulative net charge-offs of $120.0 million, or 6.3%. Early in the economic cycle we realized an elevated level of loan losses within our real estate loan portfolio, specifically residential construction loans and loans secured by residential vacant land. The level of losses within these portfolios stabilized in 2011 having a favorable impact on our allowance for loan losses. During 2012, we realized further reduction in losses within our residential vacant land portfolio. At year-end 2012, the allowance for loan losses of $29.2 million was 1.93% of outstanding loans (net of overdrafts) and provided coverage of 45% of nonperforming loans compared to 1.91% and 41%, respectively, at year-end 2011, and 2.01% and 54%, respectively, at the end of 2010.

Table 10 provides an allocation of the allowance for loan losses to specific loan types for each of the past five years. The reserve allocations, as calculated using the above methodology, are assigned to specific loan categories corresponding to the type represented within the components discussed.

The reduction in the allowance for loan losses from December 31, 2011 to December 31, 2012 reflects a lower level of general reserves attributable to slower problem loan migration, lower loan loss experience, and improved credit metrics. The reduction in the allowance for loan losses from December 31, 2010 to December 31, 2011 primarily reflects a change in mix for our impaired loan portfolio driven by a reduction in exposure to loans within the residential construction and vacant land categories as well as overall lower loss content in our impaired loan portfolio. It is management’s opinion that the allowance at December 31, 2012 is adequate to absorb losses inherent in the loan portfolio at year-end.

Table 9

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)	2012		2011		2010		2009		2008

Balance at Beginning of Year	$31,035		$35,436		$43,999		$37,004		$18,066
Reclassification of Reserve for Unfunded Loan Commitments to Other Liabilities	—		—		—		392		—

Charge-Offs:
Commercial, Financial and Agricultural	822		1,843		2,118		2,590		1,649
Real Estate - Construction	629		114		5,877		8,031		2,581
Real Estate - Commercial	6,031		6,713		8,762		4,417		1,499
Real Estate - Residential	9,719		11,870		12,168		13,491		3,787
Real Estate - Home Equity	2,896		2,727		3,087		1,632		267
Consumer	2,125		2,924		3,502		5,912		6,192
Total Charge-Offs	22,222		26,191		35,514		36,073		15,975

Recoveries:
Commercial, Financial and Agricultural	290		387		370		567		331
Real Estate - Construction	43		14		8		540		4
Real Estate - Commercial	682		251		261		53		15
Real Estate - Residential	1,291		478		385		525		161
Real Estate - Home Equity	399		214		555		5		1
Consumer	1,483		1,450		1,548		1,753		1,905
Total Recoveries	4,188		2,794		3,127		3,443		2,417

Net Charge-Offs	18,034		23,397		32,387		32,630		13,558

Provision for Loan Losses	16,166		18,996		23,824		40,017		32,496

Balance at End of Year	$29,167		$31,035		$35,436		$43,999		$37,004

Ratio of Net Charge-Offs to Average Loans Outstanding	1.16%		1.39%		1.77%		1.66%		0.71%

Allowance for Loan Losses as a Percent of Loans at End of Year	1.93%		1.91%		2.01%		2.30%		1.89%

Allowance for Loan Losses as a Multiple of Net Charge-Offs	1.62	x	1.33	x	1.09	x	1.35	x	2.73	x

Table 10

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	2012		2011		2010		2009		2008
(Dollars in Thousands)	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans	Allowance Amount	Percent of Loans in Each Category To Total Loans
Commercial, Financial and Agricultural	$1,253	9.2%	$1,534	8.0%	$1,544	8.9%	$2,409	9.9%	$2,401	10.5%
Real Estate:
Construction	2,856	2.9	1,133	1.6	2,060	2.5	12,117	5.8	8,973	7.3
Commercial	11,081	40.3	10,660	39.2	8,645	38.2	8,751	37.4	6,022	33.6
Residential	8,678	21.7	12,518	24.5	17,046	24.5	14,159	21.7	12,489	24.7
Home Equity	2,945	15.5	2,392	15.0	2,522	14.3	2,201	12.9	1,091	11.2
Consumer	1,327	10.4	1,887	11.7	2,612	11.6	3,457	12.3	5,055	12.8
Not Allocated	1,027	—	911	—	1,007	—	905	—	973	—

Total	$29,167	100.0%	$31,035	100.0%	$35,436	100.0%	$43,999	100.0%	$37,004	100.0%

Investment Securities

In 2012, our average investment portfolio decreased $16.6 million, or 5.4%, from 2011 and increased $89.1 million, or 41.2%, from 2010 to 2011.  As a percentage of average earning assets, the investment portfolio represented 13.0% in 2012, compared to 13.8% in 2011.  In 2012, the decrease in the average balance of the investment portfolio was a result of maturing securities not being replaced due to a diminishing supply of desired securities. In 2011, as total net loans declined, a portion of this liquidity was utilized for additional investments, resulting in both higher yields compared to overnight funds and a larger percentage of earning assets. In 2013, we will closely monitor liquidity levels and pledging requirements to assess the need to purchase additional investments, as well as look for new investment products that are prudent relative to our risk profile and the Bank’s overall investment strategy.

In 2012, average taxable investments decreased $19.6 million, or 8.1%, while tax-exempt investments increased $3.1 million, or 4.9%.  The mix changed as high quality taxable securities (primarily US Treasuries) matured and were not replaced due to the yield on desired maturities being very close to the overnight funds rate. Average balances of tax-exempt investments increased, although the supply of these investments within our desired parameters remains limited. Management will continue to purchase municipal issues as they become available and when it considers the yield to be attractive.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management.  As of December 31, 2012, all securities are classified as available-for-sale which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels.  It is neither management's intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.  Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners' equity.  At December 31, 2012, the investment portfolio maintained a net pre-tax unrealized gain of $0.9 million compared to a net pre-tax unrealized gain of $1.7 million at December 31, 2011.  At the end of 2012, 141 of our investment securities had an unrealized loss totaling $0.7 million. These securities consisted primarily of municipal bonds with minimal unrealized losses, but also included mortgage-backed securities, SBA securities, and US Government agencies that are in a loss position because they were acquired when the general level of interest rates for the respective product type was lower than that on December 31, 2012.  There are 21 securities that have been in a loss position for more than 12 months whose aggregate loss is not material. These 21 securities consist of 19 municipal bonds one SBA security and one Ginnie Mae mortgage-backed security. The other position is a preferred bank stock issue which had an unrealized loss of $0.6 million. For 2012, we did not realize any additional other than temporary impairment through earnings for this security.

The average maturity of the total portfolio at December 31, 2012 and 2011 was 1.57 and 1.39 years, respectively. US Government agencies with maturities out to three years were added in 2012 which extended the average life of the investment portfolio. See Table 11 for a breakdown of maturities by investment type.

The weighted average taxable equivalent yield of the investment portfolio at December 31, 2012 was 1.13% versus 1.30% in 2011. This lower yield was a result of the proceeds from maturing bonds being invested at lower market rates during 2012.  Our bond portfolio contained no investments in obligations, other than U.S. Governments, of any one state, municipality, political subdivision or any other issuer that exceeded 10% of our shareowners' equity at December 31, 2012.  New investments continue to be made selectively into high quality bonds.

Table 11 and Note 2 in the Notes to Consolidated Financial Statements present a detailed analysis of our investment securities as to type, maturity and yield at December 31.

Table 11

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

	2012			2011			2010
(Dollars in Thousands)	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield	Amortized Cost	Market Value	Weighted(1) Average Yield

U.S. GOVERNMENT TREASURY
Due in 1 year or less	$59,728	$60,010	1.21%	$100,306	$100,591	0.66%	$9,050	$9,091	1.64%
Due over 1 year to 5 years	37,017	37,239	0.70	67,695	68,873	1.32	151,863	153,060	0.96
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	96,745	97,249	1.01	168,001	169,464	0.94	160,913	162,151	1.00

U.S. GOVERNMENT AGENCY
Due in 1 year or less	—	—	—	—	—	—	—	—	—
Due over 1 year to 5 years	51,468	51,664	0.71	14,758	14,737	1.22	—	—	—
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	54,468	51,664	0.71	14,758	14,737	1.22	—	—	—

STATES & POLITICAL SUBDIVISIONS
Due in 1 year or less	31,830	31,882	0.85	25,390	25,438	1.31	52,987	53,189	1.97
Due over 1 year to 5 years	47,988	47,997	0.90	33,556	33,656	1.01	26,003	26,110	1.54
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	79,818	79,879	0.88	58,946	59,094	1.12	78,990	79,299	1.84

MORTGAGE-BACKED SECURITIES(2)
Due in 1 year or less	5,504	5,542	0.35	2,104	2,136	3.60	7,377	7,488	3.85
Due over 1 year to 5 years	49,905	50,562	1.57	48,481	49,073	2.12	31,717	32,034	2.70
Due over 5 years to 10 years	808	878	5.50	1,190	1,288	4.89	17,005	16,695	2.27
Due over 10 years	—	—	—	—	—	—	—	—	—
TOTAL	56,217	56,982	1.53	51,775	52,497	2.34	56,099	56,217	2.72

OTHER SECURITIES
Due in 1 year or less	—	—	—	—	—	—	—	—	—
Due over 1 year to 5 years	—	—	—	—	—	—	—	—	—
Due over 5 years to 10 years	—	—	—	—	—	—	—	—	—
Due over 10 years(3)	11,811	11,211	3.73	11,957	11,357	2.88	12,664	12,064	2.58
TOTAL	11,811	11,211	3.73	11,957	11.357	2.88	12,664	12,064	2.58

TOTAL INVESTMENT SECURITIES	$296,059	$296,985	1.13%	$305,437	$307,149	1.30%	$308,666	$309,731	1.59%

(1)	Weighted average yields are calculated on the basis of the amortized cost of the security. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 35% tax rate.
(2)	Based on weighted average life.
(3)	Federal Home Loan Bank Stock and Federal Reserve Bank Stock are included in this category for weighted average yield, but do not have stated maturities.

AVERAGE MATURITY

(In Years)	2012	2011	2010
U.S. Government Treasury	0.86	1.07	1.77
U.S. Government Agency	2.85	3.13	—
States and Political Subdivisions	1.20	1.24	0.85
Mortgage-Backed Securities	2.16	2.70	3.68
TOTAL	1.57	1.39	1.89

Deposits and Funds Purchased

Average total deposits for the year were $2.106 billion, an increase of $24.1 million, or 1.2%, compared to the same period in 2011 and deposits decreased $110.7 million, or 5.1%, from 2010 to 2011. Increases in noninterest bearing deposits, NOW accounts, and savings accounts were partially offset by declines in certificates of deposit.  The decrease occurring from 2010 to 2011 was attributable to declines in NOW accounts, money market accounts and certificates of deposit partially offset by increases in noninterest bearing deposits and savings accounts. Our mix of deposits continues to improve as higher cost certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.  Prudent pricing discipline will continue to be the key to managing our mix of deposits.

Average total deposits were $2.051 billion for the fourth quarter of 2012, a decline $24.4million, or 1.2%, from the linked quarter.  The decrease in deposits resulted from lower public funds, money markets and certificates of deposit, partially offset by growth in noninterest bearing accounts and regular savings.

Table 2 provides an analysis of our average deposits, by category, and average rates paid thereon for each of the last three years. Table 12 reflects the shift in our deposit mix over the last year and Table 13 provides a maturity distribution of time deposits in denominations of $100,000 and over at December 31, 2012.

Average short-term borrowings, which include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances (maturing in less than one year), and other borrowings, decreased $15.9 million, or 23.3% in 2012.  The decline is attributable to decreases in repurchase agreements of $11.5 million, other borrowed funds of $3.2 million, and funds purchased of $1.2 million. The year-over-year decline in repurchase agreements was primarily due to deposits migrating from repurchase agreements to noninterest bearing deposits in 2011 and 2012 due to the unlimited FDIC coverage offered through the Transaction Account Guarantee Program which expired on December 31, 2012. See Note 7 in the Notes to Consolidated Financial Statements for further information on short-term borrowings.

Strategically, we continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Table 12

SOURCES OF DEPOSIT GROWTH

	2011 to	Percentage	Components of
	2012	of Total	Total Deposits
(Average Balances - Dollars in Thousands)	Change	Change	2012	2011	2010
Noninterest Bearing Deposits	$42,928	178.2%	29.0%	27.3%	21.1%
NOW Accounts	22,843	94.8	36.6	36.0	39.4
Money Market Accounts	(2,106)	(8.7)	13.3	13.6	14.6
Savings	23,911	99.3	8.3	7.3	6.0
Time Deposits	(63,487)	(263.6)	12.8	15.8	18.9
Total Deposits	$24,089	100.0%	100.0%	100.0%	100.0%

Table 13

MATURITY DISTRIBUTION OF CERTIFICATES OF DEPOSIT $100,000 OR OVER

	2012
(Dollars in Thousands)	Time Certificates of Deposit	Percent
Three months or less	$19,853	31.5%
Over three through six months	13,906	22.0
Over six through twelve months	20,900	33.1
Over twelve months	8,465	13.4
Total	$63,124	100.0%

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

We prepare a current base case and four alternative interest rate simulations (Down 100, Up 100, Up 200 and Up 300) basis points, at least once per quarter, and report the analysis to ALCO, our Market Risk Oversight Committee (“MROC”) and the Board of Directors.  In addition, more frequent forecasts may be produced when interest rates are particularly uncertain or when other business conditions so dictate.

Our interest rate risk management goal is to avoid unacceptable variations in net interest income and capital levels due to fluctuations in market rates.   Management attempts to achieve this goal by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets, by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched, by managing the mix of our core deposits, and by adjusting our rates to market conditions on a continuing basis.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-10.0%	+/-7.5%	+/-5.0%	+/-5.0%
December 31, 2012	.01%	2.0%	2.2%	-0.9%
December 31, 2011	-3.1%	-0.5%	0.9%	-0.4%

The Net Interest Income at Risk position improved for the month ended December 2012, when compared to the same period in 2011, for all rising rate scenarios.  Our largest exposure is when rates rise +300 basis points, with a measure of 0.01%, which remains within our policy limit of -10.0%.  The year-over-year favorable variance is primarily attributable to a higher level of overnight funds coupled with a lower level of interest bearing deposits. All measures of net interest income at risk are within our prescribed policy limits.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which in theory, approximates the fair value of our net assets.

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit	+/-12.5%	+/-10.0%	+/-7.5%	+/-7.5%
December 31, 2012	3.8%	7.1%	6.6%	-4.7%
December 31, 2011	4.0%	7.8%	7.3%	-4.9%

As of December 2012, the improvement in the economic value of equity in the “up rate” scenarios was slightly less favorable than it was as of December 2011. This unfavorable variance is primarily attributable to the overall reduction in market interest rates during 2012. In both years, in the up 300 basis point scenario (relative to the up 200 and 100 basis point scenarios), the level of improvement in the economic value of equity declines. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits are increased in escalating increments in the rising rate scenarios, with the up 300 scenario being the most aggressive.  All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 rate scenarios have been excluded due to the current historically low interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

In general terms, liquidity is a measurement of our ability to meet our cash needs.  Our objective in managing our liquidity is to maintain our ability to meet loan commitments, purchase securities or repay deposits and other liabilities in accordance with their terms, without an adverse impact on our current or future earnings.  Our liquidity strategy is guided by policies that are formulated and monitored by our ALCO and senior management, and which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness.  For the years ended December 31, 2012 and 2011, our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from securities sold under repurchase agreements, federal funds purchased and FHLB borrowings.  We believe that the cash generated from operations, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

As of December 31, 2012, we have the ability to generate $695.2 million in additional liquidity through all of our available resources.  In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits.  Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity.  We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available.  A liquidity stress test is completed on a quarterly basis based on events that could potentially occur at the Bank with the results reported to ALCO, our Market Risk Oversight Committee and the Board of Directors.  The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a liquidity source and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities.  The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental agencies, and municipal governments.  The weighted average life of the portfolio is 1.57 years and as of year-end had a net unrealized pre-tax gain of $0.9 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) position was $366.0 million during the fourth quarter of 2012 compared to an average net overnight funds sold position of $386.0 million in the prior quarter and an average overnight funds sold position of $191.8 million in the fourth quarter of 2011.  The lower balance when compared to the third quarter of 2012 reflects lower levels of public funds deposits partially offset by a decrease in the loan portfolio. The higher balances when compared to the fourth quarter of 2011 reflect higher levels of public funds and savings accounts, in addition to liquidity generated through the loan and investment portfolios as these portfolios have declined period over period.

Capital expenditures are expected to approximate $4.0 million over the next 12 months, which consist primarily of ATM replacements, furniture and fixtures, and technology purchases.  Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At December 31, 2012, advances from the FHLB consisted of $53.7 million in outstanding debt consisting of 50 notes.  In 2012, the Bank made FHLB advance payments totaling approximately $3.3 million, repaid two advances for $0.2 million, and obtained five new FHLB advances totaling $12.6 million.  The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

We have issued two junior subordinated deferrable interest notes to wholly-owned Delaware statutory trusts.  The first note for $30.9 million was issued to CCBG Capital Trust I in November 2004.  The second note for $32.0 million was issued to CCBG Capital Trust II in May 2005.  See Note 8 in the Notes to Consolidated Financial Statements for additional information on these borrowings.  The interest payment for the CCBG Capital Trust I borrowing is due quarterly and adjusts quarterly to a variable rate of LIBOR plus a margin of 1.90%.  This note matures on December 31, 2034.  The interest payment for the CCBG Capital Trust II borrowing is due quarterly and will adjust annually to a variable rate of LIBOR plus a margin of 1.80%.  This note matures on June 15, 2035.  The proceeds of these borrowings were used to partially fund acquisitions. Under the terms of each trust preferred securities note, in the event of default or if we elect to defer interest on the note, we may not, with certain exceptions, declare or pay dividends or make distributions on our capital stock or purchase or acquire any of our capital stock. As of February 2012, in consultation with the Federal Reserve, we elected to defer the interest payments on the notes. We will, however, continue the accrual of the interest on the notes in accordance with our contractual obligations.

In accordance with the Holding Company Resolution, CCBG must receive approval from the Federal Reserve prior to incurring new debt, refinancing existing debt, or making interest payments on its trust preferred securities.

Table 14

CONTRACTUAL CASH OBLIGATIONS

Table 14 sets forth certain information about contractual cash obligations at December 31, 2012.

	Payments Due By Period
(Dollars in Thousands)	< 1 Yr	> 1 – 3 Yrs	> 3 – 5 Yrs	> 5 Years	Total
Federal Home Loan Bank Advances	$10,378	$16,862	$15,485	$10,930	$53,655
Subordinated Notes Payable	—	—	—	62,887	62,887
Operating Lease Obligations	586	1,200	786	3,179	5,751
Time Deposit Maturities	200,965	35,382	2,438	2,234	241,019
Liability for Unrecognized Tax Benefits	1,289	1,996	1,358	508	5,151
Total Contractual Cash Obligations	$213,218	$55,440	$20,067	$79,738	$368,463

Capital

Shareowners’ equity totaled $246.9 million at December 31, 2012 compared to $251.9 million at December 31, 2011. During 2012, shareowners’ equity was positively impacted by net income of $0.1 million, the issuance of stock totaling approximately $0.6 million, and stock compensation expense of $0.3 million. A $5.5 million increase in the accumulated other comprehensive loss for our pension plan and a $0.5 million decrease in our net unrealized gain on securities reduced shareowners’ equity.

Shareowners' equity as of December 31, for each of the last three years is presented below:

(Dollars in Thousands)	2012	2011	2010
Common Stock	$172	$172	$171
Additional Paid-in Capital	38,707	37,838	36,920
Retained Earnings	237,569	237,461	237,679
Subtotal	276,448	275,471	274,770
Accumulated Other Comprehensive Loss, Net of Tax	(29,559)	(23,529)	(15,751)
Total Shareowners' Equity	$246,889	$251,942	$259,019

We continue to maintain a strong capital position. The ratio of shareowners' equity to total assets at year-end was 9.37%, 9.54%, and 9.88%, in 2012, 2011, and 2010, respectively. Management believes its strong capital base has offered protection during the course of the current economic downturn.

We are subject to risk-based capital guidelines that measure capital relative to risk weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve require bank holding companies to have a minimum total risk-based capital ratio of 8.00%, with at least half of the total capital in the form of Tier I Capital. As of December 31, 2012, we exceeded these capital guidelines with a total risk-based capital ratio of 15.72% and a Tier I capital ratio of 14.35%, compared to 15.32% and 13.96%, respectively, in 2011. As allowed by Federal Reserve capital guidelines the trust preferred securities issued by CCBG Capital Trust I and CCBG Capital Trust II are included as Tier I Capital in our capital calculations previously noted. See Note 8 in the Notes to Consolidated Financial Statements for additional information on our two trust preferred security offerings. See Note 13 in the Notes to Consolidated Financial Statements for additional information as to our capital adequacy.

A leverage ratio is also used in connection with the risk-based capital standards and is defined as Tier I Capital divided by average assets. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. A higher standard may be required for other companies, depending upon their regulatory ratings and expansion plans. On December 31, 2012, we had a leverage ratio of 9.90% compared to 10.26% in 2011.

At December 31, 2012, our common stock had a book value of $14.31 per diluted share compared to $14.68 in 2011. Book value is impacted by the net unrealized gains and losses on investment securities available-for-sale. At December 31, 2012, the net unrealized gain was $0.6 million compared to $1.1 million in 2011. Book value is also impacted by the recording of our unfunded pension liability through other comprehensive income in accordance with Accounting Standards Codification Topic 715. At December 31, 2012, the net pension liability reflected in other comprehensive income was $30.1 million compared to $24.6 million at December 31, 2011. The increase in our unfunded pension liability was primarily driven by a reduction in the discount rate used for computing the interest cost for our pension plan.

Our Board of Directors has authorized the repurchase of up to 2,671,875 shares of our outstanding common stock. The purchases are made in the open market or in privately negotiated transactions. To date, we have repurchased a total of 2,520,130 shares at an average purchase price of $25.19 per share. During 2012 and 2011, we did not repurchase any shares. We must seek prior approval from the Federal Reserve before repurchasing any additional shares of our common stock.

We offer an Associate Incentive Plan under which certain associates are eligible to earn equity based awards based upon achieving established performance goals. In 2012, 31,270 shares were earned under this plan of which 2,800 were issued in 2012 and 28,470 will be issued in February, 2013. In 2011, no shares were earned or issued under this plan.

We also offer stock purchase plans, which permit our associates and directors to purchase shares at a 10% discount. In 2012, 69,242 shares, valued at approximately $0.6 million (before 10% discount), were issued under these plans.

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

For 2012, we paid no dividends in order to preserve capital given lower earnings performance and the uncertain economic conditions. Dividends declared and paid totaled $0.30 per share in 2011 and $0.49 per share in 2010. See Item 1. Business-About Us-Regulatory Matter. For 2011 and 2010, our dividend payout ratio was not meaningful as our dividends exceeded our earnings.

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

At December 31, 2012, we had $293.7 million in commitments to extend credit and $11.2 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

FOURTH QUARTER 2012 – FINANCIAL RESULTS

Results of Operations

We realized net income of $1.9 million, or $0.11 per diluted share, for the fourth quarter of 2012, compared to net income of $1.1 million, or $0.07 per diluted share, for the third quarter of 2012. The improvement in earnings reflects lower noninterest expense of $0.7 million, a reduction in the loan loss provision of $0.1 million, and an increase in operating revenues of $0.1 million, partially offset by higher income taxes of $0.1 million.

Tax equivalent net interest income for the fourth quarter of 2012 was $20.7 million compared to $21.2 million for the third quarter of 2012. Factors affecting net interest income relative to the third quarter of 2012 include a reduction in loan income attributable to declining loan balances and unfavorable asset repricing. The net interest margin for the fourth quarter of 2012 was 3.78%, a decrease of 4 basis points from the third quarter of 2012. The decline in the margin was attributable to a shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.

The provision for loan losses for the fourth quarter of 2012 was $2.8 million compared to $2.9 million in the third quarter of 2012. Slower problem loan migration, lower loan loss experience, and improved credit metrics resulted in a lower level of loan loss provision for both the third and fourth quarters of 2012. Net charge-offs for the fourth quarter of 2012 totaled $3.8 million, or 1.00% of average loans, compared to $2.6 million, or 0.66%, in the third quarter of 2012.

Noninterest income for the fourth quarter of 2012 totaled $14.1 million, an increase of $0.5 million, or 4.0%, over the third quarter of 2012. The increase over the third quarter of 2012 reflects higher deposit fees of $0.4 million and wealth management fees (trust fees and retail brokerage fees) of $0.1 million. The increase in deposit fees reflects higher overdraft fees, account maintenance fees and a lower level of charged off checking accounts. The higher level of trust fees reflects higher benefit plan fees and estate fees while higher client trade activity drove the increase in retail brokerage fees.

Noninterest expense for the fourth quarter of 2012 totaled $29.5 million, a decrease of $0.7 million, or 2.4%, from the third quarter of 2012. The decrease from the third quarter was driven by a decrease in OREO expense of $0.7 million, occupancy expense of $0.2 million, and other expense of $0.1 million, partially offset by higher compensation expense of $0.3 million. The reduction in OREO expense was driven by a lower level of valuation adjustments and to a lesser extent a reduction in property carrying costs. Occupancy expense declined due to lower property tax expense and utilities expense. The reduction in other expense reflects a decrease in printing and supplies due to lower usage and a lower level of operational losses. The increase in compensation was attributable to higher pension plan expense and stock compensation expense partially offset by lower expense for cash incentives.

We realized income tax expense of $0.6 million in the fourth quarter of 2012 compared to income tax expense of $0.4 million for the third quarter of 2012. Income tax expense for the current quarter was favorably impacted by resolution of certain tax contingencies.

Discussion of Financial Condition

Average earning assets were $2.179 billion for the fourth quarter of 2012, a decrease of $30.2 million, or 1.4%, from the third quarter of 2012. As compared to the third quarter of 2012, the decline in average earning assets is attributable to a lower level of overnight funds resulting from a seasonal decline in deposits and the resolution of problem loans. The shift in the mix of earning assets continued as the loan portfolio declined when compared to the prior quarter.

We maintained an average net overnight funds (deposits with banks plus fed funds sold less fed funds purchased) sold position of $366.0 million during the fourth quarter of 2012 compared to an average net overnight funds sold position of $386.0 million in the third quarter of 2012. The lower balance when compared to the third quarter of 2012 reflects lower levels of deposits, primarily public funds and certificates of deposit, partially offset by a decrease in the loan portfolio.

When compared to the third quarter of 2012, average loans declined by $23.0 million. Our core loan portfolio continues to be impacted by normal amortization and payoffs that have outpaced our new loan production. During 2012, new loan production has been affected by a slow economic recovery, however, loan demand improved during the fourth quarter of 2012 and loan contraction eased. The resolution of problem loans (which has the effect of lowering the loan portfolio as loans are either charged off or transferred to OREO) drove a significant part of the overall decline for the quarter. When measured on a period-end basis- , loan charge-offs and loans transferred to OREO accounted for $13.7 million of the $16.5 million net reduction in total loans (net of overdrafts) during the fourth quarter of 2012.

Nonperforming assets (nonaccrual loans and OREO) totaled $117.7 million at December 31, 2012 compared to $127.2 million at September 30, 2012. Nonaccrual loans totaled $64.2 million at December 31, 2012, a decrease of $9.9 million from September 30, 2012, reflective of loan resolutions (charge-offs and transfer of loans to OREO) and loans restored to an accrual status, which outpaced gross additions. The balance of OREO totaled $53.4 million at December 31, 2012, a $0.2 million increase over September 30, 2012 reflecting additions of $8.7 million, sales of $8.1 million, and valuation adjustments of $0.4 million. Nonperforming assets represented 4.47% of total assets at December 31, 2012 compared to 5.10% at September 30, 2012.

Average total deposits were $2.051 billion for the fourth quarter of 2012, a decrease of $24.4 million, or 1.2%, from the third quarter of 2012. The decrease in deposits when compared to the third quarter of 2012 resulted from lower public funds, money markets and certificates of deposit, partially offset by growth in noninterest bearing accounts and regular savings. The seasonal low in public fund balances occurred during the fourth quarter and these balances are anticipated to increase through the first quarter of 2013. Borrowings decreased by $9.1 million when compared to the third quarter of 2012 as a result of lower balances in repurchase agreements.

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

The allowance for loan losses includes allowance allocations calculated in accordance with U.S. GAAP.  The level of the allowance reflects management’s continuing evaluation of specific credit risks, loss experience, loan portfolio quality, economic conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as information becomes available.

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

Our financial results are affected by the changes in and the absolute level of the allowance for loan losses. This estimation process is judgmental and requires an estimate of the loss severity rates that we apply to our unimpaired loan portfolio. In the event that estimated loss severity rates for our unimpaired loan portfolio increased by 10%, the allowance for loan losses would increase by approximately $1.0 million.

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

For Step One, there are judgments and estimates used in the income approach for determining the estimated fair value of our reporting unit, including the discount rate and terminal growth rates utilized, which can change based on changes in the business climate, and the internal forecasts used to project cash flows, which are subject to change over short periods of time. In addition, change in economic conditions and observable bank purchase transactions can impact the outcome of the market valuation approach.

For Step Two, significant factors in the fair value of our implied goodwill include the fair values of our loan portfolio and our core deposit intangible. At December 31, 2012, the fair value of our implied goodwill exceeded the carrying value of goodwill by approximately $27 million. A decrease of approximately 18% in the loan discount would result in the carrying value of our goodwill being equal to the implied goodwill value at December 31, 2012. An increase of approximately 109% in the core deposit premium would result in the carrying value of our goodwill being equal to the implied goodwill value at December 31, 2012.

Throughout 2012 we have evaluated our goodwill for possible impairment using a consistent methodology and will continue this assessment process due to the decline in the market value of our stock to a level which is below book value. The aforementioned factors can change from period to period and are presented to reflect the potential variance in the fair value of our reporting unit and implied goodwill that could occur should there be changes in these critical valuation factors.

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

Pension Assumptions.  We have a defined benefit pension plan for the benefit of substantially all of our associates.  Our funding policy with respect to the pension plan is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law.  Pension expense, which is included in the Consolidated Statement of Comprehensive Income in noninterest expense as “Compensation,” is determined by an external actuarial valuation based on assumptions that are evaluated annually as of December 31, the measurement date for the pension obligation.  The Consolidated Statements of Financial Condition reflect an accrued pension benefit cost due to funding levels and unrecognized actuarial amounts.  The most significant assumptions used in calculating the pension obligation are the weighted-average discount rate used to determine the present value of the pension obligation, the weighted-average expected long-term rate of return on plan assets, and the assumed rate of annual compensation increases.  These assumptions are re-evaluated annually with the external actuaries, taking into consideration both current market conditions and anticipated long-term market conditions.

The weighted-average discount rate is determined by matching the anticipated defined pension plan cash flows to a long-term corporate Aa-rated bond index and solving for the underlying rate of return, which investing in such securities would generate.  This methodology is applied consistently from year-to-year.  The discount rate utilized in 2012 was 5.00%.  The estimated impact to 2012 pension expense of a 25 basis point increase or decrease in the discount rate would have been a decrease and increase of approximately $693,000 and $729,000, respectively.  We anticipate using a 4.25% discount rate in 2013.

The weighted-average expected long-term rate of return on plan assets is determined based on the current and anticipated future mix of assets in the plan.  The assets currently consist of equity securities, U.S. Government and Government agency debt securities, and other securities (typically temporary liquid funds awaiting investment).  The weighted-average expected long-term rate of return on plan assets utilized for 2012 was 8.0%.  The estimated impact to 2012 pension expense of a 25 basis point increase or decrease in the rate of return would have been an approximate $212,000 increase or decrease, respectively.  We anticipate using a rate of return on plan assets for 2013 of 8.0%.

The assumed rate of annual compensation increases of 4.00% in 2012 reflects expected trends in salaries and the employee base.  We anticipate using a compensation increase of 3.75% for 2013 reflecting current market trends.

Detailed information on the pension plan, the actuarially determined disclosures, and the assumptions used are provided in Note 11 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, the SEC, and other regulatory bodies have enacted new accounting pronouncements and standards that either have impacted our results in prior years presented, or will likely impact our results in 2013. Please refer to Note 1 of the Notes to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See “Financial Condition - Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

Table 15

QUARTERLY FINANCIAL DATA (Unaudited)

	2012				2011
(Dollars in Thousands, Except Per Share Data)	Fourth	Third	Second	First	Fourth	Third	Second	First
Summary of Operations:
Interest Income	$21,787	$22,326	$22,437	$23,130	$23,912	$24,891	$25,467	$25,189
Interest Expense	1,232	1,295	1,372	1,469	1,515	1,791	2,028	2,203
Net Interest Income	20,555	21,031	21,065	21,661	22,397	23,100	23,439	22,986
Provision for Loan Losses	2,766	2,864	5,743	4,793	7,600	3,718	3,545	4,133
Net Interest Income After Provision for Loan Losses	17,789	18,167	15,322	16,868	14,797	19,382	19,894	18,853
Noninterest Income	14,118	13,575	13,906	13,586	13,873	14,193	14,448	16,334
Noninterest Expense	29,468	30,201	32,293	32,597	31,103	30,647	31,167	33,331
Income (Loss) Before Income Taxes	2,439	1,541	(3,065)	(2,143)	(2,433)	2,928	3,175	1,856
Income Tax Expense (Benefit)	564	420	(1,339)	(981)	(1,898)	951	1,030	546
Net Income (Loss)	$1,875	$1,121	$(1,726)	$(1,162)	$(535)	$1,977	$2,145	$1,310
Net Interest Income (FTE)	$20,697	$21,179	$21,219	$21,833	$22,560	$23,326	$23,704	$23,257

Per Common Share:
Net Income (Loss) Basic	$0.11	$0.07	$(0.10)	$(0.07)	$(0.03)	$0.12	$0.12	$0.08
Net Income (Loss) Diluted	0.11	0.07	(0.10)	(0.07)	(0.03)	0.12	0.12	0.08
Cash Dividends Declared	0.00	0.00	0.00	0.00	0.00	0.10	0.10	0.10
Diluted Book Value	14.31	14.54	14.48	14.60	14.68	15.20	15.20	15.13
Market Price:
High	11.91	10.96	8.73	9.91	11.11	11.18	13.12	13.80
Low	9.04	7.00	6.35	7.32	9.43	9.81	9.94	11.87
Close	11.37	10.64	7.37	7.45	9.55	10.38	10.26	12.68

Selected Average Balances:
Loans, Net	$1,518,280	$1,541,262	$1,570,827	$1,596,480	$1,646,715	$1,667,720	$1,704,348	$1,730,330
Earning Assets	2,178,946	2,209,166	2,262,847	2,268,307	2,146,463	2,202,927	2,258,931	2,278,602
Total Assets	2,534,011	2,566,239	2,624,417	2,636,907	2,509,915	2,563,251	2,618,287	2,643,017
Deposits	2,051,099	2,075,482	2,135,653	2,161,388	2,032,975	2,061,913	2,107,301	2,125,379
Shareowners’ Equity	253,017	251,746	252,644	254,447	264,276	263,902	262,371	261,603
Common Equivalent Average Shares:
Basic	17,229	17,215	17,192	17,181	17,160	17,152	17,127	17,122
Diluted	17,256	17,228	17,192	17,181	17,161	17,167	17,139	17,130

Performance Ratios:
Return on Average Assets	0.29%	0.17%	(0.26)%	(0.18)%	(0.08)%	0.31%	0.33%	0.20%
Return on Average Equity	2.95	1.77	(2.75)	(1.84)	(0.80)	2.97	3.28	2.03
Net Interest Margin (FTE)	3.78	3.82	3.77	3.87	4.17	4.20	4.21	4.14
Noninterest Income as % of Operating Revenue	40.81	39.31	39.88	38.64	38.34	38.14	38.13	41.54
Efficiency Ratio	84.68	86.89	91.18	92.04	85.37	81.69	81.72	84.19

Asset Quality:
Allowance for Loan Losses	29,167	30,222	29,929	31,217	31,035	29,658	31,080	33,873
Allowance for Loan Losses to Loans	1.93%	1.97%	1.93%	1.98%	1.91%	1.79%	1.84%	1.98%
Nonperforming Assets (“NPA’s”)	117,648	127,247	132,829	136,826	137,623	114,592	122,092	129,318
NPA’s to Total Assets	4.47	5.10	5.02	5.14	5.21	4.54	4.70	4.86
NPA’S to Loans + ORE	7.47	8.02	8.23	8.36	8.14	6.67	6.98	7.31
Allowance to Non-Performing Loans	45.42	40.80	40.03	39.65	41.37	55.54	50.89	45.80
Net Charge-Offs to Average Loans	1.00	0.66	1.80	1.16	1.50	1.22	1.49	1.33

Capital Ratios:
Tier I Capital	14.35%	14.43%	14.17%	14.17%	13.96%	14.05%	13.83%	13.46%
Total Capital	15.72	15.80	15.54	15.54	15.32	15.41	15.19	14.82
Tangible Capital	6.35	6.86	6.40	6.42	6.51	7.19	6.96	6.73
Leverage	9.90	9.83	9.60	9.71	10.26	10.20	9.95	9.74

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PAGE

67	Report of Independent Registered Certified Public Accounting Firm

68	Consolidated Statements of Financial Condition

69	Consolidated Statements of Comprehensive Income

70	Consolidated Statements of Changes in Shareowners’ Equity

71	Consolidated Statements of Cash Flows

72	Notes to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Capital City Bank Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital City Bank Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital City Bank Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 6, 2013

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
(Dollars in Thousands)	2012	2011
ASSETS
Cash and Due From Banks	$66,238	$54,953
Federal Funds Sold and Interest Bearing Deposits	443,494	330,361
Total Cash and Cash Equivalents	509,732	385,314

Investment Securities, Available-for-Sale	296,985	307,149

Loans Held For Sale	14,189	21,225

Loans, Net of Unearned Income	1,507,113	1,607,458
Allowance for Loan Losses	(29,167)	(31,035)
Loans, Net	1,477,946	1,576,423

Premises and Equipment, Net	107,092	110,991
Goodwill	84,811	84,811
Other Intangible Assets	242	673
Other Real Estate Owned	53,426	62,600
Other Assets	89,561	92,126
Total Assets	$2,633,984	$2,641,312

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$609,235	$618,317
Interest Bearing Deposits	1,535,761	1,554,202
Total Deposits	2,144,996	2,172,519

Short-Term Borrowings	47,435	43,372
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	46,859	44,606
Other Liabilities	84,918	65,986
Total Liabilities	2,387,095	2,389,370

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,232,380 and 17,160,274 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	172	172
Additional Paid-In Capital	38,707	37,838
Retained Earnings	237,569	237,461
Accumulated Other Comprehensive Loss, Net of Tax	(29,559)	(23,529)
Total Shareowners’ Equity	246,889	251,942
Total Liabilities and Shareowners' Equity	$2,633,984	$2,641,312

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(Dollars in Thousands, Except Per Share Data)	2012	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$85,394	$94,944	$105,710
Investment Securities:
Taxable Securities	2,912	3,321	2,681
Tax Exempt Securities	428	647	1,517
Funds Sold	946	547	587
Total Interest Income	89,680	99,459	110,495

INTEREST EXPENSE
Deposits	2,108	3,947	8,645
Short-Term Borrowings	196	305	159
Subordinated Notes Payable	1,477	1,380	2,008
Other Long-Term Borrowings	1,587	1,905	2,150
Total Interest Expense	5,368	7,537	12,962

NET INTEREST INCOME	84,312	91,922	97,533
Provision for Loan Losses	16,166	18,996	23,824
Net Interest Income After Provision for Loan Losses	68,146	72,926	73,709

NONINTEREST INCOME
Service Charges on Deposit Accounts	25,792	25,451	26,500
Data Processing Fees	2,713	3,230	3,610
Asset Management Fees	4,155	4,364	4,235
Retail Brokerage Fees	3,026	3,251	2,820
Securities Transactions	—	—	8
Mortgage Banking Fees	3,600	2,675	2,948
Bank Card Fees	10,783	10,141	9,200
Other	5,116	9,736	7,504
Total Noninterest Income	55,185	58,848	56,825

NONINTEREST EXPENSE
Compensation	64,242	63,642	62,755
Occupancy, Net	9,074	9,622	10,010
Furniture and Equipment	8,903	8,558	8,929
Intangible Amortization	431	675	2,682
Other Real Estate	11,506	12,677	14,922
Other	30,403	31,074	34,618
Total Noninterest Expense	124,559	126,248	133,916

(LOSS) INCOME BEFORE INCOME TAXES	(1,228)	5,526	(3,382)
Income Tax (Benefit) Expense	(1,336)	629	(2,969)

NET INCOME (LOSS)	$108	$4,897	$(413)

BASIC NET INCOME (LOSS) PER SHARE	$0.01	$0.29	$(0.02)
DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$0.29	$(0.02)

Components of Other Comprehensive Loss:
Change in Funded Status of Pension Plans, net of tax benefit of $3,479, $5,135, and $628	(5,539)	(8,175)	(1,000)
Change in Net Unrealized Gain on Available-for-Sale Securities, net of tax benefit (expense) of $295, ($203), and ($41)	$(491)	$397	$79
Total Other Comprehensive Loss	$(6,030)	$(7,778)	$(921)

TOTAL COMPREHENSIVE LOSS	$(5,922)	$(2,881)	$(1,334)

Average Basic Common Shares Outstanding	17,205	17,140	17,076
Average Diluted Common Shares Outstanding	17,220	17,140	17,077

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Dollars in Thousands, Except Per Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2010	17,036,407	$170	$36,099	$246,460	$(14,830)	$267,899
Comprehensive Income:
Net Loss		—	—	(413)	—	(413)
Net Change in Unrealized Gain on Available-for-Sale Securities (net of tax)		—	—	—	79	79
Net Change in Funded Status of Pension Plans (net of tax)		—	—	—	(1,000)	(1,000)
Total Comprehensive Loss		—	—	—	—	(1,334)
Cash Dividends ($.4900 per share)		—	—	(8,368)	—	(8,368)
Issuance of Common Stock	63,674	1	821	—	—	822
Balance, December 31, 2010	17,100,081	171	36,920	237,679	(15,751)	259,019
Comprehensive Income:
Net Income		—	—	4,897	—	4,897
Change in Unrealized Gain On Available-for-Sale Securities (net of tax)		—	—	—	397	397
Change in Funded Status of Pension Plans (net of tax)		—	—	—	(8,175)	(8,175)
Total Comprehensive Loss		—	—	—	—	(2,881)
Cash Dividends ($.3000 per share)		—	—	(5,115)	—	(5,115)
Issuance of Common Stock	60,193	1	918	—	—	919
Balance, December 31, 2011	17,160,274	172	37,838	237,461	(23,529)	251,942
Comprehensive Income:
Net Income		—	—	108	—	108
Change in Unrealized Gain On Available-for-Sale Securities (net of tax)		—	—	—	(491)	(491)
Change in Funded Status of Pension Plans (net of tax)		—	—	—	(5,539)	(5,539)
Total Comprehensive Loss		—	—	—	—	(5,922)
Stock Compensation Expense		—	262	—	—	262
Issuance of Common Stock	72,106	—	607	—	—	607
Balance, December 31, 2012	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in Thousands	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$108	$4,897	$(413)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Provision for Loan Losses	16,166	18,996	23,824
Depreciation	6,759	6,770	7,050
Amortization of Premiums, Discounts, and Fees (net)	3,358	3,726	3,350
Amortization of Intangible Assets	431	675	2,682
Gain on Securities Transactions	—	—	(8)
Loss on Impaired Security	—	—	100
Net Decrease (Increase) in Loans Held-for-Sale	7,036	(9,654)	395
Stock-Based Compensation	262	—	—
Net Decrease (Increase) in Deferred Income Taxes	(2,805)	(2,919)	1,898
Loss on Sales and Write-Downs of Other Real Estate Owned	6,314	6,351	10,144
Net Decrease (Increase) in Other Assets	5,665	(4,163)	(10,987)
Net Increase in Other Liabilities	13,393	12,844	19,060
Net Cash Provided By Operating Activities	56,687	37,523	57,095

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(141,863)	(81,984)	(224,245)
Sales	805	—	505
Payments, Maturities, and Calls	146,862	81,405	86,935
Net Decrease in Loans	59,751	78,889	75,274
Proceeds From Sales of Other Real Estate Owned	25,636	26,424	17,300
Proceeds From Sales of Premises & Equipment	25	—	7
Purchases of Premises and Equipment	(2,885)	(2,405)	(6,975)
Net Cash Provided By (Used In) Investing Activities	88,331	102,329	(51,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(27,523)	68,543	(154,258)
Net (Decrease) Increase in Short-Term Borrowings	(3,121)	(49,556)	47,087
Increase in Other Long-Term Borrowings	12,591	789	12,478
Repayment of Other Long-Term Borrowings	(3,154)	(6,284)	(1,757)
Dividends Paid	—	(5,142)	(8,368)
Issuance of Common Stock	607	919	822
Net Cash (Used In) Provided By Financing Activities	(20,600)	9,269	(103,996)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,418	149,121	(98,100)

Cash and Cash Equivalents at Beginning of Year	385,314	236,193	334,293
Cash and Cash Equivalents at End of Year	$509,732	$385,314	236,193

Supplemental Cash Flow Disclosures:
Interest Paid	$6,662	$8,176	13,982
Income Taxes Paid, Net of Refunds Received	$(3,799)	$1,601	(185)

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$22,777	$37,438	49,247
Transfer of Current Portion of Long-Term Borrowings	$7,184	$—	10,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1

SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all other cash equivalents have a maturity of 90 days or less.  The Company is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits.  The average amounts of these required reserve balances for the years ended December 31, 2012 and 2011 were $24.3 million and $16.1 million, respectively.

Investment Securities

Investment securities available-for-sale are carried at fair value and represent securities that are available to meet liquidity and/or other needs of the Company.  Gains and losses are recognized and reported separately in the Consolidated Statements of Comprehensive Income upon realization or when impairment of values is deemed to be other than temporary.  In estimating other-than-temporary impairment losses, management considers, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value. Gains or losses are recognized using the specific identification method.  Unrealized holding gains and losses for securities available-for-sale are excluded from the Consolidated Statements of Comprehensive Income and reported net of taxes in the accumulated other comprehensive income component of shareowners' equity until realized.  Accretion and amortization are recognized on the effective yield method over the life of the securities.

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

Loan charge-offs on commercial and investor real estate loans are recorded when the facts and circumstances of the individual loan confirm the loan is not fully collectible and the loss is reasonably quantifiable. Factors considered in making these determinations are the borrower’s and any guarantor’s ability and willingness to pay, the status of the account in bankruptcy court (if applicable), and collateral value. Charge-off decisions for consumer loans are dictated by the Federal Financial Institutions Examination Council’s (FFEIC) Uniform Retail Credit Classification and Account Management Policy which establishes standards for the classification and treatment of consumer loans.

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

Loans are deemed to be impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due (principal and interest payments), according to the contractual terms of the loan agreement. Loans to borrowers who are experiencing financial difficulties and whose loans were modified with concessions are classified as troubled debt restructurings and measured for impairment. Loans to borrowers that have filed Chapter 7 bankruptcy, but continue to perform as agreed are classified as troubled debt restructurings and measured for impairment.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. In accordance with FASB ASC Topic 350, the Company determined it has one goodwill reporting unit. Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. See Note 4 – Intangible Assets for additional information.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs. A subsequent decline in the fair value of the asset is reflected as noninterest expense. Costs after acquisition are generally expensed. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Revenue Recognition

The Company recognizes revenue as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. Certain specific policies include the following:

Service Charges on Deposit Accounts. Service charges on deposit accounts are primarily overdraft and insufficient fund fees and monthly transaction-based fees. These fees are recognized as earned or as transactions occur and services are provided.

Bank Card Fees. Bank card fees primarily includes interchange income from client use of consumer and business debit cards. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and are based on cardholder purchase volumes. The Company records interchange income as transactions occur.

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

Earnings Per Common Share

Basic earnings per common share is based on net income divided by the weighted-average number of common shares outstanding during the period excluding non-vested stock.  Diluted earnings per common share include the dilutive effect of stock options and non-vested stock awards granted using the treasury stock method.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 12 — Earnings Per Share.

Comprehensive Income

Comprehensive income includes all changes in shareowners’ equity during a period, except those resulting from transactions with shareowners.  Besides net income, other components of the Company’s comprehensive income include the after tax effect of changes in the net unrealized gain/loss on securities available for sale and changes in the funded status of defined benefit and supplemental executive retirement plans.  Comprehensive income is reported in the accompanying Consolidated Statements of Comprehensive Income and Changes in Shareowners’ Equity.

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

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012, however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements now include one continuous statement of comprehensive income.

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

ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

ASU 2012-06 “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

Note 2

INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale at December 31, were as follows:

	2012
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Government Treasury	$96,745	$504	$—	$97,249
U.S. Government Agency	51,468	221	25	51,664
States and Political Subdivisions	79,818	124	63	79,879
Mortgage-Backed Securities	56,217	805	40	56,982
Other Securities(1)	11,811	—	600	11,211
Total Investment Securities	$296,059	$1,654	$728	$296,985

	2011
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Government Treasury	$168,001	$1,463	$—	$169,464
U.S. Government Agency	14,758	27	48	14,737
States and Political Subdivisions	58,946	186	38	59,094
Mortgage-Backed Securities	51,775	809	87	52,497
Other Securities(1)	11,957	—	600	11,357
Total Investment Securities	$305,437	$2,485	$773	$307,149

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $6.4 million and $4.8 million, respectively, at December 31, 2012 and $6.5 million and $4.8 million, respectively, at December 31, 2011.

Securities with an amortized cost of $152.3 million and $102.1 million at December 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes.

The Bank, as a member of the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in the FHLB based generally upon the balances of residential and commercial real estate loans, and FHLB advances.  FHLB stock which is included in other securities is pledged to secure FHLB advances.  No ready market exists for this stock, and it has no quoted market value; however, redemption of this stock has historically been at par value.

Investment Sales. The total proceeds from the sale or call of investment securities and the gross realized gains and losses from the sale or call of such securities for each of the last three years are as follows:

(Dollars in Thousands)	Year	Total Proceeds	Gross Realized Gains	Gross Realized Losses
	2012	$1,145	$—	$—
	2011	$321	$—	$—
	2010	$3,640	$8	$—

Maturity Distribution. As of December 31, 2012, the Company's investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$91,558	$91,892
Due after one through five years	99,980	100,220
No Maturity	11,811	11,211
Mortgage-Backed Securities	56,217	56,982
U.S. Government Agency	36,493	36,680
Total Investment Securities	$296,059	$296,985

Other Than Temporarily Impaired Securities. The following table summarizes the investment securities with unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	2012
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Agency	8,464	23	790	2	9,254	25
States and Political Subdivisions	30,302	55	5,028	8	35,330	63
Mortgage-Backed Securities	3,921	15	1,624	25	5,545	40
Other Securities	—	—	600	600	600	600
Total Investment Securities	$42,687	$93	$8,042	$635	$50,729	$728

	2011
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Treasury	$9,698	$48	$—	$—	$9,698	$48
U.S. Government Agency	—	—	—	—	—	—
States and Political Subdivisions	14,597	38	—	—	14,597	38
Mortgage-Backed Securities	11,612	87	37	—	11,649	87
Other Securities	—	—	600	600	600	600
Total Investment Securities	$35,907	$173	$637	$600	$36,544	$773

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

At December 31, 2012, the Company had securities of $297.0 million with net pre-tax unrealized gains of $0.9 million on these securities, of which $50.7 million have unrealized losses totaling $0.7 million. Approximately $42.7 million of these securities, with an unrealized loss of $0.1 million, have been in a loss position for less than 12 months. Approximately $8.0 million of these securities, with an unrealized loss of approximately $0.6 million have been in a loss position for greater than 12 months. Approximately $7.4 million of these securities with an unrealized loss of $35,000 are in a loss position because they were acquired when the general level of interest rates was lower than that on December 31, 2012. The Company believes that the losses in these securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012. One preferred bank stock issue for $0.6 million has also been in a loss position for greater than 12 months. The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio at December 31 was as follows:

(Dollars in Thousands)	2012	2011
Commercial, Financial and Agricultural	$139,850	$130,879
Real Estate - Construction	37,512	18,892
Real Estate - Commercial Mortgage	613,625	639,140
Real Estate - Residential(1)	321,986	385,621
Real Estate - Home Equity	236,263	244,263
Consumer	157,877	188,663
Loans, Net of Unearned Income	$1,507,113	$1,607,458

(1)	Includes loans in process with outstanding balances of $11.9 million and $12.5 million for 2012 and 2011, respectively.

Net deferred fees included in loans were $1.6 million at December 31, 2012 and December 31, 2011, respectively.

The Company has pledged a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity loans to support available borrowing capacity at the FHLB of Atlanta and has pledged a blanket floating lien on all consumer loans, commercial loans, and construction loans to support available borrowing capacity at the Federal Reserve Bank of Atlanta.

Nonaccrual Loans. Loans are generally placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be doubtful. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current or when future payments are reasonably assured.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans at December 31:

	2012		2011
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$1,069	—	$755	46
Real Estate - Construction	4,071	—	334	—
Real Estate - Commercial Mortgage	41,045	—	42,820	—
Real Estate - Residential	13,429	—	25,671	58
Real Estate - Home Equity	4,034	—	4,283	95
Consumer	574	—	1,160	25
Total Nonaccrual Loans	$64,222	—	$75,023	224

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans at December 31,

2012 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$302	$314	$—	$616	$138,165	$139,850
Real Estate - Construction	375	—	—	375	33,066	37,512
Real Estate - Commercial Mortgage	1,090	583	—	1,673	570,907	613,625
Real Estate - Residential	2,788	1,199	—	3,987	304,570	321,986
Real Estate - Home Equity	711	487	—	1,198	231,031	236,263
Consumer	1,693	392	—	2,085	155,218	157,877
Total Past Due Loans	$6,959	$2,975	$—	$9,934	$1,432,957	$1,507,113

2011 (Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
Commercial, Financial and Agricultural	$307	$49	$46	$402	$129,722	$130,879
Real Estate - Construction	—	—	—	—	18,558	18,892
Real Estate - Commercial Mortgage	3,070	646	—	3,716	592,604	639,140
Real Estate - Residential	7,983	3,031	58	11,072	348,878	385,621
Real Estate - Home Equity	1,139	500	95	1,734	238,246	244,263
Consumer	2,355	345	25	2,725	184,778	188,663
Total Past Due Loans	$14,854	$4,571	$224	$19,649	$1,512,786	$1,607,458

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	251	2,309	5,770	4,588	3,050	82	116	16,166
Charge-Offs	(822)	(629)	(6,031)	(9,719)	(2,896)	(2,125)	—	(22,222)
Recoveries	290	43	682	1,291	399	1,483	—	4,188
Net Charge-Offs	(532)	(586)	(5,349)	(8,428)	(2,497)	(642)		(18,034)
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167

2011
Beginning Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436
Provision for Loan Losses	1,446	(827)	8,477	6,864	2,383	749	(96)	18,996
Charge-Offs	(1,843)	(114)	(6,713)	(11,870)	(2,727)	(2,924)	—	(26,191)
Recoveries	387	14	251	478	214	1,450	—	2,794
Net Charge-Offs	(1,456)	(100)	(6,462)	(11,392)	(2,513)	(1,474)	—	(23,397)
Ending Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035

2010
Beginning Balance	$2,409	$12,117	$8,751	$14,159	$2,201	$3,457	$905	$43,999
Provision for Loan Losses	883	(4,188)	8,395	14,670	2,853	1,109	102	23,824
Charge-Offs	(2,118)	(5,877)	(8,762)	(12,168)	(3,087)	(3,502)	—	(35,514)
Recoveries	370	8	261	385	555	1,548	—	3,127
Net Charge-Offs	(1,748)	(5,869)	(8,501)	(11,783)	(2,532)	(1,954)	—	(32,387)
Ending Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436

The following table details the amount of the allowance for loan losses by portfolio class at December 31, disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2012
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$210	$714	$6,641	$2,778	$546	$32	$—	$10,921
Loans Collectively Evaluated for Impairment	1,043	2,142	4,440	5,900	2,399	1,295	1,027	18,246
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
2011
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$311	$68	$5,828	$4,702	$239	$26	$—	$11,174
Loans Collectively Evaluated for Impairment	1,223	1,065	4,832	7,816	2,153	1,861	911	19,861
Ending Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
2010
Period-end amount
Allocated to:
Loans Individually Evaluated for Impairment	$252	$413	$4,640	$7,965	$1,389	$71	$—	$14,730
Loans Collectively Evaluated for Impairment	1,292	1,647	4,005	9,081	1,133	2,541	1,007	20,706
Ending Balance	$1,544	$2,060	$8,645	$17,046	$2,522	$2,612	$1,007	$35,436

The Company’s recorded investment in loans as of December 31 related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
2012
Individually Evaluated for Impairment	$2,325	$4,232	$74,650	$23,030	$3,858	$687	$—	$108,782
Collectively Evaluated for Impairment	137,525	33,280	538,975	298,956	232,405	157,190	—	1,398,331
Total	$139,850	$37,512	$613,625	$321,986	$236,263	$157,877	$—	$1,507,113
2011
Individually Evaluated for Impairment	$1,653	$511	$65,624	$36,324	$3,527	$143	$—	$107,782
Collectively Evaluated for Impairment	129,226	18,381	573,516	349,297	240,736	188,520	—	1,499,676
Total	$130,879	$18,892	$639,140	$385,621	$244,263	$188,663	$—	$1,607,458
2010
Individually Evaluated for Impairment	$1,685	$2,533	$42,369	$37,779	$3,278	$144	$—	$87,788
Collectively Evaluated for Impairment	155,709	35,447	629,333	386,450	248,287	204,086	—	1,659,312
Total	$157,394	$37,980	$671,702	$424,229	$251,565	$204,230	$—	$1,747,100

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

The following table presents loans individually evaluated for impairment by class of loans at December 31:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
2012
Commercial, Financial and Agricultural	$2,325	$527	$1,797	$210
Real Estate – Construction	4,232	—	4,232	714
Real Estate - Commercial Mortgage	74,650	22,594	52,056	6,641
Real Estate – Residential	23,030	2,635	20,395	2,778
Real Estate - Home Equity	3,858	890	2,968	546
Consumer	687	123	565	32
Total	$108,782	$26,769	$82,013	$10,921

2011
Commercial, Financial and Agricultural	$1,653	$671	$982	$311
Real Estate – Construction	511	—	511	68
Real Estate - Commercial Mortgage	65,624	19,987	45,637	5,828
Real Estate – Residential	36,324	6,897	29,427	4,702
Real Estate - Home Equity	3,527	645	2,882	239
Consumer	143	90	53	26
Total	$107,782	$28,290	$79,492	$11,174

The following table summarizes the average recorded investment and interest income recognized for 2012, 2011, and 2010 by class of impaired loans:

	2012		2011		2010
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$2,018	$81	$1,554	$62	$2,768	$116
Real Estate - Construction	4,443	70	1,775	36	5,801	76
Real Estate - Commercial Mortgage	70,701	2,113	50,706	1,285	48,820	1,648
Real Estate - Residential	28,680	853	30,988	667	41,958	920
Real Estate - Home Equity	3,540	95	2,743	61	3,087	45
Consumer	229	3	90	3	172	9
Total	$109,611	$3,215	$87,856	$2,114	$102,606	$2,814

Credit Risk Management. The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures designed to maximize loan income within an acceptable level of risk. Management and the Board of Directors review and approve these policies and procedures on a regular basis (at least annually).

Reporting systems have been implemented to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans. Management and the Credit Risk Oversight Committee periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans. Specific segments of the loan portfolio are monitored and reported to the Board on a quarterly basis and have strategic plans in place to supplement Board approved credit policies governing exposure limits and underwriting standards. Detailed below are the types of loans within the Company’s loan portfolio and risk characteristics unique to each.

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

The following table presents the risk category of loans by segment at December 31:

2012 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
Special Mention	$4,380	$54,938	$142	$59,460
Substandard	10,863	177,277	1,624	189,764
Doubtful	158	1,515	—	1,673
Total Criticized Loans	$15,401	$233,730	$1,766	$250,897

2011 (Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
Special Mention	$4,883	$43,787	$79	$48,749
Substandard	9,804	202,734	1,699	214,237
Doubtful	111	7,763	—	7,874
Total Criticized Loans	$14,798	$254,284	$1,778	$270,860

Troubled Debt Restructurings (“TDRs”). TDRs are loans in which the borrower is experiencing financial difficulty and the Company has granted an economic concession to the borrower that it would not otherwise consider. In these instances, as part of a work-out alternative, the Company will defer cash payments required as part of the loan agreement through either a principal moratorium or extension of the loan term. The impact of the TDR modifications and defaults are factored into the allowance for loan losses on a loan-by-loan basis as all TDRs are, by definition, impaired loans.  Thus, specific reserves are established based upon the results of either a discounted cash flow analysis or the underlying collateral value, if the loan is deemed to be collateral dependent. In the limited circumstances that a loan is removed from TDR classification it is the Company's policy to also remove it from the impaired loan category, but to continue to individually evaluate loan impairment based on the contractual terms specified by the loan agreement.

The following table presents loans classified as TDRs at December 31:

	2012		2011
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,462	$508	$694	$—
Real Estate - Construction	161	—	178	—
Real Estate - Commercial Mortgage	29,870	8,425	20,062	12,029
Real Estate - Residential	13,824	936	15,553	947
Real Estate - Home Equity	1,587	—	1,161	—
Consumer	570	10	27	—
Total TDRs	$47,474	$9,879	$37,675	$12,976

Loans classified as TDRs during 2012 and 2011 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	2012			2011
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	12	$1,989	$1,857	7	$568	$547
Real Estate - Construction	6	969	976	5	3,679	3,752
Real Estate - Commercial Mortgage	54	15,704	16,011	46	16,197	16,311
Real Estate - Residential	68	7,067	6,955	79	15,249	15,487
Real Estate - Home Equity	19	770	731	9	639	660
Consumer	60	606	656	2	24	23
Total TDRs	219	$27,105	$27,186	148	$36,356	$36,780

Loans modified as TDRs during 2012 and 2011 that have subsequently defaulted during the twelve months ended December 31, 2012 and 2011 are presented in the table below.

	2012		2011
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	2	$218
Real Estate – Construction	4	713	1	2,327
Real Estate - Commercial Mortgage	3	1,001	12	5,221
Real Estate – Residential	7	1,906	7	1,424
Real Estate - Home Equity	—	—	—	—
Consumer	1	2	—	—
Total TDRs	15	$3,622	22	$9,190

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.1 million and $85.5 million at December 31, 2012 and December 31, 2011, respectively.  Intangible assets were as follows:

	2012		2011
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,157	$47,176	$46,918
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,644	1,867	1,452
Total Intangible Assets	$133,854	$48,801	$133,854	$48,370

Net Core Deposit Intangibles:  As of December 31, 2012 and December 31, 2011, the Company had net core deposit intangibles of $19,000 and $0.2 million, respectively.  Amortization expense for the twelve months of 2012, 2011, and 2010 was approximately $0.2 million, $0.5 million, and $2.6 million, respectively. All of our core deposit intangibles will be fully amortized in January 2013.

Goodwill:  As of December 31, 2012 and December 31, 2011, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

.

During the fourth quarter of 2012, the Company performed its annual goodwill impairment test. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of December 31, 2012.

Other:  As of December 31, 2012 and December 31, 2011, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.2 million and $0.4 million, respectively.  This intangible asset was recorded as a result of the acquisition of trust customer relationships.  Amortization expense for the twelve months of 2012 and 2011 was approximately $192,000.  Estimated annual amortization expense is approximately $0.2 million based on use of a 10-year useful life.

Note 5

PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31 was as follows:

(Dollars in Thousands)	2012	2011
Land	$24,404	$24,491
Buildings	113,693	115,211
Fixtures and Equipment	57,112	57,066
Total	195,209	196,768
Accumulated Depreciation	(88,117)	(85,777)
Premises and Equipment, Net	$107,092	$110,991

Note 6

DEPOSITS

Interest bearing deposits, by category, as of December 31, were as follows:

(Dollars in Thousands)	2012	2011
NOW Accounts	$842,435	$828,990
Money Market Accounts	267,766	276,910
Savings Accounts	184,541	158,462
Other Time Deposits	241,019	289,840
Total Interest Bearing Deposits	$1,535,761	$1,554,202

At December 31, 2012 and 2011, $7.1 million and $2.4 million, respectively, in overdrawn deposit accounts were reclassified as loans.

Time deposits in denominations of $100,000 or more totaled $63.1 million and $85.7 million at December 31, 2012 and December 31, 2011, respectively.

At December 31, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	2012
2013	$200,965
2014	23,882
2015	11,500
2016	2,438
2017 and thereafter	2,234
Total	$241,019

Interest expense on deposits for the three years ended December 31, was as follows:

(Dollars in Thousands)	2012	2011	2010
NOW Accounts	$634	$890	$1,406
Money Market Accounts	255	437	1,299
Savings Accounts	87	73	65
Time Deposits < $100,000	912	1,958	4,602
Time Deposits > $100,000	220	589	1,273
Total	$2,108	$3,947	$8,645

Note 7

SHORT-TERM BORROWINGS

Short-term borrowings included the following:

(Dollars in Thousands)	Federal Funds Purchased	Securities Sold Under Repurchase Agreements(1)	Other Short-Term Borrowings
2012
Balance at December 31	$—	$40,639	$6,796 (2)
Maximum indebtedness at any month end	—	62,458	6,991
Daily average indebtedness outstanding	—	47,485	4,679
Average rate paid for the year	—%	0.05%	3.68%
Average rate paid on period-end borrowings	—%	0.05%	3.69%

2011
Balance at December 31	$—	$43,372	$—
Maximum indebtedness at any month end	7,575	75,525	11,222
Daily average indebtedness outstanding	1,213	58,973	7,875
Average rate paid for the year	0.03%	0.09%	3.17%
Average rate paid on period-end borrowings	—%	0.05%	—%

2010
Balance at December 31	$10,275	$71,633	$11,020 (2)
Maximum indebtedness at any month end	12,550	71,633	11,792
Daily average indebtedness outstanding	6,269	16,733	4,861
Average rate paid for the year	0.02%	0.12%	2.84%
Average rate paid on period-end borrowings	0.01%	0.10%	3.37%

(1)	Balances are fully collateralized by government treasury or agency securities held in the Company’s investment portfolio.

(2)	Includes FHLB debt of $6.8 million at December 31, 2012 and FHLB debt and client tax deposit balances of $10.0 million and $1.0 million, respectively at December 31, 2010.

Note 8

LONG-TERM BORROWINGS

Federal Home Loan Bank Notes.   FHLB advances totaled $46.9 million at December 31, 2012 and $44.6 million at December 31, 2011. The advances mature at varying dates from 2013 through 2025 and had a weighted-average rate of 3.38% and 3.98% at December 31, 2012 and 2011, respectively. The FHLB advances are collateralized by a blanket floating lien on all 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans. Interest on the FHLB advances is paid on a monthly basis.

Scheduled minimum future principal payments on FHLB advances at December 31 were as follows:

(Dollars in Thousands)	2012
2013	$3,582
2014	7,661
2015	6,252
2016	2,949
2017	7,786
2018 and thereafter	18,629
Total	$46,859

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

Note 9

INCOME TAXES

The provision for income taxes reflected in the statements of comprehensive income is comprised of the following components:

(Dollars in Thousands)	2012	2011	2010
Current:
Federal	$1,189	$3,124	$(5,392)
State	280	424	525
Deferred:
Federal	(1,260)	(1,828)	3,990
State	(1,597)	(1,350)	(2,158)
Valuation Allowance	52	259	66
Total	$(1,336)	$629	$(2,969)

Income taxes provided were different than the tax expense computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

(Dollars in Thousands)	2012	2011	2010
Tax Expense at Federal Statutory Rate	$(430)	$1,934	$(1,184)
Increases (Decreases) Resulting From:
Tax-Exempt Interest Income	(402)	(612)	(955)
Change in Reserve for Uncertain Tax Position	(347)	(168)	127
State Taxes, Net of Federal Benefit	(856)	(602)	(1,062)
Other	199	(182)	39
Change in Valuation Allowance	52	259	66
Increase Deferred Tax Liability for Equity Investment	448	—	—
Actual Tax Expense	$(1,336)	$629	$(2,969)

Deferred income tax liabilities and assets result from differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes.  These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect.  The net deferred tax asset and the temporary differences comprising that balance at December 31, 2012 and 2011 are as follows:

(Dollars in Thousands)	2012	2011
Deferred Tax Assets Attributable to:
Allowance for Loan Losses	$11,253	$11,973
Associate Benefits	297	297
Accrued Pension/SERP	18,927	15,448
Interest on Nonperforming Loans	777	580
State Net Operating Loss and Tax Credit Carry-Forwards	5,002	4,119
Federal Capital Loss and Credit Carry-Forwards	641	287
Intangible Assets	224	198
Core Deposit Intangible	1,687	2,487
Contingency Reserve	9	241
Accrued Expense	442	437
Leases	413	410
Other Real Estate Owned	9,869	10,551
Other	2,610	895
Total Deferred Tax Assets	$52,151	$47,923

Deferred Tax Liabilities Attributable to:
Depreciation on Premises and Equipment	$7,117	$6,843
Deferred Loan Fees and Costs	2,864	2,907
Net Unrealized Gains on Investment Securities	585	880
Intangible Assets	3,119	2,819
Accrued Pension/SERP	1,870	3,368
Securities Accretion	—	—
Market Value on Loans Held for Sale	—	—
Other	497	1,638
Total Deferred Tax Liabilities	16,052	18,455
Valuation Allowance	1,170	1,118
Net Deferred Tax Asset	$34,929	$28,350

In the opinion of management, it is more likely than not that all of the deferred tax assets, with the exception of the separate state net operating loss carry-forward of CCBG, the separate state net operating loss carry-forwards of an inactive subsidiary, and certain of the Bank’s separate state tax credit carry-forwards, will be realized. Accordingly, a valuation allowance for CCBG’s separate state net operating loss carry-forward was recorded in 2008 and increased for CCBG’s additional state operating loss carry-forward generated in 2009 through 2012. This valuation allowance at year-end 2012 was $1.0 million. In addition, a valuation allowance for the inactive subsidiary’s separate state net operating loss carry-forwards and for certain of the Bank’s state tax credit carry-forwards totaled $0.2 million at year-end 2012. At year-end 2012, the Company had state loss and tax credit carry-forwards of approximately of $5 million, which expire at various dates from 2013 through 2032, and federal loss and tax credit carry-forwards of approximately $0.6 million, which begin to expire in 2015.

Changes in net deferred income tax assets were:

(Dollars in Thousands)	2012	2011
Balance at Beginning of Year	$28,350	$20,499
Income Tax Benefit From Change in Pension Liability	3,479	5,135
Income Tax Benefit (Expense) From Change in Unrealized Gains on Available-for-Sale Securities	295	(203)
Deferred Income Tax Benefit on Continuing Operations	2,805	2,919
Balance at End of Year	$34,929	$28,350

The Company had unrecognized tax benefits at December 31, 2012, 2011, and 2010 of $4.2 million, $4.6 million, and $4.8 million, respectively, of which $2.7 million would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.

A reconciliation of the beginning and ending unrecognized tax benefit is as follows:

(Dollars in Thousands)	2012	2011	2010
Balance at January 1,	$4,577	$4,770	$4,589
Additions Based on Tax Positions Related to Current Year	508	522	611
Decrease Due to Lapse in Statue of Limitations	(876)	(715)	(430)
Balance at December 31	$4,209	$4,577	$4,770

It is the Company’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. The total amounts of interest and penalties recorded in the income statement – income tax expense for the years ended December 31, 2012, 2011, and 2010 were $108,000, $(43,000), and $9,000, respectively. The amounts accrued for interest and penalties at December 31, 2012 and 2011 were $0.9 million and $1.1 million respectively.

The Company anticipates a significant decrease in the amount of unrecognized tax benefits in the next 12 months due to a lapse in the statute of limitations. The amount of the decrease is estimated to range from $0 to $1 million.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in states where its banking offices are located.  The Company is no longer subject to U.S. federal or state tax examinations for years before 2009.

Note 10

STOCK-BASED COMPENSATION

As of December 31, 2012, the Company had three stock-based compensation plans, consisting of the 2011 Associate Incentive Plan (“AIP”), the 2011 Associate Stock Purchase Plan (“ASPP”), and the 2011 Director Stock Purchase Plan (“DSPP”).  These plans, which were approved by the shareowners in April 2011, replaced substantially similar plans approved by the shareowners in 2004. Total compensation expense associated with these plans for 2010 through 2012 was $0.1 million, $0.1 million, and $0.5 million, respectively.

AIP.  The Company’s AIP allows the Company's Board of Directors to award key associates various forms of equity-based incentive compensation.  In 2012, the Company, pursuant to the terms and conditions of the AIP, created the 2012 Incentive Plan (“2012 Plan”), under which all participants in the 2012 plan were eligible to earn performance shares. Awards under the 2012 Plan were tied to internally established earnings goals. The grant-date fair value of the shares eligible to be awarded in 2012 was approximately $0.7 million.  In addition, each plan participant is eligible to receive from the Company a tax supplement bonus equal to 31% of the stock award value at the time of issuance. A total of 78,598 shares were eligible for issuance of which 28,470 were earned. For 2010 and 2011, the Company recognized no expense for the AIP.

Executive Stock Option Agreement. Prior to 2007, the Company maintained a stock option program for a key executive officer (William G. Smith, Jr. - Chairman, President and CEO, CCBG). The status of the options granted under this arrangement is detailed in the table provided below. In 2007, the Company replaced its practice of entering into an annual stock option arrangement by establishing a Performance Share Unit Plan under the provisions of the AIP that allows the executive to earn shares based on the compound annual growth rate in diluted earnings per share over a three-year period. For 2010 through 2012, the Company recognized no expense related to this plan.

A summary of the status of the Company’s option shares is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	60,384	$32.79	$2.9	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2012	60,384	$32.79	$1.9	$—
Exercisable at December 31, 2012	60,384	$32.79	$1.9	$—

DSPP.  The Company’s DSPP allows the directors to purchase the Company’s common stock at a price equal to 90% of the closing price on the date of purchase.  Stock purchases under the DSPP are limited to the amount of the directors’ annual retainer and meeting fees.  Under the 2011 DSPP there were 150,000 shares reserved for issuance.  For 2012, the Company issued 25,864 shares under the DSPP and recognized approximately $21,000 in expense related to this plan.  For 2011, the Company issued 21,872 shares and recognized approximately $23,000 in expense related to the DSPP.  In 2010, 22,152 shares were issued and approximately $26,000 in expense was recognized under the DSPP.

ASPP.  Under the Company’s ASPP, substantially all associates may purchase the Company’s common stock through payroll deductions at a price equal to 90% of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ASPP are limited to 10% of an associate's eligible compensation, up to a maximum of $25,000 (fair market value on each enrollment date) in any plan year.  Shares are issued at the beginning of the quarter following each six-month offering period.  Under the 2011 ASPP there were 593,750 shares of common stock reserved for issuance.   For 2012, the Company issued 43,378 shares under the ASPP and recognized approximately $119,000 in expense related to this plan.  For 2011, the Company issued 38,210 shares and recognized approximately $72,000 in expense related to the ASPP.   For 2010, the Company issued 41,486 shares and recognized approximately $109,000 in expense under the ASPP.

Based on the Black-Scholes option pricing model, the weighted average estimated fair value of each of the purchase rights granted under the ASPP was $1.61 for 2012.  For 2011 and 2010, the weighted average fair value purchase right granted was $1.74 and $2.67, respectively.  In calculating compensation, the fair value of each stock purchase right was estimated on the date of grant using the following weighted average assumptions:

	2012	2011	2010
Dividend yield	—%	3.5%	4.4%
Expected volatility	32.0%	31.0%	41.0%
Risk-free interest rate	0.1%	0.2%	0.2%
Expected life (in years)	0.5	0.5	0.5

Note 11

EMPLOYEE BENEFIT PLANS

Pension Plan

The Company sponsors a noncontributory pension plan covering substantially all of its associates.  Benefits under this plan generally are based on the associate's total years of service and average of the five highest years of compensation during the ten years immediately preceding their departure.  The Company’s general funding policy is to contribute amounts sufficient to meet minimum funding requirements as set by law and to ensure deductibility for federal income tax purposes.

The following table details on a consolidated basis the changes in benefit obligation, changes in plan assets, the funded status of the plan, components of pension expense, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2012	2011	2010
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$116,173	$97,393	$83,749
Service Cost	6,397	6,027	5,691
Interest Cost	5,587	5,243	4,733
Actuarial Loss	14,156	9,430	5,201
Benefits Paid	(7,138)	(1,846)	(1,776)
Expenses Paid	(225)	(245)	(205)
Plan Amendment	—	171	—
Projected Benefit Obligation at End of Year	$134,950	$116,173	$97,393

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$87,844	$84,658	$79,547
Actual Return on Plan Assets	8,683	277	7,092
Employer Contributions	5,000	5,000	—
Benefits Paid	(7,138)	(1,846)	(1,776)
Expenses Paid	(225)	(245)	(205)
Fair Value of Plan Assets at End of Year	$94,164	$87,844	$84,658

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$40,786	$28,330	$12,735

Accumulated Benefit Obligation at End of Year	$110,985	$94,121	$77,100

Components of Net Periodic Benefit Costs:
Service Cost	$6,397	$6,027	$5,691
Interest Cost	5,587	5,243	4,733
Expected Return on Plan Assets	(6,793)	(6,555)	(6,194)
Amortization of Prior Service Costs	359	462	509
Net Loss Amortization	3,390	2,223	2,088
Net Periodic Benefit Cost	$8,940	$7,400	$6,827

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.25%	5.00%	5.55%
Rate of Compensation Increase	3.75%	4.00%	4.25%
Measurement Date	12/31/12	12/31/11	12/31/10
Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	5.00%	5.55%	5.75%
Expected Return on Plan Assets	8.00%	8.00%	8.00%
Rate of Compensation Increase	4.00%	4.25%	4.50%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$8,876	$13,486	$2,215
Prior Service Cost	(360)	(291)	(509)
Deferred Tax Benefit	(3,285)	(5,091)	(658)
Other Comprehensive Loss, net of tax	$5,231	$8,104	$1,048

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Losses	$47,800	$38,924	$25,438
Prior Service Cost	1,700	2,060	2,351
Deferred Tax Benefit	(19,097)	(15,812)	(10,721)
Accumulated Other Comprehensive Loss, net of tax	$30,403	$25,172	$17,068

The Company expects to recognize approximately $4.6 million of the net actuarial loss reflected in accumulated other comprehensive income at December 31, 2012 as a component of net periodic benefit cost during 2013.

Plan Assets. The Company’s pension plan asset allocation at year-end 2012 and 2011, and the target asset allocation for 2013 are as follows:

	Target Allocation	Percentage of Plan Assets at Year-End(1)
	2013	2012	2011
Equity Securities	65%	61%	51%
Debt Securities	30%	29%	33%
Cash and Cash Equivalents	5%	10%	16%
Total	100%	100%	100%

(1)	Represents asset allocation at year-end which may differ from the average target allocation for the year due to the year-end cash contribution to the plan.

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

The major categories of assets in the Company’s pension plan as of December 31 are presented in the following table. Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 18 – Fair Value Measurements).

(Dollars in Thousands)	2012	2011
Level 1:
U.S. Treasury	$2,143	$4,039
Common Stocks	16,799	14,084
Mutual Funds	58,480	44,382
Cash and Cash Equivalents	7,819	12,287

Level 2:
U.S. Government Agencies and Corporations	8,923	13,052

Total Fair Value of Plan Assets	$94,164	$87,844

Expected Benefit Payments.  As of December 31, expected benefit payments related to the defined benefit pension plan were as follows:

(Dollars in Thousands)	2012
2013	$6,782
2014	8,255
2015	9,920
2016	8,400
2017	8,436
2018 through 2022	51,254
Total	$93,047

Contributions.  The following table details the amounts contributed to the pension plan in 2012 and 2011, and the expected amount to be contributed in 2013.

(Dollars in Thousands)	2012	2011	Expected Range of Contribution 2013(1)
Actual Contributions	$5,000	$5,000	$5,000 - $8,000

(1)	For 2013, the Company will have the option to make a cash contribution to the plan or utilize pre-funding balances.

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

The following table details on a consolidated basis the changes in benefit obligation, the funded status of the plan, components of pension expense, amounts recognized in the Company's consolidated statements of financial condition, and major assumptions used to determine these amounts.

(Dollars in Thousands)	2012	2011	2010
Change in Projected Benefit Obligation:
Benefit Obligation at Beginning of Year	$3,030	$3,001	$3,174
Service Cost	—	—	—
Interest Cost	140	147	150
Actuarial Loss/(Gain)	322	(151)	(323)
Plan Amendment	—	33	—
Projected Benefit Obligation at End of Year	$3,492	$3,030	$3,001

Funded Status of Plan and Accrued Liability Recognized at End of Year:
Other Liabilities	$3,492	$3,030	$3,001
Accumulated Benefit Obligation at End of Year	$3,492	$3,030	$2,996

Components of Net Periodic Benefit Costs:
Service Cost	$—	$—	$—
Interest Cost	140	147	150
Amortization of Prior Service Cost	189	180	180
Net Gain Amortization	(369)	(413)	(424)
Net Periodic Benefit Cost	$(40)	$(86)	$(94)

Weighted-Average Assumptions Used to Determine Benefit Obligation:
Discount Rate	4.25%	5.00%	5.55%
Rate of Compensation Increase	3.75%	4.00%	4.25%
Measurement Date	12/31/12	12/31/11	12/31/10

Weighted-Average Assumptions Used to Determine Benefit Cost:
Discount Rate	5.00%	5.50%	5.75%
Rate of Compensation Increase	4.00%	4.25%	4.50%

Amortization Amounts from Accumulated Other Comprehensive Income:
Net Actuarial Loss	$691	$263	$101
Prior Service Cost	(189)	(147)	(180)
Deferred Tax (Benefit) Expense	(194)	(45)	30
Other Comprehensive Loss (Gain), net of tax	$308	$71	$(49)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net Actuarial Gain	$(799)	$(1,490)	$(1,753)
Prior Service Cost	358	547	694
Defined Tax Liability	170	364	409
Accumulated Other Comprehensive Gain, net of tax	$(271)	$(579)	$(650)

The Company expects to recognize approximately $0.1 million of the net actuarial gain reflected in accumulated other comprehensive income at December 31, 2012 as a component of net periodic benefit cost during 2013.

Expected Benefit Payments. As of December 31, expected benefit payments related to the SERP were as follows:

(Dollars in Thousands)	2012
2012	$431
2013	542
2014	597
2015	264
2016	88
2017 through 2021	119
Total	$2,041

401(k) Plan

The Company has a 401(k) Plan which enables associates to defer a portion of their salary on a pre-tax basis.  The plan covers substantially all associates of the Company who meet minimum age requirements.  The plan is designed to enable participants to elect to have an amount from 1% to 15% of their compensation withheld in any plan year placed in the 401(k) Plan trust account. Matching contributions of 50% from the Company are made up to 6% of the participant's compensation for eligible associates.  During 2012, 2011, and 2010, the Company made matching contributions of $0.4 million for each respective year. The participant may choose to invest their contributions into twenty-seven investment options available to 401(k) participants, including the Company’s common stock.  A total of 50,000 shares of CCBG common stock have been reserved for issuance.  Shares issued to participants have historically been purchased in the open market.

Other Plans

The Company has a Dividend Reinvestment and Optional Stock Purchase Plan.  A total of 250,000 shares have been reserved for issuance.  In recent years, shares for the Dividend Reinvestment and Optional Stock Purchase Plan have been acquired in the open market and, thus, the Company did not issue any shares under this plan in 2012, 2011 and 2010.

Note 12

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars and Per Share Data in Thousands)	2012	2011	2010
Numerator:
Net Income (Loss)	$108	$4,897	$(413)

Denominator:
Denominator for Basic Earnings Per Share Weighted-Average Shares	17,205	17,140	17,076
Effects of Dilutive Securities Stock Compensation Plans	15	—	—

Denominator for Diluted Earnings Per Share Adjusted Weighted-Average Shares and Assumed Conversions	17,220	17,140	17,076

Basic Earnings Per Share	$0.01	$0.29	$(0.02)

Diluted Earnings Per Share	$0.01	$0.29	$(0.02)

Stock options for 23,138 and 37,246 shares of common stock related to awards earned in 2003 and 2004, respectively, were not considered in computing diluted earnings per common share for 2012, 2011 and 2010 because they were anti-dilutive.

Note 13

CAPITAL

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk based and Tier 1 leverage ratios as set forth in the following tables. There are not conditions or events since the notification that management believes have changed the Bank’s category. The Company and Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table.

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Tier I Capital:
CCBG	$239,520	14.35%	$67,104	4.00%	*	*
CCB	239,955	14.39%	67,045	4.00%	100,567	6.00%

Total Capital:
CCBG	262,377	15.72%	134,207	8.00%	*	*
CCB	260,906	15.64%	134,089	8.00%	167,612	10.00%

Tier I Leverage:
CCBG	239,520	9.90%	96,824	4.00%	*	*
CCB	239,955	9.93%	96,694	4.00%	83,806	5.00%

2011
Tier I Capital:
CCBG	$246,455	13.96%	$70,964	4.00%	*	*
CCB	246,159	13.96%	70,904	4.00%	106,356	6.00%

Total Capital:
CCBG	270,518	15.32%	141,928	8.00%	*	*
CCB	268,317	15.21%	141,809	8.00%	177,261	10.00%

Tier I Leverage:
CCBG	246,455	10.26%	96,064	4.00%	*	*
CCB	246,159	10.26%	95,947	4.00%	88,630	5.00%

*	Not applicable to bank holding companies.

Note 14

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

Note 15

RELATED PARTY TRANSACTIONS

At December 31, 2012 and 2011, certain officers and directors were indebted to the Company’s bank subsidiary in the aggregate amount of $19.8 million and $20.8 million, respectively.  During 2012, $28.5 million in new loans were made and repayments totaled $29.5 million.  In the opinion of management, these loans were made on similar terms as loans to other individuals of comparable creditworthiness and were all current at year-end.

Deposits from certain directors, executive officers, and their related interests totaled $18.6 million and $16.4 million at December 31, 2012 and 2011, respectively.

Under a lease agreement expiring in 2024, the Bank leases land from a partnership in which several directors and officers have an interest. The lease agreement with Smith Interests General Partnership L.L.P. provides for annual lease payments of approximately $136,000, to be adjusted for inflation in future years.

Note 16

OTHER NONINTEREST EXPENSE

Components of other noninterest expense in excess of 1% of the sum of total interest income and noninterest income, which are not disclosed separately elsewhere, are presented below for each of the respective years.

(Dollars in Thousands)	2012	2011	2010
Other Noninterest Expense:
Utilities	$1,609	$1,764	$1,882
Maintenance Agreements - FF&E	3,220	3,114	3,185
Legal Fees	4,303	4,106	4,301
Professional Fees	4,882	3,832	4,338
Telephone	1,896	1,895	2,059
Advertising	1,815	2,471	2,905
Processing Services	3,967	3,708	3,651
Insurance - Other	4,104	4,474	6,324
Printing and Supplies	1,154	1,321	1,455
Postage	1,595	1,780	1,650
Other	1,858	2,609	2,868
Total	$30,403	$31,074	$34,618

Note 17

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

	2012			2011
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$48,618	$245,087	$293,705	$38,432	$257,081	$295,513
Standby Letters of Credit	11,249	—	11,249	10,920	—	10,920
Total	$59,867	$245,087	$304,954	$49,352	$257,081	$306,433

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Other Commitments.  In the normal course of business, the Company enters into lease commitments which are classified as operating leases.  Rent expense incurred under these leases was approximately $0.6 million in 2012, $0.6 million in 2011, and $1.2 million in 2010.  Minimum lease payments under these leases due in each of the five years subsequent to December 31, 2012, are as follows (dollars in millions): 2013, $0.6; 2014, $0.4; 2015, $0.4; 2016, $0.4; 2017, $0.4, thereafter, $4.0.

Contingencies.  The Company is a party to lawsuits and claims arising out of the normal course of business.  In management's opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on the consolidated results of operations, financial position, or cash flows of the Company.

Indemnification Obligation. The Company is a member of the Visa U.S.A. network. Visa U.S.A believes that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International. In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering. Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company. During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain. Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares. Further information on the swap contract is contained within Note 18 below.

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

Note 18

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

A summary of fair values for assets and liabilities recorded at fair value at December 31 consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
2012
ASSETS:
Securities available for sale:
U.S. Treasury	$97,249	$—	$—	$97,249
U.S. Government Agency	—	51,664	—	51,664
States and Political Subdivisions	—	79,879	—	79,879
Mortgage-Backed Securities	—	56,982	—	56,982
Other Securities	—	11,211	—	11,211
LIABILITIES:
Fair Value Swap	—	—	—	—

2011
Securities available for sale:
U.S. Treasury	$169,464	$—	$—	$169,464
U.S. Government Agency	—	14,737	—	14,737
State and Political Subdivisions	—	59,094	—	59,094
Mortgage-Backed Securities	—	52,497	—	52,497
Other Securities	—	11,357	—	11,357
LIABILITIES:
Fair Value Swap	—	—	572	572

The Company transferred certain U.S. government agency securities from Level 1 to Level 2 as of December 31, 2012 and 2011. Management determined that the fair value methodology for these securities was more closely aligned to the definition of Level 2 than Level 1. The balances of the U.S. government agency securities transferred from Level 1 to Level 2 as of December 31, 2012 and 2011 were $36.7 million and $14.7 million, respectively.

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

Impaired Loans. Loan impairment is measured using the present value of expected cash flows or the fair value of the collateral (less selling costs) if the loan is collateral dependent. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. The inputs used in determining the present value of expected cash flows are not observable and therefore are considered Level 3 inputs. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired loans had a carrying value of $108.8 million with a valuation allowance of $10.9 million at December 31, 2012 and $107.8 million and $11.2 million, respectively, at December 31, 2011.

Loans Held for Sale. Loans held for sale were $14.2 million and $21.2 million as of December 31, 2012 and December 31, 2011, respectively. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During 2012, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we will obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $22.8 million during the twelve months ended December 31, 2012. The Company disposed of $28.3 million in foreclosed assets, recognized subsequent write-downs totaling $3.3 million for properties that were re-valued, and realized miscellaneous adjustments totaling $0.4 million during the twelve months ended December 31 2012. The carrying value of foreclosed assets was $53.4 million at December 31, 2012 and $62.6 million at December 31, 2011.

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

Loans - The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates that reflect the credit, interest rate, and liquidity risks inherent in each loan category. The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.

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

A summary of estimated fair values of significant financial instruments at December 31 consisted of the following:

	2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$66,238	$66,238	$—	$—
Short-Term Investments	443,494	443,494	—	—
Investment Securities	296,985	97,249	199,736	—
Loans Held for Sale	14,189	—	14,189	—
Loans, Net of Allowance for Loan Losses	1,477,946	—	—	1,370,056

LIABILITIES:
Deposits	$2,144,996	$—	$2,145,547	$—
Short-Term Borrowings	47,435	—	46,503	—
Subordinated Notes Payable	62,887	—	62,896	—
Long-Term Borrowings	46,859	—	50,003	—

	2011
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$54,953	$54,953	$—	$—
Short-Term Investments	330,361	330,361	—	—
Investment Securities	307,149	169,464	137,685	—
Loans Held for Sale	21,225	—	21,225	—
Loans, Net of Allowance for Loan Losses	1,576,423	—	—	1,464,588

LIABILITIES:
Deposits	$2,172,519	$—	$2,173,331	$—
Short-Term Borrowings	43,372	—	42,021	—
Subordinated Notes Payable	62,887	—	62,858	—
Long-Term Borrowings	44,606	—	47,770	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Note 19

PARENT COMPANY FINANCIAL INFORMATION

The following are condensed statements of financial condition of the parent company at December 31:

Parent Company Statements of Financial Condition

(Dollars in Thousands, Except Per Share Data)	2012	2011
ASSETS
Cash and Due From Subsidiary Bank	$7,061	$6,269
Investment in Subsidiary Bank	309,114	313,372
Other Assets	3,435	3,016
Total Assets	$319,610	$322,657

LIABILITIES
Subordinated Notes Payable	$62,887	$62,887
Other Liabilities	9,834	7,828
Total Liabilities	72,721	70,715

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value, 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,232,380 and 17,160,274 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	172	172
Additional Paid-In Capital	38,707	37,838
Retained Earnings	237,569	237,461
Accumulated Other Comprehensive Loss, Net of Tax	(29,559)	(23,529)
Total Shareowners' Equity	246,889	251,942
Total Liabilities and Shareowners’ Equity	$319,610	$322,657

The operating results of the parent company for the three years ended December 31 are shown below:

Parent Company Statements of Operations

(Dollars in Thousands)	2012	2011	2010
OPERATING INCOME
Income Received from Subsidiary Bank:
Dividends	$—	$—	$—
Overhead Fees	4,536	3,364	3,059
Other Income	130	48	74
Total Operating Income	4,666	3,412	3,133

OPERATING EXPENSE
Salaries and Associate Benefits	2,059	1,974	1,359
Interest on Subordinated Notes Payable	1,477	1,380	2,008
Professional Fees	1,781	1,251	1,185
Advertising	140	135	96
Legal Fees	332	249	226
Other	478	440	623
Total Operating Expense	6,267	5,429	5,497
Loss Before Income Taxes and Equity in Undistributed Earnings of Subsidiary Bank	(1,601)	(2,017)	(2,364)
Income Tax Benefit	(10)	(666)	(771)
Loss Before Equity in Undistributed Earnings of Subsidiary Bank	(1,591)	(1,351)	(1,593)
Equity in Undistributed Earnings of Subsidiary Bank	1,699	6,248	1,180
Net Income (Loss)	$108	$4,897	$(413)

The cash flows for the parent company for the three years ended December 31 were as follows:

Parent Company Statements of Cash Flows

(Dollars in Thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$108	$4,897	$(413)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in Undistributed Earnings of Subsidiary Bank	(1,699)	(6,248)	(1,180)
Stock-Based Compensation	262	—	—
Increase in Other Assets	(491)	(324)	(97)
Increase (Decrease) in Other Liabilities	2,005	1,181	(203)
Net Cash Provided By (Used In) Operating Activities	185	(494)	(1,893)

CASH FROM FINANCING ACTIVITIES:
Payment of Dividends	—	(5,142)	(8,368)
Issuance of Common Stock	607	919	822
Net Cash Provided By (Used In) in Financing Activities	607	(4,223)	(7,546)

Net Increase (Decrease) in Cash	792	(4,717)	(9,439)
Cash at Beginning of Year	6,269	10,986	20,425
Cash at End of Year	$7,061	$6,269	$10,986

Note 20

COMPREHENSIVE INCOME

FASB Topic ASC 220, “Comprehensive Income” (Formerly SFAS No. 130) requires that certain transactions and other economic events that bypass the income statement be displayed as other comprehensive income.  Total comprehensive income is reported in the consolidated statements of comprehensive income and changes in shareowners’ equity.  Information related to net comprehensive income (loss) is as follows:

(Dollars in Thousands)	2012	2011	2010
Other Comprehensive Loss:
Securities Available for Sale:
Change in net unrealized gain, net of tax benefit of $295, and a net of tax expense $203 and $41	$(491)	$397	$79
Retirement Plans:
Change in funded status of defined benefit pension plan and SERP plan, net of tax benefit $3,479, $5,135, and $628	(5,539)	(8,175)	(1,000)
Net Other Comprehensive Loss	$(6,030)	$(7,778)	$(921)

The components of accumulated other comprehensive loss, net of tax, as of year-end were as follows:

Net unrealized loss on securities available for sale	$573	$1,064	$667
Net unfunded liability for defined benefit pension plan and SERP plan	(30,132)	(24,593)	(16,418)
Accumulated Other Comprehensive Loss	$(29,559)	$(23,529)	$(15,751)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management has concluded we maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2012.

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

Ernst & Young LLP, an independent registered certified public accounting firm, has audited our consolidated financial statements as of and for the year ended December 31, 2012, and opined as to the effectiveness of internal control over financial reporting as of December 31, 2012, as stated in its attestation report, which is included herein on page 103.

Change in Internal Control. Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control. There have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareowners of

Capital City Bank Group, Inc.

We have audited Capital City Bank Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital City Bank Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital City Bank Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Capital City Bank Group, Inc. and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 6, 2013

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated herein by reference to the subsection entitled “Codes of Conduct and Ethics” under the section entitled “Corporate Governance,” “Nominees for Election as Directors,” “Continuing Directors and Executive Officers,” “Share Ownership” and the subsection entitled “Committees of the Board” under the section “Board and Committee Membership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2013.

Item 11. Executive Compensation

Incorporated herein by reference to the sections entitled “Executive Compensation” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareowners Matters

The 2011 Associate Incentive Plan, 2011 Associate Stock Purchase Plan, and 2011 Director Stock Purchase Plan were approved by the Registrant’s shareowners. The following table provides certain information regarding the Registrant’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	60,384(1)	$ 32.79	1,513,772(2)
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	60,384	$ 32.79	1,513,772

(1)	Includes 60,384 shares that may be issued upon exercise of outstanding options under the terminated 2005 Associate Incentive Plan.
(2)	Consists of 872,200 shares available for issuance under our 2011 Associate Incentive Plan, 530,548 shares available for issuance under our 2011 Associate Stock Purchase Plan, and 111,024 shares available for issuance under our 2011 Director Stock Purchase Plan. Of these plans, the only plan under which options may be granted in the future is our 2011 Associate Incentive Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the section captioned “Share Ownership” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the subsections entitled “Procedures for Review, Approval, or Ratification of Related Person Transactions” and “Transactions With Related Persons” under the section entitled “Executive Officers and Transactions with Related Persons” and the subsection entitled “Independent Directors” under the section entitled “Corporate Governance” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2013.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the section entitled “Audit Fees and Related Matters” in the Registrant’s Proxy Statement relating to its Annual Meeting of Shareowners to be held April 23, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report

1. Financial Statements

Reports of Independent Registered Certified Public Accounting Firm

Consolidated Statements of Financial Condition at the End of Fiscal Years 2012 and 2011

Consolidated Statements of Comprehensive Income for Fiscal Years 2012, 2011, and 2010

Consolidated Statements of Changes in Shareowners’ Equity for Fiscal Years 2012, 2011, and 2010

Consolidated Statements of Cash Flows for Fiscal Years 2012, 2011, and 2010

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3. Exhibits Required to be Filed by Item 601 of Regulation S-K

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of its shareholders.

4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.

10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).

10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).

10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).

10.4	2005 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 24, 2005 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/31/05) (No. 0-13358).

10.5	2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.6	Capital City Bank Group, Inc. Non-Employee Director Plan, as amended – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

11	Statement re Computation of Per Share Earnings.*

14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2012.**

23.1	Consent of Independent Registered Certified Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Information required to be presented in Exhibit 11 is provided in Note 12 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 6, 2013, on its behalf by the undersigned, thereunto duly authorized.

CAPITAL CITY BANK GROUP, INC.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 6, 2013 by the following persons in the capacities indicated.

/s/ William G. Smith, Jr.

William G. Smith, Jr.

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

/s/ J. Kimbrough Davis

J. Kimbrough Davis

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 6, 2013, on its behalf by the undersigned, thereunto duly authorized.

Directors:

/s/ DuBose Ausley	/s/ John K. Humphress
DuBose Ausley	John K. Humphress

/s/ Thomas A. Barron	/s/ Lina S. Knox
Thomas A. Barron	Lina S. Knox

/s/ Frederick Carroll, III	/s/ Henry Lewis III
Frederick Carroll, III	Henry Lewis III

/s/ Cader B. Cox, III	/s/ William G. Smith, Jr.
Cader B. Cox, III	William G. Smith, Jr.

/s/ J. Everitt Drew
J. Everitt Drew

Exhibit Index

Reg. S-K Exhibit Table Item No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation - incorporated herein by reference to Exhibit 3 of the Registrant’s 1996 Proxy Statement (filed 4/11/96) (No. 0-13358).

3.2	Amended and Restated Bylaws - incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K (filed 11/30/07) (No. 0-13358).

4.1	See Exhibits 3.1, and 3.2 for provisions of Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, which define the rights of its shareholders.

4.2	Capital City Bank Group, Inc. 2011 Director Stock Purchase Plan - incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.3	Capital City Bank Group, Inc. 2011 Associate Stock Purchase Plan - incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.4	Capital City Bank Group, Inc. 2011 Associate Incentive Plan - incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K (filed 5/2/11) (No. 0-13358).

4.5	In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments defining the rights of holders of long-term debt of Capital City Bank Group, Inc. not exceeding 10% of the total assets of Capital City Bank Group, Inc. and its consolidated subsidiaries have been omitted; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.

10.1	Capital City Bank Group, Inc. 1996 Dividend Reinvestment and Optional Stock Purchase Plan - incorporated herein by reference to Exhibit 10 of the Registrant’s Form S-3 (filed 01/30/97) (No. 333-20683).

10.2	Capital City Bank Group, Inc. Supplemental Executive Retirement Plan - incorporated herein by reference to Exhibit 10(d) of the Registrant’s Form 10-K (filed 3/27/03) (No. 0-13358).

10.3	Capital City Bank Group, Inc. 401(k) Profit Sharing Plan – incorporated herein by reference to Exhibit 4.3 of Registrant’s Form S-8 (filed 09/30/97) (No. 333-36693).

10.4	2005 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 24, 2005 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/31/05) (No. 0-13358).

10.5	2006 Stock Option Agreement by and between Capital City Bank Group, Inc. and William G. Smith, Jr., dated March 23, 2006 – incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

10.6	Capital City Bank Group, Inc. Non-Employee Director Plan, as amended – incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K (filed 3/29/06) (No. 0-13358).

11	Statement re Computation of Per Share Earnings.*

14	Capital City Bank Group, Inc. Code of Ethics for the Chief Financial Officer and Senior Financial Officers - incorporated herein by reference to Exhibit 14 of the Registrant’s Form 8-K (filed 3/11/05) (No. 0-13358).

21	Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2012.**

23.1	Consent of Independent Registered Certified Public Accounting Firm.**

31.1	Certification of CEO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of CFO pursuant to Securities and Exchange Act Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Information required to be presented in Exhibit 11 is provided in Note 12 to the consolidated financial statements under Part II, Item 8 of this Form 10-K in accordance with the provisions of U.S. generally accepted accounting principles.
**	Filed electronically herewith.

Exhibit 21. Capital City Bank Group, Inc. Subsidiaries, as of December 31, 2012.

Direct Subsidiaries:

Capital City Bank

CCBG Capital Trust I (Delaware)

CCBG Capital Trust II (Delaware)

Indirect Subsidiaries:

Capital City Banc Investments, Inc. (Florida)

Capital City Services Company (Florida)

Capital City Trust Company (Florida)

First Insurance Agency of Grady County, Inc. (Georgia)

FNB Financial Services, LLC (Florida)

Southeastern Oaks, LLC (Florida)

Capital City Mortgage Company (Florida) - Inactive

