Form 10-Q
period 2013-03-31
CAPITAL CITY BANK GROUP INC
filed 2013-05-09
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

At April 30, 2013, 17,318,789 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2013

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”): (a) “Introductory Note” in Part I, Item 1. “Business”; (b) “Risk Factors” in Part I, Item 1A., as updated in our subsequent quarterly reports filed on Form 10-Q; and (c) “Introduction” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7, as well as:

▪	our need and our ability to incur additional debt or equity financing;
▪	the accuracy of our financial statement estimates and assumptions, including the estimate for our loan loss provision and deferred tax valuation allowance;
▪	continued depression of the market value of the Company that could result in an impairment of goodwill;
▪	the frequency and magnitude of foreclosure of our loans;
▪	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
▪	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
▪	legislative or regulatory changes, including the Dodd-Frank Act;
▪	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
▪	restrictions on our operations, including the inability to pay dividends without our regulators’ consent;
▪	the effects of the health and soundness of other financial institutions, including the FDIC’s need to increase Deposit Insurance Fund assessments;
▪	our ability to declare and pay dividends;
▪	changes in the securities and real estate markets;
▪	changes in monetary and fiscal policies of the U.S. Government;
▪	inflation, interest rate, market and monetary fluctuations;
▪	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
▪	our ability to comply with the extensive laws and regulations to which we are subject;
▪	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
▪	increased competition and its effect on pricing;
▪	technological changes;
▪	negative publicity and the impact on our reputation;
▪	the effects of security breaches and computer viruses that may affect our computer systems;
▪	changes in consumer spending and saving habits;
▪	growth and profitability of our noninterest income;
▪	changes in accounting principles, policies, practices or guidelines;
▪	the limited trading activity of our common stock;
▪	the concentration of ownership of our common stock;
▪	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
▪	other risks described from time to time in our filings with the Securities and Exchange Commission; and
▪	our ability to manage the risks involved in the foregoing.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Unaudited March 31,	December 31
(Dollars in Thousands)	2013	2012
ASSETS
Cash and Due From Banks	$52,677	$66,238
Federal Funds Sold and Interest Bearing Deposits	461,714	443,494
Total Cash and Cash Equivalents	514,391	509,732

Investment Securities, Available-for-Sale	307,502	296,985

Loans Held For Sale	11,422	14,189

Loans, Net of Unearned Income	1,454,899	1,507,113
Allowance for Loan Losses	(27,803)	(29,167)
Loans, Net	1,427,096	1,477,946

Premises and Equipment, Net	105,883	107,092
Goodwill	84,811	84,811
Other Intangible Assets	174	242
Other Real Estate Owned	58,421	53,426
Other Assets	95,613	89,561
Total Assets	$2,605,313	$2,633,984

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$616,017	$609,235
Interest Bearing Deposits	1,497,965	1,535,761
Total Deposits	2,113,982	2,144,996

Short-Term Borrowings	50,682	47,435
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	41,224	46,859
Other Liabilities	87,930	84,918
Total Liabilities	2,356,705	2,387,095

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,318,786 and 17,232,380 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	173	172
Additional Paid-In Capital	39,580	38,707
Retained Earnings	238,408	237,569
Accumulated Other Comprehensive Loss, Net of Tax	(29,553)	(29,559)
Total Shareowners’ Equity	248,608	246,889
Total Liabilities and Shareowners’ Equity	$2,605,313	$2,633,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$20,154	$22,005
Investment Securities:
Taxable Securities	590	794
Tax Exempt Securities	114	106
Funds Sold	270	225
Total Interest Income	21,128	23,130

INTEREST EXPENSE
Deposits	415	643
Short-Term Borrowings	82	8
Subordinated Notes Payable	339	382
Other Long-Term Borrowings	347	436
Total Interest Expense	1,183	1,469

NET INTEREST INCOME	19,945	21,661
Provision for Loan Losses	1,070	4,793
Net Interest Income After Provision for Loan Losses	18,875	16,868

NONINTEREST INCOME
Service Charges on Deposit Accounts	6,165	6,309
Data Processing Fees	653	675
Asset Management Fees	993	1,015
Retail Brokerage Fees	922	758
Mortgage Banking Fees	1,043	848
Bank Card Fees	2,661	2,771
Other	1,151	1,210
Total Noninterest Income	13,588	13,586

NONINTEREST EXPENSE
Compensation	16,739	16,843
Occupancy, Net	2,248	2,266
Furniture and Equipment	2,153	2,201
Intangible Amortization	68	108
Other Real Estate	2,901	3,513
Other	7,091	7,666
Total Noninterest Expense	31,200	32,597

INCOME (LOSS) BEFORE INCOME TAXES	1,263	(2,143)
Income Tax Expense (Benefit)	424	(981)

NET INCOME (LOSS)	$839	$(1,162)

BASIC NET INCOME (LOSS) PER SHARE	$0.05	$(0.07)
DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.07)

Components of Other Comprehensive Income (Loss):
Change in Net Unrealized Gain on Available-for-Sale Securities, Net of Tax Expense (Benefit)	$6	$(246)
Total Other Comprehensive Income (Loss)	$6	$(246)

TOTAL COMPREHENSIVE INCOME (LOSS)	$845	$(1,408)

Average Basic Common Shares Outstanding	17,302	17,181
Average Diluted Common Shares Outstanding	17,309	17,181

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2013	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889
Comprehensive Income:
Net Income		—	—	839	—	839
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax expense of $1)		—	—	—	6	6
Total Comprehensive Income		—	—	—	—	845
Stock Performance Plan Compensation		—	216	—	—	216
Issuance of Common Stock	86,406	1	657	—	—	658
Balance, March 31, 2013	17,318,786	$173	$39,580	$238,408	$(29,553)	$248,608

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2012	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942
Comprehensive Income:
Net Loss		—	—	(1,162)	—	(1,162)
Change in Net Unrealized Gain on Available-for-Sale Securities (net of tax benefit of $150)		—	—	—	(246)	(246)
Total Comprehensive Loss		—	—	—	—	(1,408)
Stock Performance Plan Compensation		—	56	—	—	56
Issuance of Common Stock	21,816	—	207	—	—	207
Balance, March 31, 2012	17,182,090	$172	$38,101	$236,299	$(23,775)	$250,797

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$839	$(1,162)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Provision for Loan Losses	1,070	4,793
Depreciation	1,628	1,669
Amortization of Premiums, Discounts, and Fees (net)	992	827
Amortization of Intangible Assets	68	108
Net Decrease in Loans Held-for-Sale	2,767	7,664
Stock-Based Compensation	216	56
Deferred Income Taxes	1,715	277
Loss on Sales and Write-Downs of Other Real Estate Owned	1,883	2,097
Net Increase in Other Assets	(7,768)	(11,993)
Net Increase in Other Liabilities	3,012	9,890
Net Cash Provided By Operating Activities	6,422	14,226

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(47,863)	(18,986)
Sales	—	805
Payments, Maturities, and Calls	36,270	39,586
Net Decrease in Loans	36,892	33,479
Proceeds From Sales of Other Real Estate Owned	6,101	6,479
Purchases of Premises and Equipment	(419)	(2,086)
Net Cash Provided By Investing Activities	30,981	59,277

CASH FLOWS FROM FINANCING ACTIVITIES
Net (Decrease) Increase in Deposits	(31,014)	13,185
Net Decrease in Short-Term Borrowings	(657)	(2,731)
Increase in Other Long-Term Borrowings	—	560
Repayment of Other Long-Term Borrowings	(1,731)	(793)
Issuance of Common Stock	658	207
Net Cash (Used In) Provided By Financing Activities	(32,744)	10,428

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,659	83,931

Cash and Cash Equivalents at Beginning of Period	509,732	385,314
Cash and Cash Equivalents at End of Period	$514,391	$469,245

Supplemental Cash Flow Disclosures:
Interest Paid	$865	$1,152
Income Taxes Paid	$12	$24

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$12,979	$4,076
Transfer of Current Portion of Long-Term Borrowings	$3,904	$1,547

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

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of CCBG and its wholly-owned subsidiary, Capital City Bank (“CCB” or the “Bank” and together with the Company). All material inter-company transactions and accounts have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The consolidated statement of financial condition at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	March 31, 2013
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Government Treasury	$94,550	$355	$—	$94,905
U.S. Government Agency	52,178	216	22	52,372
States and Political Subdivisions	82,860	172	38	82,994
Mortgage-Backed Securities	66,167	890	40	67,017
Other Securities(1)	10,814	—	600	10,214
Total Investment Securities	$306,569	$1,633	$700	$307,502

	December 31, 2012
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Government Treasury	$96,745	$504	$—	$97,249
U.S. Government Agency	51,468	221	25	51,664
States and Political Subdivisions	79,818	124	63	79,879
Mortgage-Backed Securities	56,217	805	40	56,982
Other Securities(1)	11,811	—	600	11,211
Total Investment Securities	$296,059	$1,654	$728	$296,985

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $5.4 million and $4.8 million, respectively, at March 31, 2013 and $6.4 million and $4.8 million, respectively, at December 31, 2012.

Securities with an amortized cost of $191.2 million and $152.3 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of March 31, 2013, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$85,517	$85,799
Due after one through five years	106,857	107,078
No Maturity	10,814	10,214
Mortgage-Backed Securities	66,167	67,017
U.S. Government Agency	37,214	37,394
Total Investment Securities	$306,569	$307,502

Other Than Temporarily Impaired Securities. The following tables summarize the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

			March 31, 2013
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Agency	21,891	19	762	3	22,653	22
States and Political Subdivisions	11,373	30	6,179	8	17,552	38
Mortgage-Backed Securities	4,711	20	1,532	20	6,243	40
Other Securities	—	—	600	600	600	600
Total Investment Securities	$37,975	$69	$9,073	$631	$47,048	$700

			December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Treasury	$—	$—	$—	$—	$—	$—
U.S. Government Agency	8,464	23	790	2	9,254	25
States and Political Subdivisions	30,302	55	5,028	8	35,330	63
Mortgage-Backed Securities	3,921	15	1,624	25	5,545	40
Other Securities	—	—	600	600	600	600
Total Investment Securities	$42,687	$93	$8,042	$635	$50,729	$728

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

At March 31, 2013, the Company had securities of $307.5 million with net pre-tax unrealized gains of $0.9 million on these securities, of which $47.0 million have unrealized losses totaling $0.7 million. Approximately $38.0 million of these securities, with an unrealized loss of $0.1 million, have been in a loss position for less than 12 months. Approximately $8.5 million of these securities, with an unrealized loss of approximately $31,000 have been in a loss position for greater than 12 months. These securities are in a loss position because they were acquired when the general level of interest rates was lower than that on March 31, 2013. The Company believes that the unrealized losses in these securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013. One bank preferred stock issue for $0.6 million has also been in a loss position for greater than 12 months. The Company continues to closely monitor the fair value of this security as the subject bank continues to experience negative operating trends.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Commercial, Financial and Agricultural	$125,905	$139,850
Real Estate - Construction	37,949	37,512
Real Estate - Commercial Mortgage	599,517	613,625
Real Estate - Residential(1)	309,973	321,986
Real Estate - Home Equity	233,205	236,263
Consumer	148,350	157,877
Loans, Net of Unearned Income	$1,454,899	$1,507,113

(1)       Includes loans in process with outstanding balances of $8.2 million and $11.9 million for March 31, 2013 and December 31, 2012, respectively.

Net deferred fees included in loans were $1.6 million at both March 31, 2013 and December 31, 2012.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans:

	March 31, 2013		December 31, 2012
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$880	—	$1,069	—
Real Estate - Construction	1,919	—	4,071	—
Real Estate - Commercial Mortgage	26,707	—	41,045	—
Real Estate - Residential	10,665	—	13,429	—
Real Estate - Home Equity	4,685	—	4,034	—
Consumer	592	—	574	—
Total Nonaccrual Loans	$45,448	—	$64,222	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans:

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
March 31, 2013
Commercial, Financial and Agricultural	$244	$22	$—	$266	$124,758	$125,905
Real Estate - Construction	—	—	—	—	36,029	37,949
Real Estate - Commercial Mortgage	2,615	416	—	3,031	569,780	599,517
Real Estate - Residential	2,279	1,430	—	3,709	295,599	309,973
Real Estate - Home Equity	1,066	13	—	1,079	227,442	233,205
Consumer	1,068	121	—	1,189	146,568	148,350
Total Past Due Loans	$7,272	$2,002	$—	$9,274	$1,400,176	$1,454,899

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
December 31, 2012
Commercial, Financial and Agricultural	$302	$314	$—	$616	$138,165	$139,850
Real Estate - Construction	375	—	—	375	33,066	37,512
Real Estate - Commercial Mortgage	1,090	583	—	1,673	570,907	613,625
Real Estate - Residential	2,788	1,199	—	3,987	304,570	321,986
Real Estate - Home Equity	711	487	—	1,198	231,031	236,263
Consumer	1,693	392	—	2,085	155,218	157,877
Total Past Due Loans	$6,959	$2,975	$—	$9,934	$1,432,957	$1,507,113

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(293)	141	923	174	227	(75)	(27)	1,070
Charge-Offs	(154)	(610)	(1,044)	(682)	(113)	(296)	—	(2,899)
Recoveries	51	—	38	96	18	262	—	465
Net Charge-Offs	(103)	(610)	(1,006)	(586)	(95)	(34)	—	(2,434)
Ending Balance	$857	$2,387	$10,998	$8,266	$3,077	$1,218	$1,000	$27,803

March 31, 2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	158	628	1,166	1,511	1,207	41	82	4,793
Charge-Offs	(268)	—	(1,532)	(1,967)	(892)	(732)	—	(5,391)
Recoveries	69	—	138	163	18	392	—	780
Net Charge-Offs	(199)	—	(1,394)	(1,804)	(874)	(340)		(4,611)
Ending Balance	$1,493	$1,761	$10,432	$12,225	$2,725	$1,588	$993	$31,217

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2013
Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$180	$274	$6,244	$2,493	$544	$16	$—	$9,751
Loans Collectively Evaluated for Impairment	677	2,113	4,754	5,773	2,533	1,202	1,000	18,052
Ending Balance	$857	$2,387	$10,998	$8,266	$3,077	$1,218	$1,000	$27,803

December 31, 2012 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$210	$714	$6,641	$2,778	$546	$32	$—	$10,921
Loans Collectively Evaluated for Impairment	1,043	2,142	4,440	5,900	2,399	1,295	1,027	18,246
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167

March 31, 2012 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$241	$123	$5,543	$4,789	$580	$26	$—	$11,302
Loans Collectively Evaluated for Impairment	1,252	1,638	4,889	7,436	2,145	1,562	993	19,915
Ending Balance	$1,493	$1,761	$10,432	$12,225	$2,725	$1,588	$993	$31,217

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
March 31, 2013
Individually Evaluated for Impairment	$2,397	$2,080	$63,041	$22,073	$4,069	$647	$—	$94,307
Collectively Evaluated for Impairment	123,508	35,869	536,476	287,900	229,136	147,703	—	1,360,592
Total	$125,905	$37,949	$599,517	$309,973	$233,205	$148,350	$—	$1,454,899

December 31, 2012
Individually Evaluated for Impairment	$2,325	$4,232	$74,650	$23,030	$3,858	$687	$—	$108,782
Collectively Evaluated for Impairment	137,525	33,280	538,975	298,956	232,405	157,190	—	1,398,331
Total	$139,850	$37,512	$613,625	$321,986	$236,263	$157,877	$—	$1,507,113

March 31, 2012
Individually Evaluated for Impairment	$1,809	$1,266	$69,898	$33,826	$3,355	$46	$—	$110,200
Collectively Evaluated for Impairment	130,310	28,972	554,630	327,607	237,445	176,159	—	1,455,123
Total	$132,119	$30,238	$624,528	$361,433	$240,800	$176,205	$—	$1,565,323

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

The following table presents loans individually evaluated for impairment by class of loans:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
March 31, 2013
Commercial, Financial and Agricultural	$2,397	$667	$1,730	$180
Real Estate - Construction	2,080	—	2,080	274
Real Estate - Commercial Mortgage	63,041	15,492	47,549	6,244
Real Estate - Residential	22,073	2,865	19,208	2,493
Real Estate - Home Equity	4,069	1,028	3,041	544
Consumer	647	152	495	16
Total	$94,307	$20,204	$74,103	$9,751

December 31, 2012
Commercial, Financial and Agricultural	$2,325	$527	$1,797	$210
Real Estate - Construction	4,232	—	4,232	714
Real Estate - Commercial Mortgage	74,650	22,594	52,056	6,641
Real Estate - Residential	23,030	2,635	20,395	2,778
Real Estate - Home Equity	3,858	890	2,968	546
Consumer	687	123	565	32
Total	$108,782	$26,769	$82,013	$10,921

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans:

	For Three Months Ended March 31,
	2013		2012
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$2,361	$42	$1,731	$20
Real Estate - Construction	3,156	2	889	4
Real Estate - Commercial Mortgage	68,845	541	67,761	481
Real Estate - Residential	22,552	206	35,075	235
Real Estate - Home Equity	3,963	19	3,441	25
Consumer	668	2	95	4
Total	$101,545	$812	$108,992	$769

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

The following table presents the risk category of loans by segment:

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
March 31, 2013
Special Mention	$5,166	$63,539	$133	$68,838
Substandard	4,421	148,708	1,399	154,528
Doubtful	158	1,499	—	1,657
Total Criticized Loans	$9,745	$213,746	$1,532	$225,023

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
December 31, 2012
Special Mention	$4,380	$54,938	$142	$59,460
Substandard	10,863	177,277	1,624	189,764
Doubtful	158	1,515	—	1,673
Total Criticized Loans	$15,401	$233,730	$1,766	$250,897

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

The following table presents loans classified as TDRs:

	March 31, 2013		December 31, 2012
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,621	$394	$1,462	$508
Real Estate - Construction	160	—	161	—
Real Estate - Commercial Mortgage	34,532	7,027	29,870	8,425
Real Estate - Residential	14,609	897	13,824	936
Real Estate - Home Equity	1,652	—	1,587	—
Consumer	534	—	570	10
Total TDRs	$53,108	$8,318	$47,474	$9,879

Loans classified as TDRs during the three months ended March 31, 2013 and 2012 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	March 31, 2013			March 31, 2012
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	2	$26	$78	4	$656	$660
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	5	4,387	4,432	13	4,565	4,695
Real Estate - Residential	3	372	381	8	859	909
Real Estate - Home Equity	1	88	90	—	—	—
Consumer	1	35	33	—	—	—
Total TDRs	12	$4,908	$5,014	25	$6,080	$6,264

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three months ended March 31, 2013 and 2012 are presented in the table below.

	Three Months Ended March 31,
	2013		2012
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	2	227	3	1,562
Real Estate - Residential	2	77	7	1,038
Real Estate - Home Equity	—	—	1	157
Consumer	—	—	—	—
Total TDRs	4	$304	11	$2,757

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $85.0 million and $85.1 million at March 31, 2013 and December 31, 2012, respectively.  Intangible assets were as follows:

	March 31, 2013		December 31, 2012
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,157
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,693	1,867	1,644
Total Intangible Assets	$133,854	$48,869	$133,854	$48,801

Net Core Deposit Intangibles:  As of March 31, 2013, the Company’s core deposit intangibles were fully amortized. At December 31, 2012, the Company had net core deposit intangibles of $19,000.  Amortization expense for the first three months of 2013 and 2012 was $19,000 and $0.1 million, respectively.

Goodwill:  As of March 31, 2013 and December 31, 2012, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of March 31, 2013, the book value of the Company’s equity exceeded its market capitalization, and as such, the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of March 31, 2013. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other:  As of March 31, 2013 and December 31, 2012, the Company had a customer relationship intangible asset, net of accumulated amortization, of $0.1 million, respectively.  This intangible asset was recorded as a result of the acquisition of trust customer relationships.  Amortization expense for the first three months of 2013 and 2012 was approximately $49,000.  Estimated annual amortization expense is approximately $0.2 million based on use of a 10-year useful life.

NOTE 5 - DEPOSITS

The composition of the Company’s interest bearing deposits were as follows:

(Dollars in Thousands)	March 31, 2013	December 31, 2012
NOW Accounts	$765,030	$842,435
Money Market Accounts	299,118	267,766
Savings Deposits	200,492	184,541
Other Time Deposits	233,325	241,019
Total Interest Bearing Deposits	$1,497,965	$1,535,761

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
Service Cost	$1,875	$1,750
Interest Cost	1,400	1,375
Expected Return on Plan Assets	(1,825)	(1,700)
Prior Service Cost Amortization	75	100
Net Loss Amortization	1,075	850
Net Periodic Benefit Cost	$2,600	$2,375

Discount Rate	4.25%	5.00%
Long-Term Rate of Return on Assets	8.00%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
Service Cost	$—	$—
Interest Cost	35	46
Prior Service Cost Amortization	48	48
Net Gain Amortization	(63)	(98)
Net Periodic Benefit Cost	$20	$(4)

Discount Rate	4.25%	5.00%

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

	March 31, 2013			December 31, 2012
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$46,699	$242,553	$289,252	$48,618	$245,087	$293,705
Standby Letters of Credit	11,232	—	11,232	11,249	—	11,249
Total	$57,931	$242,553	$300,484	$59,867	$245,087	$304,954

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Securities Available for Sale. U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. All other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, credit information and the bond’s terms and conditions, among other things.

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

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2013
ASSETS:
Securities available for sale:
U.S. Treasury	$94,905	$—	$—	$94,905
U.S. Government Agency	—	52,372	—	52,372
States and Political Subdivisions	—	82,994	—	82,994
Mortgage-Backed Securities	—	67,017	—	67,017
Other Securities	—	10,214	—	10,214

December 31, 2012
Securities available for sale:
U.S. Treasury	$97,249	$—	$—	$97,249
U.S. Government Agency	—	51,664	—	51,664
State and Political Subdivisions	—	79,879	—	79,879
Mortgage-Backed Securities	—	56,982	—	56,982
Other Securities	—	11,211	—	11,211

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis (i.e., the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances). An example would be assets exhibiting evidence of impairment. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.

Impaired Loans. Loan impairment is measured using the present value of expected cash flows or the fair value of the collateral (less selling costs) if the loan is collateral dependent. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. The inputs used in determining the present value of expected cash flows are not observable and therefore are considered Level 3 inputs. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired loans had a carrying value of $94.3 million with a valuation allowance of $9.8 million at March 31, 2013 and $108.8 million and $10.9 million, respectively, at December 31, 2012.

Loans Held for Sale. Loans held for sale were $11.4 million and $14.2 million as of March 31, 2013 and December 31, 2012, respectively. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first three months of 2013, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we will obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $13.0 million during the three months ended March 31, 2013. The Company disposed of $6.7 million in foreclosed assets, recognized subsequent write-downs totaling $1.1 million for properties that were re-valued, and realized miscellaneous adjustments totaling $0.1 million during the three months ended March 31, 2013. The carrying value of foreclosed assets was $58.4 million at March 31, 2013 and $53.4 million at December 31, 2012.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	March 31, 2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$52,677	$52,677	$—	$—
Short-Term Investments	461,714	461,714	—	—
Investment Securities	307,502	94,905	212,597	—
Loans Held for Sale	11,422	—	11,422	—
Loans, Net of Allowance for Loan Losses	1,427,096	—	—	1,322,918

LIABILITIES:
Deposits	$2,113,982	$—	$2,114,482	$—
Short-Term Borrowings	50,682	—	50,504	—
Subordinated Notes Payable	62,887	—	62,889	—
Long-Term Borrowings	41,224	—	43,962	—

	December 31, 2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$66,238	$66,238	$—	$—
Short-Term Investments	443,494	443,494	—	—
Investment Securities	296,985	97,249	199,736	—
Loans Held for Sale	14,189	—	14,189	—
Loans, Net of Allowance for Loan Losses	1,477,946	—	—	1,370,056

LIABILITIES:
Deposits	$2,144,996	$—	$2,145,547	$—
Short-Term Borrowings	47,435	—	46,503	—
Subordinated Notes Payable	62,887	—	62,896	—
Long-Term Borrowings	46,859	—	50,003	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts allocated to other comprehensive income (loss) are presented in the table below. Reclassification adjustments related to securities held for sale are included in net gain (loss) on securities transactions in the accompanying consolidated statements of comprehensive income. For the periods presented, reclassifications adjustments related to securities held for sale was not material.

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
Other Comprehensive Income (Loss):
Securities Available for Sale:
Change in net unrealized gain, net of tax expense of $1 and tax benefit of $150	$6	$(246)
Net Other Comprehensive Income (Loss)	$6	$(246)

The components of accumulated other comprehensive loss, net of tax, as of each period end were as follows:

Net unrealized gain on securities available for sale	$579	$818
Net unfunded liability for defined benefit pension plan and SERP plan	(30,132)	(24,593)
Accumulated Other Comprehensive Loss	$(29,553)	$(23,775)

NOTE 10 – ACCOUNTING STANDARDS UPDATES

ASU 2013-02 “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to separately present the amount reclassified out of accumulated other comprehensive income (“AOCI”) for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification doesn't go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. The following information should provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2013 compares with prior years. Throughout this section, Capital City Bank Group, Inc., and subsidiaries, collectively, are referred to as “CCBG,” “Company,” “we,” “us,” or “our.”

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and Item 1A. Risk Factors of our 2012 Report on Form 10-K, as updated in our subsequent quarterly reports filed on Form 10-Q, and in our other filings made from time to time with the SEC after the date of this report.

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management fees, retail securities brokerage fees, mortgage banking fees, bank card fees, and data processing fees.

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2012 Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013	2012				2011
(Dollars in Thousands, Except Per Share Data)	First	Fourth	Third	Second	First	Fourth	Third	Second
Summary of Operations:
Interest Income	$21,128	$21,787	$22,326	$22,437	$23,130	$23,912	$24,891	$25,467
Interest Expense	1,183	1,232	1,295	1,372	1,469	1,515	1,791	2,028
Net Interest Income	19,945	20,555	21,031	21,065	21,661	22,397	23,100	23,439
Provision for Loan Losses	1,070	2,766	2,864	5,743	4,793	7,600	3,718	3,545
Net Interest Income After Provision for Loan Losses	18,875	17,789	18,167	15,322	16,868	14,797	19,382	19,894
Noninterest Income	13,588	14,118	13,575	13,906	13,586	13,873	14,193	14,448
Noninterest Expense	31,200	29,468	30,201	32,293	32,597	31,103	30,647	31,167
Income (Loss) Before Income Taxes	1,263	2,439	1,541	(3,065)	(2,143)	(2,433)	2,928	3,175
Income Tax Expense (Benefit)	424	564	420	(1,339)	(981)	(1,898)	951	1,030
Net Income (Loss)	$839	$1,875	$1,121	$(1,726)	$(1,162)	$(535)	$1,977	$2,145
Net Interest Income (FTE)	$20,079	$20,697	$21,179	$21,219	$21,833	$22,560	$23,326	$23,704

Per Common Share:
Net Income (Loss) Basic	$0.05	$0.11	$0.07	$(0.10)	$(0.07)	$(0.03)	$0.12	$0.12
Net Income (Loss) Diluted	0.05	0.11	0.07	(0.10)	(0.07)	(0.03)	0.12	0.12
Cash Dividends Declared	0.00	0.00	0.00	0.00	0.00	0.00	0.10	0.10
Diluted Book Value	14.35	14.31	14.54	14.48	14.60	14.68	15.20	15.20
Market Price:
High	12.54	11.91	10.96	8.73	9.91	11.11	11.18	13.12
Low	10.95	9.04	7.00	6.35	7.32	9.43	9.81	9.94
Close	12.35	11.37	10.64	7.37	7.45	9.55	10.38	10.26

Selected Average Balances:
Loans, Net	$1,496,432	$1,518,280	$1,541,262	$1,570,827	$1,596,480	$1,646,715	$1,667,720	$1,704,348
Earning Assets	2,240,889	2,178,946	2,209,166	2,262,847	2,268,307	2,146,463	2,202,927	2,258,931
Total Assets	2,598,680	2,534,011	2,566,239	2,624,417	2,636,907	2,509,915	2,563,251	2,618,287
Deposits	2,102,967	2,051,099	2,075,482	2,135,653	2,161,388	2,032,975	2,061,913	2,107,301
Shareowners’ Equity	249,557	253,017	251,746	252,644	254,447	264,276	263,902	262,371
Common Equivalent Average Shares:
Basic	17,302	17,229	17,215	17,192	17,181	17,160	17,152	17,127
Diluted	17,309	17,256	17,228	17,192	17,181	17,161	17,167	17,139

Performance Ratios:
Return on Average Assets	0.13%	0.29%	0.17%	(0.26)%	(0.18)%	(0.08)%	0.31%	0.33%
Return on Average Equity	1.36	2.95	1.77	(2.75)	(1.84)	(0.80)	2.97	3.28
Net Interest Margin (FTE)	3.64	3.78	3.82	3.77	3.87	4.17	4.20	4.21
Noninterest Income as % of Operating Revenue	40.62	40.81	39.31	39.88	38.64	38.34	38.14	38.13
Efficiency Ratio	92.67	84.68	86.89	91.18	92.04	85.37	81.69	81.72

Asset Quality:
Allowance for Loan Losses	$27,803	$29,167	$30,222	$29,929	$31,217	$31,035	$29,658	$31,080
Allowance for Loan Losses to Loans	1.90%	1.93%	1.97%	1.93%	1.98%	1.91%	1.79%	1.84%
Nonperforming Assets (“NPAs”)	103,869	117,648	127,247	132,829	136,826	137,623	114,592	122,092
NPAs to Total Assets	3.99	4.47	5.10	5.02	5.14	5.21	4.54	4.70
NPAs to Loans plus ORE	6.81	7.47	8.02	8.23	8.36	8.14	6.67	6.98
Allowance to Non-Performing Loans	61.17	45.42	40.80	40.03	39.65	41.37	55.54	50.89
Net Charge-Offs to Average Loans	0.66	1.00	0.66	1.80	1.16	1.50	1.22	1.49

Capital Ratios:
Tier I Capital	14.95%	14.35%	14.43%	14.17%	14.17%	13.96%	14.05%	13.83%
Total Capital	16.32	15.72	15.80	15.54	15.54	15.32	15.41	15.19
Tangible Capital	6.49	6.35	6.86	6.40	6.42	6.51	7.19	6.96
Leverage	9.81	9.90	9.83	9.60	9.71	10.26	10.20	9.95

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

  Net income of $0.8 million, or $0.05 per diluted share for the first quarter of 2013 compared to net income of $1.9 million, or $0.11 per diluted share in the fourth quarter of 2012, and a net loss of $1.2 million, or $0.07 per diluted share for the first quarter of 2012.
  Total credit costs (loan loss provision plus other real estate owned (“OREO”) expenses) were $4.0 million, $4.7 million, and $8.3 million for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively. The improvement primarily reflects improving credit quality trends and lower loan losses.
  Tax equivalent net interest income for the first quarter of 2013 totaled $20.1 million, a $0.6 million, or 3.0%, decrease from the fourth quarter of 2012 and a $1.7 million, or 8.0%, decline from the first quarter of 2012. The decrease compared to both prior periods was due to a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.
  Noninterest income for the first quarter of 2013 totaled $13.6 million, a decrease of $0.5 million, or 3.8%, from the fourth quarter of 2012 primarily attributable to a decline in deposit fees reflective of lower utilization of our overdraft product due to client receipt of tax refunds as well as two less processing days. Compared to the same prior year period, noninterest income remained flat as higher retail brokerage fees and mortgage banking fees were offset by lower deposit fees and bank card fees.
  Noninterest expense for the first quarter of 2013 totaled $31.2 million, an increase of $1.7 million, or 5.9%, over the fourth quarter of 2012 and a decrease of $1.4 million, or 4.3%, from the first quarter of 2012. The increase compared to the fourth quarter of 2012 was primarily attributable to higher pension plan expense and OREO expense. The favorable variance in noninterest expense compared to the first quarter of 2012 was attributable to lower compensation expense, OREO expense, professional fees, legal fees, advertising costs, and postage.

Financial Condition

  Average earning assets totaled $2.241 billion for the first quarter of 2013, an increase of $61.9 million, or 2.8% over the fourth quarter of 2012, and a decline of $27.4 million, or 1.2%, from the first quarter of 2012.  The increase compared to the fourth quarter of 2012 primarily reflects a higher level of deposits resulting from the seasonal influx of public funds. The slight decline from the same prior year period was due to reduction in the loan portfolio resulting from the resolution of problem loans.
  Average loans decreased $21.8 million, or 1.4%, from the fourth quarter of 2012 and $100.0 million, or 6.3%, from the first quarter of 2012 due to weak loan demand attributable to consumer and business deleveraging, the lack of consumer confidence, and a sluggish economy. Normal amortization and a higher level of payoffs as well as the resolution of problem loans also affected the balance of loans.
  Average deposit balances were $2.103 billion for the first quarter of 2013, an increase of $51.9 million, or 2.5%, over the fourth quarter of 2012 and a decrease of $58.4 million, or 2.7%, from the first quarter of 2012.  Higher public funds balances partially offset by lower certificates of deposit balances drove the increase compared to the fourth quarter of 2012, while the reduction from the first quarter of 2012 reflects lower public funds, certificates of deposit and noninterest bearing deposit balances.
  Nonperforming assets totaled $103.9 million at March 31, 2013, a decrease of $13.8 million from December 31, 2012 and $33.0 million from March 31, 2012. Nonperforming assets represented 3.99% of total assets at March 31, 2013 compared to 4.47% at December 31, 2012 and 5.14% at March 31, 2012.
  As of March 31, 2013, we are well-capitalized with a risk based capital ratio of 16.32% and a tangible common equity ratio of 6.49% compared to 15.72% and 6.35%, respectively, at December 31, 2012, and 15.54% and 6.42%, respectively, at March 31, 2012.

RESULTS OF OPERATIONS

Net Income

For the first quarter of 2013, we realized net income of $0.8 million, or $0.05 per diluted share, compared to net income of $1.9 million, or $0.11 per diluted share in the fourth quarter of 2012 and a net loss of $1.2 million, or $0.07 per diluted share for the first quarter of 2012.

Compared to the fourth quarter of 2012, performance reflects lower operating revenues of $1.1 million and a $1.7 million increase in noninterest expense, offset by a $1.7 million reduction in the loan loss provision. Compared to the first quarter of 2012, the increase in net income was due to a lower loan loss provision of $3.7 million and lower noninterest expense of $1.4 million, which was partially offset by lower operating revenues of $1.7 million and higher income tax expense of $1.4 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands, except per share data)	2013	2012	2012
Interest Income	$21,128	$21,787	$23,130
Taxable Equivalent Adjustments	134	142	172
Total Interest Income (FTE)	21,262	21,929	23,302
Interest Expense	1,183	1,232	1,469
Net Interest Income (FTE)	20,079	20,697	21,833
Provision for Loan Losses	1,070	2,766	4,793
Taxable Equivalent Adjustments	134	142	172
Net Interest Income After Provision for Loan Losses	18,875	17,789	16,868
Noninterest Income	13,588	14,118	13,586
Noninterest Expense	31,200	29,468	32,597
Income (Loss) Before Income Taxes	1,263	2,439	(2,143)
Income Tax Expense (Benefit)	424	564	(981)
Net Income (Loss)	$839	$1,875	$(1,162)

Basic Net Income (Loss) Per Share	$0.05	$0.11	$(0.07)
Diluted Net Income (Loss) Per Share	$0.05	$0.11	$(0.07)

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

Tax equivalent net interest income for the first quarter of 2013 was $20.1 million compared to $20.7 million for the fourth quarter of 2012 and $21.8 million for the first quarter of 2012. The decrease in tax equivalent net interest income compared to the prior periods was due to a continued decline in loan income, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

Tax equivalent interest income for the first quarter of 2013 was $21.3 million compared to $21.9 million for the fourth quarter of 2012 and $23.3 million for the first quarter of 2012. The decrease in interest income when compared to both periods reflects unfavorable asset repricing and declining loan balances, which has been partially offset by lower foregone interest on nonaccrual loans.

Interest expense was $1.2 million for both the first quarter of 2013 and fourth quarter of 2012, respectively, and $1.5 million for the first quarter of 2012. The lower interest expense is attributable to favorable repricing on FHLB advances and certificates of deposit, which reflects both lower balances and favorable repricing.

The net interest margin for the first quarter of 2013 was 3.64%, a decrease of 14 basis points from the fourth quarter of 2012 and a decline of 23 basis points from the first quarter of 2012.  The decrease for all comparable periods was primarily attributable to the adverse impact of lower rates and a change in the mix of earning assets, which more than offset the repricing of our deposit base.

The decline in the loan portfolio, coupled with the low rate environment continues to put downward pressure on our net interest income.  The loan portfolio yield has been declining because the average rate on new loans is lower than the loans being paid off and the existing adjustable rate loans repricing lower. Lowering our cost of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing, although any further impact is expected to be minimal.

Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the margin during the remainder of 2013.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2013 was $1.1 million compared to $2.8 million in the fourth quarter of 2012 and $4.8 million for the first quarter of 2012. The decrease in the loan loss provision compared to both prior periods reflects a lower level of impaired loan additions and related reserves as well as improving trends in loan delinquencies, classified loans, and loan losses. Net charge-offs for the first quarter of 2013 totaled $2.4 million, or 0.66% (annualized), of average loans compared to $3.8 million, or 1.00%, for the fourth quarter of 2012 and $4.6 million, or 1.16%, in the first quarter of 2012. The decline in net charge-offs compared to both prior periods reflects both a lower level of loan defaults and related loss content.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended
(Dollars in Thousands, except per share data)	March 31, 2013	December 31, 2012	March 31, 2012
CHARGE-OFFS
Commercial, Financial and Agricultural	$154	$166	$268
Real Estate – Construction	610	227	—
Real Estate – Commercial Mortgage	1,043	468	1,532
Real Estate – Residential	683	2,877	1,967
Real Estate – Home Equity	113	745	892
Consumer	296	488	732
Total Charge-offs	2,899	4,971	5,391

RECOVERIES
Commercial, Financial and Agricultural	51	87	69
Real Estate – Construction	—	7	—
Real Estate – Commercial Mortgage	38	468	138
Real Estate – Residential	96	83	163
Real Estate – Home Equity	18	250	18
Consumer	262	255	392
Total Recoveries	465	1,150	780

Net Charge-offs	$2,434	$3,821	$4,611

Net Charge-offs (Annualized)	0.66%	1.00%	1.16%
as a percent of Average
Loans Outstanding, Net of
Unearned Interest

Noninterest Income

Noninterest income for the first quarter of 2013 totaled $13.6 million, a decrease of $0.5 million, or 3.8%, from the fourth quarter of 2012 reflective of lower deposit fees of $0.6 million, asset management fees of $0.1 million, and other income of $0.2 million, partially offset by higher retail brokerage fees of $0.2 million and mortgage banking fees of $0.1 million. Compared to the first quarter of 2012, noninterest income remained flat as higher retail brokerage fees of $0.2 million and mortgage banking fees of $0.2 million were offset by lower deposit fees of $0.2 million, bank card fees of $0.1 million, and other income of $0.1 million.

Noninterest income represented 40.62% of operating revenues in the first quarter of 2013 compared to 40.81% in the fourth quarter of 2012 and 38.64% in the first quarter of 2012. The increase over the first quarter of 2012 reflects a lower level of operating revenues.

The table below reflects the major components of noninterest income.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2013	2012	2012
Service Charges on Deposit Accounts	$6,165	$6,764	$6,309
Data Processing Fees	653	671	675
Asset Management Fees(1)	993	1,100	1,015
Retail Brokerage Fees(1)	922	718	758
Mortgage Banking Fees	1,043	910	848
Interchange Fees(2)	1,793	1,726	1,526
ATM/Debit Card Fees(2)	868	886	1,245
Other	1,151	1,343	1,210
Total Noninterest Income	$13,588	$14,118	$13,586

(1)	Together “Wealth Management Fees”
(2)	Together “Bank Card Fees”

Significant components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Deposit service charge fees decreased $599,000, or 8.9%, from the fourth quarter of 2012 and $144,000, or 2.3%, from the first quarter of 2012. The decline from the fourth quarter was primarily due to an expected lower utilization of our overdraft protection service during the first quarter as clients receive tax refunds and, to a lesser extent, two fewer processing days in the first quarter of 2013. Compared to the first quarter of 2012, the reduction was due to a higher level of charged off checking accounts.

Wealth Management Fees. Fees from asset management activities decreased $107,000, or 9.7%, from the fourth quarter of 2012 and $22,000, or 2.1%, from the first quarter of 2012. The decrease in fees compared to the fourth quarter of 2012 reflects a higher level of fees billed during the fourth quarter reflective of accounts that are on an annual billing cycle. The decrease in fees compared to the same period of 2012 reflects a lower level of assets under management, primarily due to account distributions. At March 31, 2013, assets under management totaled $625.0 million compared to $614.3 million at December 31, 2012, and $688.6 million at March 31, 2012. Retail brokerage fees from the sale of retail investment and insurance products increased $204,000, or 28.4%, over the fourth quarter of 2012 and increased $164,000, or 21.6%, over the first quarter of 2012. The change for each period reflected higher trading activity by clients.

Mortgage Banking Fees. Mortgage banking fees increased $133,000, or 14.6%, over the fourth quarter of 2012 and $195,000, or 22.9%, over the first quarter of 2012 driven by a higher level of loans funded and a higher margin realized for sold loans. The mix of new loan production between refinance and home purchase for the first quarter of 2013 was 50%/50%.

Bank Card Fees. Bank card fees (including interchange fees and ATM/debit card fees) increased $49,000, or 1.9%, over the fourth quarter of 2012 and decreased $110,000, or 4.0%, from the first quarter of 2012. The variance for both prior periods reflects higher and lower card utilization, respectively.

Other. Other income decreased by $192,000, or 14.3%, from the fourth quarter of 2012 and $59,000, or 4.9%, from the first quarter of 2012. The decline from the fourth quarter of 2012 was primarily attributable to a lower level of gains from the sale of OREO properties. The reduction from the first quarter of 2012 was primarily due to a lower level of fees for our working capital finance product.

Noninterest Expense

Noninterest expense for the first quarter of 2013 totaled $31.2 million, an increase of $1.7 million, or 5.9%, over the fourth quarter of 2012 and a decrease of $1.4 million, or 4.3%, from the first quarter of 2012. The increase compared to the fourth quarter of 2012 was primarily due to higher compensation expense of $1.0 million and an increase in OREO expense of $1.0 million, partially offset by lower professional fees of $0.2 million. The favorable variance compared to the first quarter of 2012 was primarily due to lower compensation expense of $0.1 million, OREO expense of $0.6 million, professional fees of $0.2 million, legal fees of $0.1 million, advertising costs of $0.1 million, and postage expense of $0.1 million. Expense management continues to be a key strategic focus as we evaluate opportunities to optimize our delivery channels, review our vendor relationships, and better manage our discretionary expenses.

The table below reflects the major components of noninterest expense.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Thousands)	2013	2012	2012
Salaries	$12,346	$11,785	$12,742
Associate Benefits	4,393	3,987	4,101
Total Compensation	16,739	15,772	16,843

Premises	2,248	2,200	2,266
Equipment	2,153	2,212	2,201
Total Occupancy	4,401	4,412	4,467

Legal Fees	1,001	1,017	1,104
Professional Fees	1,137	1,308	1,321
Processing Services	1,127	1,037	963
Advertising	322	391	395
Travel and Entertainment	194	214	184
Printing and Supplies	249	228	289
Telephone	492	489	479
Postage	314	351	445
Insurance – Other	1,040	1,031	1,033
Intangible Amortization	68	108	108
Other Real Estate Owned	2,901	1,917	3,513
Miscellaneous	1,215	1,193	1,453
Total Other	10,060	9,284	11,287

Total Noninterest Expense	$31,200	$29,468	$32,597

Significant components of noninterest expense are discussed in more detail below.

Compensation. Total compensation expense increased $967,000, or 6.1%, over the fourth quarter of 2012 and decreased $104,000, or 0.6%, from the first quarter of 2012. The increase in compensation was driven by higher salary expense of $561,000 and associate benefit expense of $406,000. Higher payroll taxes of $183,000, unemployment taxes of $226,000, and cash incentive expense of $138,000 drove the increase in salary expense. The increase in associate benefit expense was due to a higher level of expense for our pension plan of $395,000. The increase in payroll taxes reflects the reset of social security taxes and the increase in unemployment taxes is attributable to timing as a large portion of the annual premium is paid in the first quarter. Cash incentive expense increased due to the reset of these plans for 2013 performance metrics. The increase in expense for our pension plan was primarily attributable to the utilization of a lower discount rate in 2013 due to lower long-term bond interest rates. Compared to the first quarter of 2012, the decrease was due to lower salary expense of $396,000 partially offset by higher associate benefit expense of $292,000. Salary expense decreased due to lower base salary expense driven by reduced headcount. Higher pension plan expense drove the increase in associate benefit expense attributable to the aforementioned decrease in the discount rate.

Occupancy. Occupancy expense (including premises and equipment) totaled $4.4 million for the first quarter of 2013, comparable to the fourth quarter as higher equipment expense of approximately $50,000 was offset by lower premises expense. Compared to the first quarter of 2012, occupancy expense decreased by $66,000, or 1.5%, due to lower maintenance agreement expense of $101,000, partially offset by higher expense for software licenses of $50,000. The reduction in maintenance agreement expense reflects progress realized in the renegotiation of vendor agreements and the increase in software license expense was due to the implementation of a new loan delivery system.

Other. Other noninterest expense increased $776,000, or 8.4%, over the fourth quarter of 2012 and decreased $1.2 million, or 10.9%, from the first quarter of 2012. The increase compared to the fourth quarter of 2012 primarily reflects higher OREO expense of $984,000, partially offset by lower professional fees of $171,000. The increase in OREO expense was due to a higher level of property valuation adjustments. Lower audit fees drove the reduction in professional fees. The decrease compared to the first quarter of 2012 was attributable to lower expense for OREO properties, professional fees, advertising, legal fees, and postage. The reduction in OREO expense was due to a lower level of loss on sale from property dispositions. Lower audit fees drove the decline in professional fees. Advertising costs decreased due to a reduced level of both media and product promotional activities. The reduction in legal fees reflected a reduced level of legal support needed for problem asset resolutions. The decline in postage expense reflected cost reduction strategies implemented late in 2012.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 92.67% for the first quarter of 2013 compared to 84.68% for the fourth quarter of 2012 and 92.04% for the first quarter of 2012. The increase in this ratio over the fourth quarter of 2012 was primarily driven by lower operating revenues (net interest income plus noninterest income) and higher noninterest expense.

Income Taxes

We realized income tax expense of $0.4 million in the first quarter of 2013 compared to income tax expense of $0.6 million for the fourth quarter of 2012 and an income tax benefit of $1.0 million for the first quarter of 2012. Income tax expense for the fourth quarter of 2012 reflects the benefit of the resolution of certain tax contingencies which favorably impacted income tax expense. The income tax benefit realized in the first quarter of 2012 was a result of the loss incurred for the quarter.

FINANCIAL CONDITION

Average assets totaled approximately $2.599 billion for the first quarter of 2013, an increase of $64.7 million, or 2.6%, over the fourth quarter of 2012 and a decrease of $38.2 million, or 1.5%, from the first quarter of 2012. Average earning assets were $2.241 billion for the first quarter of 2013, an increase of $61.9 million, or 2.8%, over the fourth quarter of 2012, and a decline of $27.4 million, or 1.2%, from the first quarter of 2012. We discuss these variances in more detail below.

Investment Securities

In the first quarter of 2013, our average investment portfolio increased $1.4 million, or 0.5%, from the fourth quarter of 2012 and decreased $2.8 million, or 0.9%, from the first quarter of 2012. As a percentage of average earning assets, the investment portfolio represented 13.2% in the first quarter of 2013, compared to 13.5% in the fourth quarter of 2012 and 13.2% in the first quarter of 2012. The increase in the average balance of the investment portfolio compared to the fourth quarter of 2012 quarter was primarily attributable to increases in high-quality municipal bond investments. The declines compared to the first quarter 2012 resulted from maturing U.S. Treasury holdings that were partially replaced by U.S. Government Agencies and high-quality municipal bond investments. When appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the remainder of 2013.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. As of March 31, 2013, all securities are classified as available-for-sale, which offers management full flexibility in managing our liquidity and interest rate sensitivity without adversely impacting our regulatory capital levels. It is neither management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity.

At March 31, 2013, the investment portfolio contained a net pre-tax unrealized gain of $0.9 million compared to $0.9 million at December 31, 2012 and $1.3 million March 31, 2012. Approximately 83 positions totaling $46.4 million of our investment securities have an unrealized loss totaling $0.1 million. All positions have been in a loss position for less than 12 months with the exception of one GNMA mortgage-backed security (“MBS”), one Small Business Administration (“SBA”) investment, and 22 municipal bonds rated “AA-” or better. These 24 positions carry a total unrealized loss of $31,000, but are not considered impaired, and are expected to mature at par or better. The remaining positions consist of municipal bonds rated “AA-” or better, Small Business Administration (“SBA”) investments, Federal Farm Credit bonds (FFCB) and GNMA MBS. The SBA and GNMA investments carry the full faith and credit of the U.S. Government. Excluded from these figures is a $0.6 million unrealized loss on a preferred stock investment that was carried at a zero book value as of March 31, 2013 and December 31, 2012. No additional impairment was recorded during the first quarter of 2013, but we continue to closely monitor the fair value of this security as the issuer of this security continues to experience negative operating trends.

The average maturity of the total portfolio at March 31, 2013 was 1.70 years compared to 1.57 years and 1.41 years at December 31, 2012 and March 31 2012, respectively. The average life of the total portfolio in the first quarter of 2013 extended compared to the previous quarter and prior year, as slightly longer GNMA MBS and US Treasuries were purchased.

Loans

During the first quarter of 2013, compared to the fourth quarter of 2012 and the first quarter of 2012, average loans declined by $21.8 million and $100.0 million, respectively. Most loan categories have experienced declines with the reduction primarily in the commercial real estate, residential and consumer loan categories. Our core loan portfolio continues to be impacted by normal amortization and a higher level of payoffs that have outpaced our new loan production. New loan production continues to be impacted by weak loan demand attributable to the trend toward consumers and businesses deleveraging, the lack of consumer confidence, and a persistently sluggish economy.

The resolution of problem loans, which has the effect of lowering the loan portfolio as loans are either charged off or transferred to OREO, also contributed to the overall decline. During the first quarter of 2013, loan charge-offs and loans transferred to OREO accounted for $15.9 million, or 29%, of the net reduction in total loans of $55.0 million from the fourth quarter of 2012.  Compared to the first quarter of 2012, loan resolution accounted for $51.4 million, or 45.7%, of the net reduction in loans of $112.6 million. The problem loan resolutions and reductions in portfolio balances noted in this paragraph are based on “as of” balances, not averages.

Efforts to stimulate new loan growth are ongoing. During 2012, we modified lending programs in our business and commercial real estate areas to try and mitigate the significant impact that consumer and business deleveraging is having on our portfolio. We will not relax our underwriting standards in order to achieve designated growth goals and, where appropriate, have adjusted our standards to reflect risks inherent in the current economic environment.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $103.9 million at the end of the first quarter of 2013, a decrease of $13.8 million from the fourth quarter of 2012 and $33.0 million from the first quarter of 2012. Nonaccrual loans totaled $45.4 million at the end of the first quarter of 2013, a decrease of $18.8 million and $33.3 million, respectively, from the same prior year periods. Nonaccrual loan additions in the first quarter of 2013 totaled $7.7 million compared to $12.5 million and $19.7 million for the fourth quarter of 2012 and first quarter of 2012, respectively. The balance of OREO totaled $58.4 million at the end of the first quarter of 2013, an increase of $5.0 million over the fourth quarter of 2012 and $0.3 million over the first quarter of 2012. For the first quarter of 2013, we added properties totaling $13.0 million, sold properties totaling $6.8 million, and recorded valuation adjustments totaling $1.2 million. Nonperforming assets represented 3.99% of total assets at March 31, 2013 compared to 4.47% at December 31, 2012 and 5.14% at March 31, 2012.

(Dollars in Thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccruing Loans:
Commercial, Financial and Agricultural	$880	$1,069	$808
Real Estate - Construction	1,919	4,071	943
Real Estate - Commercial Mortgage	26,707	41,045	46,886
Real Estate - Residential	10,665	13,429	25,445
Real Estate - Home Equity	4,685	4,034	4,097
Consumer	592	574	547
Total Nonperforming Loans (“NPLs”)(1)	$45,448	$64,222	$78,726
Other Real Estate Owned	58,421	53,426	58,100
Total Nonperforming Assets (“NPAs”)	$103,869	$117,648	$136,826
Past Due Loans 30 – 89 Days	$9,274	$9,934	$9,193
Past Due Loans 90 Days or More (accruing)	—	—	25
Performing Troubled Debt Restructurings	53,108	47,474	37,373

Nonperforming Loans/Loans	3.10%	4.22%	4.99%
Nonperforming Assets/Total Assets	3.99	4.47	5.14
Nonperforming Assets/Loans Plus OREO	6.81	7.47	8.36
Allowance/Nonperforming Loans	61.17%	45.42%	39.65%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
NPA Beginning Balance:	$117,648	$137,623
Change in Nonaccrual Loans:
Beginning Balance	64,222	75,023
Additions	7,723	19,684
Charge-Offs	(2,725)	(4,723)
Transferred to OREO	(12,897)	(3,724)
Paid Off/Payments	(3,600)	(3,050)
Restored to Accrual	(7,275)	(4,484)
Ending Balance	45,448	78,726

Change in OREO:
Beginning Balance	53,426	62,600
Additions	12,979	4,076
Valuation Write-downs	(1,145)	(685)
Sales	(6,740)	(7,891)
Other	(99)	—
Ending Balance	58,421	58,100

NPA Net Change	(13,779)	(797)
NPA Ending Balance	$103,869	$136,826

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended March 31,
(Dollars in Thousands)	2013	2012
TDR Beginning Balance:	$57,353	$50,651
Additions	5,014	6,264
Charge-Offs	—	(969)
Paid Off/Payments	(637)	(3,282)
Defaults	(304)	(2,518)
TDR Ending Balance	$61,426	$50,146

Allowance for Loan Losses

We maintain an allowance for loan losses at a level that management believes to be sufficient to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Credit losses arise from borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process, including collateral risk, operations risk, concentration risk and economic risk. All related risks of lending are considered when assessing the adequacy of the loan loss reserve. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes collection of the principal is unlikely. The allowance for loan losses is based on management’s judgment of overall loan quality. This is a significant estimate based on a detailed analysis of the loan portfolio. The balance can and will change based on changes in the assessment of the loan portfolio’s overall credit quality. We evaluate the adequacy of the allowance for loan losses on a quarterly basis.

The allowance for loan losses was $27.8 million at March 31, 2013 compared to $29.2 million at December 31, 2012 and $31.2 million at March 31, 2012. The allowance for loan losses was 1.90% of outstanding loans and provided coverage of 61% of nonperforming loans at March 31, 2013 compared to 1.93% and 45%, respectively, at December 31, 2012 and 1.98% and 40%, respectively, at March 31, 2012. The decrease in the allowance balance compared to both prior periods reflects a reduction in both impaired and general reserve levels. The reduction in impaired loan reserves reflects the migration of loans to OREO and related charge-offs which outpaced reserve additions for newly impaired loans. The reduction in general reserves was primarily driven by overall slower problem loan migration as reflected by a reduction in loan delinquencies and classified loans, and lower loss content attributable to improving trends in loan charge-offs. It is management’s opinion that the allowance at March 31, 2013 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.103 billion for the first quarter of 2013, an increase of $51.9 million, or 2.5%, over the fourth quarter of 2012 and lower by $58.4 million, or 2.7%, from the first quarter of 2012.  The increase in deposits when compared to the fourth quarter of 2012 resulted primarily from the higher level of public funds, partially offset by a reduction in certificates of deposit. When compared to the first quarter of 2012, the decline was a result of lower public funds, certificates of deposit and noninterest bearing accounts, partially offset by growth in savings and money market accounts.

We continue to experience a favorable shift in the mix of our deposits as higher cost certificates of deposit balances are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.  On average for the first quarter of 2013, noninterest bearing deposits comprised 28.5% of our total deposits compared to certificates of deposits, which only represented 11.3% of deposits. This compares to 28.3% and 13.1%, respectively, for the first quarter of 2012. We believe prudent pricing discipline will continue to be the key to managing our mix of deposits.  Therefore, we do not typically attempt to compete with competitors by paying higher rates on deposits.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
March 31, 2013	2.2%	3.4%	2.9%	-1.1%
December 31, 2012	0.01%	2.0%	2.2%	-0.9%

The Net Interest Income at Risk position improved for the first quarter of 2013, when compared to the prior quarter-end, for all rising rate scenarios. Our largest exposure in the rising rate scenarios is at the up 300 bp level, with a measure of 2.2%, which is still within our policy limit of +/-10.0%. This is an improvement over the prior quarter reflecting higher levels of repricing assets, primarily overnight funds, coupled with decreased levels of interest bearing non-maturity deposits. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
March 31, 2013	4.9%	7.9%	6.9%	-4.5%
December 31, 2012	3.8%	7.1%	6.6%	-4.7%

As of March 2013, the improvement in the economic value of equity in the “up rate” scenarios was more favorable than it was as of December 2012. This favorable variance is primarily attributable to the overall change in market interest rates during the first quarter of 2013. In both quarters, in the up 300 basis point scenario (relative to the up 200 and 100 basis point scenarios), the level of improvement in the economic value of equity declines. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits are increased in escalating increments in the rising rate scenarios, with the up 300 scenario being the most aggressive.  All measures of economic value of equity are within our prescribed policy limits.

(1)	Down 200 and 300 basis point scenarios have been excluded due to the current historically low interest rate environment.

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

As of March 31, 2013, we had the ability to generate approximately $585.6 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. Management recognizes the importance of maintaining liquidity and has developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.7 years and as of March 31, 2013 and had a net unrealized pre-tax gain of $0.9 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) of $448.4 million during the first quarter of 2013 compared to an average net overnight funds sold position of $366.0 million in the prior quarter and an average overnight funds sold position of $373.0 million in the first quarter of 2012. The higher balance when compared to the linked quarter reflects higher average public funds deposits and a decrease in the loan portfolio. The higher average balance when compared to the first quarter of 2012 resulted from a decrease in the loan portfolio.

The loan portfolio continues to decline and the deployment of the excess liquidity remains in overnight funds. Given the current economic conditions, we intend to reduce the level of overnight funds during the remainder of 2013.

Capital expenditures are expected to approximate $3.0 million over the next 12 months, which consist primarily of office remodeling, office equipment and furniture, and technology purchases. Management believes that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At March 31, 2013, advances from the FHLB consisted of $48.7 million in outstanding debt consisting of 45 notes. During the first quarter of 2013, the Bank made FHLB advance payments totaling approximately $0.9 million and paid off four advances totaling $2.6 million. Two advances totaling $1.4 million matured and no additional FHLB advances were obtained. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $248.6 million as of March 31, 2013, compared to $246.9 million as of December 31, 2012 and $250.8 million as of March 31, 2012. Our leverage ratio was 9.81%, 9.90%, and 9.71%, respectively, and our tangible capital ratio was 6.49%, 6.35%, and 6.42%, respectively, for the same periods. Our risk-adjusted capital ratio of 16.32% at March 31, 2013, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first three months of 2013, shareowners’ equity increased $1.7 million, or 2.8%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $0.8 million, stock compensation accretion of $0.2 million, and the issuance of stock totaling $0.7 million.

At March 31, 2013, our common stock had a book value of $14.35 per diluted share compared to $14.31 at December 31, 2012 and $14.60 at March 31, 2012. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At March 31, 2013, the net unrealized gain on investment securities available for sale was $0.6 million and the amount of our unfunded pension liability was $30.1 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank. Florida law and Federal regulations limit the amount of dividends that the Bank can pay annually to us. Pursuant to the Federal Reserve Resolutions (discussed in further detail within our 2012 Form 10-K), without prior approval, CCBG is prohibited from paying dividends to shareowners and CCB is prohibited from paying dividends to CCBG. In December 2011, we suspended dividend payments to our shareowners.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At March 31, 2013, we had $289.3 million in commitments to extend credit and $11.2 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2012 Form 10-K. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

We have identified accounting for (i) the allowance for loan and lease losses, (ii) valuation of goodwill and other intangible assets, and (iii) pension benefits as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require our subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Form 10-K.

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended
	March 31, 2013			December 31, 2012			March 31, 2012
(Taxable Equivalent Basis - Dollars in Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, Net of Unearned Income(1)(2)	$1,496,432	$20,228	5.48%	$1,518,280	$20,837	5.46%	$1,596,480	$22,121	5.57%
Taxable Investment Securities	215,087	590	1.10	219,985	697	1.26	242,481	794	1.31
Tax-Exempt Investment Securities(2)	80,946	174	0.86	74,647	172	0.92	56,313	162	1.15
Funds Sold	448,424	270	0.24	366,034	223	0.24	373,033	225	0.24
Total Earning Assets	2,240,889	21,262	3.85%	2,178,946	21,929	4.00%	2,268,307	23,302	4.13%
Cash & Due From Banks	50,679			51,344			49,427
Allowance for Loan Losses	(30,467)			(30,605)			(31,382)
Other Assets	337,579			334,326			350,555
TOTAL ASSETS	$2,598,680			$2,534,011			$2,636,907

LIABILITIES
NOW Accounts	$788,660	$156	0.08%	$714,682	$131	0.07%	$823,406	$192	0.09%
Money Market Accounts	282,847	54	0.08	275,458	57	0.08	277,558	75	0.11
Savings Accounts	193,033	23	0.05	182,760	23	0.05	165,603	20	0.05
Other Time Deposits	238,441	181	0.31	247,679	218	0.35	284,129	356	0.50
Total Interest Bearing Deposits	1,502,981	414	0.11%	1,420,579	429	0.12%	1,550,696	643	0.17%
Short-Term Borrowings	55,255	82	0.60	45,893	69	0.59	45,645	8	0.07
Subordinated Notes Payable	62,887	339	2.15	62,887	351	2.19	62,887	382	2.40
Other Long-Term Borrowings	42,898	348	3.29	42,673	383	3.57	44,286	436	3.96
Total Interest Bearing Liabilities	1,664,021	1,183	0.29%	1,572,032	1,232	0.31%	1,703,514	1,469	0.35%
Noninterest Bearing Deposits	599,986			630,520			610,692
Other Liabilities	85,116			78,442			68,254
TOTAL LIABILITIES	2,349,123			2,280,994			2,382,460

SHAREOWNERS’ EQUITY
TOTAL SHAREOWNERS’ EQUITY	249,557			253,017			254,447

TOTAL LIABILITIES & EQUITY	$2,598,680			$2,534,011			$2,636,907

Interest Rate Spread			3.56%			3.69%			3.78%
Net Interest Income		$20,079			$20,697			$21,833
Net Interest Margin(3)			3.64%			3.78%			3.87%

(1)	Average balances include nonaccrual loans. Interest income for the periods in this table includes loan fees of $386,000, $404,000, and $402,000.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk and Interest Rate Sensitivity” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, above, which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2012.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2013, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K, as updated in our subsequent quarterly reports. The risks described in our 2012 Form 10-K, as updated, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Date: May 9, 2013

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

