Form 10-Q
period 2013-06-30
CAPITAL CITY BANK GROUP INC
filed 2013-08-09
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

At July 31, 2013, 17,336,272 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Unaudited June 30,	December 31,
(Dollars in Thousands)	2013	2012
ASSETS
Cash and Due From Banks	$67,811	$66,238
Federal Funds Sold and Interest Bearing Deposits	391,457	443,494
Total Cash and Cash Equivalents	459,268	509,732

Investment Securities, Available-for-Sale	350,614	296,985

Loans Held For Sale	15,362	14,189

Loans, Net of Unearned Income	1,430,117	1,507,113
Allowance for Loan Losses	(27,294)	(29,167)
Loans, Net	1,402,823	1,477,946

Premises and Equipment, Net	104,743	107,092
Goodwill	84,811	84,811
Other Intangible Assets	126	242
Other Real Estate Owned	55,087	53,426
Other Assets	89,024	89,561
Total Assets	$2,561,858	$2,633,984

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$644,739	$609,235
Interest Bearing Deposits	1,426,384	1,535,761
Total Deposits	2,071,123	2,144,996

Short-Term Borrowings	46,081	47,435
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	41,251	46,859
Other Liabilities	91,227	84,918
Total Liabilities	2,312,569	2,387,095

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,336,269 and 17,232,380 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	173	172
Additional Paid-In Capital	40,210	38,707
Retained Earnings	239,251	237,569
Accumulated Other Comprehensive Loss, Net of Tax	(30,345)	(29,559)
Total Shareowners’ Equity	249,289	246,889
Total Liabilities and Shareowners’ Equity	$2,561,858	$2,633,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Per Share Data)	2013	2012	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$19,709	$21,359	$39,863	$43,364
Investment Securities:
Taxable	578	729	1,169	1,524
Tax Exempt	132	105	245	210
Funds Sold	279	244	549	469
Total Interest Income	20,698	22,437	41,826	45,567

INTEREST EXPENSE
Deposits	367	556	782	1,199
Short-Term Borrowings	61	48	143	56
Subordinated Notes Payable	342	372	681	754
Other Long-Term Borrowings	333	396	680	832
Total Interest Expense	1,103	1,372	2,286	2,841

NET INTEREST INCOME	19,595	21,065	39,540	42,726
Provision for Loan Losses	1,450	5,743	2,520	10,536
Net Interest Income After Provision For Loan Losses	18,145	15,322	37,020	32,190

NONINTEREST INCOME
Deposit Fees	6,217	6,313	12,382	12,622
Bank Card Fees	2,754	2,784	5,415	5,555
Wealth Management Fees	1,901	1,904	3,816	3,677
Mortgage Banking Fees	968	864	2,011	1,712
Data Processing Fees	670	680	1,323	1,355
Other	1,339	1,361	2,490	2,571
Total Noninterest Income	13,849	13,906	27,437	27,492

NONINTEREST EXPENSE
Compensation	16,647	16,117	33,386	32,960
Occupancy, Net	4,161	4,548	8,579	9,036
Intangible Amortization	48	107	116	215
Other Real Estate	2,408	3,432	5,292	6,925
Other	7,318	8,089	14,409	15,754
Total Noninterest Expense	30,582	32,293	61,782	64,890

INCOME (LOSS) BEFORE INCOME TAXES	1,412	(3,065)	2,675	(5,208)
Income Tax Expense (Benefit)	569	(1,339)	993	(2,320)

NET INCOME (LOSS)	$843	$(1,726)	$1,682	$(2,888)

BASIC NET INCOME (LOSS) PER SHARE	$0.05	$(0.10)	$0.10	$(0.17)
DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.10)	$0.10	$(0.17)

Components of Other Comprehensive Loss:
Change in Net Unrealized Gain on Available-for-Sale Securities, Net of Tax	$(992)	$(207)	$(986)	$(454)
Reclassification Adjustment For Loss Included in Net Income	200	—	200	—
Total Other Comprehensive Loss	(792)	(207)	(786)	(454)

TOTAL COMPREHENSIVE INCOME (LOSS)	$51	$(1,933)	$896	$(3,342)

Average Basic Shares Outstanding	17,319	17,192	17,311	17,187
Average Diluted Shares Outstanding	17,355	17,192	17,364	17,187

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2013	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889
Net Income		—	—	1,682	—	1,682
Other Comprehensive Loss, net of tax		—	—	—	(786)	(786)
Stock Performance Plan Compensation		—	643	—	—	643
Issuance of Common Stock	103,889	1	860	—	—	861
Balance, June 30, 2013	17,336,269	$173	$40,210	$239,251	$(30,345)	$249,289

(Dollars in Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2012	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942
Net Loss		—	—	(2,888)	—	(2,888)
Other Comprehensive Loss, net of tax		—	—	—	(454)	(454)
Stock Performance Plan Compensation		—	87	—	—	87
Issuance of Common Stock	37,605	—	335	—	—	335
Balance, June 30, 2012	17,197,879	$172	$38,260	$234,573	$(23,983)	$249,022

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,682	$(2,888)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Provision for Loan Losses	2,520	10,536
Depreciation	3,237	3,388
Amortization of Premiums, Discounts, and Fees (net)	2,111	1,614
Amortization of Intangible Assets	116	215
Impairment Loss on Security	200	—
Net (Increase) Decrease in Loans Held-for-Sale	(1,173)	4,256
Stock-Based Compensation	643	87
Deferred Income Taxes	1,557	(1,577)
Loss on Sales and Write-Downs of Other Real Estate Owned	3,316	4,408
Net (Increase) Decrease in Other Assets	(398)	1,110
Net Increase in Other Liabilities	6,309	9,274
Net Cash Provided By Operating Activities	20,120	30,423

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Available-for-Sale:
Purchases	(127,329)	(59,735)
Sales	—	805
Payments, Maturities, and Calls	69,743	82,883
Net Decrease in Loans	55,507	45,439
Proceeds From Sales of Other Real Estate Owned	12,357	11,342
Purchases of Premises and Equipment	(888)	(2,699)
Net Cash Provided By Investing Activities	9,390	78,035

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(73,873)	(22,133)
Net (Decrease) Increase in Short-Term Borrowings	(5,782)	18,893
Increase in Other Long-Term Borrowings	1,303	3,070
Repayment of Other Long-Term Borrowings	(2,483)	(1,646)
Issuance of Common Stock	861	335
Net Cash Used In Financing Activities	(79,974)	(1,481)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(50,464)	106,977

Cash and Cash Equivalents at Beginning of Period	509,732	385,314
Cash and Cash Equivalents at End of Period	$459,268	$492,291

Supplemental Cash Flow Disclosures:
Interest Paid	$1,643	$2,227
Income Taxes Paid, Net of Refunds Received	$(286)	$170

Noncash Investing and Financing Activities:
Loans Transferred to Other Real Estate Owned	$17,334	$11,209
Transfer of Current Portion of Long-Term Borrowings	$4,428	$7,184

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities available-for-sale were as follows:

	June 30, 2013
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$91,901	$204	$133	$91,972
U.S. Government Agency	60,801	232	81	60,952
States and Political Subdivisions	119,529	146	107	119,568
Mortgage-Backed Securities	68,351	481	824	68,008
Other Securities(1)	10,514	—	400	10,114
Total Investment Securities	$351,096	$1,063	$1,545	$350,614

	December 31, 2012
(Dollars in Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
U.S. Treasury	$96,745	$504	$—	$97,249
U.S. Government Agency	51,468	221	25	51,664
States and Political Subdivisions	79,818	124	63	79,879
Mortgage-Backed Securities	56,217	805	40	56,982
Other Securities(1)	11,811	—	600	11,211
Total Investment Securities	$296,059	$1,654	$728	$296,985

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $5.3 million and $4.8 million, respectively, at June 30, 2013 and $6.4 million and $4.8 million, respectively, at December 31, 2012.

Securities with an amortized cost of $173.7 million and $152.3 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

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

Maturity Distribution. As of June 30, 2013, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

(Dollars in Thousands)	Amortized Cost	Market Value
Due in one year or less	$103,003	$103,273
Due after one through five years	123,383	123,215
No Maturity	10,514	10,114
U.S. Government Agency	45,845	46,004
Mortgage-Backed Securities	68,351	68,008
Total Investment Securities	$351,096	$350,614

Other Than Temporarily Impaired Securities. The following tables summarize the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

			June 30, 2013
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Agency	$49,639	$208	$2,984	$7	$52,623	$215
States and Political Subdivisions	24,238	100	6,270	7	30,508	107
Mortgage-Backed Securities	35,190	808	1,342	15	36,532	823
Other Securities	—	—	400	400	400	400
Total Investment Securities	$109,067	$1,116	$10,996	$429	$120,063	$1,545

			December 31, 2012
	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
U.S. Government Agency	$8,464	$23	$790	$2	$9,254	$25
States and Political Subdivisions	30,302	55	5,028	8	35,330	63
Mortgage-Backed Securities	3,921	15	1,624	25	5,545	40
Other Securities	—	—	600	600	600	600
Total Investment Securities	$42,687	$93	$8,042	$635	$50,729	$728

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

At June 30, 2013, the Company had securities of $350.6 million with net pre-tax unrealized losses of $0.5 million on these securities, of which $120.0 million have unrealized losses totaling $1.5 million. Approximately $109.1 million of these securities, with an unrealized loss of $1.1 million, have been in a loss position for less than 12 months. Approximately $10.6 million of these securities, with an unrealized loss of approximately $29,000 have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on June 30, 2013. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013. The Company holds one bank preferred stock issue for $0.4 million that has also been in a loss position for greater than 12 months. The Company realized $0.2 million in impairment during the second quarter of 2013 for this security. The Company will continue to closely monitor the fair value of this security and will realize further impairment as needed.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	June 30, 2013	December 31, 2012
Commercial, Financial and Agricultural	$126,931	$139,850
Real Estate - Construction	35,823	37,512
Real Estate - Commercial Mortgage	581,501	613,625
Real Estate - Residential(1)	308,158	321,986
Real Estate - Home Equity	232,530	236,263
Consumer	145,174	157,877
Loans, Net of Unearned Income	$1,430,117	$1,507,113

(1)	Includes loans in process with outstanding balances of $6.5 million and $11.9 million for June 30, 2013 and December 31, 2012, respectively.

Net deferred fees included in loans were $1.5 million at both June 30, 2013 and December 31, 2012.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans:

	June 30, 2013		December 31, 2012
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$537	—	$1,069	—
Real Estate - Construction	1,020	—	4,071	—
Real Estate - Commercial Mortgage	25,957	—	41,045	—
Real Estate - Residential	8,549	231	13,429	—
Real Estate - Home Equity	4,817	—	4,034	—
Consumer	686	22	574	—
Total Nonaccrual Loans	$41,566	253	$64,222	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans:

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
June 30, 2013
Commercial, Financial and Agricultural	$95	$19	$—	$114	$126,279	$126,931
Real Estate - Construction	—	—	—	—	34,803	35,823
Real Estate - Commercial Mortgage	4,488	398	—	4,886	550,658	581,501
Real Estate - Residential	1,217	559	231	2,007	297,603	308,158
Real Estate - Home Equity	605	134	—	739	226,973	232,530
Consumer	1,204	45	22	1,271	143,217	145,174
Total Past Due Loans	$7,609	$1,155	$253	$9,017	$1,379,533	$1,430,117

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
December, 31, 2012
Commercial, Financial and Agricultural	$302	$314	$—	$616	$138,165	$139,850
Real Estate - Construction	375	—	—	375	33,066	37,512
Real Estate - Commercial Mortgage	1,090	583	—	1,673	570,907	613,625
Real Estate - Residential	2,788	1,199	—	3,987	304,570	321,986
Real Estate - Home Equity	711	487	—	1,198	231,031	236,263
Consumer	1,693	392	—	2,085	155,218	157,877
Total Past Due Loans	$6,959	$2,975	$—	$9,934	$1,432,957	$1,507,113

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses within the existing portfolio of loans.  Loans are charged-off to the allowance when losses are deemed to be probable and reasonably quantifiable.

The following table details the activity in the allowance for loan losses by portfolio class. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Three Months Ended June 30, 2013
Beginning Balance	$857	$2,387	$10,998	$8,266	$3,077	$1,218	$1,000	$27,803
Provision for Loan Losses	119	(34)	(141)	1,649	(100)	(69)	26	1,450
Charge-Offs	(119)	(110)	(1,050)	(1,053)	(322)	(351)	—	(3,005)
Recoveries	38	—	144	396	224	244	—	1,046
Net Charge-Offs	(81)	(110)	(906)	(657)	(98)	(107)	—	(1,959)
Ending Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294

Six Months Ended June 30, 2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(174)	107	781	1,824	127	(144)	(1)	2,520
Charge-Offs	(273)	(720)	(2,093)	(1,736)	(435)	(647)	—	(5,904)
Recoveries	89	—	182	492	242	506	—	1,511
Net Charge-Offs	(184)	(720)	(1,911)	(1,244)	(193)	(141)	—	(4,393)
Ending Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294

Three Months Ended June 30, 2012
Beginning Balance	$1,493	$1,761	$10,432	$12,225	$2,725	$1,589	$992	$31,217
Provision for Loan Losses	(199)	1,190	1,595	2,785	414	(50)	8	5,743
Charge-Offs	(57)	(275)	(3,519)	(3,894)	(425)	(550)	—	(8,720)
Recoveries	83	27	42	969	116	452	—	1,689
Net Charge-Offs	26	(248)	(3,477)	(2,925)	(309)	(98)		(7,031)
Ending Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929

Six Months Ended June 30, 2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	(39)	1,818	2,761	4,296	1,621	(10)	89	10,536
Charge-Offs	(325)	(275)	(5,051)	(5,861)	(1,317)	(1,282)	—	(14,111)
Recoveries	150	27	180	1,132	134	846	—	2,469
Net Charge-Offs	(175)	(248)	(4,871)	(4,729)	(1,183)	(436)	—	(11,642)
Ending Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
June 30, 2013 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$238	$160	$6,022	$2,542	$524	$60	$—	$9,546
Loans Collectively Evaluated for Impairment	657	2,083	3,929	6,716	2,355	982	1,026	17,748
Ending Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294

December 31, 2012 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$210	$714	$6,641	$2,778	$546	$32	$—	$10,921
Loans Collectively Evaluated for Impairment	1,043	2,142	4,440	5,900	2,399	1,295	1,027	18,246
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167

June 30, 2012 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$86	$395	$4,227	$4,046	$1,033	$11	$—	$9,798
Loans Collectively Evaluated for Impairment	1,234	2,308	4,323	8,039	1,797	1,430	1,000	20,131
Ending Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
June 30, 2013
Individually Evaluated for Impairment	$1,955	$1,097	$61,494	$21,090	$4,124	$526	$—	$90,286
Collectively Evaluated for Impairment	124,976	34,726	520,007	287,068	228,406	144,648	—	1,339,831
Total	$126,931	$35,823	$581,501	$308,158	$232,530	$145,174	$—	$1,430,117

December 31, 2012
Individually Evaluated for Impairment	$2,325	$4,232	$74,650	$23,030	$3,858	$687	$—	$108,782
Collectively Evaluated for Impairment	137,525	33,280	538,975	298,956	232,405	157,190	—	1,398,331
Total	$139,850	$37,512	$613,625	$321,986	$236,263	$157,877	$—	$1,507,113

June 30, 2012
Individually Evaluated for Impairment	$1,560	$6,559	$64,399	$29,434	$3,569	$70	$—	$105,591
Collectively Evaluated for Impairment	135,176	40,244	541,420	316,619	239,361	160,856	—	1,433,676
Total	$136,736	$46,803	$605,819	$346,053	$242,930	$160,926	$—	$1,539,267

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

The following table presents loans individually evaluated for impairment by class of loans:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
June 30, 2013
Commercial, Financial and Agricultural	$1,955	$702	$1,253	$238
Real Estate – Construction	1,097	—	1,097	160
Real Estate - Commercial Mortgage	61,494	20,900	40,594	6,022
Real Estate – Residential	21,090	2,134	18,956	2,542
Real Estate - Home Equity	4,124	1,077	3,047	524
Consumer	526	81	445	60
Total	$90,286	$24,894	$65,392	$9,546
December 31, 2012
Commercial, Financial and Agricultural	$2,325	$527	$1,797	$210
Real Estate - Construction	4,232	—	4,232	714
Real Estate - Commercial Mortgage	74,650	22,594	52,056	6,641
Real Estate - Residential	23,030	2,635	20,395	2,778
Real Estate - Home Equity	3,858	890	2,968	546
Consumer	687	123	565	32
Total	$108,782	$26,769	$82,013	$10,921

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$2,176	33	$1,684	22	$2,226	76	$1,606	42
Real Estate - Construction	1,589	2	3,913	67	2,469	3	3,535	71
Real Estate - Commercial Mortgage	62,267	524	66,140	689	66,395	1,065	64,003	1,170
Real Estate - Residential	21,582	213	31,630	261	22,065	419	32,880	496
Real Estate - Home Equity	4,096	16	3,462	37	4,017	36	3,548	62
Consumer	587	3	58	19	620	5	107	23
Total	$92,297	791	$106,887	1,095	$97,792	1,604	$105,679	1,864

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

The following table presents the risk category of loans by segment:

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
June 30, 2013
Special Mention	$6,906	$62,831	$167	$69,904
Substandard	5,338	143,568	2,052	150,958
Doubtful	—	2,123	—	2,123
Total Criticized Loans	$12,244	$208,522	$2,219	$222,985

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total Loans
December 31, 2012
Special Mention	$4,380	$54,938	$142	$59,460
Substandard	10,863	177,277	1,624	189,764
Doubtful	158	1,515	—	1,673
Total Criticized Loans	$15,401	$233,730	$1,766	$250,897

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

The following table presents loans classified as TDRs:

	June 30, 2013		December 31, 2012
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,597	$149	$1,462	$508
Real Estate - Construction	159	—	161	—
Real Estate - Commercial Mortgage	33,705	3,949	29,870	8,425
Real Estate - Residential	15,174	795	13,824	936
Real Estate - Home Equity	1,618	271	1,587	—
Consumer	476	9	570	10
Total TDRs	$52,729	$5,173	$47,474	$9,879

Loans classified as TDRs during the three and six months ended June 30, 2013 and 2012 are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013			2013
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	2	$268	$259	4	$294	$337
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	4	734	721	9	5,121	5,153
Real Estate - Residential	7	804	833	10	1,176	1,214
Real Estate - Home Equity	5	256	252	6	344	342
Consumer	5	77	60	6	112	93
Total TDRs	23	$2,139	$2,125	35	$7,047	$7,139

	Three Months Ended June 30,			Six Months Ended June 30,
	2012			2012
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	4	$656	$660
Real Estate - Construction	4	807	814	4	807	814
Real Estate - Commercial Mortgage	14	3,979	4,049	27	8,545	8,745
Real Estate - Residential	12	1,635	1,649	20	2,493	2,557
Real Estate - Home Equity	—	—	—	—	—	—
Consumer	2	19	44	2	19	44
Total TDRs	32	$6,440	$6,556	57	$12,520	$12,820

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and six months ended June 30, 2013 and 2012 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013		2013
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	1	$83	1	$83
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	3	988	5	1,216
Real Estate - Residential	1	264	2	283
Real Estate - Home Equity	—	—	—	—
Consumer	1	28	1	28
Total TDRs	6	$1,363	9	$1,610

	Three Months Ended June 30,		Six Months Ended June 30,
	2012		2012
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	—	$—
Real Estate - Construction	—	—	—	—
Real Estate - Commercial Mortgage	1	910	5	2,800
Real Estate - Residential	2	699	8	1,409
Real Estate - Home Equity	1	21	2	178
Consumer	—	—	—	—
Total TDRs	4	$1,630	15	$4,387

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $84.9 million and $85.1 million at June 30, 2013 and December 31, 2012, respectively.  Intangible assets were as follows:

	June 30, 2013		December 31, 2012
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,157
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,741	1,867	1,644
Total Intangible Assets	$133,854	$48,917	$133,854	$48,801

Net Core Deposit Intangibles:  As of June 30, 2013, the Company’s core deposit intangibles were fully amortized. At December 31, 2012, the Company had net core deposit intangibles of $19,000.  Amortization expense for the six months of 2013 and 2012 was $19,000 and $119,000, respectively.

Goodwill:  As of June 30, 2013 and December 31, 2012, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of June 30, 2013, the book value of the Company’s equity exceeded its market capitalization, and as such, the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of June 30, 2013. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other:  As of June 30, 2013 and December 31, 2012, the Company had a customer relationship intangible asset, net of accumulated amortization, of $126,000 and $223,000, respectively.  This intangible asset was recorded as a result of the acquisition of trust customer relationships.  Amortization expense for the first six months of 2013 and 2012 was approximately $97,000.  The Company’s customer relationship intangible asset will be fully amortized in February 2014.

NOTE 5 - DEPOSITS

The composition of the Company’s interest bearing deposits was as follows:

(Dollars in Thousands)	June 30, 2013	December 31, 2012
NOW Accounts	$706,101	$842,435
Money Market Accounts	287,340	267,766
Savings Deposits	204,594	184,541
Other Time Deposits	228,349	241,019
Total Interest Bearing Deposits	$1,426,384	$1,535,761

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Service Cost	$1,875	$1,750	$3,750	$3,500
Interest Cost	1,400	1,375	2,800	2,750
Expected Return on Plan Assets	(1,825)	(1,700)	(3,650)	(3,400)
Prior Service Cost Amortization	75	100	150	200
Net Loss Amortization	1,075	850	2,150	1,700
Net Periodic Cost	$2,600	$2,375	$5,200	$4,750

Discount Rate	4.25%	5.00%	4.25%	5.00%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Interest Cost	35	46	70	92
Prior Service Cost Amortization	48	48	96	96
Net Gain Amortization	(63)	(98)	(126)	(196)
Net Periodic (Benefit)	$20	$(4)	$40	$(8)

Discount Rate	4.25%	5.00%	4.25%	5.00%

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

	June 30, 2013			December 31, 2012
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$48,409	$232,622	$281,031	$48,618	$245,087	$293,705
Standby Letters of Credit	11,124	—	11,124	11,249	—	11,249
Total	$59,533	$232,622	$292,155	$59,867	$245,087	$304,954

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2013
Securities Available for Sale:
U.S. Treasury	$91,972	$—	$—	$91,972
U.S. Government Agency	—	60,952	—	60,952
States and Political Subdivisions	—	119,568	—	119,568
Mortgage-Backed Securities	—	68,008	—	68,008
Federal Reserve and FHLB Stock	—	10,114	—	10,114

December 31, 2012
Securities Available for Sale:
U.S. Treasury	$97,249	$—	$—	$97,249
U.S. Government Agency	—	51,664	—	51,664
State and Political Subdivisions	—	79,879	—	79,879
Mortgage-Backed Securities	—	56,982	—	56,982
Federal Reserve and FHLB Stock	—	11,211	—	11,211

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

Impaired Loans. Loan impairment is measured using the present value of expected cash flows or the fair value of the collateral (less selling costs) if the loan is collateral dependent. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. The inputs used in determining the present value of expected cash flows are not observable and therefore are considered Level 3 inputs. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired loans had a carrying value of $90.3 million with a valuation allowance of $9.5 million at June 30, 2013 and $108.8 million and $10.9 million, respectively, at December 31, 2012.

Loans Held for Sale. Loans held for sale were $15.3 million and $14.2 million as of June 30, 2013 and December 31, 2012, respectively. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first six months of 2013, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we will obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $17.3 million during the six months ended June 30, 2013. The Company disposed of $13.4 million in foreclosed assets, recognized subsequent write-downs totaling $2.2 million for properties that were re-valued, and realized miscellaneous adjustments totaling $0.1 million during the six months ended June 30, 2013. The carrying value of foreclosed assets was $55.1 million at June 30, 2013 and $53.4 million at December 31, 2012.

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

A summary of estimated fair values of significant financial instruments consisted of the following:

	June 30, 2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$67,811	$67,811	$—	$—
Short-Term Investments	391,457	391,457	—	—
Investment Securities	350,614	91,972	258,642	—
Loans Held for Sale	15,362	—	15,362	—
Loans, Net of Allowance for Loan Losses	1,402,823	—	—	1,300,416

LIABILITIES:
Deposits	$2,071,123	$—	$2,071,643	$—
Short-Term Borrowings	46,081	—	45,701	—
Subordinated Notes Payable	62,887	—	62,891	—
Long-Term Borrowings	41,251	—	43,006	—

	December 31, 2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$66,238	$66,238	$—	$—
Short-Term Investments	443,494	443,494	—	—
Investment Securities	296,985	97,249	199,736	—
Loans Held for Sale	14,189	—	14,189	—
Loans, Net of Allowance for Loan Losses	1,477,946	—	—	1,370,056

LIABILITIES:
Deposits	$2,144,996	$—	$2,145,547	$—
Short-Term Borrowings	47,435	—	46,503	—
Subordinated Notes Payable	62,887	—	62,896	—
Long-Term Borrowings	46,859	—	50,003	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
Securities Available for Sale:
Change in net unrealized gain, net of tax benefits of $623, $622, and $127 and $276, respectively	$(992)	$(207)	$(986)	$(454)
Reclassification adjustment for security impairment loss realized in net income	200	—	200	—
Net Other Comprehensive Loss	$(792)	$(207)	$(786)	$(454)

Activity in accumulated other comprehensive loss, net of tax, was as follows:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss, Net of Taxes
Balance, January 1, 2013	$573	$(30,132)	$(29,559)
Other comprehensive loss before reclassifications	(986)	—	(986)
Amounts reclassified from accumulated other comprehensive loss	200	—	200
Net other comprehensive loss during the period	(786)	—	(786)
Balance, June 30, 2013	(213)	$(30,132)	$(30,345)

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss, Net of Taxes
Balance, January 1, 2012	$1,064	$(24,593)	$(23,529)
Other comprehensive loss before reclassifications	(454)	—	(454)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive loss during the period	(454)	—	(454)
Balance, June 30, 2012	610	$(24,593)	$(23,983)

NOTE 10 – ACCOUNTING STANDARDS UPDATES

ASU 2013-02 “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to separately present the amount reclassified out of accumulated other comprehensive income (“AOCI”) for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification doesn’t go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

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

BUSINESS OVERVIEW

We are a bank holding company headquartered in Tallahassee, Florida, and we are the parent of our wholly-owned subsidiary, Capital City Bank (the “Bank” or “CCB”). The Bank offers a broad array of products and services through a total of 63 full-service offices located in Florida, Georgia, and Alabama. The Bank offers commercial and retail banking services, as well as trust and asset management, retail securities brokerage and data processing services.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses including income taxes, and noninterest income such as service charges on deposit accounts, asset management fees, retail securities brokerage fees, mortgage banking fees, bank card fees, and data processing fees. Since 2009, an elevated level of other real estate owned has had a significant impact on our profitability due to property valuation adjustments, carrying costs, and losses from the sale of properties.

A detailed discussion regarding the economic conditions in our markets and our long-term strategic objectives is included as part of the MD&A section of our 2012 Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013		2012				2011
(Dollars in Thousands, Except Per Share Data)	Second	First	Fourth	Third	Second	First	Fourth	Third
Summary of Operations:
Interest Income	$20,698	$21,128	$21,787	$22,326	$22,437	$23,130	$23,912	$24,891
Interest Expense	1,103	1,183	1,232	1,295	1,372	1,469	1,515	1,791
Net Interest Income	19,595	19,945	20,555	21,031	21,065	21,661	22,397	23,100
Provision for Loan Losses	1,450	1,070	2,766	2,864	5,743	4,793	7,600	3,718
Net Interest Income After Provision for Loan Losses	18,145	18,875	17,789	18,167	15,322	16,868	14,797	19,382
Noninterest Income	13,849	13,588	14,118	13,575	13,906	13,586	13,873	14,193
Noninterest Expense	30,582	31,200	29,468	30,201	32,293	32,597	31,103	30,647
Income (Loss) Before Income Taxes	1,412	1,263	2,439	1,541	(3,065)	(2,143)	(2,433)	2,928
Income Tax Expense (Benefit)	569	424	564	420	(1,339)	(981)	(1,898)	951
Net Income (Loss)	$843	$839	$1,875	$1,121	$(1,726)	$(1,162)	$(535)	$1,977
Net Interest Income (FTE)	$19,744	$20,079	$20,697	$21,179	$21,219	$21,833	$22,560	$23,326

Per Common Share:
Net Income (Loss) Basic	$0.05	$0.05	$0.11	$0.07	$(0.10)	$(0.07)	$(0.03)	$0.12
Net Income (Loss) Diluted	0.05	0.05	0.11	0.07	(0.10)	(0.07)	(0.03)	0.12
Dividends Declared	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.10
Diluted Book Value	14.36	14.35	14.31	14.54	14.48	14.60	14.68	15.20
Market Price:
High	12.64	12.54	11.91	10.96	8.73	9.91	11.11	11.18
Low	10.12	10.95	9.04	7.00	6.35	7.32	9.43	9.81
Close	11.53	12.35	11.37	10.64	7.37	7.45	9.55	10.38

Selected Average Balances:
Loans, Net	$1,456,904	$1,496,432	$1,518,280	$1,541,262	$1,570,827	$1,596,480	$1,646,715	$1,667,720
Earning Assets	2,206,694	2,240,889	2,178,946	2,209,166	2,262,847	2,268,307	2,146,463	2,202,927
Total Assets	2,564,528	2,598,680	2,534,011	2,566,239	2,624,417	2,636,907	2,509,915	2,563,251
Deposits	2,067,647	2,102,967	2,051,099	2,075,482	2,135,653	2,161,388	2,032,975	2,061,913
Shareowners’ Equity	250,485	249,557	253,017	251,746	252,644	254,447	264,276	263,902
Common Equivalent Average Shares:
Basic	17,319	17,302	17,229	17,215	17,192	17,181	17,160	17,152
Diluted	17,355	17,309	17,256	17,228	17,192	17,181	17,161	17,167

Performance Ratios:
Return on Average Assets	0.13%	0.13%	0.29%	0.17%	(0.26)%	(0.18)%	(0.08)%	0.31%
Return on Average Equity	1.35	1.36	2.95	1.77	(2.75)	(1.84)	(0.80)	2.97
Net Interest Margin (FTE)	3.59	3.64	3.78	3.82	3.77	3.87	4.17	4.20
Noninterest Income as % of Operating
Revenue	41.68	40.62	40.81	39.31	39.88	38.64	38.34	38.14
Efficiency Ratio	91.07	92.67	84.68	86.89	91.18	92.04	85.37	81.69

Asset Quality:
Allowance for Loan Losses	$27,294	$27,803	29,167	$30,222	$29,929	31,217	$31,035	$29,658
Allowance for Loan Losses to Loans	1.89%	1.90%	1.93%	1.97%	1.93%	1.98%	1.91%	1.79%
Nonperforming Assets (“NPAs”)	96,653	103,869	117,648	127,247	132,829	136,826	137,623	114,592
NPAs to Total Assets	3.77	3.99	4.47	5.10	5.02	5.14	5.21	4.54
NPAs to Loans + OREO	6.44	6.81	7.47	8.02	8.23	8.36	8.14	6.67
Allowance to Non-Performing Loans	65.66	61.17	45.42	40.80	40.03	39.65	41.37	55.54
Net Charge-Offs to Average Loans	0.54	0.66	1.00	0.66	1.80	1.16	1.50	1.22

Capital Ratios:
Tier 1 Capital Ratio	15.36%	14.95%	14.35%	14.43%	14.17%	14.17%	13.96%	14.05%
Total Capital Ratio	16.73	16.32	15.72	15.80	15.54	15.54	15.32	15.41
Tangible Capital Ratio	6.64	6.49	6.35	6.86	6.40	6.42	6.51	7.19
Leverage Ratio	10.07	9.81	9.90	9.83	9.60	9.71	10.26	10.20

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

  Net income of $0.8 million, or $0.05 per diluted share for the second quarter of 2013 compared to net income of $0.8 million, or $0.05 per diluted share in the first quarter of 2013, and a net loss of $1.7 million, or $0.10 per diluted share for the second quarter of 2012. For the first six months of 2013, we realized net income of $1.7 million, or $0.10 per diluted share, compared to a net loss of $2.9 million, or $0.17 per diluted share, for the comparable period of 2012.

  Total credit costs (loan loss provision plus other real estate owned (“OREO”) costs) were $3.9 million, $4.0 million, and $9.2 million for the quarters ended June 30, 2013, March 31, 2013, and June 30, 2012, respectively. Total credit costs for the first half of 2013 were $7.8 million compared to $17.5 million for the same period of 2012. The improvement primarily reflects improving credit quality trends and reduced OREO costs.

  Tax equivalent net interest income for the second quarter of 2013 was $19.7 million compared to $20.1 million for the first quarter of 2013 and $21.2 million for the second quarter of 2012. For the first half of 2013, tax equivalent net interest income totaled $39.8 million compared to $43.1 million in 2012. The reduction from all prior periods was due to a reduction in loan income primarily attributable to declining loan balances and unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.

  Noninterest income for the second quarter of 2013 totaled $13.9 million, an increase of $0.3 million, or 1.9%, over the first quarter of 2013 and a decrease of $0.1 million, or 0.4%, from the second quarter of 2012. The increase over the first quarter of 2013 was due to higher other income, primarily gains from the sale of OREO properties and an increase in bank card fees. Lower deposit fees drove the slight decline from the second quarter of 2012. For the first six months of 2013, noninterest income totaled $27.4 million, a slight decrease of $0.1 million, or 0.2% from the same period of 2012, primarily reflecting lower deposit fees and bank card fees partially offset by higher mortgage banking fees and wealth management fees.

  Noninterest expense for the second quarter of 2013 totaled $30.6 million, a decrease of $0.6 million, or 2.0%, from the first quarter of 2013 and $1.7 million, or 5.3%, from the second quarter of 2012. The decrease from the first quarter of 2013 was primarily attributable to lower compensation expense, occupancy expense, and other expense. Lower occupancy expense and other expense drove the reduction in noninterest expense compared to the second quarter of 2012. For the first six months of 2013, noninterest expense totaled $61.8 million, a decrease of $3.1 million, or 4.8%, over the same period of 2012 primarily attributable to lower occupancy and other expense. Lower OREO costs drove the favorable variance in other expense for all periods while lower legal fees, professional fees, advertising costs, and postage costs contributed to the decrease from both periods in 2012.

Financial Condition

  Average earning assets were $2.206 billion for the second quarter of 2013, a decrease of $34.2 million, or 1.5%, from the first quarter of 2013 and an increase of $27.7 million, or 1.3%, over the fourth quarter of 2012. The change in earning assets from the prior quarter reflects a decline in the overnight funds position resulting from lower level of public fund deposits. The increase compared to the fourth quarter of 2012 primarily reflects the higher level of deposits resulting from an increase in the public funds. The change in both quarters reflects the seasonal fluctuation in public fund deposits as the fourth quarter generally reflects the seasonal low while the first quarter the seasonal high.

  Nonperforming assets totaled $96.7 million at June 30, 2013, a decrease of $7.2 million from March 31, 2013 and $20.9 million from December 31, 2012 driven by a faster pace of nonaccrual loan resolutions and continued progress in disposing of OREO properties. Nonperforming assets represented 3.77% of total assets at June 30, 2013 compared to 3.99% at March 31, 2013 and 4.47% at December 31, 2012.
  As of June 30, 2013, we are well-capitalized with a risk based capital ratio of 16.73% and a tangible common equity ratio of 6.64% compared to 16.32% and 6.49%, respectively, at March 31, 2013 and 15.72% and 6.35%, respectively, at December 31, 2012.

RESULTS OF OPERATIONS

Net Income

For the second quarter of 2013, we realized net income of $0.8 million, or $0.05 per diluted share, compared to net income of $0.8 million, or $0.05 per diluted share for the first quarter of 2013, and a net loss of $1.7 million, or $0.10 per diluted share, for the second quarter of 2012. For the first six months of 2013, we realized net income of $1.7 million, or $0.10 per diluted share, compared to a net loss of $2.9 million, or $0.17 per diluted share for the same period in 2012.

Compared to the first quarter of 2013, performance reflects lower noninterest expense of $0.6 million that was partially offset by a higher loan loss provision of $0.4 million, a $0.1 million decline in operating revenues, and a $0.1 million increase in income taxes.

Compared to the second quarter of 2012, the increase in earnings was due to a lower loan loss provision of $4.3 million and a $1.7 million decrease in noninterest expense, partially offset by lower operating revenues of $1.6 million and higher income taxes of $1.9 million.

The increase in earnings for the first half of 2013 versus the comparable period in 2012 was attributable to a lower loan loss provision of $8.0 million and a decrease in noninterest expense of $3.1 million, partially offset by lower operating revenues of $3.2 million and higher income taxes of $3.3 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Income	$20,698	$21,128	$22,437	$41,826	$45,567
Taxable Equivalent Adjustments	149	134	154	283	326
Total Interest Income (FTE)	20,847	21,262	22,591	42,109	45,893
Interest Expense	1,103	1,183	1,372	2,286	2,841
Net Interest Income (FTE)	19,744	20,079	21,219	39,823	43,052
Provision for Loan Losses	1,450	1,070	5,743	2,520	10,536
Taxable Equivalent Adjustments	149	134	154	283	326
Net Interest Income After provision for Loan Losses	18,145	18,875	15,322	37,020	32,190
Noninterest Income	13,849	13,588	13,906	27,437	27,492
Noninterest Expense	30,582	31,200	32,293	61,782	64,890
Income (Loss) Before Income Taxes	1,412	1,263	(3,065)	2,675	(5,208)
Income Tax Expense (Benefit)	569	424	(1,339)	993	(2,320)
Net Income (Loss)	$843	$839	$(1,726)	$1,682	$(2,888)

Basic Net Income (Loss) Per Share	$0.05	$0.05	$(0.10)	$0.10	$(0.17)
Diluted Net Income (Loss) Per Share	$0.05	$0.05	$(0.10)	$0.10	$(0.17)

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 43.

Tax equivalent net interest income for the second quarter of 2013 was $19.7 million compared to $20.1 million for the first quarter of 2013 and $21.2 million for the second quarter of 2012. For the first six months of 2013, tax equivalent net interest income totaled $39.8 million compared to $43.1 million for the same period of 2012.

The declines of $0.4 million and $1.5 million in tax equivalent net interest income from the first quarter of 2013 and second quarter of 2012, respectively, were due to a reduction in loan income primarily attributable to declining loan balances and continued unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.  The lower interest expense is attributable to favorable repricing on FHLB advances and certificates of deposit, which reflects both lower balances and favorable repricing.

Tax equivalent interest income for the second quarter of 2013 was $20.8 million compared to $21.3 million for the first quarter of 2013 and $22.6 million for the second quarter of 2012. The decrease when compared to both periods was specifically attributable to both the shift in earning asset mix and lower yields. The declining loan portfolio has resulted in the higher yielding earning assets being replaced with lower yielding federal funds or investment securities. Additionally, low yields on new loan and investment production and loan portfolio repricing continue to unfavorably affect net interest income.

Interest expense for the second quarter of 2013 was $1.1 million compared to $1.2 million for the first quarter of 2013 and $1.4 million for the second quarter in 2012.  The lower cost of funds when compared to both periods was a result of continued rate reductions on all deposit products except savings accounts and the FHLB advance favorable repricing.  The rate reductions on deposits reflect our response to a historically low interest rate environment and desire to continue our focus on core banking relationships.

The net interest margin for the second quarter of 2013 was 3.59%, a decrease of five basis points from the first quarter of 2013 and a decline of 18 basis points from the second quarter of 2012.  Year-to-date net interest margin of 3.61% declined 21 basis points from the comparable period in 2012. The decrease in the margin for all comparable periods was attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.

Pressure on net interest income continues primarily as a result of the declining loan portfolio and the low rate environment.  Loans have declined by approximately $110 million since the second quarter of 2012. The low rate environment, although favorable to the repricing of deposits, continues to negatively impact our loan and investment portfolios. Increased lending competition in all markets has also unfavorably impacted the pricing for loans. We believe that lowering our cost of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing, although the impact is expected to be minimal.  Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the net interest margin for the remainder of 2013.

Our current strategy, as well as our historic strategy, is to not accept greater interest rate risk by reaching further out on the curve for yield, particularly given the fact that short-term rates are at historical lows. We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions. Although this strategy has unfavorably impacted our net interest margin in the current environment, over time this strategy has consistently resulted in our net interest margins significantly exceeding those in our peer group comparisons.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2013 was $1.4 million compared to $1.1 million in the first quarter of 2013 and $5.7 million for the second quarter of 2012. For the first six months of 2013, the loan loss provision totaled $2.5 million compared to $10.5 million for the same period in 2012. The increase compared to the first quarter of 2013 was primarily due to a reserve addition for one existing impaired loan. The reduction from both of the prior year periods reflects a declining trend in loan losses as well as a much slower inflow of problem loans as evidenced by a lower level of loan delinquencies, classified loans and impaired loans. Net charge-offs for the second quarter of 2013 totaled $2.0 million, or 0.54% (annualized), of average loans compared to $2.4 million, or 0.66%, for the first quarter of 2013 and $7.0 million, or 1.80%, in the second quarter of 2012. For the first half of 2013, net charge-offs totaled $4.4 million, or 0.60% (annualized), of average loans compared to $11.6 million, or 1.48%, for the same period of 2012. Lower charge-offs in our residential real estate and commercial real estate portfolios drove the decrease in loan losses comparing 2013 to 2012. Charge-offs for the first half of 2012 reflect the resolution of higher loss exposure construction and land loans.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Six Months Ended
(Dollars in Thousands, except per share data)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
CHARGE-OFFS
Commercial, Financial and Agricultural	$119	$154	$57	$273	$325
Real Estate - Construction	110	610	275	720	275
Real Estate - Commercial Mortgage	1,050	1,043	3,519	2,093	5,051
Real Estate - Residential	1,053	683	3,894	1,736	5,861
Real Estate - Home Equity	322	113	425	435	1,317
Consumer	351	296	550	647	1,282
Total Charge-offs	3,005	2,899	8,720	5,904	14,111

RECOVERIES
Commercial, Financial and Agricultural	38	51	83	89	150
Real Estate - Construction	—	—	27	—	27
Real Estate - Commercial Mortgage	144	38	42	182	180
Real Estate - Residential	396	96	969	492	1,132
Real Estate - Home Equity	224	18	116	242	134
Consumer	244	262	452	506	846
Total Recoveries	1,046	465	1,689	1,511	2,469

Net Charge-offs	$1,959	$2,434	$7,031	$4,393	$11,642

Net Charge-offs (Annualized) as a	0.54%	0.66%	1.80%	0.60%	1.48%
percent of Average
Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the second quarter of 2013 totaled $13.9 million, an increase of $0.3 million, or 1.9%, over the first quarter of 2013 and a decrease of $0.1 million, or 0.4%, from the second quarter of 2012. The increase over the first quarter of 2013 was driven by higher other income of $0.2 million and bank card fees of $0.1 million. Compared to the second quarter of 2012, the decrease was primarily due to lower deposit fees. For the first six months of 2013, noninterest income totaled $27.4 million, a $0.1 million decrease from the same period of 2012 reflective of lower deposit fees of $0.2 million, bank card fees of $0.1 million, and other income of $0.1 million, partially offset by higher mortgage banking fees of $0.3 million and wealth management fees of $0.1 million.

Noninterest income represented 41.7% of operating revenues (net interest income plus noninterest income) in the second quarter of 2013 compared to 40.6% in the first quarter of 2013 and 39.9% in the second quarter of 2012. For the first six months of 2013, noninterest income represented 41.2% of operating revenues compared to 39.3% for the same period of 2012. The increase in this metric compared to both corresponding periods in 2012 reflects a reduction in net interest income.

The table below reflects the major components of noninterest income.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Deposit Fees	$6,217	$6,165	$6,313	$12,382	$12,622
Bank Card Fees	2,754	2,661	2,784	5,415	5,555
Wealth Management Fees	1,901	1,915	1,904	3,816	3,677
Mortgage Banking Fees	968	1,043	864	2,011	1,712
Data Processing Fees	670	653	680	1,323	1,355
Other	1,339	1,151	1,361	2,490	2,571

Total Noninterest Income	$13,849	$13,588	$13,906	$27,437	$27,492

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees for the second quarter of 2013 totaled $6.2 million, an increase of $52,000, or 0.8%, over the first quarter of 2013 and a decrease of $96,000, or 1.5%, from the second quarter of 2012. For the first six months of 2013, deposit fees totaled $12.4 million, a decrease of $240,000, or 1.9%, from the comparable period in 2012. The increase over the first quarter of 2013 was attributable to a higher level of overdraft fees. Compared to both periods of 2012, the decrease reflects a reduction in overdraft fees and a higher level of charged-off checking accounts, partially offset by higher checking account maintenance fees and commercial account analysis fees.

Bank Card Fees. Bank card fees totaled $2.8 million for the second quarter of 2013, an increase of $93,000, or 3.5%, over the first quarter of 2013 and a decrease of $30,000, or 1.1%, from the second quarter of 2012. For the first six months of 2013, bank card fees totaled $5.4 million, which represents a decrease of $140,000, or 2.5%, from the same period of 2012. The increase over the first quarter of 2013 reflects higher card utilization. Compared to both periods of 2012, the decrease was primarily attributable to a change in transaction mix yielding a lower interchange rate.

Wealth Management Fees. Wealth management fees include both trust fees (managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (investment and insurance products) and totaled $1.9 million for the second quarter of 2013, a decrease of $14,000, or 0.7%, from the first quarter of 2013 and a decrease of $3,000, or 0.2%, from the second quarter of 2012. For the first six months of 2013, wealth management fees totaled $3.8 million, an increase of $139,000, or 3.8%, over the same period of 2012. The decrease from the first quarter of 2013 reflects lower trust fees of $65,000 partially offset by higher retail brokerage fees of $51,000. Compared to the second quarter of 2012, the slight decrease reflects lower trust fees of $92,000 partially offset by higher retail brokerage fees of $89,000. Compared to the first six months of 2012, the increase reflects higher retail brokerage fees of $253,000 partially offset by lower trust fees of $114,000. For all periods, the reduction in trust fees was driven by a decline in assets under management, primarily due to account distributions. The higher level of retail brokerage fees for all periods was driven by higher trading activity by our clients and new accounts opened. At June 30, 2013, total assets under management were approximately $1.189 billion compared to $1.124 billion at December 31, 2012 and $1.198 billion at June 30, 2012.

Mortgage Banking Fees. Mortgage banking fees totaled $1.0 million for the second quarter of 2013, a decrease of $75,000, or 7.2%, from the first quarter of 2013 and an increase of $104,000, or 12.0%, over the second quarter of 2012. For the first six months of 2013, fees totaled $2.0 million, an increase of $299,000, or 17.5%, over the same period of 2012. While the level of loans funded and applications were up in the second quarter of 2013 compared to the first quarter of 2013, the amount of loans sold into the secondary market was slightly down which drove the decline in fees. The increase over both periods in 2012 was attributable to higher loan sales as well as a higher margin realized for sold loans. Increased home purchase activity in our markets and an increase in refinance activity due to the low rate environment both contributed to the increase in loans sales. The mix of refinance and home purchase new loan production for the first half of 2013 was 37% and 63%, respectively, compared to 38% and 62%, respectively, for the same period of 2012.

Other. Other income totaled $1.3 million for the second quarter of 2013, an increase of $188,000, or 16.3%, over the first quarter of 2013, and a decrease of $22,000, or 1.6%, from the second quarter of 2012. The increase over the first quarter of 2013 was driven by an increase in gains from the sale of OREO properties, higher miscellaneous loan fees, and higher fees from our working capital financing product. For the first six months of 2013, other income totaled $2.5 million, a decrease of $81,000 from the same period of 2012 driven by a decline in gains from the sale of OREO properties.

Noninterest Expense

Noninterest expense for the second quarter of 2013 totaled $30.6 million, a decrease of $0.6 million, or 2.0%, from the first quarter of 2013 attributable to lower compensation expense of $0.1 million, occupancy expense of $0.2 million, and other expense of $0.3 million. Compared to the second quarter of 2012, noninterest expense decreased by $1.7 million, or 5.3%, attributable to lower occupancy expense of $0.4 million and other expense of $1.9 million, that was partially offset by higher compensation expense of $0.5 million. Compared to the first quarter of 2013 and second quarter of 2012, reduced costs for OREO properties drove a majority of the decline in other expense. For the first six months of 2013, noninterest expense totaled $61.8 million, a decrease of $3.1 million, or 4.8%, from the same period of 2012, attributable to lower occupancy expense of $0.5 million and other expense of $3.1 million, partially offset by higher compensation expense of $0.4 million. Lower costs for OREO properties drove approximately half of the decline in other expense.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Six Months Ended
(Dollars in Thousands)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Salaries	$11,999	$12,346	$12,296	$24,345	$25,038
Associate Benefits	4,648	4,393	3,821	9,041	7,922
Total Compensation	16,647	16,739	16,117	33,386	32,960

Premises	2,149	2,265	2,303	4,414	4,590
Furniture and Equipment	2,012	2,153	2,245	4,165	4,446
Total Occupancy	4,161	4,418	4,548	8,579	9,036

Legal Fees	918	1,001	1,093	1,918	2,197
Professional Fees	1,046	1,137	1,184	2,183	2,504
Processing Services	1,307	1,127	1,016	2,434	1,979
Advertising	493	322	609	815	1,004
Travel and Entertainment	212	194	222	406	406
Printing and Supplies	257	249	282	507	571
Telephone	466	492	455	957	934
Postage	326	314	444	640	889
Insurance - Other	1,040	1,040	1,018	2,080	2,051
Intangible Amortization	48	68	107	116	215
Other Real Estate	2,408	2,884	3,432	5,292	6,925
Miscellaneous	1,253	1,215	1,766	2,469	3,219
Total Other	9,774	10,043	11,628	19,817	22,894

Total Noninterest Expense	$30,582	$31,200	$32,293	$61,782	$64,890

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $16.6 million for the second quarter of 2013, a decrease of $92,000, or 0.5%, from the first quarter of 2013 and an increase of $530,000, or 3.3%, over the second quarter of 2012. The decrease compared to the first quarter of 2013 reflects lower salary expense of $347,000 partially offset by higher associate benefit expense of $255,000. The decrease in the salary expense category was primarily due to lower unemployment tax expense as a majority of this liability is paid in the first quarter. Lower payroll taxes also contributed to the decline and reflects higher payroll taxes paid in the first quarter of each year due to a higher level of incentive payouts. Compared to the second quarter of 2012, the increase reflects higher associate benefit expense of $827,000 partially offset by lower salary expense of $297,000. Higher pension expense and stock compensation expense drove the increase in associate benefit expense. The increase in expense for our pension plan was primarily attributable to the utilization of a lower discount rate in 2013 due to lower long-term bond interest rates. A higher projected pay-out for stock compensation plans drove the increase in stock compensation. For the first six months of 2012, compensation expense totaled $33.4 million, an increase of $426,000, or 1.3%, over the same period of 2012 driven by a $1.1 million increase in associate benefit expense, partially offset by lower salary expense of $693,000. The increase in associate benefit expense reflects the aforementioned increase in the expense for our pension plan and stock compensation, and the decrease in salary expense was attributable to lower associate base salaries driven by reduced headcount.

Occupancy. Occupancy expense (including premises and furniture/equipment) totaled $4.2 million for the second quarter of 2013, a decrease of $240,000, or 5.5%, from the first quarter of 2013 and $387,000, or 8.5%, from the second quarter of 2012. For the first six months of 2013, occupancy expense totaled $8.6 million, a $457,000, or 5.1%, decrease from the same period in 2012. Compared to all prior periods, reductions were realized in most of the premises and furniture/equipment expense categories and were generally driven by stronger cost controls and other cost reduction initiatives.

Other. Other noninterest expense totaled $9.8 million for the second quarter of 2013 compared to $10.1 million for the first quarter of 2013 and $11.6 million for the second quarter of 2012. The $286,000, or 2.8%, decrease in other expense from the first quarter of 2013 was primarily due to lower OREO costs of $476,000 driven by lower losses from the sale of properties and to a lesser extent lower valuation adjustments. Lower professional fees of $91,000 and legal fees of $83,000 also contributed to the decrease. These favorable variances were partially offset by higher processing services of $180,000 and advertising costs of $171,000. Professional fees declined due to lower consulting fees and audit costs, and legal fees declined due to a lower level of support needed for loan collection/resolution activities. The increase in processing services was due to the cost of outsourcing our item processing function and was substantially offset by expense reductions realized in compensation and equipment depreciation. The increase in advertising costs reflects a higher level of promotional activities. Compared to the second quarter of 2012, the $1.8 million, or 15.9%, decline in other expense was primarily due to lower OREO costs of $1.0 million primarily attributable to a lower level of valuation adjustments. Reductions in both property carrying costs and losses from the sale of properties also contributed to the decline in OREO expense but to a lesser extent. Decreases in professional fees, legal fees, advertising costs, postage costs, and miscellaneous expense also contributed to the reduction in other expense. The reduction in legal fees reflects lower consulting fees and the decline in legal fees was attributable to a lower level of support needed for loan collection/resolution activities. Advertising costs declined due to a reduced level of media advertising. Postage savings generated from the outsourcing of our client statement processing function as well as overall better control of overnight delivery drove the favorable variance in postage expense. Severance costs recorded in the second quarter of 2012 related to the closing of banking offices and outsourcing of our items processing function contributed to the reduction in miscellaneous expense.

For the first six months of 2013, other noninterest expense totaled $19.8 million, a decrease of $3.1 million, or 13.4%, from the same period of 2012 reflective of lower OREO expense of $1.6 million, professional fees of $321,000, legal fees of $279,000, advertising fees of $189,000, and postage costs of $249,000. A lower level of losses from the sale of OREO properties and a reduction in property carrying costs drove the decline in OREO expense. The decreases in professional fees, legal fees, advertising costs, and postage costs were all driven by the same factors previously noted describing the reduction in these expense categories from the second quarter of 2012. The aforementioned severance costs recorded in the second quarter of 2012 also contributed to the favorable variance in other expense for the six-month comparison.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 91.07% for the second quarter of 2013 compared to 92.67% for the first quarter of 2013 and 91.18% for the second quarter of 2012. For the first six months of 2013, this ratio was 91.87% compared to 91.61% for the comparable period of 2012. The decrease in this ratio compared to first quarter of 2013 and second quarter of 2012 was driven by a decrease in noninterest expense that outpaced reduction in operating revenues, primarily a lower level of net interest income. The slight increase in this ratio for the six-month period reflects a declining level of net interest income contribution to operating revenues that was substantially offset by lower noninterest expense. Reduction in costs related to the management and resolution of nonperforming assets has contributed to the reduction in noninterest expense. We have also made substantial progress over the past two years toward implementing initiatives to reduce noninterest expense by optimizing our operations, reducing headcount, renegotiating vendor arrangements, and better managing discretionary expenses.

Income Taxes

We realized income tax expense of $569,000 in the second quarter of 2013 compared to income tax expense of $424,000 for the first quarter of 2013 and an income tax benefit of $1.3 million for the second quarter of 2012. For the first six months of 2013, we realized income tax expense of $1.0 million compared to an income tax benefit of $2.3 million for the same period in 2012. During the second quarter of 2013, income tax expense was unfavorably impacted due to the recognition of a $95,000 valuation reserve related to an unused state tax credit. The income tax benefit realized in both periods of 2012 was a result of the book taxable loss for both periods.

FINANCIAL CONDITION

Average assets totaled approximately $2.564 billion for the second quarter of 2013, a decrease of $34.1 million, or 1.3%, from the first quarter of 2013, and an increase of $30.5 million, or 1.2%, from the fourth quarter of 2012. Average earning assets were $2.206 billion for the second quarter of 2013, a decrease of $34.2 million, or 1.5%, from the first quarter of 2013, and an increase of $27.7 million, or 1.3%, over the fourth quarter of 2012. The change in earning assets from the prior quarter reflects a decline in the overnight funds position resulting from a lower level of public fund deposits. The increase compared to the fourth quarter of 2012 primarily reflects the higher level of deposits resulting from an increase in the public funds. The change in both quarters reflects the seasonal fluctuation in public fund deposits as the fourth quarter generally reflects the seasonal low while the first quarter the seasonal high.

Investment Securities

In the second quarter of 2013, our average investment portfolio increased $34.7 million, or 11.7%, from the first quarter of 2013 and increased $36.1 million, or 12.3%, from the fourth quarter of 2012. As a percentage of average earning assets, the investment portfolio represented 15.0% in the second quarter of 2013, compared to 13.2% in the prior quarter and 13.5% in the fourth quarter of 2012. The increase in the average balance of the investment portfolio compared to the prior periods was primarily attributable to increases in municipal bonds and to a lesser degree, U.S. Agencies and mortgage-backed securities, partially offset by declines in U.S. Treasuries. The supply of high quality municipal bonds improved during the quarter, which allowed for the volume of purchases to exceed maturities. When appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the remainder of 2013.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are Available-for-Sale (“AFS”) and Held-for-Maturity (“HTM”). As of June 30, 2013, all securities are classified as AFS, however, given current market conditions and the anticipation of rising rates over time, management will establish and assign a portion of newly purchased securities to a HTM portfolio beginning in the third quarter of 2013.

At acquisition, the classification of the security will be determined based on how the purchase will affect the company’s asset/liability strategy and future business plans and opportunities. Such decisions will be weighed against multiple factors, including regulatory capital requirements, volatility in earnings or other comprehensive income, and liquidity needs. Securities in the available-for-sale portfolio are recorded at fair value with unrealized gains and losses associated with these securities recorded net of tax, in the accumulated other comprehensive income (loss) component of shareowners’ equity. Securities that are held-to-maturity would be acquired or owned with the intent of holding them to maturity (final payment date). Held-to-maturity investments are measured at amortized cost. It is neither management’s intent nor practice to participate in the trading of investment securities for the purpose of recognizing gains and therefore we do not maintain a trading portfolio.

At June 30, 2013, the investment portfolio had a net pre-tax unrealized loss of $0.5 million compared to an unrealized gain of $0.9 million at both the March 31, 2013 and December 31, 2012 periods. The decrease in the unrealized gains for both periods was attributable to declines in all asset classes as the U.S. Treasury curve shifted higher during the quarter, resulting in lower prices.

At quarter end, there were 149 positions with unrealized losses totaling approximately $1.1 million. The positions consisted of Ginnie Mae mortgage-backed securities (GNMA MBS), Small Business Administration (SBA) securities, U.S. Treasuries (UST), Federal Farm Credit Bank bonds (FFCB), and municipal bonds. GNMA MBS, UST, and SBA securities carry the full faith and credit guarantee of the U.S. Government, and the SBA securities float to the prime rate. The FFCB bond remains “AAA” rated by Moody’s, and the municipal bonds carry a minimum rating of “AA-”. All positions with unrealized losses mentioned above are not considered impaired, and are expected to mature at par. Excluded from these figures is a $0.4 million unrealized loss on a preferred stock investment that was carried at a zero book value as of June 30, 2013 and December 31, 2012. We realized $0.2 million in additional impairment on this security during the second quarter of 2013. We continue to closely monitor the fair value of this security as the issuer continues to experience negative operating trends.

The average maturity of the total portfolio at June 30, 2013 was 1.73 years compared to 1.70 years and 1.57 years for the March 31, 2013 and December 31, 2012 periods, respectively. The average life of the total portfolio in the second quarter of 2013 extended compared to both prior periods as U.S. Treasury securities with maturities up to three years were added during the quarter.

Loans

Average loans declined (a portion of which is attributable to problem loan resolution) by $39.5 million, or 2.6%, from the first quarter of 2013 and $61.4 million, or 4.0%, from the fourth quarter of 2012. Most loan categories have experienced declines with the reduction primarily in the commercial real estate and residential real estate categories. Our core loan portfolio continues to be impacted by normal, monthly amortization and a higher level of payoffs that have outpaced our new loan production. While new loan production was up quarter over quarter, it continues to be impacted by weak loan demand attributable to the trend toward consumers and businesses deleveraging, the lack of consumer confidence, and a persistently sluggish economy.

The resolution of problem loans (which has the effect of lowering the loan portfolio as loans are either charged off or transferred to OREO) also contributed to the overall decline. During the second quarter of 2013, loan charge-offs and loans transferred to OREO accounted for $7.4 million, or 36%, of the net reduction in total loans of $20.8 million from the first quarter of 2013.  For the first half of 2013, loan resolution accounted for $23.2 million, or 31%, of the net reduction in loans of $75.8 million. The problem loan resolutions and reductions in portfolio balances previously noted are based on “as of” balances, not averages.

Efforts to stimulate new loan growth are ongoing. Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business and commercial real estate areas to try and mitigate the significant impact that consumer and business deleveraging is having on our portfolio.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $96.7 million at the end of the second quarter of 2013, a decrease of $7.2 million from the first quarter of 2013 and $20.9 million from the fourth quarter of 2012. Nonaccrual loans totaled $41.6 million at the end of the second quarter of 2013, a decrease of $3.8 million from the first quarter of 2013 and $22.6 million from the fourth quarter of 2012. Nonaccrual loan additions totaled $10.8 million in the second quarter of 2013 and $18.5 million for the first six months of 2013, which compares to $33.0 million in the first half of 2012. The balance of OREO totaled $55.1 million at the end of the second quarter of 2013, a decrease of $3.3 million from the first quarter of 2013 and an increase of $1.7 million over the fourth quarter of 2012. For the second quarter of 2013, we added properties totaling $4.4 million, sold properties totaling $6.6 million, and recorded valuation adjustments totaling $1.1 million. For the first six months of 2013, we have added properties totaling $17.3 million, sold properties totaling $13.4 million, and recorded valuation adjustments totaling $2.2 million. Nonperforming assets represented 3.77% of total assets at June 30, 2013 compared to 3.99% at March 31, 2013 and 4.47% at December 31, 2012.

(Dollars in Thousands)	June 30, 2013	March 31, 2013	December 31, 2012
Nonaccruing Loans:
Commercial, Financial and Agricultural	$537	$880	$1,069
Real Estate - Construction	1,020	1,919	4,071
Real Estate - Commercial Mortgage	25,957	26,707	41,045
Real Estate - Residential	8,549	10,665	13,429
Real Estate - Home Equity	4,817	4,685	4,034
Consumer	686	592	574
Total Nonperforming Loans (“NPLs”)(1)	$41,566	$45,448	$64,222
Other Real Estate Owned	55,087	58,421	53,426
Total Nonperforming Assets (“NPAs”)	$96,653	$103,869	$117,648

Past Due Loans 30 – 89 Days	$8,764	$9,274	$9,934
Past Due Loans 90 Days or More (accruing)	253	—	—
Performing Troubled Debt Restructurings	52,729	53,108	47,474

Nonperforming Loans/Loans	2.88%	3.10%	4.22%
Nonperforming Assets/Total Assets	3.77	3.99	4.47
Nonperforming Assets/Loans Plus OREO	6.44	6.81	7.47
Allowance/Nonperforming Loans	65.66%	61.17%	45.42%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
NPA Beginning Balance:	$103,869	$136,826	$117,648	$137,623
Change in Nonaccrual Loans:
Beginning Balance	45,448	78,726	64,222	75,023
Additions	10,758	13,270	18,481	32,954
Charge-Offs	(2,947)	(7,258)	(5,672)	(11,981)
Transferred to OREO	(3,667)	(5,023)	(16,564)	(8,748)
Paid Off/Payments	(3,375)	(2,880)	(6,975)	(5,929)
Restored to Accrual	(4,651)	(2,065)	(11,926)	(6,549)
Ending Balance	41,566	74,770	41,566	74,770

Change in OREO:
Beginning Balance	58,421	58,100	53,426	62,600
Additions	4,355	7,132	17,334	11,209
Valuation Write-downs	(1,060)	(1,554)	(2,205)	(2,240)
Sales	(6,629)	(5,190)	(13,369)	(13,080)
Other	—	(429)	(99)	(430)
Ending Balance	55,087	58,059	55,087	58,059

NPA Net Change	(7,216)	(3,997)	(20,995)	(4,794)
NPA Ending Balance	$96,653	$132,829	$96,653	$132,829

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2013	2012	2013	2012
TDR Beginning Balance:	$61,426	$50,147	$57,353	$50,651
Additions	2,125	6,556	7,139	12,820
Charge-Offs	—	(910)	—	(1,879)
Paid Off/Payments	(1,256)	(1,088)	(1,893)	(2,086)
Removal Due to Change in TDR Status	(1,121)	—	(1,121)	(2,284)
Defaults	(3,272)	(2,401)	(3,576)	(4,918)
TDR Ending Balance	$57,902	$52,304	$57,902	$52,304

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

The allowance for loan losses was $27.3 million at June 30, 2013 compared to $27.8 million at March 31, 2013 and $29.2 million at December 31, 2012. The allowance for loan losses was 1.89% of outstanding loans and provided coverage of 66% of nonperforming loans at June 30, 2013 compared to 1.90% and 61%, respectively, at March 31, 2013, and 1.93% and 45%, respectively, at December 31, 2012. The decrease in the allowance from both prior periods reflects a reduction in the impaired and general reserve levels. The reduction in impaired loan reserves reflects the migration of loans to OREO and related charge-offs which outpaced reserve additions for newly impaired loans. The reduction in general reserves was primarily driven by continued improving trends in loan delinquencies and classified loans, as well as lower loss content attributable to improving trends in loan charge-offs. It is management’s opinion that the allowance at June 30, 2013 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.068 billion for the second quarter of 2013, a decrease of $35.3 million, or 1.7%, from the first quarter of 2013 and higher by $16.5 million, or 0.8%, from the fourth quarter of 2012.  The decrease in deposits when compared to the first quarter of 2013 resulted primarily from a reduction in the level of public funds and certificates of deposit. When compared to the fourth quarter of 2012, the increase was a result of higher public funds and savings accounts partially offset by lower certificates of deposit and regular NOW accounts.

Our mix of deposits continues to change as higher rate certificates of deposit are replaced with lower rate non-maturity deposits and noninterest bearing demand accounts.  Prudent pricing discipline will continue to be the key to managing our mix of deposits.  Therefore, we do not attempt to compete with higher rate paying competitors for deposits.

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

The balance sheet is subject to testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by plus or minus 100, 200, and 300 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in the current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a 12-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
June 30, 2013	1.9%	3.1%	2.7%	-1.3%
March 31, 2013	2.2%	3.4%	2.9%	-1.1%

The Net Interest Income at Risk position is slightly less favorable for the second quarter of 2013, when compared to the prior quarter-end, for all rate scenarios. The unfavorable change from the prior quarter in all scenarios reflects lower levels of repricing assets, primarily overnight funds, partially offset by decreased levels of interest bearing non-maturity deposits. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp

Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
June 30, 2013	2.4%	5.3%	5.0%	-4.9%
March 31, 2013	4.9%	7.9%	6.9%	-4.5%

As of June 30, 2013, the improvement in the economic value of equity in the “up rate” scenarios versus the base case was less favorable than it was as of March 31, 2013. This unfavorable variance is primarily attributable to the overall change in market interest rates during the second quarter of 2013. In both quarters, in the up 300 bp scenario (relative to the up 200 and 100 bp scenarios), the level of improvement in the economic value of equity declines. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits are increased in escalating increments in the rising rate scenarios, with the up 300 bp scenario being the most aggressive.  All measures of economic value of equity are within our prescribed policy limits.

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

As of June 30, 2013, we have the ability to generate $724.0 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.73 years and as of quarter-end had a net unrealized pre-tax loss of $0.5 million.

Our average liquidity (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $419.0 million during the second quarter of 2013 compared to $448.4 million in the first quarter of 2013 and $366.0 million in the fourth quarter of 2012.  The lower balance when compared to the first quarter of 2013 primarily reflects the decline in public funds and growth in our investment portfolio, partially offset by a lower level of loans. The increase when compared to the fourth quarter of 2012 reflects the declining loan portfolio and higher level of public funds, partially offset by an increase in the investment portfolio.

We expect to make capital expenditures of approximately $3.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment and furniture purchases, and technology purchases. We believe that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At June 30, 2013, advances from the FHLB consisted of $45.6 million in outstanding debt consisting of 42 notes. During the first six months of 2013, the Bank made FHLB advance payments totaling approximately $1.8 million, paid off eight advances totaling approximately $7.6 million and obtained one new FHLB advance totaling $1.3 million. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $249.3 million as of June 30, 2013, compared to $248.6 million as of March 31, 2013 and $246.9 million at December 31, 2012. Our leverage ratio was 10.07%, 9.81%, and 9.60%, respectively, and our tangible capital ratio was 6.64%, 6.49%, and 6.35%, respectively, for the same periods. Our risk-adjusted capital ratio of 16.73% at June 30, 2013, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

During the first six months of 2013, shareowners’ equity increased $2.4 million, or 1.9%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $1.7 million, stock compensation accretion of $0.6 million, and the issuance of stock totaling $0.9 million. Shareowners’ equity was negatively impacted by a $0.8 million decline in the unrealized gain on investment securities.

At June 30, 2013, our common stock had a book value of $14.36 per diluted share compared to $14.35 at March 31, 2013 and $14.31 per diluted share at December 31, 2012. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability both of which are recorded through other comprehensive income. At June 30, 2013, the net unrealized loss on investment securities available for sale was $0.2 million and the amount of our unfunded pension liability was $30.1 million.

State and federal regulations place certain restrictions on the payment of dividends by both CCBG and the Bank. Florida law and Federal regulations limit the amount of dividends that the Bank can pay annually to us. Pursuant to the Federal Reserve Resolutions (discussed in further detail within our 2012 Form 10-K), without prior approval, CCBG is prohibited from paying dividends to shareowners and CCB is prohibited from paying dividends to CCBG. In December 2011, we suspended quarterly dividend payments to our shareowners.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2013, we had $281.0 million in commitments to extend credit and $11.1 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2012 Form 10-K. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and reporting practices applicable to the banking industry require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

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

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended June 30,						Six Months Ended June 30,
		2013			2012			2013			2012
	Average		Average	Average		Average	Average		Average	Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,456,904	$19,790	5.45%	$1,570,827	$21,456	5.49%	$1,476,559	$40,018	5.47%	$1,583,654	$43,577	5.53%
Taxable Securities(2)	225,770	578	1.02	216,952	730	1.35	220,458	1,168	1.03	229,716	1,524	1.35
Tax-Exempt Securities	104,981	200	0.76	63,715	161	1.01	93,030	374	0.80	60,014	323	1.08
Funds Sold	419,039	279	0.27	411,353	244	0.24	433,650	549	0.26	392,193	469	0.24
Total Earning Assets	2,206,694	20,847	3.79%	2,262,847	22,591	4.01%	2,223,697	42,109	3.82%	2,265,577	45,893	4.07%
Cash & Due From Banks	49,081			47,711			49,875			48,569
Allowance For Loan Losses	(29,012)			(31,599)			(29,735)			(31,491)
Other Assets	337,765			345,458			337,673			348,007
TOTAL ASSETS	$2,564,528			$2,624,417			$2,581,510			$2,630,662

Liabilities:
NOW Accounts	$716,459	$124	0.07%	$809,172	$167	0.08%	$752,360	$280	0.08%	$816,289	$359	0.09%
Money Market Accounts	289,637	54	0.07	280,371	63	0.09	286,261	108	0.08	278,964	137	0.10
Savings Accounts	202,784	25	0.05	174,923	21	0.05	197,935	48	0.05	170,263	42	0.05
Other Time Deposits	231,134	164	0.29	274,497	305	0.45	234,768	346	0.30	279,314	661	0.48
Total Interest Bearing Deposits	1,440,014	367	0.10	1,538,963	556	0.15	1,471,324	782	0.11	1,544,830	1,199	0.16
Short-Term Borrowings	52,399	61	0.47	57,983	48	0.33	53,819	143	0.54	51,814	56	0.22
Subordinated Note Payable	62,887	342	2.15	62,887	372	2.34	62,887	681	2.15	62,887	754	2.37
Other Long-Term Borrowings	40,942	333	3.26	40,617	396	3.92	41,915	680	3.27	42,451	832	3.94
Total Interest Bearing Liabilities	1,596,242	1,103	0.28%	1,700,450	1,372	0.32%	1,629,945	2,286	0.28%	1,701,982	2,841	0.34%
Noninterest Bearing Deposits	627,633			596,690			613,886			603,691
Other Liabilities	90,168			74,633			87,656			71,444
TOTAL LIABILITIES	2,314,043			2,371,773			2,331,487			2,377,117

TOTAL SHAREOWNERS’ EQUITY	250,485			252,644			250,023			253,545

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,564,528			$2,624,417			$2,581,510			$2,630,662

Interest Rate Spread			3.51%			3.69%			3.54%			3.73%
Net Interest Income		$19,744			$21,219			$39,823			$43,052
Net Interest Margin(3)			3.59%			3.77%			3.61%			3.82%

(1)	Average balances include nonaccrual loans. Interest income periods in this table include loan fees of $396,000 and $782,000 for the three and six months ended June 30, 2013 and $393,000 and $795,000 for the comparable periods ended June 30, 2012.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2013, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: August 9, 2013

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

