Form 10-Q
period 2013-09-30
CAPITAL CITY BANK GROUP INC
filed 2013-11-08
CIK 726601

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

At October 31, 2013, 17,339,821 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

CAPITAL CITY BANK GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	Unaudited September 30,	December 31,
(Dollars in Thousands)	2013	2012
ASSETS
Cash and Due From Banks	$51,136	$66,238
Federal Funds Sold and Interest Bearing Deposits	358,869	443,494
Total Cash and Cash Equivalents	410,005	509,732

Investment Securities Available for Sale	271,838	296,985
Investment Securities Held to Maturity (fair value of $97,415)	97,309	—
Total Investment Securities	369,147	296,985

Loans Held For Sale	13,822	14,189

Loans, Net of Unearned Income	1,417,842	1,507,113
Allowance for Loan Losses	(25,010)	(29,167)
Loans, Net	1,392,832	1,477,946

Premises and Equipment, Net	103,702	107,092
Goodwill	84,811	84,811
Other Intangible Assets	80	242
Other Real Estate Owned	53,018	53,426
Other Assets	87,055	89,561
Total Assets	$2,514,472	$2,633,984

LIABILITIES
Deposits:
Noninterest Bearing Deposits	$626,114	$609,235
Interest Bearing Deposits	1,390,772	1,535,761
Total Deposits	2,016,886	2,144,996

Short-Term Borrowings	51,918	47,435
Subordinated Notes Payable	62,887	62,887
Other Long-Term Borrowings	40,244	46,859
Other Liabilities	91,369	84,918
Total Liabilities	2,263,304	2,387,095

SHAREOWNERS’ EQUITY
Preferred Stock, $.01 par value; 3,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $.01 par value; 90,000,000 shares authorized; 17,336,278 and 17,232,380 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	173	172
Additional Paid-In Capital	40,481	38,707
Retained Earnings	240,842	237,569
Accumulated Other Comprehensive Loss, Net of Tax	(30,328)	(29,559)
Total Shareowners’ Equity	251,168	246,889
Total Liabilities and Shareowners’ Equity	$2,514,472	$2,633,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except Per Share Data)	2013	2012	2013	2012
INTEREST INCOME
Interest and Fees on Loans	$19,264	$21,274	$59,127	$64,638
Investment Securities:
Taxable	571	692	1,739	2,216
Tax Exempt	146	106	392	316
Funds Sold	269	254	818	723
Total Interest Income	20,250	22,326	62,076	67,893
INTEREST EXPENSE
Deposits	335	480	1,117	1,679
Short-Term Borrowings	46	71	189	127
Subordinated Notes Payable	339	372	1,020	1,126
Other Long-Term Borrowings	330	372	1,010	1,204
Total Interest Expense	1,050	1,295	3,336	4,136

NET INTEREST INCOME	19,200	21,031	58,740	63,757
Provision for Loan Losses	555	2,864	3,075	13,400
Net Interest Income After Provision For Loan Losses	18,645	18,167	55,665	50,357

NONINTEREST INCOME
Deposit Fees	6,474	6,406	18,856	19,028
Bank Card Fees	2,715	2,616	8,130	8,171
Wealth Management Fees	2,130	1,686	5,946	5,363
Mortgage Banking Fees	869	978	2,880	2,690
Data Processing Fees	662	687	1,985	2,042
Other	1,456	1,202	3,946	3,773
Total Noninterest Income	14,306	13,575	41,743	41,067

NONINTEREST EXPENSE
Compensation	16,158	15,510	49,544	48,470
Occupancy, Net	4,403	4,590	12,982	13,626
Intangible Amortization	46	108	162	323
Other Real Estate	2,148	2,603	7,440	9,528
Other	7,678	7,390	22,087	23,144
Total Noninterest Expense	30,433	30,201	92,215	95,091

INCOME (LOSS) BEFORE INCOME TAXES	2,518	1,541	5,193	(3,667)
Income Tax Expense (Benefit)	927	420	1,920	(1,900)

NET INCOME (LOSS)	$1,591	$1,121	$3,273	$(1,767)

BASIC NET INCOME (LOSS) PER SHARE	$0.09	$0.07	$0.19	$(0.10)
DILUTED NET INCOME (LOSS) PER SHARE	$0.09	$0.07	$0.19	$(0.10)

Average Basic Shares Outstanding	17,336	17,215	17,319	17,196
Average Diluted Shares Outstanding	17,396	17,228	17,381	17,196

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
NET INCOME (LOSS)	$1,591	$1,121	$3,273	$(1,767)
Other comprehensive income (loss), before tax:
Change in net unrealized gain (loss)	459	(24)	(1,149)	(754)
Unrealized losses on securities transferred from available for sale to held to maturity	(516)	—	(516)	—
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	(7)	—	(7)	—
Reclassification adjustment for impairment loss realized in net income	210	—	410	—
Other comprehensive income (loss), before tax	146	(24)	(1,262)	(754)
Deferred tax benefit related to other comprehensive income	(129)	(10)	(493)	(286)
Other comprehensive income (loss), net of tax	17	(14)	(769)	(468)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,608	$1,107	$2,504	$(2,235)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS’ EQUITY

(Unaudited)

(Dollars In Thousands, Except Share Data)	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Taxes	Total
Balance, January 1, 2013	17,232,380	$172	$38,707	$237,569	$(29,559)	$246,889
Net Income		—	—	3,273	—	3,273
Other Comprehensive Loss, Net of Tax		—	—	—	(769)	(769)
Stock Performance Plan Compensation		—	914	—	—	914
Issuance of Common Stock	103,898	1	860	—	—	861
Balance, September 30, 2013	17,336,278	$173	$40,481	$240,842	$(30,328)	$251,168

Balance, January 1, 2012	17,160,274	$172	$37,838	$237,461	$(23,529)	$251,942
Net Loss		—	—	(1,767)	—	(1,767)
Other Comprehensive Loss, Net of Tax		—	—	—	(468)	(468)
Stock Performance Plan Compensation		—	131	—	—	131
Issuance of Common Stock	62,883	—	524	—	—	524
Balance, September 30, 2012	17,223,157	$172	$38,493	$235,694	$(23,997)	$250,362

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,273	$(1,767)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by Operating Activities:
Provision for Loan Losses	3,075	13,400
Depreciation	4,830	5,087
Amortization of Premiums, Discounts, and Fees (net)	3,422	2,441
Amortization of Intangible Assets	162	323
Impairment Loss on Security	410	—
Net Decrease in Loans Held-for-Sale	367	4,698
Stock-Based Compensation	914	131
Deferred Income Taxes	1,802	(920)
Loss on Disposal of Fixed Assets	18	—
Loss on Sales and Write-Downs of Other Real Estate Owned	4,042	5,504
Net Decrease in Other Assets	1,197	5,516
Net Increase in Other Liabilities	6,451	13,441
Net Cash Provided By Operating Activities	29,963	47,854

CASH FLOWS FROM INVESTING ACTIVITIES
Securities Held to Maturity:
Purchases	(39,115)	—
Payments, Maturities, and Calls	4,141	—
Securities Available for Sale:
Purchases	(142,336)	(105,774)
Sales	—	805
Payments, Maturities, and Calls	99,708	120,614
Net Decrease in Loans	61,354	62,582
Proceeds From Sales of Other Real Estate Owned	17,397	17,963
Purchases of Premises and Equipment	(1,458)	(3,099)
Net Cash (Used In) Provided By Investing Activities	(309)	93,091

CASH FLOWS FROM FINANCING ACTIVITIES
Net Decrease in Deposits	(128,110)	(151,925)
Net Increase (Decrease) in Short-Term Borrowings	55	(8,168)
Proceeds from Other Long-Term Borrowings	1,303	3,070
Repayment of Other Long-Term Borrowings	(3,490)	(2,366)
Issuance of Common Stock	861	524
Net Cash Used In Financing Activities	(129,381)	(158,865)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(99,727)	(17,920)

Cash and Cash Equivalents at Beginning of Period	509,732	385,314
Cash and Cash Equivalents at End of Period	$410,005	$367,394

Supplemental Cash Flow Disclosures:
Interest Paid	$2,364	$3,035
Income Taxes Paid (Net of Refunds Received)	$(2,201)	$(3,881)

Noncash Investing and Financing Activities:
Transfer of Securities Available for Sale to Held to Maturity	$62,488	$—
Loans Transferred to Other Real Estate Owned	$21,031	$14,039
Transfer of Current Portion of Long-Term Borrowings	$4,428	$7,184

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CAPITAL CITY BANK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. Capital City Bank Group, Inc. (“CCBG” or the “Company”) provides a full range of banking and banking-related services to individual and corporate clients through its subsidiary, Capital City Bank, (“CCB” or the “Bank” and together with the Company) with banking offices located in Florida, Georgia, and Alabama. The Company is subject to competition from other financial institutions, is subject to regulation by certain government agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Presentation. The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of CCBG and its wholly-owned subsidiary, CCB. All material inter-company transactions and accounts have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

NOTE 2 - INVESTMENT SECURITIES

Investment Portfolio Composition. The amortized cost and related market value of investment securities were as follows:

	September 30, 2013				December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Amortized Cost	Unrealized Gain	Unrealized Losses	Market Value
Available for Sale
U.S. Treasury	$79,336	$144	$40	$79,440	$96,745	$504	$—	$97,249
U.S. Government Agency	72,263	142	218	72,187	51,468	221	25	51,664
States and Political Subdivisions	107,149	182	38	107,293	79,818	124	63	79,879
Mortgage-Backed Securities	2,700	204	—	2,904	56,217	805	40	56,982
Other Securities(1)	10,204	—	190	10,014	11,811	—	600	11,211
Total	271,652	$672	$486	$271,838	$296,059	$1,654	$728	$296,985

Held to Maturity
U.S. Treasury	$14,949	$43	$—	$14,992	$—	$—	$—	$—
U.S. Government Agency	8,155	4	—	8,159	—	—	—	—
States and Political Subdivisions	14,001	17	23	13,995	—	—	—	—
Mortgage-Backed Securities	60,204	118	53	60,269	—	—	—	—
Other Securities	—	—	—	—	—	—	—	—
Total	$97,309	$182	$76	$97,415	$—	$—	$—	$—

(1)	Includes Federal Home Loan Bank and Federal Reserve Bank stock recorded at cost of $5.2 million and $4.8 million, respectively, at September 30, 2013 and $6.4 million and $4.8 million, respectively, at December 31, 2012.

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The Company determines the appropriate classification of securities at the time of purchase. Securities with limited marketability, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost.

Securities with an amortized cost of $211.1 million and $152.3 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

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

During the third quarter of 2013, the Company transferred certain securities from available for sale to held to maturity. Transfers of securities into the held to maturity categories from available for sale are made at fair value on the date of the transfer. The securities had an aggregate fair value of $63.0 million with an aggregate net unrealized loss of $523,000 on the date of the transfer. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income in the accompanying balance sheet as of September 30, 2013 totaled $516,000. This amount will be amortized out of accumulated other comprehensive income over the remaining life of the underlying securities as an adjustment of the yield on those securities. In addition, the Company purchased $39.1 million in securities during the third quarter of 2013 that were classified as held to maturity.

Maturity Distribution. As of September 30, 2013, the Company’s investment securities had the following maturity distribution based on contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. Mortgage-backed securities and certain amortizing U.S. government agency securities are shown separately since they are not due at a certain maturity date.

	Available for Sale		Held to Maturity
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value

Due in one year or less	$96,446	$96,655	$8,272	$8,272
Due after one through five years	104,986	105,042	28,833	28,874
No Maturity	10,204	10,014	—	—
U.S. Government Agency	57,316	57,223	—	—
Mortgage-Backed Securities	2,700	2,904	60,204	60,269
Total	$271,652	$271,838	$97,309	$97,415

Other Than Temporarily Impaired Securities. The following tables summarize the investment securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		Greater Than 12 Months		Total
(Dollars in Thousands)	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
September 30, 2013
Available for Sale
U.S. Government Agency	$61,578	$239	$4,869	$19	$66,447	$258
States and Political Subdivisions	9,022	37	2,461	1	11,483	38
Other Securities	—	—	190	190	190	190
Total	$70,600	$276	$7,520	$210	$78,120	$486
Held to Maturity
States and Political Subdivisions	1,328	23	—	—	1,328	23
Mortgage-Backed Securities	32,568	53	—	—	32,568	53
Total	$33,896	$76	$—	$—	$33,896	$76

December 31, 2012
Available for Sale
U.S. Government Agency	$8,464	$23	$790	$2	$9,254	$25
States and Political Subdivisions	30,302	55	5,028	8	35,330	63
Mortgage-Backed Securities	3,921	15	1,624	25	5,545	40
Other Securities	—	—	600	600	600	600
Total	$42,687	$93	$8,042	$635	$50,729	$728

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

At September 30, 2013, the Company had securities of $369.1 million of which $271.8 million were classified as available for sale and $97.3 million were classified as held to maturity. The available for sale portfolio maintained a net pre-tax unrealized loss of $0.5 million at September 30, 2013 on securities totaling $78.1 million. Approximately $70.6 million of these securities, with an unrealized loss of $0.3 million, have been in a loss position for less than 12 months. Approximately $7.5 million of these securities, with an unrealized loss of approximately $0.2 million have been in a loss position for greater than 12 months. These debt securities are in a loss position because they were acquired when the general level of interest rates was lower than that on September 30, 2013. The Company believes that the unrealized losses in these debt securities are temporary in nature and that the full principal will be collected as anticipated. Because the declines in the market value of these investments are attributable to changes in interest rates and not credit quality and because the Company has the present ability and intent to hold these investments until there is a recovery in fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013. The Company holds one bank preferred stock issue for $0.2 million that has also been in a loss position for greater than 12 months. The Company realized $0.2 million in impairment during the third quarter of 2013 for this security and has realized $0.4 million impairment during 2013. The Company will continue to closely monitor the fair value of this security and will realize further impairment as needed.

NOTE 3 – LOANS, NET

Loan Portfolio Composition. The composition of the loan portfolio was as follows:

(Dollars in Thousands)	September 30, 2013	December 31, 2012
Commercial, Financial and Agricultural	$123,253	$139,850
Real Estate - Construction	31,454	37,512
Real Estate - Commercial Mortgage	570,736	613,625
Real Estate - Residential(1)	311,031	321,986
Real Estate - Home Equity	230,212	236,263
Consumer	151,156	157,877
Loans, Net of Unearned Income	$1,417,842	$1,507,113

(1)	Includes loans in process with outstanding balances of $5.8 million and $11.9 million at September 30, 2013 and December 31, 2012, respectively.

Net deferred fees included in loans were $1.5 million and $1.6 million at September 30, 2013 and December 31, 2012, respectively.

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans:

	September 30, 2013		December 31, 2012
(Dollars in Thousands)	Nonaccrual	90 + Days	Nonaccrual	90 + Days
Commercial, Financial and Agricultural	$489	—	$1,069	—
Real Estate - Construction	640	—	4,071	—
Real Estate - Commercial Mortgage	25,714	—	41,045	—
Real Estate - Residential	9,530	—	13,429	—
Real Estate - Home Equity	4,741	—	4,034	—
Consumer	568	—	574	—
Total Nonaccrual Loans	$41,682	—	$64,222	—

Loan Portfolio Aging. A loan is defined as a past due loan when one full payment is past due or a contractual maturity is over 30 days past due (“DPD”).

The following table presents the aging of the recorded investment in past due loans by class of loans:

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
September 30, 2013
Commercial, Financial and Agricultural	$324	$58	$—	$382	$122,383	$123,253
Real Estate - Construction	—	108	—	108	30,707	31,454
Real Estate - Commercial Mortgage	2,070	563	—	2,633	542,390	570,736
Real Estate - Residential	1,734	1,665	—	3,399	298,102	311,031
Real Estate - Home Equity	587	119	—	706	224,764	230,212
Consumer	1,021	178	—	1,199	149,386	151,156
Total Past Due Loans	$5,736	$2,691	$—	$8,427	$1,367,732	$1,417,842

(Dollars in Thousands)	30-59 DPD	60-89 DPD	90 + DPD	Total Past Due	Total Current	Total Loans
December, 31, 2012
Commercial, Financial and Agricultural	$302	$314	$—	$616	$138,165	$139,850
Real Estate - Construction	375	—	—	375	33,066	37,512
Real Estate - Commercial Mortgage	1,090	583	—	1,673	570,907	613,625
Real Estate - Residential	2,788	1,199	—	3,987	304,570	321,986
Real Estate - Home Equity	711	487	—	1,198	231,031	236,263
Consumer	1,693	392	—	2,085	155,218	157,877
Total Past Due Loans	$6,959	$2,975	$—	$9,934	$1,432,957	$1,507,113

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

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
Three Months Ended September 30, 2013
Beginning Balance	$895	$2,243	$9,951	$9,258	$2,879	$1,042	$1,026	$27,294
Provision for Loan Losses	(171)	(237)	(630)	1,044	277	297	(25)	555
Charge-Offs	(138)	(278)	(882)	(1,178)	(362)	(674)	—	(3,512)
Recoveries	87	1	167	167	13	238	—	673
Net Charge-Offs	(51)	(277)	(715)	(1,011)	(349)	(436)	—	(2,839)
Ending Balance	$673	$1,729	$8,606	$9,291	$2,807	$903	$1,001	$25,010

Nine Months Ended September 30, 2013
Beginning Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167
Provision for Loan Losses	(345)	(130)	151	2,868	404	153	(26)	3,075
Charge-Offs	(411)	(998)	(2,975)	(2,914)	(797)	(1,321)	—	(9,416)
Recoveries	176	1	349	659	255	744	—	2,184
Net Charge-Offs	(235)	(997)	(2,626)	(2,255)	(542)	(577)	—	(7,232)
Ending Balance	$673	$1,729	$8,606	$9,291	$2,807	$903	$1,001	$25,010

Three Months Ended September 30, 2012
Beginning Balance	$1,320	$2,703	$8,550	$12,085	$2,830	$1,441	$1,000	$29,929
Provision for Loan Losses	572	329	1,788	(792)	1,130	(130)	(33)	2,864
Charge-Offs	(331)	(127)	(512)	(981)	(834)	(355)	—	(3,140)
Recoveries	53	9	34	76	15	382	—	569
Net Charge-Offs	(278)	(118)	(478)	(905)	(819)	27	—	(2,571)
Ending Balance	$1,614	$2,914	$9,860	$10,388	$3,141	$1,338	$967	$30,222

Nine Months Ended September 30, 2012
Beginning Balance	$1,534	$1,133	$10,660	$12,518	$2,392	$1,887	$911	$31,035
Provision for Loan Losses	534	2,147	4,548	3,505	2,752	(142)	56	13,400
Charge-Offs	(657)	(402)	(5,562)	(6,843)	(2,152)	(1,635)	—	(17,251)
Recoveries	203	36	214	1,208	149	1,228	—	3,038
Net Charge-Offs	(454)	(366)	(5,348)	(5,635)	(2,003)	(407)	—	(14,213)
Ending Balance	$1,614	$2,914	$9,860	$10,388	$3,141	$1,338	$967	$30,222

The following table details the amount of the allowance for loan losses by portfolio class disaggregated on the basis of the Company’s impairment methodology.

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
September 30, 2013 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$218	$124	$5,045	$2,184	$508	$31	$—	$8,110
Loans Collectively Evaluated for Impairment	455	1,605	3,561	7,107	2,299	872	1,001	16,900
Ending Balance	$673	$1,729	$8,606	$9,291	$2,807	$903	$1,001	$25,010

December 31, 2012 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$210	$714	$6,641	$2,778	$546	$32	$—	$10,921
Loans Collectively Evaluated for Impairment	1,043	2,142	4,440	5,900	2,399	1,295	1,027	18,246
Ending Balance	$1,253	$2,856	$11,081	$8,678	$2,945	$1,327	$1,027	$29,167

September 30, 2012 Period-end amount Allocated to:
Loans Individually Evaluated for Impairment	$453	$700	$5,566	$3,604	$858	$18	$—	$11,199
Loans Collectively Evaluated for Impairment	1,161	2,214	4,294	6,784	2,283	1,320	967	19,023
Ending Balance	$1,614	$2,914	$9,860	$10,388	$3,141	$1,338	$967	$30,222

The Company’s recorded investment in loans related to each balance in the allowance for loan losses by portfolio class and disaggregated on the basis of the Company’s impairment methodology was as follows:

(Dollars in Thousands)	Commercial, Financial, Agricultural	Real Estate Construction	Real Estate Commercial Mortgage	Real Estate Residential	Real Estate Home Equity	Consumer	Unallocated	Total
September 30, 2013
Individually Evaluated for Impairment	$3,546	$773	$57,820	$20,894	$3,977	$416	$—	$87,426
Collectively Evaluated for Impairment	119,707	30,681	512,916	290,137	226,235	150,740	—	1,330,416
Total	$123,253	$31,454	$570,736	$311,031	$230,212	$151,156	$—	$1,417,842

December 31, 2012
Individually Evaluated for Impairment	$2,325	$4,232	$74,650	$23,030	$3,858	$687	$—	$108,782
Collectively Evaluated for Impairment	137,525	33,280	538,975	298,956	232,405	157,190	—	1,398,331
Total	$139,850	$37,512	$613,625	$321,986	$236,263	$157,877	$—	$1,507,113

September 30, 2012
Individually Evaluated for Impairment	$2,379	$5,716	$75,707	$28,592	$3,380	$112	$—	$115,886
Collectively Evaluated for Impairment	133,560	37,562	533,964	319,344	236,066	156,913	—	1,417,409
Total	$135,939	$43,278	$609,671	$347,936	$239,446	$157,025	$—	$1,533,295

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

The following table presents loans individually evaluated for impairment by class of loans:

(Dollars in Thousands)	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Related Allowance
September 30, 2013
Commercial, Financial and Agricultural	$3,546	$2,279	$1,267	$218
Real Estate - Construction	773	—	773	124
Real Estate - Commercial Mortgage	57,820	23,441	34,379	5,045
Real Estate - Residential	20,894	2,674	18,220	2,184
Real Estate - Home Equity	3,977	1,159	2,818	508
Consumer	416	96	320	31
Total	$87,426	$29,649	$57,777	$8,110
December 31, 2012
Commercial, Financial and Agricultural	$2,325	$527	$1,797	$210
Real Estate - Construction	4,232	—	4,232	714
Real Estate - Commercial Mortgage	74,650	22,594	52,056	6,641
Real Estate - Residential	23,030	2,635	20,395	2,778
Real Estate - Home Equity	3,858	890	2,968	546
Consumer	687	123	565	32
Total	$108,782	$26,769	$82,013	$10,921

The following table summarizes the average recorded investment and interest income recognized by class of impaired loans:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in Thousands)	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income	Average Recorded Investment	Total Interest Income
Commercial, Financial and Agricultural	$2,750	34	$1,969	48	$2,633	110	$2,016	90
Real Estate - Construction	935	2	6,138	21	1,317	5	3,114	91
Real Estate - Commercial Mortgage	59,657	510	68,202	1,051	60,785	1,575	69,741	2,221
Real Estate - Residential	20,992	217	28,850	332	21,353	637	32,377	828
Real Estate - Home Equity	4,050	19	3,474	71	4,056	54	3,453	133
Consumer	472	3	91	9	529	7	128	33
Total	$88,856	785	$108,724	1,532	$90,673	2,388	$110,829	3,396

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

The following table presents the risk category of loans by segment:

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
September 30, 2013
Special Mention	$9,642	$62,583	$74	$72,299
Substandard	4,057	121,772	1,448	127,277
Doubtful	—	914	—	914
Total Criticized Loans	$13,699	$185,269	$1,522	$200,490

(Dollars in Thousands)	Commercial, Financial, Agriculture	Real Estate	Consumer	Total
December 31, 2012
Special Mention	$4,380	$54,938	$142	$59,460
Substandard	10,863	177,277	1,624	189,764
Doubtful	158	1,515	—	1,673
Total Criticized Loans	$15,401	$233,730	$1,766	$250,897

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

The following table presents loans classified as TDRs:

	September 30, 2013		December 31, 2012
(Dollars in Thousands)	Accruing	Nonaccruing	Accruing	Nonaccruing
Commercial, Financial and Agricultural	$1,445	$145	$1,462	$508
Real Estate - Construction	158	—	161	—
Real Estate - Commercial Mortgage	32,088	7,738	29,870	8,425
Real Estate - Residential	14,814	672	13,824	936
Real Estate - Home Equity	1,774	93	1,587	—
Consumer	413	—	570	10
Total TDRs	$50,692	$8,648	$47,474	$9,879

Loans classified as TDRs are presented in the table below. The modifications made during the reporting period involved either an extension of the loan term or a principal moratorium and the financial impact of these modifications was not material.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013			2013
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	$—	4	$294	$337
Real Estate - Construction	—	—	—	—	—	—
Real Estate - Commercial Mortgage	3	4,264	4,250	12	9,385	9,403
Real Estate - Residential	6	581	642	16	1,757	1,856
Real Estate - Home Equity	2	85	85	8	429	427
Consumer	—	—	—	6	112	93
Total TDRs	11	$4,930	$4,977	46	$11,977	$12,116

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012			2012
(Dollars in Thousands)	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment	Number of Contracts	Pre-Modified Recorded Investment	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	1	$215	$215	5	$871	$875
Real Estate - Construction	2	162	162	6	969	976
Real Estate - Commercial Mortgage	18	5,255	5,360	45	13,799	14,104
Real Estate - Residential	34	2,950	2,860	54	5,445	5,418
Real Estate - Home Equity	16	611	610	16	611	610
Consumer	57	568	591	59	586	635
Total TDRs	128	$9,761	$9,798	185	$22,281	$22,618

Loans modified as TDRs within the previous 12 months that have subsequently defaulted during the three and nine months ended September 30, 2013 and 2012 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013		2013
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Commercial, Financial and Agricultural	—	$—	1	$83
Real Estate - Commercial Mortgage	1	304	2	366
Real Estate - Residential	5	445	7	728
Real Estate - Home Equity	1	50	1	50
Total TDRs	7	$799	11	$1,227

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012		2012
(Dollars in Thousands)	Number of Contracts	Post-Modified Recorded Investment	Number of Contracts	Post-Modified Recorded Investment
Real Estate - Commercial Mortgage	2	$282	4	$1,721
Real Estate - Residential	4	751	7	1,710
Total TDRs	6	$1,033	11	$3,431

NOTE 4 - INTANGIBLE ASSETS

The Company had net intangible assets of $84.9 million and $85.1 million at September 30, 2013 and December 31, 2012, respectively.  Intangible assets were as follows:

	September 30, 2013		December 31, 2012
(Dollars in Thousands)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Deposit Intangibles	$47,176	$47,176	$47,176	$47,157
Goodwill	84,811	—	84,811	—
Customer Relationship Intangible	1,867	1,787	1,867	1,644
Total Intangible Assets	$133,854	$48,963	$133,854	$48,801

Net Core Deposit Intangibles:  As of September 30, 2013, the Company’s core deposit intangibles were fully amortized. At December 31, 2012, the Company had net core deposit intangibles of $19,000.  Amortization expense for the first nine months of 2013 and 2012 was $19,000 and $300,000, respectively.

Goodwill:  As of September 30, 2013 and December 31, 2012, the Company had goodwill, net of accumulated amortization, of $84.8 million. Goodwill is tested for impairment on an annual basis, or more often if impairment indicators exist. A goodwill impairment test consists of two steps. Step One compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the estimated fair value, Step Two is performed by comparing the fair value of the reporting unit’s implied goodwill to the carrying value of goodwill. If the carrying value of the reporting unit’s goodwill exceeds the estimated fair value, an impairment charge is recorded equal to the excess.

As of September 30, 2013, the book value of the Company’s equity exceeded its market capitalization, and as such, the Company performed goodwill impairment testing. The Step One test indicated that the carrying amount (including goodwill) of the Company’s reporting unit exceeded its estimated fair value. The Step Two test indicated the estimated fair value of our reporting unit’s implied goodwill exceeded its carrying amount. Based on the results of the Step Two analysis, the Company concluded that goodwill was not impaired as of September 30, 2013. The Company will continue to evaluate goodwill for impairment as defined by ASC Topic 350.

Other:  As of September 30, 2013 and December 31, 2012, the Company had a customer relationship intangible asset, net of accumulated amortization, of $80,000 and $223,000, respectively.  This intangible asset was recorded as a result of the acquisition of trust customer relationships.  Amortization expense for the first nine months of 2013 and 2012 was approximately $143,000.  The Company’s customer relationship intangible asset will be fully amortized by February 2014.

NOTE 5 - DEPOSITS

The composition of the Company’s interest bearing deposits was as follows:

(Dollars in Thousands)	September 30, 2013	December 31, 2012
NOW Accounts	$668,240	$842,435
Money Market Accounts	283,338	267,766
Savings Deposits	211,174	184,541
Other Time Deposits	228,020	241,019
Total Interest Bearing Deposits	$1,390,772	$1,535,761

NOTE 6 - EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan covering substantially all full-time and eligible part-time associates and a Supplemental Executive Retirement Plan (“SERP”) covering its executive officers.

The components of the net periodic benefit costs for the Company’s qualified benefit pension plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Service Cost	$1,750	$1,599	$5,250	$4,797
Interest Cost	1,392	1,397	4,175	4,190
Expected Return on Plan Assets	(1,843)	(1,698)	(5,529)	(5,095)
Prior Service Cost Amortization	79	90	237	270
Net Loss Amortization	1,079	847	3,237	2,543
Net Periodic Cost	$2,457	$2,235	$7,370	$6,705

Discount Rate	4.25%	5.00%	4.25%	5.00%
Long-Term Rate of Return on Assets	8.00%	8.00%	8.00%	8.00%

The components of the net periodic benefit costs for the Company’s SERP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
Interest Cost	$34	$35	$103	$105
Prior Service Cost Amortization	47	47	140	142
Net Gain Amortization	(59)	(92)	(178)	(277)
Net Periodic Cost (Benefit)	$22	$(10)	$65	$(30)

Discount Rate	4.25%	5.00%	4.25%	5.00%

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

	September 30, 2013			December 31, 2012
(Dollars in Thousands)	Fixed	Variable	Total	Fixed	Variable	Total
Commitments to Extend Credit(1)	$34,891	$248,916	$283,807	$48,618	$245,087	$293,705
Standby Letters of Credit	11,307	—	11,307	11,249	—	11,249
Total	$46,198	$248,916	$295,114	$59,867	$245,087	$304,954

(1)	Commitments include unfunded loans, revolving lines of credit, and other unused commitments.

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

Indemnification Obligation. The Company is a member of the Visa U.S.A. network. Visa U.S.A has asserted that its member banks are required to indemnify it for potential future settlement of certain litigation (the “Covered Litigation”) that relates to several antitrust lawsuits challenging the practices of Visa and MasterCard International. In 2008, the Company, as a member of the Visa U.S.A. network, obtained Class B shares of Visa, Inc. upon its initial public offering. Since its initial public offering, Visa, Inc. has funded a litigation reserve for the Covered Litigation resulting in a reduction in the Class B shares held by the Company. During the first quarter of 2011, the Company sold its remaining Class B shares resulting in a $3.2 million pre-tax gain. Associated with this sale, the Company entered into a swap contract with the purchaser of the shares that requires a payment to the counterparty in the event that Visa, Inc. makes subsequent revisions to the conversion ratio for its Class B shares.

In July 2012, Visa and MasterCard International entered into a memorandum of understanding to enter into a settlement agreement to resolve the aforementioned Covered Litigation matter. Visa’s share of the claim is to be paid from the litigation reserve account. Subsequent to the memorandum of understanding, Visa increased the litigation reserve by $150 million and revised the conversion ratio for the Class B shares resulting in a $56,000 payment by the Company under the swap contract. The Company does not expect to make any additional payments to the counterparty other than certain fixed charges included in the liability, which are payable quarterly in the range of approximately $25,000 to $50,000 until the settlement is finalized. Conversion ratio payments and ongoing fixed quarterly charges are reflected in earnings in the period incurred.

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

A summary of fair values for assets and liabilities recorded at fair value consisted of the following:

(Dollars in Thousands)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2013
Securities Available for Sale:
U.S. Treasury	$79,440	$—	$—	$79,440
U.S. Government Agency	—	72,187	—	72,187
States and Political Subdivisions	—	107,293	—	107,293
Mortgage-Backed Securities	—	2,904	—	2,904
Federal Reserve and FHLB Stock	—	10,014	—	10,014

December 31, 2012
Securities Available for Sale:
U.S. Treasury	$97,249	$—	$—	$97,249
U.S. Government Agency	—	51,664	—	51,664
State and Political Subdivisions	—	79,879	—	79,879
Mortgage-Backed Securities	—	56,982	—	56,982
Federal Reserve and FHLB Stock	—	11,211	—	11,211

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

Impaired Loans. Impairment for collateral dependent loans is measured using the fair value of the collateral less selling costs. The fair value of collateral is determined by an independent valuation or professional appraisal in conformance with banking regulations. Collateral values are estimated using Level 3 inputs due to the volatility in the real estate market, and the judgment and estimation involved in the real estate appraisal process. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Valuation techniques are consistent with those techniques applied in prior periods. Impaired collateral dependent loans had a carrying value of $38.6 million with a valuation allowance of $3.9 million at September 30, 2013 and $63.1 million and $7.1 million, respectively, at December 31, 2012.

Loans Held for Sale. Loans held for sale were $13.8 million and $14.2 million as of September 30, 2013 and December 31, 2012, respectively. These loans are carried at the lower of cost or fair value and are adjusted to fair value on a non-recurring basis. Fair value is based on observable markets rates for comparable loan products, which is considered a Level 2 fair value measurement.

Other Real Estate Owned. During the first nine months of 2013, certain foreclosed assets, upon initial recognition, were measured and reported at fair value through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset less estimated cost to sell. The fair value of the foreclosed asset is determined by an independent valuation or professional appraisal in conformance with banking regulations. On an ongoing basis, we will obtain updated appraisals on foreclosed assets and realize valuation adjustments as necessary. The fair value of foreclosed assets is estimated using Level 3 inputs due to the volatility of the real estate market, and judgment and estimation involved in the real estate valuation process. Foreclosed assets measured at fair value upon initial recognition totaled $21.0 million during the nine months ended September 30, 2013. The Company disposed of $18.5 million in foreclosed assets, recognized subsequent write-downs totaling $2.8 million for properties that were re-valued, and realized miscellaneous adjustments totaling $0.1 million during the nine months ended September 30, 2013. The carrying value of foreclosed assets was $53.0 million at September 30, 2013 and $53.4 million at December 31, 2012.

Assets and Liabilities Disclosed at Fair Value

The Company is required to disclose the estimated fair value of financial instruments, both assets and liabilities, for which it is practical to estimate fair value and the following is a description of valuation methodologies used for those assets and liabilities.

Cash and Short-Term Investments. The carrying amount of cash and short-term investments is used to approximate fair value, given the short time frame to maturity and as such assets do not present unanticipated credit concerns.

Securities Held to Maturity. Securities held to maturity are valued in accordance with the methodology previously noted in this footnote under the caption “Assets and Liabilities Measured at Fair Value on a Recurring Basis – Securities Available for Sale”.

Loans. The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based upon projected cash flows and estimated discount rates that reflect the credit, interest rate, and liquidity risks inherent in each loan category. The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.

Deposits. The fair value of Noninterest Bearing Deposits, NOW Accounts, Money Market Accounts and Savings Accounts are the amounts payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using present value techniques and rates currently offered for deposits of similar remaining maturities.

Subordinated Notes Payable. The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar obligations.

Short-Term and Long-Term Borrowings. The fair value of each note is calculated using present value techniques, based upon projected cash flows and estimated discount rates as well as rates being offered for similar debt.

A summary of estimated fair values of significant financial instruments consisted of the following:

	September 30, 2013
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$51,136	$51,136	$—	$—
Short-Term Investments	358,869	358,869	—	—
Investment Securities Available for Sale	271,838	79,440	192,398
Investment Securities Held to Maturity	97,309	14,992	82,423	—
Loans Held for Sale	13,822	—	13,822	—
Loans, Net of Allowance for Loan Losses	1,392,832	—	—	1,291,155

LIABILITIES:
Deposits	$2,016,886	$—	$2,017,412	$—
Short-Term Borrowings	51,918	—	51,465	—
Subordinated Notes Payable	62,887	—	62,891	—
Long-Term Borrowings	40,244	—	41,937	—

	December 31, 2012
(Dollars in Thousands)	Carrying Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
ASSETS:
Cash	$66,238	$66,238	$—	$—
Short-Term Investments	443,494	443,494	—	—
Investment Securities Available for Sale	296,985	97,249	199,736	—
Loans Held for Sale	14,189	—	14,189	—
Loans, Net of Allowance for Loan Losses	1,477,946	—	—	1,370,056

LIABILITIES:
Deposits	$2,144,996	$—	$2,145,547	$—
Short-Term Borrowings	47,435	—	46,503	—
Subordinated Notes Payable	62,887	—	62,896	—
Long-Term Borrowings	46,859	—	50,003	—

All non-financial instruments are excluded from the above table.  The disclosures also do not include certain intangible assets such as client relationships, deposit base intangibles and goodwill.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

The following is a summary of the activity within other comprehensive income and the amounts allocated to accumulated other comprehensive income at the end of each reporting period. The reclassification adjustment related to other than temporary impairment on securities available for sale was included in other expense in the accompanying consolidated statements of operations.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in Thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment Securities:
Change in net unrealized gain (loss)	$459	$169	$290	$(1,149)	$(449)	$(700)
Unrealized losses on securities transferred from available for sale to held to maturity	(516)	(200)	(316)	(516)	(200)	(316)
Amortization of unrealized losses on securities transferred from available for sale to held to maturity	(7)	(2)	(5)	(7)	(2)	(5)
Reclassification adjustment for impairment loss realized in net income	210	162	48	410	158	252
Total other comprehensive income (loss)	$146	$(129)	$17	$(1,262)	$(493)	$(769)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(Dollars in Thousands)	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
Investment Securities:
Change in net unrealized gain	$(24)	$(10)	$(14)	$(754)	$(286)	$(468)
Total other comprehensive loss	$(24)	$(10)	$(14)	$(754)	$(286)	$(468)

Amounts allocated to accumulated other comprehensive loss, net of tax, were as follows:

(Dollars in Thousands)	Securities Available for Sale	Retirement Plans	Accumulated Other Comprehensive Loss, Net of Taxes
Balance, January 1, 2013	$573	$(30,132)	$(29,559)
Other comprehensive loss before reclassifications	(1,021)	—	(1,021)
Amount reclassified from accumulated other comprehensive loss	252	—	252
Net other comprehensive loss during the period	(769)	—	(769)
Balance, September 30, 2013	$(196)	$(30,132)	$(30,328)

Balance, January 1, 2012	$1,064	$(24,593)	$(23,529)
Other comprehensive loss	(468)	—	(468)
Net other comprehensive loss during the period	(468)	—	(468)
Balance, September 30, 2012	$596	$(24,593)	$(23,997)

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013			2012				2011
(Dollars in Thousands, Except Per Share Data)	Third	Second	First	Fourth	Third	Second	First	Fourth
Summary of Operations:
Interest Income	$20,250	$20,698	$21,128	$21,787	$22,326	$22,437	$23,130	$23,912
Interest Expense	1,050	1,103	1,183	1,232	1,295	1,372	1,469	1,515
Net Interest Income	19,200	19,595	19,945	20,555	21,031	21,065	21,661	22,397
Provision for Loan Losses	555	1,450	1,070	2,766	2,864	5,743	4,793	7,600
Net Interest Income After Provision for Loan Losses	18,645	18,145	18,875	17,789	18,167	15,322	16,868	14,797
Noninterest Income	14,306	13,849	13,588	14,118	13,575	13,906	13,586	13,873
Noninterest Expense	30,433	30,582	31,200	29,468	30,201	32,293	32,597	31,103
Income (Loss) Before Income Taxes	2,518	1,412	1,263	2,439	1,541	(3,065)	(2,143)	(2,433)
Income Tax Expense (Benefit)	927	569	424	564	420	(1,339)	(981)	(1,898)
Net Income (Loss)	$1,591	$843	$839	$1,875	$1,121	$(1,726)	$(1,162)	$(535)
Net Interest Income (FTE)	$19,355	$19,744	$20,079	$20,697	$21,179	$21,219	$21,833	$22,560

Per Common Share:
Net Income (Loss) Basic	$0.09	$0.05	$0.05	$0.11	$0.07	$(0.10)	$(0.07)	$(0.03)
Net Income (Loss) Diluted	0.09	0.05	0.05	0.11	0.07	(0.10)	(0.07)	(0.03)
Dividends Declared	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Diluted Book Value	14.44	14.36	14.35	14.31	14.54	14.48	14.60	14.68
Market Price:
High	13.08	12.64	12.54	11.91	10.96	8.73	9.91	11.11
Low	11.06	10.12	10.95	9.04	7.00	6.35	7.32	9.43
Close	11.78	11.53	12.35	11.37	10.64	7.37	7.45	9.55

Selected Average Balances:
Loans, Net	$1,436,039	$1,456,904	$1,496,432	$1,518,280	$1,541,262	$1,570,827	$1,596,480	$1,646,715
Earning Assets	2,201,390	2,206,694	2,240,889	2,178,946	2,209,166	2,262,847	2,268,307	2,146,463
Total Assets	2,558,395	2,564,528	2,598,680	2,534,011	2,566,239	2,624,417	2,636,907	2,509,915
Deposits	2,059,498	2,067,647	2,102,967	2,051,099	2,075,482	2,135,653	2,161,388	2,032,975
Shareowners’ Equity	251,617	250,485	249,557	253,017	251,746	252,644	254,447	264,276
Common Equivalent Average Shares:
Basic	17,336	17,319	17,302	17,229	17,215	17,192	17,181	17,160
Diluted	17,396	17,355	17,309	17,256	17,228	17,192	17,181	17,161

Performance Ratios:
Return on Average Assets	0.25%	0.13%	0.13%	0.29%	0.17%	(0.26)%	(0.18)%	(0.08)%
Return on Average Equity	2.51	1.35	1.36	2.95	1.77	(2.75)	(1.84)	(0.80)
Net Interest Margin (FTE)	3.49	3.59	3.64	3.78	3.82	3.77	3.87	4.17
Noninterest Income as % of Operating
Revenue	42.82	41.68	40.62	40.81	39.31	39.88	38.64	38.34
Efficiency Ratio	90.42	91.07	92.67	84.68	86.89	91.18	92.04	85.37

Asset Quality:
Allowance for Loan Losses	$25,010	$27,294	$27,803	$29,167	$30,222	$29,929	$31,217	$31,035
Allowance for Loan Losses to Loans	1.75%	1.89%	1.90%	1.93%	1.97%	1.93%	1.98%	1.91%
Nonperforming Assets (“NPAs”)	94,700	96,653	103,869	117,648	127,247	132,829	136,826	137,623
NPAs to Total Assets	3.77	3.77	3.99	4.47	5.10	5.02	5.14	5.21
NPAs to Loans + OREO	6.38	6.44	6.81	7.47	8.02	8.23	8.36	8.14
Allowance to Non-Performing Loans	60.00	65.66	61.17	45.42	40.80	40.03	39.65	41.37
Net Charge-Offs to Average Loans	0.78	0.54	0.66	1.00	0.66	1.80	1.16	1.50

Capital Ratios:
Tier 1 Capital Ratio	15.60%	15.36%	14.95%	14.35%	14.43%	14.17%	14.17%	13.96%
Total Capital Ratio	16.97	16.73	16.32	15.72	15.80	15.54	15.54	15.32
Tangible Capital Ratio	6.84	6.64	6.49	6.35	6.86	6.40	6.42	6.51
Leverage Ratio	10.16	10.07	9.81	9.90	9.83	9.60	9.71	10.26

FINANCIAL OVERVIEW

A summary overview of our financial performance is provided below.

Results of Operations

  Net income of $1.6 million, or $0.09 per diluted share, for the third quarter of 2013 compared to net income of $0.8 million, or $0.05 per diluted share, in the second quarter of 2013, and net income of $1.1 million, or $0.07 per diluted share for the third quarter of 2012. For the nine month period ended September 30, 2013, we realized net income of $3.3 million, or $0.19 per diluted share, compared to a net loss of $1.8 million, or $0.10 per diluted share, for the comparable period of 2012.
  Total credit costs (loan loss provision plus other real estate owned (“OREO”) costs) were $2.7 million, $3.9 million, and $5.5 million for the quarters ended September 30, 2013, June 30, 2013, and September 30, 2012, respectively. Total credit costs for the nine month period of 2013 were $10.5 million compared to $22.9 million for the same period of 2012. The decreases reflect continued improvement in credit quality trends and reduced OREO costs.
  Tax equivalent net interest income for the third quarter of 2013 was $19.4 million compared to $19.7 million for the second quarter of 2013 and $21.2 million for the third quarter of 2012. For the nine month period, tax equivalent net interest income totaled $59.2 million compared to $64.3 million in 2012. The reduction from all prior periods was due to a reduction in loan income primarily attributable to declining loan balances and the impact of the extended low interest rate environment which has depressed our loan and investment yields.
  Noninterest income for the third quarter of 2013 totaled $14.3 million, an increase of $0.5 million, or 3.3%, over the second quarter of 2013 and $0.7 million, or 5.4%, over the third quarter of 2012. The increase over the second quarter of 2013 was driven by higher deposit fees of $0.3 million and wealth management fees of $0.2 million. The increase over the third quarter of 2012 was driven by higher wealth management fees. For the nine month period, noninterest income totaled $41.7 million, a $0.7 million increase over the same period in 2012 primarily due to higher wealth management fees of $0.6 million and mortgage banking fees of $0.2 million.
  Noninterest expense for the third quarter of 2013 totaled $30.4 million, a decrease of $0.1 million, or 0.5%, from the second quarter of 2013 attributable to lower compensation expense of $0.5 million, partially offset by higher occupancy expense of $0.3 million and other expense of $0.1 million. Compared to the third quarter of 2012, noninterest expense increased by $0.2 million, or 0.8%, attributable to higher compensation expense of $0.6 million that was partially offset by lower occupancy expense of $0.2 million and other expense of $0.2 million. For the nine month period, noninterest expense totaled $92.2 million, a decrease of $2.9 million, or 3.0%, from the same period of 2012 attributable to lower occupancy expense of $0.6 million and other expense of $3.3 million, partially offset by higher compensation expense of $1.1 million.

Financial Condition

  Average earning assets were $2.201 billion for the third quarter of 2013, a decrease of $5.3 million, or 0.2%, from the second quarter of 2013 and an increase of $22.4 million, or 1.0%, over the fourth quarter of 2012.  The change in earning assets from the second quarter of 2013 reflected a decline in the overnight funds position primarily as a result of a lower level of deposits. The increase compared to the fourth quarter of 2012 primarily reflected an expected seasonal increase in public fund deposits.
  Nonperforming assets totaled $94.7 million at September 30, 2013, a decrease of $2.0 million from June 30, 2013 driven by a decline in our OREO balance as nonaccrual loans remained flat. Nonperforming assets have declined by $22.9 million from December 31, 2012, due to a faster pace of nonaccrual loan resolutions and continued progress in disposing of OREO properties. Nonperforming assets represented 3.77% of total assets at September 30, 2013 compared to 3.77% at June 30, 2013 and 4.47% at December 31, 2012.
  As of September 30, 2013, we were well-capitalized with a risk based capital ratio of 16.97% and a tangible common equity ratio of 6.84% compared to 16.73% and 6.64%, respectively, at June 30, 2013 and 15.72% and 6.35%, respectively, at December 31, 2012.

RESULTS OF OPERATIONS

Net Income

For the third quarter of 2013, we realized net income of $1.6 million, or $0.09 per diluted share, compared to net income of $0.8 million, or $0.05 per diluted share, for the second quarter of 2013, and a net income of $1.1 million, or $0.07 per diluted share, for the third quarter of 2012. For the nine month period ended September 30, 2013, we realized net income of $3.3 million, or $0.19 per diluted share, compared to a net loss of $1.8 million, or $0.10 per diluted share, for the same period in 2012.

Compared to the second quarter of 2013, performance reflected a lower loan loss provision of $0.9 million, an increase in noninterest income of $0.5 million and a decrease in noninterest expense of $0.1 million, partially offset by lower net interest income of $0.4 million and higher income taxes of $0.3 million.

Compared to the third quarter of 2012, the increase in earnings was primarily due to a lower loan loss provision of $2.3 million and higher noninterest income of $0.7 million, partially offset by lower net interest income of $1.8 million, an increase in noninterest expense of $0.2 million and higher income taxes of $0.5 million.

The increase in earnings for the nine month period is attributable to a lower loan loss provision of $10.3 million, an increase in noninterest income of $0.7 million and a decrease in noninterest expense of $2.9 million, partially offset by a reduction in net interest income of $5.0 million and higher income taxes of $3.8 million.

A condensed earnings summary of each major component of our financial performance is provided below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2013	June 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Interest Income	$20,250	$20,698	$22,326	$62,076	$67,893
Taxable Equivalent Adjustments	155	149	148	438	474
Total Interest Income (FTE)	20,405	20,847	22,474	62,514	68,367
Interest Expense	1,050	1,103	1,295	3,336	4,136
Net Interest Income (FTE)	19,355	19,744	21,179	59,178	64,231
Provision for Loan Losses	555	1,450	2,864	3,075	13,400
Taxable Equivalent Adjustments	155	149	148	438	474
Net Interest Income After provision for Loan Losses	18,645	18,145	18,167	55,665	50,357
Noninterest Income	14,306	13,849	13,575	41,743	41,067
Noninterest Expense	30,433	30,582	30,201	92,215	95,091
Income (Loss) Before Income Taxes	2,518	1,412	1,541	5,193	(3,667)
Income Tax Expense (Benefit)	927	569	420	1,920	(1,900)
Net Income (Loss)	$1,591	$843	$1,121	$3,273	$(1,767)

Basic Net Income (Loss) Per Share	$0.09	$0.05	$0.07	$0.19	$(0.10)
Diluted Net Income (Loss) Per Share	$0.09	$0.05	$0.07	$0.19	$(0.10)

Net Interest Income

Net interest income represents our single largest source of earnings and is equal to interest income and fees generated by earning assets less interest expense paid on interest bearing liabilities.  This information is provided on a “taxable equivalent” basis to reflect the tax-exempt status of income earned on certain loans and investments, the majority of which are state and local government debt obligations. We provide an analysis of our net interest income including average yields and rates in Table I on page 44.

Tax equivalent net interest income for the third quarter of 2013 was $19.4 million compared to $19.7 million for the second quarter of 2013 and $21.2 million for the third quarter of 2012. For the first nine months of 2013, tax equivalent net interest income totaled $59.2 million compared to $64.2 million for the same period of 2012.

The declines of $0.4 million and $1.8 million in tax equivalent net interest income from the second quarter of 2013 and third quarter of 2012, respectively, were due to a reduction in loan income primarily attributable to declining loan balances and continued unfavorable asset repricing, partially offset by a reduction in interest expense and a lower level of foregone interest on loans.  The lower interest expense is attributable to favorable repricing on FHLB advances and certificates of deposit, which reflected both lower balances and favorable repricing.

Tax equivalent interest income for the third quarter of 2013 was $20.4 million compared to $20.8 million for the second quarter of 2013 and $22.5 million for the third quarter of 2012. The decrease when compared to both periods was specifically attributable to the shift in earning asset mix and lower yields. The declining loan portfolio has resulted in the higher yielding earning assets being replaced with lower yielding federal funds or investment securities. Additionally, low yields on new loan and investment production and loan portfolio repricing continue to unfavorably affect net interest income.

Interest expense for the third quarter of 2013 was $1.0 million compared to $1.1 million for the second quarter of 2013 and $1.3 million for the third quarter in 2012.  The lower cost of funds when compared to both periods was a result of continued rate reductions on all deposit products except money markets and savings accounts and the FHLB advance favorable repricing.  The rate reductions on deposits reflected our response to a historically low interest rate environment and desire to continue our focus on core banking relationships.

The net interest margin for the third quarter of 2013 was 3.49%, a decrease of ten basis points from the second quarter of 2013 and a decline of 33 basis points from the third quarter of 2012.  Year-to-date net interest margin of 3.57% declined 24 basis points from the comparable period in 2012. The decrease in the margin for all comparable periods was attributable to the shift in our earning asset mix and unfavorable asset repricing, partially offset by a lower average cost of funds.

Pressure on net interest income continues primarily as a result of the declining loan portfolio and the low rate environment.  Loans have declined by approximately $102 million since the third quarter of 2012. The low rate environment, although favorable to the repricing of deposits, continues to negatively impact our loan and investment portfolios. Increased lending competition in all markets has also unfavorably impacted the pricing for loans. We believe that lowering our cost of funds, to the extent we can, and continuing to shift the mix of our deposits will help to partially mitigate the unfavorable impact of weak loan demand and repricing, although the impact is expected to be minimal.  Given the unfavorable asset repricing and low rate environment, we anticipate continued pressure on the net interest margin for at least the remainder of 2013 and into 2014.

Our current strategy, as well as our historic strategy, is to not accept greater interest rate risk by reaching further out on the curve for yield, particularly given the fact that short-term rates are at historical lows. We continue to maintain short duration portfolios on both sides of the balance sheet and believe we are well positioned to respond to changing market conditions. Although this strategy has unfavorably impacted our net interest margin in the current environment, historically this strategy has consistently resulted in our net interest margins significantly exceeding those in our peer group comparisons.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2013 was $0.6 million compared to $1.4 million in the second quarter of 2013 and $2.9 million for the third quarter of 2012. For the nine month period ended September 30, 2013, the loan loss provision totaled $3.1 million compared to $13.4 million for the same period in 2012. The decrease compared to the second quarter of 2013 reflected continued improvement in key credit metrics, including our level of classified loans which declined noticeably during the quarter. The reduction in the provision from both of the prior periods was primarily due to a significant decline in loan losses, a reduced level of problem loan inflow, and overall improvement in key credit metric trends. Net charge-offs for the third quarter of 2013 totaled $2.8 million, or 0.78% (annualized), of average loans compared to $2.0 million, or 0.54%, for the second quarter of 2013 and $2.6 million, or 0.66%, in the third quarter of 2012. For the first nine months of 2013, net charge-offs totaled $7.2 million, or 0.66% (annualized), of average loans compared to $14.2 million, or 1.21%, for the same period of 2012. Lower charge-offs in our residential real estate and commercial real estate portfolios drove the decrease in loan losses comparing 2013 to 2012. As compared to 2013, charge-off experience in 2012 reflects the resolution of higher loss exposure construction and land loans. At September 30, 2013, the allowance for loan losses of $25.0 million was 1.75% of outstanding loans (net of overdrafts) and provided coverage of 60% of nonperforming loans compared to 1.89% and 66%, respectively, at June 30, 2013, and 1.93% and 45%, respectively, at December 31, 2012.

Charge-off activity for the respective periods is set forth below:

	Three Months Ended			Nine Months Ended
(Dollars in Thousands, except per share data)	Sept 30, 2013	June 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
CHARGE-OFFS
Commercial, Financial and Agricultural	$138	$119	$331	$411	$657
Real Estate - Construction	278	110	127	998	402
Real Estate - Commercial Mortgage	882	1,050	512	2,975	5,562
Real Estate - Residential	1,178	1,053	981	2,914	6,843
Real Estate - Home Equity	362	322	834	797	2,152
Consumer	674	351	355	1,321	1,635
Total Charge-offs	3,512	3,005	3,140	9,416	17,251

RECOVERIES
Commercial, Financial and Agricultural	87	38	53	176	203
Real Estate - Construction	1	—	9	1	36
Real Estate - Commercial Mortgage	167	144	34	349	214
Real Estate - Residential	167	396	76	659	1,208
Real Estate - Home Equity	13	224	15	255	149
Consumer	238	244	382	744	1,228
Total Recoveries	673	1,046	569	2,184	3,038

Net Charge-offs	$2,839	$1,959	$2,571	$7,232	$14,213

Net Charge-offs (Annualized) as a	0.78%	0.54%	0.66%	0.66%	1.21%
percent of Average
Loans Outstanding, Net of
Unearned Income

Noninterest Income

Noninterest income for the third quarter of 2013 totaled $14.3 million, an increase of $0.5 million, or 3.3%, over the second quarter of 2013 and $0.7 million, or 5.4%, over the third quarter of 2012. The increase over the second quarter of 2013 was driven by higher deposit fees of $0.3 million and wealth management fees of $0.2 million. Compared to the third quarter of 2012, the increase was due to higher wealth management fees driven by an increase in retail brokerage fees. For the nine month period ended September 30, 2013, noninterest income totaled $41.7 million, a $0.7 million increase over the same period in 2012 due to higher wealth management fees of $0.6 million and mortgage banking fees of $0.2 million.

Noninterest income represented 42.8% of operating revenues (net interest income plus noninterest income) in the third quarter of 2013 compared to 41.7% in the second quarter of 2013 and 39.3% in the third quarter of 2012. For the nine month period ended September 30, 2013, noninterest income represented 41.7% of operating revenues compared to 39.3% for the same period of 2012. The increase in this metric compared to both corresponding periods in 2012 reflected a reduction in net interest income.

The table below reflects the major components of noninterest income.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2013	June 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Deposit Fees	$6,474	$6,217	$6,406	$18,856	$19,028
Bank Card Fees	2,715	2,754	2,616	8,130	8,171
Wealth Management Fees	2,130	1,901	1,686	5,946	5,363
Mortgage Banking Fees	869	968	978	2,880	2,690
Data Processing Fees	662	670	687	1,985	2,042
Other	1,456	1,339	1,202	3,946	3,773

Total Noninterest Income	$14,306	$13,849	$13,575	$41,743	$41,067

Significant components of noninterest income are discussed in more detail below.

Deposit Fees. Deposit fees for the third quarter of 2013 totaled $6.5 million, an increase of $257,000, or 4.1%, over the second quarter of 2013 and $68,000, or 1.1%, from the third quarter of 2012. For the nine month period, deposit fees totaled $18.9 million, a decrease of $172,000, or 0.9%, from the comparable period in 2012. The increase over the second quarter of 2013 was attributable to a higher level of overdraft fees and the increase over the third quarter of 2012 reflected a lower level of charged-off checking accounts. Compared to the nine month period of 2012, the decrease reflected a reduction in overdraft fees and a higher level of charged-off checking accounts, partially offset by higher checking account maintenance fees and commercial account analysis fees.

Bank Card Fees. Bank card fees totaled $2.7 million for the third quarter of 2013, a decrease of $39,000, or 1.4%, from the second quarter of 2013 and an increase of $99,000, or 3.8%, over the third quarter of 2012. For the nine month period, bank card fees totaled $8.1 million, which represented a decrease of $41,000, or 0.5%, from the same period of 2012. The slight decrease from second quarter of 2013 reflected lower card spending. Compared to the third quarter of 2012, higher card spending drove the increase. For the nine month period, the slight decrease reflects a change in transaction mix yielding a lower interchange rate.

Wealth Management Fees. Wealth management fees include both trust fees (i.e., managed accounts, trusts/estates, and retirement plans) and retail brokerage fees (i.e., investment and insurance products) and totaled $2.1 million for the third quarter of 2013, an increase of $229,000, or 12.0%, over the second quarter of 2013 and $444,000, or 26.3%, over the third quarter of 2012. For the nine month period, wealth management fees totaled $5.9 million, an increase of $583,000, or 10.9%, over the same period of 2012. The increase over the second quarter of 2013 reflects higher retail brokerage fees of $181,000 and trust fees of $48,000. Compared to the third quarter of 2012, the increase reflected higher retail brokerage fees of $488,000 partially offset by lower trust fees of $89,000. For the nine month period, the increase reflected higher retail brokerage fees of $741,000 partially offset by lower trust fees of $158,000. The higher level of retail brokerage fees for all periods was driven by higher trading activity by our clients and new accounts opened. The slight increase in trust fees over the second quarter of 2013 reflected new accounts opened during the quarter. For the comparable periods of 2012, the reduction in trust fees was driven by a decline in assets under management, primarily due to account distributions. At September 30, 2013, total assets under management were approximately $1.122 billion compared to $1.124 billion at December 31, 2012 and $1.118 billion at September 30, 2012.

Mortgage Banking Fees. Mortgage banking fees totaled $0.9 million for the third quarter of 2013, a decrease of $99,000, or 10.2%, from the second quarter of 2013 and $109,000, or 11.1%, from the third quarter of 2012. For the nine month period, fees totaled $2.9 million, an increase of $190,000, or 7.1%, over the same period of 2012. A lower level of loans funded in the third quarter of 2013 drove the decrease in fees from both the second quarter of 2013 and third quarter of 2012 and reflects a slowdown in refinance activity. The increase for the nine month period was attributable to a higher margin realized for sold loans. The mix of refinance and home purchase new loan production for the first nine months of 2013 was 34% and 66%, respectively, compared to 37% and 63%, respectively, for the same period of 2012.

Other. Other income totaled $1.5 million for the third quarter of 2013, an increase of $117,000, or 8.7%, over the second quarter of 2013 and $254,000, or 21.1%, over the third quarter of 2012. The increases over the second quarter of 2013 and third quarter of 2012 were primarily attributable to a higher level of gains from the sale of OREO properties. For the nine month period, other income totaled $3.9 million, an increase of $173,000, or 4.6%, over the same period of 2012 driven by higher bonus income received from our debit card processor reflecting the early 2013 renegotiation of our processing agreement.

Noninterest Expense

Noninterest expense for the third quarter of 2013 totaled $30.4 million, a decrease of $0.1 million, or 0.5%, from the second quarter of 2013 attributable to lower compensation expense of $0.5 million partially offset by higher occupancy expense of $0.3 million and other expense of $0.1 million. Compared to the third quarter of 2012, noninterest expense increased by $0.2 million, or 0.8%, attributable to higher compensation expense of $0.6 million partially offset by lower occupancy expense of $0.2 million and other expense of $0.2 million. For the nine month period ended September 30, 2013, noninterest expense totaled $92.2 million, a decrease of $2.9 million, or 3.0%, from the same period of 2012 attributable to lower occupancy expense of $0.6 million and other expense of $3.3 million partially offset by higher compensation expense of $1.1 million.

The table below reflects the major components of noninterest expense.

	Three Months Ended			Nine Months Ended
(Dollars in Thousands)	Sept 30, 2013	June 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Salaries	$12,139	$11,999	$12,102	$36,483	$37,139
Associate Benefits	4,020	4,648	3,408	13,061	11,331
Total Compensation	16,158	16,647	15,510	49,544	48,470

Premises	2,298	2,149	2,345	6,712	6,935
Furniture and Equipment	2,105	2,012	2,245	6,270	6,691
Total Occupancy	4,403	4,161	4,590	12,982	13,626

Legal Fees	877	918	1,090	2,796	3,286
Professional Fees	1,146	1,046	1,070	3,329	3,574
Processing Services	1,465	1,307	951	3,898	2,930
Advertising	497	493	420	1,312	1,424
Travel and Entertainment	249	212	220	655	625
Printing and Supplies	255	257	355	762	926
Telephone	466	466	472	1,423	1,407
Postage	355	326	356	995	1,245
Insurance – Other	1,027	1,040	1,022	3,107	3,072
Intangible Amortization	46	48	108	162	323
Other Real Estate	2,148	2,408	2,603	7,440	9,528
Miscellaneous	1,341	1,253	1,434	3,810	4,655
Total Other	9,872	9,774	10,101	29,689	32,995

Total Noninterest Expense	$30,433	$30,582	$30,201	$92,215	$95,091

Significant components of noninterest expense are discussed in more detail below.

Compensation. Compensation expense totaled $16.2 million for the third quarter of 2013, a decrease of $489,000, or 2.9%, from the second quarter of 2013 and an increase of $648,000, or 4.2%, over the third quarter of 2012. The decrease compared to the second quarter of 2013 reflects lower associate benefit expense of $628,000 partially offset by higher salary expense of $140,000. The decrease in the associate benefit expense category was primarily due to lower pension plan expense and the increase in salary expense category reflected an increase in associate base salaries. The reduction in pension plan expense reflected a lower required 2013 expense upon finalization of actuarial work during the third quarter. Associate base salaries increased due to annual merit raises that were effective late in the second quarter of 2013. Compared to the third quarter of 2012, the increase was driven by a $612,000 increase in associate benefit expense reflective of higher expense for our pension plan. For the nine month period, compensation expense totaled $49.5 million, a $1.1 million, or 2.2%, increase over the same period of 2012 attributable to a $1.7 million increase in associate benefit expense partially offset by a $656,000 decline in salary expense. The increase in associate benefit expense was due to higher pension plan expense of $0.8 million, stock compensation expense of $0.8 million, and associate insurance expense of $0.2 million. Utilization of a lower discount rate for the determination of our pension plan liability drove the increase in pension plan expense while an improved level of financial performance drove the increase in stock compensation expense. The increase in associate insurance expense generally reflected higher health care costs, which overall we continue to control very well. The reduction in salary expense reflected lower headcount primarily due to efficiency gains in our retail banking delivery channel and operational support areas.

Occupancy. Occupancy expense (including premises and furniture/equipment) totaled $4.4 million for the third quarter of 2013, an increase of $242,000, or 5.8%, over the second quarter of 2013 and a decrease of $187,000, or 4.1%, from the third quarter of 2012. For the nine month period, occupancy expense totaled $13.0 million, a $644,000, or 4.7%, decrease from the same period in 2012. Higher building maintenance and utility costs drove the increase over the second quarter of 2013. Compared to the prior year periods, reductions were realized in most of the premises and furniture/equipment expense categories and were generally driven by stronger cost controls and other cost reduction initiatives.

Other. Other noninterest expense totaled $9.9 million for the third quarter of 2013 compared to $9.8 million for the second quarter of 2013 and $10.1 million for the third quarter of 2012. The $98,000, or 1.0%, increase in other expense over the second quarter of 2013 was primarily due to higher processing fees of $158,000, professional fees of $100,000, and miscellaneous expense of $88,000, partially offset by lower OREO expense of $260,000. The increase in processing fees reflected the costs of outsourcing our items processing system and was offset by lower salary costs. Professional fees increased primarily due to the payment to a consultant for a profit enhancement initiative. A higher level of debit card losses during the quarter drove the increase in miscellaneous expense. A lower level of property valuation adjustments drove the reduction in OREO expense.

Compared to the third quarter of 2012, the $229,000, or 2.3%, decline in other expense was primarily due to lower OREO expense of $455,000, legal fees of $213,000, and printing/supplies expense of $100,000, partially offset by higher processing fees of $514,000. The decline in OREO expense was due to a lower level of property valuation adjustments as well as losses from the sale of properties. Legal fees decreased due to a lower level of support needed for loan collection/resolution activities. Improved cost controls drove the reduction in printing/supplies expense. The increase in processing fees reflected the costs of outsourcing our items processing system in early 2013 and was substantially offset by expense reductions realized in compensation and equipment depreciation.

For the nine month period, other noninterest expense totaled $29.7 million, a decrease of $3.3 million, or 10.0%, from the same period of 2012 reflective of lower OREO expense of $2.1 million, legal fees of $490,000, professional fees of $245,000, postage costs of $250,000, and printing/supplies expense of $164,000. A lower level of losses from the sale of OREO properties and to a lesser extent a reduction in property carrying costs drove the decline in OREO expense. The decrease in professional fees reflected lower consulting costs as well as audit costs. Postage savings generated from the outsourcing of our client statement processing function as well as overall better control of overnight delivery drove the favorable variance in postage expense. Improved cost controls drove the reduction in printing/supplies expense.

Our operating efficiency ratio (expressed as noninterest expense as a percent of the sum of taxable-equivalent net interest income plus noninterest income) was 90.42% for the third quarter of 2013 compared to 91.07% for the second quarter of 2013 and 86.89% for the third quarter of 2012. For the nine month period, this ratio was 91.39% compared to 90.06% for the comparable period of 2012. The increase in this ratio for the nine-month period reflected a declining level of net interest income contribution to operating revenues that was substantially offset by lower noninterest expense. Reduction in costs related to the management and resolution of nonperforming assets has contributed to the reduction in noninterest expense. We have also made substantial progress over the past two years toward implementing initiatives to reduce core noninterest expense by optimizing our operations, reducing headcount, renegotiating vendor arrangements, and better managing discretionary expenses.

Income Taxes

We realized income tax expense of $927,000 in the third quarter of 2013 compared to income tax expense of $569,000 for the second quarter of 2013 and income tax expense $420,000 for the third quarter of 2012. For the nine month period, we realized income tax expense of $1.9 million compared to an income tax benefit of $1.9 million for the same period in 2012. A higher level of book taxable income drove the increase in income tax expense compared to all prior periods. During the second quarter of 2013, income tax expense was unfavorably impacted due to the recognition of a $95,000 valuation reserve related to an unused state tax credit.

FINANCIAL CONDITION

Average assets totaled approximately $2.558 billion for the third quarter of 2013, a decrease of $6.1 million, or 0.2%, from the second quarter of 2013, and an increase of $24.4 million, or 1.0%, from the fourth quarter of 2012. Average earning assets were $2.201 billion for the third quarter of 2013, a decrease of $5.3 million, or 0.2%, from the second quarter of 2013, and an increase of $22.4 million, or 1.0%, over the fourth quarter of 2012. The change in earning assets from the prior quarter is due to a decline in the overnight funds position reflecting a lower level of public fund deposits. The increase compared to the fourth quarter of 2012 primarily reflected the higher level of deposits resulting from an increase in noninterest bearing demand, money market, and savings accounts.

Investment Securities

In the third quarter of 2013, our average investment portfolio increased $22.5 million, or 6.8%, from the second quarter of 2013 and increased $58.6 million, or 19.9%, from the fourth quarter of 2012. As a percentage of average earning assets, the investment portfolio represented 16.0% in the third quarter of 2013, compared to 15.0% in the prior quarter and 13.5% in the fourth quarter of 2012. The increase in the average balance of the investment portfolio compared to the second quarter of 2013 was primarily attributable to increases in all product types, with the exception of mortgage-backed securities. Increases compared to the fourth quarter of 2012 resulted from higher balances of SBA securities, municipal bonds, and US Government agency securities, partially offset by declines in U.S. Treasuries and mortgage-backed securities. When appropriate, we will continue to look to deploy a portion of the overnight funds position in the investment portfolio during the remainder of 2013.

The investment portfolio is a significant component of our operations and, as such, it functions as a key element of liquidity and asset/liability management. Two types of classifications are approved for investment securities which are available for sale and held to maturity. During the third quarter, the collateralized mortgage obligation portfolio totaling $63.0 million was transferred to the held to maturity classification. Additionally, securities purchased during the third quarter were classified under both the available for sale and held to maturity designations. As of September 30, 2013, $261.8 million, or 72.9% of the investment portfolio was classified as available for sale, with the remaining $97.4 million classified as held to maturity.

At September 30, 2013, the available for sale investment portfolio had a net pre-tax unrealized gain of $0.2 million compared to an unrealized loss of $0.5 million at June 30, 2013 and an unrealized gain of $0.9 million at December 31, 2012. The increase in the unrealized gain compared to the prior quarter reflects a favorable pricing shift in the U.S. Treasury yield curve, in conjunction with the transfer of the CMO securities from available for sale to held to maturity. The decrease in unrealized gain as compared to December 31, 2012 is attributable to an unfavorable pricing shift in the U.S. Treasury curve.

At September 30, 2013, there were 112 positions (combined available for sale and held to maturity) with gross pre-tax unrealized losses totaling approximately $0.4 million. Of the 112 positions, 63 were Ginnie Mae mortgage-backed securities (GNMA), US Treasuries, or SBA securities, all of which carry the full faith and credit guarantee of the U.S. Government. SBA securities float monthly or quarterly with the prime rate and are uncapped. Three of these SBA positions have been in an unrealized loss positions for longer than 12 months and have an unrealized loss of $17,000. The remaining 49 positions were municipal bonds that are pre-refunded, or rated “AA-“or better, with one position being a Federal Farm Credit agency bond. Nine of these positions are municipal bonds which have been in an unrealized loss position for longer than 12 months, and have an unrealized loss of $1,000. All positions with unrealized losses are not considered impaired, and are expected to mature at par or better. The aforementioned figures do not include an unrealized loss on a preferred stock investment that is currently carried at a zero net book value. This security maintained an unrealized loss of $0.2 million and $0.6 million at September 30, 2013 and December 31, 2012, respectively. During the third quarter of 2013, we realized $0.2 million in additional impairment on this security and have realized $0.4 million during 2013. We continue to closely monitor the fair value of this security as the issuer continues to experience negative operating trends.

The average maturity of the total investment securities portfolio at September 30, 2013 was 1.82 years compared to 1.73 years and 1.57 years for the June 31, 2013 and December 31, 2012 periods, respectively. The average life of the total portfolio in the third quarter of 2013 extended compared to both prior periods, primarily as U.S. Treasury securities with maturities up to three years were added throughout 2013.

Loans

Average loans declined (a portion of which is attributable to problem loan resolutions) by $20.9 million, or 1.4%, from the end of the second quarter of 2013 and $82.2 million, or 5.4%, from the end of the fourth quarter of 2012. Most loan categories have experienced declines with the reduction primarily in the commercial real estate and residential real estate categories. Our core loan portfolio continues to be impacted by normal, monthly amortization and a higher level of payoffs that have outpaced our new loan production. While new loan production was up quarter over quarter, it continues to be impacted by weak loan demand attributable to the trend toward consumers and businesses deleveraging, the lack of consumer confidence, and a persistently sluggish economy.

New loan production has improved over the past four quarters as our efforts to stimulate new loan growth are ongoing. Without compromising our credit standards or taking on inordinate interest rate risk, we have modified several lending programs in our business and commercial real estate areas to try and mitigate the significant impact that consumer and business deleveraging is having on our portfolio.

The resolution of problem loans (which has the effect of lowering the loan portfolio as loans are either charged off or transferred to OREO) also contributed to the overall decline. During the third quarter of 2013, loan charge-offs and loans transferred to OREO accounted for $7.2 million, or 52%, of the net reduction in total loans of $13.8 million from the second quarter of 2013.  For the first nine months of 2013, loan resolution accounted for $30.4 million, or 34%, of the net reduction in loans of $89.6 million. The problem loan resolutions and reductions in portfolio balances previously noted are based on “as of” balances, not averages.

Nonperforming Assets

Nonperforming assets (nonaccrual loans and OREO) totaled $94.7 million at the end of the third quarter of 2013, a decrease of $2.0 million from the second quarter of 2013 and $22.9 million from the end of the fourth quarter of 2012. Nonaccrual loans totaled $41.7 million at the end of the third quarter of 2013, a slight increase of $0.1 million over the second quarter of 2013 and a decrease of $22.5 million from the fourth quarter of 2012. Nonaccrual loan additions totaled $11.1 million in the third quarter of 2013 and $29.6 million for the first nine months of 2013, which compares to $48.5 million in the first nine months of 2012. The balance of OREO totaled $53.0 million at the end of the third quarter of 2013, a decrease of $2.1 million from the end of the second quarter of 2013 and $0.4 million from the fourth quarter of 2012. During the third quarter of 2013, we added properties totaling $3.7 million, sold properties totaling $5.2 million, and recorded valuation adjustments totaling $0.6 million. During the first nine months of 2013, we added properties totaling $21.0 million, sold properties totaling $18.5 million, and recorded valuation adjustments totaling $2.9 million. Nonperforming assets represented 3.77% of total assets at both September 30, 2013 and June 30, 2013, and 4.47% at December 31, 2012.

(Dollars in Thousands)	September 30, 2013	June 30, 2013	December 31, 2012
Nonaccruing Loans:
Commercial, Financial and Agricultural	$489	$537	$1,069
Real Estate - Construction	640	1,020	4,071
Real Estate - Commercial Mortgage	25,714	25,957	41,045
Real Estate - Residential	9,530	8,549	13,429
Real Estate - Home Equity	4,741	4,817	4,034
Consumer	569	686	574
Total Nonperforming Loans (“NPLs”)(1)	$41,682	$41,566	$64,222
Other Real Estate Owned	53,018	55,087	53,426
Total Nonperforming Assets (“NPAs”)	$94,700	$96,653	$117,648
Past Due Loans 30 – 89 Days	$8,427	$8,764	$9,934
Past Due Loans 90 Days or More (accruing)	—	253	—
Performing Troubled Debt Restructurings	50,692	52,729	47,474

Nonperforming Loans/Loans	2.91%	2.88%	4.22%
Nonperforming Assets/Total Assets	3.77	3.77	4.47
Nonperforming Assets/Loans Plus OREO	6.38	6.44	7.47
Allowance/Nonperforming Loans	60.00%	65.66%	45.42%

(1)	Nonperforming TDRs are included in the Nonaccrual/NPL totals

Activity within our nonperforming asset portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
NPA Beginning Balance:	$96,653	$132,829	$117,648	$137,623
Change in Nonaccrual Loans:
Beginning Balance	41,566	74,770	64,222	75,023
Additions	11,046	15,578	29,527	48,532
Charge-Offs	(3,230)	(2,871)	(8,902)	(14,852)
Transferred to OREO	(3,342)	(2,830)	(19,906)	(11,578)
Paid Off/Payments	(2,807)	(5,806)	(9,782)	(11,734)
Restored to Accrual	(1,551)	(4,766)	(13,477)	(11,316)
Ending Balance	41,682	74,075	41,682	74,075

Change in OREO:
Beginning Balance	55,087	58,059	53,426	62,600
Additions	3,697	2,830	21,031	14,039
Valuation Write-downs	(604)	(714)	(2,809)	(2,954)
Sales	(5,162)	(7,002)	(18,531)	(20,082)
Other	—	(1)	(99)	(431)
Ending Balance	53,018	53,172	53,018	53,172

NPA Net Change	(1,953)	(5,582)	(22,948)	(10,376)
NPA Ending Balance	$94,700	$127,247	$94,700	$127,247

Activity within our TDR portfolio is provided in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2013	2012	2013	2012
TDR Beginning Balance:	$57,902	$52,304	$57,353	$50,651
Additions	4,977	9,798	12,116	22,618
Charge-Offs	(50)	(157)	(50)	(2,036)
Paid Off/Payments	(746)	(325)	(2,639)	(2,410)
Removal Due to Change in TDR Status	(511)	—	(1,632)	(2,284)
Defaults	(2,232)	(2,460)	(5,808)	(7,379)
TDR Ending Balance	$59,340	$59,160	$59,340	$59,160

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

The allowance for loan losses was $25.0 million at September 30, 2013 compared to $27.3 million at June 30, 2013 and $29.2 million at December 31, 2012. The allowance for loan losses was 1.75% of outstanding loans and provided coverage of 60% of nonperforming loans at September 30, 2013 compared to 1.89% and 66%, respectively, at June 30, 2013, and 1.93% and 45%, respectively, at December 31, 2012. The decrease in the allowance from both prior periods reflected a reduction in the impaired and general reserve levels. The reduction in impaired loan reserves reflects the migration of loans to OREO and related charge-offs which outpaced reserve additions for newly impaired loans. The reduction in general reserves was primarily driven by continued improving trends in loan delinquencies and classified loans, as well as lower loss content attributable to improving trends in loan charge-offs. It is management’s opinion that the allowance at September 30, 2013 is adequate to absorb losses inherent in the loan portfolio at quarter-end.

Deposits

Average total deposits were $2.059 billion for the third quarter of 2013, a decrease of $8.1 million, or 0.4%, from the second quarter of 2013 and higher by $8.4 million, or 0.4%, from the fourth quarter of 2012.  The decrease in deposits when compared to the second quarter of 2013 resulted primarily from the reduction in the level of public funds and money market accounts offset by higher noninterest bearing demand and savings accounts. When compared to the fourth quarter of 2012, the increase was a result of higher public funds and savings accounts, partially offset by lower certificates of deposit and regular NOW accounts.

Core deposits experienced growth when compared to both periods as the Bank continues to expand relationships and grow the client base. The seasonal inflow of public funds will begin late in the fourth quarter and continue into the first quarter of 2014. Both events are anticipated to increase the overnight funds position during the fourth quarter of 2013.

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

ESTIMATED CHANGES IN NET INTEREST INCOME (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	10.0%	7.5%	5.0%	5.0%
September 30, 2013	0.9%	2.6%	2.5%	-1.8%
June 30, 2013	1.9%	3.1%	2.7%	-1.3%

The Net Interest Income at Risk position was slightly less favorable at the end of the third quarter of 2013, when compared to the prior quarter-end, for all rate scenarios. The unfavorable change from the prior quarter end in all scenarios reflects lower levels of repricing assets, primarily overnight funds, partially offset by lower interest bearing deposit balances, primarily in public funds and money market accounts. All measures of net interest income at risk are within our prescribed policy limits.

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

ESTIMATED CHANGES IN ECONOMIC VALUE OF EQUITY (1)

Changes in Interest Rates	+300 bp	+200 bp	+100 bp	-100 bp
Policy Limit (±)	12.5%	10.0%	7.5%	7.5%
September 30, 2013	0.8%	4.1%	4.4%	-5.5%
June 30, 2013	2.4%	5.3%	5.0%	-4.9%

As of September 30, 2013, the improvement in the economic value of equity in all rate scenarios versus the base case was less favorable than it was as of June 30, 2013. This unfavorable variance is primarily attributable to the overall change in market interest rates during the third quarter of 2013. In both cases, in the up 300 bp scenario (relative to the up 200 and 100 bp scenarios), the level of improvement in the economic value of equity declined. This is attributable to the varied assumptions on the non-maturity deposits.  Based on historical data, interest rates on non-maturity deposits were increased in escalating increments in the rising rate scenarios, with the up 300 bp scenario being the most aggressive.  All measures of economic value of equity were within our prescribed policy limits.

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

As of September 30, 2013, we had the ability to generate $762.2 million in additional liquidity through all of our available resources. In addition to primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window and through brokered deposits. We recognize the importance of maintaining liquidity and have developed a Contingency Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases that certain credit facilities may no longer be available. The liquidity available to us is considered sufficient to meet our ongoing needs.

We view our investment portfolio primarily as a source of liquidity and have the option to pledge the portfolio as collateral for borrowings or deposits, and/or to sell selected securities. The portfolio consists of debt issued by the U.S. Treasury, U.S. governmental and federal agencies, and municipal governments. The weighted average life of the portfolio is approximately 1.82 years and as of quarter-end had a net unrealized pre-tax gain of $0.2 million.

Our average net overnight funds position (defined as funds sold plus interest bearing deposits with other banks less funds purchased) was $412.1 million during the third quarter of 2013 compared to an average net overnight funds sold position of $419.0 million in the second quarter of 2013 and an average overnight funds sold position of $366.0 million in the fourth quarter of 2012.  The lower balance when compared to the second quarter of 2013 primarily reflects the decline in deposits. Additionally, a shift in earning asset mix continued to occur due to growth in the investment portfolio while the loan portfolio declined. The increase when compared to the fourth quarter of 2012 reflected the declining loan portfolio and a higher level of public funds, partially offset by an increase in the investment portfolio.

We expect to make capital expenditures of approximately $3.0 million over the next 12 months, which will consist primarily of office remodeling, office equipment/furniture purchases and technology purchases. We believe that these capital expenditures will be funded with existing resources without impairing our ability to meet our on-going obligations.

Borrowings

At September 30, 2013, advances from the FHLB consisted of $44.4 million in outstanding debt consisting of 41 notes. During the first nine months of 2013, the Bank made FHLB advance payments totaling approximately $2.7 million, paid off nine advances totaling approximately $7.8 million and obtained one new FHLB advance totaling $1.3 million. The FHLB notes are collateralized by a blanket floating lien on all of our 1-4 family residential mortgage loans, commercial real estate mortgage loans, and home equity mortgage loans.

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

Capital

Equity capital was $251.2 million as of September 30, 2013, compared to $249.3 million as of June 30, 2013 and $246.9 million at December 31, 2012. Our leverage ratio was 10.16%, 10.07%, and 9.60%, respectively, and our tangible capital ratio was 6.84%, 6.64%, and 6.35%, respectively, for the same periods. Our risk-adjusted capital ratio of 16.97% at September 30, 2013, exceeds the 10% threshold to be designated as “well-capitalized” under the risk-based regulatory guidelines.

For the first nine months of 2013, shareowners’ equity increased $4.3 million, or 2.3%, on an annualized basis. During this same period, shareowners’ equity was positively impacted by net income of $3.3 million, stock compensation accretion of $0.9 million, and the issuance of stock totaling $0.9 million. Shareowners’ equity was negatively impacted by a $0.8 million decline in the unrealized gain on investment securities.

At September 30, 2013, our common stock had a book value of $14.44 per diluted share compared to $14.36 at June 30, 2013 and $14.31 per diluted share at December 31, 2012. Book value is impacted by changes in the amount of our net unrealized gain or loss on investment securities available-for-sale and changes to the amount of our unfunded pension liability, both of which are recorded through other comprehensive income. At September 30, 2013, the net unrealized loss on investment securities available for sale was $0.2 million and the amount of our unfunded pension liability was $30.1 million.

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

At September 30, 2013, we had $283.8 million in commitments to extend credit and $11.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

TABLE I

AVERAGE BALANCES & INTEREST RATES

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
	Average		Average	Average		Average	Average	Average		Average		Average
(Dollars in Thousands)	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Loans(1)(2)	$1,436,039	$19,342	5.34%	$1,541,262	$21,366	5.51%	$1,462,904	$59,361	5.43%	$1,569,420	$64,943	5.53%
Taxable Securities(2)	232,094	571	0.95	214,431	691	1.28	224,379	1,739	0.99	224,584	2,215	1.33
Tax-Exempt Securities	121,119	223	0.73	67,446	163	0.97	102,496	596	0.77	62,509	486	1.04
Funds Sold	412,138	269	0.26	386,027	254	0.26	426,401	818	0.26	390,122	723	0.25
Total Earning Assets	2,201,390	20,405	3.68%	2,209,166	22,474	4.05%	2,216,180	62,514	3.77%	2,246,635	68,367	4.06%
Cash & Due From Banks	51,640			47,207			50,470			48,112
Allowance For Loan Losses	(27,636)			(30,260)			(29,028)			(31,077)
Other Assets	333,001			340,126			336,098			345,361
TOTAL ASSETS	$2,558,395			$2,566,239			$2,573,720			$2,609,031

Liabilities:
NOW Accounts	$676,855	$107	0.06%	$740,178	$144	0.08%	$726,915	$388	0.07%	$790,733	$503	0.08%
Money Market Accounts	284,920	53	0.07	287,250	60	0.08	285,809	161	0.08	281,746	198	0.09
Savings Accounts	207,631	26	0.05	179,445	23	0.05	201,203	74	0.05	173,346	64	0.05
Other Time Deposits	231,490	149	0.26	263,007	253	0.38	233,663	494	0.28	273,839	914	0.45
Total Interest Bearing Deposits	1,400,896	335	0.09	1,469,880	480	0.13	1,447,590	1,117	0.10	1,519,663	1,679	0.15
Short-Term Borrowings	49,919	46	0.37	59,184	71	0.48	52,505	189	0.48	54,289	127	0.31
Subordinated Note Payable	62,887	339	2.11	62,887	372	2.31	62,887	1,020	2.14	62,887	1,126	2.35
Other Long-Term Borrowings	40,832	330	3.21	38,494	372	3.85	41,550	1,010	3.25	41,123	1,204	3.91
Total Interest Bearing Liabilities	1,554,534	1,050	0.27%	1,630,445	1,295	0.32%	1,604,532	3,336	0.28%	1,677,962	4,136	0.33%
Noninterest Bearing Deposits	658,602			605,602			628,955			604,333
Other Liabilities	93,642			78,446			89,673			73,795
TOTAL LIABILITIES	2,306,778			2,314,493			2,323,160			2,356,090

TOTAL SHAREOWNERS’ EQUITY	251,617			251,746			250,560			252,941

TOTAL LIABILITIES AND
SHAREOWNERS’ EQUITY	$2,558,395			$2,566,239			$2,573,720			$2,609,031

Interest Rate Spread			3.41%			3.73%			3.49%			3.73%
Net Interest Income		$19,355			$21,179			$59,178			$64,231
Net Interest Margin(3)			3.49%			3.82%			3.57%			3.81%

(1)	Average balances include nonaccrual loans. Interest income periods in this table include loan fees of $396,000 and $1.2 million for the three and nine months ended September 30, 2013 and $378,000 and $1.2 million for the comparable periods ended September 30, 2012.
(2)	Interest income includes the effects of taxable equivalent adjustments using a 35% tax rate.
(3)	Taxable equivalent net interest income divided by average earning assets.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2013, the end of the period covered by this Form 10-Q, we maintained effective disclosure controls and procedures.

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

Date: November 8, 2013

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

